Form 10-Q
period 1995-03-31
COMMUNICATIONS SYSTEMS INC
filed 1995-05-11
CIK 22701

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number  0-10355
                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
                      Minnesota                    41-0957999
              (State or other jurisdiction of     (IRS Employer
               incorporation or organization)   Identification No.)

                 213 South Main, Hector, MN             55342
..............................................................................
          (Address of principle executive offices)   (Zip Code)
                                 (612) 848-6231
..............................................................................
            (Registrant's telephone number, including zip code)
..............................................................................
           (Former name, former address, and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes X No ....

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes..... No .....
                 APPLICABLE  ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         Class                           Outstanding at April 30, 1995
- ------------------------                   -----------------------
Common Stock, par value                         9,035,715
    $.05 per share


                 Total Pages (10) Exhibit Index at (NO Exhibits)

               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


                                   INDEX
                                                                  Page No.
                                                                 ---------

Part I. Financial Information:

   Item 1. Financial Statements

      Consolidated Balance Sheets                                    3

      Consolidated Statements of Income                              4

      Consolidated Statements of Stockholders' Equity                5

      Consolidated Statements of Cash Flows                          6

      Notes to Consolidated Financial Statements                     7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8

Part II.  Other Information                                         10

                                      PART I. FINANCIAL INFORMATION
                              COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                       CONSOLIDATED BALANCE SHEETS
                                               (unaudited)
                                                                         March 31            December 31
Assets:                                                                    1995                   1994
                                                                           -------                ----
Current assets:
   Cash                                                                 $7,550,907             $8,829,776
   Marketable securities                                                   946,882                890,424
   Receivables, net                                                     14,377,935             12,535,306
   Inventories - Note 2                                                 16,050,353             16,190,879
   Prepaid expenses                                                        435,259                492,554
   Deferred income taxes                                                 1,108,000              1,108,000
                                                                        ----------             ---------
      Total current assets                                              40,469,336             40,046,939

Property, plant and equipment                                           24,157,402             22,977,540
   less accumulated depreciation                                       (13,332,171)           (12,707,397)
                                                                      ------------           ------------
   Net property, plant and equipment                                    10,825,231             10,270,143

Assets of businesses transferred under
  contractual arrangements (notes receivable)                              527,498                592,838

Other assets:
  Investments in mortgage backed and other securities                    5,295,420              5,300,841
  Excess of cost over net assets acquired                                  764,970                785,364
  Deferred income taxes                                                    376,047                376,047
  Other assets                                                             429,738                380,825
                                                                          --------                -------
      Total other assets                                                 6,866,175              6,843,077
                                                                        ----------              ---------

Total Assets                                                           $58,688,240            $57,752,997
                                                                        ==========             ==========
Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable and current portion of long-term debt                    $378,179               $421,273
   Accounts payable                                                      4,942,496              5,843,729
   Accrued expenses                                                      2,743,101              2,833,987
   Dividends payable                                                       541,450                539,191
   Income taxes payable                                                  2,088,069              2,481,145
                                                                        ----------              ---------
      Total current liabilities                                         10,693,295             12,119,325

Long-term debt                                                              69,637                 67,231

Stockholders' Equity                                                    47,925,308             45,566,441
                                                                       -----------             ----------

Total Liabilities and Stockholders' Equity                             $58,688,240            $57,752,997
                                                                        ==========             ==========

                             See notes to consolidated financial statements.

                            COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)

                                                                        Three Months Ended March 31
                                                                        1995                  1994
Revenues:
  Sales                                                              $24,805,947           $18,613,420

Costs and expenses:
  Cost of sales                                                       18,757,202            13,976,893
  Selling, general and
    administrative expenses                                            3,018,774             2,598,070
                                                                      ----------             ---------
      Total costs and expenses                                        21,775,976            16,574,963

Operating income                                                       3,029,971             2,038,457

Other income and (expenses):
  Investment income                                                      304,710               138,425
  Interest expense                                                       (13,679)              (17,008)
                                                                     -----------            -----------
    Other income, net                                                    291,031               121,417

Income before income taxes                                             3,321,002             2,159,874

Income taxes (Note 3)                                                    800,000               450,000
                                                                        --------               -------

Net income                                                            $2,521,002            $1,709,874
                                                                       =========             =========
Net income per share                                                       $ .28                 $ .19
                                                                       =========             =========
Average common and common
  equivalent shares outstanding                                        9,149,000             9,106,000
                                                                       =========             =========














                           See notes to consolidated financial statements.

                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (unaudited)

                                                               Additional                                 Cumulative
                                          Common Stock           Paid in        Retained      Advances   Translation
                                         Shares     Amount       Capital        Earnings      to ESOP     Adjustment      Total
BALANCE at December 31, 1993          8,944,115   $447,206      $17,659,865    $22,779,139   ($194,000)   ($327,163)   $40,365,047
  Net Income                                                                     6,803,630                               6,803,630
  Shareholder dividends                                                         (2,062,815)                             (2,062,815)
  Issuance of common stock under
    Employee Stock Purchase Plan         15,408        770          130,198                                                130,968
  Issuance of common stock under
    Employee Stock Option Plan           27,000      1,350          211,259                                                212,609
  Repayment of advances to
    Employee Stock Ownership Plan                                                               122,000                    122,000
  Cumulative translation adjustment                                                                          (4,998)        (4,998)
                                    ------------- ---------  --------------- ---------------- -----------  ----------- -------------
BALANCE at December 31, 1994          8,986,523    449,326       18,001,322     27,519,954      (72,000)   (332,161)    45,566,441
  Net Income                                                                     2,521,002                               2,521,002
  Shareholder dividends                                                           (541,450)                               (541,450)
  Issuance of common stock under
    Employee Stock Option Plan           26,000      1,300          190,831                                                192,131
  Issuance of common stock to
    Welsh Development Agency             20,142      1,007          219,325                                                220,332
  Advances to Employee Stock
    Ownership Plan                                                                             (220,331)                  (220,331)
  Cumulative translation adjustment                                                                         187,183        187,183
                                    ------------- ----------- --------------- --------------- ------------ ----------- ------------
BALANCE at March 31, 1995             9,032,665   $451,633      $18,411,478    $29,499,506   ($292,331)   ($144,978)   $47,925,308
                                    ============= =========== =============== =============== ============ =========== ============

                              See  notes to consolidated financial statements.

               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLODATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                    Three Months Ended March 31
                                                                                       1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $2,521,002       $1,709,874
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                                      682,701          526,175
    Deferred taxes                                                                                       81,000
    Adjustment to marketable securities reserve                                       (96,458)          (2,453)
    Changes in assets and liabilities:
      Decrease in marketable securities                                                 40,000          129,275
      Increase in accounts receivable                                               (1,643,776)      (3,324,628)
      Decrease (increase) in inventory                                                 196,841         (555,874)
      Decrease in prepaid expenses                                                      62,960           28,987
      Decrease in accounts payable                                                    (955,414)        (811,866)
      Increase (decrease) in accrued expenses                                         (116,249)         274,987
      Increase (decrease) in income taxes payable                                     (392,678)           4,691
                                                                                      ---------      ----------
        Net cash provided by (used in) operating activities                            298,929       (1,939,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (1,141,682)      (1,001,787)
Sales (purchases) of mortgage backed and other
  investment securities                                                                  6,236           (6,799)
Decrease (increase) in other assets                                                    (53,305)         296,072
Collections from businesses transferred under
  contractual arrangements                                                              65,340          149,257
Collections from Hector Communications Corporation                                                      348,055
                                                                                   -----------          -------
      Net cash used in investing activities                                         (1,123,411)        (215,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable and long-term debt                                          (47,635)         (24,887)
Dividends paid                                                                        (539,191)        (447,206)
Proceeds from issuance of notes payable and long-term debt                                              190,876
Proceeds from issuance of common stock                                                 412,462           13,500
Advances to Employee Stock Ownership Plan                                             (220,331)
                                                                                     ---------         --------
      Net cash used in financing activities                                           (394,695)        (267,717)
                                                                                      ---------        ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                        (59,692)         (19,949)
                                                                                       --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,278,869)      (2,442,700)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       8,829,776        6,598,139
                                                                                     ----------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $7,550,907       $4,155,439
                                                                                     ==========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid                                                                   $1,193,076         $362,511
Interest paid                                                                           13,679           17,008


              See notes to consolidated financial statements.
                                    -6-

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1995, and the statements of income and cash flows for the three month periods ended March 31, 1995 and 1994 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

NOTE 2 -  INVENTORIES

Inventories summarized below are priced at the lower of cost (first-in, first-out) or market:

                                     March 31       December 31
                                       1995            1994
                                    ----------      ----------
   Finished Goods                   $3,424,514      $3,525,693
   Raw Materials                    12,625,839      12,665,186
                                   -----------      ----------
     Total                         $16,050,353     $16,190,879
                                   ===========     ===========

NOTE 3 -  INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 1995 and 1994 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rican operations are taxed at rates lower than the U.S. rate.

NOTE 4 -  NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                   Three Months Ended March 31, 1995 Compared to
                        Three Months Ended March 31, 1994

Consolidated revenues increased $6,193,000 or 33% from the 1994 period. Telephone station apparatus revenues increased $4,685,000, or 35%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $3,515,000, or 35%. Sales to the Big 8 telephone companies (the Regional Bell Operating Companies and GTE) increased $2,586,000 or 42% and accounted for 63% of domestic apparatus sales in the 1995 period. Sales increases to these customers were due to strong sales of the Company's Corroshield line of corrosion resistant products. Sales to electrical distributors and original equipment manufacturers increased $43,000 or 3%. Sales to retail customers increased $366,000 or 34%.

Sales of telephone station apparatus to international customers increased $1,170,000 or 37% over 1994. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,249,000 or 49%, due to strong sales across the Company's product line. U.S. export sales declined $127,000 or 32%. Sales in Canada increased $52,000 or 25%.

Contract manufacturing revenues increased $1,507,000, or 29%. Sales to Thermo-King, the segment's principal customer, increased $825,000 over 1994, and accounted for 49% of the segment's sales. Sales of multifunction display units used by a major watercraft manufacturer increased $336,000 or 40%, accounting for 17% of the segment's sales. Sales of printed circuit board assemblies to a Minnesota original equipment manufacturer added $452,000 of new business in the quarter. Sales of the Company's proprietary line of electronic fishing products declined $76,000, or 14%.

Gross margin as a percentage of apparatus sales was 29%, unchanged from the 1994 period. Gains in overhead efficiencies in U.S. plants due to increased production volume were offset by changes in product mix, particularly Corroshield products which the Company sells at lower margins than standard products. Margins earned on Austin Taylor products improved to 29% from 25% in the 1994 period reflecting Austin Taylor's increased volume of business. Gross margin on contract manufacturing sales declined to 12% compared to 15% in 1994 due to inventory reserves established on certain slow-moving inventory items in the 1995 period.

Selling, general and administrative expenses increased $421,000 or 16% from the 1994 period. Increased customer delivery charges in the U.S. and increased selling expenses in the U.K. caused the increase. The Company used air freight delivery to a much higher percentage of its U.S. customers than normal due to tight production scheduling caused by the increased sales volumes.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES





Managements' Discussion (continued)
Consolidated operating income increased $992,000 or 49%. Net other income increased $170,000 from the 1994 period due to gains on sales of marketable securities and increases in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 24% for the 1995 period compared to 21% in 1994. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate increased in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income increased 47%.

Liquidity and Capital Commitments
At March 31, 1995 the Company had approximately $7,551,000 in cash compared to $8,830,000 at December 31, 1994. Cash was utilized during the period to finance increases in accounts receivable, finance new plant and equipment and pay dividends and current liabilities. Working capital increased $1,848,000 from year end to $29,776,000. The Company's current ratio was 3.8 to 1, compared to
3.3 to 1 at December 31, 1994.

Order input for U.S. apparatus products was $15,538,000 in the first quarter of 1995, up 58% from the 1994 period. First quarter shipments to customers were an all-time record. Sales order backlog increased to $6,914,000. The Company has responded to the increased demand by increasing production shifts, working plants overtime, and increasing use of air shipments to reduce production lead times and customer delivery times. The Company is also expanding its use of outside contract manufacturers to increase its manufacturing capacity.

The Company's balance sheet remains strong, with stockholders' equity of $47,925,000 and long-term debt of only $70,000. The Company has available a $2,000,000 bank line of credit. The Company's cash flows from operations exceeded $7,000,000 in 1994, and management expects a similar performance in 1995, despite first quarter cash used in operations of $1,100,000 made necessary by the Company's increased volume of business. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES






                       PART II. OTHER INFORMATION

Items 1-6.  Not applicable

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                Communications Systems, Inc.

                                             By Paul N. Hanson
                                                ------------------------
                                                Paul N. Hanson
                                                Vice President and
                                                Chief Financial Officer
Date:  May 11, 1995