Form 10-Q
period 1995-06-30
COMMUNICATIONS SYSTEMS INC
filed 1995-08-10
CIK 22701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995

                                           OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number                       0-10355
                                   ................................

                        COMMUNICATIONS SYSTEMS, INC.
 ...............................................................................
          (Exact name of registrant as specified in its charter)

         Minnesota                                    41-0957999
 ...............................................................................
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                    Identification No.)

  213 South Main, Hector, MN                             55342
 ...............................................................................
 (Address of principle executive offices)             (Zip Code)

                              (612) 848-6231
 ...............................................................................
            (Registrant's telephone number, including zip code)


 ...............................................................................
(Former name, former address, and former fiscal year,
                    if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ........

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes....... No ........

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

       Class                                 Outstanding at July 31, 1995
----------------------                       ----------------------------
Common Stock, par value                                 9,143,143
    $.05 per share

                Total Pages (11) Exhibit Index at (NO Exhibits)

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES



                               INDEX
                                                                    Page No.
Part I. Financial Information:

   Item 1. Financial Statements

      Consolidated Balance Sheets                                      3

      Consolidated Statements of Income                                4

      Consolidated Statements of Stockholders' Equity                  5

      Consolidated Statements of Cash Flows                            6

      Notes to Consolidated Financial Statements                       7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8

Part II.  Other Information                                           11

                            PART I. FINANCIAL INFORMATION

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                            CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                        June 30      December 31
Assets:                                                   1995          1994

Current assets:
   Cash                                               $9,294,658     $8,829,776
   Marketable securities                                 971,346        890,424
   Receivables, net                                   13,500,153     12,535,306
   Inventories - Note 2                               16,349,485     16,190,879
   Prepaid expenses                                      418,559        492,554
   Deferred income taxes                               1,108,000      1,108,000
                                                      ----------     ----------
      Total current assets                            41,642,201     40,046,939

Property, plant and equipment                         25,467,061     22,977,540
   less accumulated depreciation                     (13,955,102)   (12,707,397)
                                                      ----------     ----------
     Net property, plant and equipment                11,511,959     10,270,143

Assets of businesses transferred under
  contractual arrangements (notes receivable)            420,618        592,838

Other assets:
  Investments in mortgage backed and other securities  5,296,759      5,300,841
  Excess of cost over net assets acquired                744,679        785,364
  Deferred income taxes                                  376,047        376,047
  Other assets                                           409,972        380,825
                                                       ---------      ---------
      Total other assets                               6,827,457      6,843,077
                                                       ---------      ---------
Total Assets                                         $60,402,235    $57,752,997
                                                      ==========     ==========

Liabilities and Stockholders'Equity:

Current liabilities:
   Notes payable and current portion of long-term debt  $328,158       $421,273
   Accounts payable                                    4,541,892      5,843,729
   Accrued expenses                                    2,825,222      2,833,987
   Dividends payable                                     637,399        539,191
   Income taxes payable                                1,707,625      2,481,145
                                                      ----------     ----------
      Total current liabilities                       10,040,296     12,119,325
                                                      ==========     ==========

Long-term debt                                            68,498         67,231

Stockholders' Equity                                  50,293,441     45,566,441
                                                      ----------     ----------
Total Liabilities and Stockholders' Equity           $60,402,235    $57,752,997
                                                      ==========     ==========

        See  notes  to  consolidated   financial statements.

                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)

                               Three Months Ended June  Six Months Ended June 30
                                    1995        1994        1995       1994
Revenues:
Sales                           $21,866,017 $18,301,256 $46,671,964 $36,914,676

Costs and expenses:
Cost of sales                    17,003,442  13,807,086  35,760,644  27,783,979
Selling, general and
  administrative expenses         2,149,999   2,686,934   5,166,773   5,285,004
                                 ----------  ----------  ----------  ----------
   Total costs & expenses         19,151,44  16,494,020  40,927,417  33,068,983


Operating income                  2,714,576   1,807,236   5,744,547   3,845,693

Other income and (expenses)
Investment income                   216,353      60,476     521,063     198,901
Interest expense                    (14,242)    (11,196)    (27,921)    (28,204)
                                    -------      ------      ------      ------
Other income, net                   202,111      49,280     493,142     170,697

Income before income taxes        2,916,687   1,856,516   6,237,689   4,016,390

Income taxes (Note 3)               620,000     330,000   1,420,000     780,000

Net income                       $2,296,687  $1,526,516  $4,817,689  $3,236,390
                                  =========   =========   =========   =========

Net income per share                  $ .25       $ .17       $ .53       $ .36
                                 =========    =========   =========   =========

Average common and common
equivalent shares outstanding ..  9,232,000   9,087,000   9,171,000   9,095,000
                                  =========   =========   =========   =========

                 See notes to consolidated financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                           Additional                               Cumulative
                                           Common Stock      Paid in       Retained     Advances   Translation
                                      Shares     Amount      Capital       Earnings      to ESOP    Adjustment       Total
BALANCE at December 31, 1993 ...    8,944,115   $447,206   $17,659,865   $22,779,139   ($194,000)   ($327,163)   $40,365,047
  Net Income                                                               6,803,630                               6,803,630
  Shareholder dividends                                                   (2,062,815)                             (2,062,815)
  Issuance of common stock under
    Employee Stock Purchase Plan       15,408        770       130,198                                               130,968
  Issuance of common stock under
    Employee Stock Option Plan         27,000      1,350       211,259                                               212,609
  Repayment of advances to
    Employee Stock Ownership Plan                                                        122,000                     122,000
  Cumulative translation adjustment                                                                    (4,998)        (4,998)
                                    ---------    -------    ----------    ----------     -------      --------     ----------
BALANCE at December 31, 1994 ...... 8,986,523    449,326    18,001,322    27,519,954     (72,000)    (332,161)    45,566,441
  Net Income                                                               4,817,689                               4,817,689
  Shareholder dividends                                                   (1,178,849)                             (1,178,849)
  Issuance of common stock under
    Employee Stock Option Plan        114,466      5,724       859,406                                               865,130
  Issuance of common stock to
    Welsh Development Agency           20,142      1,007       219,325                                               220,332
  Advances to Employee Stock
   Ownership Plan                                                                       (220,332)                   (220,332)
  Cumulative translation adjustment                                                                   223,030        223,030
                                    ---------    -------    ----------    ----------  ----------   ----------     ----------
BALANCE at June 30, 1995 .......    9,121,131   $456,057   $19,080,053   $31,158,794   ($292,332)   ($109,131)   $50,293,441
                                    =========    =======    ==========    ==========  ==========   ==========     ==========

                      See   notes   to consolidated financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                    Six Months Ended June 30
                                                                                  1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $4,817,689              $3,236,390
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                                  1,275,066               1,053,551
  Deferred taxes                                                                                           257,202
  Adjustment to marketable securities reserve                                     (120,922)                 47,843
        Changes in assets and liabilities:
          Decrease in marketable securities                                         40,000                 129,275
          Increase in accounts receivable                                         (801,088)             (3,507,178)
          Decrease (increase) in inventory                                        (131,123)                107,902
          Decrease in prepaid expenses                                              76,067                  98,868
          Decrease in accounts payable                                          (1,333,139)               (164,515)
          Increase (decrease) in accrued expenses                                  (23,825)                707,832
          Decrease in income taxes payable                                        (773,446)               (342,997)
                                                                                  ---------               ---------
            Net cash provided by (used in) operating activities                   3,025,279               1,624,173

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (2,431,295)             (1,872,836)
    Decrease in mortgage backed and other investment securities                      11,240                  14,110
    Decrease (increase) in other assets                                             (38,827)                196,912
    Collections from businesses transferred under
      contractual arrangements                                                      172,220                 196,501
    Collections from Hector Communications Corporation                                                      348,055
                                                                                  ---------               ---------
          Net cash used in investing activities                                  (2,286,662)             (1,117,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable and long-term debt                                   (95,833)                (48,156)
    Dividends paid                                                               (1,080,641)               (894,512)
    Proceeds from issuance of notes payable and long-term debt                                              169,554
    Proceeds from issuance of common stock                                        1,085,462                  81,000
    Advances to Employee Stock Ownership Plan                                      (220,332)
                                                                                   --------                 -------
          Net cash used in financing activities                                    (311,344)               (692,114)
                                                                                    -------                 -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                      37,609                   8,020
                                                                                   --------                 -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                464,882                (177,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  8,829,776               6,598,139
                                                                                  ---------               ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $9,294,658              $6,420,960
                                                                                  =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                                            $2,193,520                $863,997
    Interest paid                                                                    27,921                  28,204

                        See notes to consolidated financial statements.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1995, the statements of income for the three and six month periods ended June 30, 1995 and 1994 and the statements of cash flows for the six month periods ended June 30, 1995 and 1994 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the entire year.

NOTE 2 -  INVENTORIES

Inventories summarized below are priced at the lower of cost (first-in, first-out) or market:

                                                  June 30           December 31
                                                   1995                  1994
Finished Goods                                  $4,373,585           $3,525,693
Raw Materials                                   11,975,900           12,665,186
                                                ----------           ----------
Total                                          $16,349,485          $16,190,879
                                                ==========           ==========

NOTE 3 -  INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 1995 and 1994 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rican operations are taxed at rates lower than the U.S. rate.

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

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


                   Six Months Ended June 30, 1995 Compared to
                         Six Months Ended June 30, 1994

Consolidated revenues increased $9,757,000 or 26% from the 1994 period. Telephone station apparatus revenues increased $7,059,000, or 26%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $5,523,000, or 27%. Sales to the Big 8 telephone companies (the Regional Bell Operating Companies and GTE) increased $4,202,000 or 36% and accounted for 59% of domestic apparatus sales in the 1995 period. Sales increases to these customers were due to strong sales of the Company's Corroshield line of corrosion resistant products. Sales to electrical distributors and original equipment manufacturers decreased $59,000 or 2%. Sales to retail customers increased $754,000 or 30%.

Sales of telephone station apparatus to international customers increased $1,536,000 or 21% over 1994. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,076,000 or 17%, due to strong sales across the Company's product line. U.S. export sales increased $390,000 or 55%. Sales in Canada increased $70,000 or 16%.

Contract manufacturing revenues increased $2,698,000, or 29%. Sales to Thermo-King, the segment's principal customer, increased $136,000 over 1994, and accounted for 43% of the segment's sales. Sales of multifunction display units used by a major watercraft manufacturer increased $1,201,000 or 114%, accounting for 19% of the segment's 1995 sales. Sales of printed circuit board assemblies to a Minnesota original equipment manufacturer added $655,000 of new business in the period. Sales of the Company's proprietary line of electronic fishing products increased $392,000, or 75%.

     Gross margin as a percentage of apparatus sales was 27%, compared to 28% in the 1994 period. Gains in overhead efficiencies in U.S. plants due to increased production volume were offset by changes in product mix, particularly Corroshield products which the Company sells at lower margins than standard products. Margins earned on Austin Taylor products declined to 19% from 24% in the 1994 period due to increased raw material costs. Gross margin on contract manufacturing sales declined to 14% compared to 15% in 1994 due to inventory reserves established on certain slow-moving inventory items in the 1995 period.

     Selling, general and administrative expenses decreased $118,000 or 2% from the 1994 period. Increased customer delivery charges in the U.S. were offset by lower selling expenses and lower corporate expenses.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Consolidated operating income increased $1,899,000 or 49%. Net other income increased $322,000 from the 1994 period due to gains on sales of marketable securities and increases in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 23% for the 1995 period compared to 19% in 1994. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate increased in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income increased 49%.

                   Three Months Ended June 30, 1995 Compared to
                        Three Months Ended June 30, 1994

Consolidated revenues increased $3,565,000 or 19% from the 1994 period. Telephone station apparatus revenues increased $2,374,000, or 17%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $2,008,000, or 20%. Sales to the Big 8 telephone companies (the Regional Bell Operating Companies and GTE) increased $1,616,000 or 29% and accounted for 55% of domestic apparatus sales in the 1995 period. Sales increases to these customers were due to strong sales of the Company's Corroshield line of corrosion resistant products. Sales to electrical distributors and original equipment manufacturers decreased $102,000 or 7%. Sales to retail customers increased $389,000 or 27%.

Sales of telephone station apparatus to international customers increased $366,000, or 9% over 1994. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $169,000 or 5%. U.S. export sales increased $517,000 or 166% due to sales of Corroshield products to Latin America and Carribean island customers. Sales in Canada increased $18,000 or 8%.

Contract manufacturing revenues increased $1,191,000, or 29%. Sales to Thermo-King, the segment's principal customer, decreased $690,000, or 28% from 1994, and accounted for 34% of the segment's sales. The sales decline was due to Thermo-King's decision to perform certain manufacturing functions in-house which were previously done by the Company. Sales of multifunction display units used by a major watercraft manufacturer increased $865,000 or 399%, accounting for 21% of the segment's 1995 second quarter sales. Sales of printed circuit board assemblies to a Minnesota original equipment manufacturer added $203,000 of new business in the period. Sales of the Company's proprietary line of electronic fishing products increased $466,000.

     Gross margin as a percentage of apparatus sales was 24, compared to 27% in the 1994 period. Gains in overhead efficiencies in U.S. plants due to increased production volume were offset by changes in product mix, particularly Corroshield products which the Company sells at lower margins than standard products. Margins earned on Austin Taylor products declined sharply due to higher raw material costs and lower production volumes. Gross margin on contract manufacturing sales was 16%, unchanged from the 1994 period.

               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses decreased $539,000 from the 1994 period. Lower U.S. apparatus selling costs, lower corporate charges and expense adjustments at Austin Taylor were responsible for the decrease.

Consolidated operating income increased $907,000 or 50%. Net other income increased $153,000 from the 1994 period due to increased interest income and increases in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 21% for the 1995 period compared to 18% in 1994. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The
Company's tax rate increased in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income increased 50%.

Liquidity and Capital Commitments
At June 30, 1995 the Company had approximately $9,295,000 in cash compared to $8,830,000 at December 31, 1994. Cash was utilized during the period to finance increases in accounts receivable, finance new plant and equipment and pay dividends and current liabilities. Working capital increased $3,674,000 from year end to $31,602,000. The Company's current ratio was 4.1 to 1, compared to
3.3 to 1 at December 31, 1994.

     Order input for U.S. apparatus products was $27,573,000 in the first half of 1995, up 34% from the 1994 period. Shipments to customers during the first half of 1995 were an all-time record. Sales order backlog was $5,866,000 at June 30, 1995, up substantially from year end but slightly lower than at March 31. The Company has responded to the increased demand by increasing production shifts, working plants overtime, and increasing use of air shipments to reduce production lead times and customer delivery times. The Company is also expanding its use of outside contract manufacturers to increase its manufacturing capacity.

     The Company's balance sheet remains strong, with stockholders' equity of $50,293,000 and long-term debt of only $68,000. The Company has available a $2,000,000 bank line of credit. The Company's cash flows from operations exceeded $7,000,000 in 1994, and totaled $3,025,000 in the first half of 1995. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Items 1-3.  Not applicable

Item 4.  Submission of matters to Vote of Securityholders
The Annual Meeting of the Shareholders of the Registrant was held on May 15, 1995 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 9,024,165 of which 8,603,821 were present either in person or by proxy. Shareholders reelected Board member Curtis A. Sampson (in favor 8,526,475, abstaining 77,346) and elected new Board member Joseph W. Parris (in favor 8,523,777, abstaining 80,044) to three year terms expiring at the 1998 Annual Meeting of Shareholders. Board member James O. Ericson, a director since 1970, did not stand for reelection at the meeting. Directors continuing in office are Edward E. Strickland, Edwin C. Freeman and John C. Ortman (whose terms expire at the 1996 Annual Meeting of Shareholders) and C.A. Anderson, Paul J. Anderson and Wayne E.Sampson (whose terms expire at the 1997 Annual Meeting of Shareholders).

Additionally, shareholders approved an amendment to the Company's Articles of Incorporation, increasing the total number of authorized shares of common stock, par value $.05 per share, by 15,000,000 shares to a total of 30,000,000 shares (in favor 7,976,232, opposed 530,763, abstaining 96,826). Shareholders also approved an amendment to the Company's 1992 Stock Plan to increase the total number of shares of common stock available for issuance under such plan by 500,000 shares to 900,000 shares (in favor 7,160,937, against 332,821, abstaining 1,110,063). Shareholders also approved an amendment to the Company's Employee Stock Purchase Plan, increasing the total number of common shares available for issuance under the plan from 100,000 shares to 200,000 shares (in favor 7,400,432, against 150,607, abstaining 1,052,782).

Items 5-6.  Not applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Communications Systems, Inc.

                                        By   Paul N. Hanson
                                             -------------------------
                                             Paul N. Hanson
                                             Vice President and
                                             Chief Financial Officer
Date:  August 11, 1995