Form 10-Q
period 1995-09-30
COMMUNICATIONS SYSTEMS INC
filed 1995-11-13
CIK 22701

===============================================================================
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q
(Mark One)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1995
                               --------------------------------------------

                                   OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   0-10355

                       COMMUNICATIONS SYSTEMS, INC.
 ...............................................................................
        (Exact name of registrant as specified in its charter)

         MINNESOTA                                 41-0957999
 ...............................................................................
(State or  other jurisdiction of               (Federal Employer
 incorporation  or organization)               Identification No.)

213 South Main Street, Hector, MN                     55342
 ...............................................................................
(Address of principal executive offices)           (Zip Code)
                           (612) 848-6231
 ...............................................................................
           Registrant's telephone number, including area code

 ...............................................................................
         (Former name, former address, and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

           APPLICABLE ONLY TO ISSUERS  INVOLVED IN BANKRUPTCY
             PROCEEDINGS  DURING THE PRECEDING  FIVE YEARS:
 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO ___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                             Outstanding at October 31, 1995
Common Stock, par value                               9,171,210
    $.05 per share

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     INDEX

                                                               Page No.
Part I.  Financial Information

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

                         PART I.  FINANCIAL INFORMATION
                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                            CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                                                         September 30                December 31
Assets:                                                                                          1995                       1994
Current assets:
     Cash                                                                                 $11,804,923                 $8,829,776
     Marketable securities                                                                    889,599                    890,424
     Receivables, net                                                                      12,860,289                 12,535,306
     Inventories - Note 2                                                                  17,344,296                 16,190,879
     Prepaid expenses                                                                         480,321                    492,554
     Deferred income taxes                                                                  1,108,000                  1,108,000
                                                                                  -------------------       --------------------
              Total current assets                                                         44,487,428                 40,046,939

Property, plant and equipment                                                              25,344,486                 22,977,540
     Less accumulated depreciation                                                        (14,435,336)               (12,707,397)
                                                                                  --------------------      ---------------------
              Net property, plant and equipment                                            10,909,150                 10,270,143

Other assets:
     Assets of businesses transferred under contractual
         arrangements (notes receivable)                                                       75,831                    592,838
     Investments in mortgaged backed and other securities                                   5,300,150                  5,300,841
     Excess of cost over net assets acquired                                                  724,389                    785,364
     Deferred income taxes                                                                    376,047                    376,047
     Other assets                                                                             395,103                    380,825
                                                                                  -------------------       --------------------
               Total other assets                                                           6,871,520                  7,435,915
                                                                                  -------------------       --------------------

Total Assets                                                                              $62,268,098                $57,752,997
                                                                                   ==================         ==================

Liabilities and Stockholders' Equity:
Current liabilities:
     Notes payable and current portion of long-term debt                                     $284,927                   $421,273
     Accounts payable                                                                       4,056,944                  5,843,729
     Accrued expenses                                                                       3,125,487                  2,833,987
     Dividends payable                                                                        641,985                    539,191
     Income taxes payable                                                                   1,888,765                  2,481,145
                                                                                  -------------------       --------------------
               Total current liabilities                                                    9,998,108                 12,119,325

Long-term debt                                                                                 68,004                     67,231

Stockholders' Equity                                                                       52,201,986                 45,566,441
                                                                                  -------------------       --------------------

Total Liabilities and Stockholders' Equity                                                $62,268,098                $57,752,997
                                                                                  ===================       ====================

                     See notes to  consolidated  financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                                                             Three Months Ended Sept.30                   Nine Months Ended Sept.30
                                                              1995                  1994                  1995                  1994
                                               -------------------   -------------------   -------------------  --------------------

Sales                                                 $20,205,631           $17,549,831           $66,877,595           $54,464,507

Costs and expenses:
     Cost of sales                                     15,049,512            13,193,465            50,810,156            40,977,444
     Selling, general and
       administrative expenses                          2,613,250             2,577,285             7,780,023             7,862,289
                                              -------------------   -------------------   -------------------  --------------------
           Total costs and expenses                    17,662,762            15,770,750            58,590,179            48,839,733

Operating income                                        2,542,869             1,779,081             8,287,416             5,624,774

Other income and (expenses):
     Investment income                                    218,608               105,766               739,671               304,667
     Interest expense                                     (11,104)              (16,734)              (39,025)              (44,938)
                                              --------------------  --------------------  -------------------- ---------------------
           Other income, net                              207,504                89,032               700,646               259,729

Income before income taxes                              2,750,373             1,868,113             8,988,062             5,884,503

Income taxes (Note 3)                                     595,000               380,000             2,015,000             1,160,000
                                              -------------------   -------------------   -------------------  --------------------

Net income                                             $2,155,373            $1,488,113            $6,973,062            $4,724,503
                                              ===================    ==================    ==================   ===================

Net income per share                                         $.23                  $.16                  $.76                  $.52
                                              ===================   ===================   ===================  ====================

Average common and common
     equivalent shares outstanding                      9,318,000             9,089,000             9,214,000             9,089,000
                                              ===================   ===================   ===================  ====================


           See notes to  consolidated  financial statements.

===============================================================================
                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
===============================================================================

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                   (unaudited)
                                                             Additional                              Cumulative
                                           Common Stock         Paid in       Retained    Advances  Translation
                                         Shares     Amount      Capital       Earnings     to ESOP   Adjustment          Total
                                ---------------  ---------   -----------   -----------   ----------   ----------   ------------
BALANCE at December 31, 1993          8,944,115   $447,206   $17,659,865   $22,779,139   $(194,000)   $(327,163)   $40,365,047
   Net income                                                                6,803,630                               6,803,630
   Shareholder dividends                                                    (2,062,815)                             (2,062,815)
   Issuance of common stock under
     Employee Stock Purchase Plan        15,408        770       130,198                                               130,968
   Issuance of common stock under
     Employee Stock Option Plan          27,000      1,350       211,259                                               212,609
   Repayment of Advances to
     Employee Stock Ownership Plan                                                         122,000                     122,000
   Cumulative translation adjustment                                                                     (4,998)        (4,998)
                                     ----------  ---------  ------------   ------------  ---------    ----------   -------------
BALANCE at December 31, 1994          8,986,523    449,326    18,001,322     27,519,954    (72,000)    (332,161)    45,566,441
   Net income                                                                 6,973,062                              6,973,062
   Shareholder dividends                                                     (1,820,834)                            (1,820,834)
   Issuance of common stock under
     Employee Stock Option Plan         140,978      7,049     1,081,050                                             1,088,099
   Issuance of common stock under
     Employee Stock Purchase Plan        23,567      1,179       193,956                                               195,135
   Issuance of common stock to
     Welsh Development Agency            20,142      1,007       219,325                                               220,332
   Advances to Employee Stock
     Ownership Plan                                                                       (220,332)                   (220,332)
   Cumulative translation adjustment                                                                    200,083        200,083
                                     ----------  ---------  ------------  -------------  ----------   ----------   --------------
BALANCE at September 30, 1995         9,171,210   $458,561   $19,495,653    $32,672,182  $(292,332)   $(132,078)   $52,201,986
                                     ==========  =========  ============  =============  ==========  ===========   ==============

                    See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                    Nine Months Ended September 30
                                                                                                      1995                    1994
Cash Flows from Operating Activities:
   Net income                                                                                   $6,973,062              $4,724,503
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                               1,906,358               1,606,830
     Adjustment to marketable securities reserve                                                   (79,175)                 75,698
     Deferred tax items                                                                                                    418,202
     Changes in assets and liabilities:
       Decrease in marketable securities                                                            80,000                 129,275
       Increase in receivables                                                                    (174,483)             (2,792,653)
       Increase in inventories                                                                  (1,138,759)               (126,124)
       Decrease (increase) in prepaid expenses                                                      13,482                 (96,894)
       Increase (decrease) in accounts payable                                                  (1,696,485)                219,398
       Increase in accrued expenses                                                                171,162                 923,804
       Decrease in income taxes payable                                                           (592,688)               (348,672)
                                                                                    ----------------------- -----------------------
     Net cash provided by operating activities                                                   5,462,474               4,733,367

Cash Flows from Investing Activities:
   Capital expenditures                                                                         (2,450,041)             (3,333,538)
   Decrease in mortgaged-backed and other securities                                                15,324                  22,226
   Collections from Hector Communications Corp.                                                                            348,055
   Collections from businesses transferred under
     contractual arrangements                                                                      517,007                 262,099
   Decrease (increase) in other assets                                                             (29,083)                285,885
                                                                                    ----------------------- ----------------------
     Net cash used in investing activities                                                      (1,946,793)             (2,415,273)

Cash Flows from Financing Activities:
   Repayments of notes payable and long-term debt                                                 (138,405)               (100,752)
   Proceeds from issuance of long-term debt                                                                                174,290
   Dividends paid                                                                               (1,718,040)             (1,431,819)
   Proceeds from issuance of common stock                                                        1,503,566                 318,265
   Advances to Employee Stock Ownership Plan                                                      (220,332)
                                                                                    -----------------------
     Net cash used in financing activities                                                        (573,211)             (1,040,016)
                                                                                    ----------------------- -----------------------

Effect of Foreign Exchange Rate Changes on Cash                                                     32,677                  41,061
                                                                                    ----------------------  ----------------------

Net Increase in Cash and Cash Equivalents                                                        2,975,147               1,319,139
Cash and Cash Equivalents at Beginning of Period                                                 8,829,776               6,598,139
                                                                                    ----------------------  ----------------------
Cash and Cash Equivalents at End of Period                                                     $11,804,923              $7,917,278
                                                                                    ======================  ======================

Supplemental disclosures of cash flow information:
   Income taxes paid during the period                                                          $2,607,380              $1,088,672
   Interest paid during the period                                                                  39,025                  44,938

        See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1995, the statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report to Shareholders. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                     September 30             December 31
                                             1995                    1994
     Finished Goods                    $3,928,587              $3,525,693
     Raw Materials                     13,415,709              12,665,186
                           ----------------------  ----------------------
       Total                          $17,344,296             $16,190,879
                           ======================  ======================

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 1995 and 1994 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

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

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

               Nine Months Ended September 30, 1995 Compared to
                    Nine Months Ended September 30, 1994

Consolidated revenues increased $12,413,000 or 23% from the 1994 period. Telephone station apparatus revenue increased $9,583,000 or 23%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $8,319,000 or 27%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $6,521,000 or 36% and accounted for 62% of domestic apparatus sales in the 1995 period. Sales increases to these customers were due to strong sales of the Company's CorroShield line of corrosion resistant products. Sales to electrical distributors and original equipment manufacturers increased $541,000 or 14%. Sales to retailers increased $551,000 or 15%.

Sales of telephone station apparatus to international customers increased $2,144,000 or 19%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,128,000 or 12%. U.S. export sales increased $879,000 or 90%. Sales in Canada increased $136,000 or 21%.

Contract manufacturing sales increased $2,830,000 or 22%. Sales to Thermo-King, the segment's principal customer, declined $295,000 or 4%, due to Thermo-King's decision to move more of its manufacturing process to a plant it owns in Puerto Rico. Sales to Thermo-King accounted for 44% of Zercom's sales in the 1995 period compared to 56% of sales in the 1994 period. Sales of multi-function display units used by a major watercraft manufacturer increased $1,252,000 or 111%. Sales of the Company's proprietary line of electronic fishing products increased $522,000 or 96%. Sales of printed circuit board assemblies to a Minnesota original equipment manufacturer added $768,000 of new business in the period.

Gross margin as a percentage of apparatus sales was 27%, compared to 28% in the 1994 period. Gains in overhead efficiencies in U.S. plants due to increased production volume were offset by changes in product mix, particularly CorroShield products which the Company sells at lower margins than standard products. Margins earned on Austin Taylor products declined to 20% from 25% in the 1995 period due to increased raw material costs. Gross margin on contract manufacturing sales declined to 13% compared to 15% in 1994 due to inventory reserves established on certain slow-moving inventory items in the 1995 period.

Selling, general and administrative expenses decreased $82,000 or 1% from the 1994 period. Increased customer delivery charges in the U.S. were offset by lower selling expenses and lower corporate expenses.

Consolidated operating income increased $2,663,000 or 47%. Net other income increased $441,000 from the 1994 period due to increased interest income on the Company's increased cash reserves, gains on sales of marketable securities, and increases in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 22% compared to 20% in the 1994 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate increased in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income increased $2,249,000, or 48%.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

              Three Months Ended September 30, 1995 Compared to
                   Three Months Ended September 30, 1994

Consolidated revenues increased $2,656,000 or 15% from the 1994 period. Telephone station apparatus revenues increased $2,524,000 or 18%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $1,916,000 or 19%. Sales to the Big 8 telephone companies increased $2,319,000 or 38% and accounted for 67% of domestic apparatus sales in the 1995 period. Sales increases to these customers were due to strong sales of the Company's CorroShield line of corrosion resistant products. The Company made first time volume shipments of CorroShield products to one RBOC in the 1995 period. Sales to retail customers increased $77,000 or 7%. Sales to electrical distributors and original equipment manufacturers increased $320,000 or 32%. Sales to other distributor decreased $685,000 or 49%.

Sales of telephone station apparatus to international customers increased $608,000 or 16% over 1994. U.S. export sales increased $489,000 or 185% due to sales of CorroShield products to Latin America and Caribbean island customers. Sales by Austin Taylor increased $52,000 or 2%. Sales in Canada increased $66,000 or 32%.

Contract manufacturing revenues increased $131,000 or 4%. Sales to Thermo-King declined $431,000 or 20%. The sales decline was due to Thermo-King's decision to perform certain manufacturing functions in-house which were previously done by the Company. Sales of video cables and wiring harnesses increased $150,000. Sales of electronic fishing products increased $130,000. Sales of printed circuit board assemblies to a Minnesota original equipment manufacturer added $113,000 of business in the 1995 period. Sales of multi-function display units for watercraft increased $51,000.

Gross margin as a percentage of apparatus sales was 29%, compared to 28% in the 1994 period. Margin improvements were due to gains in overhead efficiencies in U.S. plants associated with increased production volumes, reductions in production overtime premiums paid, and reduced use of air freight to move inventory. Margins earned on Austin Taylor products declined to 22% from 26% in the 1994 period due to increased raw material costs. Gross margin on contract manufacturing sales was 12% compared to 13% in the 1994 period.

Selling, general and administrative expenses increased $36,000 or 1%. Increased customer delivery expenses offset lower selling and corporate expenses in the period.

Consolidated operating income increased $764,000 or 43%. Net other income increased $118,000 from the 1994 period due to increased interest income on the Company's increased cash reserves. The Company's effective income tax rate was 22% for the 1995 period compared to 20% in 1994. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate increased in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income increased $667,000, or 45%.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                       Liquidity and Capital Commitments

At September 30, 1995 the Company had approximately $11,805,000 in cash compared to $8,830,000 at December 31, 1994. Working capital increased $6,562,000 from year end to $34,489,000. The Company's current ratio was 4.4 to 1, compared to
3.3 to 1 at December 31, 1994.

Net cash provided by operating activities increased 15% from the 1994 nine months to $5,462,000. Cash was utilized during the period to finance increases in inventory, purchase new plant and equipment and pay dividends and current liabilities. The Company received $1,504,000 from issuance of common stock during the 1995 period, principally from exercises of employee stock options.

The Company's balance sheet remains strong, with stockholders' equity of $52,202,000 compared to long-term debt of only $68,000. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

The deficit reduction plan presently being considered by Congress includes a provision which would eliminate, over a period of years, the possessions tax credit (Section 936) for companies operating in Puerto Rico. The Company has operated in Puerto Rico since 1978 and a major part of its investment in its telephone station apparatus manufacturing operation is located there. The Company has also benefited greatly from the possessions tax credit, which reduced the Company's income tax expense for the 1995 nine months by $1,575,000. The Company believes elimination of the credit will have a negative impact on both the Puerto Rico economy and the Company's Puerto Rico operation. The Company cannot predict the form of the tax plan Congress will ultimately institute or the effect the plan will have on the Company.


                        PART II.  OTHER INFORMATION

Items 1 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               Communications Systems, Inc.

                                               By Paul N. Hanson
                                                  Paul N. Hanson
                                                  Vice President and
                                                  Chief Financial Officer
Date:  November 10, 1995