Form 10-K
period 1995-12-31
COMMUNICATIONS SYSTEMS INC
filed 1996-03-28
CIK 22701

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 0-10355

                           COMMUNICATIONS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

            Minnesota                                            41-0957999_
     (State or  other jurisdiction                           (Federal Employer
  of incorporation  or organization)                        Identification No.)

                              213 South Main Street
                                Hector, MN 55342
              Address of principal executive offices and zip code

Registrant's telephone number, including area code: (320) 848-6231

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          Common Stock, $.05 par value

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $101,211,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 15, 1996.

As of March 15, 1996 there were outstanding 9,308,210 shares of the Registrant's common stock.

Documents Incorporated by Reference:The Company's Proxy Statement for its
                                    Annual Meeting of Shareholders to be held
                                    on May 14, 1996 is incorporated by
                                    reference into Part III of this Form 10-K.
===============================================================================

                                   PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

         Communications Systems, Inc. is a Minnesota corporation organized in 1969 which, operating directly and through its subsidiaries located in Puerto Rico, Costa Rica and Bethesda, Wales (herein collectively called "CSI" or the "Company") is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company's product line, which is commonly referred to as "telephone station apparatus", consists primarily of equipment which connects telephones, data terminals and related equipment at customer premises to the telephone network. The Company also conducts value-added design and electronic assembly for original equipment manufacturers through a subsidiary located in Merrifield, Minnesota.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in two business segments: (i) the manufacture and sale of connecting and wiring devices for voice and data communications; and
(ii) value-added design and electronic assembly for original equipment manufacturers. Information regarding industry segments is set forth in Note 11 in the Financial Statements under Item 8 herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

(1)  Telephone Station Apparatus Segment

         Telephone station apparatus is manufactured and marketed under the "Suttle Apparatus" brand name in the United States (U.S.) and internationally and through Austin Taylor Communications in the United Kingdom (U.K.), Europe and other foreign countries. Sales of telephone station apparatus were $66,004,000 in 1995, or 77% of consolidated revenues. Suttle Apparatus operations accounted for 79% of telephone station apparatus sales and Austin Taylor Communications accounted for 21%.

         (i)  Suttle Apparatus Operations

         The Company manufactures telephone station apparatus at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Products are marketed under the "Suttle Apparatus" brand name in the U.S. and internationally and under the "Tel Products" brand name in the U.S. retail market.

         (A)  Products

         Suttle Apparatus' telephone station apparatus products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the Company's products are used in voice applications, but the Company has developed an expanding line of products for data applications which has enjoyed good market acceptance to date. An increasingly significant portion of the Company's revenues are derived from sales of a line of corrosion resistant connectors which utilize a water resistant gel to offer superior performance in harsh environments. The Company's station apparatus products generally range in price from $.70 to $25.00. A majority of the sales volume, both in units and revenues, is derived from products selling for under $5.00.

         (B)  Markets and Marketing

         The Company competes in all major segments of the telephone station apparatus market. These market segments include the "Big 8" telephone companies (the seven Regional Bell Operating Companies, or "RBOCs" and GTE), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These markets are served directly through the Company's sales staff and through distributors such as North Supply, Graybar Electric Company, Alltel Supply and Anixter Communications.

         As a group, sales to the Big 8 telephone companies, both directly and through distribution, were approximately $31,577,000 in 1995 and $25,242,000 in 1994, which represented about 62% and 59% of Suttle Apparatus' sales in 1995 and 1994, respectively. Sales to North Supply, the principal distributor serving this market were approximately 16% and 20% of Suttle Apparatus' sales in 1995 and 1994, respectively.

         Approximately 11% of Suttle Apparatus' 1995 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to retailers such as Radio Shack, Coast-to-Coast, office supply distributors, specialized telephone stores, various hardware stores and numerous retail outlets. Sales to Radio Shack accounted for 8% and 10%, respectively, of Suttle Apparatus' sales in 1995 and 1994.

         The balance of Suttle Apparatus' sales in 1995 and 1994 were to original equipment manufacturers, non-Big 8 telephone companies, independent contractors and electrical contractors. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. All major telephone operating companies have contracting operations, as does AT&T. The Company sells its products to a number of independent contractors through the same suppliers which serve the telephone company market.

         Marketing of the Company's station apparatus products varies depending on whether apparatus is being sold for the retail market or the communications industry market. In the retail market, sales are made through a limited number of manufacturers' representatives. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to independent contractors are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

         (C)  Competition

         Suttle Apparatus encounters strong competition in all its station apparatus product lines. The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

         The Company's principal competitors for sales to telephone companies and independent contractors include: AT&T, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc. Most of these companies have greater financial resources than the Company. In addition, distributors of the Company's apparatus products also market products for one or more of these competitors. AT&T markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company's products.

         In retail markets, the Company experiences significant competition from AT&T for sales of industry standard connection devices that meet FCC standards. The Company also experiences significant competition from East Asian manufacturers of low-priced modular products which market their products through a number of distributors to various retail outlets.

         The Company's principal competitor for sales to the Big 8 is AT&T. To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

         (D)  Order Book

         Suttle Apparatus manufactures its station apparatus on the basis of estimated customer requirements. Outstanding customer orders at March 1, 1996 were approximately $4,300,000 compared to approximately $6,927,000 at March 1, 1995. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

         (E)  Manufacturing and Sources of Supply

         The Company's station apparatus products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Raychem Corporation. The unavailability of the gel-filled figs from Raychem Corporation could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

         (F)  Research and Development; Patents

         The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was the Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's new SpeedStar line of high speed data connectors was introduced in early 1996.

         Historically, the Company has not relied on patents to protect its competitive position in the station apparatus market. However, duplication of Company designs by foreign apparatus manufacturers has caused the Company to apply for design patents on a number of station apparatus products.

         The Company's "Suttle Apparatus" brand name, as well as its registered trademark "Tel" are important to its business. The Company regularly supports these names by trade advertising and believes they are well known in the marketplace.

         (ii)  Austin Taylor Operations

         Austin Taylor Communications, Ltd. manufactures voice and data connector products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames.

     Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor is a primary source of supply for some products to British Telecom, the United Kingdom's principal telephone company. Sales to British Telecom accounted for 16% and 28% of Austin Taylor sales in 1995 and 1994, respectively. Other major customers include Northern
Telecom Europe, NYNEX and AT&T Europe. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 79% and 73% of Austin Taylor sales were to United Kingdom customers in 1995 and 1994, respectively.

         The Company believes the European telecommunications market will offer increasing opportunities as the European Economic Community eliminates trade barriers and standardizes on modular connector products. In addition to continued manufacturing and marketing of its existing products, Austin Taylor will be a base to manufacture and/or distribute existing Suttle Apparatus products or new jointly developed products in the United Kingdom, Europe and internationally. The Company also markets Austin Taylor products in the U.S., Canada, and other markets.

         Outstanding customer orders for Austin Taylor products were approximately $1,660,000 at March 1, 1996 compared to $2,305,000 at March 1, 1995. Because Austin Taylor fills new orders on a relatively short time table, the Company does not believe its order book is s significant indicator of future results.

(2)  Contract Manufacturing of Electronic Assemblies and Products

         The Company's Zercom Corporation subsidiary is engaged in contract manufacturing of electronic assemblies and products, including printed circuit board assembly, cable and harness assembly and electro-mechanical assemblies, for original equipment manufacturers (OEMs). Zercom also provides product engineering services, including circuit board design, case and enclosure design and product development consulting from design concept to finished product. Sales by Zercom Corporation accounted for 23% of consolidated revenues in 1995.

         Zercom principally markets to OEM's in Minnesota and surrounding states through a network of five manufacturers representatives. Zercom's marketing is focused on OEMs requiring the manufacture of complex and labor intensive items which will not be manufactured in the high volumes necessary to justify offshore or automated production. Zercom's principal customer is Thermo-King, a Westinghouse subsidiary. Sales to Thermo-King represented approximately 39% and 53% of Zercom's revenues in 1995 and 1994, respectively.

         Contract manufacturing of assemblies and products is one of the fastest growing and most competitive industries in the U.S. Zercom competes with both domestic and foreign operations, many of which have substantially greater resources than the Company. Zercom competes in the market place based on its product design capabilities and reputation for timely delivery of high quality products.

         At  March  1,  1996,   Zercom's   outstanding   customer   orders  were
approximately $5,736,000 compared to $6,802,000 at March 1, 1995.

         The materials used in Zercom's operations include electronic components, sheet metal, printed circuit boards, wire and cable connectors. There are multiple sources of supply for these materials. Zercom is not dependent on any single supplier, and has not experienced significant problems in obtaining required supplies.

     Prior to November, 1995, Zercom manufactured and marketed a proprietary line of electronic equipment for the sport fishing and watercraft industries. Sales of these products, which were not profitable, accounted for 10% and 7% of Zercom's sales in 1995 and 1994, respectively. In November, 1995, Zercom entered into an exclusive marketing and distribution agreement with a sports distribution company providing for an assignment of Zercom's technology rights to marine products and giving the distribution company the exclusive sales and marketing rights for the proprietary products. Zercom is continuing to manufacture these products for the distribution company on a contract basis.

(3)  Employment Levels

         As of March 1, 1996 the Company employed 1,135 people. Of this number, approximately 930 were engaged in telephone station apparatus operations (including 265 in Puerto Rico, 190 in Hector, Minnesota, 35 in Union, New Jersey, 285 in Costa Rica and 155 in Wales), 190 were employed in contract manufacturing operations in Merrifield, Minnesota and 15 held general and administrative positions. The Company considers its employee relations to be good.

(4)  Factors Affecting Future Performance

     From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to buying patterns of the Regional Bell Operating Companies, the impact of new products introduced by competitors, higher than expected expenses related to sales and new marketing initiatives, changes in tax laws, particularly in regard to taxation of income of its subsidiary in Puerto Rico and other risks involving the telecommunications industry generally.

(5)  Executive Officers of Registrant

         The executive officers of the Company and their ages at March 1, 1996 were as follows:

         Name                   Age            Position1

   Curtis A. Sampson             62     Chairman of the Board, President
                                          and Chief Executive Officer [1970]

   Jeffrey K. Berg               53     President and General Manager
                                         Suttle Apparatus Corporation [1990]

   Paul N. Hanson                49     Vice President - Finance, Treasurer
                                           and Chief Financial Officer [1982]

   John C. Hudson                51     Managing Director, Austin Taylor
                                          Communications, Ltd. [1992]2

   Daniel Meyer                  58     Vice President and General Manager
                                          Zercom Corporation [1995]3

-----------------------------------

         1 Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

         2  Austin Taylor Communications, Ltd. was acquired by the Company in
1992.

         3 From 1979 to 1995, Mr. Meyer served as Director of Engineering for Suttle Apparatus Corporation.


     Messrs. Sampson and Hanson each devote approximately 60% of their working time to the Company's business with the balance devoted to management responsibilities at Hector Communications Corporation ("HCC"), for which they are separately compensated by HCC.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     EXPORT SALES

         Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 11 of the "Notes to Consolidated Financial Statements" under Item 8 herein.

ITEM 2.  PROPERTIES

         The administrative and manufacturing functions of CSI are conducted at the following facilities:

-- In Hector, Minnesota the Company owns a 15,000 square foot building where its executive and administrative offices are located.

-- Telephone station apparatus manufacturing is conducted at four locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. Austin Taylor Communications, Ltd. owns a 40,000 square foot facility and leases a 6,000 square foot facility in Bethesda, Wales. The Company has a long-term lease from the Puerto Rico Industrial Development Company on three facilities in Humacao, Puerto Rico aggregating 65,000 square feet. The Company also has leased 40,000 square feet of manufacturing space in San Jose, Costa Rica.

-- The Company owns a 50,000 square foot building in Merrifield, Minnesota and leases a 9,400 square foot manufacturing facility in Aitkin, Minnesota where Zercom Corporation conducts its contract manufacturing operations.

-- The Company owns a 35,000 square foot plant in Lawrenceville, Illinois. This facility is for sale but portions of the facility are leased out pending a sale.

         CSI believes these facilities will be adequate to accommodate its administrative and manufacturing needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         No material litigation or other claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                                       PART II

ITEM 5.  MARKET MATTERS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

         The Company's  common stock is currently  traded in the National Market
System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

         The table below presents the price range of high and low trades of the Company's common stock for each period indicated as reported by NASDAQ:

                         ______1995______              ______1994______
                       High              Low        High               Low

First                $15.00           $12.00      $14.00            $11.00
Second                18.75            13.50       13.75             10.50
Third                 20.00            13.75       14.00              9.50
Fourth                16.75            12.75       12.75              9.75

(b)      HOLDERS

         At March 1, 1996 there were approximately 850 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

         The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable in fiscal 1994 and 1995 were as follows:

                                January 1, 1994 - April, 1994             $.05
                                July 1, 1994 - April, 1995                 .06
                                 July 1, 1995 - Present                    .07


ITEM 6.                          SELECTED FINANCIAL DATA

                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         SELECTED FINANCIAL INFORMATION
                                    (in thousands except per share amounts)

                                                                                                   Year Ended December 31
                                                                      ________________________________________________
                                                                         1995         1994         1993         1992         1991
                                                                      _______      _______      _______      _______      _______
Selected Income Statement Data
Revenues                                                              $85,614      $74,363      $60,579      $54,764      $37,928

Costs and Expenses:
  Cost of Sales                                                        64,393       55,951       44,339       40,076       27,304
  Selling, General and Administrative Expenses                         10,777       10,301        8,691        8,022        6,057
                                                                      _______      _______      _______      _______      _______
    Total Costs and Expenses                                           75,170       66,252       53,030       48,098       33,361

Operating Income                                                       10,444        8,110        7,549        6,666        4,568

Other Income, Net                                                         940          343          561          213          799

Income Before Income Taxes                                             11,384        8,454        8,110        6,879        5,367
Income Tax Expense                                                      2,300        1,650        1,375        1,400        1,100
                                                                      _______      _______      _______      _______      _______
Income Before Cumulative Effect of Change in
  Accounting Principle                                                  9,084        6,804        6,735        5,479        4,267
Cumulative Effect of Change in Accounting Principle                                                              481
                                                                      _______      _______      _______      _______      _______
Net Income                                                             $9,084       $6,804       $6,735       $5,960       $4,267
                                                                      _______      _______      _______      _______      _______
                                                                      _______      _______      _______      _______      _______

Net Income (Loss) Per Common and
 Common Equivalent Share:
  Before Cumulative Effect of Change
    in Accounting Principle                                             $.99         $.75         $.75         $.62         $.48
  Cumulative Effect of Change in Accounting Principle                                                           .05
                                                                      _______      _______      _______      _______      _______
      Net Income Per Share                                              $.99         $.75         $.75         $.67         $.48
                                                                      _______      _______      _______      _______      _______
                                                                      _______      _______      _______      _______      _______

Cash Dividends Per Share                                                $.26         $.22         $.19         $.17         $.14
                                                                      _______      _______      _______      _______      _______
                                                                      _______      _______      _______      _______      _______

Average Common and Common
  Equivalent Shares Outstanding                                         9,217        9,093        9,026        8,886        8,799
                                                                      _______      _______      _______      _______      _______
                                                                      _______      _______      _______      _______      _______

Selected Balance Sheet Data
Total Assets                                                          $63,287      $57,753      $48,939      $41,211      $34,571
Property, Plant and Equipment, Net                                     10,915       10,270        7,415        6,624        5,825
Working Capital                                                        35,929       27,928       23,570       25,910       21,464
Assets of Businesses Transferred Under
  Contractual Arrangements                                                             593        1,001        1,302        1,609
Stockholders' Equity                                                   54,076       45,566       40,365       34,751       29,958

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                           1995 Compared to 1994

The Company's operations are in two business segments, manufacture of telephone station apparatus and contract manufacturing of electronic assemblies and products. Consolidated revenues increased 15% to $85,614,000. Consolidated operating income increased 29% to $10,444,000. Telephone station apparatus sales increased 16% to $66,004,000. Apparatus sales in the U.S. market increased 19%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies (RBOCs) and GTE) increased 25% and accounted for 62% of U.S. apparatus sales. Sales to original equipment manufacturers (OEMs), electrical contractors and other telephone companies increased 6%. Sales to retail customers increased 1%. U.S. export sales, including sales to Canada, increased 46%. The sales increases were generated by increased sales of the Company's CorroShield line of corrosion resistant connectors. CorroShield sales increased 123% to $14,683,000 in 1995, accounting for 29% of all U.S. apparatus sales.

Telephone apparatus sales reported by Austin Taylor, the Company's United Kingdom based subsidiary, increased $520,000, or 4%. The sales increase was due to increased sales of cable television products in the U.K. market, where cable television is still a young industry. Sales of these products offset the loss to competitors of a number of sales contracts with British Telecom for line jacks and modular boxes. Sales to U.K. customers accounted for 79% of Austin Taylor's 1995 sales.

Contract manufacturing sales increased $2,325,000 or 13%. The sales increase was due to increased sales of multifunction display units to a personal watercraft manufacturer, increased sales of circuit boards to the semi-conductor and medical technologies industries, and increased sales of video cables and fish locating products. Sales of these products offset a 16% decline in sales to Thermo-King, which is now manufacturing in-house a number of the products made previously by the Company. The Company expects sales to this customer will continue to decline in 1996.

     Prior to November, 1995, Zercom manufactured and marketed a proprietary line of electronic equipment for the sport fishing and watercraft industries. Sales of these products, which were not profitable, accounted for 10% and 7% of Zercom's sales in 1995 and 1994, respectively. In November, 1995, Zercom entered into an exclusive marketing and distribution agreement with a sports distribution company providing for an assignment of Zercom's technology rights to marine products and giving the distribution company the exclusive sales and marketing rights for the proprietary products. Zercom is continuing to manufacture these products for the distribution company on a contract basis.

Consolidated gross margins on sales were $21,221,000 in 1995, up 15% from $18,411,000 in 1994. Gross margins on apparatus sales were $18,707,000 in 1995, up 15% from $16,265,000 in 1994. Gross margin as a percentage of apparatus sales was 28% compared to 29% in 1994. Gross margin in U.S. plants was unchanged from 1994 levels. Austin Taylor's margins declined slightly due to increased labor and depreciation charges. Gross margins for contract manufacturing increased $368,000 or 17%. Gross margins as a percentage of contract manufacturing sales was 13%, compared to 12% in 1994. The margin improvement was due to changes in product mix, principally sales of printed circuit boards, which carried slightly higher margins than other products.

Selling, general and administrative expenses increased $476,000 or 5%. The increase was due to higher administration and distribution costs in the U.K., which increased $489,000 or 34%. U.S. apparatus selling and administrative expenses increased $63,000 or 1%. Contract manufacturing expenses increased $180,000 or 9%. General corporate expenses declined $252,000 or 21%.

Investment  income,  net of interest expense,  increased  $597,000 due to higher
interest  earnings  on  invested  funds  and  increased  marketable   securities
valuations.

Income before income taxes increased $2,931,000 or 35%. The Company's effective income tax rate was 20.2% compared to 19.5% in 1994. The increase in the tax rate was due to taxes accrued on the Company's foreign earnings. Net income increased $2,281,000 or 34%.

                           1994 Compared to 1993

Consolidated revenues increased 23% to $74,363,000. Consolidated operating income increased 7% to $8,110,000. Telephone station apparatus sales increased 19% to $57,077,000. Apparatus sales in the U.S. market increased 11%. Sales to the Big 8 telephone companies increased 10% and accounted for 59% of U.S. apparatus sales. Sales to original equipment manufacturers, electrical contractors and other telephone companies increased 17%. Sales to retail customers increased 4%. U.S. export sales, including sales to Canada, increased 8%. The sales increases were generated by sales of connecting block and screw terminal products the Company acquired from AT&T in 1993, increased sales of data products (principally category 5 data connectors), and fourth quarter sales of CorroShield products to an additional RBOC.

Telephone apparatus sales reported by Austin Taylor increased $4,950,000, or 60% from 1993. Sales to British Telecom, the U.K.'s principal telephone company, increased 26%, and accounted for 28% of Austin Taylor's 1994 sales. Sales to other telephone companies, distributors and original equipment manufacturers, including Northern Telecom, AT&T and NYNEX, also increased substantially over 1993. Sales to U.K. customers accounted for 73% of Austin Taylor's 1994 sales.

Contract manufacturing revenues increased $4,602,000 or 36%. The increase was due to increased sales to Thermo-King, which accounted for 53% of the segment's 1994 sales, increased sales to other original equipment manufacturers and increased sales of fish locating products to retail markets.

Consolidated gross margins on sales were $18,411,000 in 1994, up 13% from $16,240,000 in 1993. Gross margins on apparatus sales were $16,265,000 in 1994, up 12% from $14,548,000 in 1993. Gross margin as a percentage of apparatus sales was 29% compared to 30% in 1993. The decline in gross margin was due to unfavorable overhead variances in U.S. plants during the first three quarters of 1994. These plants were prepared for higher manufacturing volumes than were necessary in that time frame. The Company resized its manufacturing operations in 1994 to eliminate the excess overhead, incurring a charge against earnings of $200,000, net of income taxes. Austin Taylor's margins improved to 25% in 1994 compared to 20% in 1993 due to volume driven improvements in production efficiency. Gross margins for the contract manufacturing segment increased 27%. The gross margin as a percentage on contract manufacturing sales was 12% compared to 13% in 1993.

Selling, general and administrative expenses increased $1,610,000 or 19%. U.S. apparatus selling, general and administrative expenses increased $357,000, or 7%, due to volume driven increases in selling and delivery expenses. Austin Taylor expenses increased $415,000 or 40%. Contract manufacturing expenses increased $514,000 or 33% due to increased selling costs and advertising expenses associated with its fish locating products.
General corporate expenses increased $287,000 or 31%.

Investment income, net of interest expense, declined $218,000 due to decreased marketable securities valuations and interest charges associated with the acquisition of Austin Taylor.

Income before income taxes increased $343,000 or 4%. The Company's effective income tax rate was 19.5% in 1994 compared to 17% in 1993. The increase in the tax rate was due to limits placed by Congress on the possessions tax credit (section 936) the Company receives on earnings from its Puerto Rico operations. Net income increased $68,000 or 1%.

                           Effects of Inflation

Inflation has not had a significant effect on operations. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

                      Liquidity and Capital Resources

At December 31, 1995, the Company had approximately $12,198,000 of cash and cash equivalents compared to $8,830,000 of cash and cash equivalents at December 31, 1994. The Company had working capital of approximately $35,929,000 and a current ratio of 4.9 to 1 compared to working capital of $27,928,000 and a current ratio of 3.3 to 1 at the end of 1994. The improvement in the current ratio in 1995 was due to increased cash and inventory balances on hand and reduced levels of current liabilities.

Cash flow provided by operations was approximately $6,983,000 in 1995 compared to $7,058,000 in 1994. The decrease was due to payments made by the Company to increase inventories and reduce outstanding current liabilities. These payments offset increased cash flows provided by increased net income and faster collections of accounts receivable. Cash used in investing activities declined $659,000 due to reduced levels of capital expenditures. The Company expects to spend $3,500,000 on capital additions in 1996. Cash used in financing activities declined $574,000 as cash received from common stock issues, principally exercises of employee stock options, offset higher debt payments and increased dividend payments to shareholders.

The bulk of the Company's U.S. apparatus manufacturing operations are located in Puerto Rico. Until 1994, substantially all the earnings of the Puerto Rico operations were sheltered from U.S. income tax due to the possessions tax credit (section 936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $272,000 and $209,000 in 1995 and 1994, respectively. Additional legislation proposed in Congress in 1995 would phase out the possessions credit entirely over a seven year period. This legislation did not pass in 1995, but the Company expects similar legislation will be proposed again in the future. Had the Company incurred income tax expense on Puerto Rico operations in 1995 at the full U.S. rate, income tax expense would have increased by $2,024,000.

At  December  31,  1995  approximately  $27,306,000,  $1,890,000,  $412,000  and
$251,000 of working capital were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom, Canada and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom and Canada are both politically and economically stable countries. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 1995, the Company's obligation for notes payable totaled $147,000, all of which is due within one year. The Company has a $2,000,000 bank line of credit available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                              Acquisitions

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. of Union, New Jersey, in exchange for $3,100,000 in cash and common stock. Automatic Tool and Connector Co. (ATC) is a manufacturer of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, medical electronics, computer and other markets. The acquisition represents the Company's entrance into the market for fiber optic connectors, which is the fastest growing segment in the telecommunications connector market. ATC's sales for its 1995 fiscal year were approximately $3,200,000.

In 1994, the Company finalized the 1993 acquisition of several product lines used for standard telephone installations from AT&T. The cost of the purchase was $2,250,000, of which a downpayment of $1,500,000 had been made at December 31, 1993.

These acquisitions, as well as other acquisitions and dispositions the Company has made over the past several years (including the 1992 acquisition of Austin Taylor Communications, Ltd.), have served to expand the Company's product offerings and customer base in both U.S. and international markets. The Company is seeking to position itself in the marketplace as a growth oriented manufacturer of telecommunications connecting devices. The Company is continuing to search for acquisition candidates which fit the Company's target markets.

                        Pending Accounting Changes

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or fair value less cost to sell. This statement is effective for fiscal years beginning after December 15, 1995. The Company does not believe adoption of this statement will have a material effect on results of operations or financial position.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

                  Factors Affecting Future Performance

     From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to buying patterns of the Regional Bell Operating Companies, the impact of new products introduced by competitors, higher than expected expenses related to sales and new marketing initiatives, changes in tax laws, particularly in regard to taxation of income of its subsidiary in Puerto Rico and other risks involving the telecommunications industry generally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                       INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and its subsidiaries (the Company) as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
February 23, 1996
Minneapolis, Minnesota

                           REPORT OF MANAGEMENT

The management of Communications Systems, Inc. and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. Management recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.


                                          /s/Curtis A. Sampson
March 28, 1996                            Curtis A. Sampson
                                          President and Chief Executive Officer


                                          /s/Paul N. Hanson
                                          Paul N. Hanson
                                          Chief Financial Officer

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                                                                            December 31
                                                                                                 ___________________________
                                                                                                            1995               1994

                                                                                                    ____________       ____________
CURRENT ASSETS:
  Cash and cash equivalents                                                                          $12,198,455         $8,829,776
  Marketable securities (Note 2)                                                                         899,469            890,424
  Trade accounts receivable, less allowance for
    doubtful accounts of  $344,000 and $350,000 respectively                                          10,931,382         12,535,306
  Inventories (Note 3)                                                                                19,522,963         16,190,879
  Prepaid expenses                                                                                       400,778            492,554
  Deferred income taxes (Note 9)                                                                       1,188,000          1,108,000
                                                                                                    ____________       ____________
      TOTAL CURRENT ASSETS                                                                            45,141,047         40,046,939

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 4)                                                     10,915,308         10,270,143

OTHER ASSETS:
  Excess of cost over net assets acquired (Notes 1 and 10)                                               839,229            785,364
  Investments in mortgage backed and other securities (Notes 1 and 2)                                  5,398,316          5,300,841
  Deferred income taxes (Note 9)                                                                         461,047            376,047
  Other assets                                                                                           532,285            973,663
                                                                                                    ____________       ____________
    TOTAL OTHER ASSETS                                                                                 7,230,877          7,435,915
                                                                                                    ____________       ____________

TOTAL ASSETS                                                                                         $63,287,232        $57,752,997
                                                                                                    ____________       ____________
                                                                                                    ____________       ____________

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 5)                                                                                $146,923           $421,273
  Accounts payable                                                                                     4,104,349          5,843,729
  Accrued expenses                                                                                     2,296,996          2,833,987
  Dividends payable                                                                                      642,838            539,191
  Income taxes payable                                                                                 2,020,550          2,481,145
                                                                                                    ____________       ____________
    TOTAL CURRENT LIABILITIES                                                                          9,211,656         12,119,325

LONG-TERM DEBT                                                                                                               67,231

LEASE COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
  Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,183,401
    and 8,986,523 shares issued and outstanding respectively (Notes 1 and 8)                             459,170            449,326
  Additional paid-in capital                                                                          19,706,125         18,001,322
  Retained earnings                                                                                   34,140,435         27,519,954
  Advances to employee stock ownership plan (Note 8)                                                                        (72,000)
  Cumulative translation adjustments (Note 1)                                                           (230,154)          (332,161)
                                                                                                    ____________       ____________
    TOTAL STOCKHOLDERS' EQUITY                                                                        54,075,576         45,566,441
                                                                                                    ____________       ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $63,287,232        $57,752,997
                                                                                                    ____________       ____________
                                                                                                    ____________       ____________

                  See notes to consolidated financial statements.

                         COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME

                                                                            Year Ended December 31
                                                              ________________________________________
                                                                         1995               1994               1993
                                                                 ____________       ____________       ____________
REVENUES (Note 11)                                                $85,614,365        $74,362,530        $60,578,840

COSTS AND EXPENSES:
  Cost of sales                                                    64,393,055         55,951,392         44,339,123
  Selling, general and administrative expenses                     10,777,137         10,300,744          8,690,687
                                                                 ____________       ____________       ____________
    TOTAL COSTS AND EXPENSES                                       75,170,192         66,252,136         53,029,810
                                                                 ____________       ____________       ____________

OPERATING INCOME                                                   10,444,173          8,110,394          7,549,030

OTHER INCOME AND (EXPENSES):
  Investment income                                                   975,263            459,790            610,866
  Interest expense                                                    (35,283)          (116,554)           (49,694)
                                                                 ____________       ____________       ____________
    OTHER INCOME, net                                                 939,980            343,236            561,172
                                                                 ____________       ____________       ____________

INCOME BEFORE INCOME TAXES                                         11,384,153          8,453,630          8,110,202

INCOME TAX EXPENSE (Note 9)                                         2,300,000          1,650,000          1,375,000
                                                                 ____________       ____________       ____________

NET INCOME                                                         $9,084,153         $6,803,630         $6,735,202
                                                                 ____________       ____________       ____________
                                                                 ____________       ____________       ____________

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1)                                             $.99               $.75               $.75
                                                                 ____________       ____________       ____________
                                                                 ____________       ____________       ____________

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Notes 1 and 8)                                9,217,000          9,093,000          9,026,000
                                                                 ____________       ____________       ____________
                                                                 ____________       ____________       ____________

                                  See notes to consolidated financial statements.

                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Advances to
                                                               Additional                   Employee     Cumulative
                                           Common Stock         Paid-in       Retained    Stock Owner-   Translation
                                      -----------------------
                                        Shares      Amount      Capital       Earnings      ship Plan    Adjustment       Total
                                      _________  _________    ___________   ___________   ___________   ___________   ___________
BALANCE AT DECEMBER 31, 1992          8,856,918   $442,846    $17,118,249   $17,781,053     ($316,000)    ($275,204)  $34,750,944
  Net income                                                                  6,735,202                                 6,735,202
  Issuance of common stock under
    Employee Stock Purchase Plan         23,597      1,180        124,179                                                 125,359
  Issuance of common stock under
    Employee Stock Option Plan           63,600      3,180        417,437                                                 420,617
  Shareholder dividend                                                       (1,737,116)                               (1,737,116)
  Repayment of advances to Employee
    Stock Ownership Plan                                                                      122,000                     122,000
  Cumulative translation adjustment                                                                         (51,959)      (51,959)
                                      _________  _________    ___________   ___________   ___________   ___________   ___________
BALANCE AT DECEMBER 31                8,944,115    447,206     17,659,865    22,779,139      (194,000)     (327,163)   40,365,047
  Net income                                                                  6,803,630                                 6,803,630
  Issuance of common stock under
    Employee Stock Purchase Plan         15,408        770        130,198                                                 130,968
  Issuance of common stock under
    Employee Stock Option Plan           27,000      1,350        211,259                                                 212,609
  Shareholder dividends                                                      (2,062,815)                               (2,062,815)
  Repayment of advances to Employee
    Stock Ownership Plan                                                                      122,000                     122,000
  Cumulative translation adjustment                                                                          (4,998)       (4,998)
                                       ________  _________    ___________   ___________   ___________   ___________   ___________
BALANCE AT DECEMBER 31, 1994          8,986,523    449,326     18,001,322    27,519,954       (72,000)     (332,161)   45,566,441
  Net income                                                                  9,084,153                                 9,084,153
  Issuance of common stock under
    Employee Stock Purchase Plan         23,567      1,178        193,957                                                 195,135
  Issuance of common stock under
    Employee Stock Option Plan          173,311      8,666      1,510,846                                               1,519,512
  Shareholder dividends                                                     (2,463,672)                               (2,463,672)
  Repayment of advances to Employee
    Stock Ownership Plan                                                                       72,000                      72,000
  Issuance of common stock to Welsh
    Development Agency                   20,142      1,007        219,325                                                 220,332
  Purchase of Communications
   Systems, Inc. common stock           (20,142)    (1,007)      (219,325)                                               (220,332)
  Cumulative translation adjustment                                                                         102,007       102,007
                                       _________  _________    ___________   ___________   ___________   ___________   ___________
BALANCE AT DECEMBER 31, 1995           9,183,401   $459,170    $19,706,125   $34,140,435  $        -      ($230,154)  $54,075,576
                                       _________  _________    ___________   ___________   ___________   ___________   ___________
                                       _________  _________    ___________   ___________   ___________   ___________   ___________

                                 See notes to consolidated financial statements.


                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                 _________________________________________
                                                                                       1995              1994               1993
                                                                                  ____________      ____________       ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $9,084,153        $6,803,630         $6,735,202
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                               2,468,820         2,060,936          1,757,939
         Deferred taxes                                                               (165,000)         (366,000)           (98,000)
         Utilization of deferred tax assets acquired
           in Austin Taylor purchase                                                                                        193,000
         Adjustment to marketable securities reserve                                   (90,046)          113,297           (173,332)
         Changes in assets and liabilities:
           Decrease in marketable securities                                            81,001           165,000
           Decrease (increase) in accounts receivable                                1,717,101        (3,831,224)        (1,448,290)
           Increase in inventory                                                    (3,349,006)       (1,189,256)        (4,870,992)
           Decrease (increase) in prepaid expenses                                      92,065           (85,811)          (120,262)
           Increase (decrease) in accounts payable                                  (1,867,938)        1,096,569          2,041,649
           Increase (decrease) in accrued expenses                                    (535,474)        1,372,562            256,657
           Increase (decrease) in income taxes payable                                (452,939)          917,914            (36,514)
                                                                                  ____________      ____________       ____________
           Total adjustments                                                        (2,101,416)          253,987         (2,498,145)
                                                                                  ____________      ____________       ____________
             Net cash provided by operating activities                               6,982,737         7,057,617          4,237,057

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (3,026,947)       (3,923,681)        (2,457,968)
     Sales of marketable securities and short term investments                                                              291,722
     Sales (purchases) of mortgage backed and other
       investment securities                                                           (87,181)           30,922         (5,358,651)
     Sales (purchases) of other assets                                                (150,475)           59,022         (1,834,637)
     Collections from businesses transferred under
       contractual arrangements                                                        564,657           408,079            300,744
     Collections from (advances to) Hector Communications Corporation                                    348,055           (232,535)
     Payment for purchase of Austin Taylor Communications, Ltd.,
       net of cash acquired                                                                             (280,944)           (23,400)
                                                                                  ____________      ____________       ____________
           Net cash used in investing activities                                    (2,699,946)       (3,358,547)        (9,314,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and long-term debt                                    (342,508)         (197,754)          (237,615)
     Dividends paid                                                                 (2,360,025)       (1,970,830)        (1,688,471)
     Proceeds from issuance of notes payable and long-term debt                                          213,279            128,668
     Proceeds from issuance of common stock                                          1,934,979           343,577            545,976
     Purchase of Communications Systems, Inc. common stock                            (220,332)
     Repayments from Employee Stock Ownership Plan                                      72,000           122,000            122,000
                                                                                  ____________      ____________       ____________
           Net cash used in financing activities                                      (915,886)       (1,489,728)        (1,129,442)
                                                                                  ____________      ____________       ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                          1,774            22,295            (18,371)
                                                                                  ____________      ____________       ____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 3,368,679         2,231,637         (6,225,481)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       8,829,776         6,598,139         12,823,620
                                                                                  ____________      ____________       ____________

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $12,198,455        $8,829,776         $6,598,139
                                                                                  ____________      ____________       ____________
                                                                                  ____________      ____________       ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                              $2,671,646        $1,098,086         $1,270,820
     Interest paid                                                                      35,283            44,267             61,133

                                 See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1995, 1994 and 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company's product line, which is commonly referred to as "telephone station apparatus", consists primarily of equipment which connects telephones, data terminals and related equipment at customer premises to the telephone network. The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company also conducts value-added design and electronic assembly for original equipment manufacturers. The Company's operations are located in the United States, United Kingdom, Puerto Rico, and Costa Rica.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts and inventory obsolescence.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,361,686, $1,964,550, and $1,666,946 for 1995, 1994 and 1993, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods ranging from 10 to 40 years. Amortization included in costs and expenses was $107,134, $96,386 and $90,993 in 1995, 1994 and 1993, respectively. In 1993, the excess cost over net assets acquired in the purchase of Austin Taylor Communications, Ltd. was reduced by $646,000 due to recognition of a deferred tax asset related to net operating loss carryforwards.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Gains or losses from currency exchange transactions during the periods were not material.

Net income per common and common equivalent share: Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each year. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Changes in accounting principles: In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The statement did not have a material effect on the Company's financial statements.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The Statement extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practical to estimate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company's cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts which reasonably approximate their fair value due to their short term nature. Fair values of investments in debt and equity securities are disclosed in Note 2.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount or fair value less cost to sell. This statement is effective for fiscal years beginning after December 15, 1995. The Company does not believe adoption of this statement will have a material effect on results of operations or financial position.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in 1996.

Change of presentation: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2 - INVESTMENT IN DEBT AND EQUITY SECURITIES

Marketable securities consist primarily of equity securities, are classified as trading securities and are carried at market value. Aggregate cost, based on the weighted average purchase price for each security, and market value was as follows:

                                                                                 December 31
                                                                              1995               1994
         Aggregate cost                                                       $963,297          $1,044,298
         Valuation allowance                                                   (63,828)           (153,874)
                                                                  --------------------- -------------------
         Aggregate market value                                               $899,469            $890,424
                                                                  ====================  ==================

Investment  income  (loss)  includes   $90,046,   ($113,297)  and  $173,332  for
unrealized holding gains and losses in 1995, 1994 and 1993, respectively. Investment income also includes gain on sales of marketable securities of $99,800 in 1995.

The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 1995 the amortized cost basis of the securities was $4,929,000. Market value of the securities was $4,791,000 resulting in a gross unrealized holding loss of $138,000, which is not reflected in the financial statements.

The Company's Canadian subsidiary owns a portfolio of securities issued by the government of Canada with maturity dates of one year or less. The subsidiary is holding these securities to maturity. Amortized cost of the securities is $360,000 which approximates their market value.

The Company has an investment in convertible bonds issued by Hector Communications Corporation (HCC). The bonds mature in 2002 and the Company is holding them to maturity. HCC was owned by the Company until July, 1990, and several of the Company's officers and directors work in similar capacities for HCC. Cost of the bonds was $109,000 which approximates their market value.

NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of :

                                                                                 December 31
                                                                              1995               1994
         Finished goods                                                     $5,475,458          $3,525,693
         Raw and processed materials                                        14,047,505          12,665,186
                                                                  --------------------  ------------------
                                                                           $19,522,963         $16,190,879

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                 Estimated                          December 31
                                                useful life                   1995               1994
                                            ------------------    -------------------- -------------------
         Land                                                                 $358,129            $356,330
         Buildings                              7-30 years                   4,025,139           3,680,284
         Machinery and equipment                3-15 years                  19,502,476          17,460,069
         Furniture and fixtures                 5-10 years                   1,876,606           1,480,857
                                                                  --------------------  ------------------
                                                                            25,762,350          22,977,540
         Less accumulated depreciation                                      14,847,042          12,707,397
                                                                  --------------------  ------------------
                                                                           $10,915,308         $10,270,143

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

                                                                                    December 31
                                                                              1995               1994
                                                                  -------------------- -------------------
         Debenture loan, Welsh Development Agency
           interest rate of 11.5%, installment payments
           through 1996                                                        $10,091             $26,098
         Capital leases, interest rates of 3.5% to 11.5%,
           expire 1996                                                          56,624             192,198
                                                                  --------------------  ------------------
                                                                                66,715             218,296
         Less current portion                                                   66,715             151,065
                                                                  --------------------  ------------------
                                                                                   ---             $67,231
                                                                  ====================  ==================

The Company has a commitment from the First Bank of Minneapolis in the form of a $2,000,000 line of credit.

     In July, 1992 Zercom Corporation received a $100,000 loan from Consolidated Telephone Co. associated with rural development. The balance outstanding at December 31, 1995 was $80,208.

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to eight percent of compensation. Contributions to the plan in 1995, 1994 and 1993 were $115,000, $94,000, and $51,000 respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 7 - LEASE COMMITMENTS

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $528,000, $554,000 and $426,000 in 1995, 1994 and 1993 respectively.

At December 31, 1995, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ended December 31:
                  1996                                                        $285,000
                  1997                                                         285,000
                  1998                                                         285,000
                  1999                                                         307,000
                  2000                                                         317,000
                  After 2000                                                 1,144,000
                                                                  --------------------
                                                                            $2,623,000

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with stock plans under which 1,300,000 shares of stock options, stock appreciation rights, restricted stock or deferred stock are authorized for issuance to officers and key employees. Exercise prices of stock options under the plans cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Board of Directors, subject to certain limitations incorporated into the plans. At December 31, 1995, 460,065 shares remained available to be issued under the plans. All options outstanding are currently exercisable and expire five years from the date of grant.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 2,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. At December 31, 1995, 116,000 shares are available to be issued under the plan.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1995 is as follows:

                                                                                      Average
                                                                       Number of    exercise price
                                                                        shares        per share
Outstanding at December 31, 1992                                           204,700          $5.28
                  Granted                                                  195,600           8.58
                  Exercised                                                (63,600)          5.86
                                                                  ----------------- -------------
Outstanding at December 31, 1993                                           336,700           7.08
                  Granted                                                  149,600          11.93
                  Exercised                                                (27,000)          7.87
                  Canceled                                                  (1,600)          7.53
                                                                  ----------------- -------------
Outstanding at December 31, 1994                                           457,700           8.62
                  Granted                                                  153,700          14.29
                  Exercised                                               (173,311)          7.37
                  Canceled                                                  (2,667)         14.00
                                                                  ----------------- -------------
Outstanding at December 31, 1995                                           435,422         $11.09
                                                                  ================  =============

In connection with refinancing debt associated with the purchase of Austin Taylor Communications, Ltd., the Company issued an option to the Welsh Development Agency (WDA) to purchase 20,142 shares of common stock at $7.35 share. The option was exercised by the WDA in January, 1995. Subsequent to the exercise of the stock option, the Company purchased and retired the stock from the WDA.

EMPLOYEE STOCK OWNERSHIP PLAN

During 1985, the Board of Directors adopted a leveraged employee stock ownership plan (ESOP) and authorized the Company to advance the ESOP or guarantee debt of up to $2,000,000 to enable the plan to purchase the Company's common stock in the open market. Advances to the plan bear interest at 85% of prime and are repaid over ten years through Company contributions to the plan.

Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. Contributions of $72,000, $122,000 and $122,000 were made in the years ending December 31, 1995, 1994 and 1993, respectively. At December 31, 1995, the ESOP held 342,593 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. All eligible employees of the Company participate in the plan after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. All advances by the Company to the ESOP were repaid at December 31, 1995.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 200,000 common shares have been reserved. Under the terms of the plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price at which shares can be purchased is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 23,567, 15,408 and 23,597 for the plan years ended August 31, 1995, 1994 and 1993, respectively. At December 31, 1995 employees had subscribed to purchase an additional 15,600 shares in the current plan cycle ending August 31, 1996.

NOTE 9 - INCOME TAXES

Income tax expense consists of the following:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1995                1994              1993
                                                          -----------------  ------------------  -----------------
Currently payable taxes:
     Federal                                                       $985,000          $1,062,000           $523,000
     State                                                          158,000             154,000            161,000
     Puerto Rico                                                    589,000             568,000            590,000
     Canada                                                          40,000              17,000
     United Kingdom                                                 450,000             215,000            199,000
                                                          -----------------  ------------------  -----------------
                                                                  2,222,000           2,016,000          1,473,000
Tax effect of disqualified employee incentive
     stock options                                                  243,000

Deferred income taxes (benefit):
     Inventory                                                     (105,000)           (294,000)           (99,000)
     Bad debts                                                        1,000             (11,000)           126,000
     Marketable securities                                           34,000             (43,000)            68,000
     Alternative minimum tax                                       (173,000)           (289,000)          (102,000)
     Accrued expenses                                                (9,000)           (176,000)
     Net operating loss carryforward (U.K.)                          28,000             403,000
     Other                                                           59,000              44,000            (91,000)
                                                          -----------------  ------------------  ------------------
                                                                 $2,300,000          $1,650,000         $1,375,000
                                                          =================  ==================  =================

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit which went into effect for the 1994 tax year. As a result of the tax credit limitation, the Company incurred $272,000 and $209,000 of U.S. federal income tax expense on earnings in Puerto Rico for 1995 and 1994, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. In December, 1993, the Puerto Rico legislature amended the toll gate rules to require prepayment of a portion of the toll gate tax on all earnings of Suttle Caribe, Inc. subsequent to January 1, 1993 regardless of when or if the earnings are repatriated to the parent. The Company has provided for and prepaid toll gate taxes at a 1.75% rate on its 1993, 1994 and 1995 earnings. The Company has recognized toll gate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $17,390,000 at December 31, 1995.

     Suttle Apparatus Canada, Ltd., operates in Canada and is subject to Canadian rather than U.S. income taxes. Canadian pretax income (loss) was $80,000, $31,000 and ($15,000) for 1995, 1994 and 1993, respectively. Austin
Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income was $1,450,000, $1,872,000 and $675,000 in 1995, 1994 and 1993, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, Canada, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          ------------------------------------------------------
                                                                   1995                1994              1993
                                                          -----------------  ------------------  ---------------
Tax at U.S. statutory rate                                           35.0%               35.0%             35.0%
Surtax exemption                                                     (1.0)               (1.0)             (1.0)
U.S. taxes not provided on Puerto Rico operations                   (17.8)              (14.7)            (18.4)
State income taxes, net of federal benefit                            1.1                  .6               1.3
Other                                                                 2.9                 (.4)               .1
                                                          -----------------  ------------------  --------------
Effective tax rate                                                   20.2%               19.5%             17.0%
                                                          =================  ==================  ===============


The Company's provisions for income taxes include expenses of $478,000, $618,000 and $199,000 in 1995, 1994 and 1993, respectively, for United Kingdom (U.K.) income taxes on earnings of Austin Taylor Communications, Ltd. The Company has utilized net operating loss carryforwards possessed by Austin Taylor prior to its acquisition by the Company to offset all of the income taxes payable in 1993 and a portion of the income taxes payable in 1994 and 1995. All net operating loss carryforwards have been utilized at December 31, 1995.

Deferred tax assets and liabilities as of December 31 related to the following:

                                                                   1995               1994
                                                          -----------------  ------------------
Current assets:
     Marketable securities                                          $24,000             $58,000
     Bad debts                                                       99,000             100,000
     Inventory                                                      776,000             670,000
     Accrued expenses                                               289,000             280,000
                                                          -----------------  ------------------
                                                                 $1,188,000          $1,108,000
                                                          =================  ==================
Long term assets and (liabilities):
     Depreciation                                                 ($327,953)         ($283,953)
     Loss reserves on business transferred under
        contractual arrangements                                    126,000             142,000
     Alternative minimum tax credits                                663,000             490,000
     Purchased net operating loss carryforward                                           28,000
                                                          -----------------  ------------------
                                                                   $461,047            $376,047
                                                          =================  ==================

NOTE 10 - ACQUISITION OF AUSTIN TAYLOR COMMUNICATIONS, LTD.

Effective February 1, 1992 the Company acquired all the outstanding common shares of Austin Taylor Communications, Ltd., a Bethesda, Wales, United Kingdom manufacturer of voice and data connector products. The former shareholders received 10,000 of the Company's common stock and will receive additional cash payments based on Austin Taylor's annual profits from 1992 through 1996. Amounts due under this provision totaled $590,000 through December 31, 1995.

Effective February 1, 1992, the Company granted the Managing Director of Austin Taylor an option to acquire up to 5% of Austin Taylor's outstanding common stock at a price of one British pound (approximately $1.55 U.S. at December 31, 1995) per share. The price per share was management's best estimate of the fair market value of Austin Taylor common stock at the date of grant. The shares are transferable only to the Company, and the transfer price is management's best estimate of the fair market value of a publicly traded company in Austin
Taylor's industry (eighteen times Austin Taylor's average pretax earnings for the preceding three years.) At December 31, 1995, there were 1,005,030 shares of Austin Taylor common stock issued and outstanding. The average pretax earnings of Austin Taylor over the last three years was $1.33 per share.

NOTE 11 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company's operations include two significant business segments: manufacture of telephone station apparatus and contract manufacturing of electronic assemblies and products. The Company operates in the United States, including Puerto Rico (U.S.), United Kingdom (U.K.), Canada and Costa Rica. Information concerning the Company's operations in the various geographic areas and business segments is as follows:

                                            Telephone Station Apparatus        Contract
                                 ------------------------------------------
                                         U.S.           U.K.         Other  Manufacturing    Corporate   Eliminations   Consolidated
                                 ---------------------------------------------------------------------------------------------------

Year Ended December 31, 1995:

Revenues:
  Sales to unaffiliated customers $51,313,001    $13,753,235     $938,080     $19,610,049                                $85,614,365
  Transfers between geographic
    areas                             697,155                   1,636,312                                 ($2,333,467)
  Intersegment sales                                                              343,081                    (343,081)             0
                                 ---------------------------------------------------------------------------------------------------
               Total              $52,010,156    $13,753,235   $2,574,392     $19,953,130                 ($2,676,548)   $85,614,365
                                 ---------------------------------------------------------------------------------------------------

Operating Income                   $9,610,251     $1,370,675     $169,345        $255,580     ($961,678)                 $10,444,173
                                 ---------------------------------------------------------------------------------------------------

Identifiable Assets               $36,508,774     $8,139,074   $1,679,581     $10,597,643    $6,362,160                  $63,287,232
                                 ---------------------------------------------------------------------------------------------------

Depreciation and Amortization      $1,132,236       $566,814     $139,247        $473,468      $157,055                   $2,468,820
                                 ---------------------------------------------------------------------------------------------------

Capital Expenditures               $1,205,477       $926,905     $101,361        $530,459      $262,745                   $3,026,947
                                 ---------------------------------------------------------------------------------------------------


Year Ended December 31, 1994:

Revenues:
  Sales to unaffiliated customers $42,968,330    $13,233,582     $875,438     $17,285,180                                $74,362,530
  Transfers between geographic
    areas                             707,835                   1,661,986                                 ($2,369,821)
  Intersegment sales                                                              428,842                    (428,842)             0
                                 ---------------------------------------------------------------------------------------------------
               Total              $43,676,165    $13,233,582   $2,537,424     $17,714,022                 ($2,798,663)   $74,362,530
                                 ---------------------------------------------------------------------------------------------------

Operating Income                   $7,231,609     $1,884,504     $140,842         $24,088   ($1,170,649)                  $8,110,394
                                 ---------------------------------------------------------------------------------------------------

Identifiable Assets               $32,976,104     $6,892,512   $1,598,255     $10,763,902    $5,522,224                  $57,752,997
                                 ---------------------------------------------------------------------------------------------------

Depreciation and Amortization      $1,120,092       $316,814     $137,223        $309,580      $177,227                   $2,060,936
                                 ---------------------------------------------------------------------------------------------------

Capital Expenditures               $2,132,196     $1,325,219      $83,165        $897,608      $295,493                   $4,733,681
                                 ---------------------------------------------------------------------------------------------------


Year Ended December 31, 1993:

Revenues:
  Sales to unaffiliated customers $38,720,476     $8,283,087     $892,228     $12,683,049                                $60,578,840
  Transfers between geographic
    areas                             728,880                   1,651,881                                 ($2,380,761)
  Intersegment sales                                                              689,776                    (689,776)             0
                                 ---------------------------------------------------------------------------------------------------
               Total              $39,449,356     $8,283,087   $2,544,109     $13,372,825                 ($3,070,537)   $60,578,840
                                 ---------------------------------------------------------------------------------------------------

Operating Income                   $7,597,899       $636,083     $115,286        $126,550     ($926,788)                  $7,549,030
                                 ---------------------------------------------------------------------------------------------------

Identifiable Assets               $30,270,805     $4,032,493   $1,932,827      $7,786,787    $4,915,831                  $48,938,743
                                 ---------------------------------------------------------------------------------------------------

Depreciation and Amortization      $1,069,520       $220,072     $116,624        $220,131      $131,592                   $1,757,939
                                 ---------------------------------------------------------------------------------------------------

Capital Expenditures               $1,085,483       $455,451     $201,122        $599,768      $116,144                   $2,457,968
                                 ---------------------------------------------------------------------------------------------------

Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 1995 foreign earnings in excess of amounts received in the United States were approximately $5,294,000.

No customer accounted for more than ten percent of the Company's consolidated revenues in 1995. In 1994, sales to one customer in the telephone station apparatus segment amounted to 11.6% of consolidated revenues and sales to one customer in the contract manufacturing segment amounted to 12.3% of consolidated revenues. In 1993, sales to one customer in the telephone station apparatus segment amounted to 11.9% of consolidated revenues and sales to one customer in the contract manufacturing segment amounted to 12.8% of consolidated revenues.

The Company's station apparatus products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Raychem Corporation. The unavailability of the gel-filled figs from Raychem Corporation could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.


(b)   SUPPLEMENTAL FINANCIAL INFORMATION

                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)

                                                                                Quarter Ended
                                                          ------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
----------------------------------------------------------------------------------------------------------------
                           1995
Revenues                                                        $24,806      $21,866      $20,205        $18,737
Gross margins                                                     6,049        4,862        5,156          5,154
Operating income                                                  3,030        2,714        2,543          2,157
Net income                                                        2,521        2,297        2,155          2,111
Net income per share                                               $.28         $.25         $.23           $.23


                           1994
Revenues                                                        $18,614      $18,301      $17,550        $19,898
Gross margins                                                     4,637        4,494        4,357          4,924
Operating income                                                  2,038        1,807        1,779          2,486
Net income                                                        1,710        1,527        1,488          2,079
Net income per share                                               $.19         $.17         $.16           $.23


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.


                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 14, 1996 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 14, 1996 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 14, 1996 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 14, 1996 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 14 to 27 herein:

         Independent Auditors' Report for the years ended December 31, 1995,
          1994 and 1993

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidates Statements of Income for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the years ended December 31,
          1995, 1994 and 1993

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                  Page Herein
         -----------------------------------------                  -----------

The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statements
         and schedule for the years ended December 31, 1995,
         1994 and 1993                                                   14

         Schedule VIII - Valuation and Qualifying Accounts
         and Reserves                                                    35

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)  (3) Exhibits

         The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 35 of the sequential numbering system used in this report.

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1995

         None.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMUNICATIONS SYSTEMS, INC.

Dated: March 28, 1996                   /s/  Curtis A. Sampson
                                        ----------------------
                                        Curtis A. Sampson, Chairman of the
                                        Board of Directors, President and Chief
                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON and PAUL N. HANSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

 Signature                        Title                               Date

/s/ Curtis A. Sampson  Chairman of the Board of Directors,       March 28, 1996
Curtis A. Sampson       President, and Director (Principal
                        Executive Officer)

/s/ Paul N. Hanson     Vice President, Treasurer and             March 28, 1996
Paul N. Hanson          Chief Financial Officer (Principal
                        Financial Officer and Principal
                        Accounting Officer)

/S/Paul J. Anderson    Director                                  March 28, 1996
Paul J. Anderson

/s/Edwin C. Freeman    Director                                  March 28, 1996
Edwin C. Freeman

/s/ John C. Ortman     Director                                  March 28, 1996
John C. Ortman

/s/Joseph W. Parris    Director                                  March 28, 1996
Joseph W, Parris

/s/Wayne E. Sampson    Director                                  March 28, 1996
Wayne E. Sampson

/s/Edward E.Strickland Director                                  March 28, 1996
Edward E. Strickland

--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           Washington, D.C.  20549
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  FORM 10-K
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------

                                     OF

                          COMMUNICATIONS SYSTEMS, INC.

                                     FOR

                          YEAR ENDED DECEMBER 31, 1995

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                  Schedule VIII - Valuation and Qualifying Accounts and Reserves

                                       Balance at             Additions          Additions          Deductions             Balance
                                      Beginning of         Charged to Cost      Charged to             from                 at End
Description                              Period              and Expenses       Other Accounts       Reserves             of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 1995                      $350,000             $154,000                  $0             $160,000  (A)        $344,000

  December 31, 1994                      $324,000              $80,000                  $0              $54,000  (A)        $350,000

  December 31, 1993                      $767,000              $72,000                  $0             $515,000  (A)        $324,000

Inventory valuation reserves:

Year ended:

  December 31, 1995                    $1,562,000             $535,000                  $0                   $0           $2,097,000

  December 31, 1994                    $1,212,000             $350,000                  $0                   $0           $1,562,000

  December 31, 1993                    $1,169,000              $43,000                  $0                   $0           $1,212,000

Reserve for assets transferred under contractual arrangements:

Year Ended:

  December 31, 1995                      $377,000                   $0             $43,000 (B)          $85,000             $335,000

  December 31, 1994                      $288,000                   $0             $89,000 (B)               $0             $377,000

  December 31, 1993                      $179,000                   $0            $109,000 (B)               $0             $288,000

-----------------------------------------
(A)  Accounts determined to be uncollectible and charged off against reserve.
(B)  Interest on notes receivable credited to valuation reserve.

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                        OF

                           COMMUNICATIONS SYSTEMS, INC.

                                        FOR

                           YEAR ENDED DECEMBER 31, 1995


                                      EXHIBITS



-------------------------------------------------------------------------------

                     COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                   Exhibit Index To
                      Form 10-K for the Year Ended December 31, 1995

Regulation S-K                              Location in Consecutive Numbering
Exhibit Table                               System as Filed With the Securities
Reference       Title of Document           and Exchange Commission

3.1       Articles of Incorporation, as     Filed as Exhibit 3.1 to the Form
          amended 10-K Report of the Company for its year ended December 31, 1989 (the "1989 Form 10-K") and incorporated herein by reference

3.2       Bylaws, as amended                Filed as Exhibit 3.2 to the 1989
                                             Form 10-K and incorporated herein
                                             by reference.

10.1      1987 Stock Plan                   Filed as Exhibit 10.1 to the Form
                                             10-K Report of the Company for its
                                             year ended December 31, 1993 (the
                                             "1993 Form 10-K") and incorporated
                                             herein by reference.

10.2      Employee Savings Plan             Filed as Exhibit 10.2 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.3      Employee Stock Ownership Plan     Filed as Exhibit 10.3 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.4      Employee Stock Purchase Plan      Filed as Exhibit 10.4 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.5      Stock Option Plan for             Filed as Exhibit 10.5 to the 1993
           Nonemployee Directors             Form 10-K and incorporated herein
                                             by reference.

10.6      1992 Stock Plan                   Filed as Exhibit 10.6 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.7      Flexible Benefit Plan             Filed as Exhibit 10.7 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.8      Supplemental Executive            Filed as Exhibit 10.8 to the 1993
           Retirement Plan                   Form 10-K and incorporated herein
                                             by reference.

11      Calculation of Earnings            Filed herewith at page 36.
          Per Share

21      Subsidiaries of the Registrant     Filed herewith at page 37.

23      Independent Auditors' Consent      Filed herewith at page 38.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI's Assistant Secretary at the executive offices of the Company.

                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      CALCULATION OF EARNINGS PER SHARE
                                                EXHIBIT 11

                                                                                            Year Ended December 31
                                                                                _________________________________________________
Primary:                                                                         1995              1994               1993
_______                                                                        _____________     _____________      _____________
Net income                                                                        $9,084,153        $6,803,630         $6,735,202
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________

 Common and common equivalent shares (1):

  Weighted average number of common
  shares outstanding                                                               9,097,771         8,962,491          8,896,286

  Dilutive effect of stock options
  outstanding after application of
  treasury stock method                                                              119,229           130,509            129,714
                                                                               _____________     _____________      _____________
                                                                                   9,217,000         9,093,000          9,026,000
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________

Primary net income (loss) per common
and common equivalent share (1):                                                        $.99              $.75               $.75
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________

Fully Diluted:
_____________
Net income                                                                        $9,084,153        $6,803,630         $6,735,202
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________

 Common and common equivalent shares (1):

  Weighted average number of common
  shares outstanding                                                               9,097,771         8,962,491          8,896,286

  Dilutive effect of stock options
  outstanding after application of
  treasury stock method                                                              129,229           150,509            165,714
                                                                               _____________     _____________      _____________
                                                                                   9,227,000         9,113,000          9,062,000
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________

Fully diluted net income (loss) per
common and common equivalent share (1):                                                 $.98              $.75               $.74
                                                                               _____________     _____________      _____________
                                                                               _____________     _____________      _____________


(1) Primary and fully diluted earnings per share are substantially the same. The dilutive effect of stock options under the fully diluted calculation for each year is greater due to the end of the year closing price exceeding the average price in those years.

                        SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                                     EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Suttle Apparatus Corporation                                 Illinois
Suttle Apparatus Canada, Ltd.                                 Canada
Suttle Costa Rica, S.A.                                     Costa Rica
Tel Products, Inc.                                           Minnesota
Suttle Caribe, Inc.                                          Minnesota
Austin Taylor Communications, Ltd.                        United Kingdom
Automatic Tool & Connector Co., Inc.                        New Jersey
Zercom Corporation                                           Minnesota


All such subsidiaries are 100%-owned  directly by Communications  Systems,  Inc.
The  financial   statements  of  all  such  subsidiaries  are  included  in  the consolidated financial statements of Communications Systems, Inc.

                                EXHIBIT 23

                        INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, and 33-99566 of
Communications Systems, Inc. of our report dated February 23, 1996 on the consolidated financial statements and schedule of Communications Systems, Inc. appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 1995.





/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 26, 1996
Minneapolis, Minnesota