Form 10-Q
period 1996-03-31
COMMUNICATIONS SYSTEMS INC
filed 1996-05-13
CIK 22701

===============================================================================
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)
     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1996

                                 OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:   0-10355

                    COMMUNICATIONS SYSTEMS, INC.
 ................................................................................
       (Exact name of registrant as specified in its charter)

          MINNESOTA                                         41-0957999
 ................................................................................
(State or  other jurisdiction of                         (Federal Employer
 incorporation  or organization)                         Identification No.)

213 South Main Street, Hector, MN                               55342
 ................................................................................
(Address of principal executive offices)                      (Zip Code)
                            (320) 848-6231
 ................................................................................
            Registrant's telephone number, including area code

 ................................................................................
(Former name, former address, former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   NO

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

        CLASS                                    Outstanding at April 30, 1996
Common Stock, par value                                    9,316,243
   $.05 per share

              Total Pages (10)  Exhibit Index at (NO EXHIBITS)
================================================================================

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


                                         PART I. FINANCIAL INFORMATION

                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                 March 31               December 31
Assets:                                                                              1996                      1995
                                                                             ____________              ____________
Current assets:
   Cash                                                                       $10,156,199               $12,198,455
   Marketable securities                                                          864,966                   899,469
   Receivables, net                                                            12,734,117                10,931,382
   Inventories - Note 3                                                        21,013,120                19,522,963
   Prepaid expenses                                                               465,354                   400,778
   Deferred income taxes                                                        1,188,000                 1,188,000
                                                                             ____________              ____________
      Total current assets                                                     46,421,756                45,141,047

Property, plant and equipment                                                  26,756,915                25,762,350
   less accumulated depreciation                                              (15,394,211)              (14,847,042)
                                                                             ____________              ____________
   Net property, plant and equipment                                           11,362,704                10,915,308

Other assets:
  Investments in mortgage backed and other securities                           5,104,437                 5,398,316
  Excess of cost over net assets acquired                                       3,504,979                   839,229
  Deferred income taxes                                                           461,047                   461,047
  Other assets                                                                    452,494                   532,285
                                                                             ____________              ____________
      Total other assets                                                        9,522,957                 7,230,877
                                                                             ____________              ____________

Total Assets                                                                  $67,307,417               $63,287,232
                                                                             ____________              ____________
                                                                             ____________              ____________

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                                 $109,356                  $146,923
   Accounts payable                                                             4,526,455                 4,104,349
   Accrued expenses                                                             2,491,864                 2,296,996
   Dividends payable                                                              651,575                   642,838
   Income taxes payable                                                         2,260,819                 2,020,550
                                                                             ____________              ____________
      Total current liabilities                                                10,040,069                 9,211,656


Stockholders' Equity                                                           57,267,348                54,075,576
                                                                             ____________              ____________

Total Liabilities and Stockholders' Equity                                    $67,307,417               $63,287,232
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


                    COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)

                                                         Three Months Ended March 31
                                                     ___________________________________
                                                             1996                   1995
                                                     ____________           ____________
Revenues:
  Sales                                               $20,459,113            $24,805,947

Costs and expenses:
  Cost of sales                                        15,216,811             18,757,202
  Selling, general and
    administrative expenses                             2,863,550              3,018,774
                                                     ____________           ____________
      Total costs and expenses                         18,080,361             21,775,976

Operating income                                        2,378,752              3,029,971

Other income and (expenses):
  Investment income                                       147,376                304,710
  Interest expense                                         (6,453)               (13,679)
                                                     ____________           ____________
    Other income, net                                     140,923                291,031

Income before income taxes                              2,519,675              3,321,002

Income taxes (Note 4)                                     475,000                800,000
                                                     ____________           ____________

Net income                                             $2,044,675             $2,521,002
                                                     ____________           ____________
                                                     ____________           ____________

Net income per share                                        $ .22                  $ .28
                                                     ____________           ____________
                                                     ____________           ____________

Average common and common
  equivalent shares outstanding                         9,414,000              9,149,000
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


                                                    COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                     (unaudited)

                                                               Additional                             Cumulative
                                              Common Stock       Paid in       Retained    Advances   Translation
                                            Shares    Amount     Capital       Earnings     to ESOP    Adjustment        Total
                                         ________________________________________________________________________________________
BALANCE at December 31, 1994             8,986,523  $449,326  $18,001,322   $27,519,954   ($72,000)    ($332,161)    $45,566,441
  Net Income                                                                  9,084,153                                9,084,153
  Shareholder dividends                                                      (2,463,672)                              (2,463,672)
  Issuance of common stock under
    Employee Stock Option Plan             173,311     8,666    1,267,846                                              1,276,512
  Tax benefit from nonqualified
    employee stock options                                        243,000                                                243,000
  Issuance of common stock under
    Employee Stock Purchase Plan            23,567     1,178      193,957                                                195,135
  Issuance of common stock to
    Welsh Development Agency                20,142     1,007      219,325                                                220,332
  Purchase of Communications Systems
    Inc. common stock                      (20,142)   (1,007)    (219,325)                                              (220,332)
  Cumulative translation adjustment                                                                       102,007        102,007
  Repayment of advances to ESOP                                                             72,000                        72,000
                                         _________  ________  ___________    __________  _________   ____________    ___________
BALANCE at December 31, 1995             9,183,401   459,170   19,706,125    34,140,435         -        (230,154)    54,075,576
  Net Income                                                                  2,044,675                                2,044,675
  Shareholder dividends                                                        (651,575)                                (651,575)
  Issuance of common stock under
    Employee Stock Option Plan              15,133       757      149,943                                                150,700
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.       112,676     5,634    1,712,675                                              1,718,309
  Cumulative translation adjustment                                                                      (70,337)        (70,337)
                                        __________  ________  ___________    __________  _________   ____________    ___________
BALANCE at March 31, 1996                9,311,210  $465,561  $21,568,743   $35,533,535         -      ($300,491)    $57,267,348
                                        __________  ________  ___________    __________  _________   ____________    ___________
                                        __________  ________  ___________    __________  _________   ____________    ___________

                                             See notes to consolidated financial statements.


                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                                                    Three Months Ended March 31
                                                                                                  _________________________________
                                                                                                         1996                1995
                                                                                                  ____________         ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                      $2,044,675           $2,521,002
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                                                  663,299              682,701
        Adjustment to marketable securities reserve                                                     34,503              (96,458)
        Changes in assets and liabilities:
          Decrease in marketable securities                                                                                  40,000
          Increase in accounts receivable                                                           (1,331,874)          (1,643,776)
          Decrease (increase) in inventory                                                          (1,069,736)             196,841
          Decrease (increase) in prepaid expenses                                                      (54,495)              62,960
          Decrease in accounts payable                                                                (298,021)            (955,414)
          Increase (decrease) in accrued expenses                                                      208,376             (116,249)
          Increase (decrease) in income taxes payable                                                  247,117             (392,678)
                                                                                                  ____________         ____________
            Net cash provided by (used in) operating activities                                        443,844              298,929

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                            (1,012,822)          (1,141,682)
    Decrease in mortgage backed and other investment securities                                        294,124                6,236
    Decrease in other assets                                                                            83,565               12,035
    Payment for purchase of Austin Taylor Communications, Ltd.                                        (135,131)
    Payment for purchase of Automatic Tool and Connector
      Company, Inc., net of cash acquired                                                           (1,173,577)
                                                                                                  ____________         ____________
          Net cash used in investing activities                                                     (1,943,841)          (1,123,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                                         (36,555)             (47,635)
    Dividends paid                                                                                    (642,838)            (539,191)
    Proceeds from issuance of common stock                                                             150,700              412,462
    Purchases of Communications Systems, Inc. common stock                                                                 (220,331)
                                                                                                  ____________         ____________
          Net cash used in financing activities                                                       (528,693)            (394,695)
                                                                                                  ____________         ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                        (13,566)             (59,692)
                                                                                                  ____________         ____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (2,042,256)          (1,278,869)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    12,198,455            8,829,776
                                                                                                  ____________         ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $10,156,199           $7,550,907
                                                                                                  ____________         ____________
                                                                                                  ____________         ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                                                                 $227,883           $1,193,076
    Interest paid                                                                                        6,453               13,679

                                 See notes to consolidated financial statements.


                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The balance sheet and statement of stockholders' equity as of March 31, 1996, and the statements of income and statements of cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996 and 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 required expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

NOTE 3 - INVENTORIES

     Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                        March 31             December 31
                                           1996                    1995
     Finished Goods                   $5,479,160              $5,475,458
     Raw Materials                    15,533,960              14,047,505
       Total                         $21,013,120             $19,522,963


NOTE 4 - INCOME TAXES

     Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 1996 and 1995 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NET INCOME PER COMMON SHARE

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

NOTE 6 - ACQUISITION OF AUTOMATIC TOOL AND CONNECTOR CO., INC.

     Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc., a Union, New Jersey based manufacturer of fiber optic connectors, in exchange for $1,373,000 in cash and 112,676 shares of Communications Systems, Inc. common stock. The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired. Excess of cost over net assets acquired was $2,760,000, which is being amortized over ten years on a straight line basis. Results of Automatic Tool, which were not material to the Company's financial results, were included in Company operations beginning January 4, 1996.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Three Months Ended March 31, 1996 Compared to
                       Three Months Ended March 31, 1995

     Consolidated revenues decreased $4,347,000 or 18% from the 1995 period. Telephone station apparatus revenue decreased $2,228,000 or 12%. Apparatus sales to domestic (U.S. and Puerto Rico) customers decreased $1,483,000 or 11%. The domestic sales decrease was due to lower sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) which fell $1,805,000 or 21%. Reduced shipments to this market segment were attributed to customer inventory overstocks and reduced construction activity caused by the cold winter. Sales to electrical distributors and original equipment manufacturers decreased $342,000 or 21%. Sales to retailers decreased $377,000 or 26%. Lower sales to these segments were offset by increased sales to other distributors and by sales of fiber optic connectors by Automatic Tool and Connector Co., which the Company acquired in January, 1996.

     Sales of telephone station apparatus to international customers decreased $745,000 or 17%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $848,000 or 22% due to the phase-out of certain products previously sold to British Telecom. Shipments of new products intended to replace this business were delayed until summer. U.S. export sales increased $108,000 or 40%. Sales in Canada decreased $6,000 or 2%.

     Contract manufacturing sales decreased $2,119,000 or 31%. Sales to Thermo-King, which was the segment's principal customer, declined $2,069,000 or 62%, due to Thermo-King's decision to move more of its manufacturing process to a plant it owns in Puerto Rico. Sales to Thermo-King accounted for 27% of Zercom's sales in the 1996 period compared to 49% of sales in the 1995 period. Sales of multi-function display units used by a major watercraft manufacturer increased $233,000 or 20%. Sales of electronic fishing products decreased $162,000 or 35%.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

     Gross margin as a percentage of apparatus sales was 29%, unchanged from the 1995 period. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, freight charges and payroll overtime premiums. Margins earned on Austin Taylor products declined to 21% from 29% in the 1995 period due to increased raw material costs. Gross margin on contract manufacturing sales increased to 13% compared to 12% in 1995 due to inventory reserves established on certain slow-moving inventory items in the 1995 period.

     Selling, general and administrative expenses decreased $155,000 or 5% from the 1995 period due to decreased customer delivery charges and lower selling expenses.

     Consolidated operating income decreased $651,000 or 21%. Net other income decreased $150,000 from the 1995 period due to fluctuations in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 19% compared to 24% in the 1994 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate was higher in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income decreased $476,000, or 19%.

                     Liquidity and Capital Commitments

     At March 31, 1996 the Company had approximately $10,156,000 in cash compared to $12,198,000 at December 31, 1995. Working capital was $36,382,000 compared to $35,929,000 at December 31, 1995. The Company's current ratio was
4.6 to 1, compared to 4.9 to 1 at year end 1995.

     Net cash provided by operating activities was $444,000 compared to $299,000 in the first quarter of 1995. The Company used cash in the first quarter to finance increased inventory and accounts receivable levels, which negatively affected cash provided by operations. The Company expects its operating cash flows for the full year to approximate the results of 1995, which produced cash from operations of $6,983,000. Cash was also utilized during the period to purchase new plant and equipment, pay dividends and acquire Automatic Tool and Connector Co., Inc.

     The Company's balance sheet remains strong, with stockholders' equity of $57,267,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

     On January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. of Union, New Jersey, in exchange for $3,091,000 in cash and common stock. Automatic Tool and Connector Co. (ATC) is a manufacturer of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, medical electronics, computer and other markets. The acquisition represents the Company's entrance into the market for fiber optic connectors, which is the fastest growing segment in the telecommunications connector market. ATC's sales for its 1995 fiscal year were approximately $3,200,000.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

     This acquisition, as well as other acquisitions and dispositions the Company has made over the past several years (including the 1992 acquisition of Austin Taylor Communications, Ltd.), have served to expand the Company's product offerings and customer base in both U.S. and international markets. The Company is seeking to position itself in the marketplace as a growth oriented manufacturer of telecommunications connecting devices. The Company is continuing to search for acquisition candidates which fit the Company's target markets.



                          PART II.  OTHER INFORMATION

Items 1 - 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     On January 5, 1996, the Company filed a Form 8-K dated January 4, 1996 reporting the acquisition of Automatic Tool and Connector Co., Inc. under Item 5, "Other Events".


Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                    Communications Systems, Inc.

                                                By  Paul N. Hanson
                                                    Paul N. Hanson
                                                    Vice President and
                                                    Chief Financial Officer
Date:  May 13, 1996