Form 10-Q
period 1996-06-30
COMMUNICATIONS SYSTEMS INC
filed 1996-08-14
CIK 22701

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

For the quarterly period ended       JUNE 30, 1996
                               ------------------------------------------

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
 ...............................................................................
(Address of principal executive offices)                       (Zip Code)
                                 (320) 848-6231
 ...............................................................................
               Registrant's telephone number, including area code

 ...............................................................................
     (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES X       NO ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      YES ___     NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

         CLASS                                     Outstanding at July 31, 1996
Common Stock, par value                                     9,346,458
    $.05 per share

                 Total Pages (11) Exhibit Index at (NO EXHIBITS)
===============================================================================

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



PART I. FINANCIAL INFORMATION

                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                  June 30               December 31
Assets:                                                                              1996                      1995
                                                                             ____________              ____________
Current assets:
   Cash                                                                       $13,036,777               $12,198,455
   Marketable securities                                                          868,335                   899,469
   Receivables, net                                                            12,323,056                10,931,382
   Inventories - Note 2                                                        18,612,946                19,522,963
   Prepaid expenses                                                               551,893                   400,778
   Deferred income taxes                                                        1,409,000                 1,188,000
                                                                             ____________              ____________
      Total current assets                                                     46,802,007                45,141,047

Property, plant and equipment                                                  27,377,665                25,762,350
   less accumulated depreciation                                              (16,061,239)              (14,847,042)
                                                                             ____________              ____________
   Net property, plant and equipment                                           11,316,426                10,915,308

Other assets:
  Investments in mortgage backed and other securities                           4,899,126                 5,398,316
  Excess of cost over net assets acquired                                       3,415,606                   839,229
  Deferred income taxes                                                           461,047                   461,047
  Other assets                                                                    370,217                   532,285
                                                                             ____________              ____________
      Total other assets                                                        9,145,996                 7,230,877
                                                                             ____________              ____________

Total Assets                                                                  $67,264,429               $63,287,232
                                                                             ____________              ____________
                                                                             ____________              ____________

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                                  $92,675                  $146,923
   Accounts payable                                                             3,504,429                 4,104,349
   Accrued expenses                                                             2,808,800                 2,296,996
   Dividends payable                                                              747,717                   642,838
   Income taxes payable                                                         1,926,709                 2,020,550
                                                                             ____________              ____________
      Total current liabilities                                                 9,080,330                 9,211,656


Stockholders' Equity                                                           58,184,099                54,075,576
                                                                             ____________              ____________

Total Liabilities and Stockholders' Equity                                    $67,264,429               $63,287,232
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


                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)

                                               Three Months Ended March 31                    Six Months Ended June 30
                                           ___________________________________         ____________________________________
                                                   1996                   1995                  1996                   1995
                                           ____________           ____________          ____________           ____________
Revenues:
  Sales                                     $20,581,697            $21,866,017           $41,040,810            $46,671,964

Costs and expenses:
  Cost of sales                              15,959,764             17,003,442            31,176,575             35,760,644

  Selling, general and
    administrative expenses                   3,273,913              2,149,999             6,137,463              5,166,773
                                           ____________           ____________          ____________           ____________
      Total costs and expenses               19,233,677             19,153,441            37,314,038             40,927,417

Operating income                              1,348,020              2,712,576             3,726,772              5,744,547

Other income and (expenses):
  Investment income                             181,221                216,353               328,597                521,063
  Interest expense                               (5,627)               (14,242)              (12,080)               (27,921)
                                           ____________           ____________          ____________           ____________
    Other income, net                           175,594                202,111               316,517                493,142

Income before income taxes                    1,523,614              2,914,687             4,043,289              6,237,689

Income taxes (Note 3)                           225,000                620,000               700,000              1,420,000
                                           ____________           ____________          ____________           ____________

Net income                                   $1,298,614             $2,294,687            $3,343,289             $4,817,689
                                           ____________           ____________          ____________           ____________
                                           ____________           ____________          ____________           ____________

Net income per share                              $ .14                  $ .25                 $ .36                  $ .53
                                           ____________           ____________          ____________           ____________
                                           ____________           ____________          ____________           ____________

Average common and common
  equivalent shares outstanding               9,425,000              9,232,000             9,412,000              9,171,000
                                           ____________           ____________          ____________           ____________
                                           ____________           ____________          ____________           ____________


                                           See notes to consolidated financial statements.


                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 (unaudited)

                                                             Additional                                 Cumulative
                                       Common Stock            Paid in        Retained     Advances     Translation
                                     Shares      Amount        Capital        Earnings      to ESOP     Adjustment         Tota
                                __________________________________________________________________________________________________
BALANCE at December 31, 1994       8,986,523   $449,326     $18,001,322     $27,519,954    ($72,000)     ($332,161)   $45,566,441
  Net Income                                                                  9,084,153                                 9,084,153
  Shareholder dividends                                                      (2,463,672)                               (2,463,672)
  Issuance of common stock under
    Employee Stock Option Plan       173,311      8,666       1,267,846                                                 1,276,512
  Tax benefit from nonqualified
    employee stock options                                      243,000                                                   243,000
  Issuance of common stock under
    Employee Stock Purchase Plan      23,567      1,178         193,957                                                   195,135
  Issuance of common stock to
    Welsh Development Agency          20,142      1,007         219,325                                                   220,332
  Purchase of Communications Systems
    Inc. common stock                (20,142)    (1,007)       (219,325)                                                 (220,332)
  Cumulative translation adjustment                                                                       102,007         102,007
  Repayment of advances to ESOP                                                              72,000                        72,000
                                  __________   ________     ___________   _____________   __________   ___________  _____________
BALANCE at December 31, 1995       9,183,401    459,170      19,706,125      34,140,435           0      (230,154)     54,075,576
  Net Income                                                                  3,343,289                                 3,343,289
  Shareholder dividends                                                      (1,399,292)                               (1,399,292)
  Issuance of common stock under
    Employee Stock Option Plan        50,381      2,519         449,652                                                   452,171
  Issuance of common stock to
    acquire Automatic Tool and
    Connector Co.                    112,676      5,634       1,712,675                                                 1,718,309
  Cumulative translation adjustment                                                                         (5,954)        (5,954)
                                  __________   ________     ___________   _____________   __________   ___________  _____________
BALANCE at June 30, 1996           9,346,458   $467,323     $21,868,452     $36,084,432            0     ($236,108)   $58,184,099
                                  __________   ________     ___________   _____________   __________   ___________  _____________
                                  __________   ________     ___________   _____________   __________   ___________  _____________

                                 See notes to consolidated financial statements.


                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                     Six Months Ended June 30
                                                                                _________________________________
                                                                                       1996                 1995
                                                                                ____________         ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $3,343,289           $4,817,689
    Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                              1,502,722            1,275,066
        Adjustment to marketable securities reserve                                   31,134             (120,922)
        Changes in assets and liabilities:
          Decrease in marketable securities                                                                40,000
          Increase in accounts receivable                                           (896,895)            (801,088)
          Decrease (increase) in inventory                                         1,359,141             (131,123)
          Decrease (increase) in prepaid expenses                                   (138,557)              76,067
          Increase in deferred taxes                                                (221,000)
          Decrease in accounts payable                                            (1,345,504)          (1,333,139)
          Increase (decrease) in accrued expenses                                    517,031              (23,825)
          Increase (decrease) in income taxes payable                                (93,733)            (773,446)
                                                                                ____________         ____________
            Net cash provided by (used in) operating activities                    4,057,628            3,025,279

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (1,673,488)          (2,431,295)
    Decrease in mortgage backed and other investment securities                      498,259               11,240
    Decrease in other assets                                                         162,185              133,393
    Payment for purchase of Austin Taylor Communications, Ltd.                      (135,131)
    Payment for purchase of Automatic Tool and Connector
      Company, Inc., net of cash acquired                                         (1,178,008)
                                                                                ____________         ____________
          Net cash used in investing activities                                   (2,326,183)          (2,286,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                       (53,637)             (95,833)
    Dividends paid                                                                (1,294,413)          (1,080,641)
    Proceeds from issuance of common stock                                           452,171            1,085,462
    Purchases of Communications Systems, Inc. common stock                                               (220,332)
                                                                                ____________         ____________
          Net cash used in financing activities                                     (895,879)            (311,344)
                                                                                ____________         ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                        2,756               37,609
                                                                                ____________         ____________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 838,322              464,882

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  12,198,455            8,829,776
                                                                                ____________         ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $13,036,777           $9,294,658
                                                                                ____________         ____________
                                                                                ____________         ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                                               $793,841           $2,193,520
    Interest paid                                                                     12,080               27,921

                                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1996, the statements of income for the three and six month periods ended June 30, 1996, and 1995 and the statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report to Shareholders. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                            June 30             December 31
                               1996                    1995
     Finished Goods      $5,130,893              $5,475,458
     Raw Materials       13,482,053              14,047,505
                       ------------          --------------
       Total            $18,612,946             $19,522,963
                       ============          ==============

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 1996 and 1995 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

NOTE 4 - NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

NOTE 5 - ACQUISITION OF AUTOMATIC TOOL AND CONNECTOR CO., INC.

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

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 1996 Compared to
                         Six Months Ended June 30, 1995

Consolidated revenues decreased $5,631,000 or 12% from the 1995 period. Telephone station apparatus revenue decreased $2,389,000 or 7%. Apparatus sales to domestic (U.S. and Puerto Rico) customers decreased $35,000. The domestic sales decrease was due to lower sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) which fell $1,707,000 or 11%. Reduced shipments to this market segment were attributed to customer inventory overstocks and reduced construction activity in the first quarter of 1996. Sales to electrical distributors and original equipment manufacturers decreased $794,000 or 24%. Sales to retailers decreased $650,000 or 22%. Lower sales to these segments were offset by increased sales to other customers (up 1,232,000 or 33%) and by sales of fiber optic connectors by Automatic Tool and Connector Co.($2,081,000 in the first six months of 1996), which the Company acquired in January, 1996.

Sales of  telephone  station  apparatus  to  international  customers  decreased
$2,353,000 or 27%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $1,957,000 or 27% due to the phase-out of certain products previously sold to British Telecom. Shipments of new products intended to replace this business have been delayed into the third and fourth quarters of 1996. U.S. export sales decreased $462,000 or 42%. Sales in Canada increased $65,000 or 13%.

Contract manufacturing sales decreased $3,243,000 or 27%. Sales to Thermo-King, which was the segment's principal customer, declined $3,236,000 or 62%, due to Thermo-King's decision to move more of its manufacturing process to a plant it owns in Puerto Rico. Sales to Thermo-King accounted for 22% of contract manufacturing sales in the 1996 period compared to 43% of sales in the 1995 period. Sales of multi-function display units used by a major watercraft manufacturer increased $207,000 or 9%. Sales of electronic fishing products decreased $428,000 or 47%.

Gross margin as a percentage of apparatus sales was 29% compared to 27% in the first half of 1995. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, freight charges and payroll overtime premiums. Margins earned on Austin Taylor products declined to 17% from 19% in the 1995 period due to increased raw material costs and unfavorable overhead absorption caused by reduced production volume. Gross margin on contract manufacturing sales, before inventory reserve adjustments, was 14% unchanged from the 1995 period. During the 1996 period, the Company established a $650,000 reserve against slow-moving electronic fishing products inventory held by its contract manufacturing business.

Selling, general and administrative expenses increased $971,000 or 19% from the 1995 period. The increase was due to selling and administrative expenses associated with the newly acquired Automatic Tool and Connector Co. operations and increased international sales expenses in the Company's telephone station apparatus business.

Consolidated operating income decreased $2,018,000 or 35%. Net other income decreased $177,000 from the 1995 period due to fluctuations in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 17% compared to 23% in the 1995 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate was higher in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income decreased $1,474,000, or 31%.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                  Three Months Ended June 30, 1996 Compared to
                        Three Months Ended June 30, 1995

Consolidated revenues decreased $1,284,000 or 6% from the 1995 period. Telephone station apparatus revenue decreased $160,000 or 1%. Apparatus sales to domestic (U.S. and Puerto Rico) customers increased $1,448,000 or 12%. The domestic sales increase was due to the acquisition of Automatic Tool and Connector Co., (which added $1,001,000 to sales during the 1996 period) and sales to other customers (principally distributors serving non-RBOC customers) which increased $1,077,000 or 57%.. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $97,000 or 1%. Sales to electrical distributors and original equipment manufacturers decreased $452,000 or 29%. Sales to retailers decreased $273,000 or 18%.

Sales of  telephone  station  apparatus  to  international  customers  decreased
$1,608,000 or 35%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $1,109,000 or 32% due to the phase-out of certain products previously sold to British Telecom. U.S. export sales decreased $570,000 or 69%. Sales in Canada increased $71,000 or 29%.

Contract manufacturing sales decreased $1,124,000 or 21%. Sales to Thermo-King, which was the segment's principal customer, declined $994,000 or 56%, due to Thermo-King's decision to move more of its manufacturing process to a plant it owns in Puerto Rico. Sales to Thermo-King accounted for 19% of contract manufacturing sales in the 1996 period compared to 34% of sales in the 1995 period. Sales of multi-function display units used by a major watercraft manufacturer increased $12,000 or 1%. Sales of electronic fishing products decreased $266,000 or 59%.

Gross margin as a percentage of apparatus sales was 28% compared to 24% in the second quarter of 1995. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, freight charges and payroll overtime premiums. Margins earned on Austin Taylor products declined to 12% in the 1996 period due to increased raw material costs and unfavorable overhead absorption caused by reduced production volume. Gross margin on contract manufacturing sales, before inventory reserve adjustments, was 16% unchanged from the 1995 period. During the 1996 period, the Company established a $650,000 reserve against slow-moving electronic fishing products inventory held by its contract manufacturing business.

Selling, general and administrative expenses increased $1,126,000 or 52% from the 1995 period. The increase was due to selling and administrative expenses associated with the newly acquired Automatic Tool and Connector Co. operations and increased international sales expenses in the Company's telephone station apparatus business.

Consolidated operating income decreased $1,367,000 or 50%. Net other income decreased $27,000 from the 1995 period due to fluctuations in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 15% compared to 21% in the 1995 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's tax rate was higher in 1995 due to limitations on the possessions tax credit the Company receives against U.S. income taxes on the earnings of its Puerto Rico subsidiary. Net income decreased $998,000, or 43%.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


                        Liquidity and Capital Commitments

At June 30, 1996 the Company had approximately $13,037,000 in cash compared to $12,198,000 at December 31, 1995. Working capital was $37,722,000 compared to $35,929,000 at December 31, 1995. The Company's current ratio was 5.2 to 1, compared to 4.9 to 1 at year end 1995.

Net cash provided by operating activities was $4,058,000 compared to $3,025,000 in the first half of 1995. The Company expects its operating cash flows for the full year to approximate the results of 1995, which produced cash from operations of $6,983,000. Cash was utilized during the period to pay current liabilities, purchase new plant and equipment, pay dividends and acquire Automatic Tool and Connector Co., Inc.

The Company's balance sheet remains strong, with stockholders' equity of $58,184,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

On August 5, 1996, the Company's Board of Directors authorized the purchase and retirement, from time to time, of up to 500,000 shares of the Company's common stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company's cash reserves will be utilized to make the purchases. If all 500,000 shares are purchased and retired, it would reduce the number of the Company's currently outstanding shares by 5%.

On January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. of Union, New Jersey, in exchange for $1,373,000 in cash and 112,676 shares of common stock. Automatic Tool and Connector Co. (ATC) is a manufacturer of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, medical electronics, computer and other markets. The acquisition represents the Company's entrance into the market for fiber optic connectors, which is the fastest growing segment in the telecommunications connector market. ATC's sales for its 1995 fiscal year were approximately $3,200,000.

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

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 14, 1996 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 9,311,210 of which 8,627,266 were present either in person or by proxy. By a vote of 8,612,288 in favor, 14,978 abstaining, shareholders reelected Board Members Edwin C. Freeman, Edward E. Strickland and John C. Ortman to three year terms expiring at the 1999 Annual Meeting of Shareholders.

The Board of Directors appointed Fredrick Green to fill the unexpired term of Board Member C.A. Anderson, who passed away in February, 1996. Mr. Green's term will expire at the 1997 Annual Meeting of Shareholders.

Other Board Members continuing in office are Paul J. Anderson and Wayne E. Sampson (whose terms expire at the 1997 Annual Meeting of Shareholders) and Curtis A. Sampson and Joseph W. Parris (whose terms expire at the 1998 Annual Meeting of Shareholders).

Items 5 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                Communications Systems, Inc.

                                            By  Paul N. Hanson
                                                Paul N. Hanson
                                                Vice President and
                                                Chief Financial Officer
Date:  August 14, 1996