Form 10-Q
period 1996-09-30
COMMUNICATIONS SYSTEMS INC
filed 1996-11-12
CIK 22701

===============================================================================
                                  UNITED STATES
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    X                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1996
                               --------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

          CLASS                                 Outstanding at October 31, 1996
-----------------------------------             -------------------------------
   Common Stock, par value                                9,226,309
      $.05 per share

                 Total Pages (12) Exhibit Index at (NO EXHIBITS)
===============================================================================

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income                   4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9

Part II.  Other Information                                      12



                          PART I. FINANCIAL INFORMATION

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                September 30      December 31
Assets:                                                 1996             1995
                                                ____________     ____________
Current assets:
   Cash                                          $14,892,182      $11,703,536
   Marketable securities                             859,890          899,469
   Receivables, net                               11,121,364        8,501,117
   Inventories - Note 3                           13,211,397       14,828,534
   Prepaid expenses                                  618,163          345,004
   Deferred income taxes                             869,000          869,000
                                                ____________     ____________
      Total current assets                        41,571,996       37,146,660

Property, plant and equipment                     23,744,102       22,295,204
   less accumulated depreciation                 (15,044,851)     (13,637,184)
                                                ____________     ____________
   Net property, plant and equipment               8,699,251        8,658,020

Net assets of and advances to discontinued
  Zercom operations                                8,364,379        9,255,016

Other assets:
  Investments in mortgage backed
    and other securities                           4,643,194        5,398,316
  Excess of cost over net assets acquired          3,173,596          659,264
  Deferred income taxes                              354,044          354,044
  Other assets                                       293,744          473,285
                                                ____________     ____________
      Total other assets                           8,464,578        6,884,909
                                                ____________     ____________

Total Assets                                     $67,100,204      $61,944,605
                                                ____________     ____________
                                                ____________     ____________

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                      $66,715
   Accounts payable                               $3,157,698        3,181,684
   Accrued expenses                                2,260,664        1,957,429
   Dividends payable                                 740,278          642,838
   Income taxes payable                            2,615,638        2,020,363
                                                ____________     ____________
      Total current liabilities                    8,774,278        7,869,029


Stockholders' Equity                              58,325,926       54,075,576
                                                ____________     ____________

Total Liabilities and Stockholders' Equity       $67,100,204      $61,944,605
                                                ____________     ____________
                                                ____________     ____________

               See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                     Three Months Ended Sept. 30     Nine Months Ended Sept. 30
                                     ____________________________   ____________________________
                                             1996            1995           1996            1995
                                     ____________    ____________   ____________    ____________
Revenues from continuing operations:
  Sales                               $18,390,779     $16,441,140    $50,618,464     $51,057,478

Costs and expenses:
  Cost of sales                        12,529,048      11,730,923     35,504,434      37,111,694
  Selling, general and
    administrative expenses             2,869,937       2,085,447      7,884,875       6,095,290
                                     ____________    ____________   ____________    ____________
      Total costs and expenses         15,398,985      13,816,370     43,389,309      43,206,984
                                     ____________    ____________   ____________    ____________

Operating income from
  continuing operations                 2,991,794       2,624,770      7,229,155       7,850,494

Other income and (expenses):
  Investment income                       175,506         197,472        490,719         698,150
  Interest expense                         (4,492)         (7,578)       (16,499)        (26,129)
                                     ____________    ____________   ____________    ____________
    Other income, net                     171,014         189,894        474,220         672,021

Income from continuing operations
  before income taxes                   3,162,808       2,814,664      7,703,375       8,522,515

Income taxes (Note 4)                     730,000         615,000      1,600,000       1,835,000
                                     ____________    ____________   ____________    ____________

Income from continuing operations       2,432,808       2,199,664      6,103,375       6,687,515

Discontinued operations (Note 2):
  Income (loss) from discontinued Zercom
   operations, net of income taxes        (27,846)        (44,291)      (355,124)        285,547
  Loss on disposal of Zercom operations,
   including provision of $30,000 for
   operating losses during disposal
   period (net of income tax
   benefit of $133,000)                  (393,000)                      (393,000)
                                     ____________    ____________   ____________    ____________

Net income                             $2,011,962      $2,155,373     $5,355,251      $6,973,062
                                     ____________    ____________   ____________    ____________
                                     ____________    ____________   ____________    ____________

Net income per share:
  Continuing operations                      $.26            $.24           $.65            $.73
  Discontinued operations                    (.05)           (.01)          (.08)            .03
                                     ____________    ____________   ____________    ____________
                                             $.21            $.23           $.57            $.76
                                     ____________    ____________   ____________    ____________
                                     ____________    ____________   ____________    ____________

Average common and common
  equivalent shares outstanding         9,371,000       9,318,000      9,393,000       9,214,000
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

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                 Additional                                 Cumulative
                                             Common Stock          Paid in      Retained       Advances     Translation
                                         Shares        Amount      Capital      Earnings        to ESOP      Adjustment       Total
                                  __________________________________________________________________________________________________
BALANCE at December 31, 1994          8,986,523      $449,326   $18,001,322   $27,519,954      ($72,000)    ($332,161)  $45,566,441
  Net Income                                                                    9,084,153                                 9,084,153
  Shareholder dividends                                                        (2,463,672)                               (2,463,672)
  Issuance of common stock under
    Employee Stock Option Plan          173,311         8,666     1,267,846                                               1,276,512
  Tax benefit from nonqualified
    employee stock options                                          243,000                                                 243,000
  Issuance of common stock under
    Employee Stock Purchase Plan         23,567         1,178       193,957                                                 195,135
  Issuance of common stock to
    Welsh Development Agency             20,142         1,007       219,325                                                 220,332
  Purchase of Communications Systems
    Inc. common stock                   (20,142)       (1,007)     (219,325)                                               (220,332)
  Cumulative translation adjustment                                                                           102,007       102,007
  Repayment of advances to ESOP                                                                   72,000                     72,000
                                  _____________ _____________ _____________ _____________  _____________   ___________ ____________
BALANCE at December 31, 1995          9,183,401       459,170    19,706,125    34,140,435             0      (230,154)   54,075,576
  Net Income                                                                    5,355,251                                 5,355,251
  Shareholder dividends                                                        (2,139,570)                               (2,139,570)
  Issuance of common stock under
    Employee Stock Purchase Plan         14,346           717       157,806                                                 158,523
  Issuance of common stock under
    Employee Stock Option Plan           50,381         2,519       449,652                                                 452,171
  Purchase of Communications Systems
    Inc. common stock                  (107,330)       (5,366)     (252,551)   (1,068,495)                               (1,326,412)
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.    112,676         5,634     1,712,675                                               1,718,309
  Cumulative translation adjustment                                                                            32,078        32,078
                                  _____________ _____________ _____________ _____________  _____________  ____________ ____________
BALANCE at September 30, 1996         9,253,474      $462,674   $21,773,707   $36,287,621             0     ($198,076)  $58,325,926
                                  _____________ _____________ _____________ _____________  _____________  ____________ ____________
                                  _____________ _____________ _____________ _____________  _____________  ____________ ____________

                                          See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                    Nine Months Ended September 30
                                                      ___________________________
                                                              1996           1995
                                                      ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                 $6,103,375     $6,687,515
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      1,832,389      1,526,599
      Adjustment to marketable securities reserve           39,579        (79,175)
      Changes in assets and liabilities:
        Decrease in marketable securities                                  80,000
        Increase in accounts receivable                 (2,101,972)      (683,280)
        Decrease (increase) in inventory                 2,078,504     (2,041,979)
        Increase in prepaid expenses                      (260,366)       (57,721)
        Decrease in accounts payable                      (786,495)      (657,368)
        Increase in accrued expenses                       304,049        232,257
        Increase (decrease) in income taxes payable        591,591       (592,688)
                                                      ____________   ____________
          Net cash provided by operating activities      7,800,654      4,414,160

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (1,576,342)    (1,970,799)
  Decrease in mortgage backed and
   other investment securities                             755,171         15,324
  Decrease in other assets                                 190,377        487,924
  Changes in assets and liabilities of
   discontinued operations                                 142,513     (1,041,335)
  Payment for purchase of Austin Taylor
   Communications, Ltd.                                   (135,131)
  Payment for purchase of Automatic Tool and
    Conector Company, Inc., net of cash acquired        (1,178,008)
                                                      ____________   ____________
        Net cash used in investing activities           (1,801,420)    (2,508,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                               (58,969)      (117,780)
  Dividends paid                                        (2,042,130)    (1,718,040)
  Proceeds from issuance of common stock                   610,694      1,503,566
  Purchases of Communications Systems, Inc.
   common stock                                         (1,326,412)      (220,331)
                                                      ____________   ____________
        Net cash used in financing activities           (2,816,817)      (552,585)
                                                      ____________   ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH              6,229         32,677
                                                      ____________   ____________

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,188,646      1,385,366

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        11,703,536      8,746,070
                                                      ____________   ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $14,892,182    $10,131,436
                                                      ____________   ____________
                                                      ____________   ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                     $1,004,628     $2,607,380
  Interest paid                                             16,499         26,129

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1996, the statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1996 and 1995 have been made.

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

NOTE 2 - DISCONTINUED OPERATIONS

On November 4, 1996, the Company completed the sale of its contract manufacturing subsidiary, Zercom Corporation, to Nortech Systems, Inc. (Nasdaq National Market: NSYS). Nortech Systems acquired all the assets of Zercom, except cash and accounts receivable, in exchange for $1.5 million cash and a $5.0 million term note secured by Zercom's assets. Loss on disposal of the segment was $393,000, net of a tax benefit of $133,000.

The Company's financial statements have been restated to separate the net assets and operating results of Zercom Corporation from the Company's continuing operations. Zercom's operating results were as follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30             September 30
                                _______________________ ________________________
                                      1996        1995       1996          1995
                                ___________  __________ ___________ ____________
Sales                            $3,033,690  $3,764,491 $11,846,815  $15,820,117
Costs and expenses                3,077,965   3,846,392  12,401,679   15,383,195
Interest income, net                 11,429      17,610      24,740       28,625
                                ___________  __________ ___________ ____________
Income before income taxes          (32,846)    (64,291)   (530,124)     465,547
Income taxes (benefit)               (5,000)    (20,000)   (175,000)     180,000
                                ___________  __________ ___________ ____________
Income (loss) from operations       (27,846)    (44,291)   (355,124)     285,547
Loss on disposal of discontinued
 operations,including provision
 of $30,000 for operating losses
 during disposal period net of
 income tax benefit of $133,000    (393,000)               (393,000)
                                ___________  __________ ___________ ____________
Net loss                          ($420,846)   ($44,291)  ($748,124)    $285,547
                                ___________  __________ ___________ ____________
                                ___________  __________ ___________ ____________


                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 (continued)

Net assets of discontinued Zercom operations consist of:


                                                September 30      December 31
                                                        1996             1995
                                                ____________     ____________
Property, plant and equipment                     $2,335,302       $2,257,288
Inventory                                          3,965,741        4,694,429
Other working capital                              2,157,130        1,957,334
Other assets                                         299,206          345,965
Accrued loss on disposal, net of tax                (393,000)
                                                ____________     ____________
  Net assets of discontinued operations           $8,364,379       $9,255,016
                                                ____________     ____________
                                                ____________     ____________


NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                            September 30           December 31
                                                    1996                  1995
     Finished Goods                           $3,287,774            $4,231,990
     Raw Materials                             9,923,623            10,596,544
                                     -------------------  --------------------
       Total                                 $13,211,397           $14,828,534
                                     ===================  ====================

NOTE 4 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 1996 and 1995 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

NOTE 6 - ACQUISITION OF AUTOMATIC TOOL AND CONNECTOR CO., INC.

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc., a Union, New Jersey based manufacturer of fiber optic connectors, in exchange for $1,373,000 in cash and 112,676 shares of Communications Systems, Inc. common stock (market value of $1,718,000 at January 4, 1996). The acquisition was accounted for as a purchase and the purchase price was allocated to the assets acquired. Excess of cost over net assets acquired was $2,760,000, which is being amortized over ten years on a straight line basis. Results of Automatic Tool, which were not material to the Company's financial results, are included in Company operations beginning January 4, 1996.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 1996 Compared to
                      Nine Months Ended September 30, 1995

Revenues from continuing operations decreased $439,000 or 1% from the 1995 period. Suttle Apparatus sales to domestic (U.S. and Puerto Rico) customers decreased $696,000 or 2%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $468,000 or 2% due to increased third quarter shipments of CorroShield products, which offset lower first half shipments attributed to customer inventory overstocks. These sales gains were offset by lower sales to other customer segments. Sales to electrical distributors and original equipment manufacturers decreased $1,074,000 or 24%. Sales to retailers decreased $475,000 or 11%. Sales of fiber optic connectors by Automatic Tool and Connector Co., which the Company acquired in January, 1996, were $3,570,000 in the first nine months of 1996.

Sales to international customers decreased $3,313,000 or 25%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $2,454,000 or 23% due to the phase-out of certain products previously sold to British Telecom. The Company believes sales to British Telecom have been adversely affected by that company's reaction to privatization and deregulation of the U.K. telecommunications market. As a result of deregulation, British Telecom has reduced its administrative staff by more than 50% and centralized its purchasing around a small number of large suppliers. This has made it difficult for smaller companies such as Austin Taylor to compete for this market. Sales to British Telecom accounted for only 6% of Austin Taylor's sales in the 1996 period, compared to 15.6% of sales in 1995 and 28.4% of sales in 1994. U.S. export sales decreased $819,000 or 44%. Sales in Canada decreased $40,000 or 5%.

Gross margin as a percentage of sales was 30% compared to 27% in the 1995 period. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, freight charges and payroll overtime premiums. Margins earned on Austin Taylor products declined to 18% from 20% in the 1995 period due to increased raw material costs and unfavorable overhead absorption caused by reduced production volume.

Selling, general and administrative expenses increased $1,790,000 or 29% from the 1995 period. The increase was due to selling and administrative expenses associated with the newly acquired Automatic Tool and Connector Co. operations and increased international sales expenses associated with efforts to develop export markets for telephone station apparatus products.

Operating income from continuing operations decreased $621,000 or 8%. Net other income decreased $198,000 from the 1995 period due to fluctuations in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 21% compared to 22% in the 1995 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Income from continuing operations decreased $584,000, or 9%.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                Three Months Ended September 30, 1996 Compared to
                      Three Months Ended September 30, 1995

Revenues from continuing operations increased $1,950,000 or 12% from the 1995 period. Telephone station apparatus sales to domestic (U.S. and Puerto Rico) customers increased $1,421,000 or 12%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $747,000 or 8%. Sales to retailers increased $175,000 or 14%. Sales to electrical distributors and original equipment manufacturers decreased $280,000 or 21%. Sales to other customers (principally distributors serving non-RBOC customers) increased $422,000 or 35%. Sales of fiber optic connectors by Automatic Tool and Connector Co., which the Company acquired in January, 1996, were $1,489,000 in the 1996 period.

Sales of telephone station apparatus to international customers decreased $960,000 or 21%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $498,000 or 14% due to the phase-out of certain products previously sold to British Telecom. U.S. export sales decreased $357,000 or 47%. Sales in Canada fell $105,000 or 38%.

Gross margin as a percentage of sales was 32% compared to 29% in the third quarter of 1995. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, freight charges and payroll overtime premiums. Margins earned on Austin Taylor products declined from 22% to 20% in the 1996 period due to increased raw material costs and unfavorable overhead absorption caused by reduced production volume.

Selling, general and administrative expenses increased $784,000 or 38% from the 1995 period. The increase was due to selling and administrative expenses associated with the newly acquired Automatic Tool and Connector Co. operations and increased international sales expenses in the Company's telephone station apparatus business.

Operating income from continuing operations increased $367,000 or 14%. Net other income decreased $19,000 from the 1995 period due to fluctuations in the value of the Company's marketable securities portfolio. The Company's effective income tax rate was 23% compared to 22% in the 1995 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Income from continuing operations increased $233,000, or 11%.

                             Discontinued Operations

During 1996, the Company's Board of Directors concluded that the contract manufacturing business was no longer a strategic fit with the Company's plans for its domestic and international telecommunications business. Accordingly, the Company agreed to sell the assets (except cash and accounts receivable which totaled $2,818,000 at September 30, 1996) of Zercom Corporation (its contract manufacturing unit) to Nortech Systems, Inc. in exchange for $1,500,000 cash and a $5,000,000 five-year note. The transaction was completed November 4, 1996.

Contract manufacturing revenues for the nine month period ended September 30, 1996 declined $3,973,000 or 25% from the same period in 1995. The loss before income tax benefits for the 1996 nine months was $530,000 compared to income before taxes of $466,000 in 1995. The 1996 loss includes a $650,000 pre-tax charge against slow-moving electronic fishing products inventory.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Revenues for the three month period ended September 30, 1996 declined $731,000 or 19% from the same period in 1995. Loss before income tax benefits for the 1996 three months was $33,000 compared to a $64,000 loss in 1995.

The Company has established a reserve for operating losses and losses on disposal of assets it expects to incur in the disposal of the segment. The total loss reserve established, net of associated income tax benefits of $133,000, is $393,000, which includes expected operating losses in the disposal period of $30,000.
                        Liquidity and Capital Commitments

At September 30, 1996 the Company's continuing operations held approximately $14,892,000 of cash compared to $11,704,000 at December 31, 1995. Working capital was $32,798,000 compared to $29,278,000 at December 31, 1995. The Company's current ratio was 4.7 to 1, unchanged from year end 1995.

Net cash provided by operating activities was $7,801,000 compared to $4,414,000 in the first nine months of 1995. Cash was utilized during the period to pay current liabilities, purchase new plant and equipment, pay dividends, purchase common stock and acquire Automatic Tool and Connector Co., Inc.

The Company's balance sheet remains strong, with stockholders' equity of $58,326,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

On August 5, 1996, the Company's Board of Directors authorized the purchase and retirement, from time to time, of up to 500,000 shares of the Company's common stock on the open market, or in private transactions consistent with overall market and financial conditions. The Company's cash reserves will be utilized to make the purchases. If all 500,000 shares are purchased and retired, it would reduce the number of the Company's currently outstanding shares by 5%. At September 30, 1996, the Company had purchased and retired 107,330 shares of common stock at a cost of $1,326,000.

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

The acquisition of Automatic Tool and Connector Co. and the disposition of Zercom Corporation as well as other acquisitions and dispositions the Company has made over the past several years have served to expand and focus the Company's telecommunications product offerings and customer base in both U.S. and international markets. The Company is seeking to position itself in the marketplace as a growth oriented manufacturer of telecommunications connecting devices. The Company is continuing to search for acquisition candidates which fit the Company's target markets.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Items 1 - 6.  Not Applicable




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          Communications Systems, Inc.

                                       By Paul N. Hanson
                                          Paul N. Hanson
                                          Vice President and
                                          Chief Financial Officer
Date:  November 12, 1996