Form 10-K
period 1996-12-31
COMMUNICATIONS SYSTEMS INC
filed 1997-03-31
CIK 22701

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

    _______Minnesota______                                     41-0957999_
 (State or  other jurisdiction                             (Federal Employer
of incorporation  or organization)                         Identification No.)

                              213 South Main Street
                                Hector, MN 55342
              (Address of principal executive offices and zip code)

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
                             YES  X     NO
                                 ---       ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $93,673,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 21, 1997.

As of March 21, 1997 there were outstanding 9,191,213 shares of the Registrant's common stock.

Documents                            Incorporated  by  Reference:  The Company's
                                     Proxy  Statement for its Annual  Meeting of
                                     Shareholders to be held on May 22, 1997 is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Communications Systems, Inc. is a Minnesota corporation organized in 1969 which, operating directly and through its subsidiaries located in New Jersey, Puerto Rico, Costa Rica and Bethesda, Wales (herein collectively called "CSI" or the "Company") is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company's product line, which is commonly referred to as "telephone station apparatus", consists primarily of equipment which connects telephones, data terminals and related customer premise equipment to the telephone network.

     Effective January 4, 1996, the Company acquired Automatic Tool and Connector Company, Inc. ("ATC"). ATC is a manufacturer of connecting devices for fiber optic equipment located in Union, New Jersey. The acquisition was accounted for as a purchase and operations of ATC have been included in consolidated operations from January 4, 1996. Additional information on this acquisition can be found in subparagraph (c)(1)(iii) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 1 of Notes to Consolidated Financial Statements under Item 8, herein. Further information regarding the acquisition is also contained in the Company's Form 8-K Report filed January 6, 1996, which is incorporated herein by reference.

     Until November, 1996, the Company conducted a value-added design and contract manufacturing operation through a subsidiary located in Merrifield, Minnesota. During 1996, the Company's Board of Directors concluded this business was no longer a strategic fit with the Company's telephone station apparatus business. Effective November 4, 1996, these operations were sold to Nortech Systems, Inc. For additional information on this divestiture, see subparagraph
(c)(2) under Item 1 herein and "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and Note 2 of Notes to Consolidated Financial Statements under Item 8, herein. Further information regarding the divestiture is also contained in the Company's Form 8-K Report filed November 18, 1996, which, as amended by a Form 8 amendment filed November 19, 1996, is incorporated herein by reference.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's continuing operations are in one business segment - the manufacture and sale of connecting and wiring devices for voice and data communications. The Company conducts manufacturing in the United States (including Puerto Rico), the United Kingdom and Costa Rica. Information regarding operations in the various geographic areas is set forth in Note 10 in the Financial Statements under Item 8 herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

(1)  Telephone Station Apparatus Segment

     Telephone station apparatus is manufactured and marketed under the "Suttle Apparatus" brand name in the United States (U.S.) and internationally and through Austin Taylor Communications in the United Kingdom (U.K.), Europe and other foreign countries. Fiber optic connector products are manufactured and marketed by Automatic Tool and Connector Co. in the U.S. and internationally. Suttle Apparatus sales were $52,652,000 in 1996, or 77% of revenues from continuing operations. Sales by Austin Taylor Communications accounted for $11,264,000 or 16% of revenues from continuing operations. Sales by Automatic Tool and Connector Co. were $4,789,000 or 7% of revenues from continuing operations.

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

       (A)  Products

     Suttle Apparatus' telephone station apparatus products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the Company's products are used in voice applications, but the Company continues to develop an expanding line of products for network systems applications. A significant portion of the Company's revenues are derived from sales of a line of corrosion resistant connectors which utilize a water resistant gel to offer superior performance in harsh environments. The Company's station apparatus products generally range in price from $.70 to $25.00 per unit. A majority of the sales volume, both in units and revenues, is derived from products selling for under $5.00.

       (B)  Markets and Marketing

     The Company competes in all major segments of the telephone station apparatus market. These market segments include the "Big 8" telephone companies (the seven Regional Bell Operating Companies, or "RBOCs" and GTE), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These markets are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications.

     As a group, sales to the Big 8 telephone companies, both directly and through distribution, were approximately $34,271,000 in 1996 and $31,577,000 in 1995, which represented about 65% and 62% of Suttle Apparatus' sales in 1996 and 1995, respectively. Sales to Sprint North Supply, a principal distributor serving this market were approximately 10% and 15% of Suttle Apparatus' sales in 1996 and 1995, respectively.

     Approximately 10% of Suttle Apparatus' 1996 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

     The market for business and network systems products is the fastest growing segment of the station apparatus industry. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturers representatives, through distribution, and through the Company's sales staff. Sales of products for business and network systems accounted for 13% of Suttle Apparatus' 1996 revenues.

     The balance of Suttle Apparatus' sales in 1996 and 1995 were to original equipment manufacturers and non-Big 8 telephone companies. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

       (C)  Competition

     Suttle Apparatus encounters strong competition in all its station apparatus product lines. The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

     The Company's principal competitors for sales to telephone companies and independent contractors include: Lucent Technologies, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc. Most of these companies have greater financial resources than the Company. In addition, distributors of the Company's apparatus products also market products for one or more of these competitors. Lucent Technologies markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company's products.

     In retail markets, the Company experiences significant competition from importers of low-priced modular products which market their products directly and through a number of distributors to various retail outlets.

     The Company's principal competitor for sales to the Regional Bell Operating Companies is Lucent Technologies. To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

       (D)  Order Book

     Suttle Apparatus manufactures its station apparatus on the basis of estimated customer requirements. Outstanding customer orders at March 1, 1997 were approximately $4,600,000 compared to approximately $4,300,000 at March 1, 1996. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

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

(ii)  Austin Taylor Operations

     Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames.

     Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Northern Telecom Europe, AT&T Europe and NYNEX. Austin Taylor has been a primary source of supply for some products to British Telecom ("BT"), the United Kingdom's principal telephone company. However, in the past two years sales contracts with BT for line jacks and modular boxes have been lost to competitors. Sales to British Telecom accounted for 8% and 16% of Austin Taylor sales in 1996 and 1995, respectively. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 76% and 79% of Austin Taylor sales were to United Kingdom customers in 1996 and 1995, respectively.

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

     Outstanding customer orders for Austin Taylor products were approximately $1,531,000 at March 1, 1997 compared to $1,660,000 at March 1, 1996. Because
Austin Taylor fills new orders on a relatively short time table, the Company does not believe its order book is s significant indicator of future results.

(iii) Automatic Tool and Connector Company Operations

     Effective January 4, 1996, by its acquisition of Automatic Tool and Connector Company ("ATC"), the Company entered the rapidly growing market for fiber optic connector products. Located in Union, New Jersey, ATC manufactures a line of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, computer and electronics markets. ATC's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes.

     ATC markets its products both in the U.S. and internationally through the Company's sales staff and a network of distributors and manufacturers representatives, including Graybar Electric Company, Arcade Electronics and Primestock. Major customers include original equipment manufacturers, including Hubbell and Panduit. Export sales of ATC products were $528,000 in 1996, accounting for 11% of ATC's sales.

     Outstanding customer orders for ATC's products were approximately $80,000 at March 1, 1997. Because ATC fills new orders on a relatively short time table, the Company does not believe its order book is a significant indicator of future results.

(2)  Discontinued Contract Manufacturing Operations

     Prior to November, 1996, the Company, through its subsidiary, Zercom Corporation, engaged in contract manufacturing of electronic assemblies and products, including printed circuit board assembly, cable and harness assembly and electro-mechanical assemblies, for original equipment manufacturers (OEMs). Zercom also provided product engineering services, including circuit board design, case and enclosure design and product development consulting from design concept to finished product and manufactured electronic fishing products for the sports fishing market. Sales by Zercom Corporation accounted for 23% of consolidated revenues in 1995.

     During the third quarter of 1996, the Company's Board of Directors concluded that the contract manufacturing business was no longer a strategic fit with the Company's plans for its domestic and international telecommunications manufacturing business. After considering various alternatives for the disposition of Zercom, the Company agreed to sell the assets (except cash and accounts receivable) of Zercom Corporation to Nortech Systems, Inc. . (Nasdaq National Market System: NSYS ) effective November 4, 1996.

(3)  Employment Levels

     As of March 1, 1997 the Company employed 909 people. Of this number, 896 were engaged in telephone equipment manufacturing operations (including 246 in Puerto Rico, 178 in Hector, Minnesota, 49 in Union, New Jersey, 256 in Costa Rica and 167 in Wales) and 13 held general and administrative positions. The Company considers its employee relations to be good.

(4)   Factors Affecting Future Performance

     From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to buying patterns of Bell Operating Companies, the impact of new products introduced by competitors, higher than expected expenses related to sales and new marketing initiatives, changes in tax laws, particularly in regard to taxation of income of its subsidiary in Puerto Rico and other risks involving the telecommunications industry generally.

(5)  Executive Officers of Registrant

     The executive officers of the Company and their ages at March 1, 1997 were as follows:

Name                       Age            Position (1)

Curtis A. Sampson          63             Chairman of the Board, President
                                           and Chief Executive Officer [1970]

Jeffrey K. Berg            54             President and General Manager
                                           Suttle Apparatus Corporation [1990]

Paul N. Hanson             50             Vice President - Finance, Treasurer
                                           and Chief Financial Officer [1982]

John C. Hudson             52             Managing Director, Austin Taylor
                                           Communications, Ltd. [1992]
-----------------------------------

     (1) Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one year terms.

     Messrs. Sampson and Hanson each devote approximately 60% of their working time to the Company's business with the balance devoted to management responsibilities at Hector Communications Corporation ("HCC"), a diversified telecommunications holding company also headquartered in Hector, Minnesota, for which they are separately compensated by HCC.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     EXPORT SALES

     Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 10 of the "Notes to Consolidated Financial Statements" under Item 8 herein.

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

  -- The Company leases a 20,000 square foot facility in Union, New Jersey where Automatic Tool and Connector Company manufactures its fiber optic connector products.

  -- The Company owns a 35,000 square foot plant in Lawrenceville,  Illinois.
     This facility is for sale, but is currently leased to other tenants, pending a sale.

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

     The table below presents the price range of high and low trades of the Company's common stock for each period indicated as reported by NASDAQ:

                               1996                             1995
                      ----------------------         ------------------------
                      High              Low           High               Low

First                $16.25           $13.25         $15.00            $12.00
Second                16.50            12.75          18.75             13.50
Third                 15.88            11.25          20.00             13.75
Fourth                16.00            12.50          16.75             12.75

(b)     HOLDERS

     At March 1, 1997 there were approximately 830 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

     The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable in fiscal 1995 and 1996 were as follows:

                    January 1, 1995 - April, 1995      $.06
                    July 1, 1995 - April, 1996          .07
                    July 1, 1996 - Present              .08

ITEM 6.  SELECTED FINANCIAL DATA

                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             SELECTED FINANCIAL INFORMATION
                                        (in thousands except per share amounts)

                                                                                Year Ended December 31
                                                            ------------------------------------------------------------
                                                                1996         1995         1994         1993         1992
                                                             _______      _______      _______      _______      _______
Selected Income Statement Data
Revenues From Continuing Operations                        $  68,705    $  66,004    $  57,077    $  47,896    $  43,291

Costs and Expenses:
  Cost of Sales                                               47,719       47,297       40,812       33,348       30,206
  Selling, General and Administrative Expenses                10,581        8,519        8,180        7,126        6,733
                                                             _______      _______      _______      _______      _______
    Total Costs and Expenses                                  58,300       55,816       48,992       40,474       36,940

Operating Income From Continuing Operations                   10,405       10,189        8,086        7,422        6,351

Other Income, Net                                                799          899          341          567          228

Income From Continuing Operations Before Income Taxes         11,204       11,088        8,427        7,988        6,579
Income Tax Expense                                             2,250        2,164        1,616        1,308        1,261
                                                             _______      _______      _______      _______      _______
Income From Continuing Operations                              8,954        8,924        6,811        6,680        5,318
Income (Loss) From Discontinued Operations, Net of Taxes        (721)         160           (7)          55          161
                                                             _______      _______      _______      _______      _______
Income Before Cumulative Effect of Change in
  Accounting Principle                                         8,233        9,084        6,804        6,735        5,479
Cumulative Effect of Change in Accounting Principle                                                                  481
                                                             _______      _______      _______      _______      _______
Net Income                                                $    8,233   $    9,084   $    6,804   $    6,735   $    5,960
                                                             _______      _______      _______      _______      _______
                                                             _______      _______      _______      _______      _______

Net Income (Loss) Per Common and Common
 Equivalent Share:
  Continuing Operations                                   $     .96    $      .97   $      .75   $      .74   $      .60
  Discontinued Operations                                      (.08)          .02           -           .01          .02
  Cumulative Effect of Change in Accounting Principle                                                                .05
                                                             _______      _______      _______      _______      _______
      Net Income Per Share                                $     .88    $      .99   $      .75   $      .75   $      .67
                                                             _______      _______      _______      _______      _______
                                                             _______      _______      _______      _______      _______

Cash Dividends Per Share                                  $     .30    $      .26   $      .22   $      .19   $      .17
                                                             _______      _______      _______      _______      _______
                                                             _______      _______      _______      _______      _______

Average Common and Common
  Equivalent Shares Outstanding                                9,352        9,217        9,093        9,026        8,886
                                                             _______      _______      _______      _______      _______
                                                             _______      _______      _______      _______      _______

Selected Balance Sheet Data
Total Assets                                               $  67,596    $  61,945    $  54,799    $  46,105    $  40,245
Property, Plant and Equipment, Net                             8,965        8,658        8,132        5,883        5,513
Working Capital                                               35,906       29,039       22,420       20,283       24,401
Net Assets of Discontinued Operations                            537        9,255        8,033        5,218        2,926
Assets of Businesses Transferred Under
  Contractual Arrangements                                                                 593        1,001        1,302
Stockholders' Equity                                          59,015       54,076       45,566       40,365       34,751


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              1996 Compared to 1995

Revenues  from  continuing  operations  increased 4% to  $68,705,000.  Operating income from continuing operations increased 2% to $10,405,000. Sales to customers in the United States (U.S.) increased 11% to $54,421,000. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies (RBOCs) and GTE) increased 9% and accounted for 63% of U.S. apparatus sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 29%. The sales increases were generated by increased sales of the Company's CorroShield line of corrosion resistant connectors and by sales of the fiber optic connector products acquired in the January, 1996 purchase of Automatic Tool and Connector Company, Inc. CorroShield sales increased 3% to $15,123,000 in 1996, accounting for 28% of all U.S. shipments. Sales of data products increased 9% to $6,746,000 and accounted for 12% of U.S. shipments. Sales to retail customers decreased 8% primarily due to loss of the Company's sales contract with Coast-to-Coast stores. Sales to international customers from the Company's U.S. plants, including sales to Canada, decreased 1% to $3,020,000 as sales of fiber optic products offset lower station apparatus sales.

Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $2,490,000, or 18%. The sales decrease was due to the loss to competitors of a number of sales contracts with British Telecom for line jacks and modular boxes. Shipments of new products to the U.K. cable television industry were delayed due to slower than anticipated contract start-ups. Sales of these products did not reach expected volumes until later in 1996. Sales to U.K. customers accounted for 76% of Austin Taylor's 1996 sales.

Gross margins on sales were $20,986,000 in 1996, up 12% from $18,707,000 in 1995. Gross margin as a percentage of sales was 31% compared to 28% in 1995.
Gross margin in U.S. plants was 33% compared to 29% in 1995. Improvement in gross margin was due to lower purchase costs for certain raw materials and changes in product mix, emphasizing sales of higher margin CorroShield and fiber optic connector products. Austin Taylor's margins declined to 19% from 24% in 1995 due to increased product development costs and unfavorable overhead costs associated with reduced sales volumes.

Selling, general and administrative expenses increased $2,063,000 or 24%. The increase was principally due to selling, administration and amortization costs associated with the Company's new Automatic Tool and Connector Co. subsidiary. U.S. apparatus selling and administrative expenses, exclusive of the effect of the Automatic Tool acquisition, increased $561,000 or 11% due to increased international sales expenses. General corporate expenses increased $220,000 or 23% due to increased reserves in the company group medical program.

Investment income, net of interest expense, decreased $100,000 due to decreased marketable securities valuations.

Income from continuing operations before income taxes increased $116,000 or 1%. The Company's effective income tax rate was 20.1% compared to 19.5% in 1995. The increase in the tax rate was due to increased U.S. taxes on the Company's earnings in Puerto Rico. Income from continuing operations increased $30,000.

                              1995 Compared to 1994

Revenues from continuing operations increased 16% to $66,004,000. Operating income from continuing operations increased 26% to $10,189,000. Sales to customers in the U.S. increased 18% to $49,192,000. Sales to the Big 8 telephone companies increased 25% and accounted for 64% of U.S. customer sales. Sales to distributors, OEMs, and electrical contractors increased 7%. Sales to retail customers increased 1%. Sales to international customers from the Company's U.S. plants, including sales to Canada, increased 46% to $3,059,000. The sales increases were generated by increased sales of the Company's CorroShield line of corrosion resistant connectors. CorroShield sales increased 123% to $14,683,000 in 1995, accounting for 30% of all U.S. shipments.

Sales by Austin Taylor increased $520,000, or 4%. The sales increase was due to increased sales of cable television products in the U.K. market, where cable television is still a young industry. Sales of these products offset the loss to competitors of a number of sales contracts with British Telecom for line jacks and modular boxes. Sales to U.K. customers accounted for 79% of Austin Taylor's 1995 sales.

Gross margins on sales were $18,707,000 in 1995, up 15% from $16,265,000 in 1994. Gross margin as a percentage of sales was 28% compared to 29% in 1994. Gross margin in U.S. plants was unchanged from 1994 levels. Austin Taylor's margins declined slightly due to increased labor and depreciation charges.

Selling, general and administrative expenses increased $339,000 or 4%. The increase was due to higher administration and distribution costs in the U.K., which increased $489,000 or 34%. U.S. apparatus selling and administrative expenses increased $63,000 or 1%. General corporate expenses declined $252,000 or 21%.

Investment  income,  net of interest expense,  increased  $558,000 due to higher
interest  earnings  on  invested  funds  and  increased  marketable   securities
valuations.

Income from continuing operations before income taxes increased $2,661,000 or 32%. The Company's effective income tax rate was 19.5% compared to 19.2% in 1994. The increase in the tax rate was due to taxes accrued on the Company's foreign earnings. Income from continuing operations increased $2,113,000 or 31%

                          Acquisitions and Dispositions

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. ("ATC") of Union, New Jersey, in exchange for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. ATC is a manufacturer of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, medical electronics, computer and other markets. The acquisition represents the Company's entry into the market for fiber optic connectors, which is the fastest growing segment in the telecommunications connector market. Sales of fiber optic products in 1996 were $4,789,000. ATC's operating income in 1996 was $129,000.

During the third quarter of 1996, the Company's Board of Directors concluded that the contract manufacturing business was no longer a strategic fit with the Company's plans for its domestic and international telecommunications manufacturing business. After considering various alternatives for the disposition of Zercom, the Company agreed to sell the assets (except cash and accounts receivable) of Zercom Corporation to Nortech Systems, Inc. for $1,500,000 of cash and a $4,867,000 five-year note. The transaction was completed November 4, 1996.

Revenue from discontinued operations was $13,518,000 in 1996. Loss from operations, net of income tax benefits, was $719,000. The loss was principally due to write-downs against slow-moving electronic fishing products inventory. Loss on disposal of the business, after income taxes, was $2,000.

The acquisitions the Company has made over the past several years have served to expand the Company's product offerings and customer base in both U.S. and international markets. The Company is a growth oriented manufacturer of telecommunications connecting devices. The Company is continuing to search for acquisition candidates with products that will enable the Company to better serve its target markets.

                              Effects of Inflation

Inflation has not had a significant effect on operations. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

                         Liquidity and Capital Resources

At December 31, 1996, the Company had approximately $17,799,000 of cash and cash equivalents compared to $11,704,000 of cash and cash equivalents at December 31, 1995. The Company had working capital of approximately $35,906,000 and a current ratio of 5.2 to 1 compared to working capital of $29,039,000 and a current ratio of 4.7 to 1 at the end of 1995.

Cash flow provided by operations was approximately $10,572,000 in 1996 compared to $6,913,000 in 1995. The increase was due to the Company's ability to maintain its product sales levels while decreasing inventory stocks by $1,566,000. Accounts receivable increased $1,484,000 due to the Company's increased levels of business over the second half of 1996. Investing activities provided $861,000 in cash in 1996 as cash flows from discontinued Zercom operations more than offset cash invested in new plant and equipment and the acquisition of Automatic Tool and Connector Co. The Company expects to spend $2,500,000 on capital additions in 1997.

Cash used in financing activities increased to $5,470,000. In August, 1996, the Company's Board of Directors authorized the purchase and retirement, from time to time, of up to 500,000 shares of the Company's common stock on the open market, or in private transactions consistent with overall market and financial conditions. At December 31, 1996, the Company had purchased and retired 255,495 common shares under this authorization, at a cost of $3,263,000. The Company intends to purchase and retire additional shares if warranted by market conditions and the Company's financial position.

The bulk of the Company's U.S. apparatus manufacturing operations are located in Puerto Rico. Until 1994, substantially all the earnings of the Puerto Rico operations were sheltered from U.S. income tax due to the possessions tax credit (Internal Revenue Code Section 936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $352,000, $272,000 and $209,000 in 1996, 1995 and 1994, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1996 at the full U.S. rate, income tax expense would have increased by $1,908,000.

At  December  31, 1996  approximately  $30,134,000,  $2,818,000,  and $88,000 of working capital were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 1996, the Company's had no outstanding obligations for notes payable or long-term debt. The Company has a $2,000,000 bank line of credit available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                         Changes in Accounting Standards

       Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount of fair value less cost to sell. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement requires the Company to disclose the fair value of stock-based compensation to employees. The Company has elected to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees, but will disclose pro forma information in accordance with SFAS 123.

                      Factors Affecting Future Performance

       From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company's future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to buying patterns of Regional Bell Operating Companies, the impact of new products introduced by competitors, higher than expected expenses related to sales and new marketing initiatives, changes in tax laws, particularly in regard to taxation of income of the Company's subsidiary in Puerto Rico and other risks involving the telecommunications industry generally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                           INDEPENDENT AUDITORS REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and its subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche   LLP
---------------------------
Deloitte & Touche LLP
February 21, 1997
Minneapolis, Minnesota

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

The Audit Committee of the Board of Directors, comprised solely of outside directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.


                                          /s/ Curtis A. Sampson
                                          -----------------------
                                          Curtis A. Sampson
                                          President and Chief Executive Officer


                                          /s/ Paul N. Hanson
                                          -----------------------
                                          Paul N. Hanson
March 27, 1997                            Chief Financial Officer


                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                                                                 December 31
                                                                                      ______________________________
                                                                                            1996             1995
                                                                                      ____________      ____________
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     17,799,398  $     11,703,536
  Marketable securities (Note 3)                                                           889,782           899,469
  Trade accounts receivable, less allowance for
    doubtful accounts of  $306,000 and $288,000 respectively                            10,682,546         8,501,117
  Inventories (Note 4)                                                                  13,861,914        14,828,534
  Prepaid expenses                                                                         460,692           345,004
  Deferred income taxes (Note 9)                                                           792,000           630,000
                                                                                      ____________      ____________
      TOTAL CURRENT ASSETS                                                              44,486,332        36,907,660

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 5)                                        8,964,590         8,658,020

NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                             536,679         9,255,016

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)                                       3,166,422           659,264
  Investments in mortgage backed and other securities (Notes 1 and 3)                    4,487,934         5,398,316
  Note receivable from sale of assets of discontinued
    contract manufacturing operations (Note 2)                                           4,866,597
  Deferred income taxes (Note 9)                                                           835,047           593,047
  Other assets                                                                             252,513           473,285
                                                                                      ____________      ____________
    TOTAL OTHER ASSETS                                                                  13,608,513         7,123,912
                                                                                      ____________      ____________

TOTAL ASSETS                                                                      $     67,596,114  $     61,944,608
                                                                                      ____________      ____________
                                                                                      ____________      ____________

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                                                     $            66,715
  Accounts payable                                                               $       3,164,406         3,181,684
  Accrued expenses                                                                       2,622,853         1,957,429
  Dividends payable                                                                        728,585           642,838
  Income taxes payable                                                                   2,064,792         2,020,366
                                                                                      ____________      ____________
    TOTAL CURRENT LIABILITIES                                                            8,580,636         7,869,032


LEASE COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
  Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,107,309
    and 9,183,401 shares issued and outstanding respectively (Notes 1 and 8)               455,365           459,170
  Additional paid-in capital                                                            21,454,353        19,706,125
  Retained earnings                                                                     36,856,285        34,140,435
  Cumulative translation adjustments (Note 1)                                              249,475          (230,154)
                                                                                      ____________      ____________
    TOTAL STOCKHOLDERS' EQUITY                                                          59,015,478        54,075,576
                                                                                      ____________      ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     67,596,114  $     61,944,608
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




                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                            Year Ended December 31
                                                              _____________________________________________________
                                                                        1996               1995               1994
                                                                 ____________       ____________       ____________
REVENUES FROM CONTINUING OPERATIONS (Note 10):                $   68,704,940     $   66,004,316     $   57,077,350

COSTS AND EXPENSES:
  Cost of sales                                                    47,718,676         47,297,078         40,812,200
  Selling, general and administrative expenses                     10,581,557          8,518,644          8,179,492
                                                                 ____________       ____________       ____________
    TOTAL COSTS AND EXPENSES                                       58,300,233         55,815,722         48,991,692
                                                                 ____________       ____________       ____________

OPERATING INCOME FROM CONTINUING OPERATIONS                        10,404,707         10,188,594          8,085,658

OTHER INCOME AND (EXPENSES):
  Investment income                                                   808,287            917,037            448,537
  Interest expense                                                     (9,139)           (17,806)          (107,605)
                                                                 ____________       ____________       ____________
    OTHER INCOME, net                                                 799,148            899,231            340,932
                                                                 ____________       ____________       ____________

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              11,203,855         11,087,825          8,426,590

INCOME TAX EXPENSE (Note 9)                                         2,250,000          2,164,000          1,616,000
                                                                 ____________       ____________       ____________

INCOME FROM CONTINUING OPERATIONS                                   8,953,855          8,923,825          6,810,590

DISCONTINUED OPERATIONS (Note 2):
  Income (loss) from operations of discontinued
    contract manufacturing operations,
    net of income taxes                                              (719,218)           160,328             (6,960)

 Loss on disposal of assets of contract
    manufactuing operations, net of income taxes                       (2,106)
                                                                 ____________       ____________       ____________
NET INCOME                                                    $     8,232,531    $     9,084,153    $     6,803,630
                                                                 ____________       ____________       ____________
                                                                 ____________       ____________       ____________

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 1):
  Continuing Operations                                       $           .96    $           .97    $           .75
  Discontinued Operations                                                (.08)               .02                 -
                                                                 ____________       ____________       ____________
    NET INCOME PER SHARE                                      $           .88    $           .99    $           .75
                                                                 ____________       ____________       ____________
                                                                 ____________       ____________       ____________

AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Notes 1 and 8)                                9,352,000          9,217,000          9,093,000
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

                                              COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Advances to
                                                Common Stock         Additional                 Employee    Cumulative
                                            --------------------      Paid-in      Retained   Stock Owner- Translation
                                              Shares      Amount      Capital      Earnings     ship Plan   Adjustment       Total
                                            _________  _________   ___________   ___________  ___________  ___________  ___________
BALANCE AT DECEMBER 31, 1993                8,944,115  $ 447,206   $17,659,865   $22,779,139  $ (194,000)  $ (327,163)  $40,365,047
  Net income                                                                       6,803,630                              6,803,630
  Issuance of common stock under
    Employee Stock Purchase Plan               15,408        770       130,198                                              130,968
  Issuance of common stock under Employee
    Stock Option Plan                          27,000      1,350       211,259                                              212,609
  Shareholder dividends                                                           (2,062,815)                            (2,062,815)
  Repayment of advances to Employee
    Stock Ownership Plan                                                                          122,000                   122,000
  Cumulative translation adjustment                                                                            (4,998)       (4,998)
                                            _________  _________   ___________   ___________  ____________  __________  ___________
BALANCE AT DECEMBER 31, 1994                8,986,523    449,326    18,001,322    27,519,954      (72,000)   (332,161)   45,566,441
  Net income                                                                       9,084,153                              9,084,153
  Issuance of common stock under
    Employee Stock Purchase Plan               23,567      1,178       193,957                                              195,135
  Issuance of common stock under Employee
    Stock Option Plan                         173,311      8,666     1,267,846                                            1,276,512
  Tax benefit from non qualified employee
    stock options                                                      243,000                                              243,000
  Shareholder dividends                                                           (2,463,672)                            (2,463,672)
  Repayment of advances to Employee
    Stock Ownership Plan                                                                           72,000                    72,000
  Issuance of common stock to Welsh
    Development Agency                         20,142      1,007       219,325                                              220,332
  Purchase of Communications Systems, Inc.
   common stock                               (20,142)    (1,007)     (219,325)                                            (220,332)
  Cumulative translation adjustment                                                                            102,007      102,007
                                            _________  _________   ___________   ___________  ____________  __________  ___________
BALANCE AT DECEMBER 31, 1995                9,183,401    459,170    19,706,125    34,140,435           -      (230,154)  54,075,576
  Net income                                                                       8,232,531                              8,232,531
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.          112,676      5,634     1,712,675                                            1,718,309
  Issuance of common stock under
    Employee Stock Purchase Plan               14,346        717       157,806                                              158,523
  Issuance of common stock under Employee
    Stock Option Plan                          52,381      2,619       466,427                                              469,046
  Tax benefit from non qualified employee
    stock options                                                       12,701                                               12,701
  Shareholder dividends                                                           (2,868,154)                            (2,868,154)
  Purchase of Communications Systems, Inc.
   common stock                              (255,495)   (12,775)     (601,381)   (2,648,527)                            (3,262,683)
  Cumulative translation adjustment                                                                            479,629      479,629
                                            _________  _________   ___________   ___________  ____________  __________  ___________
BALANCE AT DECEMBER 31, 1996                9,107,309  $ 455,365   $21,454,353   $36,856,285  $        -    $  249,475  $59,015,478
                                            _________  _________   ___________   ___________  ____________  __________  ___________
                                            _________  _________   ___________   ___________  ____________  __________  ___________


                                               See notes to consolidated financial statements.

                                         COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31
                                                                                ________________________________________________
                                                                                         1996              1995             1994
                                                                                 ____________      ____________     ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  8,232,531      $  9,084,153     $  6,803,630
    Discontinued operations                                                           721,324          (160,328)           6,960
                                                                                 ____________      ____________     ____________
    Income from continuing operations                                               8,953,855         8,923,825        6,810,590
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                               2,303,303         1,995,352        1,709,011
        Deferred taxes                                                               (405,880)          (22,000)        (270,000)
        Adjustment to marketable securities reserve                                     9,687           (90,046)         113,297
        Changes in assets and liabilities net of effects from
        acquisitions and discontinued operations:
          Decrease in marketable securities                                                              81,001          165,000
          Decrease (increase) in accounts receivable                               (1,483,853)        1,603,613       (3,223,683)
          Decrease (increase) in inventory                                          1,565,972        (4,240,940)         474,887
          Decrease (increase) in prepaid expenses                                     (99,921)           97,456          (76,239)
          Increase (decrease) in accounts payable                                    (925,127)         (503,139)         981,799
          Increase (decrease) in accrued expenses                                     617,793          (479,097)       1,305,449
          Increase (decrease) in income taxes payable                                  36,534          (452,939)         917,914
                                                                                 ____________      ____________     ____________
          Total adjustments                                                         1,618,508        (2,010,739)       2,097,435
                                                                                 ____________      ____________     ____________
            Net cash provided by operating activities                              10,572,363         6,913,086        8,908,025

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (1,989,053)       (2,496,488)      (3,026,073)
    Sales (purchases) of mortgage backed and other
      investment securities                                                           909,598           (87,181)          30,922
    Sales (purchases) of other assets                                                 218,630          (150,475)          79,715
    Collections from businesses transferred under
      contractual arrangements                                                                          564,657          408,079
    Cash receipts from sale of assets of discontinued operations                    1,500,000
    Changes in assets and liabilities of discontinued operations                    1,630,416        (1,062,021)      (2,779,760)
    Collections from (advances to) Hector Communications Corporation                                                     348,055
    Payment for purchase of Austin Taylor Communications, Ltd.,
      net of cash acquired                                                           (135,131)                          (280,944)
    Payment for purchase of Automatic Tool and Connector Co., Inc.,
      net of cash acquired                                                         (1,273,776)
                                                                                 ____________      ____________     ____________
          Net cash provided by (used in) investing activities                         860,684        (3,231,508)      (5,220,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable and long-term debt                                     (65,557)         (152,508)        (177,962)
    Dividends paid                                                                 (2,782,407)       (2,360,025)      (1,970,830)
    Proceeds from issuance of notes payable and long-term debt                                                           213,279
    Proceeds from issuance of common stock                                            640,270         1,934,979          343,577
    Purchase of Communications Systems, Inc. common stock                          (3,262,683)         (220,332)
    Repayments from Employee Stock Ownership Plan                                                        72,000          122,000
                                                                                 ____________      ____________     ____________
          Net cash used in financing activities                                    (5,470,377)         (725,886)      (1,469,936)
                                                                                 ____________      ____________     ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                       133,192             1,774           22,295
                                                                                 ____________      ____________     ____________

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           6,095,862         2,957,466        2,240,378

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     11,703,536         8,746,070        6,505,692
                                                                                 ____________      ____________     ____________

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $ 17,799,398      $ 11,703,536     $  8,746,070
                                                                                 ____________      ____________     ____________
                                                                                 ____________      ____________     ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                                            $  2,137,401      $  2,664,962     $    968,009
    Interest paid                                                                       9,139            17,806           35,318

                                        See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company's product line, which is commonly referred to as "telephone station apparatus", consists primarily of equipment which connects telephones, data terminals and related equipment at customer premises to the telephone network. The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company's operations are located in the United States, United Kingdom, Puerto Rico, and Costa Rica. Discontinued operations represent the Company's contract manufacturing operations, which were sold in November, 1996.

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

Acquisition of Automatic Tool and Connector Co., Inc.: Effective January 4, 1996, the Company purchased all the capital stock of Automatic Tool and Connector Co., Inc. (ATC) for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. The fair value of assets acquired in the transaction was $4,063,000 (which includes excess of cost over net assets acquired of $2,864,000) and liabilities of $872,000 were assumed.

The Company currently leases, with option to purchase, the building housing ATC's manufacturing and sales operations from ATC's former owners. Payments under the lease were $129,600 in 1996, which the Company believes to be the building's fair market rental. The lease expires December 31, 1997. If, at the expiration of the lease, the Company does not exercise its purchase option, an additional payment of $100,000 will be due to ATC's former owners.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $307,000 and $209,000 at December 31, 1996 and 1995, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $1,927,081, $1,950,563, and $1,672,607 for 1996, 1995 and 1994, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of from 10 to 15 years. Amortization included in costs and expenses was $376,222, $44,789 and $36,404 in 1996, 1995 and 1994,
respectively.

Line of credit: The Company has a commitment from First Bank of Minneapolis in the form of a $2,000,000 line of credit.

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

Changes in accounting principles: Effective January 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Note 8). The Company has elected to continue to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss should be recognized when the estimated future cash flows from the asset are less than the carrying value of the asset. Assets to be disposed of should be reported at the lower of their carrying amount of fair value less cost to sell. Adoption of this statement did not have a material effect on the Company's operating results or financial position.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The Statement extends existing fair value disclosure practices by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the balance sheet, for which it is practical to estimate fair value. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company's cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts which reasonably approximate their fair value due to their short term nature. Fair values of investments in debt and equity securities are disclosed in Note 3.

Change of presentation: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued operations represent the Company's contract manufacturing operations. Effective November 4, 1996, the Company sold all the assets of these operations, except cash and accounts receivable, to Nortech Systems, Inc. (Nasdaq National Market System: NSYS) for $1,500,000 cash and a note receivable of $4,866,597. The note bears interest at the prime rate established by First Bank of Minneapolis and is secured by the assets sold.

The Company's consolidated financial statements and accompanying notes have been restated to present separately the net assets and results of operations of the
discontinued operations.   Operating  results  of  the  discontinued  contract
operations were as follows:

                                                      Ten Months
                                                        Ended
                                                      October 31       Year Ended December 31
                                                         1996             1995            1994
                                                    ____________    ____________    ____________
Sales                                               $ 13,517,501    $ 19,953,130    $ 17,714,022
Costs and expenses                                    14,684,080      19,697,551      17,689,286
Interest income, net                                      35,361          40,749           2,304
                                                    ____________    ____________    ____________
Income (loss) before income taxes                     (1,131,218)        296,328          27,040
Income tax expense (benefit)                            (412,000)        136,000          34,000
                                                    ____________    ____________    ____________
Income (loss) from operations                           (719,218)        160,328          (6,960)
Loss on disposal of value-added design and
  electronic assembly operations, net of income
  tax expense of $77,000                                  (2,106)
                                                    ____________    ____________    ____________
Net income (loss)                                   $   (721,324)   $    160,328    $     (6,960)
                                                    ____________    ____________    ____________
                                                    ____________    ____________    ____________


Net assets of discontinued operations consisted of the following:

                                                     Year Ended December 31
                                                          1996            1995
                                                    ____________    ____________
Property, plant and equipment                                       $ 2,257,288
Inventory                                                             4,694,429
Other working capital                               $    267,679      1,957,334
Deferred income taxes                                    269,000        107,000
Intangible assets                                                       238,965
                                                    ____________    ____________
  Net assets of discontinued operations                  536,679      9,255,016
                                                    ____________    ____________
                                                    ____________    ____________

NOTE 3 - INVESTMENT IN DEBT AND EQUITY SECURITIES

Marketable securities consist primarily of equity securities, are classified as trading securities, and are carried at market value. Aggregate cost, based on the weighted average purchase price for each security, and market value was as follows:

                                               December 31
                                             1996               1995
                               --------------------- -------------------
Aggregate cost                 $            963,297  $          963,297
Valuation allowance                         (73,515)            (63,828)
                               --------------------- -------------------
Aggregate market value         $            889,782  $          899,469
                                ====================  ==================

Investment income (loss) includes ($9,687), $90,046 and ($113,297) for changes in the unrealized holding gains and losses in 1996, 1995 and 1994, respectively. Investment income also includes gain on sales of marketable securities of $99,800 in 1995.

The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 1996 the amortized cost basis of the securities was $4,379,000. Market value of the securities was $4,337,000 resulting in a gross unrealized holding loss of $42,000, which is not reflected in the financial statements.

The Company has an investment in convertible bonds issued by Hector Communications Corporation (Note 1). The bonds mature in 2002 and the Company is holding them to maturity. Amortized cost of the bonds was $109,000 which approximates their market value.

NOTE 4 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of :

                                                    December 31
                                                  1996               1995
                                    --------------------  ------------------
Finished goods                      $          3,957,655  $        4,231,990
Raw and processed materials                    9,904,259          10,596,544
                                    --------------------  ------------------
                                    $         13,861,914  $       14,828,534
                                    ====================  ==================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                        December 31
                          Estimated        -------------------------------------
                         useful life                   1996               1995
                      ---------------      -----------------     ---------------
Land                                        $       292,619       $     276,669
Buildings                 7-30 years              2,905,108           2,832,593
Machinery and equipment   3-15 years             19,119,653          17,444,643
Furniture and fixtures    5-10 years              1,982,324           1,741,299
                                           -----------------     ---------------
                                                 24,299,704          22,295,204
Less accumulated depreciation                    15,335,114          13,637,184
                                           -----------------     ---------------
                                            $     8,964,590       $   8,658,020
                                           =================     ===============

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to eight percent of compensation. Contributions to the plan in 1996, 1995 and 1994 were $73,000, $77,000, and $71,000 respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 7 - LEASE COMMITMENTS

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $603,000, $454,000 and $469,000 in 1996, 1995 and 1994 respectively.

At December 31, 1996, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

Year Ended December 31:
           1997                       $     402,000
           1998                             233,000
           1999                             255,000
           2000                             266,000
           2001                             266,000
           After 2001                       620,000
                                      --------------
                                      $   2,042,000
                                      ==============


NOTE 8 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 1996, 315,417 shares remained available to be issued under the plan. Options granted to key employees in 1995 and 1996 are subject to vesting. One third of the options issued vest immediately, the remaining two thirds vest equally over the next two years. All options expire five years from date of grant.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 2,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. At December 31, 1996, 102,000 shares are available to be issued under the plan.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1996 is as follows:

                                                                     Average
                                                     Number of   exercise price
                                                       shares       per share
                                               ----------------- -------------
Outstanding at December 31, 1993                       336,700        $  7.08
                  Granted                              149,600          11.93
                  Exercised                            (27,000)          7.87
                  Canceled                              (1,600)          7.53
                                               ----------------- -------------
Outstanding at December 31, 1994                       457,700           8.62
                  Granted                              153,700          14.29
                  Exercised                           (173,311)          7.37
                  Canceled                              (2,667)         14.00
                                               ----------------- -------------
Outstanding at December 31, 1995                       435,422          11.09
                  Granted                              167,000          14.75
                  Exercised                            (52,381)          8.95
                  Canceled                              (8,352)         13.95
                                               ----------------- -------------
Outstanding at December 31, 1996                       541,689        $ 12.38
                                               ================  =============

At December 31, 1996, 400,565 shares of outstanding options are currently exercisable. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 1996:

                                          Weighted Average       Weighted
                                             Remaining            Average
Range of Exercise Prices      Shares        Option Life        Exercise Price
_____________________      __________    ________________      _____________
$ 5.31 to $ 9.99             136,117         1.8 years           $    7.87
$10.00 to $14.99             348,572         3.5 years               13.60
$15.00 to $15.95              57,000         6.3 years               15.70

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 200,000 common shares have been reserved. Under the terms of the plan, participating employees may acquire shares of common stock through payroll deductions of not more than 10% of compensation. The price at which shares can be purchased is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited to the acquisition in any plan year to the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the year or $25,000, whichever is less. Shares issued to employees under the plan were 14,346, 23,567 and 15,408 for the plan years ended August 31, 1996, 1995 and 1994, respectively. At December 31, 1996 employees had subscribed to purchase an additional 17,800 shares in the current plan cycle ending August 31, 1997.

PRO FORMA FINANCIAL INFORMATION

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" , but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                         Year Ended December 31
                                           1996               1995
                                  --------------     --------------
Net Income                        $    7,740,304     $    8,774,114
Net Income Per Share              $          .83     $          .95

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995: expected volatility of 27%, a risk free interest rate of 6.8%, an expected holding period of four years for key employee options and seven years for director options, and a 1.8% dividend yield. Pro forma stock-based compensation cost was $492,000 and $310,000 in 1996 and 1995, respectively. The fair value of all options issued in 1996 and 1995 was $714,000 and $650,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

During 1985, the Board of Directors adopted a leveraged employee stock ownership plan (ESOP) and authorized the Company to advance the ESOP or guarantee debt of up to $2,000,000 to enable the plan to purchase the Company's common stock in the open market. Advances to the plan bear interest at 85% of prime and are repaid through Company contributions to the plan. All advances by the Company to the ESOP were repaid at December 31, 1996.

At December 31, 1996, the ESOP held 339,441 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. All eligible employees of the Company participate in the plan after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. Contributions of $72,000 and $122,000 of cash were made in the years ending December 31, 1995 and 1994, respectively. The Company accrued a 1996 ESOP contribution of $300,000, for which the Company issued 20,870 shares of common stock to the ESOP in February, 1997.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In August, 1996, the Company's Board of Directors authorized the purchase and retirement, from time to time, of up to 500,000 shares of the Company's common stock on the open market, or in private transactions consistent with overall market and financial conditions. At December 31, 1996, the Company had purchased and retired 255,495 common shares under this authorization, at a cost of $3,263,000.

AUSTIN TAYLOR COMMUNICATIONS, LTD.

In connection with refinancing debt associated with the purchase of Austin Taylor Communications, Ltd., the Company issued an option to the Welsh Development Agency (WDA) to purchase 20,142 shares of CSI common stock at $7.35 share. The option was exercised by the WDA in January, 1995. Subsequent to the exercise of the stock option, the Company purchased and retired the stock from the WDA.

Effective February 1, 1992, the Company granted the Managing Director of Austin Taylor an option to acquire up to 5% of Austin Taylor's outstanding common stock at a price of one British pound per share (approximately $1.71 U.S. per share at December 31, 1996). The price per share was management's best estimate of the fair market value of Austin Taylor common stock at the date of grant. If the option is exercised, the shares are transferable only to the Company, and the transfer price is management's best estimate of the fair market value of a publicly traded company in Austin Taylor's industry (eighteen times Austin Taylor's average pretax earnings for the preceding three years.) At December 31, 1996, there were 1,005,030 shares of Austin Taylor common stock issued and outstanding. The average pretax earnings of Austin Taylor over the last three years was $1.36 per share.

NOTE 9 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                                           Year Ended December 31
                                                       --------------------------------------------------------
                                                                   1996                1995              1994
                                                       -----------------  ------------------  -----------------
Currently payable income taxes:
 Federal                                              $       1,444,000  $          759,000  $         966,000
 State                                                          294,000             105,000            120,000
 Puerto Rico                                                    646,000             589,000            568,000
 Canada                                                          10,000              40,000             17,000
 United Kingdom                                                 247,000             450,000            215,000
                                                       -----------------  ------------------  -----------------
                                                              2,641,000           1,943,000          1,886,000
Tax effect of disqualified employee incentive
     stock options                                               13,000             243,000

Deferred income tax benefit                                    (404,000)            (22,000)          (270,000)
                                                      ------------------  ------------------  -----------------
                                                      $       2,250,000  $        2,164,000  $       1,616,000
                                                      ==================  ==================  =================

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit which went into effect for the 1994 tax year. As a result of the tax credit limitation, the Company incurred $352,000, $272,000 and $209,000 of U.S. federal income tax expense on earnings in Puerto Rico for 1996, 1995 and 1994, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid toll gate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $14,766,000 at December 31, 1996.

Suttle Apparatus Canada, Ltd., is subject to Canadian rather than U.S. income taxes. Canadian pretax income was $21,000, $80,000 and $31,000 for 1996, 1995 and 1994, respectively. Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income was $791,000, $1,450,000 and $1,872,000 in 1996, 1995 and 1994, respectively. Suttle
Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          ------------------------------------------------------
                                                                   1996                1995              1994
                                                          -----------------  ------------------  ---------------
Tax at U.S. statutory rate                                           35.0%               35.0%             35.0%
Surtax exemption                                                     (1.0)               (1.0)             (1.0)
U.S. taxes not provided on Puerto Rico operations                   (17.0)              (18.3)            (15.4)
State income taxes, net of federal benefit                            1.7                 1.0                .5
Other                                                                 1.4                 2.8                .1
                                                          -----------------  ------------------  ---------------
Effective tax rate                                                   20.1%               19.5%             19.2%
                                                          =================  ==================  ===============

Deferred tax assets and liabilities as of December 31 related to the following:

                                                                   1996               1995
                                                          -----------------  ------------------
Current assets:
     Marketable securities                                $          26,000  $           24,000
     Bad debts                                                       73,000              75,000
     Inventory                                                      365,000             274,000
     Accrued expenses                                               328,000             257,000
                                                          -----------------  ------------------
                                                          $         792,000  $          630,000
                                                          =================  ==================
Long term assets and (liabilities):
     Depreciation                                         $        (232,953) $         (195,953)
     Loss reserves on notes receivable                              130,000             126,000
     Alternative minimum tax credits                                938,000             663,000
                                                          -----------------  ------------------
                                                          $         835,047  $          593,047
                                                          =================  ==================


 NOTE 10 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company's continuing operations are in one business segment - manufacture of telephone station apparatus products. The Company operates in the United States, including Puerto Rico (U.S.), United Kingdom (U.K.), and Costa Rica. Information concerning the Company's continuing operations in the various geographic areas is as follows:

                                                  Telephone Station Apparatus
                                     -----------------------------------------------------------------------------------------------
                                               U.S.            U.K.            Other     Corporate     Eliminations    Consolidated
                                     -----------------------------------------------------------------------------------------------

Year Ended December 31, 1996:

Revenues:
  Sales to unaffiliated customers     $    56,473,963   $  11,263,612     $    967,365                                 $ 68,704,940
  Transfers between geographic
    areas                                     719,583                        1,357,653                 $ (2,077,236)
                                     -----------------------------------------------------------------------------------------------
               Total                  $    57,193,546   $  11,263,612     $  2,325,018                 $ (2,077,236)   $ 68,704,940
                                     ===============================================================================================

Operating Income                      $    10,841,084   $     626,721     $    118,942  $(1,182,040)                   $ 10,404,707
                                     ===============================================================================================

Identifiable Assets                   $    41,386,485   $   8,147,019     $  2,083,210  $15,979,400                    $ 67,596,114
                                     ===============================================================================================

Depreciation and Amortization         $     1,419,544   $     549,512     $    186,937  $   147,310                    $  2,303,303
                                     ===============================================================================================

Capital Expenditures                  $     1,091,214   $     368,592     $    485,483  $    43,764                    $  1,989,053
                                     ===============================================================================================

Year Ended December 31, 1995:

Revenues:
  Sales to unaffiliated customers     $    51,313,001   $  13,753,235     $    938,080                                 $ 66,004,316
  Transfers between geographic
    areas                                     697,155                        1,636,312                  $ (2,333,467)
                                     -----------------------------------------------------------------------------------------------

               Total                  $    52,010,156   $  13,753,235     $  2,574,392                  $ (2,333,467)  $ 66,004,316
                                     ===============================================================================================

Operating Income                      $     9,610,251   $   1,370,675     $    169,345  $  (961,677)                   $ 10,188,594
                                     ===============================================================================================

Identifiable Assets                   $    36,508,774   $   8,139,074     $ 1,679,581   $15,617,179                    $ 61,944,608
                                     ===============================================================================================

Depreciation and Amortization         $     1,132,236   $     566,814     $   139,247   $   157,055                    $  1,995,352
                                     ===============================================================================================

Capital Expenditures                  $     1,205,477   $     926,905     $   101,361   $   262,745                    $  2,496,488
                                     ===============================================================================================

Year Ended December 31, 1994:

Revenues:
  Sales to unaffiliated customers     $    42,968,330   $  13,233,582     $   875,438                                  $ 57,077,350
  Transfers between geographic
    areas                                     707,835                       1,661,986                   $ (2,369,821)
                                     -----------------------------------------------------------------------------------------------

               Total                  $    43,676,165   $  13,233,582     $ 2,537,424                   $ (2,369,821)  $ 57,077,350
                                     ===============================================================================================

Operating Income                      $     7,230,961   $   1,884,504     $   140,842   $(1,170,649)                   $  8,085,658
                                     ===============================================================================================

Identifiable Assets                   $    32,976,104   $   6,892,512     $ 1,598,255   $13,332,582                    $ 54,799,453
                                     ===============================================================================================

Depreciation and Amortization         $      1,120,740  $     316,814     $   137,223   $   134,234                    $  1,709,011
                                     ===============================================================================================

Capital Expenditures                  $      2,132,196  $   1,325,219     $    83,165   $   295,493                    $  3,836,073
                                     ===============================================================================================

Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 1996, foreign earnings in excess of amounts received in the United States were approximately $5,748,000.

No customer accounted for more than ten percent of the Company's consolidated revenues in 1996. In 1995, sales to two U.S. customers amounted to 12.1% and 10.7% of consolidated revenues, respectively. In 1994, sales to one U.S. customer amounted to 15.1% of consolidated revenues.

The Company's station apparatus products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that the Company's corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Raychem Corporation. The unavailability of the gel-filled figs from Raychem Corporation could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

(b)   SUPPLEMENTAL FINANCIAL INFORMATION


                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                                                                Quarter Ended
                                                          ------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
----------------------------------------------------------------------------------------------------------------
                           1996
Revenues from Continuing Operations                         $    15,794   $   16,434    $  18,391     $   18,086
Gross Margins                                                     4,631        4,621        5,862          5,872
Operating income from Continuing Operations                       2,313        1,925        2,992          3,175
Income from Continuing Operations                                 2,003        1,668        2,433          2,850
Income (Loss) from Discontinued Operations                           42         (369)        (421)            27
Net Income                                                        2,045        1,299        2,012          2,877

Net Income (Loss) Per Share:
  Continuing Operations                                     $       .21   $      .18    $    .26      $      .31
  Discontinued Operations                                           .01         (.04)       (.05)
                                                            ----------------------------------------------------
    Net Income Per Share                                    $       .22   $      .14    $    .21      $      .31
                                                            ====================================================

                           1995
Revenues from Continuing Operations                         $    18,022   $   16,594    $   16,441    $   14,947
Gross Margins                                                     5,216        4,020         4,710         4,761
Operating income from Continuing Operations                       2,799        2,427         2,625         2,338
Income from Continuing Operations                                 2,375        2,113         2,200         2,236
Income (Loss) from Discontinued Operations                          146          184           (45)         (125)
Net Income                                                        2,521        2,297         2,155         2,111

Net Income (Loss) Per Share:
  Continuing Operations                                     $       .26    $     .23    $      .24    $      .24
  Discontinued Operations                                           .02          .02          (.01)         (.01)
                                                            ----------------------------------------------------
    Net Income Per Share                                    $       .28    $     .25    $      .23    $      .23
                                                            ====================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 22, 1997 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 22, 1997 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Consolidated Financial Statements

         The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 14 to 29 herein:

         Independent Auditors' Report for the years ended
           December 31, 1996, 1995 and 1994

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidates Statements of Income for the years ended
           December 31, 1996, 1995 and 1994

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                  Page Herein
         -----------------------------------------                  -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report on financial statements
           and schedule for the years ended
           December 31, 1996, 1995 and 1994                               14

         Schedule II - Valuation and Qualifying Accounts and Reserves     34

       All  other   schedules  are  omitted  as  the  required   information  is
inapplicable or the information is presented in the financial statements or related notes.

(a)  (3) Exhibits

       The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 37 of the sequential numbering system used in this report.

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1996

         The Company's filed a Form 8-K Report dated November 18, 1996, which, as amended by a Form 8 amendment filed November 19, 1996, reported the sale of the assets of Zercom Corporation under Item 2, "Acquisition or Disposition of Assets" and related financial information under Item 7, "Financial Statements and Exhibits".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMMUNICATIONS SYSTEMS, INC.

Dated: March 27, 1997                   /s/  Curtis A. Sampson
                                        ---------------------------------------
                                        Curtis A. Sampson, Chairman of the
                                        Board of Directors, President and Chief
                                        Executive Officer

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

         Signature                      Title                         Date

/s/ Curtis A. Sampson      Chairman of the Board of Directors,    March 27, 1997
-------------------------  President, and Director (Principal
Curtis A. Sampson          Executive Officer)


/s/ Paul N. Hanson         Vice President, Treasurer and          March 27, 1997
-------------------------  Chief Financial Officer (Principal
Paul N. Hanson             Financial Officer and Principal
                           Accounting Officer)


                           Director                               March 27, 1997
------------------------
Paul J. Anderson

                           Director                               March 27, 1997
------------------------
Edwin C. Freeman

/s/ Frederick M. Green     Director                               March 27, 1997
------------------------
Frederick M. Green

/s/ John C. Ortman         Director                               March 27, 1997
------------------------
John C. Ortman

/s/ Joseph W. Parris       Director                               March 27, 1997
------------------------
Joseph W, Parris

/s/ Wayne E. Sampson       Director                               March 27, 1997
------------------------
Wayne E. Sampson

/s/ Edward E. Strickland   Director                               March 27, 1997
------------------------
Edward E. Strickland

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1996


                          FINANCIAL STATEMENT SCHEDULE

================================================================================

                                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                       Schedule II - Valuation and Qualifying Accounts and Reserves

                                           Balance at            Additions           Additions         Deductions       Balance
                                          Beginning of         Charged to Cost      Charged to            from           at End
Description                                  Period             and Expenses       Other Accounts       Reserves       of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 1996                        $    288,000         $     91,000       $       -      $     73,000(A)    $   306,000

  December 31, 1995                        $    275,000         $     60,000       $       -      $     47,000(A)    $   288,000

  December 31, 1994                        $    255,000         $     68,000       $       -      $     48,000(A)    $   275,000

Inventory valuation reserves:

Year ended:

  December 31, 1996                         $ 1,262,000         $    108,000       $       -      $         -        $ 1,370,000

  December 31, 1995                         $ 1,262,000         $        -         $       -      $         -        $ 1,262,000

  December 31, 1994                         $ 1,062,000         $    200,000       $       -      $         -        $ 1,262,000

Reserve for assets transferred under contractual arrangements:

Year Ended:

  December 31, 1996                        $    335,000         $         -        $   23,000(B)  $         -        $   358,000

  December 31, 1995                        $    377,000         $         -        $   43,000(B)  $      85,000      $   335,000

  December 31, 1994                        $    288,000         $         -        $   89,000(B)  $         -        $   377,000
-----------------------------------------
(A)  Accounts determined to be uncollectible and charged off against reserve.
(B)  Interest on notes receivable credited to valuation reserve.


================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1996



                                    EXHIBITS


================================================================================

                 COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1996

Regulation S-K                                Location in Consecutive Numbering
Exhibit Table                                     System as Filed With the
 Reference          Title of Document         Securities and Exchange Commission

   3.1        Articles of Incorporation, as   Filed as Exhibit 3.1 to the Form
              amended                         10-K of the Company for its year
                                              ended December 31, 1989 (the "1989
                                              Form 10-K") and incorporated
                                              herein by reference.

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

  10.5        Stock Option Plan for           Filed as Exhibit 10.5 to the 1993
               Nonemployee Directors          Form 10-K and incorporated herein
                                              by reference.

  10.6        1992 Stock Plan                 Filed as Exhibit 10.6 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.7        Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.8        Supplemental Executive          Filed as Exhibit 10.8 to the 1993
               Retirement Plan                Form 10-K and incorporated herein
                                              by reference.

  11          Calculation of Earnings         Filed herewith at page 38.
               Per Share
  21          Subsidiaries of the Registrant  Filed herewith at page 39.
  23          Independent Auditors' Consent   Filed herewith at page 40.
  24          Power of Attorney               Included in signatures at page 33.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI's Assistant Secretary at the executive offices of the Company.

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                 CALCULATION OF EARNINGS PER SHARE
                                            EXHIBIT 11

                                                               Year Ended December 31
                                                 __________________________________________________
Primary:                                               1996              1995               1994
_______                                          _____________     _____________      _____________
Income from continuing operations               $    8,953,855    $    8,923,825     $    6,810,590
Income (loss) from discontinued operations            (721,324)          160,328             (6,960)
                                                 _____________     _____________      _____________
Net income                                      $    8,232,531    $    9,084,153     $    6,803,630
                                                 =============     =============      =============
 Common and common equivalent shares (1):

  Weighted average number of common
  shares outstanding                                 9,272,825         9,097,771          8,962,491

  Dilutive effect of stock options
  outstanding after application of
  treasury stock method                                 79,175           119,229            130,509
                                                 _____________     _____________      _____________
                                                     9,352,000         9,217,000          9,093,000
                                                 =============     =============      =============
Primary net income (loss) per common
and common equivalent share (1):
  Continuing operations                        $           .96    $          .97     $          .75
  Discontinued operations                                 (.08)              .02                 -
                                                 _____________     _____________      _____________
    Net income per share                       $           .88    $          .99     $          .75
                                                 =============     =============      =============

Fully Diluted:
_____________
Income from continuing operations               $    8,953,855    $    8,923,825     $    6,810,590
Income (loss) from discontinued operations            (721,324)          160,328             (6,960)
                                                 _____________     _____________      _____________
Net income                                      $    8,232,531    $    9,084,153     $    6,803,630
                                                 =============     =============      =============

 Common and common equivalent shares (1):

  Weighted average number of common
  shares outstanding                                 9,272,825         9,097,771          8,962,491

  Dilutive effect of stock options
  outstanding after application of
  treasury stock method                                 97,175           129,229            150,509
                                                 _____________     _____________      _____________
                                                     9,370,000         9,227,000          9,113,000
                                                 =============     =============      =============

Fully diluted net income (loss) per
common and common equivalent share (1):
  Continuing operations                        $           .96    $          .96     $          .75
  Discontinued operations                                 (.08)              .02                 -
                                                 _____________     _____________      _____________
    Net income per share                       $           .88    $          .98     $          .75
                                                 =============     =============      =============

______________________
(1) Primary and fully diluted earnings per share are substantially the same. The dilutive  effect of stock options under the fully diluted  calculation  for each year is greater due to the end of the year closing price exceeding the average


                  SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Suttle Apparatus Corporation                                Illinois
Suttle Costa Rica, S.A.                                    Costa Rica
Tel Products, Inc.                                          Minnesota
Suttle Caribe, Inc.                                         Minnesota
Austin Taylor Communications, Ltd.                        United Kingdom
Automatic Tool & Connector Company, Inc.                    New Jersey


All such subsidiaries are 100%-owned  directly by Communications  Systems,  Inc.
The  financial   statements  of  all  such  subsidiaries  are  included  in  the consolidated financial statements of Communications Systems, Inc.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, and 33-99566 of
Communications Systems, Inc. of our report dated February 21, 1997 on the consolidated financial statements and schedule of Communications Systems, Inc. appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 1996.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 27, 1997
Minneapolis, Minnesota