Form 10-Q
period 1997-03-31
COMMUNICATIONS SYSTEMS INC
filed 1997-05-14
CIK 22701

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1997
                               --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

        CLASS                                     Outstanding at April 30, 1997
Common Stock, par value                                     9,201,213
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

                      PART I. FINANCIAL INFORMATION

                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                            CONSOLIDATED BALANCE SHEETS
                                    (unaudited)

                                                    March 31        December 31
Assets:                                                 1997               1996
                                                ------------       ------------
Current assets:
   Cash                                          $18,016,563        $17,799,398
   Marketable securities                             909,873            889,782
   Receivables, net                               11,566,707         10,375,080
   Inventories - Note 3                           15,260,324         13,861,914
   Prepaid expenses                                  603,974            460,692
   Deferred income taxes                           1,062,283            792,000
                                                ------------       ------------
      Total current assets                        47,419,724         44,178,866

Property, plant and equipment                     24,776,642         24,299,704
   less accumulated depreciation                 (15,792,979)       (15,335,114)
                                                ------------       ------------
   Net property, plant and equipment               8,983,663          8,964,590

Net assets of discontinued operations                                   536,679

Other assets:
  Investments in mortgage backed and
   other securities                                4,305,344          4,487,934
  Excess of cost over net assets acquired          3,155,163          3,166,422
  Deferred income taxes                              835,047            835,047
  Notes receivable from sale of assets of
    discontinued operations                        4,866,597          4,866,597
  Other assets                                       786,641            559,979
                                                ------------       ------------
      Total other assets                          13,948,792         13,915,979
                                                ------------       ------------

Total Assets                                     $70,352,179        $67,596,114
                                                ============       ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                               $3,730,982          3,164,406
   Accrued expenses                                2,599,176          2,622,853
   Dividends payable                                 735,297            728,585
   Income taxes payable                            2,236,922          2,064,792
                                                ------------       ------------
      Total current liabilities                    9,302,377          8,580,636


Stockholders' Equity                              61,049,802         59,015,478
                                                ------------       ------------

Total Liabilities and Stockholders' Equity       $70,352,179        $67,596,114
                                                ============       ============

                  See notes to consolidated financial statements.

               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)

                           Three Months Ended March 31
                                               ---------------------------------
                                                      1997                1996
                                               ------------        -------------
Revenues from continuing operations:
  Sales                                         $16,816,019         $15,793,821

Costs and expenses:
  Cost of sales                                  11,825,031          11,162,664
  Selling, general and
    administrative expenses                       2,623,506           2,318,496
                                               ------------        -------------
      Total costs and expenses                   14,448,537          13,481,160
                                               ------------        -------------
Operating income from
  continuing operations                           2,367,482           2,312,661

Other income and (expenses):
  Investment income                                 376,992             142,054
  Interest expense                                     (935)             (6,398)
                                               ------------        ------------
    Other income, net                               376,057             135,656

Income from continuing operations
  before income taxes                             2,743,539           2,448,317

Income taxes (Note 4)                               575,000             445,000
                                               ------------        -------------

Income from continuing operations                 2,168,539           2,003,317

Income from discontinued operations,
    net of income taxes                                                  41,358
                                               ------------        -------------

Net income                                       $2,168,539          $2,044,675
                                               ============        =============

Net income per share:
  Continuing operations                                $.24                $.21
  Discontinued operations                                                   .01
                                               ------------        -------------
                                                       $.24                $.22
                                               ============        =============

Average common and common
  equivalent shares outstanding                   9,208,000           9,414,000
                                               ============        =============

                  See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                     Additional                     Cumulative
                                            Common Stock                Paid in        Retained    Translation
                                   -----------------------------
                                           Shares        Amount         Capital        Earnings     Adjustment           Total
                                        ---------     ---------     -----------     -----------      ---------     -----------
BALANCE at December 31, 1995            9,183,401      $459,170     $19,706,125     $34,140,435      ($230,154)    $54,075,576
  Net Income                                                                          8,232,531                      8,232,531
  Shareholder dividends                                                              (2,868,154)                    (2,868,154)
  Issuance of common stock under
    Employee Stock Purchase Plan           14,346           717         157,806                                        158,523
  Issuance of common stock under
    Employee Stock Option Plan             52,381         2,619         466,427                                        469,046
  Tax benefit from nonqualified
    employee stock options                                               12,701                                         12,701
  Purchase of Communications Systems
    Inc. common stock                    (255,495)      (12,775)       (601,381)     (2,648,527)                    (3,262,683)
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.      112,676         5,634       1,712,675                                      1,718,309
  Cumulative translation adjustment                                                                    479,629         479,629
                                        ---------     ---------     -----------     -----------      ---------     -----------
BALANCE at December 31, 1996            9,107,309       455,365      21,454,353      36,856,285        249,475      59,015,478
  Net Income                                                                          2,168,539                      2,168,539
  Shareholder dividends                                                                (735,297)                      (735,297)
  Issuance of common stock to
    Employee Stock Ownership Plan          20,870         1,044         298,956                                        300,000
  Issuance of common stock under
    Employee Stock Option Plan             63,034         3,152         538,157                                        541,309
  Cumulative translation adjustment                                                                   (240,227)       (240,227)
                                        ---------     ---------     -----------     -----------      ---------     -----------
BALANCE at March 31, 1997               9,191,213      $459,561     $22,291,466     $38,289,527         $9,248     $61,049,802
                                        =========     =========     ===========     ===========      =========     ===========


                                       See  notes  to   consolidated   financial
statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Three Months Ended March 31
                                                                         -------------------------------
                                                                                 1997               1996
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $     2,168,539    $     2,044,675
    Less:  Income from discontinued operations                                                   (41,358)
                                                                         ------------       ------------
    Income from continuing operations                                       2,168,539          2,003,317
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                         627,392            619,632
        Adjustment to marketable securities reserve                           (20,091)            34,503
        Changes in assets and liabilities:
          Increase in accounts receivable                                  (1,186,292)          (474,688)
          Increase in inventory                                            (1,468,915)          (778,470)
          Increase in prepaid expenses                                       (145,650)           (80,925)
          Increase in deferred income taxes                                  (269,310)
          Increase (decrease) in accounts payable                             644,700           (655,923)
          Increase in accrued expenses                                            618             75,676
          Increase in income taxes payable                                    173,617            247,117
                                                                         ------------       ------------
            Net cash provided by operating activities                         524,608            990,239

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (650,202)          (815,110)
    Decrease in mortgage backed and other investment securities               182,590            294,124
    Decrease (increase) in other assets                                      (327,166)            83,565
    Changes in assets and liabilities of discontinued operations              536,679           (283,257)
    Payment for purchase of Austin Taylor Communications, Ltd.                (79,947)          (135,131)
    Payment for purchase of Automatic Tool and Connector
      Company, Inc., net of cash acquired                                                     (1,173,577)
                                                                         ------------       ------------
          Net cash used in investing activities                              (338,046)        (2,029,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                                   (33,430)
    Dividends paid                                                           (728,585)          (642,838)
    Proceeds from issuance of common stock                                    841,309            150,700
                                                                         ------------       ------------
          Net cash provided by (used in) financing activities                 112,724           (525,568)
                                                                         ------------       ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                               (82,121)           (13,566)
                                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          217,165         (1,578,281)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           17,799,398         11,703,536
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $18,016,563        $10,125,255
                                                                         ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                                        $391,201           $227,883
    Interest paid                                                                 935              6,398

                            See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1997 and the statements of income and statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - DISCONTINUED OPERATIONS

On November 4, 1996, the Company completed the sale of its contract manufacturing subsidiary, Zercom Corporation, to Nortech Systems, Inc. (Nasdaq National Market: NSYS). Nortech Systems acquired all the assets of Zercom, except cash and accounts receivable, in exchange for $1.5 million cash and a $4.9 million term note secured by Zercom's assets.

The Company's financial statements have been restated to separate the net assets and operating results of Zercom Corporation from the Company's continuing operations. Zercom's operating results were as follows:

                                        Three Months Ended
                                          March 31, 1996

  Sales                                   $    4,665,292
  Costs and expenses                           4,599,201
  Interest income, net                             5,267
                                          --------------
  Income before income taxes                      71,358
  Income tax expense                              30,000
                                          --------------
  Net income                              $       41,358
                                          ==============

Net assets of discontinued Zercom operations at December 31, 1996 consisted of:

  Accounts receivable                     $      567,679
  Deferred income taxes                          269,000
  Accrued expenses                              (300,000)
                                          --------------
  Net assets of discontinued operations   $      536,679
                                          ==============

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                          March 31         December 31
                                             1997                1996

     Finished Goods                $      4,364,980  $       3,957,655
     Raw Materials                       10,895,344          9,904,259
                                   ----------------  -----------------
       Total                       $     15,260,324  $      13,861,914
                                   ================  =================

NOTE 4 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 1997 and 1996 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The new standard would have no effect on the Company's net income per share for the three month periods ended March 31, 1997 and 1996.

NOTE 6 - ACQUISITION OF AUTOMATIC TOOL AND CONNECTOR CO., INC.

Effective January 4, 1996, the Company purchased all the capital stock of Automatic Tool and Connector Co., Inc. for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. The fair value of assets acquired in the transaction was $4,063,000 (which includes excess of cost over net assets acquired was $2,864,000, which is being amortized over ten years on a straight line basis) and liabilities of $872,000 were assumed. Results of Automatic Tool, which are not material to the Company's financial results, are included in Company operations beginning January 4, 1996.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996

Revenues from continuing operations increased $1,022,000 or 6% from the 1996 period. Sales to domestic (U.S. and Puerto Rico) customers increased $1,058,000 or 9%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $1,109,000 or 15%. The sales increase was due to sales of the Company's CorroShield line of corrosion resistant products to an additional RBOC. The Company's sales of CorroShield products would have been even higher in the 1997 quarter except for problems the Company experienced obtaining sufficient supplies of the gel-filled figs used in CorroShield products. Sales to retailers increased $361,000 or 34% due to strong sales to Radio Shack stores. Sales to electrical distributors and original equipment manufacturers decreased $504,000 or 14%, due to lower sales to Lucent Technologies and lower sales of fiber optic connectors.

Sales to international customers decreased $36,000 or 1%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $217,000 or 7%. U.S. export sales, including sales to Canada, decreased $253,000 or 33%. Gross margin as a percentage of sales was 30% compared to 29% in the 1996 period. Margin percentages improved in U.S. plants due to reduction in manufacturing overheads, which offset higher raw material costs. Margins earned on Austin Taylor products declined to 19% from 21% in the 1996 period due to increased raw material costs.

Selling, general and administrative expenses increased $305,000 or 13% from the 1996 period. The increase was due to increased international sales expenses associated with efforts to develop export markets for telephone station apparatus products and increase sales of the Company's data products.

Operating income from continuing operations increased $55,000 or 2%. Investment income, net of interest expense, increased $240,000 from the 1996 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 21% compared to 18% in the 1996 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Income from continuing operations increased $165,000, or 8%. Income from discontinued operations was $41,000 in the 1996 period. Net income increased $124,000, or 6%.

                        Liquidity and Capital Commitments

At March 31, 1997, the Company held approximately $18,016,000 of cash compared to $17,799,000 at December 31, 1996. Working capital was $38,117,000 compared to $35,598,000 at December 31, 1996. The Company's current ratio was 5.1 to 1, unchanged from year end 1996.

Net cash provided by operating activities was $525,000 compared to $990,000 in the first three months of 1996. Cash was utilized during the period to finance increases in accounts receivable and inventory, purchase new plant and equipment and pay dividends.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit, which shelters the Company's Puerto Rico income from U.S. income tax, was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applied to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1997 at the full U.S. rate, income tax expense would have increased by $510,000.

The Company's balance sheet remains strong, with stockholders' equity of $61,050,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

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

                          Communications Systems, Inc.

                                           By  /s/Paul N. Hanson
                                                  Paul N. Hanson
                                                  Vice President and
                             Chief Financial Officer
Date:  May 14, 1997