Form 10-Q
period 1997-06-30
COMMUNICATIONS SYSTEMS INC
filed 1997-08-13
CIK 22701

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

For the quarterly period ended   JUNE 30, 1997
                               ------------------------------------------

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
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES     NO
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

       CLASS                                      Outstanding at July 31, 1997
Common Stock, par value                                     9,205,713
   $.05 per share

                Total Pages (12) Exhibit Index at (NO EXHIBITS)
================================================================================

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

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                         June 30         December 31
Assets:                                     1997                1996
                                    ____________        ____________
Current assets:
   Cash                            $  20,715,678       $  17,799,398
   Marketable securities                 786,325             889,782
   Receivables, net                   11,665,420          10,375,080
   Inventories - Note 3               16,055,091          13,861,914
   Prepaid expenses                      274,756             460,692
   Deferred income taxes               1,062,283             792,000
                                    ____________        ____________
      Total current assets            50,559,553          44,178,866

Property, plant and equipment         25,793,418          24,299,704
  less accumulated depreciation      (16,355,320)        (15,335,114)
                                    ____________        ____________
  Net property, plant and equipment    9,438,098           8,964,590

Net assets of discontinued operations                        536,679

Other assets:
  Investments in mortgage backed
    and other securities               3,905,368           4,487,934
  Excess of cost over net assets
    acquired                           3,063,957           3,166,422
  Deferred income taxes                  835,047             835,047
  Notes receivable from sale of
    assets of discontinued operations  4,665,390           4,866,597
  Other assets                           918,587             559,979
                                    ____________        ____________
      Total other assets              13,388,349          13,915,979
                                    ____________        ____________

Total Assets                       $  73,386,000       $  67,596,114
                                    ____________        ____________
                                    ____________        ____________

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable               $    3,546,794      $    3,164,406
   Accrued expenses                    3,204,624           2,622,853
   Dividends payable                     828,109             728,585
   Income taxes payable                2,493,047           2,064,792
                                    ____________        ____________
      Total current liabilities       10,072,574           8,580,636


Stockholders' Equity                  63,313,426          59,015,478
                                    ____________        ____________

Total Liabilities and
   Stockholders'Equity            $   73,386,000      $   67,596,114
                                    ____________        ____________
                                    ____________        ____________

          See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               Three Months Ended June 30       Six Months Ended June 30
                                             _____________________________    ____________________________
                                                     1997             1996            1997            1996
                                             ____________     ____________    ____________    ____________
Revenues from continuing operations:
  Sales                                      $ 20,181,244     $ 16,433,864    $ 36,997,263    $ 32,227,685

Costs and expenses:
  Cost of sales                                13,834,378       11,812,722      25,659,409      22,975,386
  Selling, general and
    administrative expenses                     2,987,631        2,696,442       5,611,137       5,014,938
                                             ____________     ____________    ____________    ____________
      Total costs and expenses                 16,822,009       14,509,164      31,270,546      27,990,324
                                             ____________     ____________    ____________    ____________

Operating income from
  continuing operations                         3,359,235        1,924,700       5,726,717       4,237,361

Other income and (expenses):
  Investment income                               399,159          173,159         775,246         315,213
  Interest expense                                                  (5,609)                        (12,007)
                                             ____________     ____________    ____________    ____________
    Other income, net                             399,159          167,550         775,246         303,206

Income from continuing operations
  before income taxes                           3,758,394        2,092,250       6,501,963       4,540,567

Income taxes (Note 4)                             875,000          425,000       1,450,000         870,000
                                             ____________     ____________    ____________    ____________

Income from continuing operations               2,883,394        1,667,250       5,051,963       3,670,567

Income from discontinued operations,
    net of income taxes                                           (368,636)                       (327,278)
                                             ____________     ____________    ____________    ____________

Net income                                  $   2,883,394    $   1,298,614   $   5,051,963   $   3,343,289
                                             ____________     ____________    ____________    ____________
                                             ____________     ____________    ____________    ____________

Net income per share:
  Continuing operations                     $         .31    $         .18   $         .55   $         .39
  Discontinued operations                                             (.04)                           (.03)
                                             ____________     ____________    ____________    ____________
                                            $         .31    $         .14   $         .55   $         .36
                                             ____________     ____________    ____________    ____________
                                             ____________     ____________    ____________    ____________

Average common and common
  equivalent shares outstanding                 9,259,000        9,425,000       9,234,000       9,412,000
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

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                          Additional                     Cumulative
                                                   Common Stock             Paid in        Retained     Translation
                                                Shares       Amount         Capital        Earnings      Adjustment          Total
                                             __________ _____________    ___________    ____________    ___________    ____________
BALANCE at December 31, 1995                  9,183,401     $459,170     $19,706,125     $34,140,435      ($230,154)    $54,075,576
  Net Income                                                                               8,232,531                      8,232,531
  Shareholder dividends                                                                   (2,868,154)                    (2,868,154)
  Issuance of common stock under
    Employee Stock Purchase Plan                 14,346          717         157,806                                        158,523
  Issuance of common stock under
    Employee Stock Option Plan                   52,381        2,619         466,427                                        469,046
  Tax benefit from nonqualified
    employee stock options                                                    12,701                                         12,701
  Purchase of Communications Systems
    Inc. common stock                          (255,495)     (12,775)       (601,381)     (2,648,527)                    (3,262,683)
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.            112,676        5,634       1,712,675                                      1,718,309
  Cumulative translation adjustment                                                                         479,629         479,629
                                             __________ _____________    ___________    ____________    ___________    ____________
BALANCE at December 31, 1996                  9,107,309      455,365      21,454,353      36,856,285        249,475      59,015,478
  Net Income                                                                               5,051,963                      5,051,963
  Shareholder dividends                                                                   (1,563,406)                    (1,563,406)
  Issuance of common stock to
    Employee Stock Ownership Plan                20,870        1,044         298,956                                        300,000
  Issuance of common stock under
    Employee Stock Option Plan                   73,034        3,652         665,657                                        669,309
  Cumulative translation adjustment                                                                        (159,918)       (159,918)
                                             __________ _____________    ___________    ____________    ___________    ____________
BALANCE at June 30, 1997                      9,201,213     $460,061     $22,418,966     $40,344,842        $89,557     $63,313,426
                                             __________ _____________    ___________    ____________    ___________    ____________
                                             __________ _____________    ___________    ____________    ___________    ____________


See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                      Six Months Ended June 30
                                                                   ____________________________
                                                                            1997           1996
                                                                    ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $    5,051,963  $   3,343,289
    Add:  Loss from discontinued operations                                             327,278
                                                                    ____________   ____________
    Income from continuing operations                                  5,051,963      3,670,567

    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization                                  1,246,477      1,219,550
        Adjustment to marketable securities reserve                      (24,684)        31,134
        Changes in assets and liabilities:
          Decrease in marketable securities                              128,141
          Increase in accounts receivable                             (1,250,215)      (977,050)
          Decrease (increase) in inventory                            (2,236,126)       576,564
          Decrease (increase) in prepaid expenses                        184,692       (191,416)
          Increase in deferred income taxes                             (269,643)      (221,000)
          Increase (decrease) in accounts payable                        431,064     (1,170,408)
          Increase in accrued expenses                                   594,946        394,610
          Increase (decrease) in income taxes payable                    426,952        (93,733)
                                                                    ____________   ____________
            Net cash provided by operating activities                  4,283,567      3,238,818

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (1,601,178)    (1,310,857)
    Decrease in mortgage backed and other investment securities          582,566        498,259
    Decrease (increase) in other assets                                 (458,039)       162,185
    Changes in assets and liabilities of discontinued operations         536,679         23,128
    Decrease in notes receivable from discontinued operations            201,207
    Payment for purchase of Austin Taylor Communications, Ltd.           (79,947)      (135,131)
    Payment for purchase of Automatic Tool and Connector
      Company, Inc., net of cash acquired                                            (1,178,008)
                                                                    ____________   ____________
          Net cash used in investing activities                         (818,712)    (1,940,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                          (47,387)
    Dividends paid                                                    (1,463,882)    (1,294,413)
    Proceeds from issuance of common stock                               969,309        452,171
                                                                    ____________   ____________
          Net cash used in financing activities                         (494,573)      (889,629)
                                                                    ____________   ____________

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          (54,002)         2,756
                                                                    ____________   ____________

NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,916,280        411,521

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      17,799,398     11,703,536
                                                                    ____________   ____________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   20,715,678  $   12,115,057
                                                                    ____________   ____________
                                                                    ____________   ____________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                             $    1,010,076  $     793,841
    Interest paid                                                           --           12,007

                        See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1997, the statements of income for the three and six month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997 and 1996 have been made.

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

The Company's financial statements have been restated to separate the net assets and operating results of Zercom Corporation from the Company's continuing operations. Zercom's operating results were as follows:

                                  Three Months Ended         Six Months Ended
                                      June 30, 1996             June 30, 1996
                                ---------------------      -------------------

  Sales                         $           4,147,833      $         8,813,125
  Costs and expenses                        4,724,513                9,323,714
  Interest income, net                          8,044                   13,311
                                ---------------------      -------------------
  Loss before income taxes                   (568,636)                (497,278)
  Income tax benefit                         (200,000)                (170,000)
                               ----------------------     --------------------
  Net loss                      $            (368,636)     $          (327,278)
                               ======================     ====================


Net assets of discontinued Zercom operations at December 31, 1996 consisted of:

  Accounts receivable                          $             567,679
  Deferred income taxes                                      269,000
  Accrued expenses                                          (300,000)
                                               ----------------------
  Net assets of discontinued operations        $             536,679
                                               ======================

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                            June 30           December 31
                                              1997                  1996
     Finished Goods              $         4,850,001  $          3,957,655
     Raw Materials                        11,205,090             9,904,259
                                 -------------------  --------------------
       Total                     $        16,055,091  $         13,861,914
                                 ===================  ====================

NOTE 4 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 1997 and 1996 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The new standard would have no effect on the Company's net income per share for the periods ended June 30, 1997 and 1996.

NOTE 6 - ACQUISITION OF AUTOMATIC TOOL AND CONNECTOR CO., INC.

Effective January 4, 1996, the Company purchased all the capital stock of Automatic Tool and Connector Co., Inc. for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. The fair value of assets acquired in the transaction was $4,063,000 (which includes excess of cost over net assets acquired of $2,864,000, which is being amortized over ten years on a straight line basis) and liabilities of $872,000 were assumed. Results of Automatic Tool, which are not material to the Company's financial results, are included in Company operations beginning January 4, 1996.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 1997 Compared to
                         Six Months Ended June 30, 1996

Revenues from continuing operations increased $4,770,000 or 15% from the 1996 period. Sales to domestic (U.S. and Puerto Rico) customers increased $3,280,000 or 13%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $2,476,000 or 15%. The sales increase was due to a 78% increase in sales of the Company's CorroShield line of corrosion resistant products from the 1996 period. CorroShield products accounted for 36% of all shipments from U.S. plants in the 1997 period. Sales to retailers increased $317,000 or 14% due to increased sales to Radio Shack stores. Sales to electrical distributors and original equipment manufacturers increased $604,000 or 10%, due to increased sales of data products and increased sales of voice products to distributors.

Sales to international customers increased $1,489,000 or 22%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,344,000 or 25% due to increased sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, increased $145,000 or 10%.

Gross margin as a percentage of sales was 31% compared to 29% in the 1996 period. Margin percentages in U.S. plants were 33% compared to 31% in 1996. Improvements were due to volume drive reductions in manufacturing overhead percentages, which offset higher raw material costs. Margins earned on Austin Taylor products improved to 19% from 17% in the 1996 period for the same reasons.

Selling, general and administrative expenses increased $596,000 or 12% from the 1996 period. The increase was due to increased sales expenses associated with efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products.

Operating income from continuing operations increased $1,489,000 or 35%. Investment income, net of interest expense, increased $472,000 from the 1996 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 22% compared to 19% in the 1996 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's effective tax rate increased because income from Puerto Rico in the 1997 period exceeded the tax credits available to the Company to completely shelter it from U.S tax. Income from continuing operations increased $1,381,000, or 38%. Loss from discontinued operations was $327,000 in the 1996 period. Net income increased $1,709,000, or 51%.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                  Three Months Ended June 30, 1997 Compared to
                        Three Months Ended June 30, 1996

Revenues from continuing operations increased $3,747,000 or 23% from the 1996 period. Sales to domestic (U.S. and Puerto Rico) customers increased $2,222,000 or 17%. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $1,367,000 or 15%. The sales increase was due to an 85% increase in sales of the Company's CorroShield line of corrosion resistant products from the 1996 period. A portion of the increased CorroShield volume was due to shipments scheduled for March which were delayed due to inventory supply problems. CorroShield products accounted for 40% of all shipments from U.S. plants in the 1997 period. Sales to electrical distributors and original equipment manufacturers increased $1,108,000 or 46%, due to increased sales of data products and increased sales of CorroShield products to distributors. Sales to retailers decreased $44,000 or 3%.

Sales to international customers increased $1,525,000 or 50%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,127,000 or 48% due to increased sales of metal street cabinets and CATV customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, increased $398,000 or 57% due to increased export sales of CorroShield products.

Gross margin as a percentage of sales was 31% compared to 28% in the 1996 period. Margin percentages in U.S. plants were 34% compared to 31% in 1996. Improvements were due to volume drive reductions in manufacturing overhead percentages, which offset higher raw material costs. Margins earned on Austin Taylor products improved to 19% from 12% in the 1996 period for the same reasons.

Selling, general and administrative expenses increased $291,000 or 11% from the 1996 period. The increase was due to increased sales expenses associated with efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products.

Operating income from continuing operations increased $1,435,000 or 75%. Investment income, net of interest expense, increased $232,000 from the 1996 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 23% compared to 20% in the 1996 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's effective tax rate increased because income from Puerto Rico in the 1997 period exceeded the tax credits available to the Company to completely shelter it from U.S tax. Income from continuing operations increased $1,216,000, or 73%. Loss from discontinued operations was $369,000 in the 1996 period. Net income increased $1,585,000, or 122%.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                        Liquidity and Capital Commitments

At June 30, 1997, the Company held approximately $20,716,000 of cash compared to $17,799,000 at December 31, 1996. Working capital was $40,487,000 compared to $35,598,000 at December 31, 1996. The Company's current ratio was 5.0 to 1 compared to 5.1 to 1 at December 31, 1996. In addition to its cash and working capital balances, the Company also holds investments in long-term securities and notes receivable totaling $8,571,000.

Net cash provided by operating activities was $4,286,000 compared to $3,239,000 in the first six months of 1996. Cash was utilized during the period to finance increases in accounts receivable and inventory, purchase new plant and equipment and pay dividends.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit, which shelters the Company's Puerto Rico income from U.S. income tax, was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applied to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1997 at the full U.S. rate, income tax expense would have increased by $1,200,000.

The Company's balance sheet remains strong, with stockholders' equity of $63,313,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

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

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 22, 1997 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 9,191,213 of which 8,584,389 were present either in person or by proxy. Shareholders reelected Board Members Paul J. Anderson, Wayne
E. Sampson and Frederick M. Green to three year terms expiring at the 2000 Annual Meeting of Shareholders. Shareholders also elected Luella Gross Goldberg and Gerald D. Pint to newly created Board positions. Ms. Goldberg's term expires at the 1999 Annual Meeting of Shareholders and Mr. Pint's term expires at the 1998 Annual Meeting of Shareholders. The vote in favor of electing these Board Members is summarized below.

                                        In Favor               Abstaining
     Paul J. Anderson                   8,565,189                 19,200
     Wayne E. Sampson                   8,519,201                 65,188
     Frederick M. Green                 8,565,889                 18,500
     Luella Gross Goldberg              8,563,989                 20,400
     Gerald D. Pint                     8,565,489                 18,900

Other Board Members continuing in office are Curtis A. Sampson and Joseph W. Parris (whose terms expire at the 1998 Annual Meeting of Shareholders) and Edwin
C. Freeman, Edward E. Strickland and John C. Ortman (whose terms expire at the 1999 Annual Meeting of Shareholders).


Items 5 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      Communications Systems, Inc.

                                  By  Paul N. Hanson
                                      ----------------------------
                                      Paul N. Hanson
                                      Vice President and
                                      Chief Financial Officer
Date:  August 13, 1997