Form 10-Q
period 1997-09-30
COMMUNICATIONS SYSTEMS INC
filed 1997-11-13
CIK 22701

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

For the quarterly period ended  SEPTEMBER 30, 1997
                               --------------------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

        CLASS                                    Outstanding at October 31, 1997
-----------------------                          -------------------------------
Common Stock, par value                                      9,322,835
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


                   PART I. FINANCIAL INFORMATION

               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                              September 30       December 31
Assets:                                               1997              1996
                                              ------------      ------------
Current assets:
   Cash                                       $ 23,644,909      $ 17,799,398
   Marketable securities                           796,100           889,782
   Receivables, net                             12,213,181        10,375,080
   Inventories - Note 3                         18,105,242        13,861,914
   Prepaid expenses                                424,905           460,692
   Deferred income taxes                         1,062,283           792,000
                                              ------------      ------------
      Total current assets                      56,246,620        44,178,866

Property, plant and equipment                   26,072,307        24,299,704
   less accumulated depreciation               (16,845,146)      (15,335,114)
                                              ------------      ------------
   Net property, plant and equipment             9,227,161         8,964,590

Net assets of discontinued operations                                536,679

Other assets:
  Investments in mortgage backed and other
   securities                                    3,669,383         4,487,934
  Excess of cost over net assets acquired        2,972,751         3,166,422
  Deferred income taxes                            835,047           835,047
  Notes receivable from sale of assets of
    discontinued operations                      4,665,390         4,866,597
  Other assets                                   1,059,483           559,979
                                              ------------      ------------
      Total other assets                        13,202,054        13,915,979
                                              ------------      ------------

Total Assets                                  $ 78,675,835      $ 67,596,114
                                              ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                           $  4,429,178      $  3,164,406
   Accrued expenses                              3,464,539         2,622,853
   Dividends payable                               837,498           728,585
   Income taxes payable                          3,051,549         2,064,792
                                              ------------      ------------
      Total current liabilities                 11,782,764         8,580,636

Stockholders' Equity                            66,893,071        59,015,478
                                              ------------      ------------

Total Liabilities and Stockholders' Equity    $ 78,675,835      $ 67,596,114
                                              ============      ============

              See notes to consolidated financial statements.

                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

                                               Three Months Ended September 30     Nine Months Ended September 30
                                                ------------------------------     ------------------------------
                                                        1997              1996             1997              1996
                                                ------------      ------------     ------------      ------------
Revenues from continuing operations:
  Sales                                         $ 19,790,212      $ 18,390,779     $ 56,787,475      $ 50,618,464

Costs and expenses:
  Cost of sales                                   13,015,205        12,529,048       38,674,614        35,504,434
  Selling, general and
    administrative expenses                        2,742,209         2,869,937        8,353,346         7,884,875
                                                ------------      ------------     ------------      ------------
      Total costs and expenses                    15,757,414        15,398,985       47,027,960        43,389,309
                                                ------------      ------------     ------------      ------------

Operating income from
  continuing operations                            4,032,798         2,991,794        9,759,515         7,229,155

Other income and (expenses):
  Investment income                                  456,567           175,506        1,231,813           490,719
  Interest expense                                                      (4,492)                           (16,499)
                                                ------------      ------------     ------------      ------------
    Other income, net                                456,567           171,014        1,231,813           474,220

Income from continuing operations
  before income taxes                              4,489,365         3,162,808       10,991,328         7,703,375

Income taxes (Note 4)                              1,335,000           730,000        2,785,000         1,600,000
                                                ------------      ------------     ------------      ------------

Income from continuing operations                  3,154,365         2,432,808         8,206,328        6,103,375

Loss from discontinued operations,
    net of income taxes                                                 (27,846)                         (355,124)
Loss on disposal of discontinued operations,
  including provision of $30,000 for operating
  losses during disposal period (net of income
  tax benefit of $133,000)                                            (393,000)                          (393,000)
                                                ------------      ------------     ------------      ------------

Net income                                     $   3,154,365     $   2,011,962    $   8,206,328     $   5,355,251
                                                ============      ============     ============      ============

Net income per share:
  Continuing operations                        $         .33     $         .26    $         .88     $         .65
  Discontinued operations                                                 (.05)                              (.08)
                                                ------------      ------------     ------------      ------------
                                               $         .33     $         .21    $         .88     $         .57
                                                ============      ============     ============      ============

Average common and common
  equivalent shares outstanding                    9,444,000         9,371,000        9,299,000         9,393,000
                                                ============      ============     ============      ============

                                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                     Additional                    Cumulative
                                               Common Stock            Paid in        Retained    Translation
                                            Shares       Amount        Capital        Earnings     Adjustment           Total
                                         --------- -------------- -------------  --------------  -------------  --------------
BALANCE at December 31, 1995             9,183,401    $ 459,170    $ 19,706,125    $ 34,140,435    $  (230,154)   $ 54,075,576
  Net Income                                                                          8,232,531                      8,232,531
  Shareholder dividends                                                              (2,868,154)                    (2,868,154)
  Issuance of common stock under
    Employee Stock Purchase Plan            14,346          717         157,806                                        158,523
  Issuance of common stock under
    Employee Stock Option Plan              52,381        2,619         466,427                                        469,046
  Tax benefit from nonqualified
    employee stock options                                               12,701                                         12,701
  Purchase of Communications Systems
    Inc. common stock                     (255,495)     (12,775)       (601,381)     (2,648,527)                    (3,262,683)
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.       112,676        5,634       1,712,675                                      1,718,309
  Cumulative translation adjustment                                                                    479,629         479,629
                                         --------- -------------- -------------  --------------  -------------  --------------
BALANCE at December 31, 1996             9,107,309      455,365      21,454,353      36,856,285        249,475      59,015,478
  Net Income                                                                          8,206,328                      8,206,328
  Shareholder dividends                                                              (2,400,904)                    (2,400,904)
  Issuance of common stock under
    Employee Stock Purchase Plan            16,622          831         182,842                                        183,673
  Issuance of common stock to
    Employee Stock Ownership Plan           20,870        1,044         298,956                                        300,000
  Issuance of common stock under
    Employee Stock Option Plan             162,334        8,117       1,817,892                                      1,826,009
  Cumulative translation adjustment                                                                   (237,513)       (237,513)
                                         --------- -------------- -------------  --------------  -------------  --------------
BALANCE at September 30, 1997            9,307,135    $ 465,357    $ 23,754,043    $ 42,661,709   $     11,962    $ 66,893,071
                                         ========= ============== =============  ==============  =============  ==============

                                       See  notes  to   consolidated   financial
statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)
                                                        Nine Months Ended September 30
                                                          ----------------------------
                                                                   1997           1996
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   8,206,328  $   5,355,251
  Add:  Loss from discontinued operations                                      748,124
                                                           ------------   ------------
  Income from continuing operations                           8,206,328      6,103,375

  Adjustments  to  reconcile  income  from  continuing
    operations  to net  cash provided by operating
    activities:
      Depreciation and amortization                           1,872,513      1,832,389
      Adjustment to marketable securities reserve               (34,459)        39,579
      Loss on foreign exchange                                   73,696
      Changes in assets and liabilities:
        Decrease in marketable securities                       128,141
        Increase in accounts receivable                      (1,859,360)    (2,101,972)
        Decrease (increase) in inventory                     (4,337,843)     2,078,504
        Decrease (increase) in prepaid expenses                  32,717       (260,366)
        Increase in deferred income taxes                      (269,310)
        Increase (decrease) in accounts payable               1,364,665       (786,495)
        Increase in accrued expenses                          1,177,422        304,049
        Increase (decrease) in income taxes payable             992,716        591,591
                                                           ------------   ------------
          Net cash provided by operating activities           7,347,226      7,800,654

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (1,981,448)    (1,576,342)
  Decrease in mortgage backed and other
    investment securities                                       818,551        755,171
  Decrease (increase) in other assets                          (600,910)       190,377
  Changes in assets and liabilities of discontinued
    operations                                                  536,679        142,513
  Decrease in notes receivable from discontinued operations     201,207
  Payment for purchase of Austin Taylor Communications, Ltd.    (79,947)      (135,131)
  Payment for purchase of Automatic Tool and Connector
    Company, Inc., net of cash acquired                                     (1,178,008)
                                                           ------------   ------------
        Net cash used in investing activities                (1,105,868)    (1,801,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                                   (58,969)
  Dividends paid                                             (2,291,991)    (2,042,130)
  Proceeds from issuance of common stock                      2,009,682        610,694
  Purchases of Communications Systems, Inc. common stock                    (1,326,412)
                                                           ------------   ------------
        Net cash used in financing activities                  (282,309)    (2,816,817)
                                                           ------------   ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                (113,538)         6,229
                                                           ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,845,511      3,188,646

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             17,799,398     11,703,536
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  23,644,909  $  14,892,182
                                                           ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                       $   1,786,294  $   1,004,628
  Interest paid                                                                 16,499

                   See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1997, the statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1997 and 1996 have been made.

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

In February, 1997 the Company issued 20,870 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1996 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $300,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

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

The Company's financial statements have been restated to separate the net assets and operating results of Zercom Corporation from the Company's continuing operations. Zercom's operating results were as follows:

                                             Three Months Ended    Nine Months Ended
                                             September 30, 1996   September 30, 1996

 Sales                                              $ 3,033,690         $ 11,846,815
 Costs and expenses                                   3,077,965           12,401,679
 Interest income, net                                    11,429               24,740
                                                ----------------     ----------------
 Loss before income taxes                               (32,846)            (530,124)
 Income tax benefit                                      (5,000)            (175,000)
                                                ----------------     ----------------
 Loss from operations                                    27,846)            (355,124)
 Loss on disposal of discontinued operations,
  including provision of $30,000 for operating
  losses during disposal period, net of tax
  benefits of $133,000                                 (393,000)            (393,000)
                                                ----------------     ----------------
                                                    $  (420,846)        $   (748,124)
                                                ================     ================

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets of discontinued Zercom operations at December 31, 1996 consisted of:
   Accounts receivable                             $  567,679
   Deferred income taxes                              269,000
   Accrued expenses                                  (300,000)
                                                   -----------
   Net assets of discontinued operations           $  536,679
                                                   ===========

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                     September 30           December 31
                                             1997                  1996
     Finished Goods                 $   4,928,649          $  3,957,655
     Raw Materials                     13,176,593             9,904,259
                                    -------------          ------------
       Total                        $  18,105,242          $ 13,861,914
                                    =============          ============

NOTE 4 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 1997 and 1996 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

The Puerto Rico Bureau of Income Tax has examined the Company's tax returns for 1993, 1994 and 1995 and has proposed certain adjustments to taxable income which the Company is contesting. If the Bureau of Income Tax positions were to prevail, it could affect the Company's U.S. federal and state tax liabilities in those years, and have ramifications for future years income taxes. The Company believes this matter will be resolved with no material adverse effect on financial position or results of operations.

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares reflect the dilutive effect of outstanding stock options. Primary and fully diluted earnings per share are substantially the same.

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The new standard would have no material effect on the Company's net income per share for the periods ended September 30, 1997 and 1996.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 1997 Compared to
                      Nine Months Ended September 30, 1996

Revenues from continuing operations increased $6,169,000 or 12% from the 1996 period. Sales to domestic (U.S. and Puerto Rico) customers increased $4,428,000 or 11%. The sales increase was due to a 66% increase in sales of the Company's CorroShield line of corrosion resistant products from the 1996 period. CorroShield products accounted for 37% of all shipments from U.S. plants in the 1997 period. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) increased $2,268,000 or 9%. Sales to retailers increased $763,000 or 20% due to increased sales to Radio Shack stores. Sales to electrical distributors and original equipment manufacturers increased $1,458,000 or 16%.

Sales to international customers increased $1,741,000 or 17%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,619,000 or 20% due to increased sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, increased $122,000 or 6%.

Gross margin as a percentage of sales was 32% compared to 30% in the 1996 period. Margin percentages in U.S. plants were 35% compared to 32% in 1996. Improvements were due to volume drive reductions in manufacturing overhead percentages and reductions of unfavorable production overhead variances, which offset higher raw material costs. Margins earned on Austin Taylor products improved to 19% from 18% in the 1996 period for the same reasons.

Selling, general and administrative expenses increased $468,000 or 6% from the 1996 period. The increase was due to increased sales expenses associated with efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products. These increases offset selling and administrative expense reductions at Austin Taylor.

Operating income from continuing operations increased $2,530,000 or 35%. Investment income, net of interest expense, increased $758,000 from the 1996 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 25% compared to 21% in the 1996 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's effective tax rate increased because income from Puerto Rico in the 1997 period exceeded the tax credits available to the Company to completely shelter it from U.S tax. Income from continuing operations increased $2,103,000, or 38%. Loss from discontinued operations was $748,000 in the 1996 period. Net income increased $2,851,000, or 53%.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Revenues from continuing operations increased $1,399,000 or 8% from the 1996 period. Sales to domestic (U.S. and Puerto Rico) customers increased $1,147,000 or 8%. The sales increase was due to an 47% increase in sales of the Company's CorroShield line of corrosion resistant products from the 1996 period. CorroShield products accounted for 38% of all shipments from U.S. plants in the 1997 period. Sales to electrical distributors and original equipment manufacturers increased $854,000 or 46%, due to increased sales of CorroShield products to distributors. Sales to retailers increased $446,000 or 32% due to strong sales to Radio Shack stores. Sales to the Big 8 telephone companies (the seven Regional Bell Operating Companies and GTE) decreased $208,000 or 2%.

Sales to international customers increased $252,000 or 7%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $275,000 or 9% due to increased sales of metal street cabinets and CATV customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, decreased $23,000 or 3%.

Gross margin as a percentage of sales was 34% compared to 32% in the 1996 period. Margin percentages in U.S. plants were 37% compared to 34% in 1996. . Improvements were due to volume drive reductions in manufacturing overhead percentages and reductions of unfavorable production overhead variances, which offset higher raw material costs. Margins earned on Austin Taylor products declined to 19% from 20% in the 1996 period due to higher raw material costs.

Selling, general and administrative expenses decreased $128,000 or 4% from the 1996 period. The decrease was due to lower selling and administrative expenses at Austin Taylor and lower corporate administrative expenses, which offset increased U.S. apparatus sales expenses for data products and export products.

Operating income from continuing operations increased $1,041,000 or 37%. Investment income, net of interest expense, increased $286,000 from the 1996 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 30% compared to 23% in the 1996 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's effective tax rate increased because income from Puerto Rico in the 1997 period exceeded the tax credits available to the Company to completely shelter it from U.S tax. Income from continuing operations increased $722,000, or 30%. Loss from discontinued operations was $421,000 in the 1996 period. Net income increased $1,142,000, or 57%.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                        Liquidity and Capital Commitments

At September 30, 1997, the Company held approximately $23,645,000 of cash compared to $17,799,000 at December 31, 1996. Working capital was $44,464,000 compared to $35,598,000 at December 31, 1996. The Company's current ratio was
4.8 to 1 compared to 5.1 to 1 at December 31, 1996. In addition to its cash and working capital balances, the Company also holds investments in long-term securities and notes receivable totaling $8,335,000.

Net cash provided by operating activities was $7,347,000 compared to $7,801,000 in the first nine months of 1996. Cash was utilized during the period to finance increases in accounts receivable and inventory, purchase new plant and equipment and pay dividends. The Company received $2,010,000 of cash in the 1997 period from issuance of its common stock, mostly due to exercises of employee stock options.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit, which shelters the Company's Puerto Rico income from U.S. income tax, was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applied to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1997 at the full U.S. rate, income tax expense would have increased by approximately $1,800,000.

The Company's balance sheet remains strong, with stockholders' equity of $66,893,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

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

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of the Regional Bell Operating Companies and other customers, competitive products, and other factors.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Items 1 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                          Communications Systems, Inc.

                                                By  Paul N. Hanson
                                                    Paul N. Hanson
                               Vice President and
                             Chief Financial Officer
Date:  November 13, 1997