Form 10-K
period 1997-12-31
COMMUNICATIONS SYSTEMS INC
filed 1998-03-31
CIK 22701

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

                   For the fiscal year ended December 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                               41-0957999
----------------------------------                          --------------------
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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $127,328,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 10, 1998.

As of March 11, 1998 there were outstanding 9,349,552 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1998 is incorporated by reference into Part III of this Form 10-K.
================================================================================

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

(c)  NARRATIVE DESCRIPTION OF BUSINESS

(1)  Telephone Station Apparatus Segment

     Telephone station apparatus is manufactured and marketed under the "Suttle Apparatus" brand name in the United States (U.S.) and internationally and through Austin Taylor Communications in the United Kingdom (U.K.), Europe and other foreign countries. Fiber optic connector products are manufactured and marketed by Automatic Tool and Connector Co. in the U.S. and internationally. Suttle Apparatus sales were $58,325,000 in 1997, or 77% of consolidated revenues. Sales by Austin Taylor Communications accounted for $13,316,000 or 18% of consolidated revenues. Sales by Automatic Tool and Connector Co. were $4,091,000 or 5% of consolidated revenues.

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

     (B)  Markets and Marketing

     The Company competes in all major segments of the telephone station apparatus market. These market segments include the "Big 6" telephone companies (the five Regional Bell Operating Companies, or "RBOCs" and GTE), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These markets are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications.

     As a group, sales to the Big 6 telephone companies, both directly and through distribution, were approximately $38,027,000 in 1997 and $34,271,000 in 1996, which represented about 65% of Suttle Apparatus' sales in each year. Sales to GTE Supply and KGP, Inc., the principal distributors serving this market, amounted to 23% and 13%, respectively, of Suttle Apparatus' sales in 1997. Sales to Sprint North Supply, another large distributor serving this market were approximately 10% of Suttle Apparatus' sales in 1996.

     Approximately 10% of Suttle Apparatus' 1997 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

     The market for business and network systems products is the fastest growing segment of the station apparatus industry. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturers representatives, through distribution, and through the Company's sales staff. Sales of products for business and network systems accounted for 13% of Suttle Apparatus' 1997 revenues.

     The balance of Suttle Apparatus' sales in 1997 and 1996 were to original equipment manufacturers and non-Big 6 telephone companies. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

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

     (D)  Order Book

     Suttle Apparatus manufactures its station apparatus on the basis of estimated customer requirements. Outstanding customer orders at March 1, 1998 were approximately $3,664,000 compared to approximately $4,600,000 at March 1, 1997. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

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

     (F)  Research and Development; Patents

     The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was the Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's new SpeedStar line of high speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard.

     Historically, the Company has not relied on patents to protect its competitive position in the station apparatus market. However, duplication of Company designs by foreign apparatus manufacturers has caused the Company to apply for design patents on a number of station apparatus products.

     The Company's "Suttle Apparatus" brand name is important to its business. The Company regularly supports this name by trade advertising and believes it is well known in the marketplace.

     (ii)  Austin Taylor Operations

     Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames.

     Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Cable and Wireless Communications, Northern Telecom Europe, Lucent Technologies and British Telecom. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 78% and 76% of Austin Taylor sales were to United Kingdom customers in 1997 and 1996, respectively.

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

     Outstanding customer orders for Austin Taylor products were approximately $754,000 at March 1, 1998 compared to $1,531,000 at March 1, 1997. Because Austin Taylor fills new orders on a relatively short time table, the Company does not believe its order book is a significant indicator of future results.

     (iii) Automatic Tool and Connector Company Operations

     Effective January 4, 1996, by its acquisition of Automatic Tool and Connector Company ("ATC"), the Company entered the rapidly growing market for fiber optic connector products. Located in Elizabeth, New Jersey, ATC manufactures a line of high performance fiber optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. ATC's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes.

     ATC markets its products to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff and a network of distributors and manufacturers representatives, including Graybar Electric Company, Arcade Electronics and Primestock. Export sales of ATC products were $538,000 in 1997 accounting for 13% of ATC's sales.

     Outstanding customer orders for ATC's products were approximately $197,000 at March 1, 1998 compared to $80,000 at March 1, 1997. Because ATC fills new orders on a relatively short time table, the Company does not believe its order book is a significant indicator of future results.

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

(3)  Employment Levels

     As of March 1, 1998 the Company employed 950 people. Of this number, 936 were engaged in telephone equipment manufacturing operations (including 224 in Puerto Rico, 179 in Hector, Minnesota, 37 in Elizabeth, New Jersey, 319 in Costa Rica and 177 in Wales) and 14 held general and administrative positions. The Company considers its employee relations to be good.

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

 (5)  Executive Officers of Registrant

     The executive officers of the Company and their ages at March 1, 1998 were as follows:

     Name                   Age            Position (1)

     Curtis A. Sampson      64             Chairman of the Board, President
                                           and Chief Executive Officer [1970]

     Jeffrey K. Berg        55             President and General Manager
                                           Suttle Apparatus Corporation [1990]

     Paul N. Hanson         51             Vice President - Finance, Treasurer
                                           and Chief Financial Officer [1982]

     John C. Hudson         53             Managing Director, Austin Taylor
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

-- The Company leases a 5,000 square foot facility in Elizabeth, New Jersey where Automatic Tool and Connector Company manufactures its fiber optic connector products.

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

     The table below presents the price range of high and low trades of the Company's common stock for each period indicated as reported by NASDAQ:

                       1997                                   1996
               ------------------                     ---------------------
                 High         Low                       High            Low
               -------    --------                   --------       --------
First          $15.13      $13.50                     $16.25         $13.25
Second          15.00       12.50                      16.50          12.75
Third           22.63       14.00                      15.88          11.25
Fourth          22.75       16.00                      16.00          12.50


 (b)     HOLDERS

     At March 1, 1998 there were approximately 785 holders of record of Communications Systems, Inc. common stock.


(c)      DIVIDENDS

         The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable in fiscal 1996 and 1997 were as follows:

               January 1, 1996 - April, 1996             $.07
               July 1, 1996 - April, 1997                 .08
               July 1, 1997 - Present                     .09

ITEM 6.  SELECTED FINANCIAL DATA

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                         SELECTED FINANCIAL INFORMATION
                     (in thousands except per share amounts)

                                                                                           Year Ended December 31
                                                                        -----------------------------------------------------------
                                                                           1997         1996         1995         1994         1993
                                                                        -------      -------      -------      -------      -------
Selected Income Statement Data
Revenues From Continuing Operations                                    $ 75,732     $ 68,705     $ 66,004     $ 57,077     $ 47,896

Costs and Expenses:
  Cost of Sales                                                          52,302       47,719       47,297       40,812       33,348
  Selling, General and Administrative Expenses                           10,947       10,581        8,519        8,180        7,126
                                                                        -------      -------      -------      -------      -------
    Total Costs and Expenses                                             63,249       58,300       55,816       48,992       40,474

Operating Income From Continuing Operations                              12,483       10,405       10,189        8,086        7,422

Other Income, Net                                                         1,654          799          899          341          567

Income From Continuing Operations Before Income Taxes                    14,137       11,204       11,088        8,427        7,988
Income Tax Expense                                                        3,200        2,250        2,164        1,616        1,308
                                                                        -------      -------      -------      -------      -------
Income From Continuing Operations                                        10,937        8,954        8,924        6,811        6,680
Income (Loss) From Discontinued Operations, Net of Taxes                                (721)         160           (7)          55
                                                                        -------      -------      -------      -------      -------
Net Income                                                             $ 10,937      $ 8,233      $ 9,084      $ 6,804      $ 6,735
                                                                        =======      =======      =======      =======      =======

Basic Net Income (Loss) Per Common Share:
  Continuing Operations                                                $   1.18      $   .97      $   .98      $   .76      $   .75
  Discontinued Operations                                                               (.08)         .02                       .01
                                                                        -------      -------      -------      -------      -------
      Basic Net Income Per Share                                       $   1.18      $   .89      $  1.00      $   .76      $   .76
                                                                        =======      =======      =======      =======      =======

Diluted Net Income (Loss) Per Common Share
  Continuing Operations                                                $   1.17      $   .96      $   .97      $   .75      $   .74
  Discontinued Operations                                                               (.08)         .02                       .01
                                                                        -------      -------      -------      -------      -------
      Diluted Net Income Per Share                                     $   1.17      $   .88      $   .99      $   .75      $   .75
                                                                        =======      =======      =======      =======      =======

Cash Dividends Per Share                                               $    .34      $   .30      $   .26      $   .22      $   .19
                                                                        =======      =======      =======      =======      =======

Average Common and Potential Common
  Shares Outstanding                                                      9,325        9,352        9,217        9,093        9,026
                                                                        =======      =======      =======      =======      =======

Selected Balance Sheet Data
Total Assets                                                           $ 77,518     $ 67,596     $ 61,945     $ 54,799     $ 46,105
Property, Plant and Equipment, Net                                        9,675        8,965        8,658        8,132        5,883
Working Capital                                                          48,514       35,906       29,039       22,420       20,283
Net Assets of Discontinued Operations                                                    537        9,255        8,033        5,218
Assets of Businesses Transferred Under
  Contractual Arrangements                                                                                         593        1,001
Stockholders' Equity                                                     69,264       59,015       54,076       45,566       40,365


 ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              1997 Compared to 1996

Sales increased 10% to $75,732,000. Operating income increased 20% to $12,483,000. Sales to customers in the United States (U.S.) increased 10% to $59,674,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 11% to $38,027,000, accounting for 64% of U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 8%. Sales to retail customers increased 11% due to increased sales to Radio Shack. U.S. export sales, including sales to Canada decreased 9% to $2,741,000.

The sales increases were generated by a 56% increase in sales of the Company's CorroShield line of corrosion resistant connectors. CorroShield product sales totaled $23,610,000 in 1997 compared to $15,123,000 in 1996. During 1997, two additional RBOCs converted to this product line for the majority of their residential installations. This product conversion resulted in an 11% decline in sales of conventional voice connecting products in 1997, a trend the Company expects to continue. Sales of data products increased 8% to $7,314,000. Sales of fiber optic connector products decreased 15% to $4,091,000.

Sales by Austin Taylor Communications, Ltd., the Company's United Kingdom (U.K.) based subsidiary increased 18% to $13,316,000. Growth was due to increased sales of network termination equipment and street cabinets to U.K. cable television companies and increased sales of plastic and metal distribution boxes through the distributor market.

Gross margins on sales increased 12% to $23,430,000. Gross margin as a percentage of sales was 31%, unchanged from 1996. Gross margin in U.S. plants was 34% compared to 33% in 1996. Improvement in gross margin was due to lower purchase costs for certain raw materials and improved manufacturing overhead efficiencies due to increased production volumes. Margins on Austin Taylor products were 18% compared to 19% in 1996. The decline in margins was due to product development costs and increased costs for certain raw materials.

Selling, general and administrative expenses increased $366,000 or 3%. The increase was due to increased sales expenses associated with efforts to increase sales of the Company's data products and develop export markets for U.S. apparatus products. These U.S. sales expense increases more than offset lower sales expenses at Austin Taylor and lower corporate expenses.

Investment income, net of interest expense, increased $855,000 due to increased levels of funds available for investment and interest on notes receivable from the sale of discontinued operations.

Income from continuing operations before income taxes increased $2,933,000 or 26%. The Company's effective income tax rate was 22.6% compared to 20.1% in 1996. The increase in the tax rate was due to increased U.S. taxes on the Company's earnings in Puerto Rico. Income from continuing operations increased $1,983,000 or 22%.

                              1996 Compared to 1995

Revenues from continuing operations increased 4% to $68,705,000. Operating income from continuing operations increased 2% to $10,405,000. Sales to customers in the United States (U.S.) increased 11% to $54,421,000. Sales to the Big 6 telephone companies increased 9% and accounted for 63% of U.S. apparatus sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 29%. The sales increases were generated by increased sales of the Company's CorroShield line of corrosion resistant connectors and by sales of the fiber optic connector products acquired in the January, 1996 purchase of Automatic Tool and Connector Company, Inc. CorroShield sales increased 3% to $15,123,000 in 1996, accounting for 28% of all U.S. shipments. Sales of data products increased 9% to $6,746,000 and accounted for 12% of U.S. shipments. Sales to retail customers decreased 8% primarily due to loss of the Company's sales contract with Coast-to-Coast stores. Sales to international customers from the Company's U.S. plants, including sales to Canada, decreased 1% to $3,020,000 as sales of fiber optic products offset lower station apparatus sales.

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

                          Acquisitions and Dispositions

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. ("ATC") of Union, New Jersey, in exchange for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. ATC is a manufacturer of high performance fiber optic connectors, interconnect devices and coaxial cable assemblies for the telecommunications, medical electronics, computer and other markets. The acquisition represents the Company's entry into the market for fiber optic connectors, which is the fastest growing segment in the telecommunications connector market. Sales of fiber optic products were $4,091,000 and $4,789,000 in 1997 and 1996, respectively. The decrease in sales was due to loss of the business of a major OEM customer who is also a competitor of Suttle Apparatus and design and production problems with the Company's Quick Term TM fiber optic connector product. The Company has upgraded this product for 1998 to address these problems. ATC's operating income was $30,000 and $129,000 in 1997 and 1996, respectively.

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

                                Year 2000 Issues

The Company's U.S. accounting and management control systems are Year 2000 compliant. Austin Taylor's facilities are not currently Year 2000 compliant, and will be upgraded in the third quarter of 1998. The Company has also been in contact with its major customers and suppliers to ensure that Year 2000 issues do not cause any unforseen electronic data interchange or other problems. Year 2000 issues are not expected to have a material effect on the Company's operations or financial results.

                         Liquidity and Capital Resources

At December 31, 1997, the Company had approximately $23,192,000 of cash, cash equivalents and short-term U.S. Treasury investments compared to $17,799,000 of cash and cash equivalents at December 31, 1996. The Company had working capital of approximately $48,514,000 and a current ratio of 6.9 to 1 compared to working capital of $35,906,000 and a current ratio of 5.2 to 1 at the end of 1996.

Cash flow provided by operations was approximately $7,545,000 in 1997 compared to $10,572,000 in 1996. The decrease was due to the increased inventory and accounts receivable levels caused by the Company's increased levels of business. Investing activities utilized $6,435,000 in cash in 1997. Cash investments in U.S. Treasury bills and new plant and equipment in 1997 were $5,249,000 and $2,878,000, respectively. Capital additions were primarily related to improvements to manufacturing facilities in Minnesota and Costa Rica. The Company expects to spend $2,500,000 on capital additions in 1998.

Net cash used in financing activities decreased to $891,000. Proceeds from common stock issuances, principally exercises of key employee stock options, offset an increase in the Company's common stock dividend. In 1996, the Company purchased and retired 255,495 common shares under an authorization by the Board of Directors, at a cost of $3,263,000. The Company did not purchase any Company stock in 1997. However, the Company does intend to purchase and retire additional shares in 1998 if warranted by market conditions and the Company's financial position.

The bulk of the Company's U.S. apparatus manufacturing operations are located in Puerto Rico. Until 1994, substantially all the earnings of the Puerto Rico operations were sheltered from U.S. income tax due to the possessions tax credit (Internal Revenue Code Section 936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $791,000, $352,000 and $272,000 in 1997, 1996 and 1995, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1997 at the full U.S. rate, income tax expense would have increased by $1,987,000.

At December 31, 1997  approximately  $35,032,000,  $8,782,000  and $1,545,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 1997, the Company had no outstanding obligations for notes payable or long-term debt. The Company has a $2,000,000 bank line of credit available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                         Changes in Accounting Standards

         Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share for prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options. Adoption of the new standard did not have a material effect on the Company's net income per share.

         The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard will have no material effect on the Company's results of operations or financial position.

         The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures from prior periods are required to be restated. Adoption of this standard will have no material effect on the Company's results of operations or financial position.

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


                                           /s/ Curtis A. Sampson
                                           -------------------------------------
                                           Curtis A. Sampson
                                           President and Chief Executive Officer


                                           /s/ Paul N. Hanson
                                           -------------------------------------
                                           Paul N. Hanson
March 27, 1998                             Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and its subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche   LLP
---------------------------
Deloitte & Touche LLP
February 20, 1998
Minneapolis, Minnesota

                                    COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                                  December 31
                                                                                        ------------------------------
                                                                                                1997              1996
                                                                                        ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 17,942,315      $ 17,799,398
  Investments in U.S. Treasury securities (Note 3)                                         5,249,314
  Marketable equity securities (Note 3)                                                      802,045           889,782
  Trade accounts receivable, less allowance for
    doubtful accounts of  $796,000 and $306,000 respectively                              12,571,511        10,682,546
  Inventories (Note 4)                                                                    18,438,531        13,861,914
  Prepaid expenses                                                                           684,221           460,692
  Deferred income taxes (Note 9)                                                           1,080,000           792,000
                                                                                        ------------      ------------
      TOTAL CURRENT ASSETS                                                                56,767,937        44,486,332

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 5)                                          9,674,861         8,964,590

NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                                                                 536,679

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)                                         2,881,544         3,166,422
  Investments in mortgage backed and other securities (Notes 1 and 3)                      3,356,568         4,487,934
  Note receivable from sale of assets of discontinued
   contract manufacturing operations (Note 2)                                              4,557,767         4,866,597
  Deferred income taxes (Note 9)                                                             114,047           835,047
  Other assets                                                                               165,204           252,513
                                                                                        ------------      ------------
    TOTAL OTHER ASSETS                                                                    11,075,130        13,608,513
                                                                                        ------------      ------------

TOTAL ASSETS                                                                            $ 77,517,928      $ 67,596,114
                                                                                        ============      ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $  2,770,628      $ 3,164,406
  Accrued expenses                                                                         3,030,736         2,622,853
  Dividends payable                                                                          839,399           728,585
  Income taxes payable                                                                     1,613,469         2,064,792
                                                                                        ------------      ------------
    TOTAL CURRENT LIABILITIES                                                              8,254,232         8,580,636

LEASE COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common  stock,  par  value  $.05  per  share;  30,000,000  shares  authorozed;
    9,326,652 and 9,107,309 shares issued and
    outstanding, respectively (Notes 1 and 8)                                                466,333           455,365
  Additional paid-in capital                                                              24,132,771        21,454,353
  Retained earnings                                                                       44,552,855        36,856,285
  Cumulative translation adjustments (Note 1)                                                111,737           249,475
                                                                                        ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                                            69,263,696        59,015,478
                                                                                        ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 77,517,928      $ 67,596,114
                                                                                        ============      ============

                                   See   notes   to    consolidated    financial
statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year Ended December 31
                                                                 --------------------------------------------------
                                                                         1997               1996               1995
                                                                 ------------       ------------       ------------
REVENUES FROM CONTINUING OPERATIONS (Note 10):                   $ 75,731,651       $ 68,704,940       $ 66,004,316

COSTS AND EXPENSES:
  Cost of sales                                                    52,301,671         47,718,676         47,297,078
  Selling, general and administrative expenses                     10,947,163         10,581,557          8,518,644
                                                                 ------------       ------------       ------------
    TOTAL COSTS AND EXPENSES                                       63,248,834         58,300,233         55,815,722
                                                                 ------------       ------------       ------------

OPERATING INCOME FROM ~  CONTINUING OPERATIONS                     12,482,817         10,404,707         10,188,594

OTHER INCOME (EXPENSE):
  Investment income                                                 1,690,223            808,287            917,037
  Interest expense                                                    (36,167)            (9,139)           (17,806)
                                                                 ------------       ------------       ------------
    OTHER INCOME, net                                               1,654,056            799,148            899,231
                                                                 ------------       ------------       ------------

INCOME FROM CONTINUING OPERATIONS ~  BEFORE INCOME TAXES           14,136,873         11,203,855         11,087,825

INCOME TAX EXPENSE (Note 9)                                         3,200,000          2,250,000          2,164,000
                                                                 ------------       ------------       ------------

INCOME FROM CONTINUING OPERATIONS                                  10,936,873          8,953,855          8,923,825

DISCONTINUED OPERATIONS (Note 2):
  Income  (loss)  from  operations  of  discontinued
    contract  manufacturing operations,
    net of income taxes                                                                 (719,218)           160,328
Loss on disposal of assets of contract
  ~ manufactuing operations, net of income taxes                                          (2,106)
                                                                 ------------       ------------       ------------
NET INCOME                                                       $ 10,936,873       $  8,232,531       $  9,084,153
                                                                 ============       ============       ============

BASIC NET INCOME ~  PER COMMON SHARE (Note 1):
  Continuing Operations                                          $       1.18       $        .97       $        .98
  Discontinued Operations                                                   -               (.08)               .02
                                                                 ------------       ------------       ------------
                                                                 $       1.18       $        .89       $       1.00
                                                                 ============       ============       ============

DILUTED NET INCOME ~  PER COMMON SHARE (Note 1):
  Continuing Operations                                          $       1.17       $        .96       $        .97
  Discontinued Operations                                                   -               (.08)               .02
                                                                 ------------       ------------       ------------
                                                                 $       1.17       $        .88       $        .99
                                                                 ============       ============       ============

AVERAGE SHARES OUTSTANDING:
  Weighted average number of common
    shares outstanding                                              9,231,858          9,272,825          9,097,771
  Dilutive effect of stock options outstanding after
   application of treasury stock method                                92,853             78,915            119,450
                                                                 ------------       ------------       ------------
                                                                    9,324,711          9,351,740          9,217,221
                                                                 ============       ============       ============

                                       See  notes  to   consolidated   financial
statements.




                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Advances to
                                                                   Additional                  Employee    Cumulative
                                               Common Stock         Paid-in       Retained   Stock Owner-  Translation
                                            Shares      Amount      Capital       Earnings     ship Plan   Adjustment       Total
                                            ---------  ---------  -----------   -----------  -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1994                8,986,523  $ 449,326  $18,001,322   $27,519,954  $   (72,000) $  (332,161)  $45,566,441
  Net income                                                                      9,084,153                               9,084,153
  Issuance of common stock under
    Employee Stock Purchase Plan               23,567      1,178      193,957                                               195,135
  Issuance of common stock under
    Employee Stock Option Plan                173,311      8,666    1,267,846                                             1,276,512
  Tax benefit from non qualified
    employee stock options                                            243,000                                               243,000
  Shareholder dividends                                                          (2,463,672)                             (2,463,672)
  Repayment of advances to Emplo
    Stock Ownership Plan                                                                          72,000                     72,000
  Issuance of common stock to Welsh
    Development Agency                         20,142      1,007      219,325                                               220,332
  Purchase of Communications
   Systems, Inc. common stock                 (20,142)    (1,007)    (219,325)                                             (220,332)
  Foreign currency translation adjustment                                                                     102,007       102,007
                                            ---------  ---------  -----------   -----------  -----------  -----------    ----------
BALANCE AT DECEMBER 31, 1995                9,183,401    459,170   19,706,125    34,140,435        -    (     230,154)   54,075,576
  Net income                                                                      8,232,531                               8,232,531
  Issuance of common stock to acquire
    Automatic Tool and Connector Co.          112,676      5,634    1,712,675                                             1,718,309
  Issuance of common stock under
    Employee Stock Purchase Plan               14,346        717      157,806                                               158,523
  Issuance of common stock under
    Employee Stock Option Plan                 52,381      2,619      466,427                                               469,046
  Tax benefit from non qualified
    employee stock options                                             12,701                                                12,701
  Shareholder dividends                                                          (2,868,154)                             (2,868,154)
  Purchase of Communications
   Systems, Inc. common stock                (255,495)   (12,775)    (601,381)   (2,648,527)                             (3,262,683)
  Foreign currency translation adjustment                                                                     479,629       479,629
                                            ---------  ---------  -----------   -----------  -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1996                9,107,309    455,365    1,454,353    36,856,285        -          249,475    59,015,478
  Net income                                                                     10,936,873                              10,936,873
  Issuance of common stock to
    Employee Stock Ownership Plan              20,870      1,044      298,956                                               300,000
  Issuance of common stock under
    Employee Stock Purchase Plan               16,622        831      182,843                                               183,674
  Issuance of common stock under
    Employee Stock Option Plan                181,851      9,093    2,045,715                                             2,054,808
  Tax benefit from non qualified
    employee stock options                                            150,904                                               150,904
  Shareholder dividends                                                          (3,240,303)                             (3,240,303)
  Foreign currency translation adjustment                                                                    (137,738)     (137,738)
                                            ---------  ---------  -----------   -----------  -----------  -----------   -----------
BALANCE AT DECEMBER 31, 1997                9,326,652  $ 466,333  $24,132,771   $44,552,855  $     -      $   111,737   $69,263,696
                                            =========  =========  ===========   ===========  ===========  ===========   ===========


                                            See notes to consolidated  financial
statements.



                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year Ended December 31
                                                                                -----------------------------------------------
                                                                                        1997             1996              1995
                                                                                ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 10,936,873     $  8,232,531      $  9,084,153
     Discontinued operations                                                                          721,324          (160,328)
                                                                                ------------     ------------      ------------
     Income from continuing operations                                            10,936,873        8,953,855         8,923,825
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                             2,471,510        2,303,303         1,995,352
         Deferred taxes                                                              702,713         (405,880)          (22,000)
         Loss on liquidation of foreign subsidiary                                    73,696
         Adjustment to marketable securities reserve                                 (40,404)           9,687           (90,046)
         Changes in assets and liabilities net of effects from  acquisitions and discontinued operations:
           Decrease in marketable securities                                         128,141                             81,001
           Decrease (increase) in accounts receivable                             (1,966,519)      (1,483,853)        1,603,613
           Decrease (increase) in inventory                                       (4,634,744)       1,565,972        (4,240,940)
           Decrease (increase) in prepaid expenses                                  (225,284)         (99,921)           97,456
           Decrease in accounts payable                                             (328,639)        (925,127)         (503,139)
           Increase (decrease) in accrued expenses                                   727,787          617,793          (479,097)
           Increase (decrease) in income taxes payable                              (300,273)          36,534          (452,939)
                                                                                ------------     ------------      ------------
           Total adjustments                                                      (3,392,016)       1,618,508        (2,010,739)
                                                                                ------------     ------------      ------------
             Net cash provided by operating activities                             7,544,857       10,572,363         6,913,086

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (2,878,073)      (1,989,053)       (2,496,488)
     Maturities (purchases) of mortgage backed and other
       investment securities                                                       1,131,366          909,598           (87,181)
     Purchase of U.S. Treasury bill investments                                   (5,249,314)
     Sales (purchases) of other assets                                                64,293          218,630          (150,475)
     Collections from businesses transferred under
       contractual arrangements                                                                                         564,657
     Cash receipts from sale of assets of discontinued operations                    308,830        1,500,000
     Changes in assets and liabilities of discontinued operations                    267,679        1,630,416        (1,062,021)
     Payment for purchase of Austin Taylor Communications, Ltd.,                     (79,947)        (135,131)
     Payment for purchase of Automatic Tool and Connector Co., Inc.,
       net of cash acquired                                                                        (1,273,776)
                                                                                ------------     ------------      ------------
           Net cash provided by (used in) investing activities                    (6,435,166)         860,684        (3,231,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and long-term debt                                                    (65,557)         (152,508)
     Dividends paid                                                               (3,129,489)      (2,782,407)       (2,360,025)
     Proceeds from issuance of common stock                                        2,238,482          640,270         1,934,979
     Purchase of Communications Systems, Inc. common stock                                         (3,262,683)         (220,332)
     Repayments from Employee Stock Ownership Plan                                                                       72,000
                                                                                ------------     ------------      ------------
           Net cash used in financing activities                                    (891,007)      (5,470,377)         (725,886)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                      (75,767)         133,192             1,774
                                                                                ------------     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            142,917        6,095,862         2,957,466

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    17,799,398       11,703,536         8,746,070
                                                                                ------------     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 17,942,315     $ 17,799,398      $ 11,703,536
                                                                                ============     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                          $  2,797,237     $  2,137,401      $  2,664,962
     Interest paid                                                                    13,723            9,139            17,806

                                       See  notes  to   consolidated   financial
statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995

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

Subsequent to the acquisition, the Company leased, with option the to purchase, the building housing ATC's manufacturing and sales operations from ATC's former owners. Payments under the lease were $143,700 and $129,600 in 1997 and 1996 respectively, which the Company believes to be the building's fair market rental. The lease expired December 31, 1997. At the expiration of the lease, the Company declined to exercise its purchase option on the building and moved to a different location. As required by the purchase agreement, the Company then made an additional payment of $100,000 to ATC's former owners. The Company has accounted for this payment as part of the purchase price.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $357,000 and $307,000 at December 31, 1997 and 1996, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,086,366, $1,927,081, and $1,950,563 for 1997, 1996 and 1995, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of from 10 to 15 years. Amortization included in costs and expenses was $385,144, $376,222 and $44,789 in 1997, 1996 and 1995,
respectively.

Line of credit: The Company has a $2,000,000 line of credit from First Bank of Minneapolis. Interest on borrowings on the credit line are at the bank's average CD rate plus 1.5%. The Credit line expires June 30, 1998. There were no outstanding borrowings against the credit line at December 31, 1997 or 1996.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. In 1997, the Company recognized a foreign currency translation loss of $73,696 upon liquidation of its Canadian subsidiary. Gains or losses from other currency exchange transactions during the periods were not material.

Net income per share: Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share for prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options. Adoption of the new standard did not have a material effect on the Company's net income per share.

Changes in accounting principles: The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard will have no material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures from prior periods are required to be restated. Adoption of this standard will have no material effect on the Company's results of operations or financial position.

Change of presentation: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued operations represent the Company's contract manufacturing operations. Effective November 4, 1996, the Company sold all the assets of these operations, except cash and accounts receivable, to Nortech Systems, Inc. (Nasdaq National Market System: NSYS) for $1,500,000 cash and a note receivable of $4,866,597. The note bears interest at the prime rate established by First Bank of Minneapolis and is secured by the assets sold. The balance outstanding on the note receivable at December 31, 1997 was $4,557,767.

The Company's consolidated financial statements and accompanying notes present separately the net assets and results of operations of the discontinued operations. Operating results of the discontinued contract operations were as follows:

                                                                  Ten Months
                                                                    Ended            Year Ended
                                                                  October 31        December 31
                                                                     1996                1995
                                                                 ------------       ------------
Sales                                                            $ 13,517,501       $ 19,953,130
Costs and expenses                                                 14,684,080         19,697,551
Interest income, net                                                   35,361             40,749
                                                                 ------------       ------------
Income (loss) before income taxes                                  (1,131,218)           296,328
Income tax expense (benefit)                                         (412,000)           136,000
                                                                 ------------       ------------
Income (loss) from operations                                        (719,218)           160,328
Loss on disposal of value-added design and
  electronic assembly operations, net of income
  tax expense of $77,000                                               (2,106)
                                                                 ------------       ------------
Net income (loss)                                                $   (721,324)      $    160,328
                                                                 ============       ============


Net assets of discontinued operations at December 31, 1996 consisted of the following :

                  Working capital          $     267,679
                  Deferred taxes                 269,000
                                           -------------
                                           $     536,679
                                           =============


NOTE 3 - INVESTMENT IN DEBT AND EQUITY SECURITIES

Marketable securities consist primarily of equity securities, are classified as trading securities, and are carried at market value. Aggregate cost, based on the weighted average purchase price for each security, and market value was as follows:
                                             December 31
                                     ---------------------------
                                           1997            1996
                                     -----------      ----------
    Aggregate cost                   $   835,156      $  963,297
    Valuation allowance                  (33,111)        (73,515)
                                     -----------      ----------
    Aggregate market value           $   802,045      $  889,782
                                     ===========      ==========

Investment income (loss) includes $40,404, ($9,687) and $90,046 for changes in the unrealized holding gains and losses in 1997, 1996 and 1995, respectively. Investment income also includes gain on sales of marketable securities of $14,926 in 1997 and $99,800 in 1995.

The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 1997, the amortized cost basis of the securities was $3,249,000. Market value of the securities was $3,213,000 resulting in a gross unrealized holding loss of $36,000, which is not reflected in the consolidated financial statements.

The same subsidiary has invested in twelve month U.S. Treasury bills which mature in February, 1998. These securities are available-for-sale. Amortized cost of the securities is $5,249,314, which approximates fair value.

The Company has an investment in convertible bonds issued by Hector Communications Corporation (Note 1). The bonds mature in 2002 and the Company considers them available-for-sale. Amortized cost of the bonds was $108,000 which approximates their market value.

NOTE 4 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of :

                                              December 31
                                     ----------------------------
                                            1997           1996
                                     -------------  -------------
   Finished goods                    $   5,237,907  $   3,957,655
   Raw and processed materials          13,200,624      9,904,259
                                     -------------  -------------
                                     $  18,438,531  $  13,861,914
                                     =============  =============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                                                 December 31
                                                 Estimated        ----------------------------------------
                                                useful life                   1997               1996
                                            ------------------    --------------------  ------------------
         Land                                                     $            291,989  $          292,619
         Buildings                              7-30 years                   2,965,102           2,905,108
         Machinery and equipment                3-15 years                  21,351,745          19,119,653
         Furniture and fixtures                 5-10 years                   2,073,739           1,982,324
                                                                  --------------------  ------------------
                                                                            26,682,575          24,299,704
         Less accumulated depreciation                                      17,007,714          15,335,114
                                                                  --------------------  ------------------
                                                                  $          9,674,861  $        8,964,590
                                                                  ====================  ==================

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to eight percent of compensation. Contributions to the plan in 1997, 1996 and 1995 were $89,000, $73,000, and $77,000 respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 7 - LEASE COMMITMENTS

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $640,000, $603,000 and $454,000 in 1997, 1996 and 1995 respectively.

At December 31, 1997, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  1998                       $      287,000
                  1999                              304,000
                  2000                              266,000
                  2001                              266,000
                  2002                              266,000
                  After 2002                        354,000
                                             --------------
                                             $    1,743,000
                                             ==============

NOTE 8 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 1997, 169,483 shares remained available to be issued under the plan. Options granted to key employees in 1995, 1996 and 1997 are subject to vesting. One third of the options issued vest immediately, the remaining two thirds vest equally over the next two years. All employee options expire five years from date of grant.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 2,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options issued under this plan expire ten years from date of grant. At December 31, 1997, 84,000 shares are available to be issued under the plan.

A summary of changes in outstanding employee and director stock options during the three years ended December 31, 1997 is as follows:
                                    Weighted
                                     average
                            Number of exercise price
                                                 shares        per share
Outstanding at December 31, 1994                457,700       $   8.62
                  Granted                       153,700          14.29
                  Exercised                    (173,311)          7.37
                  Canceled                       (2,667)         14.00
                                          -------------
Outstanding at December 31, 1995                457,700          11.09
                  Granted                       167,000          14.75
                  Exercised                     (52,381)          8.95
                  Canceled                       (8,352)         13.95
                                          -------------
Outstanding at December 31, 1996                541,689          12.38
                  Granted                       197,700          13.82
                  Exercised                    (181,851)         11.30
                  Canceled                      (32,266)         14.04
                                          -------------
Outstanding at December 31, 1997                525,272       $  13.19

At December 31, 1997, 384,039 stock options are currently exercisable. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 1997:
                                                               Weighted Average
                                                                  Remaining
Range of Exercise Prices        Shares      Option Life         Exercise Price
------------------------    ----------   ---------------       ----------------
$ 5.31 to $ 9.99                71,100         1.7 years        $         8.12
$10.00 to $14.99               397,172         3.5 years                 13.74
$15.00 to $15.95                57,000         5.3 years                 15.70

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 200,000 common shares have been reserved. Under the terms of the plan, participating employees may acquire shares of common stock through payroll deductions up to the lower of 10% of compensation or $25,000. The price at which shares can be purchased is 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. A participant is limited in any plan year to acquiring the number of shares which their payroll deductions for the year would purchase based on the market price on the first day of the plan year. Shares issued to employees under the plan were 16,622, 14,346 and 23,567 for the plan years ended August 31, 1997, 1996 and 1995, respectively. At December 31, 1997 employees had subscribed to purchase an additional 14,140 shares in the current plan year ending August 31, 1998.

PRO FORMA FINANCIAL INFORMATION

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income and net income per share would have been as follows:

                                             Year Ended December 31
                                    -----------------------------------------
                                          1997           1996          1995
                                    ------------   ------------  ------------
     Net Income                     $ 10,254,975   $  7,740,304  $  8,774,114
     Basic Net Income Per Share     $       1.11   $        .83  $        .96
     Diluted Net Income Per Share   $       1.10   $        .83  $        .95

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions for 1997: expected volatility of 25%, a risk free interest rate of 6.2%, an expected holding period of four years for key employee options and seven years for director options, and a 2.6% dividend yield. Assumptions used to compute 1996 and 1995 fair values were an expected volatility of 27%, a risk free interest rate of 6.8%, an expected holding period of four years for key employee options and seven years for director options, and a 1.8% dividend yield. Pro forma stock-based compensation cost was $682,000, $492,000 and $310,000 in 1997, 1996 and 1995,
respectively. The fair value of all options issued in 1997, 1996 and 1995 was $690,000, $714,000 and $650,000, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

During 1985, the Board of Directors adopted a leveraged employee stock ownership plan (ESOP) and authorized the Company to advance the ESOP or guarantee debt of up to $2,000,000 to enable the plan to purchase the Company's common stock in the open market. Advances to the plan bear interest at 85% of prime and are repaid through Company contributions to the plan. There were no outstanding advances to the ESOP at December 31, 1997.

At December 31, 1997, the ESOP held 296,162 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. A cash contribution of $72,000 was made for the year ended December 31, 1995. The Company accrued a 1996 ESOP contribution of $300,000, for which the Company issued 20,870 shares of common stock to the ESOP in February, 1997. The Company's 1997 ESOP contribution was $350,000 of cash.

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In August, 1996, the Company's Board of Directors authorized the purchase and retirement, from time to time, of up to 500,000 shares of the Company's common stock on the open market, or in private transactions consistent with overall market and financial conditions. In 1996, the Company purchased and retired 255,495 common shares under this authorization, at a cost of $3,263,000.

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

Effective February 1, 1992, the Company granted the Managing Director of Austin Taylor an option to acquire up to 5% of Austin Taylor's outstanding common stock at a price of one British pound per share (approximately $1.65 U.S. per share at December 31, 1997). The price per share was management's best estimate of the fair market value of Austin Taylor common stock at the date of grant. If the option is exercised, the shares are transferable only to the Company, and the transfer price is management's best estimate of the fair market value of a publicly traded company in Austin Taylor's industry (eighteen times Austin Taylor's average pretax earnings for the preceding three years.) At December 31, 1997, there were 1,005,030 shares of Austin Taylor common stock issued and outstanding. The average pretax earnings of Austin Taylor over the last three years was $1.19 per share.

NOTE 9 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1997                1996              1995
                                                          -----------------  ------------------  -----------------
Currently payable income taxes:
     Federal                                              $         898,000  $        1,444,000  $         966,000
     State                                                          168,000             294,000            105,000
     Puerto Rico                                                    826,000             646,000            589,000
     Canada                                                          40,000              10,000             40,000
     United Kingdom                                                 414,000             247,000            450,000
                                                          -----------------  ------------------  -----------------
                                                                  2,346,000           2,641,000          1,943,000
Tax effect of disqualified employee incentive
     stock options                                                  151,000              13,000            243,000

Deferred income taxes (benefit)                                     703,000            (404,000)           (22,000)
                                                          -----------------  ------------------- ------------------
                                                          $       3,200,000  $        2,250,000  $       2,164,000
                                                          =================  ==================  =================

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit which went into effect for the 1994 tax year. As a result of the tax credit limitation, the Company incurred $791,000, $352,000 and $272,000 of U.S. federal income tax expense on earnings in Puerto Rico for 1997, 1996 and 1995, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid toll gate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $8,078,000 at December 31, 1997. In 1997, the Puerto Rico Treasury Department audited the Company's Puerto Rico tax returns for the years 1993, 1994 and 1995. Settlement of issues raised by the audit did not require a material adjustment to the Company's consolidated financial statements.

In 1997, the Company liquidated its Suttle Apparatus Canada, Ltd. subsidiary and repatriated its retained earnings to the U.S. This repatriation dividend was subject to a Canadian withholding tax of $40,000. This subsidiary was subject to Canadian rather than U.S. income taxes. Canadian pretax income was $21,000 and $80,000 for 1996 and 1995, respectively.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income was $1,343,000, $791,000, and $1,450,000 in 1997, 1996 and 1995, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          ------------------------------------------------------
                                                                   1997                1996              1995
                                                          -----------------  ------------------  ---------------
Tax at U.S. statutory rate                                           35.0%               35.0%             35.0%
Surtax exemption                                                      (.7)               (1.0)             (1.0)
U.S. taxes not provided on Puerto Rico operations                   (14.1)              (17.0)            (18.3)
State income taxes, net of federal benefit                             .8                 1.7               1.0
Other                                                                 1.6                 1.4               2.8
                                                          -----------------  ------------------  ---------------
Effective tax rate                                                   22.6%               20.1%             19.5%
                                                          =================  ==================  ===============

Deferred tax assets and liabilities as of December 31 related to the following:

                                                                   1997               1996
                                                          -----------------  ------------------
Current assets:
     Marketable securities                                $          12,000  $           26,000
     Bad debts                                                      240,000              73,000
     Inventory                                                      445,000             365,000
     Accrued expenses                                               383,000             328,000
                                                          -----------------  ------------------
                                                          $       1,080,000  $          792,000
                                                          =================  ==================
Long term assets and (liabilities):
     Depreciation                                         $        (324,953) $         (232,953)
     Loss reserves on notes receivable                              132,000             130,000
     Alternative minimum tax credits                                307,000             938,000
                                                          -----------------  ------------------
                                                          $         114,047  $          835,047
                                                          =================  ==================


 NOTE 10 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company's continuing operations are in one business segment - manufacture of telephone station apparatus products. The Company operates in the United States, including Puerto Rico (U.S.), United Kingdom (U.K.), and Costa Rica. Information concerning the Company's continuing operations in the various geographic areas is as follows:

                                                Telephone Station Apparatus
                                     -----------------------------------------------
                                               U.S.           U.K.          Other         Corporate      Eliminations   Consolidated
                                     -----------------------------------------------------------------------------------------------

Year Ended December 31, 1997:

Revenues:
  Sales to unaffiliated customers       $ 62,415,513    $ 13,316,138                                                    $ 75,731,651
  Transfers between geographic
    areas                                                               $ 1,642,623                     $ (1,642,623)
                                     -----------------------------------------------------------------------------------------------
               Total                    $ 62,415,513    $ 13,316,138    $ 1,642,623                     $ (1,642,623)   $ 75,731,651
                                     ===============================================================================================

Operating Income                        $ 12,195,834    $  1,138,071    $   155,887     $ (1,006,975)                   $ 12,482,817
                                     ===============================================================================================

Identifiable Assets                     $ 53,195,928    $  9,150,276    $ 1,544,909     $ 13,626,815                    $ 77,517,928
                                     ===============================================================================================

Depreciation and Amortization           $  1,487,420    $    599,982    $   257,134     $    126,974                    $  2,471,510
                                     ===============================================================================================

Capital Expenditures                    $  2,028,550    $    265,340    $   524,810     $     59,373                    $  2,878,073
                                     ===============================================================================================


Year Ended December 31, 1996:

Revenues:
  Sales to unaffiliated customers       $ 56,473,963    $ 11,263,612    $   967,365                                     $ 68,704,940
  Transfers between geographic
    areas                                    719,583                      1,357,653                     $ (2,077,236)
                                     -----------------------------------------------------------------------------------------------
               Total                    $ 57,193,546    $ 11,263,612    $ 2,325,018                     $ (2,077,236)   $ 68,704,940
                                     ===============================================================================================

Operating Income                        $ 10,841,084    $    626,721    $   118,942     $ (1,182,040)                   $ 10,404,707
                                     ===============================================================================================

Identifiable Assets                     $ 41,386,485    $  8,147,019    $ 2,083,210     $ 15,979,400                    $ 67,596,114
                                     ===============================================================================================

Depreciation and Amortization           $  1,419,544    $    549,512    $   186,937     $    147,310                    $  2,303,303
                                     ===============================================================================================

Capital Expenditures                    $  1,091,214    $    368,592    $   485,483     $     43,764                    $  1,989,053
                                     ===============================================================================================

Year Ended December 31, 1995:

Revenues:
  Sales to unaffiliated customers       $ 51,313,001    $ 13,753,235    $   938,080                                     $ 66,004,316
  Transfers between geographic
    areas                                    697,155                      1,636,312                     $ (2,333,467)
                                     -----------------------------------------------------------------------------------------------
               Total                    $ 52,010,156    $ 13,753,235    $ 2,574,392                     $ (2,333,467)   $ 66,004,316
                                     ===============================================================================================

Operating Income                        $  9,610,251    $  1,370,675    $   169,345     $   (961,677)                   $ 10,188,594
                                     ===============================================================================================

Identifiable Assets                     $ 36,508,774    $  8,139,074    $ 1,679,581     $ 15,617,179                    $ 61,944,608
                                     ===============================================================================================

Depreciation and Amortization           $  1,132,236    $    566,814    $   139,247     $    157,055                    $  1,995,352
                                     ===============================================================================================

Capital Expenditures                    $  1,205,477    $    926,905    $   101,361     $    262,745                    $  2,496,488
                                     ===============================================================================================

Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 1997, foreign earnings in excess of amounts received in the United States were approximately $5,962,000.

In 1997, sales to two U.S. customers amounted to 17.6% and 10.0% of consolidated revenues, respectively. No customer accounted for more than ten percent of the Company's consolidated revenues in 1996. In 1995, sales to two U.S. customers amounted to 12.1% and 10.7% of consolidated revenues, respectively.

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

(b)   SUPPLEMENTAL FINANCIAL INFORMATION


                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)

                                                                                Quarter Ended
                                                          ------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
----------------------------------------------------------------------------------------------------------------
                           1997
Revenues                                                    $    16,816  $    20,181  $    19,790   $     18,945
Gross Margins                                                     4,991        6,347        6,775          5,317
Operating income                                                  2,368        3,359        4,033          2,723
Net Income                                                        2,169        2,883        3,154          2,731

Basic Net Income per Share                                  $      .24   $      .31   $       .34   $        .29
Diluted Net Income per Share                                $      .24   $      .31   $       .33   $        .29

                           1996
Revenues from Continuing Operations                         $    15,794  $    16,434  $    18,391   $     18,086
Gross Margins                                                     4,631        4,621        5,862          5,872
Operating income from Continuing Operations                       2,313        1,925        2,992          3,175
Income from Continuing Operations                                 2,003        1,668        2,433          2,850
Income (Loss) from Discontinued Operations                           42         (369)        (421)            27
Net Income                                                        2,045        1,299        2,012          2,877

Basic Net Income (Loss) Per Share:
  Continuing Operations                                     $      .21   $      .18   $       .27   $        .31
  Discontinued Operations                                          .01         (.04)         (.05)
                                                            -----------  -----------  ------------  -------------
    Net Income Per Share                                    $      .22   $      .14           .22   $        .31
                                                            ===========  ===========  ============  =============

Diluted Net Income (Loss) Per Share:
  Continuing Operations                                     $      .21   $      .18   $       .26   $        .31
  Discontinued Operations                                          .01         (.04)         (.05)
                                                            -----------  -----------  ------------  -------------
    Net Income Per Share                                    $      .22          .14   $       .21   $        .31
                                                            ===========  ===========  ============  =============

Net Income Per Share for the periods presented above has been restated in accordance with SFAS No. 128.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 19, 1998 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 19, 1998 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Consolidated Financial Statements

     The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 15 to 29 herein:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated  Statements  of Income for the years ended  December 31, 1997,
        1996 and 1995

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated  Statements  of Cash Flows for the years  ended  December  31,
        1997, 1996 and 1995

     Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                Page Herein
         -----------------------------------------                -----------

     The following financial statement schedule is being filed as part of this Form 10-K Report:

     Independent Auditors' Report                                      15

     Schedule II - Valuation and Qualifying Accounts and Reserves      35

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  (3) Exhibits

     The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report, are described on the Exhibit Index, which begins on page 37 of the sequential numbering system used in this report.

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1997

Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNICATIONS SYSTEMS, INC.

                                         /s/Curtis A. Sampson
Dated: March 27, 1998                    ---------------------------------------
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

         Signature               Title                            Date

/s/Curtis A. Sampson             Chairman of the Board of         March 27, 1998
-----------------------------    Directors, President, and Director
Curtis A. Sampson                (Principal Executive Officer)

/s/Paul N. Hanson                Vice President, Treasurer and    March 27, 1998
-----------------------------    Chief Financial Officer
Paul N. Hanson                   (Principal Financial Officer and
                                 Principal Accounting Officer)

/s/Paul J. Anderson              Director                         March 27, 1998
-----------------------------
Paul J. Anderson

/s/Edwin C. Freeman              Director                         March 27, 1998
-----------------------------
Edwin C. Freeman

                                 Director                         March 27, 1998
-----------------------------
Luella Gross Goldberg

/s/Frederick M. Green            Director                         March 27, 1998
-----------------------------
Frederick M. Green

/s/John C. Ortman                Director                         March 27, 1998
-----------------------------
John C. Ortman

                                 Director                         March 27, 1998
-----------------------------
Joseph W, Parris

                                 Director                         March 27, 1998
-----------------------------
Gerald D. Pint

/s/Wayne E. Sampson              Director                         March 27, 1998
-----------------------------
Wayne E. Sampson

                                 Director                         March 27, 1998
-----------------------------
Edward E. Strickland

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1997


                        --------------------------------
                          FINANCIAL STATEMENT SCHEDULE




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

Allowance for doubtful accounts:

Year ended:

  December 31, 1997                         $   306,000         $  50,000         $ 441,000 (A)        $   1,000  (B)    $   796,000

  December 31, 1996                         $   288,000         $  91,000         $       -            $  73,000 (B)     $   306,000

  December 31, 1995                         $   275,000         $  60,000         $       -            $  47,000 (B)     $   288,000

Inventory valuation reserves:

Year ended:

  December 31, 1997                         $ 1,370,000         $       -         $       -            $ 213,000         $ 1,157,000

  December 31, 1996                         $ 1,262,000         $ 108,000         $       -            $       -         $ 1,370,000

  December 31, 1995                         $ 1,262,000         $       -         $       -            $       -         $ 1,262,000

Reserve  for  assets  transferred  under  contractual   arrangements  and  notes
receivable:

Year Ended:

  December 31, 1997                         $   358,000         $       -         $  13,000  (C)       $       -         $   371,000

  December 31, 1996                         $   335,000         $       -         $  23,000  (C)       $       -         $   358,000

  December 31, 1995                         $   377,000         $       -         $  43,000  (C)       $  85,000         $   335,000

-----------------------------------------
(A) Reclassification of allowance for doubtful accounts related to net assets of discontinued operations. (B) Accounts determined to be uncollectible and charged off against reserve.
(C) Interest on notes receivable credited to valuation reserve.

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1997


                             ----------------------
                                    EXHIBITS



================================================================================

                 COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1997

Regulation S-K                               Location in Consecutive Numbering
Exhibit Table                                System as Filed With the Securities
Reference       Title of Document            and Exchange Commission

3.1             Articles of Incorporation,   Filed as Exhibit 3.1 to the Form
                as amended                   10-K Report of the Company for its
                                             year ended December 31, 1989 (the
                                             "1989 Form 10-K") and incorporated
                                             herein by reference.

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

10.2            Employee Savings Plan        Filed as Exhibit 10.2 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.3            Employee Stock Ownership     Filed as Exhibit 10.3 to the 1993
                Plan                         Form 10-K and incorporated herein
                                             by reference.

10.4            Employee Stock Purchase      Filed as Exhibit 10.4 to the 1993
                Plan                         Form 10-K and incorporated herein
                                             by reference.

10.5            Stock Option Plan for        Filed as Exhibit 10.5 to the 1993
                Nonemployee Directors        Form 10-K and incorporated herein
                                             by reference.

10.6            1992 Stock Plan              Filed as Exhibit 10.6 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.7            Flexible Benefit Plan        Filed as Exhibit 10.7 to the 1993
                                             Form 10-K and incorporated herein
                                             by reference.

10.8            Supplemental Executive       Filed as Exhibit 10.8 to the 1993
                Retirement Plan              Form 10-K and incorporated herein
                                             by reference.

11              Calculation of Earnings      Filed herewith at page 38
                Per Share

21              Subsidiaries of the          Filed herewith at page 39
                Registrant

23              Independent Auditors'        Filed herewith at page 40.
                Consent

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



                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     CALCULATION OF EARNINGS PER SHARE
                                                 EXHIBIT 11

                                                                   Twelve Months Ended December 31
                                                        ----------------------------------------------------
Basic:                                                     1997                1996                1995
-------                                                 -------------       -------------      -------------

Income from Continuing Operations                       $  10,936,873       $   8,953,855      $   8,923,825
Income (loss) from Discontinued Operations                                       (721,324)           160,328
                                                        -------------       -------------      -------------
  Net Income                                            $  10,936,873       $   8,232,531      $   9,084,153
                                                        =============       =============      =============

Common shares:

  Weighted average number of common
     shares outstanding                                     9,231,858           9,272,825          9,097,771
                                                        =============       =============      =============

Basic net income per common share:
  Continuing Operations                                 $        1.18       $         .97      $         .98
  Discontinued Operations                                                            (.08)               .02
                                                        -------------       -------------      -------------
                                                        $        1.18       $         .89      $        1.00
                                                        =============       =============      =============

Diluted:
-------------

Income from Continuing Operations                       $  10,936,873       $   8,953,855      $   8,923,825
Income (loss) from Discontinued Operations                                       (721,324)           160,328
                                                        -------------       -------------      -------------
  Adjusted net income                                   $  10,936,873       $   8,232,531      $   9,084,153
                                                        =============       =============      =============

Common and potentially dilutive shares:

  Weighted average number of common
     shares outstanding                                     9,231,858           9,272,825          9,097,771
  Dilutive effect of stock options outstanding
     after application of treasury stock method                92,853              78,915            119,450
                                                        -------------       -------------      -------------
                                                            9,324,711           9,351,740          9,217,221
                                                        =============       =============      =============

Diluted net income per common share:
  Continuing Operations                                 $        1.17       $         .96      $         .97
  Discontinued Operations                                                            (.08)               .02
                                                        -------------       -------------      -------------
                                                        $        1.17       $         .88      $         .99
                                                        =============       =============      =============


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

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, and 33-99566 of
Communications Systems, Inc. of our report dated February 20, 1998 on the consolidated financial statements and schedule of Communications Systems, Inc. appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 1997.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
March 26, 1998
Minneapolis, Minnesota