Form 10-Q
period 1998-03-31
COMMUNICATIONS SYSTEMS INC
filed 1998-05-14
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1998
                               ------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

       CLASS                                       Outstanding at April 30, 1998
Common Stock, par value                                      9,138,652
  $.05 per share

                 Total Pages (10) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

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


                                       PART I. FINANCIAL INFORMATION

                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                          CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)

                                                                             March 31               December 31
Assets:                                                                          1998                      1997
                                                                         ------------              ------------
Current assets:
   Cash                                                                  $ 24,237,579              $ 17,942,315
   Investments in U.S. Treasury securities                                                            5,249,314
   Marketable securities                                                      776,175                   802,045
   Receivables, net                                                        10,976,891                12,571,511
   Inventories - Note 3                                                    19,748,131                18,438,531
   Prepaid expenses                                                           398,509                   684,221
   Deferred income taxes                                                    1,080,000                 1,080,000
                                                                         ------------              ------------
      Total current assets                                                 57,217,285                56,767,937

Property, plant and equipment                                              27,737,685                26,682,575
   less accumulated depreciation                                          (17,620,729)              (17,007,714)
                                                                         ------------              ------------
   Net property, plant and equipment                                       10,116,956                 9,674,861

Other assets:
  Excess of cost over net assets acquired                                   2,790,338                 2,881,544
  Investments in mortgage backed and other securities                       2,922,694                 3,356,568
  Deferred income taxes                                                       114,047                   114,047
  Notes receivable from sale of assets of
    discontinued operations                                                 4,557,767                 4,557,767
  Other assets                                                                632,558                   165,204
                                                                         ------------              ------------
      Total other assets                                                   11,017,404                11,075,130
                                                                         ------------              ------------

Total Assets                                                             $ 78,351,645              $ 77,517,928
                                                                         ============              ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                                                      $  3,076,111              $  2,770,628
   Accrued expenses                                                         3,978,719                 3,030,736
   Dividends payable                                                          837,419                   839,399
   Income taxes payable                                                     1,530,980                 1,613,469
                                                                         ------------              ------------
      Total current liabilities                                             9,423,229                 8,254,232

Stockholders' Equity                                                       68,928,416                69,263,696
                                                                         ------------              ------------

Total Liabilities and Stockholders' Equity                               $ 78,351,645              $ 77,517,928
                                                                         ============              ============

                                See notes to consolidated financial statements.


                         COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (unaudited)

                                                                  Three Months Ended March 31
                                                               ---------------------------------
                                                                       1998                 1997
                                                               ------------         ------------
Sales                                                          $ 17,486,063         $ 16,816,019

Costs and expenses:
  Cost of sales                                                  12,242,094           11,825,031
  Selling, general and
    administrative expenses                                       2,958,377            2,623,506
                                                               ------------         ------------
      Total costs and expenses                                   15,200,471           14,448,537
                                                               ------------         ------------

Operating income                                                  2,285,592            2,367,482

Other income and (expenses):
  Investment income                                                 459,892              376,992
  Interest expense                                                   (1,261)                (935)
                                                               ------------         ------------
    Other income, net                                               458,631              376,057

Income before income taxes                                        2,744,223            2,743,539

Income taxes (Note 4)                                               550,000              575,000
                                                               ------------         ------------

Net income                                                     $  2,194,223         $  2,168,539
                                                               ============         ============


Basic net income per share                                     $        .24         $        .24
                                                               ============         ============

Diluted net income per share                                   $        .23         $        .24
                                                               ============         ============

Average shares outstanding:
  Weighted average number of common
     shares outstanding                                           9,321,576            9,145,059
  Dilutive effect of stock options outstanding after
     application of treasury stock method                            97,061               62,787
                                                               ------------         ------------
                                                                  9,418,637            9,207,846
                                                               ============         ============

                        See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                         Common Stock       Additional                 Cumulative   Stock Option
                                    --------------------       Paid in      Retained  Translation          Notes
                                       Shares     Amount       Capital      Earnings   Adjustment     Receivable             Total
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1996        9,107,309  $ 455,365  $ 21,454,353  $ 36,856,285  $   249,475  $      -         $   59,015,478
  Net income                                                              10,936,873                                    10,936,873
  Shareholder dividends                                                   (3,240,303)                                   (3,240,303)
  Issuance of common stock under
    Employee Stock Purchase Plan       16,622        831       182,843                                                     183,674
  Issuance of common stock to
    Employee Stock Ownership Plan      20,870      1,044       298,956                                                     300,000
  Issuance of common stock under
    Employee Stock Option Plan        181,851      9,093     2,045,715                                                   2,054,808
  Tax benefit from non qualified
    employee stock options                                     150,904                                                     150,904
  Cumulative translation adjustment                                                      (137,738)                        (137,738)
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1997        9,326,652    466,333    24,132,771    44,552,855      111,737                -      69,263,696
  Net income                                                               2,194,223                                     2,194,223
  Shareholder dividends                                                     (837,419)                                     (837,419)
  Issuance of common stock under
    Employee Stock Option Plan         65,000      3,250       661,387                                                     664,637
  Issuance of notes receivable
     for stock options                                                                                  (338,850)         (338,850)
  Purchase of Communications
     Systems, Inc. common stock      (123,900)    (6,195)     (327,098)   (1,767,838)                                   (2,101,131)
  Cumulative translation adjustment                                                        83,260                           83,260
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at March 31, 1998           9,267,752  $ 463,388  $ 24,467,060  $ 44,141,821  $   194,997  $    (338,850)   $   68,928,416
                                    =========  =========  ============  ============  ===========  =============    ==============

                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                           Three Months Ended March 31
                                                                                          ------------------------------
                                                                                                  1998              1997
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  2,194,223      $  2,168,539
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                         677,812           627,392
         Adjustment to marketable securities reserve                                             4,554           (20,091)
         Changes in assets and liabilities:
           Decrease in marketable securities                                                    21,316
           Decrease (increase) in accounts receivable                                        1,621,219        (1,186,292)
           Increase in inventory                                                            (1,285,723)       (1,468,915)
           Decrease (increase) in prepaid expenses                                             287,386          (145,650)
           Increase in deferred income taxes                                                                    (269,310)
           Increase in accounts payable                                                        282,969           644,700
           Increase in accrued expenses                                                        936,080               618
           Increase (decrease) in income taxes payable                                         (85,423)          173,617
                                                                                          ------------      ------------
             Net cash provided by operating activities                                       4,654,413           524,608

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (1,005,875)         (650,202)
     Decrease in mortgage backed and other investment securities                               433,874           182,590
     Increase in other assets                                                                 (466,727)         (327,166)
     Changes in assets and liabilities of discontinued operations                                                536,679
     Decrease in U.S. Treasury securities                                                    5,249,314
     Payment for purchase of Austin Taylor Communications, Ltd.                                                  (79,947)
                                                                                          ------------      ------------
           Net cash provided by (used in) investing activities                               4,210,586          (338,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                                           (839,399)         (728,585)
     Proceeds from issuance of common stock                                                    325,787           841,309
     Purchases of Communications Systems, Inc. common stock                                 (2,101,131)
                                                                                          ------------      ------------
           Net cash provided by (used in) financing activities                              (2,614,743)          112,724
                                                                                          ------------      ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                 45,008           (82,121)
                                                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    6,295,264           217,165

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            17,942,315        17,799,398
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 24,237,579      $ 18,016,563
                                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                    $    633,340      $    391,201
     Interest paid                                                                               1,261               935
                                    See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1998, and the statements of income and statements of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Effective January 1, 1998, the Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three month periods ended March 31, 1998 and 1997 was $2,277,483 and $1,928,312, respectively.

In February, 1997 the Company issued 20,870 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1996 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $300,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                       March 31     December 31
                                         1998             1997
                                   ------------    ------------
     Finished Goods                $  5,923,706    $  5,237,907
     Raw Materials                   13,824,425      13,200,624
                                   ------------    ------------
       Total                       $ 19,748,131    $ 18,438,531
                                   ============    ============

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 1998 and 1997 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

NOTE 4 - NET INCOME PER COMMON SHARE

The Financial Accounting Standards Board (FASB) has issued SFAS 128, "Earnings per Share" which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share instead of primary and fully

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

diluted earnings per share. SFAS 128 is effective for interim and annual periods ending after December 15, 1997. The Company has restated its net income per share for prior periods to conform with the new standard.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997

Sales totaled $17,486,000, an increase of $670,000 or 4% from the 1997 period. Operating income was $2,286,000, a decrease of $82,000 or 3% from 1997. Sales to domestic (U.S. and Puerto Rico) customers increased $356,000 or 3%. Sales to electrical distributors and original equipment manufacturers increased $452,000 or 15%. Sales in Puerto Rico increased $240,000 or 44%. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies and GTE) decreased $610,000 or 7%. The decline in sales to this market was due to purchase pattern adjustments caused by the merger of two RBOCs and inventory overstocks at a third RBOC. Sales to retailers decreased $15,000 or 1%.

The sales increases were generated by a 28% increase in sales of the Company's CorroShield line of corrosion resistant connectors. CorroShield product sales totaled $5,642,000 in the 1998 period compared to $4,400,000 in 1997. Sales of conventional voice products declined $313,000 or 5%. The Company believes the sales decline of these products is due to customers converting to the CorroShield product. Sales of data products decreased $269,000 or 16%. Sales of fiber optic connector products decreased $169,000 or 17%.

Sales to international customers increased $314,000 or 9%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, increased $1,619,000 or 20% due to increased sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, increased $135,000 or 26% due to sales of CorroShield products to Caribbean customers.

Gross margin as a percentage of sales was 30%, unchanged from the 1997 period. Margin percentages in U.S. plants were 32% in each period. Margins earned on Austin Taylor products improved to 21% from 19% in the 1997 period.

Selling, general and administrative expenses increased $335,000 or 13% from the 1997 period. The increase was due to increased sales expenses associated with efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products. These increases offset selling and administrative expense reductions at Austin Taylor.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Investment income, net of interest expense, increased $83,000 from the 1997 period due to higher interest rates earned on investments and increases in investable cash balances. The Company's effective income tax rate was 20% compared to 21% in the 1997 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Net income increased $26,000, or 1%.

                        Liquidity and Capital Commitments

At March 31, 1998, the Company held approximately $24,238,000 of cash compared to $17,942,000 at December 31, 1997. Working capital was $47,794,000 compared to $48,514,000 at December 31, 1997. The Company's current ratio was 6.1 to 1 compared to 6.9 to 1 at December 31, 1996. In addition to its cash and working capital balances, the Company also holds investments in long-term securities and notes receivable totaling $7,480,000.

Net cash provided by operating activities was $4,654,000 compared to $525,000 in the first three months of 1997. Cash was utilized during the period to finance increased inventory levels, purchase new plant and equipment and pay dividends.

The Company's Board of Directors has authorized the purchase and retirement of up to 500,000 shares of the Company's common stock on the open market or in privately negotiated transactions consistent with overall market and financial conditions. At March 31, 1998, the Company had purchased and retired 123,900 shares of stock at a cost of $2,101,000. Subsequent to the end of the quarter, an additional 109,100 shares have been purchased and retired. The Company received $326,000 from stock issuances in the 1998 period due to exercise of employee stock options.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit, which shelters the Company's Puerto Rico income from U.S. income tax, was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applied to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1998 at the full U.S. rate, income tax expense would have increased by approximately $600,000.

The Company's balance sheet remains strong, with stockholders' equity of $68,928,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of the Regional Bell Operating Companies and other customers, competitive products, and other factors.
--------------------------------------------------------------------------------

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Items 1 - 6.  Not Applicable
 ............................


Signatures
 ..........

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   Communications Systems, Inc.

                                               By  /s/Paul N. Hanson
                                                   -----------------------
                                                   Paul N. Hanson
                                                   Vice President and
                                                   Chief Financial Officer
Date:  May 14, 1998