Form 10-Q
period 1998-06-30
COMMUNICATIONS SYSTEMS INC
filed 1998-08-14
CIK 22701

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

For the quarterly period ended    JUNE 30, 1998
                               ------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                    Outstanding at August 7, 1998
Common Stock, par value                                   9,080,321
  $.05 per share

                 Total Pages (11) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

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

                                         PART I. FINANCIAL INFORMATION

                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                          CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)

                                                                              June 30               December 31
Assets:                                                                          1998                      1997
                                                                         ------------              ------------
Current assets:
   Cash                                                                  $ 19,680,673              $ 17,942,315
   Investments in U.S. Treasury securities                                                            5,249,314
   Marketable securities                                                       23,850                   802,045
   Receivables, net                                                        12,398,119                12,571,511
   Inventories - Note 2                                                    20,491,809                18,438,531
   Prepaid expenses                                                           217,359                   684,221
   Deferred income taxes                                                    1,080,000                 1,080,000
                                                                         ------------              ------------
      Total current assets                                                 53,891,810                56,767,937

Property, plant and equipment                                              28,780,692                26,682,575
   less accumulated depreciation                                          (18,126,829)              (17,007,714)
                                                                         ------------              ------------
   Net property, plant and equipment                                       10,653,863                 9,674,861

Other assets:
  Excess of cost over net assets acquired                                   2,699,132                 2,881,544
  Investments in mortgage backed and other securities                       2,531,401                 3,356,568
  Deferred income taxes                                                       114,047                   114,047
  Notes receivable from sale of assets of
    discontinued operations                                                 4,357,767                 4,557,767
  Other assets                                                                647,199                   165,204
                                                                         ------------              ------------
      Total other assets                                                   10,349,546                11,075,130
                                                                         ------------              ------------

Total Assets                                                             $ 74,895,219              $ 77,517,928
                                                                         ============              ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                                                      $  3,041,895              $  2,770,628
   Accrued expenses                                                         3,966,655                 3,030,736
   Dividends payable                                                          913,463                   839,399
   Income taxes payable                                                     1,723,459                 1,613,469
                                                                         ------------              ------------
      Total current liabilities                                             9,645,472                 8,254,232

Stockholders' Equity                                                       65,249,747                69,263,696
                                                                         ------------              ------------

Total Liabilities and Stockholders' Equity                               $ 74,895,219              $ 77,517,928
                                                                         ============              ============

                                See notes to consolidated financial statements.


                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                     Three Months Ended June 30         Six Months Ended June 30
                                                  ------------------------------     ------------------------------
                                                          1998              1997             1998              1997
                                                  ------------      ------------     ------------      ------------
Sales                                             $ 16,969,774      $ 20,181,244     $ 34,455,837      $ 36,997,263

Costs and expenses:
  Cost of sales                                     11,619,503        13,834,378       23,861,597        25,659,409
  Selling, general and
    administrative expenses                          2,635,334         2,987,631        5,593,711         5,611,137
                                                  ------------      ------------     ------------      ------------
      Total costs and expenses                      14,254,837        16,822,009       29,455,308        31,270,546
                                                  ------------      ------------     ------------      ------------

Operating income                                     2,714,937         3,359,235        5,000,529         5,726,717

Other income and (expenses):
  Investment income                                    328,342           399,159          788,234           775,246
  Interest expense                                      (1,264)                            (2,525)
                                                  ------------      ------------     ------------      ------------
    Other income, net                                  327,078           399,159          785,709           775,246

Income before income taxes                           3,042,015         3,758,394        5,786,238         6,501,963

Income taxes (Note 3)                                  600,000           875,000        1,150,000         1,450,000
                                                  ------------      ------------     ------------      ------------

Net income                                        $  2,442,015      $  2,883,394     $  4,636,238      $  5,051,963
                                                  ============      ============     ============      ============


Basic net income per share                        $        .27      $        .31     $        .50      $        .55
                                                  ============      ============     ============      ============

Diluted net income per share                      $        .27      $        .31     $        .50      $        .55
                                                  ============      ============     ============      ============

Average shares outstanding:
  Weighted average number of common
     shares outstanding                              9,111,450         9,201,213        9,215,611         9,173,291
  Dilutive effect of stock options
     outstanding after application of
     treasury stock method                             103,482            58,015           98,411            60,290
                                                  ------------      ------------     ------------      ------------
                                                     9,214,932         9,259,228        9,314,022         9,233,581
                                                  ============      ============     ============      ============

                                  See    notes   to    consolidated    financial
statements.




                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                         Common Stock       Additional                 Cumulative   Stock Option
                                    --------------------       Paid in      Retained  Translation          Notes
                                       Shares     Amount       Capital      Earnings   Adjustment     Receivable             Total
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1996        9,107,309  $ 455,365  $ 21,454,353  $ 36,856,285  $   249,475  $      -         $   59,015,478
  Net income                                                              10,936,873                                    10,936,873
  Shareholder dividends                                                   (3,240,303)                                   (3,240,303)
  Issuance of common stock under
    Employee Stock Purchase Plan       16,622        831       182,843                                                     183,674
  Issuance of common stock to
    Employee Stock Ownership Plan      20,870      1,044       298,956                                                     300,000
  Issuance of common stock under
    Employee Stock Option Plan        181,851      9,093     2,045,715                                                   2,054,808
  Tax benefit from non qualified
    employee stock options                                     150,904                                                     150,904
  Cumulative translation adjustment                                                      (137,738)                        (137,738)
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1997        9,326,652    466,333    24,132,771    44,552,855      111,737                -      69,263,696
  Net income                                                               4,636,238                                     4,636,238
  Shareholder dividends                                                   (1,750,882)                                   (1,750,882)
  Issuance of common stock under
    Employee Stock Option Plan         82,834      4,141       910,953                                                     915,094
  Issuance of notes receivable
     for stock options                                                                                  (288,225)         (288,225)
  Purchase of Communications
     Systems, Inc. common stock      (444,300)   (22,015)   (1,169,301)   (6,405,933)                                   (7,597,249)
  Cumulative translation adjustment                                                        71,075                           71,075
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at June 30, 1998            8,969,186  $ 448,459  $ 23,874,423  $ 41,032,278  $   182,812  $    (288,225)   $   65,249,747
                                    =========  =========  ============  ============  ===========  =============    ==============

                 See notes to consolidated financial statements.


                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                                                              Six Months Ended June 30
                                                                                          ------------------------------
                                                                                                  1998              1997
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $  4,636,238      $  5,051,963
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                       1,355,908         1,246,477
         Adjustment to marketable securities reserve                                           (41,871)          (24,684)
         Changes in assets and liabilities:
           Decrease in marketable securities                                                   820,066           128,141
           Decrease (increase) in accounts receivable                                          192,239        (1,250,215)
           Increase in inventory                                                            (2,030,678)       (2,236,126)
           Decrease in prepaid expenses                                                        467,670           184,692
           Increase in deferred income taxes                                                      (606)         (269,643)
           Increase in accounts payable                                                        253,009           431,064
           Increase in accrued expenses                                                        933,581           594,946
           Increase in income taxes payable                                                    107,093           426,952
                                                                                          ------------      ------------
             Net cash provided by operating activities                                       6,692,649         4,283,567

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (2,131,338)       (1,601,178)
     Decrease in mortgage backed and other investment securities                               825,167           582,566
     Increase in other assets                                                                 (481,478)         (458,039)
     Changes in assets and liabilities of discontinued operations                                                536,679
     Collection of notes receivable                                                            200,000           201,207
     Proceeds from maturities of U.S. Treasury securities                                    5,249,314
     Payment for purchase of Austin Taylor Communications, Ltd.                                                  (79,947)
                                                                                          ------------      ------------
           Net cash provided by (used in) investing activities                               3,661,665          (818,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                                         (1,676,818)       (1,463,882)
     Proceeds from issuance of common stock                                                    626,869           969,309
     Purchases of Communications Systems, Inc. common stock                                 (7,597,249)
                                                                                          ------------      ------------
           Net cash used in financing activities                                            (8,647,198)         (494,573)
                                                                                          ------------      ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                 31,242           (54,002)
                                                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,738,358         2,916,280

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            17,942,315        17,799,398
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 19,680,673      $ 20,715,678
                                                                                          ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                    $  1,040,010      $  1,010,076
     Interest paid                                                                               2,525                 -
                                    See   notes   to   consolidated    financial
statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of June 30, 1998, and the statements of income for the three and six month periods ended June 30, 1998 and 1997, and the statements of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998 and 1997 have been made.

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

Effective January 1, 1998, the Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three-month periods ended June 30, 1998 and 1997 was $2,429,830 and $2,963,733, respectively. The Company's total comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $4,707,313 and $4,892,045, respectively.

In February, 1997 the Company issued 20,870 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1996 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $300,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                         June 30       December 31
                                           1998              1997
     Finished Goods                $   7,220,175     $   5,237,907
     Raw Materials                    13,271,634        13,200,624
                                   -------------     -------------
       Total                       $  20,491,809     $  18,438,531
                                   =============     =============

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 1998 and 1997 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 1998 Compared to
                         Six Months Ended June 30, 1997

Sales totaled $34,456,000, a decrease of $2,541,000 or 7% from the 1997 period. Operating income was $5,001,000, a decrease of $726,000 or 13% from 1997. Sales to domestic (U.S. and Puerto Rico) customers decreased $1,875,000 or 7%. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies and
GTE) decreased $2,722,000 or 14%. The decline in sales to this market was due to purchase pattern adjustments caused by the merger of two RBOCs and inventory overstocks at a third RBOC. Sales to this market accounted for 60% of domestic sales in the 1998 period. Sales to electrical distributors and original equipment manufacturers increased $776,000 or 12%. Sales in Puerto Rico increased $309,000 or 37%. Sales to retailers decreased $349,000 or 13%.

The sales decreases were spread over all of the Company's product groups. Sales of the Company's CorroShield line of corrosion resistant connectors, which has lead the Company's sales growth, were 5% lower for 1998 than in the 1997 period. CorroShield product sales totaled $10,450,000 in the 1998 period compared to $10,998,000 in 1997. Sales of conventional voice products declined $207,000 or 2%. The Company believes the sales decline of these products is due to customers converting to the CorroShield product. Sales of data products decreased $1,019,000 or 27%. Sales of fiber optic connector products decreased $386,000 or 19%.

Sales to international customers decreased $666,000 or 8%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $380,000 or 6% due to lower sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, decreased $286,000 or 26% due to lower sales of fiber products.

Gross margin as a percentage of sales was 31%, unchanged from the 1997 period. Margin percentages in U.S. plants were 33% in each period. Margins earned on Austin Taylor products improved to 20% from 19% in the 1997 period.

Selling, general and administrative expenses decreased $17,000 from the 1997 period. The decrease was due to timing changes in sales and marketing programs as the Company refocused efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products.

Investment income, net of interest expense, increased $10,000 from the 1997 period. The Company's effective income tax rate was 20% compared to 22% in the 1997 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Net income decreased $416,000, or 8%.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                  Three Months Ended June 30, 1998 Compared to
                        Three Months Ended June 30, 1997

Sales totaled $16,970,000, a decrease of $3,211,000 or 16% from the 1997 period. Operating income was $2,715,000, a decrease of $644,000 or 19% from 1997. Sales to domestic (U.S. and Puerto Rico) customers decreased $2,231,000 or 14%. Sales to the Big 6 telephone companies decreased $2,111,000 or 20%. The decline in sales to this market was due to purchase pattern adjustments caused by the merger of two RBOCs and inventory overstocks at a third RBOC. Sales to this market accounted for 59% of domestic sales in the 1998 period. Sales to electrical distributors and original equipment manufacturers increased $324,000 or 9%. Sales in Puerto Rico increased $69,000 or 23%. Sales to retailers decreased $334,000 or 27%.

The sales decreases were spread over all of the Company's product groups. Sales of the Company's CorroShield line of corrosion resistant connectors, which has lead the Company's sales growth, were 27% lower for 1998 than in the 1997 period. The Big 6 telephone companies have been the Company's principal markets for CorroShield products. Sales of data products decreased $750,000 or 37%. Sales of fiber optic connector products decreased $217,000 or 20%.

Sales to international customers decreased $980,000 or 21%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $559,000 or 16% due to lower sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, decreased $421,000 or 39% due to lower sales of fiber products and lower sales to Far East customers. The Company believes its sales in this region are being hurt by the currency devaluations that have followed the economic crisis in this area.

Gross margin as a percentage of sales was unchanged from the 1997 period. Margin percentages in U.S. plants were 34% in each period. Margins earned on Austin Taylor products were 19% in each period.

Selling, general and administrative expenses decreased $352,000, or 12%, from the 1997 period. The decrease was due to changes in sales and marketing programs as the Company refocused efforts to increase sales of the Company's data products and develop export markets for telephone station apparatus products.

Investment income, net of interest expense, decreased $72,000 from the 1997 period. The Company's effective income tax rate was 20% compared to 23% in the 1997 period. The Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. Net income decreased $441,000, or 15%.

                        Liquidity and Capital Commitments

At June 30, 1998, the Company held approximately $19,681,000 of cash compared to $17,942,000 at December 31, 1997. Working capital was $44,246,000 compared to $48,514,000 at December 31, 1997. The Company's current ratio was 5.6 to 1 compared to 6.9 to 1 at December 31, 1997. In addition to its cash and working capital balances, the Company also holds investments in long-term securities and notes receivable totaling $6,889,000.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Net cash provided by operating activities was $6,693,000 compared to $4,284,000 in the first six months of 1997. Cash was utilized during the period to finance increased inventory levels, purchase new plant and equipment, pay dividends and repurchase the Company's common stock.

The Company's Board of Directors has authorized the purchase and retirement of up to 500,000 shares of the Company's common stock on the open market or in privately negotiated transactions consistent with overall market and financial conditions. At June 30, 1998, the Company had purchased and retired 440,300 shares of stock at a cost of $7,597,000. Subsequent to the end of the quarter, the Board increased the repurchase authorization by an additional 500,000 shares. The Company received $627,000 and $969,000 from stock issuances due to exercise of employee stock options in 1998 and 1997, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit, which shelters the Company's Puerto Rico income from U.S. income tax, was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applied to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations in 1998 at the full U.S. rate, income tax expense would have increased by approximately $1,200,000.

The Company's balance sheet remains strong, with stockholders' equity of $65,250,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

                                Year 2000 Issues

At the current time, none of the Company's products contain embedded controllers or microprocessors. None of the products are date sensitive or subject to the Year 2000 problem.

The Company has surveyed its manufacturing and accounting systems to identify any internal Year 2000 problems. The Company's U.S. accounting and management control systems are Year 2000 compliant. Austin Taylor's facilities are not currently Year 2000 compliant, and will be upgraded in the third quarter of 1998. The Company has also been in contact with its major customers and suppliers to ensure that Year 2000 issues do not cause any unforseen electronic data interchange or other problems. The Company does not expect Year 2000 issues to have a material effect on the Company's operations or financial results.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of the Regional Bell Operating Companies and other customers, competitive products, and other factors.
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders The Annual Meeting of the Shareholders of the Registrant was held on May, 19, 1998 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 9,274,852 of which 8,635,607 were present either in person or by proxy. Shareholders reelected board members Curtis A. Sampson, Joseph W. Parris and Gerald D. Pint to three year terms expiring at the 2001 Annual Meeting of Shareholders. The vote for these board members is summarized below:

                                   In Favor           Abstaining
         Curtis A. Sampson        8,195,629              439,978
         Joseph W. Parris         8,195,909              439,698
         Gerald D. Pint           8,195,129              440,478

Board members continuing in office are Edwin C. Freeman, Luella Gross Goldberg, John C. Ortman and Edward E. Strickland (whose terms expire at the 1999 Annual Meeting of Shareholders) and Paul J. Anderson, Wayne E. Sampson and Frederick M. Green (whose terms expire at the 2000 Annual Meeting of Shareholders).

Shareholders also approved amendments to increase the shares authorized to be issued under the Company's Employee Stock Purchase Plan by 100,000 shares to 300,000 shares; and to increase the number of shares authorized to be issued under the Company's 1992 Stock Plan by 500,000 shares to 1,400,000 shares. The vote on these amendments is summarized below:

                                          In Favor      Against     Abstaining
Employee Stock Purchase Plan Amendment   7,602,977      116,159        916,471
1992 Stock Plan Amendment                6,274,249    1,444,750        916,608


Items 5 - 6.  Not Applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                          Communications Systems, Inc.

                                               By  /s/ Paul N. Hanson
                                                   Paul N. Hanson
                                                   Vice President and
                                                   Chief Financial Officer
Date:  August 14, 1998