Form 10-Q
period 1998-09-30
COMMUNICATIONS SYSTEMS INC
filed 1998-11-13
CIK 22701

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

For the quarterly period ended             SEPTEMBER 30, 1998
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   Outstanding at October 31, 1998
-----------------------                          -------------------------------
Common Stock, par value                                    8,793,301
   $.05 per share

                 Total Pages (12) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

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

                             PART I. FINANCIAL INFORMATION

                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                              CONSOLIDATED BALANCE SHEETS
                                      (unaudited)

                                                       September 30          December 31
Assets:                                                        1998                 1997
                                                       ------------         ------------
Current assets:
   Cash                                                $ 16,592,858         $ 17,942,315
   Investments in U.S. Treasury securities                                     5,249,314
   Marketable securities                                     21,150              802,045
   Receivables, net                                      13,252,145           12,571,511
   Inventories - Note 2                                  19,923,846           18,438,531
   Prepaid expenses                                         410,046              684,221
   Deferred income taxes                                  1,080,000            1,080,000
                                                       ------------         ------------
      Total current assets                               51,280,045           56,767,937

Property, plant and equipment                            29,360,359           26,682,575
   less accumulated depreciation                        (18,695,423)         (17,007,714)
                                                       ------------         ------------
   Net property, plant and equipment                     10,664,936            9,674,861

Other assets:
  Excess of cost over net assets acquired                 4,756,539            2,881,544
  Investments in mortgage backed and other securities     2,312,355            3,356,568
  Deferred income taxes                                     112,005              114,047
  Notes receivable from sale of assets of
    discontinued operations                               4,357,767            4,557,767
  Other assets                                              703,622              165,204
                                                       ------------         ------------
      Total other assets                                 12,242,288           11,075,130
                                                       ------------         ------------

Total Assets                                           $ 74,187,269         $ 77,517,928
                                                       ============         ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                                    $  2,992,732         $  2,770,628
   Accrued expenses                                       4,003,182            3,030,736
   Dividends payable                                        890,260              839,399
   Income taxes payable                                   2,103,339            1,613,469
                                                       ------------         ------------
      Total current liabilities                           9,989,513            8,254,232

Stockholders' Equity                                     64,197,756           69,263,696
                                                       ------------         ------------

Total Liabilities and Stockholders' Equity             $ 74,187,269         $ 77,517,928
                                                       ============         ============

                    See notes to consolidated financial statements.



                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)

                                           Three Months Ended September 30   Nine Months Ended September 30
                                           -------------------------------   ------------------------------
                                                    1998             1997             1998             1997
                                            ------------     ------------     ------------     ------------
Sales                                       $ 18,029,530     $ 19,790,212     $ 52,485,367     $ 56,787,475

Costs and expenses:
  Cost of sales                               12,826,725       13,015,205       36,688,322       38,674,614
  Selling, general and
    administrative expenses                    2,840,180        2,742,209        8,433,891        8,353,346
                                            ------------     ------------     ------------     ------------
      Total costs and expenses                15,666,905       15,757,414       45,122,213       47,027,960
                                            ------------     ------------     ------------     ------------

Operating income                               2,362,625        4,032,798        7,363,154        9,759,515

Other income and (expenses):
  Investment income                              330,402          456,567        1,118,636        1,231,813
  Interest expense                                (1,278)                           (3,803)
                                            ------------     ------------     ------------     ------------
    Other income, net                            329,124          456,567        1,114,833        1,231,813

Income before income taxes                     2,691,749        4,489,365        8,477,987       10,991,328

Income taxes (Note 3)                            740,000        1,335,000        1,890,000        2,785,000
                                            ------------     ------------     ------------     ------------

Net income                                  $  1,951,749     $  3,154,365     $  6,587,987     $  8,206,328
                                            ============     ============     ============     ============


Basic net income per share                  $        .22     $        .34     $        .72     $        .89
                                            ============     ============     ============     ============

Diluted net income per share                $        .22     $        .33     $        .72     $        .88
                                            ============     ============     ============     ============

Average shares outstanding:
  Weighted average number of common
     shares outstanding                        8,942,618        9,200,989        9,123,609        9,200,989
  Dilutive effect of stock options
     outstanding after application of
     treasury stock method                        18,375           97,796           67,537           97,796
                                            ------------     ------------     ------------     ------------
                                               8,960,993        9,298,785        9,191,146        9,298,785
                                            ============     ============     ============     ============

                              See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                         Common Stock       Additional                 Cumulative   Stock Option
                                    --------------------       Paid in      Retained  Translation          Notes
                                       Shares     Amount       Capital      Earnings   Adjustment     Receivable             Total
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1996        9,107,309  $ 455,365  $ 21,454,353  $ 36,856,285  $   249,475  $      -         $   59,015,478
  Net income                                                              10,936,873                                    10,936,873
  Shareholder dividends                                                   (3,240,303)                                   (3,240,303)
  Issuance of common stock under
    Employee Stock Purchase Plan       16,622        831       182,843                                                     183,674
  Issuance of common stock to
    Employee Stock Ownership Plan      20,870      1,044       298,956                                                     300,000
  Issuance of common stock under
    Employee Stock Option Plan        181,851      9,093     2,045,715                                                   2,054,808
  Tax benefit from non qualified
    employee stock options                                     150,904                                                     150,904
  Cumulative translation adjustment                                                      (137,738)                        (137,738)
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at December 31, 1997        9,326,652    466,333    24,132,771    44,552,855      111,737                -      69,263,696
  Net income                                                               6,587,987                                     6,587,987
  Shareholder dividends                                                   (2,627,113)                                   (2,627,113)
  Issuance of common stock to
    acquire JDL Technologies, Inc.    158,005      7,900     2,204,170                                                   2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan       12,210        610       112,259                                                     112,869
  Issuance of common stock under
    Employee Stock Option Plan         84,834      4,242       938,102                                                     942,344
  Issuance of notes receivable
     for stock options                                                                                  (288,225)         (288,225)
  Purchase of Communications
     Systems, Inc. common stock      (788,400)   (39,420)   (2,167,669)   (9,992,581)                                  (12,199,670)
  Cumulative translation adjustment                                                       193,798                          193,798
                                    ---------  ---------  ------------  ------------  -----------  -------------    --------------
BALANCE at September 30, 1998       8,793,301  $ 439,665  $ 25,219,633  $ 38,521,148  $   305,535  $    (288,225)   $   64,197,756
                                    =========  =========  ============  ============  ===========  =============    ==============

                 See notes to consolidated financial statements.


                            COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                                                        Nine Months Ended September 30
                                                                        ------------------------------
                                                                                1998              1997
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  6,587,987      $  8,206,328
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                     2,113,980         1,872,513
         Adjustment to marketable securities reserve                         (39,171)          (34,459)
         Loss on liquidation of foreign subsidiary                                              73,696
         Changes in assets and liabilities:
           Decrease in marketable securities                                 820,066           128,141
           Decrease (increase) in accounts receivable                        803,466        (1,859,360)
           Increase in inventory                                          (1,159,803)       (4,337,843)
           Decrease in prepaid expenses                                      275,948            32,717
           Increase in deferred income taxes                                                  (269,310)
           Increase (decrease) in accounts payable                          (769,412)        1,364,665
           Increase in accrued expenses                                      143,855         1,177,422
           Increase in income taxes payable                                  480,000           992,716
                                                                        ------------      ------------
             Net cash provided by operating activities                     9,256,916         7,347,226

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (2,619,135)       (1,981,448)
     Decrease in mortgage backed and other investment securities           1,044,213           818,551
     Increase in other assets                                               (536,913)         (600,910)
     Changes in assets and liabilities of discontinued operations                              536,679
     Collection of notes receivable                                          200,000           201,207
     Proceeds from maturities of U.S. Treasury securities                  5,249,314
     Payment for purchase of Austin Taylor Communications, Ltd.                                (79,947)
     Payment for purchase of JDL Technologies, Inc.                          (32,260)
                                                                        ------------      ------------
           Net cash provided by (used in) investing activities             3,305,219        (1,105,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                       (2,576,252)       (2,291,991)
     Proceeds from issuance of common stock                                  766,988         2,009,682
     Purchases of Communications Systems, Inc. common stock              (12,199,670)
                                                                        ------------      ------------
           Net cash used in financing activities                         (14,008,934)         (282,309)
                                                                        ------------      ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                               97,342          (113,538)
                                                                        ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,349,457)        5,845,511

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          17,942,315        17,799,398
                                                                        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 16,592,858      $ 23,644,909
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                  $  1,400,130      $  1,786,294
     Interest paid                                                             3,803                 -
                           See notes to consolidated financial statements.



                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of September 30, 1998, the statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and 1997 have been made.

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

Effective January 1, 1998, the Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company's total comprehensive income for the three-month periods ended September 30, 1998 and 1997 was $2,074,472 and $3,076,770, respectively. The Company's total comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $6,781,785 and $7,968,815, respectively.

Effective August 7, 1998, in a noncash transaction, the Company acquired JDL Technologies, Inc. in exchange for 158,005 shares of its common stock. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $2,396,000 which is being amortized on a straight-line basis over 5 years. The results of operations of JDL Technologies, Inc., which are not material to the Company's financial statements, have been included in the Company's operations effective August 7, 1998.

In February, 1997 the Company issued 20,870 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1996 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $300,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                          September 30           December 31
                                                  1998                  1997
     Finished Goods                $         7,394,632  $          5,237,907
     Raw Materials                          12,574,214            13,200,624
                                   -------------------  --------------------
       Total                       $        19,923,846  $         18,438,531
                                   ===================  ====================

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 1998 and 1997 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations are taxed at rates lower than the U.S. rate.




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 1998 Compared to
                      Nine Months Ended September 30, 1997

Sales totaled $52,485,000, a decrease of $4,302,000 or 8% from the 1997 period. Operating income was $7,363,000, a decrease of $2,396,000 or 25% from 1997. Sales to domestic (U.S. and Puerto Rico) customers decreased $2,855,000 or 6%. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies [RBOCs] and GTE) decreased $3,467,000 or 12%. The decline in sales to this market was due to purchase pattern adjustments caused by the merger of two RBOCs and inventory overstocks at a third RBOC. Sales to this market accounted for 57% of domestic sales in the 1998 period. Sales to electrical distributors and original equipment manufacturers increased $332,000 or 3%. Sales in Puerto Rico increased $325,000 or 24%. The acquisition of JDL Technologies added $1,347,000 to sales for the 1998 period. Sales to retailers decreased $1,389,000 or 31%.

The sales decreases were spread over all of the Company's product groups. Sales of the Company's CorroShield line of corrosion resistant connectors, which has lead the Company's sales growth, were 5% lower for 1998 than in the 1997 period. CorroShield product sales totaled $16,488,000 in the 1998 period compared to $17,348,000 in 1997. Sales of conventional voice products declined $2,226,000 or 11%. The Company believes most of the sales decline of these products is due to customers converting to the CorroShield product. Sales of data products decreased $949,000 or 18%. Sales of fiber optic connector products decreased $627,000 or 19%.

Sales to international customers decreased $1,447,000 or 12%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $988,000 or 10% due to lower sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, decreased $459,000 or 20% due to lower sales of fiber products.

Consolidated gross margin as a percentage of sales was 30%, compared to 32% in the 1997 period. Margin percentages earned in U.S. plants were 33% compared to 35% in 1997. Margins earned on Austin Taylor products declined to 18% from 19% in the 1997 period. The decline in gross margin percentages was principally due to overhead inefficiencies resulting from lower than anticipated sales volume.

Selling, general and administrative expenses increased $80,000 or 1% from the 1997 period. The increase was due to the addition of JDL Technologies operations which offset lower sales and delivery expenses in the Company's telephone station apparatus operations.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Investment income, net of interest expense, decreased $117,000 from the 1997 period due to reduced cash balances available for investment. The Company's effective income tax rate was 22% compared to 25% in the 1997 period. The
Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. The Company's 1998 tax rate is lower than the 1997 tax rate due to lower profits in Puerto Rico, which reduced the percentage of the Company's income subject to the full U.S. tax rate. Net income decreased $1,618,000, or 20%.


                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997

Sales totaled $18,030,000, a decrease of $1,761,000 or 9% from the 1997 period. Operating income was $2,363,000, a decrease of $1,670,000 or 41% from 1997. Sales to domestic (U.S. and Puerto Rico) customers decreased $980,000 or 6%. Sales to the Big 6 telephone companies decreased $745,000 or 8%. The decline in sales to this market was due to purchase pattern adjustments caused by the merger of two RBOCs and inventory overstocks at a third RBOC. Sales to this market accounted for 57% of domestic sales in the 1998 period. Sales to retailers decreased $1,040,000 or 56% due to lower sales to Tandy Corporation. Sales to electrical distributors and original equipment manufacturers decreased $445,000 or 11%. Sales in Puerto Rico increased $16,000 or 3%. The acquisition of JDL Technologies added $1,347,000 to sales for the 1998 period.

The sales decreases were spread over all of the Company's product groups. Sales of the Company's CorroShield line of corrosion resistant connectors, which has lead the Company's sales growth, were 5% lower for 1998 than in the 1997 period. The Big 6 telephone companies have been the Company's principal markets for CorroShield products. Sales of conventional voice products decreased $2,018,000 or 27%. Sales of fiber optic connector products decreased $241,000 or 21%.

Sales to international customers decreased $781,000 or 20%. Sales by Austin Taylor, the Company's United Kingdom based subsidiary, decreased $608,000 or 19% due to lower sales of metal street cabinets and cable television ("CATV") customer premise equipment to U.K. based customers. U.S. export sales, including sales to Canada, decreased $173,000 or 26% due to lower sales of fiber products and lower sales to Far East customers. The Company believes its sales in this region are being hurt by the currency devaluations that have followed the economic crisis in this area.

Gross margin as a percentage of sales was 29% compared to 34% in the 1997 period. Gross margin percentage in U.S. plants declined to 32% from 37% in 1997. Margins earned on Austin Taylor products were 13% compared to 19% in the 1997 period. The decline in gross margin percentages was principally due to overhead inefficiencies resulting from lower than anticipated sales volume.

Selling, general and administrative expenses increased $397,000, or 14%, from the 1997 period. The increase was due to the addition of JDL Technologies operations which offset lower sales and delivery expenses in the Company's telephone station apparatus operations.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Investment income, net of interest expense, decreased $127,000 from the 1997 period due to reduced cash balances available for investment. The Company's effective income tax rate was 27% compared to 30% in the 1997 period. The
Company's tax rate is lower than the full U.S. rate due to tax exemptions and benefits received by the Company's Puerto Rico operations. . The Company's 1998 tax rate is lower than the 1997 tax rate due to lower profits in Puerto Rico, which reduced the percentage of the Company's income subject to the full U.S. tax rate. The Company's tax rate was higher in this 1998 quarterly period than in earlier quarters during the year due to higher than anticipated toll gate tax expenses on dividends from the Company's Puerto Rico subsidiary. Net income decreased $1,203,000, or 38%.

                        Liquidity and Capital Commitments

At September 30, 1998, the Company held approximately $16,593,000 of cash compared to $17,942,000 at December 31, 1997. Working capital was $41,291,000 compared to $48,514,000 at December 31, 1997. The Company's current ratio was
5.1 to 1 compared to 6.9 to 1 at December 31, 1997. In addition to its cash and working capital balances, the Company also holds investments in long-term securities and notes receivable totaling $6,670,000.

Net cash provided by operating activities was $9,257,000 compared to $7,347,000 in the first nine months of 1997. Cash was utilized during the period to finance increased inventory levels, purchase new plant and equipment, pay dividends and repurchase the Company's common stock.

The Company's Board of Directors has issued authorizations to purchase and retire up to 1,000,000 shares of the Company's common stock on the open market or in privately negotiated transactions consistent with overall market and financial conditions. At September 30, 1998, the Company had purchased and retired 788,400 shares of stock at a cost of $12,200,000. The Company received $767,000 and $2,010,000 from stock issuances due to exercise of employee stock options in 1998 and 1997, respectively.

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

The Company's balance sheet remains strong, with stockholders' equity of $64,198,000 and no long-term debt. The Company has available a $2,000,000 bank line of credit. Management believes, based on the Company's current financial position and projected future expenditures, that sufficient funds are available to meet the Company's anticipated needs.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                Year 2000 Issues

The software used by the Company's data processing and management control systems was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1998 is abbreviated as "98". Most software using this system does not recognize that the year 2000, abbreviated as "00", follows 1999. This causes computing errors in date sensitive processes. The Company has surveyed its operations to locate computer systems which may be subject to this error.

The Company's accounting and management control systems for its plants in the U.S., Puerto Rico and Costa Rica utilize a company-wide computer network centered in the Company's Hector, MN corporate office. The hardware and software used in operating the network are all purchased from third party suppliers. The Company has contracted with these suppliers to obtain the necessary hardware and software to bring its central computer system into Year 2000 compliance on a current basis. However, certain elements of the data network itself are not compliant and will be upgraded on an as needed basis in 1999 and 2000.

The Company's U.K. facilities are not currently Year 2000 compliant. The Company has decided to bring this facility up to compliance by integrating it into the existing U.S. network. The Company is currently installing and testing this network expansion as well as training U.K. employees in use of this system. The Company expects the system to be operational in the U.K. by December 31, 1998. Total cost to upgrade to Year 2000 compliance companywide is estimated at $150,000.

At the current time, none of the Company's products contain embedded controllers or microprocessors. None of the products are date sensitive or subject to the Year 2000 problem.

The Company has also been in contact with its major customers and suppliers to estimate the extent to which it may be vulnerable to their respective year 2000 problems. The Company is reliant on third parties for many critical functions, including transportation, supplies, utilities and communications services. It cannot quantify the effect Year 2000 problems might have on these customers and suppliers. As a result, although the Company does not believe Year 2000 problems will cause a material disruption of its operations, it will continue to monitor the issue and modify its business plans and procedures as the situation warrants.



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

                          Communications Systems, Inc.

                                                  By  /s/ Paul N. Hanson
                                                      Paul N. Hanson
                               Vice President and
                             Chief Financial Officer
Date:  November 13, 1998