Form 10-K
period 1998-12-31
COMMUNICATIONS SYSTEMS INC
filed 1999-03-31
CIK 22701

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                              41-0957999
----------------------------------                          --------------------
  (State or  other jurisdiction                               Federal Employer
of incorporation  or organization)                           Identification No.)

                              213 South Main Street
                                Hector, MN 55342
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (320) 848-6231

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          ----------------------------
                          Common Stock, $.05 par value

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
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61,898,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 12, 1999.

As of March 12, 1999 there were outstanding 8,811,194 shares of the Registrant's common stock.

Documents                            Incorporated  by  Reference:  The Company's
                                     Proxy  Statement for its Annual  Meeting of
                                     Shareholders to be held on May 18, 1999 is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called "CSI" or the "Company") is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States (including Puerto Rico), Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications.

Effective December 1, 1998, the Company acquired Transition Networks, Inc. ("TNI"). TNI, located in Eden Prairie, Minnesota is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The acquisition was accounted for as a purchase and operations of TNI have been included in consolidated operations from December 1, 1998.

Effective August 7, 1998, the Company acquired JDL Technologies, Inc. ("JDL"). JDL, located in Edina, Minnesota, provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. The acquisition was accounted for as a purchase and operations of JDL have been included in consolidated operations from August 7, 1998.

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Company, Inc. ("ATC"). ATC, located in Union, New Jersey, manufactures connecting devices for fiber optic equipment. The acquisition was accounted for as a purchase and operations of ATC have been included in consolidated operations from January 4, 1996.

Additional  information  on these  acquisitions  can be  found in  subparagraphs
(c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 9 of Notes to Consolidated Financial Statements under Item 8, herein.

On March 12, 1999, the Company signed an agreement to purchase LANart Corporation, a manufacturer of application specific integrated circuits located in Needham, Massachusetts, for approximately $6,000,000. The Company expects to complete this acquisition in April 1999.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and other operations. The Company conducts manufacturing in the United States (including Puerto Rico), the United Kingdom and Costa Rica. Information regarding operations in the various segments is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

(1)  Suttle

The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. Products are manufactured at the Company's plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets at its plant in Elizabeth, New Jersey (Automatic Tool and Connector Company). Segment sales were $55,540,000 in 1998, or 78% of consolidated revenues.

       (A)  Products

Suttle's products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the products are used in voice applications, but the Company continues to develop an expanding line of products for network systems applications. A significant portion of the Company's revenues are derived from sales of a line of corrosion resistant connectors which utilize a water resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $.70 to $25.00 per unit. A majority of the sales volume, both in units and revenues, is derived from products selling for under $5.00.

High performance fiber-optic connectors, interconnect devices and fiber cable assemblies are used in high speed fiber-optic networks and local area network connections. The Company's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes. The Company's fiber-optic connector products range in price from $2.50 to $1,500.00.


       (B)  Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market characterized by modular four, six and eight conductor jacks. Customers include the "Big 6" telephone companies (the five Regional Bell Operating Companies, or "RBOCs" and GTE), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These customers are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications.

As a group, sales to the Big 6 telephone companies, both directly and through distribution, were approximately $33,245,000 in 1998 and $38,027,000 in 1997, which represented about 60% of Suttle's sales in each year. Sales to GTE Supply, Alltel Supply and KGP, the principal distributors serving this market, amounted to 17%, 13% and 13%, respectively, of Suttle's sales in 1998. Sales to GTE Supply and KGP were 21% and 12%, respectively, of Suttle's sales in 1997.

The Company believes business and network systems products will become an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturer's representatives, through distribution, and through the Company's sales staff. Sales of products for business and network systems accounted for 11% and 12% of Suttle's revenues in 1998 and 1997, respectively.

Approximately 8% of Suttle's 1998 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturer's representatives.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff and a network of distributors and manufacturer's representatives, including Graybar Electric Company, Arcade Electronics and Primestock. Sales of fiber-optic products accounted for 6% and 7% of Suttle's revenues in 1998 and 1997, respectively.

The balance of Suttle's sales in 1998 and 1997 were to original equipment manufacturers, non-Big 6 telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

       (C)  Competition

Suttle encounters strong competition in all its product lines. The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

Suttle's principal competitors for sales to telephone companies and independent contractors include: Lucent Technologies, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc. Most of these companies have greater financial resources than the Company. In addition, distributors of the Company's apparatus products also market products for one or more of these competitors. Lucent Technologies markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company's products.

In  retail  markets,  the  Company  experiences   significant  competition  from
importers of low-priced modular products that market their products directly and through a number of distributors to various retail outlets.

The Company's principal competitor for sales to the Regional Bell Operating Companies is Lucent Technologies. To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

       (D)  Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 1999, were approximately $3,551,000 compared to approximately $3,664,000 at March 1, 1998. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

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

       (F)  Research and Development; Patents

The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was the Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's new SpeedStar line of high-speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard.

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

       (ii)  Austin Taylor

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. Sales by Austin Taylor were $11,730,000, or 16% of consolidated revenues, in 1998.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Cable and Wireless Communications, Northern Telecom Europe, Lucent Technologies and British Telecom. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 61% and 78% of Austin Taylor sales were to United Kingdom customers in 1998 and 1997, respectively.

The Company believes the European telecommunications market will offer increasing opportunities as the European Economic Community eliminates trade barriers and standardizes use of modular connector products. In addition to continued manufacturing and marketing of its existing products, Austin Taylor will be a base to manufacture and/or distribute existing Suttle products or new jointly developed products in the United Kingdom, Europe and internationally. The Company also markets Austin Taylor products in the U.S., Canada, and other markets.

Outstanding customer orders for Austin Taylor products were approximately $539,000 at March 1, 1999 compared to $754,000 at March 1, 1998. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(iii)    Transition Networks

Effective December 1, 1998, by its acquisition of Transition Networks, Inc. , the Company entered the rapidly growing market for media converter products. Located in Eden Prairie, Minnesota, TNI manufactures a line of media and rate conversion products that permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The products make it possible for customers to take advantage of the newer technologies and higher data transmission speeds supported by fiber without sacrificing their investments in older, copper based equipment.

TNI markets its products in the U.S. and internationally through its sales staff and a limited number of distributors. TNI has international sales offices in London and Prague and distribution partners in South America and the Pacific
Rim. TNI is generally regarded as the market leader in conversion technology. Its principal competitors include Allied Telsyn International and Digi International. Sales by TNI for all of 1998 totaled $24,558,000. December sales included in the Company's consolidated operating results were $2,208,000.

       Other

Results of other operations include the Company's corporate operations and JDL Technologies, Inc., which was acquired effective August 7, 1998. JDL provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. Sales by JDL for all of 1998 totaled $5,613,000. Sales included in the Company's operating results were $1,681,000.

(2)  Discontinued Contract Manufacturing Operations

        Prior to November, 1996, the Company, through its former subsidiary, Zercom Corporation, engaged in contract manufacturing of electronic assemblies and products, including printed circuit board assembly, cable and harness assembly and electro-mechanical assemblies, for original equipment manufacturers
(OEMs). Zercom also provided product-engineering services, including circuit board design, case and enclosure design and product development consulting from design concept to finished product and manufactured electronic fishing products for the sports fishing market.

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

(3)  Employment Levels

       As of March 1, 1999 the Company employed 894 people. Of this number, 617 were employed by Suttle (including 206 in Puerto Rico, 164 in Hector, Minnesota, 20 in Elizabeth, New Jersey and 227 in Costa Rica), 147 by Austin Taylor Communications, Ltd., 92 by Transition Networks, Inc., 24 by JDL Technologies, Inc. and 14 held general and administrative positions. The Company considers its employee relations to be good.

(4)      Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to buying patterns of Bell Operating Companies, the impact of new products introduced by competitors, higher than expected expenses related to sales and new marketing initiatives, Year 2000 exposures, changes in tax laws, particularly in regard to taxation of income of its subsidiary in Puerto Rico and other risks involving the telecommunications industry generally.

(5)  Executive Officers of Registrant

         The executive officers of the Company and their ages at March 1, 1999 were as follows:

         Name                    Age         Position1

         Curtis A. Sampson       65          Chairman of the Board, President
                                             and Chief Executive Officer [1970]

         Jeffrey K. Berg         56          President and General Manager
                                             Suttle Apparatus Corporation [1990]

         Paul N. Hanson          52          Vice President - Finance, Treasurer
                                             and Chief Financial Officer [1982]

         Lee Ludlam              38          Managing Director, Austin Taylor
                                             Communications, Ltd. [1998]2

         C.S. Mondelli           48          President, Transition
                                             Networks, Inc. [1998]3

         Thomas Lapping          40          President,
                                             JDL Technologies, Inc. [1998]4
-----------------------------------

1 Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2 Mr. Ludlam was appointed Managing Director of Austin Taylor in November, 1998. From December, 1995 to November, 1998 he served as Austin Taylor's Director of Manufacturing. Prior to December, 1995 he served as Austin Taylor's plant manager.

3             Mr. Mondelli was appointed President of Transition Networks,  Inc.
              in May, 1996. From November, 1995 to May, 1996 he served as Transition Networks' Vice President of Sales and Marketing. Prior to November, 1995, he was an executive vice president of Prodea Software in Minneapolis. Transition Networks, Inc. was acquired by the Company in December, 1998.

4 JDL Technologies, Inc. was acquired by the Company in 1998.

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

         --- Suttle's manufacturing is conducted at four locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company has a long-term lease from the Puerto Rico Industrial Development Company on three facilities in Humacao, Puerto Rico aggregating 65,000 square feet. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica. The Company also leases a 5,000 square foot facility in Elizabeth, New Jersey where Automatic Tool and Connector Company manufactures its fiber optic connector products.

         -- Austin Taylor Communications, Ltd. owns a 40,000 square foot facility and leases a 6,000 square foot facility in Bethesda, Wales.

         --- Transition Networks, Inc. leases a 27,000 square foot facility in Eden Prairie, Minnesota where its manufacturing and administrative facilities are located.

         --- JDL Technologies, Inc. leases a 4,000 square foot facility in Edina, Minnesota which houses its business operations.

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

         The table below presents the price range of high and low trades of the Company's common stock for each period indicated as reported by NASDAQ:

                               1998                               1997
                     -----------------------            ------------------------
                       High             Low               High              Low

First                $19.25           $15.25            $15.13            $13.50
Second                19.00            16.00             15.00             12.50
Third                 16.00            10.88             22.63             14.00
Fourth                13.88            10.50             22.75             16.00

 (b)     HOLDERS

         At March 1, 1999 there were approximately 800 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

         The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable in fiscal 1997 and 1998 were as follows:

                   January 1, 1997 - April, 1997        $.08
                   July 1, 1997 - April, 1998            .09
                   July 1, 1998 - Present                .10

ITEM 6.  SELECTED FINANCIAL DATA

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                         SELECTED FINANCIAL INFORMATION
                     (in thousands except per share amounts)

                                                                                          Year Ended December 31
                                                                        -----------------------------------------------------------
                                                                           1998         1997         1996         1995         1994
                                                                        -------      -------      -------      -------      -------
Selected Income Statement Data
Revenues From Continuing Operations                                     $71,159      $75,732      $68,705      $66,004      $57,077

Costs and Expenses:
  Cost of Sales                                                          50,188       52,302       47,719       47,297       40,812
  Selling, General and Administrative Expenses                           12,413       10,947       10,581        8,519        8,180
                                                                        -------      -------      -------      -------      -------
    Total Costs and Expenses                                             62,601       63,249       58,300       55,816       48,992

Operating Income From Continuing Operations                               8,558       12,483       10,405       10,189        8,086

Other Income, Net                                                         1,259        1,654          799          899          341

Income From Continuing Operations Before Income Taxes                     9,817       14,137       11,204       11,088        8,427
Income Tax Expense                                                        1,950        3,200        2,250        2,164        1,616
                                                                        -------      -------      -------      -------      -------
Income From Continuing Operations                                         7,867       10,937        8,954        8,924        6,811
Income (Loss) From Discontinued Operations, Net of Taxes                                             (721)         160           (7)
                                                                        -------      -------      -------      -------      -------
Net Income                                                              $ 7,867      $10,937      $ 8,233      $ 9,084      $ 6,804
                                                                        =======      =======      =======      =======      =======

Basic Net Income (Loss) Per Common Share:
  Continuing Operations                                                 $   .87      $  1.18      $   .97      $   .98      $   .76
  Discontinued Operations                                                                            (.08)         .02
                                                                        -------      -------      -------      -------      -------
      Basic Net Income Per Share                                        $   .87      $  1.18      $   .89      $  1.00      $   .76
                                                                        =======      =======      =======      =======      =======

Diluted Net Income (Loss) Per Common Share
  Continuing Operations                                                 $   .87      $  1.17      $   .96      $   .97      $   .75
  Discontinued Operations                                                                            (.08)         .02
                                                                        -------      -------      -------      -------      -------
      Diluted Net Income Per Share                                      $   .87      $  1.17      $   .88      $   .99      $   .75
                                                                        =======      =======      =======      =======      =======

Cash Dividends Per Share                                                $   .38      $   .34      $   .30      $   .26      $   .22
                                                                        =======      =======      =======      =======      =======

Average Common and Potential Common
  Shares Outstanding                                                      9,084        9,325        9,352        9,217        9,093
                                                                        =======      =======      =======      =======      =======

Selected Balance Sheet Data
Total Assets                                                            $83,900      $77,518      $67,596      $61,945      $54,799
Property, Plant and Equipment, Net                                       11,379        9,675        8,965        8,658        8,132
Working Capital                                                          37,268       48,514       35,906       29,039       22,420
Net Assets of Discontinued Operations                                                                 537        9,255        8,033
Assets of Businesses Transferred Under
  Contractual Arrangements                                                                                                      593
Stockholders' Equity                                                     63,454       69,264       59,015       54,076       45,566


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              1998 Compared to 1997
                              ---------------------

Consolidated sales decreased 6% to $71,759,000. Consolidated operating income decreased 31% to $8,558,000.

Suttle sales decreased 11% to $55,540,000. Sales to customers in the United States (U.S.) decreased 10% to $53,426,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) decreased 13% to $33,245,000. Sales to these customers account for 62% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $155,000, or 1%. Sales to retail customers decreased $1,476,000 or 26% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada decreased 23% to $2,114,000 due to reduced exports of fiber-optic connector products and lower sales to Pacific Rim countries.

The sales decreases were across all of Suttle's product lines. CorroShield product sales fell 6% to $22,247,000 in 1998, the first year it failed to produce double-digit sales growth since its introduction. The decrease in CorroShield sales is due to changes in ordering patterns and inventory reduction programs at the RBOCs, which are CorroShield's major customers. CorroShield products are continuing to displace conventional voice connecting products, sales of which declined 12% in 1998. Sales of data products decreased 18% to $5,972,000. Sales of fiber-optic connector products decreased 18% to $3,336,000.

Suttle's gross margins declined 14% to $18,176,000. Gross margin percentage declined to 32.7% in 1998 from 33.8% in 1997. The decline in gross margin was due to costs associated with excess production capacity and provisions for inventory obsolescence due to slow-moving inventory. Selling, general and administrative expenses declined $886,000 or 10% due to lower selling and delivery expenses associated with lower sales volume. Suttle's operating income decreased $2,037,000 or 16%.

Austin Taylor's sales decreased 12% to $11,730,000. The decrease was due to reduced sales of CATV products caused by major reductions of cable television construction activity in the U.K. and below plan sales to Pacific Rim telephone companies. Austin Taylor's gross margin declined 21% to $1,835,000. Gross margin as a percentage of sales was 15.7% compared to 17.5% in 1997. The decline in gross margin was principally due to lower than expected business volume. Selling, general and administrative expenses increased $21,000. Operating income decreased $517,000 or 45%.

The Company acquired JDL Technologies, Inc. in August, 1998 and Transition Networks, Inc. in December, 1998. While the Company expects both acquisitions to make positive contributions in future periods, neither had a positive impact in 1998. JDL had sales of $1,681,000 in the last five months of 1998, and an operating loss of $675,000. Government funding delays for new telecommunications infrastructure in the public schools negatively affected JDL's performance. TNI had sales of $2,208,000 and an operating loss of $334,000. TNI's performance was hurt by the lack of manufacturing margins on December sales.

Consolidated investment income, net of interest expense, decreased $395,000 due to decreased levels of funds available for investment and interest on notes payable associated with acquisitions. Income from continuing operations before income taxes decreased $4,319,000 or 31%. The Company's effective income tax rate was 19.9% compared to 22.6% in 1997. The decrease in the tax rate was due to decreased earnings in the U.S. and U.K., where the Company pays a higher rate of tax than it does on earnings in Puerto Rico. Net income decreased $3,069,000 or 28%.

                              1997 Compared to 1996
                              ---------------------

Consolidated sales increased 10% to $75,732,000. Consolidated operating income increased 20% to $12,483,000.

Suttle sales increased 9% to $62,416,000. Sales to customers in the United States (U.S.) increased 10% to $59,674,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 11% to $38,027,000. Sales to these customers accounted for 64% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 8%. Sales to retail customers increased 11% due to increased sales to Radio Shack. Suttle's export sales, including sales to Canada decreased 9% to $2,741,000.

Suttle's sales increases were generated by a 56% increase in sales of the CorroShield line of corrosion resistant connectors. CorroShield product sales totaled $23,610,000 in 1997 compared to $15,123,000 in 1996. During 1997, two additional RBOCs converted to this product line for the majority of their residential installations. This product conversion resulted in an 11% decline in sales of conventional voice connector products in 1997, a trend the Company expects to continue. Sales of data products increased 8% to $7,314,000. Sales of fiber-optic connector products decreased 15% to $4,091,000.

Suttle's gross margins increased 12% to $21,099,000. Gross margin percentage increased to 33.8% from 32.9% in 1996. The improvement in gross margin was due to lower purchase costs for certain raw materials and improved manufacturing overhead efficiencies due to increased production volumes. Selling, general and administrative expenses increased $829,000 or 10% due to increased sales expenses associated with efforts to increase sales of data products and develop export markets for Suttle products. Suttle's operating income increased $1,392,000 or 13%.

Austin Taylor's sales increased 18% to $13,316,000. Growth was due to increased sales of network termination equipment and street cabinets to U.K. cable television companies and increased sales of plastic and metal distribution boxes through the distributor market. Austin Taylor's gross margin increased 11% to $2,331,000. Gross margin as a percentage of sales was 17.5% compared to 18.7% in 1996. The decline in gross margin was due to increased product development costs and increased costs for certain raw materials. Selling, general and administrative expenses decreased $288,000 or 19% due to reduced sales costs. Operating income increased $511,000 or 82%.

Consolidated investment income, net of interest expense, increased $855,000 due to increased levels of funds available for investment and interest on notes receivable from sales of discontinued operations. Income from continuing operations before income taxes increased $2,933,000 or 26%. The Company's effective income tax rate was 22.6% compared to 20.1% in 1996. The increase in the tax rate was due to increased U.S. taxes on the Company's earnings in Puerto Rico. Income from continuing operations increased $1,983,000 or 22%.


                          Acquisitions and Dispositions
                          -----------------------------

Effective December 1, 1998, the Company acquired Transition Networks, Inc. ("TNI") in exchange for $8,507,000 of cash (net of cash acquired). TNI is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.

Effective August 7, 1998, the Company acquired JDL Technologies, Inc. ("JDL") in exchange for 158,005 shares of CSI common stock. JDL provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools.

Effective January 4, 1996, the Company acquired Automatic Tool and Connector Co., Inc. ("ATC") of Union, New Jersey, in exchange for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. ATC is a manufacturer of high performance fiber-optic connectors, interconnect devices and coaxial cable assemblies for telecommunications, medical electronics, computer and other markets.

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

The acquisitions the Company has made over the past several years have served to expand the Company's product offerings and customer base in both U.S. and international markets. The Company is a growth-oriented manufacturer of telecommunications connecting and networking devices. The Company is continuing to search for acquisition candidates with products that will enable the Company to better serve its target markets.

                              Effects of Inflation
                              --------------------

Inflation has not had a significant effect on operations. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

                                Year 2000 Issues
                                ----------------

Most older computer software was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1998 is abbreviated as "98". Software using this system often fails to recognize that the year 2000, abbreviated as "00", follows 1999. This "Y2K" problem can cause computing errors in date sensitive processes. In 1998, the Company surveyed its operations to locate computer systems that could be subject to this error and initiated a program of corrective action.

The Company's accounting and management control systems at Suttle and Austin Taylor utilize a company-wide computer network centered in the Company's Hector, MN corporate office. The hardware and software used in operating the network are all purchased from third party suppliers. The Company has contracted with these suppliers and obtained the necessary hardware and software to bring its central computer system into Y2K compliance on a current basis. However, certain elements of the data network itself may not be compliant and will be upgraded on an as needed basis in 1999. Total cost of the Y2K compliance program is estimated at $150,000, of which approximately $100,000 has been spent to date.

At the present time, neither Suttle nor Austin Taylor produces products containing embedded controllers or microprocessors. None of the products are date sensitive or subject to the Y2K problem. The Company does not believe it has any warranty exposure to customers due to potential Y2K problems.

In 1998, the Company acquired JDL Technologies, Inc. and Transition Networks, Inc. Potential Y2K problems were explored as part of the Company's due diligence investigations of these companies. The Company does not believe Y2K problems will have a material effect on the operations of these companies.

The Company has also been in contact with its major customers and suppliers to estimate the extent to which it may be vulnerable to their respective Y2K problems. The Company is reliant on third parties for critical functions, including transportation, supplies, utilities and communications services. Multiple sources of supply are available for most of these services. The Company has not received any indication from these parties that they will not be Y2K compliant. However, if customers and suppliers experience unexpected Y2K problems, it could affect Company's ability to produce products or make scheduled deliveries. As a result, although the Company does not believe Year 2000 problems will cause a material disruption of its operations, it will continue to monitor the situation and modify its business plans and procedures and take corrective actions as necessary.

                                European Currency
                                -----------------

In January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the Euro was introduced in participating countries. Initially, this new currency is being used for financial transactions. It will eventually replace the national currencies of participating nations, which will be withdrawn by July 2002.

The Company does not believe introduction of the Euro will have any material effect on its business at this time. The United Kingdom, where Austin Taylor is located, is not among the countries converting to the Euro. The Company does not do significant amounts of business in other participating European nations, nor does it hold assets valued in other European currencies. The Company will continue to monitor the European currency situation and take action as required.

                         Liquidity and Capital Resources
                         -------------------------------

At December 31, 1998, the Company had approximately $20,405,000 of cash and cash equivalents compared to $23,192,000 of cash and cash equivalents and short-term U.S. Treasury investments at December 31, 1997. The Company had working capital of approximately $37,268,000 and a current ratio of 2.8 to 1 compared to working capital of $48,514,000 and a current ratio of 6.9 to 1 at the end of 1997. The reduction in working capital was primarily due to use of short-term debt by the Company in making acquisitions.

Cash flow provided by operations was approximately $14,012,000 in 1998 compared to $7,545,000 in 1997. The increase was due to cash flows from decreased inventory and accounts receivable levels caused by the Company's decreased levels of business.

Investing activities utilized $4,586,000 of cash in 1998. Cash investments in new subsidiaries in 1998 were $8,539,000. The Company expects to spend an additional $6,000,000 in April, 1999 to acquire LANart Corporation. Cash investments in new plant and equipment totaled $3,352,000 in 1998. Capital expenditures to support the Company's Suttle and Austin Taylor operations were $2,269,000 and $936,000, respectively. These investments were financed by use of operating cash flows, maturities of mortgage-backed securities and redemption of U.S. Treasury investments. The Company expects to spend $3,500,000 on capital additions in 1999.

Net cash used in financing activities increased to $7,027,000. The Company purchased and retired 790,400 shares of its stock in open market transactions during 1998. Board authorizations are outstanding to purchase an additional 209,600 shares. Dividends paid on common stock increased to $3,466,000. Proceeds from common stock issuances, principally exercises of key employee stock options, totaled $804,000 in 1998. The Company may purchase and retire additional shares in 1999 if warranted by market conditions and the Company's financial position.

The bulk of Suttle's operations are located in Puerto Rico. Until 1994, substantially all the earnings of these operations were sheltered from U.S. income tax due to the possessions tax credit (Internal Revenue Code Section
936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $556,000, $791,000 and $352,000 in 1998, 1997 and 1996, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $1,947,000, $1,987,000 and $1,908,000 in 1998, 1997 and 1996, respectively.

At December 31, 1998  approximately  $34,693,000,  $6,907,000  and $1,880,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 1998, the Company's outstanding obligations for notes payable totaled $9,078,000, consisting principally of borrowings against its line of credit used to purchase Transition Networks, Inc. The Company expects to repay or refinance this credit line in 1999. The unused portion of the Company's credit line ($1,097,000 at December 31, 1998) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                            New Accounting Standards
                            ------------------------

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company has adjusted the presentation of its financial statements for earlier periods to comply with the standard. Adoption of the standard resulted in the addition of the foreign currency translation adjustment to the Company's results of operations.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revises the standards for the way public enterprises report financial and descriptive information about operating segments in financial statements. Adoption of this standard had no material effect on the Company's results of operations or financial position, but did affect the disclosure of segment information contained elsewhere in this report (Note 11).

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of this pronouncement on its financial statements.

                              REPORT OF MANAGEMENT
                              --------------------

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

The Audit Committee of the Board of Directors, comprised solely of outside directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.


/s/ Curtis A. Sampson
-------------------------------------
Curtis A. Sampson
President and Chief Executive Officer


/s/ Paul N. Hanson
-------------------------------------
Paul N. Hanson
Chief Financial Officer

March 29, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche   LLP
--------------------------------------------
Deloitte & Touche LLP
March 2, 1999 (March 12, 1999 as to Note 11)
Minneapolis, Minnesota


                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS

                                                          ASSETS
                                                                                          December 31
                                                                                -------------------------------
                                                                                      1998               1997
                                                                                ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 20,405,363       $ 17,942,315
  Investments in U.S. Treasury securities                                                             5,249,314
  Trade accounts receivable, less allowance for
    doubtful accounts of  $884,000 and $796,000, respectively                     14,624,123         12,571,511
  Inventories (Note 3)                                                            20,837,508         18,438,531
  Other current assets                                                               499,549          1,486,266
  Deferred income taxes (Note 8)                                                   1,348,000          1,080,000
                                                                                ------------       ------------
      TOTAL CURRENT ASSETS                                                        57,714,543         56,767,937

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 4)                                 11,378,760          9,674,861

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)                                 8,392,261          2,881,544
  Investments in mortgage-backed and other securities (Note 1)                     1,316,912          3,356,568
  Note receivable from sale of assets of discontinued                              3,765,390          4,557,767
    contract manufacturing operations (Note 2)
  Deferred income taxes (Note 8)                                                     548,047            114,047
  Other assets                                                                       783,799            165,204
                                                                                ------------       ------------
    TOTAL OTHER ASSETS                                                            14,806,409         11,075,130
                                                                                ------------       ------------

TOTAL ASSETS                                                                    $ 83,899,712       $ 77,517,928
                                                                                ============       ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 1)                                                        $  9,077,598
  Accounts payable                                                                 4,589,078       $  2,770,628
  Accrued expenses                                                                 3,823,596          3,030,736
  Dividends payable                                                                  879,130            839,399
  Income taxes payable                                                             2,076,658          1,613,469
                                                                                ------------       ------------
    TOTAL CURRENT LIABILITIES                                                     20,446,060          8,254,232

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common  stock,  par  value  $.05  per  share;  30,000,000  shares  authorized;
    8,791,301 and 9,326,652 shares issued and outstanding,
    respectively (Notes 1 and 7)                                                     439,565            466,333
  Additional paid-in capital                                                      25,250,914         24,132,771
  Retained earnings                                                               37,862,463         44,552,855
  Stock option notes receivable (Note 7)                                            (288,225)
  Cumulative translation adjustment (Note 1)                                         188,935            111,737
                                                                                ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                                    63,453,652         69,263,696
                                                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 83,899,712       $ 77,517,928
                                                                                ============       ============

                                     See notes to consolidated financial statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                Year Ended December 31
                                                                  --------------------------------------------------
                                                                          1998               1997               1996
                                                                  ------------       ------------       ------------
REVENUES FROM CONTINUING OPERATIONS (Note 10):                    $ 71,158,743       $ 75,731,651       $ 68,704,940

COSTS AND EXPENSES:
  Cost of sales                                                     50,188,186         52,301,671         47,718,676
  Selling, general and administrative expenses                      12,412,361         10,947,163         10,581,557
                                                                  ------------       ------------       ------------
    TOTAL COSTS AND EXPENSES                                        62,600,547         63,248,834         58,300,233
                                                                  ------------       ------------       ------------

OPERATING INCOME FROM                                                8,558,196         12,482,817         10,404,707
  CONTINUING OPERATIONS

OTHER INCOME (EXPENSE):
  Investment income                                                  1,306,466          1,690,223            808,287
  Interest expense                                                     (47,237)           (36,167)            (9,139)
                                                                  ------------       ------------       ------------
    OTHER INCOME, net                                                1,259,229          1,654,056            799,148
                                                                  ------------       ------------       ------------

INCOME FROM CONTINUING OPERATIONS                                    9,817,425         14,136,873         11,203,855
  BEFORE INCOME TAXES

INCOME TAX EXPENSE (Note 8)                                          1,950,000          3,200,000          2,250,000
                                                                  ------------       ------------       ------------

INCOME FROM CONTINUING OPERATIONS                                    7,867,425         10,936,873          8,953,855

DISCONTINUED OPERATIONS (Note 2):
  Loss from operations, net of income taxes                                                                 (719,218)
  Loss on disposal, net of income taxes                                                                       (2,106)
                                                                  ------------       ------------       ------------
NET INCOME                                                           7,867,425         10,936,873          8,232,531
                                                                  ------------       ------------       ------------

OTHER COMPREHENSIVE INCOME  (Note 1) -
  Foreign currency translation adjustment                               77,198           (137,738)           479,629
                                                                  ------------       ------------       ------------
COMPREHENSIVE INCOME                                              $  7,944,623       $ 10,799,135       $  8,712,160
                                                                  ============       ============       ============

BASIC NET INCOME
  PER COMMON SHARE (Note 1):
  Continuing Operations                                           $        .87       $       1.18       $        .97
  Discontinued Operations                                                    -                  -               (.08)
                                                                  ------------       ------------       ------------
                                                                  $        .87       $       1.18       $        .89
                                                                  ============       ============       ============

DILUTED NET INCOME
  PER COMMON SHARE (Note 1):
  Continuing Operations                                           $        .87       $       1.17       $        .96
  Discontinued Operations                                                    -                  -               (.08)
                                                                  ------------       ------------       ------------
                                                                  $        .87       $       1.17       $        .88
                                                                  ============       ============       ============

AVERAGE BASIC SHARES OUTSTANDING                                     9,040,000          9,232,000          9,273,000
AVERAGE DILUTED SHARES OUTSTANDING                                   9,084,000          9,325,000          9,352,000

                                  See notes to consolidated financial statements.



                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                          Common Stock         Additional                Stock Option     Cumulative
                                      --------------------       Paid-in       Retained      Note        Translation
                                         Shares     Amount       Capital       Earnings   Receivable      Adjustment       Total
                                      ---------  ---------   ------------   ------------  -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1995          9,183,401  $ 459,170   $ 19,706,125   $ 34,140,435  $     -        $  (230,154)  $ 54,075,576
  Net income                                                                   8,232,531                                  8,232,531
  Issuance of stock to acquire
    Automatic Tool and Connector Co.    112,676      5,634      1,712,675                                                 1,718,309
  Issuance of stock under
    Employee Stock Purchase Plan         14,346        717        157,806                                                   158,523
  Issuance of stock under
    Employee Stock Option Plan           52,381      2,619        466,427                                                   469,046
  Tax benefit from non qualified
    employee stock options                                         12,701                                                    12,701
  Shareholder dividends                                                       (2,868,154)                                (2,868,154)
  Purchase of stock                    (255,495)   (12,775)      (601,381)    (2,648,527)                                (3,262,683)
  Foreign currency translation
    adjustment                                                                                               479,629        479,629
                                      ---------  ---------   ------------   ------------  -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1996          9,107,309    455,365     21,454,353     36,856,285        -            249,475     59,015,478
  Net income                                                                  10,936,873                                 10,936,873
  Issuance of stock to
    Employee Stock Ownership Plan        20,870      1,044        298,956                                                   300,000
  Issuance of stock under
    Employee Stock Purchase Plan         16,622        831        182,843                                                   183,674
  Issuance of stock under
    Employee Stock Option Plan          181,851      9,093      2,045,715                                                 2,054,808
  Tax benefit from non qualified
    employee stock options                                        150,904                                                   150,904
  Shareholder dividends                                                       (3,240,303)                                (3,240,303)
  Foreign currency translation
    adjustment                                                                                              (137,738)     (137,738)
                                      ---------  ---------   ------------   ------------  -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1997          9,326,652    466,333     24,132,771     44,552,855        -            111,737     69,263,696
  Net income                                                                   7,867,425                                  7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.              158,005      7,900      2,204,170                                                 2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan         12,210        610        112,259                                                   112,869
  Issuance of stock under
    Employee Stock Option Plan           84,834      4,242        938,102                                                   942,344
  Tax benefit from non qualified
    employee stock options                                         37,017                                                    37,017
  Issuance of notes receivable
    for stock options, net                                                                   (288,225)                     (288,225)
  Purchase of stock                    (790,400)   (39,520)    (2,173,405)   (11,052,325)                               (13,265,250)
  Shareholder dividends                                                       (3,505,492)                                (3,505,492)
  Foreign currency translation
    adjustment                                                                                                77,198         77,198
                                      ---------  ---------   ------------   ------------  -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1998          8,791,301  $ 439,565   $ 25,250,914   $ 37,862,463  $  (288,225)   $   188,935   $ 63,453,652
                                      =========  =========   ============   ============  ===========    ===========   ============

                                                   See notes to consolidated financial statements.


                                        COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                    -------------------------------------------------
                                                                           1998               1997              1996
                                                                    ------------       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  7,867,425       $ 10,936,873      $  8,232,531
     Discontinued operations                                                                                  721,324
                                                                    ------------       ------------      ------------
     Income from continuing operations                                 7,867,425         10,936,873         8,953,855
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
         Depreciation and amortization                                 3,085,533          2,471,510         2,303,303
         Deferred taxes                                                 (702,323)           702,713          (405,880)
         Loss on liquidation of foreign subsidiary                                           73,696
         Changes in assets and liabilities net of effects from  acquisitions and discontinued operations:
           Decrease (increase) in accounts receivable                  2,651,591         (1,966,519)       (1,483,853)
           Decrease (increase) in inventory                            1,073,699         (4,634,744)        1,565,972
           Decrease (increase) in other current assets                 1,045,802           (137,547)          (90,234)
           Decrease in accounts payable                               (1,114,838)          (328,639)         (925,127)
           Increase (decrease) in accrued expenses                      (353,930)           727,787           617,793
           Increase (decrease) in income taxes payable                   459,438           (300,273)           36,534
                                                                    ------------       ------------      ------------
           Total adjustments                                           6,144,972         (3,392,016)        1,618,508
                                                                    ------------       ------------      ------------
             Net cash provided by operating activities                14,012,397          7,544,857        10,572,363

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (3,351,927)        (2,878,073)       (1,989,053)
     Maturities of mortgage-backed and other
       investment securities                                           2,039,656          1,131,366           909,598
     Sales (purchase) of U.S. Treasury bill investments                5,249,314         (5,249,314)
     Increase (decrease) in other assets                                (617,433)            64,293           218,630
     Cash receipts from sale of assets of discontinued operations        492,377            308,830         1,500,000
     Changes in assets and liabilities of discontinued operations                           267,679         1,630,416
     Payment for purchase of subsidiaries                             (8,397,852)           (79,947)       (1,408,907)
                                                                    ------------       ------------      ------------
           Net cash (used in) provided by investing activities        (4,585,865)        (6,435,166)          860,684

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and long-term debt                                                            (65,557)
     Increase in notes payable                                         8,900,364
     Dividends paid                                                   (3,465,761)        (3,129,489)       (2,782,407)
     Proceeds from issuance of stock                                     804,005          2,238,482           640,270
     Purchase of stock                                               (13,265,250)                          (3,262,683)
                                                                    ------------       ------------      ------------
           Net cash used in financing activities                      (7,026,642)          (891,007)       (5,470,377)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                           63,158            (75,767)          133,192
                                                                    ------------       ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,463,048            142,917         6,095,862

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        17,942,315         17,799,398        11,703,536
                                                                    ------------       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 20,405,363       $ 17,942,315      $ 17,799,398
                                                                    ============       ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                              $  2,152,133       $  2,797,237      $  2,137,401
     Interest paid                                                        10,727             13,723             9,139

                                             See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company also owns subsidiaries which manufacture media and rate conversion products (products that permit telecommunications networks to move information between copper wired equipment and fiber-optic cable) and offer internet network design, specification and training services to educational institutions. The Company's operations are located in the United States, United Kingdom, Puerto Rico, and Costa Rica. Discontinued operations represent the Company's contract manufacturing operations, which were sold in November, 1996.

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

Financial instruments: The fair value of the Company's financial instruments, which consist of marketable securities, accounts receivable, mortgage-backed securities, accounts payable and notes payable, approximate their carrying value due to their short-term nature.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $645,000 and $357,000 at December 31, 1998 and 1997, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment is recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,444,192, $2,086,366, and $1,927,081 for 1998, 1997 and 1996, respectively. Maintenance and repairs are charged to operations and additions or betterments are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of from 5 to 15 years. Amortization included in costs and expenses was $641,341, $385,144 and $376,222 in 1998, 1997 and
1996, respectively.

Investment in debt securities: The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 1998, the amortized cost basis of the securities was $1,317,000. Market value of the securities was $1,330,000 resulting in a gross unrealized holding gain of $13,000, which is not reflected in the consolidated financial statements.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. Outstanding borrowings against the line of credit at December 31, 1998 were $8,903,000. The Company utilized those funds in the acquisition of Transition Networks, Inc. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (7.03% at December 31, 1998). The credit line matures June 30, 2000. There were no outstanding borrowings against the credit line at December 31, 1997.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 44,261 shares, 92,853 shares , and 78,915 shares in 1998, 1997 and 1996, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

New accounting principles: Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. The Company has adjusted the presentation of its financial statements for earlier periods to comply with the standard. Adoption of the standard resulted in the addition of the foreign currency translation adjustment to the Company's results of operations.

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement revises the standards for the way public enterprises report financial and descriptive information about operating segments in financial statements. Adoption of this standard had no material effect on the Company's results of operations or financial position, but did affect the disclosure of segment information contained elsewhere in this report (Note 11).

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective January 1, 2000. SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the impact of this pronouncement on its financial statements.

Basis of presentation: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - DISCONTINUED OPERATIONS

Discontinued operations represent the Company's contract manufacturing operations, which were sold November 4, 1996 for $1,500,000 cash and a note receivable of $4,866,597. The note bears interest at the prime rate and is secured by the assets sold.

The Company's consolidated financial statements and accompanying notes present separately the net assets and results of operations of the discontinued operations. Operating results of the discontinued contract operations were as follows:
                                                 Ten Months Ended
                                                 October 31, 1996
                                                 ----------------
                  Sales                            $  13,571,501
                  Costs and expenses                  14,684,080
                  Interest income, net                    35,361
                                                   -------------
                  Loss before income taxes            (1,131,218)
                  Income tax benefit                    (412,000)
                                                   -------------
                  Loss from operations                  (719,218)
                  Loss on disposal, net of income
                      tax expense of $77,000              (2,106)
                                                   -------------
                  Net loss                         $    (721,324)
                                                   =============


NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of :

                                                          December 31
                                                      1998               1997
                                             -----------------------------------
         Finished goods                      $    8,450,447       $    5,237,907
         Raw and processed materials             12,387,061           13,200,624
                                             --------------       --------------
                                             $   20,837,508       $   18,438,531
                                             ==============       ==============

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                                                   December 31
                                                Estimated         ----------------------------------------
                                                useful life                   1998               1997
                                            ------------------    --------------------  ------------------
         Land                                                     $            309,939  $          291,989
         Buildings                              7-30 years                   3,091,289           2,965,102
         Machinery and equipment                3-15 years                  24,550,064          21,351,745
         Furniture and fixtures                 5-10 years                   2,702,890           2,073,739
                                                                  --------------------  ------------------
                                                                            30,654,182          26,682,575
         Less accumulated depreciation                                      19,275,422          17,007,714
                                                                  --------------------  ------------------
                                                                  $         11,378,760  $        9,674,861
                                                                  ====================  ==================

NOTE 5 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to eight percent of compensation. Contributions to the plan in 1998, 1997 and 1996 were $93,000, $89,000, and $73,000 respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $590,000, $640,000 and $603,000 in 1998, 1997 and 1996 respectively. At December 31, 1998, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  1999                                 $      559,000
                  2000                                        495,000
                  2001                                        450,000
                  2002                                        373,000
                  2003                                        266,000
                  After 2003                                   89,000
                                                       --------------
                                                       $    2,232,000
                                                       ==============

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.

NOTE 7 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 1,400,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 1998, 468,733 shares remained available to be issued under the plan. Options expire five years from date of grant with one third of the options vesting immediately, the remaining two thirds vesting equally over the next two years

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 2,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire ten years from date of grant. At December 31, 1998, 68,000 shares are available to be issued under the plan.

Changes in outstanding employee and director stock options during the three years ended December 31, 1998 were as follows:
                                                                        Weighted
                                                                         average
                                                                        exercise
                                                       Number of          price
                                                         shares        per share
                                                -----------------     ----------
Outstanding at December 31, 1995                          435,422     $    11.09
                  Granted                                 167,000          14.75
                  Exercised                               (52,381)          8.95
                  Canceled                                 (8,352)         13.95
                                                -----------------
Outstanding at December 31, 1996                          541,689          12.38
                  Granted                                 197,700          13.82
                  Exercised                              (181,851)         11.30
                  Canceled                                (32,266)         14.04
                                                -----------------
Outstanding at December 31, 1997                          525,272          13.19
                  Granted                                 224,550          17.46
                  Exercised                               (84,834)         11.11
                  Canceled                                 (5,800)         15.07
                                                -----------------
Outstanding at December 31, 1998                          659,188     $    14.89

At December 31, 1998, 475,188 stock options are currently exercisable. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 1998:
                                            Weighted Average         Weighted
                                                Remaining             Average
Range of Exercise Prices           Shares      Option Life        Exercise Price
------------------------      -----------   --------------       ---------------
$ 5.31 to $ 9.99                   26,000       3.4 years        $          7.23
$10.00 to $14.99                  356,138       2.5 years                  13.72
$15.00 to $18.91                  277,050       4.6 years                  17.12

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 200,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 12,210, 16,622 and 14,346 for the plan years ended August 31, 1998, 1997 and 1996, respectively. At December 31, 1998 employees had subscribed to purchase an additional 21,785 shares in the current plan year ending August 31, 1999.

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

                                                                 Year Ended December 31
                                            --------------------------------------------------------------
                                                        1998                  1997               1996
                                            --------------------  --------------------  ------------------
Net Income                                  $          7,061,627  $         10,254,975  $        7,740,304
Basic Net Income Per Share                  $                .78  $               1.11  $              .83
Diluted Net Income Per Share                $                .78  $               1.10  $              .83

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

                                                                 Year Ended December 31
                                            --------------------------------------------------------------
                                                        1998                  1997               1996
                                            --------------------  --------------------  ------------------
Expected volatility                                        26%                   25%                 27%
Risk free interest rate                                   5.7%                  6.2%                6.8%
Expected holding period - employees                    4 years               4 years             4 years
Expected holding period - directors                    7 years               7 years             7 years
Dividend yield                                            2.4%                  2.6%                1.8%

Pro forma stock-based compensation cost was $806,000, $682,000 and $492,000 in 1998, 1997 and 1996, respectively. The fair value of all options issued in 1998, 1997 and 1996 was $971,000, $690,000 and $714,000, respectively.

In 1998, the Company provided financing to employees and directors who exercised stock options during the year. The notes bear interest at 6% and mature February 28, 2000. The notes have been reflected as a reduction of stockholders' equity in the financial statements.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 1998, the ESOP held 284,480 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company accrued a 1996 ESOP contribution of $300,000, for which the Company issued 20,870 shares of common stock to the ESOP in February, 1997. The Company's 1997 ESOP contribution was $350,000 of cash. The Company's 1998 ESOP contribution was $235,000 for which the Company issued 19,893 shares of common stock to the ESOP in February, 1999.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 1996, the Company purchased and retired 255,495 shares at a cost of $3,263,000. In 1998, the Company purchased and retired 790,400 shares at a cost of $13,265,000. At December 31, 1998, 209,600 shares could be repurchased under existing Board authorizations.


NOTE 8 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1998                1997              1996
                                                          -----------------  ------------------  -----------------
Currently payable income taxes:
     Federal                                              $       1,607,000  $          898,000  $       1,444,000
     State                                                          110,000             168,000            294,000
     Puerto Rico                                                    767,000             826,000            646,000
     Foreign                                                        131,000             454,000            257,000
                                                          -----------------  ------------------  -----------------
                                                                  2,615,000           2,346,000          2,641,000
Tax effect of disqualified employee incentive
     stock options                                                   37,000             151,000             13,000

Deferred income taxes (benefit)                                    (702,000)            703,000           (404,000)
                                                          ------------------ ------------------  ------------------
                                                          $       1,950,000  $        3,200,000  $       2,250,000
                                                          =================  ==================  ==================

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit that went into effect for the 1994 tax year. As a result of the tax credit limitation, the Company incurred $556,000, $791,000 and $352,000 of U.S. federal income tax expense on earnings in Puerto Rico for 1998, 1997 and 1996, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $10,004,000 at December 31, 1998.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income was $915,000, $1,343,000, and $791,000 in 1998, 1997 and 1996, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $1,368,000 at December 31, 1998. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                                           Year Ended December 31
                                                          --------------------------------------------------------
                                                                   1998                1997              1996
                                                          -----------------  ------------------  -----------------
Tax at U.S. statutory rate                                           35.0%               35.0%             35.0%
Surtax exemption                                                     (1.0)                (.7)             (1.0)
U.S. taxes not provided on Puerto Rico operations                   (19.8)              (14.1)            (17.0)
State income taxes, net of federal benefit                             .7                  .8               1.7
Other                                                                 5.0                 1.6               1.4
                                                          -----------------  ------------------  -----------------
Effective tax rate                                                   19.9%               22.6%             20.1%
                                                          =================  ==================  =================

Deferred tax assets and liabilities as of December 31 related to the following:

                                                      1998               1997
                                            ----------------   -----------------
Current assets:
     Bad debts                              $        264,000   $        240,000
     Inventory                                       617,000            445,000
     Accrued expenses                                470,000            383,000
     Other                                            (3,000)            12,000
                                            ----------------   ----------------
                                            $      1,348,000   $      1,080,000
                                            ================   ================
Long term assets and (liabilities):
     Depreciation                           $       (382,953)  $       (324,953)
     Loss reserves on notes receivable               132,000            132,000
     Other                                            16,000
     Alternative minimum tax credits                 783,000            307,000
                                            ----------------   -----------------
                                            $        548,047   $        114,047
                                            ================   =================

NOTE 9 - ACQUISITIONS

Effective December 1, 1998, the Company acquired all the capital stock of Transition Networks, Inc. for $8,507,000 (cash payments net of cash acquired). The transaction is being accounted for as a purchase, and the operations of Transition Networks, Inc. are included in consolidated operations as of the effective date. Excess of cost over net assets acquired in the transaction was $4,047,000, which is being amortized on a straight-line basis over 5 years. In the acquisition, the following assets were acquired and liabilities assumed:

         Property, plant and equipment                         $        708,804
         Excess of cost over net assets acquired                      4,046,565
         Accounts receivable                                          3,262,689
         Inventory                                                    3,198,942
         Cash                                                           550,049
         Accounts payable                                            (1,973,236)
         Accrued expenses                                              (643,263)
         Other assets and liabilities                                   (93,786)
                                                               ----------------
              Total purchase price                                    9,056,764
         Less cash acquired                                            (550,049)
         Payment for purchase of Transition Networks, Inc.,
              net of cash acquired                             $      8,506,715
                                                               ================

Effective August 7, 1998, the Company purchased all the capital stock of JDL Technologies, Inc. for $2,244,000, consisting of 158,005 shares of the Company's common stock and $32,000 of acquisition costs. The acquisition was accounted for as purchase. Excess of cost over net assets acquired in the transaction was $2,223,000, which is being amortized on a straight-line basis over five years. The results of operations of JDL are included in consolidated operations as of the acquisition date. In the acquisition, the following assets were acquired and liabilities assumed:

         Property, plant and equipment                         $         77,799
         Excess of cost over net assets acquired                      2,222,772
         Accounts receivable                                          1,430,953
         Inventory                                                      264,608
         Accounts payable                                              (949,999)
         Accrued expenses                                              (800,803)
         Other assets and liabilities                                    (1,000)
                                                               ----------------
         Payment for purchase of JDL Technologies, Inc.        $         32,260
                                                               ================

Unaudited consolidated results of operations on a pro forma basis as though the acquisitions were effective January 1, 1997 are as follows:

                                                      Year Ended December 31
                                              ---------------------------------
                                                      1998               1997
                                              --------------   ----------------
         Revenues from continuing operations  $   97,440,835   $     98,917,302
         Net income                                6,473,170          9,482,716
         Basic net income per share           $          .71   $           1.01
         Diluted net income per share         $          .71   $           1.01

Effective January 4, 1996, the Company purchased all the capital stock of Automatic Tool and Connector Co., Inc. (ATC) for $3,191,000, consisting of $1,473,000 of cash and 112,676 shares of the Company's common stock. The fair value of assets acquired in the transaction was $4,063,000 (including excess of cost over net assets acquired of $2,864,000) and liabilities of $872,000 were assumed.

NOTE 10- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and other operations. Information concerning the Company's continuing operations in the various segments is as follows:


                                                              Austin         Transition
                                             Suttle           Taylor          Networks            Other       Consolidated
Year Ended December 31, 1998:
Revenues                               $   55,539,979    $  11,729,725     $  2,208,295       $ 1,680,744     $ 71,158,743
Cost of sales                              37,363,994        9,894,546        1,701,222         1,228,424       50,188,186
                                       --------------    -------------     ------------       -----------     ------------
Gross profit                               18,175,985        1,835,179          507,073           452,320       20,970,557
Selling, general and
  administrative expenses                   7,861,420        1,213,987          841,360         2,495,594       12,412,361
                                       --------------    -------------     ------------       -----------     ------------
Operating income (loss)                $   10,314,565    $     621,192     $   (334,287)      $(2,043,274)    $  8,558,196
                                       ==============    =============     ============       ===========     ============
Depreciation and amortization          $    1,957,261    $     692,453     $     96,756       $   339,063     $  3,085,533
                                       ==============    =============     ============       ===========     ============
Assets                                 $   53,130,454    $   7,091,218     $ 11,731,323       $11,946,717     $ 83,899,712
                                       ==============    =============     ============       ===========     ============
Capital expenditures                   $    2,269,177    $     935,603     $     15,294       $   131,853     $  3,351,927
                                       ==============    =============     ============       ===========     ============


Year Ended December 31, 1997:
Revenues                               $   62,415,513    $  13,316,138                                        $ 75,731,651
Cost of sales                              41,316,252       10,985,419                                          52,301,671
                                       --------------    -------------                                        ------------
Gross profit                               21,099,261        2,330,719                                          23,429,980
Selling, general and
  administrative expenses                   8,747,540        1,192,648                        $ 1,006,975       10,947,163
                                       --------------    -------------                        -----------     ------------
Operating income (loss)                $   12,351,721    $   1,138,071                        $(1,006,975)    $ 12,482,817
                                       ==============    =============                        ===========     ============
Depreciation and amortization          $    1,744,554    $     599,982                        $   126,974     $  2,471,510
                                       ==============    =============                        ===========     ============
Assets                                 $   54,740,837    $   9,150,276                        $13,626,815     $ 77,517,928
                                       ==============    =============                        ===========     ============
Capital expenditures                   $    2,553,360    $     265,340                        $    59,373     $  2,878,073
                                       ==============    =============                        ===========     ============


Year Ended December 31, 1996:
Revenues                               $   57,441,328    $  11,263,612                                        $ 68,704,940
Cost of sales                              38,562,815        9,155,861                                          47,718,676
                                       --------------    -------------                                        ------------
Gross profit                               18,878,513        2,107,751                                          20,986,264
Selling, general and
  administrative expenses                   7,918,487        1,481,030                        $ 1,182,040       10,581,557
                                       --------------    -------------                        -----------     ------------
Operating income (loss)                $   10,960,026    $     626,721                        $(1,182,040)    $ 10,404,707
                                       ==============    =============                        ===========     ============
Depreciation and amortization          $    1,606,481    $     549,512                        $   147,310     $  2,303,303
                                       ==============    =============                        ===========     ============
Assets                                 $   43,469,695    $   8,147,019                        $15,979,400     $ 67,596,114
                                       ==============    =============                        ===========     ============
Capital expenditures                   $    1,576,697    $     368,592                        $    43,764     $  1,989,053
                                       ==============    =============                        ===========     ============

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. (including Puerto Rico) and Costa Rica. Austin Taylor operates in the United Kingdom (U.K.). Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 1998, foreign earnings in excess of amounts received in the United States were approximately $4,697,000.

In 1998, sales to three U.S. customers amounted to 13.6%, 10.4% and 10.3% of consolidated revenues, respectively. In 1997, sales to two U.S. customers amounted to 17.6% and 10.0% of consolidated revenues, respectively. No customer accounted for more than ten percent of the Company's consolidated revenues in 1996.

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

NOTE 11 - SUBSEQUENT EVENT

On March 12, 1999, the Company signed an agreement to purchase LANart Corporation, a manufacturer of application specific integrated circuits located in Needham, Massachusetts, for approximately $6,000,000. LANart Corporation had sales of approximately $10,687,000 and a net loss of $1,151,000 for its most recent fiscal year ended December 31, 1998. The Company expects to complete this acquisition in April 1999.



(b)      SUPPLEMENTAL FINANCIAL INFORMATION


                                        Unaudited Quarterly Operating Results
                                       (in thousands except per share amounts)

                                                                                Quarter Ended
                                                          --------------------------------------------------------
                                                               March 31      June 30      Sept 30        Dec 31
------------------------------------------------------------------------------------------------------------------
                           1998
Revenues                                                    $    17,486  $    16,970  $    18,030   $     18,673
Gross Margins                                                     5,244        5,350        5,203          5,174
Operating income                                                  2,286        2,715        2,363          1,195
Net Income                                                        2,194        2,442        1,952          1,279

Basic Net Income per Share                                  $      .24   $      .27   $       .22   $        .15
Diluted Net Income per Share                                $      .23   $      .27   $       .22   $        .15

                           1997
Revenues                                                    $    16,816  $    20,181  $    19,790   $     18,945
Gross Margins                                                     4,991        6,347        6,775          5,317
Operating income                                                  2,368        3,359        4,033          2,723
Net Income                                                        2,169        2,883        3,154          2,731

Basic Net Income per Share                                  $      .24   $      .31   $       .34   $        .29
Diluted Net Income per Share                                $      .24   $      .31   $       .33   $        .29





ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 18, 1999 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 18, 1999 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

     The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 17 to 31 herein:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ende
         December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                   Page Herein
         -----------------------------------------                   -----------

         The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report                                      17

         Schedule II - Valuation and Qualifying Accounts and Reserves      36

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

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1998

         The Company filed a Form 8-K on December 10, 1998 related to the acquisition of Transition Networks, Inc.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 1999                  /s/Curtis A. Sampson
                                       -----------------------------------------
                                       Curtis A. Sampson, Chairman of the
                                       Board of Directors, President and Chief
                                       Executive Officer

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

Signature                   Title                                 Date

/s/Curtis A.Sampson         Chairman of the Board of Directors,   March 29, 1999
-------------------------   President, and Director (Principal
Curtis A. Sampson           Executive Officer)


/s/Paul N.Hanson            Vice President, Treasurer and         March 29, 1999
--------------------------  Chief Financial Officer (Principal
Paul N. Hanson              Financial Officer and Principal
                            Accounting Officer)

/s/ Paul J. Anderson
--------------------------  Director                              March 29, 1999
Paul J. Anderson
/s/Edwin C. Freemna
--------------------------  Director                              March 29, 1999
Edwin C. Freeman
/s/Luella G. Goldberg
--------------------------  Director                              March 29, 1999
Luella Gross Goldberg

--------------------------  Director                              March 29, 1999
Frederick M. Green

--------------------------  Director                              March 29, 1999
John C. Ortman
/s/Joseph W. Parris
--------------------------  Director                              March 29, 1999
Joseph W. Parris
/s/Gerald D. Pint
--------------------------  Director                              March 29, 1999
Gerald D. Pint
/s/Wayne E. Sampson
--------------------------  Director                              March 29, 1999
Wayne E. Sampson
/s/Edward E. Strickland
--------------------------  Director                              March 29, 1999
Edward E. Strickland

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


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1998




                          FINANCIAL STATEMENT SCHEDULE



                                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      Schedule II - Valuation and Qualifying Accounts and Reserves

                                    Balance at          Additions           Additions         Deductions         Balance
                                  Beginning of       Charged to Cost      Charged to             from            at End
Description                            Period          and Expenses       Other Accounts       Reserves         of Period
--------------------------------  ------------       --------------       --------------   --------------     -------------
Allowance for doubtful accounts:

Year ended:

  December 31, 1998                $   796,000       $       94,000       $    -            $  6,000  (B)      $   884,000

  December 31, 1997                $   306,000       $       50,000       $ 441,000  (A)    $  1,000  (B)      $   796,000

  December 31, 1996                $   288,000       $       91,000       $    -            $ 73,000  (B)      $   306,000

Inventory valuation reserves:

Year ended:

  December 31, 1998                $ 1,157,000       $    1,000,000       $    -            $      -           $ 2,157,000

  December 31, 1997                $ 1,370,000       $       -            $    -            $ 213,000          $ 1,157,000

  December 31, 1996                $ 1,262,000       $      108,000       $    -            $      -           $ 1,370,000

Reserve  for  assets  transferred  under  contractual   arrangements  and  notes
receivable:

Year Ended:

  December 31, 1998                $   371,000       $       -            $    -            $      -           $   371,000

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


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1998



                                    EXHIBITS

                 COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1998

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

  10.5        Stock Option Plan for           Filed as Exhibit 10.5 to the 1993
               Nonemployee Directors          Form 10-K and incorporated herein
                                              by reference.

  10.6        1992 Stock Plan                 Filed as Exhibit 10.6 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.7        Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.8        Supplemental Executive          Filed as Exhibit 10.8 to the 1993
               Retirement Plan                Form 10-K and incorporated herein
                                              by reference.

  11          Calculation of Earnings         Filed herewith at page 39.
               Per Share
  21          Subsidiaries of the Registrant  Filed herewith at page 40.
  23          Independent Auditors' Consent   Filed herewith at page 41.
  24          Power of Attorney               Included in signatures at page 34.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI's Assistant Secretary at the executive offices of the Company.



                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      CALCULATION OF EARNINGS PER SHARE
                                                 EXHIBIT 11

                                                                    Twelve Months Ended December 31
                                                        -----------------------------------------------------
Basic:                                                       1998                1997                1996
-------                                                 -------------       -------------       -------------

Income from Continuing Operations                       $   7,867,425       $  10,936,873       $   8,953,855
Loss from Discontinued Operations                                                                    (721,324)
                                                        -------------       -------------       -------------
  Net Income                                            $   7,867,425       $  10,936,873       $   8,232,531
                                                        =============       =============       =============

Common shares:

  Weighted average number of common                         9,039,891           9,231,858           9,272,825
     shares outstanding
                                                        =============       =============       =============

Basic net income per common share:
  Continuing Operations                                 $         .87       $        1.18       $         .97
  Discontinued Operations                                                                                (.08)
                                                        -------------       -------------       -------------
                                                        $         .87       $        1.18       $         .89
                                                        =============       =============       =============

Diluted:
-------------

Income from Continuing Operations                       $   7,867,425       $  10,936,873       $   8,953,855
Loss from Discontinued Operations                                                                    (721,324)
                                                        -------------       -------------       -------------
  Net Income                                            $   7,867,425       $  10,936,873       $   8,232,531
                                                        =============       =============       =============

Common and potentially dilutive shares:

  Weighted average number of common                         9,039,891           9,231,858           9,272,825
     shares outstanding
  Dilutive effect of stock options outstanding
     after application of treasury stock method                44,261              92,853              78,915
                                                        -------------       -------------       -------------
                                                            9,084,152           9,324,711           9,351,740
                                                        =============       =============       =============

Diluted net income per common share:
  Continuing Operations                                 $         .87       $        1.17       $         .96
  Discontinued Operations                                                                                (.08)
                                                        -------------       -------------       -------------
                                                        $         .87       $        1.17       $         .88
                                                        =============       =============       =============

                                    SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                                                     EXHIBIT 21

            Subsidiaries                           Jurisdiction of Incorporation

Suttle Apparatus Corporation                                  Illinois
Suttle Costa Rica, S.A.                                      Costa Rica
Tel Products, Inc.                                            Minnesota
Suttle Caribe, Inc.                                           Minnesota
Austin Taylor Communications, Ltd.                         United Kingdom
Automatic Tool & Connector Company, Inc.                      New Jersey
JDL Technologies, Inc.                                        Minnesota
Transition Networks, Inc.                                     Minnesota


All such subsidiaries are 100%-owned  directly by Communications  Systems,  Inc.
The  financial   statements  of  all  such  subsidiaries  are  included  in  the consolidated financial statements of Communications Systems, Inc.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, and 33-99566 of
Communications Systems, Inc. of our report dated March 2, 1999 (March 12, 1999 as to Note 11) on the consolidated financial statements and schedule of Communications Systems, Inc. and subsidiaries appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 1998.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
March 29, 1999
Minneapolis, Minnesota