Form 10-Q
period 1999-03-31
COMMUNICATIONS SYSTEMS INC
filed 1999-05-14
CIK 22701

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

For the quarterly period ended    MARCH 31, 1999
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................

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
  (Former name, address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                          ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS                                      Outstanding at April 30, 1999
Common Stock, par value                                     8,608,294
   $.05 per share

                 Total Pages (11) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                    Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and
                  Comprehensive Income                            4

              Consolidated Statements of Stockholders' Equity     5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       8

Part II.  Other Information                                      12

                                         PART I. FINANCIAL INFORMATION

                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                          CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)

                                                                              March 31               December 31
Assets:                                                                           1999                      1998
                                                                          ------------              ------------
Current assets:
   Cash                                                                   $ 21,832,810              $ 20,405,363
   Receivables, net                                                         19,125,141                14,624,123
   Inventories - Note 2                                                     17,705,069                20,837,508
   Deferred income taxes                                                     1,348,000                 1,348,000
   Other current assets                                                        477,065                   499,549
                                                                          ------------              ------------
      Total current assets                                                  60,488,085                57,714,543

Property, plant and equipment                                               30,994,518                30,654,182
   less accumulated depreciation                                           (19,903,318)              (19,275,422)
                                                                          ------------              ------------
   Net property, plant and equipment                                        11,091,200                11,378,760

Other assets:
  Excess of cost over net assets acquired                                    7,987,588                 8,392,261
  Investments in mortgage backed and other securities                        1,240,830                 1,316,912
  Deferred income taxes                                                        548,047                   548,047
  Notes receivable from sale of assets of
    discontinued operations                                                  3,765,390                 3,765,390
  Other assets                                                                 834,053                   783,799
                                                                          ------------              ------------
      Total other assets                                                    14,375,908                14,806,409
                                                                          ------------              ------------

Total Assets                                                              $ 85,955,193              $ 83,899,712
                                                                          ============              ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                           $ 9,069,305               $ 9,077,598
   Accounts payable                                                          4,568,389                 4,589,078
   Accrued expenses                                                          3,964,848                 3,823,596
   Dividends payable                                                           881,114                   879,130
   Income taxes payable                                                      2,656,803                 2,076,658
                                                                          ------------              ------------
      Total current liabilities                                             21,140,459                20,446,060

Stockholders' Equity                                                        64,814,734                63,453,652
                                                                          ------------              ------------

Total Liabilities and Stockholders' Equity                                $ 85,955,193              $ 83,899,712
                                                                          ============              ============

                                See notes to consolidated financial statements.

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                           (unaudited)

                                                                    Three Months Ended March 31
                                                                ---------------------------------
                                                                        1999                 1998
                                                                ------------         ------------
Sales                                                           $ 26,596,892         $ 17,486,063

Costs and expenses:
  Cost of sales                                                   17,561,114           12,242,094
  Selling, general and
    administrative expenses                                        5,774,611            2,958,377
                                                                ------------         ------------
      Total costs and expenses                                    23,335,725           15,200,471
                                                                ------------         ------------

Operating income                                                   3,261,167            2,285,592

Other income and (expenses):
  Investment income                                                  203,635              459,892
  Interest expense                                                  (152,343)              (1,261)
                                                                ------------         ------------
    Other income, net                                                 51,292              458,631

Income before income taxes                                         3,312,459            2,744,223

Income taxes (Note 3)                                                840,000              550,000
                                                                ------------         ------------

Net income                                                         2,472,459            2,194,223
                                                                ------------         ------------

Other comprehensive income -
  Foreign currency translation adjustment                           (231,503)              83,260
                                                                ------------         ------------
Comprehensive income                                             $ 2,240,956          $ 2,277,483
                                                                ============         ============

Basic net income per share                                             $ .28                $ .24
Diluted net income per share                                           $ .28                $ .23


Average Basic Shares Outstanding                                   8,802,972            9,321,576
Average Dilutive Shares Outstanding                                8,832,458            9,418,637

                         See notes to consolidated financial statements.


                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Common Stock         Additional                 Stock Option     Cumulative
                                   ---------------------       Paid-in        Retaine          Notes    Translation
                                      Shares      Amount       Capital        Earnings    Receivable     Adjustment       Total
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1997       9,326,652   $ 466,333   $ 24,132,771   $ 44,552,855   $        -     $  111,737    $ 69,263,696
  Net income                                                                 7,867,425                                   7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.           158,005       7,900      2,204,170                                                  2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan      12,210         610        112,259                                                    112,869
  Issuance of stock under
    Employee Stock Option Plan        84,834       4,242        938,102                                                    942,344
  Tax benefit from non qualified
    employee stock options                                       37,017                                                     37,017
  Issuance of notes receivable
     for stock options, net                                                                (288,225)                      (288,225)
  Purchase of stock                 (790,400)    (39,520)    (2,173,405)   (11,052,325)                                (13,265,250)
  Shareholder dividends                                                     (3,505,492)                                 (3,505,492)
  Foreign currency translation
   adjustment                                                                                               77,198          77,198
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1998       8,791,301     439,565     25,250,914     37,862,463     (288,225)       188,935      63,453,652
  Net income                                                                 2,472,459                                   2,472,459
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995        234,005                                                    235,000
  Purchase of stock                  (23,400)     (1,170)       (67,679)      (164,911)                                   (233,760)
  Shareholder dividends                                                       (881,114)                                   (881,114)
  Foreign currency translation
    adjustment                                                                                             (231,503)      (231,503)
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT MARCH 31, 1999          8,787,794   $ 439,390   $ 25,417,240   $ 39,288,897   $  (288,225)   $   (42,568)  $ 64,814,734
                                   =========   =========    ===========    ===========   ===========    ===========   ============

                                                 See notes to consolidated financial statements.


                                        COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)
                                                                                                Three Months Ended March 31
                                                                                             --------------------------------
                                                                                                     1999                1998
                                                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $  2,472,459        $  2,194,223
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                          1,112,287             677,812
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                          (4,553,860)          1,621,219
           Decrease (increase) in inventory                                                     3,076,917          (1,285,723)
           Decrease in other current assets                                                        20,315             313,256
           Increase in accounts payable                                                            23,607             282,969
           Increase in accrued expenses                                                           300,733             936,080
           Increase (decrease) in income taxes payable                                            584,509             (85,423)
                                                                                             ------------        ------------
             Net cash provided by operating activities                                          3,036,967           4,654,413

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (478,221)         (1,005,875)
     Maturities of mortgage-backed and other investment securities                                 76,082             433,874
     Increase in other assets                                                                     (56,950)           (466,727)
     Proceeds from maturities of U.S. Treasury securities                                                           5,249,314
                                                                                             ------------        ------------
           Net cash provided by (used in) investing activities                                   (459,089)          4,210,586

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                                    (8,293)
     Dividends paid                                                                              (879,130)           (839,399)
     Proceeds from issuance of common stock                                                                           325,787
     Purchase of stock                                                                           (233,760)         (2,101,131)
                                                                                             ------------        ------------
           Net cash used in financing activities                                               (1,121,183)         (2,614,743)
                                                                                             ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                   (29,248)             45,008
                                                                                             ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       1,427,447           6,295,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               20,405,363          17,942,315
                                                                                             ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 21,832,810        $ 24,237,579
                                                                                             ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                       $    259,855        $    633,340
     Interest paid                                                                                 46,427               1,261

                                               See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 1999, the statements of income and comprehensive income and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Effective December 1, 1998, the Company acquired all the capital stock of Transition Networks, Inc. for $8,507,000 (cash payments net of cash acquired). The transaction is being accounted for as a purchase, and the operations of Transition Networks, Inc. are included in consolidated operations as of the effective date. Excess cost over net assets acquired in the transaction was $4,047,000, which is being amortized on a straight-line basis over 5 years.

Effective August 7, 1998, in a noncash transaction, the Company acquired JDL Technologies, Inc. in exchange for 158,005 shares of its common stock. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $2,223,000 which is being amortized on a straight-line basis over 5 years. The results of operations of JDL Technologies, Inc. have been included in the Company's operations effective August 7, 1998.

Unaudited consolidated results of operations on a pro forma basis as though the acquisitions were effective January 1, 1998 are as follows:

                                               Three Months Ended March 31, 1998
                                               ---------------------------------
Revenues                                              $         23,861,817
Net income                                                       1,685,968
Basic net income per share                            $                .18
Diluted net income per share                          $                .18

In February, 1999 the Company issued 19,893 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1998 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $235,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                            March 31           December 31
                                              1999                  1998
Finished Goods                   $         6,484,389  $          8,450,447
Raw Materials                             11,220,680            12,387,061
                                 -------------------  --------------------
       Total                     $        17,705,069  $         20,837,508
                                 ===================  ====================

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 1999 and 1998 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.


NOTE 4 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 29,486 shares and 97,061 shares in 1999 and 1998, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 5 - SUBSEQUENT EVENT

On March 12, 1999, the Company signed an agreement to purchase LANart Corporation, a manufacturer of application specific integrated circuits located in Needham, Massachusetts, for approximately $6,000,000. LANart Corporation had sales of approximately $10,687,000 and a net loss of $1,151,000 for its most recent fiscal year ended December 31, 1998. The Company completed this acquisition in April 1999.

NOTE 6 - SEGMENT INFORMATION

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

                                                                Austin         Transition
                                               Suttle           Taylor          Networks          Other      Consolidated
                                       -----------------------------------------------------------------------------------

Three Months Ended March 31, 1999:
Revenues                                  $ 15,970,208      $ 2,807,495     $  6,765,382    $  1,053,807     $ 26,596,892
Cost of sales                               10,245,881        2,251,862        4,342,829         720,542       17,561,114
                                       -----------------------------------------------------------------------------------
Gross profit                                 5,724,327          555,633        2,422,553         333,265        9,035,778
Selling, general and
  administrative expenses                    1,947,844          339,808        2,514,964         971,995        5,774,611
                                       -----------------------------------------------------------------------------------
Operating income (loss)                   $  3,776,483      $   215,825     $    (92,411)   $   (638,730)    $  3,261,167
                                       ===================================================================================

Depreciation and amortization             $    529,632      $   161,274     $    262,243    $    159,138     $  1,112,287
                                       ===================================================================================
Assets                                    $ 55,284,130      $ 6,903,216     $ 11,786,255    $ 11,981,592     $ 85,955,193
                                       ===================================================================================
Capital expenditures                      $    280,093      $   117,705     $     60,145    $     20,278     $    478,221
                                       ==================================================================================

Three Months Ended March 31, 1998:
Revenues                                  $ 14,148,314      $ 3,337,749                                      $ 17,486,063
Cost of sales                                9,601,030        2,641,064                                        12,242,094
                                       -----------------------------------------------------------------------------------
Gross profit                                 4,547,284          696,685                                         5,243,969
Selling, general and
  administrative expenses                    2,235,389          323,321                     $    399,667        2,958,377
                                       -----------------------------------------------------------------------------------
Operating income (loss)                   $  2,311,895      $   373,364                     $   (399,667)    $  2,285,592
                                       ==================================================================================

Depreciation and amortization             $    507,527      $   138,521                     $     31,764     $    677,812
                                       ==================================================================================
Assets                                    $ 56,258,045      $ 9,900,317                     $ 12,192,432     $ 78,350,794
                                       ==================================================================================
Capital expenditures                      $    935,029      $    49,773                     $     21,073     $  1,005,875
                                       ==================================================================================



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 1999 Compared to
                        Three Months Ended March 31, 1998

Consolidated sales increased 52% to $26,597,000. Consolidated operating income increased 43% to $3,261,000.

Suttle sales increased 13% to $15,970,000. Sales to customers in the United States (U.S.) increased 14% to $15,384,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 27% to $10,009,000. Sales to these customers accounted for 65% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $426,000, or 12%. Sales to retail customers decreased $550,000 or 39% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada decreased 9% to $586,000.

The sales increases were mainly of Suttle's CorroShield and data products. CorroShield product sales increased 33%, reflecting a return to more normal buying patterns by the RBOCs, which are CorroShield's major customers. CorroShield products are continuing to displace conventional voice connecting products, sales of which declined 3% in the 1999 quarter. Sales of data products increased 22%. Sales of fiber-optic connector products decreased 26%.

Suttle's gross margins increased 26% to $5,724,000. Gross margin percentage improved to 35.8% in 1999 from 32.1% in 1998. The improvement in gross margin was due to product mix. The fastest selling products in 1999 (CorroShield and data products) tended to be the products with the highest margins. Margins also benefited from Suttle's inventory overstock at the end of 1998. No extra production costs were incurred to meet the increase in sales. Selling, general and administrative expenses declined $288,000 or 13%. 1998 expenses were higher than normal due to a campaign to increase export sales and sales of data products. Suttle's operating income increased $1,465,000 or 63%.

Austin Taylor's sales decreased 16% to $2,807,000. The decrease was due to reduced sales of CATV products caused by major reductions of cable television construction activity in the U.K. and below plan sales to Pacific Rim telephone companies. Austin Taylor's gross margin declined 20% to $556,000. Gross margin as a percentage of sales was 19.8% compared to 20.9% in 1998. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses increased $16,000. Operating income decreased $158,000 or 42%.

The Company acquired JDL Technologies, Inc. in August, 1998 and Transition Networks, Inc. in December, 1998. While the Company expects both acquisitions to make positive contributions in future periods, neither had a positive impact in the 1999 period. JDL had sales of $1,054,000 in the period and an operating loss of $242,000. Government funding delays for new telecommunications infrastructure in the public schools negatively affected JDL's performance. TNI had sales of $6,765,000 and an operating loss of $92,000. Transition Network's performance was hurt by the lack of manufacturing margins on sales inventory in stock at the time it was acquired by the Company. CSI's corporate operating expenses were $396,000 compared to $399,000 in the 1998 period.

Consolidated investment income, net of interest expense, decreased $407,000 due to decreased levels of funds available for investment and interest on notes payable associated with acquisitions. Income from continuing operations before income taxes increased $568,000 or 21%. The Company's effective income tax rate was 25.4% compared to 20.0% in 1998. The increase in the tax rate was because the Company did not generate sufficient tax credits in Puerto Rico to shelter all of its Puerto Rico earnings. Net income increased $278,000 or 13%.

                         Liquidity and Capital Resources

At March 31, 1999, the Company had approximately $21,833,000 of cash and cash equivalents compared to $20,405,000 of cash and cash equivalents at December 31, 1998. The Company had working capital of approximately $39,348,000 and a current ratio of 2.9 to 1 compared to working capital of $37,268,000 and a current ratio of 2.8 to 1 at the end of 1998.

Cash flow provided by operations was approximately $3,037,000 in the first three months of 1999 compared to $4,654,000 in the same period in 1998. The decrease was due to the need to finance increased accounts receivable levels caused by the Company's increased sales volume. Cash flow benefited in the 1999 period from decreased inventory levels, as the Company was able to satisfy some of the increased customer demand out of existing stocks.

Investing activities utilized $459,000 of cash in the 1999 period. Cash investments in new plant and equipment totaled $478,000, which was financed by internal cash flows. The Company expects to spend $3,500,000 on capital additions in 1999. The Company spent an additional $6,000,000 in April, 1999 to acquire LANart Corporation. The Company financed that acquisition using a combination of internal funds and short-term borrowing from U.S. Bank. Short-term notes payable outstanding, which were $9,069,000 at March 31, 1999, increased to $10,166,000 after the LANart acquisition was completed. . The Company expects to repay or refinance this debt in 1999.

Net cash used in financing activities was $1,121,000. The Company purchased and retired 23,400 shares of its stock in open market transactions during the 1999 period. At March 31, 1999 Board authorizations are outstanding to purchase an additional 186,200 shares. The Company purchased an additional 180,000 shares under this authorization in April 1999. Dividends paid on common stock increased to $879,000.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                                Year 2000 Issues

Most older computer software was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1999 is abbreviated as "99". Software using this system often fails to recognize that the year 2000, abbreviated as "00", follows 1999. This "Y2K" problem can cause computing errors in date sensitive processes. In 1998, the Company surveyed its operations to locate computer systems that could be subject to this error and initiated a program of corrective action.

The Company's accounting and management control systems at Suttle and Austin Taylor utilize a company-wide computer network centered in the Company's Hector, MN corporate office. The hardware and software used in operating the network are all purchased from third party suppliers. The Company has contracted with these suppliers and obtained the necessary hardware and software to bring its central computer system and data network into Y2K compliance on a current basis. Cost hardware and software purchased as part of the Y2K compliance program was $150,000. The Company did not separately track internal costs of Y2K compliance.

In 1998, the Company acquired JDL Technologies, Inc. and Transition Networks, Inc. These operations are not presently part of the Company's central computer network. Both operations utilize personal computer based computing networks that were materially Y2K compliant prior to their acquisition by the Company.

At the present time, Suttle, Austin Taylor and Transition Networks do not manufacture products containing embedded controllers or microprocessors that are date sensitive or subject to the Y2K problem. The Company does not believe it has any warranty exposure to customers due to potential Y2K problems.

The Company has also been in contact with its major customers and suppliers to estimate the extent to which it may be vulnerable to their respective Y2K problems. The Company is reliant on third parties for critical functions, including raw materials and supplies, transportation, utilities and communications services. Multiple sources of supply are available for most of these products and services. The Company has not received any indication from these parties that they will not be Y2K compliant. If the Company does experience any Y2K related problems with third parties it is likely to be in the nature of short-term spot shortages of raw materials or manufacturing supplies which would not materially affect the Company's operations.

At the present time, the Company expects to handle any Y2K problems that occur as part of the ordinary course of business. No special contingency plans have been developed. The Company will continue to monitor its Y2K situation and will respond appropriately if any problem arises.

PART II.  OTHER INFORMATION

Items 1 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                          Communications Systems, Inc.

                                              By  /s/ Paul N. Hanson
                                                 -----------------------------
                                                  Paul N. Hanson
                                                  Vice President and
                                                  Chief Financial Officer
Date:  May 14, 1999