Form 10-Q
period 1999-06-30
COMMUNICATIONS SYSTEMS INC
filed 1999-08-13
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1999
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS
Common Stock, par value                             Outstanding at July 31, 1999
    $.05 per share                                            8,625,477

                 Total Pages (14) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.
Part I. Financial Information

   Item 1. Financial Statements

        Consolidated Balance Sheets                                     3

        Consolidated Statements of Income and Comprehensive Income      4

        Consolidated Statements of Changes in Stockholders' Equity      5

        Consolidated Statements of Cash Flows                           6

        Notes to Consolidated Financial Statements                      7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10

Part II.  Other Information                                            14


                                  PART I. FINANCIAL INFORMATION

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                   CONSOLIDATED BALANCE SHEETS
                                           (unaudited)

                                                                       June 30        December 31
Assets:                                                                   1999               1998
                                                                  ------------       ------------
Current assets:
   Cash                                                           $ 13,598,920       $ 20,405,363
   Receivables, net                                                 20,197,190         14,624,123
   Inventories (Note 4)                                             17,901,924         20,837,508
   Deferred income taxes                                             1,348,000          1,348,000
   Other current assets                                                833,049            499,549
                                                                  ------------       ------------
      Total current assets                                          53,879,083         57,714,543

Property, plant and equipment                                       31,578,765         30,654,182
   less accumulated depreciation                                   (20,592,522)       (19,275,422)
                                                                  ------------       ------------
   Net property, plant and equipment                                10,986,243         11,378,760

Other assets:
  Excess of cost over net assets acquired                           10,955,787          8,392,261
  Investments in mortgage backed and other securities                6,775,887          1,316,912
  Deferred income taxes                                                553,158            548,047
  Notes receivable from sale of assets of
    discontinued operations                                          3,565,390          3,765,390
  Other assets                                                         968,243            783,799
                                                                  ------------       ------------
      Total other assets                                            22,818,465         14,806,409
                                                                  ------------       ------------

Total Assets                                                      $ 87,683,791       $ 83,899,712
                                                                  ============       ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                  $  9,907,706       $  9,077,598
   Accounts payable                                                  6,357,219          4,589,078
   Accrued expenses                                                  4,637,213          3,823,596
   Dividends payable                                                   860,944            879,130
   Income taxes payable                                              1,993,193          2,076,658
                                                                  ------------       ------------
      Total current liabilities                                     23,756,275         20,446,060

Stockholders' Equity                                                63,927,516         63,453,652
                                                                  ------------       ------------

Total Liabilities and Stockholders' Equity                        $ 87,683,791       $ 83,899,712
                                                                  ============       ============

                         See notes to consolidated financial statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                    (unaudited)

                                                    Three Months Ended June 30         Six Months Ended June 30
                                                   ----------------------------     -----------------------------
                                                          1999            1998             1999             1998
                                                   ------------    ------------     ------------     ------------
Sales                                              $ 29,807,344    $ 16,969,774     $ 56,404,236     $ 34,455,837

Costs and expenses:
  Cost of sales                                      19,906,281      11,619,503       37,467,395       23,861,597
  Selling, general and
    administrative expenses                           7,822,663       2,635,334       13,597,274        5,593,711
                                                   ------------    ------------     ------------     ------------
      Total costs and expenses                       27,728,944      14,254,837       51,064,669       29,455,308
                                                   ------------    ------------     ------------     ------------

Operating income                                      2,078,400       2,714,937        5,339,567        5,000,529

Other income and (expenses):
  Investment income                                     218,125         328,342          421,760          788,234
  Interest expense                                     (168,835)         (1,264)        (321,178)          (2,525)
                                                   ------------    ------------     ------------     ------------
    Other income, net                                    49,290         327,078          100,582          785,709

Income before income taxes                            2,127,690       3,042,015        5,440,149        5,786,238

Income taxes (Note 5)                                   380,000         600,000        1,220,000        1,150,000
                                                   ------------    ------------     ------------     ------------

Net income                                            1,747,690       2,442,015        4,220,149        4,636,238
                                                   ------------    ------------     ------------     ------------

Other comprehensive income -
  Foreign currency translation adjustment               (94,154)        (12,185)        (325,657)          71,075
                                                   ------------    ------------     ------------     ------------
Comprehensive income                               $  1,653,536    $  2,429,830     $  3,894,492     $  4,707,313
                                                   ============    ============     ============     ============

Basic net income per share                         $        .20    $        .27     $        .48     $        .50
Diluted net income per share                       $        .20    $        .27     $        .48     $        .50


Average Basic Shares Outstanding                      8,623,804       9,111,450        8,712,894        9,215,611
Average Dilutive Shares Outstanding                   8,716,487       9,214,932        8,775,711        9,314,022

                                  See notes to consolidated financial statements.


                                            COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Common Stock         Additional                 Stock Option       Other
                                   ---------------------       Paid-in        Retaine          Notes   Comprehensive
                                      Shares      Amount       Capital        Earnings    Receivable       Income           Total
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1997       9,326,652   $ 466,333   $ 24,132,771   $ 44,552,855   $        -     $   111,737   $ 69,263,696
  Net income                                                                 7,867,425                                   7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.           158,005       7,900      2,204,170                                                  2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan      12,210         610        112,259                                                    112,869
  Issuance of stock under
    Employee Stock Option Plan        84,834       4,242        938,102                                                    942,344
  Tax benefit from non qualified
    employee stock options                                       37,017                                                     37,017
  Issuance of notes receivable
     for stock options, net                                                                (288,225)                      (288,225)
  Purchase of stock                 (790,400)    (39,520)    (2,173,405)   (11,052,325)                                (13,265,250)
  Shareholder dividends                                                     (3,505,492)                                 (3,505,492)
  Foreign currency translation
   adjustment                                                                                                77,198         77,198
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1998       8,791,301     439,565     25,250,914     37,862,463     (288,225)        188,935     63,453,652
  Net income                                                                 4,220,149                                   4,220,149
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995        234,005                                                    235,000
  Issuance of common stock under
    Employee Stock Option Plan         5,300         265         53,069                                                     53,334
  Purchase of stock                 (203,400)    (10,170)      (589,075)    (1,367,658)                                 (1,966,903)
  Shareholder dividends                                                     (1,742,059)                                 (1,742,059)
  Foreign currency translation
    adjustment                                                                                             (325,657)      (325,657)
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT JUNE 30, 1999           8,613,094   $ 430,655   $ 24,948,913   $ 38,972,895   $  (288,225)   $  (136,722)  $ 63,927,516
                                   =========   =========    ===========    ===========   ===========    ===========   ============

                                            See notes to consolidated financial statements.


                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)
                                                                                    Six Months Ended June 30
                                                                               ---------------------------------
                                                                                       1999                1998
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $  4,220,149        $  4,636,238
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                             2,448,596           1,355,908
         Changes in assets and liabilities net of effects from
         acquisition of LANart Corporation:
           Decrease (increase) in accounts receivable                             (3,864,667)            192,239
           Decrease (increase) in inventory                                        4,056,044          (2,030,678)
           Decrease (increase) in other current assets                              (358,705)          1,245,259
           Increase in accounts payable                                              557,046             253,009
           Increase (decrease) in accrued expenses                                  (533,887)            933,581
           Increase (decrease) in income taxes payable                               (78,664)            107,093
                                                                                ------------        ------------
             Net cash provided by operating activities                             6,445,912           6,692,649

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (926,280)         (2,131,338)
     Maturities of mortgage-backed and other investment securities                   166,025             825,167
     Purchases of mortgaged-backed and other securities                           (5,625,000)
     Increase in other assets                                                       (196,766)           (481,478)
     Collection of notes receivable                                                  200,000             200,000
     Proceeds from maturities of U.S. Treasury securities                                              5,249,314
     Payment for purchase of LANart Corporation, net of cash acquired             (3,983,703)
                                                                                ------------        ------------
           Net cash (used in) provided by investing activities                   (10,365,724)          3,661,665

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                     (266,813)
     Proceeds from issuance of notes payable                                       1,096,921
     Dividends paid                                                               (1,760,245)         (1,676,818)
     Proceeds from issuance of common stock                                           53,334             626,869
     Purchase of stock                                                            (1,966,903)         (7,597,249)
                                                                                ------------        ------------
           Net cash used in financing activities                                  (2,843,706)         (8,647,198)
                                                                                ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                      (42,925)             31,242
                                                                                ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (6,806,443)          1,738,358

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  20,405,363          17,942,315
                                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 13,598,920        $ 19,680,673
                                                                                ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                          $  1,303,136        $  1,040,711
     Interest paid                                                                   325,983               2,525

                                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of June 30, 1999, the statements of income and comprehensive income for the three and six month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999 and 1998 have been made.

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

Effective August 7, 1998, in a noncash transaction, the Company acquired JDL Technologies, Inc. in exchange for 158,005 shares of its common stock. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $2,223,000, which is being amortized on a straight-line basis over 5 years. The results of operations of JDL Technologies, Inc. have been included in the Company's operations effective August 7, 1998.

Unaudited consolidated results of operations on a pro forma basis as though these acquisitions were effective January 1, 1998 are as follows:

                                   Three Months Ended      Six Months Ended
                                       June 30, 1998         June 30, 1998
                                      --------------       ---------------
   Revenues                           $   24,657,533       $    48,519,350
   Net income                              2,292,955             3,978,923
   Basic net income per share         $          .25        $          .42
   Diluted net income per share       $          .24        $          .42

In February 1999 the Company issued 19,893 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1998 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $235,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

Effective April 8, 1999, the Company acquired all the capital stock of LANart Corporation for $3,984,000 (cash payments net of cash acquired). The transaction is being accounted for as a purchase. Excess cost over net assets acquired in the transaction was $3,550,000, which is being amortized on a straight-line basis over 5 years. The operations of LANart Corporation, which are not material to the Company's financial statements, are included in consolidated operations as of the effective date. Subsequent to the acquisition, the Company merged LANart's operations into Transition Networks, Inc.

NOTE 2 - NET INCOME PER SHARE

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

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and other operations. Information concerning the Company's continuing operations in the various segments for the six-month periods ended June 30, 1999 and 1998 is as follows:
                                              Austin    Transition
                                 Suttle       Taylor      Networks      Other   Consolidated
                             ---------------------------------------------------------------

Six Months Ended June 30, 1999:
Revenues                      $29,977,460  $5,708,793  $16,729,834  $ 3,988,149  $56,404,236
Cost of sales                  19,369,544   4,615,993   10,683,321    2,798,537   37,467,395
                             ---------------------------------------------------------------
Gross profit                   10,607,916   1,092,800    6,046,513    1,189,612   18,936,841
Selling, general and
  administrative expenses       4,085,366     680,594    6,653,141    2,178,173   13,597,274
                             ---------------------------------------------------------------
Operating income (loss)       $ 6,522,550  $  412,206  $  (606,628) $  (988,561) $ 5,339,567
                             ===============================================================

Depreciation and amortization $ 1,059,262  $  319,923  $   751,134  $   318,277  $ 2,448,596
                             ===============================================================

Assets                        $49,090,211  $6,849,903  $19,610,095  $12,133,582  $87,683,791
                             ===============================================================

Capital expenditures          $   516,764  $  258,750  $    96,638  $    54,128  $   926,280
                             ===============================================================

Six Months Ended June 30, 1998:
Revenues                      $28,195,697  $6,260,140                            $34,455,837
Cost of sales                  18,852,059   5,009,538                             23,861,597
                             ---------------------------------------------------------------
Gross profit                    9,343,638   1,250,602                             10,594,240
Selling, general and
  administrative expenses       4,173,543     682,856               $  737,312     5,593,711
                             ---------------------------------------------------------------
Operating income (loss)       $ 5,170,095  $  567,746               $ (737,312)  $ 5,000,529
                             ===============================================================

Depreciation and amortization $ 1,015,051  $  277,329               $   63,528   $ 1,355,908
                             ===============================================================

Assets                        $55,752,796  $9,830,885               $9,310,837   $74,894,518
                             ===============================================================

Capital expenditures          $ 1,654,323  $  452,976               $   24,039   $ 2,131,338
                             ===============================================================


Information concerning the Company's continuing operations in the various segments for the three-month periods ended June 30, 1999 and 1998 is as follows:


                                              Austin    Transition
                                 Suttle       Taylor      Networks     Other    Consolidated
                             ---------------------------------------------------------------

Three Months Ended June 30, 1999:
Revenues                      $14,007,252  $2,901,298  $ 9,964,452  $2,934,342   $29,807,344
Cost of sales                   9,123,663   2,364,131    6,340,492   2,077,995    19,906,281
                             ---------------------------------------------------------------
Gross profit                    4,883,589     537,167    3,623,960     856,347     9,901,063
Selling, general and
  administrative expenses       2,137,522     340,786    4,138,177   1,206,178     7,822,663
                             ---------------------------------------------------------------
Operating income (loss)       $ 2,746,067  $  196,381  $  (514,217) $ (349,831)  $ 2,078,400
                             ===============================================================

Depreciation and amortization $   529,630  $  158,649  $   488,891  $  159,139   $ 1,336,309
                             ===============================================================

Capital expenditures          $   236,671  $  141,045  $    36,493  $   33,850   $   448,059
                             ===============================================================

Three Months Ended June 30, 1998:
Revenues                      $14,047,383  $2,922,391                            $16,969,774
Cost of sales                   9,251,029   2,368,474                             11,619,503
                             ---------------------------------------------------------------
Gross profit                    4,796,354     553,917                              5,350,271
Selling, general and
  administrative expenses       1,938,154     359,535               $  337,645     2,635,334
                             ---------------------------------------------------------------
Operating income (loss)       $ 2,858,200  $  194,382               $ (337,645)  $ 2,714,937
                             ===============================================================

Depreciation and amortization $   507,524  $  138,808               $   31,764   $   678,096
                             ===============================================================

Capital expenditures          $   719,294  $  403,203               $    2,966   $ 1,125,463
                             ===============================================================



NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                            June 30       December 31
                                              1999              1998
     Finished Goods                    $  6,763,423      $  8,450,447
     Raw Materials                       11,138,501        12,387,061
                                       ------------      ------------
       Total                           $ 17,901,924      $ 20,837,508
                                       ============      ============

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 1999 and 1998 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico, Year 2000 exposures and other risks involving the telecommunications industry generally.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 1999 Compared to
                         Six Months Ended June 30, 1998

Consolidated sales increased 64% to $56,404,000. Consolidated operating income increased 7% to $5,340,000.

Suttle sales increased 6% to $29,977,000. Sales to customers in the United States (U.S.) increased 7% to $28,745,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 16% to $18,785,000. Sales to these customers accounted for 63% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $211,000, or 3%. Sales to retail customers decreased $670,000 or 29% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada decreased 6% to $1,232,000.

The sales increases were mainly of Suttle's CorroShield and data products. CorroShield product sales increased 40%, reflecting a return to more normal buying patterns by the RBOCs, which are CorroShield's major customers. CorroShield products are continuing to displace conventional voice connecting products. Sales of conventional products declined 20% in the 1999 period. The Company's sales of conventional voice products are also being hurt by price competition from foreign manufacturers. Sales of data products increased 28%. Sales of fiber-optic connector products decreased 27%.

Suttle's gross margins increased 14% to $10,608,000. Gross margin percentage improved to 35.4% in 1999 from 33.1% in 1998. The improvement in gross margin was due to product mix. The fastest selling products in 1999 (CorroShield and data products) tended to be the products with the highest margins. Selling, general and administrative expenses declined $89,000 or 2%. 1998 expenses were higher than normal due to a campaign to increase export sales and sales of data products. Suttle's operating income increased $1,352,000 or 26%.

Austin Taylor's sales decreased 9% to $5,709,000. The decrease was due to reduced sales of CATV products caused by major reductions of cable television construction activity in the U.K. and below plan sales to Pacific Rim telephone companies. Austin Taylor's gross margin declined 13% to $1,093,000. Gross margin as a percentage of sales was 19% compared to 20% in 1998. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses decreased $2,000. Operating income decreased $156,000 or 27%.

The Company acquired Transition Networks, Inc. in December 1998. In April 1999, the Company acquired LANart Corporation, which has been merged into Transition Networks. The combined entities had sales of $16,730,000 and an operating loss of $607,000 in the 1999 period. Expenses associated with closing LANart's sales and marketing operations in Europe and transferring inventory and manufacturing processes from Massachusetts to Minnesota were a significant cause of the operating loss.

The Company acquired JDL Technologies, Inc. in August 1998. JDL had sales of $3,988,000 in the 1999 period, an increase of 8% (on a pro forma basis) from sales in the first six months of 1998. JDL had an operating loss of $136,000 in 1999 compared to a pro forma loss of $211,000 in 1998. Government funding delays for new telecommunications infrastructure in the public schools negatively affected JDL's performance in the first part of 1999. JDL earned a significant portion of its revenues in the 1999 period from contracts to provide network services and equipment to the U.S. Virgin Islands Department of Education and to the Gary, Indiana public schools. CSI's corporate operating expenses were $853,000 compared to $737,000 in the 1998 period.

Consolidated investment income, net of interest expense, decreased $685,000 due to decreased levels of funds available for investment and interest expense on notes payable associated with acquisitions. Income before income taxes decreased $346,000 or 6%. The Company's effective income tax rate was 22.4% compared to 19.9% in 1998. The increase in the tax rate was because the Company did not generate sufficient tax credits in Puerto Rico to shelter all of its Puerto Rico earnings. Net income decreased $416,000 or 9%.

                  Three Months Ended June 30, 1999 Compared to
                        Three Months Ended June 30, 1998

Consolidated sales increased 76% to $29,807,000. Consolidated operating income decreased 23% to $2,078,000.

Suttle sales decreased $40,000 to $14,007,000. Sales to customers in the United States (U.S.) decreased $16,000 to $13,361,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 5% to $8,776,000. Sales to these customers accounted for 63% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $215,000, or 6%. Sales to retail customers decreased $119,000 or 13% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased 4% to $670,000.

Suttle's CorroShield and data product lines had solid sales increases in the 1999 three month period. Sales of data products increased 35%, reflecting increased customer demand for high-speed data connections to internet service providers. CorroShield product sales increased 47%, reflecting a return to more normal buying patterns by the RBOCs, which are CorroShield's major customers. CorroShield product sales are displacing sales of conventional voice connecting products with RBOC customers. Sales of conventional voice products declined 36% in the 1999 period. The Company's sales of conventional voice products are also being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 27%.

Suttle's gross margins increased 2% to $4,884,000. Gross margin percentage improved to 34.9% in 1999 from 34.1% in 1998. The improvement in gross margin was due to product mix. The fastest selling products in 1999 (CorroShield and data products) tended to be the products with the highest margins. Selling, general and administrative expenses increased $199,000 or 10%. Suttle's operating income decreased $112,000 or 4%.

Austin Taylor's sales decreased 1% to $2,901,000. The decrease was due to reduced sales of CATV products caused by major reductions of cable television construction activity in the U.K. Austin Taylor's gross margin declined 3% to $537,000. Gross margin as a percentage of sales was 18.5% compared to 18.9% in 1998. The decline in gross margin was principally due to higher prices for certain purchased parts. Selling, general and administrative expenses decreased $19,000 or 5%. Operating income increased $2,000 or 1%.

The Company acquired Transition Networks, Inc. in December 1998. In April 1999, the Company acquired LANart Corporation, which has been merged into Transition Networks. The combined entities had sales of $9,964,000 and an operating loss of $514,000 in the 1999 period. Expenses associated with closing LANart's sales and marketing operations in Europe and transferring inventory and manufacturing processes from Massachusetts to Minnesota were a significant cause of the operating loss.

JDL Technologies, Inc had sales of $2,934,000 in the 1999 period, an increase of $910,000 (on a pro forma basis) from sales in the second quarter of 1998. JDL had operating income of $107,000 in 1999 compared to a pro forma loss of $37,000 in 1998. JDL earned a significant portion of its revenues in the 1999 period from contracts to provide network services and equipment to the U.S. Virgin Islands Department of Education and to the Gary, Indiana public schools. CSI's corporate operating expenses in the second quarter were $457,000 compared to $338,000 in the 1998 period.

Consolidated investment income, net of interest expense, decreased $278,000 due to decreased levels of funds available for investment and interest expense on notes payable associated with acquisitions. Income before income taxes decreased $914,000 or 30%. The Company's effective income tax rate was 17.8% compared to 19.7% in 1998. Net income decreased $694,000 or 28%.

                         Liquidity and Capital Resources

At June 30, 1999, the Company had approximately $13,599,000 of cash and cash equivalents compared to $20,405,000 of cash and cash equivalents at December 31, 1998. The Company had working capital of approximately $30,123,000 and a current ratio of 2.3 to 1 compared to working capital of $37,268,000 and a current ratio of 2.8 to 1 at the end of 1998.

Cash flow provided by operations was approximately $6,446,000 in the first six months of 1999 compared to $6,693,000 in the same period in 1998. The decrease was due to the need to finance increased accounts receivable levels caused by the Company's increased sales volume. Cash flow benefited in the 1999 period from decreased inventory levels, as the Company was able to satisfy some of the increased customer demand out of existing stocks. Depreciation and amortization charges, which are noncash expenses, increased $1,093,000 due to amortization of excess costs associated with the Company's acquisitions.

Investing activities utilized $10,366,000 of cash in the 1999 period. Cash investments in new plant and equipment totaled $926,000, which was financed by internal cash flows. The Company expects to spend $3,500,000 on capital additions in 1999. The Company paid $3,984,000 (net of cash acquired) to purchase LANart Corporation. The Company financed that acquisition using a combination of internal funds and short-term borrowing from U.S. Bank. Subsequent to the acquisition, the Company invested an additional $1,457,000 of cash in LANart to pay acquired liabilities and provide working capital. Short-term notes payable outstanding increased to $9,908,000 at June 30, 1999. The Company expects to repay or refinance this debt in 1999. The Company also invested $5,625,000 of cash held by its subsidiary in Puerto Rico in intermediate term bank notes.

Net cash used in financing activities was $2,844,000. The Company paid $1,967,000 to purchase and retire 203,400 shares of its stock in open market transactions during the 1999 period. Dividends paid on common stock increased to $1,760,000. Proceeds from borrowings, net of repayments, were $830,000.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                                Year 2000 Issues

Most old computer software was originally designed to use references to calendar dates on an abbreviated basis. Under this system, references to the calendar year are abbreviated to the last two digits of the year, i.e. 1999 is abbreviated as "99". Software using this system often fails to recognize that the year 2000, abbreviated as "00", follows 1999. This "Y2K" problem can cause computing errors in date sensitive processes. In 1998, the Company surveyed its operations to locate computer systems that could be subject to this error and initiated a program of corrective action.

The Company's accounting and management control systems at Suttle and Austin Taylor utilize a company-wide computer network centered in the Company's Hector, MN corporate office. The hardware and software used in operating the network are all purchased from third party suppliers. The Company has contracted with these suppliers and obtained the necessary hardware and software to upgrade its computer systems. The Company believes these systems are currently Y2K compliant. Cost of hardware and software purchased as part of the Y2K compliance program was $150,000. The Company did not separately track internal costs of Y2K compliance.

In 1998, the Company acquired JDL Technologies, Inc. and Transition Networks, Inc. These operations are not presently part of the Company's central computer network. Both operations utilize personal computer based computing networks that were materially Y2K compliant prior to their acquisition by the Company.

At the present time, none of the Company's subsidiaries manufacture products containing embedded controllers or microprocessors that are date sensitive or subject to the Y2K problem. The Company does not believe it has any warranty exposure to customers due to potential Y2K problems.

The Company has also been in contact with its major customers and suppliers to estimate the extent to which it may be vulnerable to their respective Y2K problems. The Company is reliant on third parties for critical functions, including raw materials and supplies, transportation, utilities and communications services. Multiple sources of supply are available for most of these products and services. The Company has not received any indication from these parties that they will not be Y2K compliant. The Company's worst probable Y2K related problem is the failure of third parties to provide necessary raw material, manufacturing supplies, utilities or communications services. Failure to receive needed materials or services could disrupt manufacturing systems and delay shipments to customers. The Company expects to utilize multiple sources of supply to meet any problems that arise. The Company does not expect production to be materially affected by Y2K related production problems.

At the present time, the Company expects to handle Y2K problems that occur as part of the ordinary course of business. No special contingency plans have been developed. The Company will continue to monitor its Y2K situation and will respond appropriately if any problem arises.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders The Annual Meeting of the Shareholders of the Registrant was held on May 18, 1999 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 8,811,144 of which 8,181,525 were present either in person or by proxy. Shareholders re-elected board members Edwin C. Freeman, Luella Gross Goldberg and Edward E. Strickland to three-year terms expiring at the 2002 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                            In Favor        Abstaining
         Edwin C. Freeman                  8,149,950           31,575
         Luella Gross Goldberg             8,147,845           33,680
         Edward E. Strickland              8,149,625           31,900

John C. Ortman has retired and did not seek re-election to the board of directors.

Board members  continuing in office are Paul J.  Anderson,  Wayne E. Sampson and
Frederick M. Green (whose terms expire at the 2000 Annual Meeting of Shareholders) and Curtis A. Sampson, Joseph W. Parris and Gerald D. Pint (whose terms expire at the 2001 Annual Meeting of Shareholders).

Shareholders also approved amendments to increase the number of shares authorized to be issued under the Company's 1992 Stock Plan by 500,000 shares to 1,900,000 shares; and to amend the Company's 1990 Stock Option Plan for Nonemployee Directors to increase the stock options automatically granted each year to non-employee directors from 2,000 to 3,000 shares. The vote on these amendments was as follows:

                                     In Favor    Opposed  Abstaining  Not Voting
1992 Stock Plan Amendment           5,885,184  1,240,610     168,889     886,842
Nonemployee Director Stock Options  7,585,335    411,293     184,897

Items 5 - 6.  Not Applicable

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           Communications Systems, Inc.

                                           By  /s/ Paul N. Hanson
                                           ------------------------------
                                           Paul N. Hanson
                                           Vice President and
                                           Chief Financial Officer
Date:  August 13, 1999