Form 10-Q
period 1999-09-30
COMMUNICATIONS SYSTEMS INC
filed 1999-11-15
CIK 22701

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

For the quarterly period ended             SEPTEMBER 30, 1999
                               -------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                             Outstanding at October 31, 1999
 -----------------------------------             -------------------------------
       Common Stock, par value                              8,548,772
         $.05 per share

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


                                  PART I. FINANCIAL INFORMATION

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                   CONSOLIDATED BALANCE SHEETS
                                           (unaudited)

                                                                  September 30        December 31
Assets:                                                                   1999               1998
                                                                  ------------       ------------
Current assets:
   Cash                                                           $ 15,479,792       $ 20,405,363
   Receivables, net                                                 19,989,023         14,624,123
   Inventories (Note 4)                                             19,255,948         20,837,508
   Deferred income taxes                                             1,348,000          1,348,000
   Other current assets                                                880,975            499,549
                                                                  ------------       ------------
      Total current assets                                          56,953,738         57,714,543

Property, plant and equipment                                       31,913,634         30,654,182
   less accumulated depreciation                                   (21,025,691)       (19,275,422)
                                                                  ------------       ------------
   Net property, plant and equipment                                10,887,943         11,378,760

Other assets:
  Excess of cost over net assets acquired                           10,345,789          8,392,261
  Investments in mortgage backed and other securities                6,197,483          1,316,912
  Deferred income taxes                                                548,753            548,047
  Notes receivable from sale of assets of
    discontinued operations                                          3,565,390          3,765,390
  Other assets                                                         693,623            783,799
                                                                  ------------       ------------
      Total other assets                                            21,351,038         14,806,409
                                                                  ------------       ------------

Total Assets                                                      $ 89,192,719       $ 83,899,712
                                                                  ============       ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                  $  9,898,951       $  9,077,598
   Accounts payable                                                  6,801,218          4,589,078
   Accrued expenses                                                  4,897,352          3,823,596
   Dividends payable                                                   858,424            879,130
   Income taxes payable                                              2,081,752          2,076,658
                                                                  ------------       ------------
      Total current liabilities                                     24,537,697         20,446,060

Stockholders' Equity                                                64,655,022         63,453,652
                                                                  ------------       ------------

Total Liabilities and Stockholders' Equity                        $ 89,192,719       $ 83,899,712
                                                                  ============       ============

                         See notes to consolidated financial statements.


                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                   (unaudited)

                                                    Three Months Ended Sept. 30        Nine Months Ended Sept. 30
                                                   ----------------------------     -----------------------------
                                                          1999            1998             1999             1998
                                                   ------------    ------------     ------------     ------------
Sales                                              $ 29,278,686    $ 18,029,530     $ 85,682,922     $ 52,485,367

Costs and expenses:
  Cost of sales                                      19,143,527      12,826,725       56,610,922       36,688,322
  Selling, general and
    administrative expenses                           7,543,603       2,840,180       21,140,877        8,433,891
                                                   ------------    ------------     ------------     ------------
      Total costs and expenses                       26,687,130      15,666,905       77,751,799       45,122,213
                                                   ------------    ------------     ------------     ------------

Operating income                                      2,591,556       2,362,625        7,931,123        7,363,154

Other income and (expenses):
  Investment income                                     299,309         330,402          721,069        1,118,636
  Interest expense                                     (189,368)         (1,278)        (510,546)          (3,803)
                                                   ------------    ------------     ------------     ------------
    Other income, net                                   109,941         329,124          210,523        1,114,833

Income before income taxes                            2,701,497       2,691,749        8,141,646        8,477,987

Income taxes (Note 5)                                   600,000         740,000        1,820,000        1,890,000
                                                   ------------    ------------     ------------     ------------

Net income                                            2,101,497       1,951,749        6,321,646        6,587,987
                                                   ------------    ------------     ------------     ------------

Other comprehensive income -
  Foreign currency translation adjustment               194,768         122,723         (130,889)         193,798
                                                   ------------    ------------     ------------     ------------
Comprehensive income                               $  2,296,265    $  2,074,472     $  6,190,757     $  6,781,785
                                                   ============    ============     ============     ============

Basic net income per share                         $        .24    $        .22     $        .73     $        .72
Diluted net income per share                       $        .24    $        .22     $        .72     $        .72


Average Basic Shares Outstanding                      8,603,260       8,942,618        8,675,949        9,123,609
Average Dilutive Shares Outstanding                   8,723,100       8,960,993        8,760,734        9,191,146

                                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                        Common Stock         Additional                 Stock Option       Other
                                   ---------------------       Paid-in        Retaine          Notes   Comprehensive
                                      Shares      Amount       Capital        Earnings    Receivable       Income           Total
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1997       9,326,652   $ 466,333   $ 24,132,771   $ 44,552,855   $        -     $   111,737   $ 69,263,696
  Net income                                                                 7,867,425                                   7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.           158,005       7,900      2,204,170                                                  2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan      12,210         610        112,259                                                    112,869
  Issuance of stock under
    Employee Stock Option Plan        84,834       4,242        938,102                                                    942,344
  Tax benefit from non qualified
    employee stock options                                       37,017                                                     37,017
  Issuance of notes receivable
     for stock options, net                                                                (288,225)                      (288,225)
  Purchase of stock                 (790,400)    (39,520)    (2,173,405)   (11,052,325)                                (13,265,250)
  Shareholder dividends                                                     (3,505,492)                                 (3,505,492)
  Foreign currency translation
   adjustment                                                                                                77,198         77,198
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT DECEMBER 31, 1998       8,791,301     439,565     25,250,914     37,862,463     (288,225)        188,935     63,453,652
  Net income                                                                 6,321,646                                   6,321,646
  Issuance of common stock under
    Employee Stock Purchase Plan      27,431       1,372        266,766                                                    268,138
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995        234,005                                                    235,000
  Issuance of common stock under
    Employee Stock Option Plan         5,300         265         53,069                                                     53,334
  Stock issued as compensation
    to employees                       8,000         400        124,262                                                    124,662
  Purchase of stock                 (309,536)    (15,477)      (908,885)    (2,328,775)                                 (3,253,137)
  Shareholder dividends                                                     (2,600,483)                                 (2,600,483)
  Foreign currency translation
    adjustment                                                                                             (130,889)      (130,889)
                                   ---------   ---------    -----------    -----------   -----------    -----------   ------------
BALANCE AT SEPTEMBER 30, 1999      8,559,372   $ 427,969   $ 25,202,381   $ 39,254,851  $  (288,225)    $    58,046   $ 64,655,022
                                   =========   =========    ===========    ===========   ===========    ===========   ============

                                            See notes to consolidated  financial
statements.



                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                                                       Nine Months Ended September 30
                                                                      --------------------------------
                                                                             1999                1998
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  6,321,646        $  6,587,987
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                   3,918,252           2,113,980
         Stock-based compensation expense                                  124,662
         Changes in assets and  liabilities  net of effects from  acquisition of
         LANart Corporation:
           Decrease (increase) in accounts receivable                   (3,562,131)            803,466
           Decrease (increase) in inventory                              2,641,030          (1,159,803)
           Decrease (increase) in other current assets                    (263,933)          1,056,843
           Increase (decrease) in accounts payable                         938,680            (769,412)
           Increase (decrease) in accrued expenses                        (297,139)            143,855
           Increase in income taxes payable                                  2,311             480,000
                                                                      ------------        ------------
             Net cash provided by operating activities                   9,823,378           9,256,916

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (1,616,608)         (2,619,135)
     Maturities of mortgage-backed and other investment securities         744,429           1,044,213
     Purchases of investment securities                                 (5,625,000)
     Decrease (increase) in other assets                                    72,652            (536,913)
     Collection of notes receivable                                        200,000             200,000
     Proceeds from maturities of U.S. Treasury securities                                    5,249,314
     Payment for purchase of LANart Corporation, net of cash acquired   (3,955,898)
     Payment for purchase of JDL Technologies, Inc.                                            (32,260)
                                                                      ------------        ------------
           Net cash (used in) provided by investing activities         (10,180,425)          3,305,219

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                           (275,568)
     Proceeds from issuance of notes payable                             1,096,921
     Dividends paid                                                     (2,621,189)         (2,576,252)
     Proceeds from issuance of common stock                                504,571             766,988
     Purchase of stock                                                  (3,253,137)        (12,199,670)
                                                                      ------------        ------------
           Net cash used in financing activities                        (4,548,402)        (14,008,934)
                                                                      ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                            (20,122)             97,342
                                                                      ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (4,925,571)         (1,349,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,405,363          17,942,315
                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 15,479,792        $ 16,592,858
                                                                      ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                $  1,814,143        $  1,400,130
     Interest paid                                                         515,351               3,803
                            See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of September 30, 1999, the statements of income and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999 and 1998 have been made.

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

Effective August 7, 1998 the Company acquired JDL Technologies, Inc. in exchange for 158,005 shares of its common stock. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired in the transaction was $2,223,000, which is being amortized on a straight-line basis over 5 years. The results of operations of JDL Technologies, Inc. have been included in the Company's operations effective August 7, 1998.

Unaudited consolidated results of operations on a pro forma basis as though these acquisitions were effective January 1, 1998 are as follows:
                                 Three Months Ended     Nine Months Ended
                                 September 30, 1998    September 30, 1998
   Revenues                            $ 25,549,999         $ 74,069,349
   Net income                             2,050,776            6,029,699
   Basic net income per share          $        .23         $        .65
   Diluted net income per share        $        .23         $        .65

In February 1999 the Company issued 19,893 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1998 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $235,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

Effective April 8, 1999, the Company acquired all the capital stock of LANart Corporation for $3,956,000 (cash payments net of cash acquired). The transaction is being accounted for as a purchase. Excess cost over net assets acquired in the transaction was $3,523,000, which is being amortized on a straight-line basis over 5 years. The operations of LANart Corporation, which are not material to the Company's financial statements, are included in consolidated operations as of the effective date. Subsequent to the acquisition, the Company merged LANart's operations into Transition Networks, Inc.

NOTE 2 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and other operations. Information concerning the Company's operations in the various segments for the nine-month periods ended September 30, 1999 and 1998 is as follows:
                                              Austin   Transition
                                  Suttle      Taylor     Networks        Other  Consolidated
                              -----------  ----------  -----------  -----------  -----------
Nine Months Ended September 30, 1999:
Revenues                      $44,422,016  $8,716,082  $26,134,463  $ 6,410,361  $85,682,922
Cost of sales                  28,846,450   7,071,579   16,418,102    4,274,791   56,610,922
                              -----------  ----------  -----------  -----------  -----------
Gross profit                   15,575,566   1,644,503    9,716,361    2,135,570   29,072,000
Selling, general and
  administrative expenses       6,146,014   1,012,953   10,401,783    3,580,127   21,140,877
                              -----------  ----------  -----------  -----------  -----------
Operating income (loss)       $ 9,429,552  $  631,550  $  (685,422) $(1,444,557) $ 7,931,123
                              ===========  ==========  ===========  ===========  ===========

Depreciation and amortization $ 1,748,636  $  480,667  $ 1,211,534  $   477,415  $ 3,918,252
                              ===========  ==========  ===========  ===========  ===========

Assets                        $49,087,016  $7,346,459  $20,203,702  $12,555,542  $89,192,719
                              ===========  ==========  ===========  ===========  ===========

Capital expenditures          $ 1,041,379  $  360,839  $    73,424  $   140,966  $ 1,616,608
                              ===========  ==========  ===========  ===========  ===========

Nine Months Ended September 30, 1998:
Revenues                      $42,215,632  $8,923,157               $ 1,346,578  $52,485,367
Cost of sales                  28,375,955   7,335,932                   976,435   36,688,322
                              -----------  ----------  -----------  -----------  -----------
Gross profit                   13,839,677   1,587,225                   370,143   15,797,045
Selling, general and
  administrative expenses       5,948,875     951,231                 1,533,785    8,433,891
                              -----------  ----------  -----------  -----------  -----------
Operating income (loss)       $ 7,890,802  $  635,994               $(1,163,642) $ 7,363,154
                              ===========  ==========  ===========  ===========  ===========

Depreciation and amortization $ 1,522,578  $  417,951               $   173,451  $ 2,113,980
                              ===========  ==========  ===========  ===========  ===========

Assets                        $51,979,244  $9,883,890               $12,324,135  $74,187,269
                              ===========  ==========  ===========  ===========  ===========

Capital expenditures          $ 2,018,991  $  488,516               $   111,628  $ 2,619,135
                              ===========  ==========  ===========  ===========  ===========

Information concerning the Company's operations in the various segments for the three-month periods ended September 30, 1999 and 1998 is as follows:

                                              Austin   Transition
                                  Suttle      Taylor     Networks        Other  Consolidated
                              -----------  ----------  -----------  -----------  -----------
Three Months Ended September 30, 1999:
Revenues                      $14,444,556  $3,007,289  $ 9,404,629  $ 2,422,212  $29,278,686
Cost of sales                   9,476,906   2,455,586    5,734,781    1,476,254   19,143,527
                              -----------  ----------  -----------  -----------  -----------
Gross profit                    4,967,650     551,703    3,669,848      945,958   10,135,159
Selling, general and
  administrative expenses       2,060,648     332,359    3,748,642    1,401,954    7,543,603
                              -----------  ----------  -----------  -----------  -----------
Operating income (loss)       $ 2,907,002  $  219,344  $   (78,794) $  (455,996) $ 2,591,556
                              ===========  ==========  ===========  ===========  ===========

Depreciation and amortization $   689,374  $  160,744  $   460,400  $   159,138  $ 1,469,656
                              ===========  ==========  ===========  ===========  ===========

Capital expenditures          $   524,615  $  102,089  $    23,214) $    86,838  $   690,328
                              ===========  ==========  ===========  ===========  ===========


Three Months Ended September 30, 1998:
Revenues                      $14,019,935  $2,663,017               $ 1,346,578  $18,029,530
Cost of sales                   9,523,896   2,326,394                   976,435   12,826,725
                              -----------  ----------  -----------  -----------  -----------
Gross profit                    4,496,039     336,623                   370,143    5,202,805
Selling, general and
  administrative expenses       1,775,332     268,375                   796,473    2,840,180
                              -----------  ----------  -----------  -----------  -----------
Operating income (loss)       $ 2,720,707  $   68,248               $  (426,330) $ 2,362,625
                              ===========  ==========  ===========  ===========  ===========

Depreciation and amortization $   507,527  $  140,622               $   109,923  $   758,072
                              ===========  ==========  ===========  ===========  ===========

Capital expenditures          $   364,668  $   35,540               $    87,589  $   487,797
                              ===========  ==========  ===========  ===========  ===========

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                              September 30           December 31
                                                     1999                  1998
     Finished Goods                    $         7,765,105  $          8,450,447
     Raw Materials                              11,490,843            12,387,061
                                       -------------------  --------------------
       Total                           $        19,255,948  $         20,837,508
                                       ===================  ====================

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 1999 and 1998 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties. These include but are not limited to: buying patterns of its Regional Bell Operating Company customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico, Year 2000 exposures and other risks involving the telecommunications industry generally.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998

Consolidated sales increased 63% to $85,683,000. Consolidated operating income increased 8% to $7,931,000.

Suttle sales increased 5% to $44,422,000. Sales to customers in the United States (U.S.) increased 6% to $42,716,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 11% to $27,688,000. Sales to these customers accounted for 62% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $916,000, or 8%. Sales to retail customers decreased $822,000 or 26% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada decreased 6% to $1,706,000.

The sales gains were due to increased sales of Suttle's CorroShield and data products. CorroShield product sales increased 29%, reflecting a return to more normal buying patterns by the RBOCs, which are CorroShield's major customers. CorroShield products are continuing to displace conventional voice connecting products. Sales of conventional products declined 15% in the 1999 period. The Company's sales of conventional voice products are also being hurt by price competition from foreign manufacturers. Sales of data products increased 28%. Sales of fiber-optic connector products decreased 33%. The Company relocated production of its fiber-optic connector products and closed its New Jersey manufacturing facility in August 1999, which disrupted third quarter sales.

Suttle's gross margins increased 13% to $15,576,000. Gross margin percentage improved to 35.1% in 1999 from 32.8% in 1998. The improvement in gross margin was due to product mix. The fastest selling products in 1999 (CorroShield and data products) tended to be the products with the highest margins. Selling, general and administrative expenses increased $197,000 or 3%. Suttle's operating income increased $1,539,000 or 20%.

Austin Taylor's sales decreased 2% to $8,716,000. The decrease was due to reduced sales of CATV products caused by major reductions of cable television construction activity in the U.K. Austin Taylor's gross margin increased 4% to $1,645,000. Gross margin as a percentage of sales was 19% compared to 18% in 1998. Selling, general and administrative expenses increased $62,000 or 6%. Operating income decreased $4,000.

The Company acquired Transition Networks, Inc. in December 1998. In April 1999, the Company acquired LANart Corporation, which has been merged into Transition Networks. The combined entities had sales of $26,134,000 and an operating loss of $685,000 in the 1999 period. The strong sales performance was due to increased international sales and the introduction of new products. Transition Networks believes it currently has a 22% share of the market for media conversion products. Expenses associated with closing LANart's sales and marketing operations in Europe and transferring inventory and manufacturing processes from Massachusetts to Minnesota were a significant cause of the operating loss.

The Company acquired JDL Technologies, Inc. in August 1998. JDL had sales of $6,410,000 in the 1999 period, an increase of 63% (on a pro forma basis) from sales in the first nine months of 1998. JDL had an operating loss of $151,000 in 1999 compared to a pro forma loss of $592,000 in 1998. Government funding delays for new telecommunications infrastructure in the public schools negatively affected JDL's performance in the first part of 1999. JDL earned a significant portion of its revenues in the 1999 period from contracts to provide network services and equipment to the U.S. Virgin Islands Department of Education and to the Gary, Indiana public schools. CSI's corporate operating expenses were $1,293,000 compared to $1,069,000 in the 1998 period.

Consolidated investment income, net of interest expense, decreased $904,000 due to decreased levels of funds available for investment and interest expense on notes payable associated with acquisitions. Income before income taxes decreased $336,000 or 4%. The Company's effective income tax rate was 22.4% compared to 22.2% in 1998. Net income decreased $266,000 or 4%.

                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998

Consolidated sales increased 62% to $29,279,000. Consolidated operating income increased 10% to $2,592,000.

Suttle sales increased 3% to $14,445,000. Sales to customers in the United States (U.S.) increased 3% to $13,971,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) increased 2% to $8,903,000. Sales to these customers accounted for 62% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $705,000, or 19%. Sales to retail customers decreased $153,000 or 19% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased 5% to $473,000.

Suttle's CorroShield and data product lines had solid sales increases in the 1999 three-month period. Sales of data products increased 27%, reflecting increased customer demand for high-speed data connections to internet service providers. CorroShield product sales increased 9%, reflecting a return to more normal buying patterns by the RBOCs, which are CorroShield's major customers. CorroShield product sales are displacing sales of conventional voice connecting products with RBOC customers. Sales of conventional voice products declined 3% in the 1999 period. The Company's sales of conventional voice products are also being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 41%. The Company relocated production of its fiber-optic connector products and closed its New Jersey manufacturing facility in August 1999, which disrupted third quarter sales.

Suttle's gross margins increased 10% to $4,968,000. Gross margin percentage improved to 34.4% in 1999 from 32.1% in 1998. The improvement in gross margin was due to product mix. The fastest selling products in 1999 (CorroShield and data products) tended to be the products with the highest margins. Suttle's selling, general and administrative expenses increased $285,000 or 16%.
Suttle's operating income increased $186,000 or 7%.

Austin Taylor's sales increased 13% to $3,007,000. The improvement was due to increased export sales to telephone companies in Europe and the Far East. Austin Taylor's gross margin increased 64% to $552,000. Gross margin as a percentage of sales was 18.3% compared to 12.6% in 1998. Gross margin percentage was abnormally low in the 1998 period do to lower than sales volume. Selling, general and administrative expenses increased $64,000 or 24%. Operating income increased $151,000 or 221%.

The Company acquired Transition Networks, Inc. in December 1998. In April 1999, the Company acquired LANart Corporation, which has been merged into Transition Networks. The combined entities had sales of $9,405,000 and an operating loss of $79,000 in the 1999 period. Expenses associated with closing LANart's sales and marketing operations in Europe and transferring inventory and manufacturing processes from Massachusetts to Minnesota were a significant cause of the operating loss.

JDL Technologies, Inc. had sales of $2,422,000 in the 1999 period, an increase of $2,200,000 (on a pro forma basis) from sales in the third quarter of 1998. JDL had an operating loss of $16,000 in 1999 compared to a pro forma loss of $381,000 in 1998. JDL earned a significant portion of its revenues in the 1999 period from contracts to provide network services and equipment to the U.S. Virgin Islands Department of Education and to the Gary, Indiana public schools. CSI's corporate operating expenses in the third quarter were $440,000 compared to $332,000 in the 1998 period.

Consolidated investment income, net of interest expense, decreased $219,000 due to decreased levels of funds available for investment and interest expense on notes payable associated with acquisitions. Income before income taxes increased $10,000. The Company's effective income tax rate was 22.2% compared to 27.5% in 1998. The Company's tax rate was higher in the 1998 quarterly period due to higher tollgate tax expenses on dividends from the Company's Puerto Rico subsidiary. Net income increased $150,000 or 8%.

                         Liquidity and Capital Resources

At September 30, 1999, the Company had approximately $15,480,000 of cash and cash equivalents compared to $20,405,000 of cash and cash equivalents at December 31, 1998. The Company had working capital of approximately $32,416,000 and a current ratio of 2.3 to 1 compared to working capital of $37,268,000 and a current ratio of 2.8 to 1 at the end of 1998.

Cash flow provided by operations was approximately $9,823,000 in the first nine months of 1999 compared to $9,257,000 in the same period in 1998. Cash flow benefited in the 1999 period from decreased inventory levels, as the Company was able to satisfy some of the increased customer demand out of existing stocks. Depreciation and amortization charges, which are noncash expenses, increased $1,804,000 due to amortization of excess costs associated with the Company's acquisitions.

Investing activities utilized $10,180,000 of cash in the 1999 period. Cash investments in new plant and equipment totaled $1,617,000, which was financed by internal cash flows. The Company expects to spend $2,500,000 on capital additions in 1999. The Company paid $3,956,000 (net of cash acquired) to purchase LANart Corporation. The Company financed that acquisition using a combination of internal funds and short-term borrowing from U.S. Bank. Subsequent to the acquisition, the Company invested an additional $1,457,000 of cash in LANart to pay acquired liabilities and provide working capital. Short-term notes payable outstanding increased to $9,899,000 at September 30, 1999. The Company expects to repay or refinance this debt in 1999. The Company also invested $5,625,000 of cash held by its subsidiary in Puerto Rico in intermediate term bank notes.

Net cash used in financing activities was $4,548,000. The Company paid $3,253,000 to purchase and retire 309,500 shares of its stock in open market transactions during the 1999 period. Board authorizations to purchase 148,700 additonal shares were outstanding at September 30, 1999. Dividends paid on common stock increased to $2,621,000. Proceeds from borrowings, net of repayments, were $821,000.

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

The Company's accounting and management control systems at Suttle and Austin Taylor utilize a company-wide computer network centered in the Company's Hector, MN corporate office. The hardware and software used in operating the network are all purchased from third party suppliers. The Company has contracted with these suppliers and obtained the necessary hardware and software to upgrade its computer systems. The Company believes these systems are currently Y2K compliant. Cost of hardware and software purchased as part of the Y2K compliance program was approximately $150,000. The Company did not separately track internal costs of Y2K compliance.

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

                                           Communications Systems, Inc.

                                           By  /s/ Paul N. Hanson
                                           ----------------------------
                                           Paul N. Hanson
                                           Vice President and
                                           Chief Financial Officer
Date:  November 15, 1999