Form 10-K
period 1999-12-31
COMMUNICATIONS SYSTEMS INC
filed 2000-03-30
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

    Minnesota                                                   41-0957999
 ---------------                                               -------------
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

                               Title of each class

                          Common Stock, $.05 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  YES    X     NO
                                         ----      ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
           ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $134,852,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 17, 2000.

As of March 17, 2000 there were outstanding 8,768,047 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

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

Effective April 7, 1999, the Company acquired LANart Corporation, a designer and manufacturer of application specific integrated circuits located in Needham, Massachusetts. The operations and reporting activities have been merged into the Company's Transition Networks, Inc. subsidiary. The acquisition was accounted for as a purchase and operations of LANart Corporation have been included in consolidated results from April 7, 1999.

Additional  information  on these  acquisitions  can be  found in  subparagraphs
(c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 8 of Notes to Consolidated Financial Statements under Item 8, herein.

 (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies, which provides telecommunications network design, specification and training services to educational institutions. The Company conducts manufacturing in the United States (including Puerto Rico), the United Kingdom and Costa Rica. Information regarding operations in the various segments is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

(1)  Suttle

The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Products are manufactured at the Company's plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Segment sales were $58,398,000 in 1999, or 50% of consolidated revenues.

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

The Company also produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high speed fiber-optic networks and local area network connections. The Company's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes. The Company's fiber-optic connector products range in price from $2.50 to $1,500.00.

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

As a group, sales to the Big 6 telephone companies, both directly and through distribution, were approximately $35,526,000 in 1999 and $33,245,000 in 1998, which represented about 60% of Suttle's sales in each year. Sales to GTE Supply, Alltel Supply and KGP, the principal distributors serving this market, amounted to 18%, 12% and 16%, respectively, of Suttle's sales in 1999. Sales to GTE Supply and KGP were 17% and 13%, respectively, of Suttle's sales in 1998.

The Company believes business and network systems products will become an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturer's representatives, through distribution, and through the Company's sales staff. Sales of products for business and network systems accounted for 10% and 11% of Suttle's revenues in 1999 and 1998, respectively.

Approximately 5% of Suttle's 1999 revenues and 8% of 1998 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff, manufacturers' representatives and a network of distributors, including Graybar Electric Company, Arcade Electronics and Primestock. Sales of fiber-optic products accounted for 4% and 6% of Suttle's revenues in 1999 and 1998, respectively.

The balance of Suttle's sales in 1999 and 1998 were to original equipment manufacturers, non-Big 6 telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

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

       (D)  Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2000, were approximately $3,992,000 compared to approximately $3,551,000 at March 1, 1999. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

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

       (F)  Research and Development; Patents

The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was the Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's SpeedStar line of high-speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard.

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

(2)  Austin Taylor

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. Sales by Austin Taylor were $12,031,000, or 10% of consolidated revenues, in 1999 and $11,730,000 or 16% in 1998.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Cable and Wireless Communications, Northern Telecom Europe, Lucent Technologies and British Telecom. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 52% and 61% of Austin Taylor sales were to United Kingdom customers in 1999 and 1998, respectively.

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

Outstanding customer orders for Austin Taylor products were approximately $1,587,000 at March 1, 2000 compared to $539,000 at March 1, 1999. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(3)  Transition Networks

Effective December 1, 1998, by its acquisition of Transition Networks, Inc., the Company entered the rapidly growing market for media converter products. Located in Eden Prairie, Minnesota, TNI manufactures a line of media and rate conversion products that permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The products make it possible for customers to take advantage of the newer technologies and higher data transmission speeds supported by fiber without sacrificing their investments in older, copper based equipment. In April 1999, the company acquired LANart Corporation which has been merged into the operations of Transition Networks. LANart designs and produces the application-specific integrated circuits (ASIC chips) for its conversion products. This acquisition makes TNI the industry's largest supplier of conversion devices.

TNI markets its products in the U.S. and internationally through its sales staff and a limited number of distributors. TNI has international sales offices in London and Prague and distribution partners in South America and the Pacific
Rim. TNI is generally regarded as the market leader in conversion technology. Its principal competitors include Allied Telsyn International and Digi International. Sales by TNI for 1999 were $35,363,000 and represented 30% of consolidated revenues. Sales by TNI for all of 1998 totaled $24,558,000 of which $2,208,000 were included in the Company's consolidated operating results for 1998.

Outstanding customer orders for TNI products were approximately $644,000 at March 1, 2000. TNI also fills new orders on a relatively short term basis and therefore does not believe its order book is a significant indicator of future results.

(4)  JDL Technologies, Inc.

JDL Technologies, Inc. provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. The company was acquired effective August 7, 1998. Sales by JDL for 1999 totaled $11,141,000 and represented 10% of consolidated revenues. Total sales for 1998 totaled $5,613,000 of which $1,681,000 were included in the Company's operating results.

Outstanding customer orders for JDL products and services were approximately $4,100,000 At March 1, 2000. JDL does not believe its order book is a significant indicator of future results.

(5)  Employment Levels

       As of March 1, 2000 the Company employed 1,000 people. Of this number, 670 were employed by Suttle (including 205 in Puerto Rico, 193 in Hector, Minnesota and 272 in Costa Rica), 179 by Austin Taylor Communications, Ltd., 101 by Transition Networks, Inc., 34 by JDL Technologies, Inc. and 16 held general and administrative positions. The Company considers its employee relations to be good.

(6)  Factors Affecting Future Performance

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

(7)  Executive Officers of Registrant

         The executive officers of the Company and their ages at March 1, 2000 were as follows:

   Name                   Age     Position (1)
   ----                   ---     --------------------------

   Curtis A. Sampson       66     Chairman of the Board and Chief Executive
                                    Officer [1970]

   C.S. (Sal) Mondelli     49     President and Chief Operating Officer 1999](2)
                                  President, Transition Networks, Inc. [1998](2)

   Jeffrey K. Berg         57     President and General Manager, Suttle
                                    Apparatus Corporation [1990]

   Paul N. Hanson          53     Vice President - Finance, Treasurer and Chief
                                    Financial Officer [1982]

   Lee Ludlam              39     Managing Director, Austin Taylor
                                    Communications, Ltd. [1998] (3)


   Thomas Lapping          41     President, JDL Technologies, Inc. [1998] (4)
-----------------------------------

         1 Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

         2 Mr. Mondelli was appointed President of Transition Networks, Inc. in May, 1996. From November 1995 to May 1996 he served as Transition Networks' Vice President of Sales and Marketing. Prior to November 1995, he was an executive vice president of Prodea Software in Minneapolis. Transition Networks, Inc. was acquired by the Company in December 1998. In May 1999, Mr. Mondelli was appointed President and Chief Operating Officer of Communications Systems, Inc.

         3 Mr. Ludlam was appointed Managing Director of Austin Taylor in November 1998. From December 1995 to November 1998 he served as Austin Taylor's Director of Manufacturing. Prior to December 1995 he served as Austin Taylor's plant manager.

         4    The Company acquired JDL Technologies, Inc. in 1998.

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

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     EXPORT SALES

         Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 9 of the "Notes to Consolidated Financial Statements" under Item 8 herein.

ITEM 2.  PROPERTIES

         The administrative and manufacturing functions of CSI are conducted at the following facilities:

         - In Hector, Minnesota the Company owns a 15,000 square foot building where its executive and administrative offices are located.

         - Suttle's manufacturing is conducted at four locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company has a long-term lease from the Puerto Rico Industrial Development Company on three facilities in Humacao, Puerto Rico aggregating 65,000 square feet. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

         - Austin Taylor Communications, Ltd. owns a 40,000 square foot facility and leases a 6,000 square foot facility in Bethesda, Wales. Austin Taylor also leases a distribution center in Hong Kong.

         - Transition Networks, Inc. leases a 27,000 square foot facility in Eden Prairie, Minnesota where its manufacturing and administrative facilities are located.

         - JDL Technologies, Inc. leases a 4,000 square foot facility in Edina, Minnesota which houses its business operations.

         - The Company owns a 35,000 square foot plant in Lawrenceville, Illinois. This facility is for sale, but is currently leased to other tenants.

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

         The table below presents the price range of high and low trades of the Company's common stock for each quarterly period indicated as reported by
NASDAQ:

                                  1999                         1998
                          --------------------         -------------------
                            High          Low            High          Low

         First            $12.88       $ 9.50          $19.25       $15.25
         Second            13.75         8.50           19.00        16.00
         Third             14.75        10.50           16.00        10.88
         Fourth            14.75        10.25           13.88        10.50

 (b)     HOLDERS

         At March 1, 2000 there were approximately 860 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

         The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable in fiscal 1998 and 1999 were as follows:

                       Jan 1, 1998 - April, 1998   $ .09
                       July 1, 1998 - Present      $ .10

ITEM 6.  SELECTED FINANCIAL DATA

                                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                                  SELECTED FINANCIAL INFORMATION
                                              (in thousands except per share amounts)

                                                                                              Year Ended December 31
                                                                        -----------------------------------------------------------
                                                                           1999         1998         1997         1996         1995
                                                                        -------      -------      -------      -------      -------
Selected Income Statement Data

Revenues From Continuing Operations                                    $116,933     $ 71,159     $ 75,732     $ 68,705     $ 66,004

Costs and Expenses:
  Cost of Sales                                                          76,688       50,188       52,302       47,719       47,297
  Selling, General and Administrative Expenses                           28,907       12,413       10,947       10,581        8,519
                                                                        -------      -------      -------      -------      -------
    Total Costs and Expenses                                            105,595       62,601       63,249       58,300       55,816

Operating Income From Continuing Operations                              11,338        8,558       12,483       10,405       10,189

Other Income, Net                                                           296        1,259        1,654          799          899

Income From Continuing Operations Before Income Taxes                    11,634        9,817       14,137       11,204       11,088
Income Tax Expense                                                        2,620        1,950        3,200        2,250        2,164
                                                                        -------      -------      -------      -------      -------
Income From Continuing Operations                                         9,014        7,867       10,937        8,954        8,924
Income (Loss) From Discontinued Operations, Net of Taxes                                                          (721)         160
                                                                        -------      -------      -------      -------      -------
Net Income                                                             $  9,014     $  7,867     $ 10,937     $  8,233     $  9,084
                                                                        =======      =======      =======      =======      =======

Basic Net Income (Loss) Per Common Share:
  Continuing Operations                                                $   1.04     $    .87     $   1.18     $    .97     $    .98
  Discontinued Operations                                                                                         (.08)         .02
                                                                        -------      -------      -------      -------      -------
      Basic Net Income Per Share                                       $   1.04     $    .87     $   1.18     $    .89     $   1.00
                                                                        =======      =======      =======      =======      =======

Diluted Net Income (Loss) Per Common Share

  Continuing Operations                                                $   1.03     $    .87     $   1.17     $    .96     $    .97
  Discontinued Operations                                                                                         (.08)         .02
                                                                        -------      -------      -------      -------      -------
      Diluted Net Income Per Share                                     $   1.03     $    .87     $   1.17     $    .88     $    .99
                                                                        =======      =======      =======      =======      =======

Cash Dividends Per Share                                               $    .40     $    .38     $    .34     $    .30     $    .26
                                                                        =======      =======      =======      =======      =======

Average Common and Potential Common

  Shares Outstanding                                                      8,727        9,084        9,325        9,352        9,217
                                                                        =======      =======      =======      =======      =======

Selected Balance Sheet Data

Total Assets                                                           $ 91,476     $ 83,900     $ 77,518     $ 67,596     $ 61,945
Property, Plant and Equipment, Net                                       10,960       11,379        9,675        8,965        8,658
Working Capital                                                          34,387       37,245       48,514       35,906       29,039
Net Assets of Discontinued Operations                                                                              537        9,255
Stockholders' Equity                                                     66,422       63,454       69,264       59,015       54,076

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              1999 Compared to 1998

Consolidated sales increased 64% to $116,933,000. Consolidated operating income increased 32% to $11,338,000. The majority of the Company's 1999 sales growth was generated by three strategic acquisitions that have positioned the Company in the broadband and high-speed networking markets. The Company acquired JDL Technologies, Inc. in August 1998; Transition Networks, Inc. in December 1998; and LANart Corporation in April 1999. LANart Corporation was subsequently merged into Transition Networks. These acquisitions generated 40% of the Company's consolidated sales in 1999. The balance of the revenue was comprised of sales of the Company's traditional voice communications products through the Suttle operations and Austin Taylor Communications, Ltd.

Suttle sales increased 5% to $58,398,000. Sales to customers in the United States (U.S.) increased 5% to $56,073,000. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOC's) and GTE)
increased 7% to $35,526,000. Sales to these customers account for 63% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs) and electrical contractors increased $2,010,000 or 14%. Sales to retail customers decreased by $1,246,000 or 29%, due primarily by decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada increased by $305,000 or 15%.

The Suttle sales increases were due to a 21% increase in CorroShield product sales to $26,967,000 in 1999. CorroShield products continue to displace conventional voice connecting products, sales of which declined approximately 3% in 1999. Data sales decreased 5% to $5,683,000 and fiber-optic connector products decreased to approximately $2,317,000 in revenue.

Suttle's gross margins increased by 14% to $20,859,000 in 1999. The gross margin percentage increased to 35.7% from 32.7% in 1998. The increase in gross margin was due to lower raw material costs and increased sales of CorroShield products, which carry higher margins than conventional products. Selling, general and administrative expenses increased by $181,000 or 2% due to higher sales expenses. Suttle's operating income increased by $2,502,000 or 24%.

Austin Taylor's sales increased 3% to $12,031,000. The sales increase was due to increased export sales. Austin Taylor began shipping a new family of corrosion-resistant products to customers in the Far East in the third quarter of 1999. Gross margin increased by 186,000, or 10%, to $2,021,000. Gross margin as a percentage of sales increased to 16.8% from 15.7% in 1998. Selling, general and administrative expenses increased $23,000. Operating income increased by $163,000 or 26%.

The Company acquired JDL Technologies, Inc. ("JDL") in August 1998 and Transition Networks, Inc. ("TNI") in December 1998. JDL had sales of $1,681,000 in the last five months of 1998, and an operating loss of $675,000. JDL reported $11,141,000 in 1999 revenue with an operating loss of $283,000. TNI and LANart had combined revenues of $35,363,000 and an operating loss of $173,000. TNI had 1998 sales of $2,208,000 and an operating loss of $334,000 after its acquisition by the Company.

Consolidated investment income, net of interest expense, decreased by $963,000 due to decreased levels of funds available for investment and also increased interest expense on notes payable relative to recent acquisitions. Income from continuing operations before income taxes increased $1,817,000 or 18.5%. The Company's effective income tax rate was 22.5% in 1999 as compared to 19.9% in 1998. The increase in the tax rate was driven by higher U.S. and U.K. earnings which are subject to higher tax rates than Puerto Rico earnings. Consolidated net income increased 15% to $9,014,000 or $1.03 per diluted share. Per share earnings in 1999 were favorably affected by a reduction in average shares outstanding in comparison to 1998 due to the repurchase of common shares.

                              1998 Compared to 1997

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

Austin Taylor's sales decreased 12% to $11,730,000. The decrease was due to reduced sales of cable television products caused by major reductions of cable television construction activity in the U.K. and below plan sales to Pacific Rim telephone companies. Austin Taylor's gross margin declined 21% to $1,835,000. Gross margin as a percentage of sales was 15.7% compared to 17.5% in 1997. The decline in gross margin was principally due to lower than expected business volume. Selling, general and administrative expenses increased $21,000. Operating income decreased $517,000 or 45%.

The Company acquired JDL Technologies, Inc. in August 1998 and Transition Networks, Inc. in December, 1998. While the Company expects both acquisitions to make positive contributions in future periods, neither had a positive impact in 1998. JDL had sales of $1,681,000 in the last five months of 1998, and an operating loss of $675,000. Government funding delays for new telecommunications infrastructure in the public schools negatively affected JDL's performance. TNI had sales of $2,208,000 and an operating loss of $334,000. TNI's performance was hurt by the lack of manufacturing margins on purchased inventory sold in December.

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

                          Acquisitions and Dispositions

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

Effective April 7, 1999, the Company acquired LANart Corporation, a manufacturer of applications specific integrated circuits (ASIC chips) located in Needham, Massachusetts, for approximately $4,700,000. The operations were subsequently merged with Transition Networks, Inc.

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

                                European Currency

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

                         Liquidity and Capital Resources

At December 31, 1999, the Company had approximately $14,838,000 of cash and cash equivalents compared to $20,405,000 of cash and cash equivalents at December 31, 1998. The Company had working capital of approximately $34,387,000 and a current ratio of 2.4 to 1 compared to working capital of $37,245,000 and a current ratio of 2.8 to 1 at the end of 1998. The reduction in working capital was primarily due to use of short-term debt by the Company in making acquisitions and the investment of cash in long-term debt securities.

Cash flow provided by operations was approximately $11,222,000 in 1999 compared to $14,013,000 in 1998. The decrease was due to increased inventory and accounts receivable levels caused by the Company's increased levels of business.

Investing activities utilized $10,380,000 of cash in 1999. The company invested approximately $5,825,000 in the purchase of debt securities in 1999. Cash investments in new subsidiaries in 1999 and 1998 were $3,956,000 and $8,398,000 respectively. Cash investments in new plant and equipment totaled $2,226,000 in 1999. The Company expects to spend $3,000,000 on capital additions in 2000.

Net cash used in financing activities was $6,351,000. Dividends paid on common stock were $3,480,000. Proceeds from common stock issuances, principally exercises of key employee stock options, totaled $543,000 in 1999 and $804,000 in 1998. The Company purchased and retired 320,136 and 790,400 shares of its stock in open market transactions during 1999 and 1998 respectively. Board authorizations are outstanding to purchase 139,500 additional shares. The Company may purchase and retire additional shares in 2000 if warranted by market conditions and the Company's financial position.

The bulk of Suttle's operations are located in Puerto Rico. Until 1994, substantially all the earnings of these operations were sheltered from U.S. income tax due to the possessions tax credit (Internal Revenue Code Section
936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $827,000, $556,000 and $791,000 in 1999, 1998 and 1997, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $2,023,000, $1,947,000 and $1,987,000 in 1999, 1998 and 1997, respectively.

At December 31, 1999  approximately  $34,143,000,  $7,626,000  and $1,607,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 1999, the Company's outstanding obligations for notes payable totaled $9,043,000, consisting principally of borrowings against its line of credit used to purchase Transition Networks, Inc. The Company expects to repay or refinance this credit line in 2000. The unused portion of the Company's credit line ($1,097,000 at December 31, 1999) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                            New Accounting Standards

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment of SFAS No. 133, was issued in June of 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

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

March 28, 2000

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS

                                            INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche   LLP

----------------------------
Deloitte & Touche LLP
March 2, 2000
Minneapolis, Minnesota


                        COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                      December 31
                                                            -------------------------------
                                                                   1999               1998
                                                            ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 14,837,655       $ 20,405,363
  Trade accounts receivable, less allowance for doubtful
    accounts of $908,000 and $884,000, respectively           21,125,610         14,624,123
  Inventories (Note 2)                                        21,168,942         20,837,508
  Other current assets                                           574,530            476,149
  Deferred income taxes (Note 7)                               1,735,000          1,348,000
                                                            ------------       ------------
      TOTAL CURRENT ASSETS                                    59,441,737         57,691,143

PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 3)            10,959,668         11,378,760

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)             8,819,923          8,392,261
  Investments in debt securities (Note 1)                      6,078,365          1,340,312
  Note receivable (Note 1)                                     3,365,390          3,765,390
  Deferred income taxes (Note 7)                               2,168,571            548,047
  Other assets                                                   642,399            783,799
                                                            ------------       ------------
    TOTAL OTHER ASSETS                                        21,074,648         14,829,809
                                                            ------------       ------------

TOTAL ASSETS                                                $ 91,476,053       $ 83,899,712
                                                            ============       ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 1)                                    $  9,043,035       $  9,077,598
  Accounts payable                                             8,075,596          4,589,078
  Accrued expenses                                             4,291,797          3,823,596
  Dividends payable                                              855,087            879,130
  Income taxes payable                                         2,788,746          2,076,658
                                                            ------------       ------------
    TOTAL CURRENT LIABILITIES                                 25,054,261         20,446,060

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common  stock,  par  value  $.05  per  share;  30,000,000  shares  authorized;
    8,551,272 and 8,791,301 shares issued and

    outstanding, respectively (Notes 1 and 6)                    427,564            439,565
  Additional paid-in capital                                  25,302,306         25,250,914
  Retained earnings                                           40,996,869         37,862,463
  Stock option notes receivable (Note 6)                        (288,225)          (288,225)
  Cumulative other comprehensive income (loss)  (Note 1)         (16,722)           188,935
                                                            ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                66,421,792         63,453,652
                                                            ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 91,476,053       $ 83,899,712
                                                            ============       ============

                      See notes to consolidated financial statements.


                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                    Year Ended December 31
                                                                      --------------------------------------------------
                                                                              1999               1998               1997
                                                                      ------------       ------------       ------------
REVENUES (Note 9):                                                    $116,932,877       $ 71,158,743       $ 75,731,651

COSTS AND EXPENSES:
  Cost of sales                                                         76,688,001         50,188,186         52,301,671
  Selling, general and administrative expenses                          28,907,288         12,412,361         10,947,163
                                                                      ------------       ------------       ------------
    TOTAL COSTS AND EXPENSES                                           105,595,289         62,600,547         63,248,834
                                                                      ------------       ------------       ------------

OPERATING INCOME                                                        11,337,588          8,558,196         12,482,817

OTHER INCOME (EXPENSE):
  Investment income                                                        986,263          1,306,466          1,690,223
  Interest expense                                                        (690,129)           (47,237)           (36,167)
                                                                      ------------       ------------       ------------
    OTHER INCOME, net                                                      296,134          1,259,229          1,654,056
                                                                      ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                              11,633,722          9,817,425         14,136,873

INCOME TAX EXPENSE (Note 7)                                              2,620,000          1,950,000          3,200,000
                                                                      ------------       ------------       ------------

NET INCOME                                                               9,013,722          7,867,425         10,936,873
                                                                      ------------       ------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment                                 (153,981)            77,198           (137,738)
  Unrealized holding loss on debt securities                               (79,087)
                                                                      ------------       ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  BEFORE INCOME TAXES                                                     (233,068)            77,198           (137,738)
Income tax benefit related to unrealized loss on
  debt securities                                                           27,411
                                                                      ------------       ------------       ------------
                                                                          (205,657)            77,198           (137,738)
                                                                      ------------       ------------       ------------
COMPREHENSIVE INCOME                                                  $  8,808,065       $  7,944,623       $ 10,799,135
                                                                      ============       ============       ============

BASIC NET INCOME                                                      $       1.04       $        .87       $       1.18
  PER COMMON SHARE (Note 1)
                                                                      ============       ============       ============

DILUTED NET INCOME                                                    $       1.03       $        .87       $       1.17
  PER COMMON SHARE (Note 1)
                                                                      ============       ============       ============

AVERAGE BASIC SHARES OUTSTANDING                                         8,644,000          9,040,000          9,232,000
AVERAGE DILUTED SHARES OUTSTANDING                                       8,727,000          9,084,000          9,325,000

                                    See   notes   to   consolidated    financial
statements.



                                                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       Cumulative

                                                            Additional                Stock Option       Other
                                        Common Stock           Paid-in      Retained        Notes    Comprehensive
                                      Shares      Amount       Capital      Earnings    Receivable   Income (Loss)         Total
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1996       9,107,309   $ 455,365   $21,454,353   $36,856,285   $       -     $    249,475     $59,015,478
  Net income                                                              10,936,873                                    0,936,873
  Issuance of stock to
    Employee Stock Ownership Plan     20,870       1,044       298,956                                                    300,000
  Issuance of stock under
    Employee Stock Purchase Plan      16,622         831       182,843                                                    183,674
  Issuance of stock under
    Employee Stock Option Plan       181,851       9,093     2,045,715                                                  2,054,808
  Tax benefit from non qualified
    employee stock options                                     150,904                                                    150,904
  Shareholder dividends                                                   (3,240,303)                                  (3,240,303)
  Other comprehensive loss                                                                               (137,738)       (137,738)
                                   ---------   ---------   -----------    -----------  -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1997       9,326,652     466,333    24,132,771    44,552,855           -          111,737      69,263,696
  Net income                                                               7,867,425                                    7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.           158,005       7,900     2,204,170                                                  2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan      12,210         610       112,259                                                    112,869
  Issuance of stock under
    Employee Stock Option Plan        84,834       4,242       938,102                                                    942,344
  Tax benefit from non qualified
    employee stock options                                      37,017                                                     37,017
  Issuance of notes receivable
     for stock options, net                                                               (288,225)                      (288,225)
  Purchase of stock                 (790,400)    (39,520)   (2,173,405)  (11,052,325)                                 (13,265,250)
  Shareholder dividends                                                   (3,505,492)                                  (3,505,492)
  Other comprehensive income                                                                               77,198          77,198
                                   ---------   ---------   -----------    -----------  -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1998       8,791,301     439,565    25,250,914    37,862,463      (288,225)       188,935      63,453,652
  Net income                                                               9,013,722                                    9,013,722
  Issuance of common stock under
    Employee Stock Purchase Plan      27,431       1,372       266,766                                                    268,138
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995       234,005                                                    235,000
  Issuance of stock under
    Employee Stock Option Plan        24,783       1,239       259,537                                                    260,776
  Stock issued as compensation         8,000         400        91,600                                                     92,000
  Stock option compensation                                    125,798                                                    125,798
  Tax benefit from non qualified
    employee stock options                                      13,754                                                     13,754
  Purchase of stock                 (320,136)    (16,007)     (940,068)   (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                   (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                               (205,657)       (205,657)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1999       8,551,272   $ 427,564   $25,302,306   $40,996,869   $  (288,225)  $    (16,722)    $66,421,792
                                   =========   =========   ===========   ===========   ===========   ============     ===========


                                                See   notes   to    consolidated
financial statements.



                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31
                                                                --------------------------------------------------
                                                                       1999               1998               1997
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $ 9,013,722        $ 7,867,425        $10,936,873
  Adjustments to reconcile income to
    net cash provided by operating activities:
      Depreciation and amortization                                4,801,290          3,085,533          2,471,510
      Deferred taxes                                                (816,225)          (702,323)           702,713
      Loss on liquidation of foreign subsidiary                                                             73,696
      Changes in assets and liabilities net of effects
      from acquisitions:
        Decrease (increase) in accounts receivable                (4,744,476)         2,651,591         (1,966,519)
        Decrease (increase) in inventory                             693,624          1,073,699         (4,634,744)
        Decrease (increase) in other current assets                  (99,920)         1,045,802           (137,547)
        Increase (decrease)  in accounts payable                   2,241,620         (1,114,838)          (328,639)
        Increase (decrease) in accrued expenses                     (581,638)          (353,930)           727,787
        Increase (decrease) in income taxes payable                  713,595            459,438           (300,273)
                                                                ------------       ------------       ------------
          Net cash provided by operating activities               11,221,592         14,012,397          7,544,857

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (2,226,103)        (3,351,927)        (2,878,073)
  Maturities of debt securities                                    1,008,607          2,039,656          1,131,366
  Purchases of debt securities                                    (5,825,747)
  Sales (purchase) of U.S. Treasury bill investments                                  5,249,314         (5,249,314)
  Increase (decrease) in other assets                                219,507           (617,433)            64,293
  Cash receipts from collection of note receivable                   400,000            492,377            308,830
  Changes in assets and liabilities of discontinued operations                                             267,679
  Payment for purchase of subsidiaries, net of cash acquired      (3,955,898)        (8,397,852)           (79,947)
                                                                ------------       ------------       ------------
          Net cash used in investing activities                  (10,379,634)        (4,585,865)        (6,435,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable and long-term debt                   (1,131,484)
  Increase in notes payable                                        1,096,921          8,900,364
  Dividends paid                                                  (3,479,613)        (3,465,761)        (3,129,489)
  Proceeds from issuance of stock                                    542,668            804,005          2,238,482
  Purchase of stock                                               (3,379,821)       (13,265,250)
                                                                ------------       ------------       ------------
          Net cash used in financing activities                   (6,351,329)        (7,026,642)          (891,007)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                      (58,337)            63,158            (75,767)
                                                                ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (5,567,708)         2,463,048            142,917

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    20,405,363         17,942,315         17,799,398
                                                                ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $14,837,655        $20,405,363        $17,942,315
                                                                ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid                                              $ 1,850,564        $ 2,152,133        $ 2,797,237
  Interest paid                                                      714,871             10,727             13,723

                                  See    notes   to    consolidated    financial
statements.


COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998 and 1997

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

Use of estimates: The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts and lower of cost or market inventory adjustments.

Financial instruments: The fair value of the Company's accounts receivable, accounts payable and notes payable approximate their carrying value due to their short-term nature. The fair value of the Company's investment in debt securities is based on quoted market prices.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $428,000 and $645,000 at December 31, 1999 and 1998, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,827,709, $2,444,192 and $2,086,366 for 1999, 1998 and 1997, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of from 5 to 15 years. Amortization included in costs and expenses was $1,973,581, $641,341 and $385,144 in 1999, 1998 and
1997, respectively.

Note Receivable: The note receivable represents the balance due from the sale of the Company's contract manufacturing operations sold in 1996. The note bears interest at the prime rate and is secured by the assets sold. The original amount was $4,866,000 and the maturity date is November 1, 2001.

Recoverability of long-lived assets: The company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. At December 31, 1999 and 1998, no impairment loss provision is required or recorded in the consolidated financial statements.

Investment in debt securities: The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 1999, the amortized cost basis of the securities was $308,000, which approximates market value. The subsidiary also holds an investment in Federal Home Loan Bank bonds, which are available for sale. Market value of the securities was $5,770,000 including a gross unrealized holding loss of $79,000
($52,000 net of taxes), which is reflected in the consolidated financial statements as a reduction of stockholder's equity.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. Outstanding borrowings against the line of credit at December 31, 1999 and 1998 were $8,903,000. The Company utilized those funds in the acquisition of Transition Networks, Inc. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (6.41% at December 31, 1999). The credit line matures June 30, 2000.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 82,923 shares, 44,261 shares, and 92,583 shares in 1999, 1998 and 1997, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

New accounting principles: In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment of SFAS No. 133, was issued in June 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

Basis of presentation: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of:

                                               December 31
                                      ----------------------------
                                             1999            1998
                                      ------------    ------------
   Finished goods                     $  7,418,810    $  8,450,447
   Raw and processed materials          13,750,132      12,387,061
                                      ------------    ------------
                                      $ 21,168,942    $ 20,837,508
                                      ============    ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                   Estimated               December 31
                                  useful life           1999             1998
                                  -----------    ------------     ------------
   Land                                          $    305,519     $    309,939
   Buildings                       7-30 years       3,105,474        3,091,289
   Machinery and equipment         3-15 years      25,690,309       24,550,064
   Furniture and fixtures          5-10 years       3,045,826        2,702,890
                                                 ------------     ------------
                                                   32,147,128       30,654,182
   Less accumulated depreciation                   21,187,460       19,275,422
                                                 ------------     ------------
                                                 $ 10,959,668     $ 11,378,760
                                                 ============     ============

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 1999, 1998 and 1997 were $275,000, $93,000, and $89,000 respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $885,000, $590,000 and $640,000 in 1999, 1998 and 1997 respectively. At December 31, 1999, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  2000                        $   600,618
                  2001                            543,315
                  2002                            466,158
                  2003                            360,960
                  2004                            164,140
                                             ------------
                                              $ 2,135,191

                                             ============

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.

NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 1,900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 1999, 446,146 shares remained available to be issued under the plan. Options expire five years from date of grant with one third of the options vesting immediately, the remaining two thirds vesting equally over the next two years.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire ten years from date of grant. At December 31, 1999, 44,000 shares are available to be issued under the plan.

The Company issued 8,000 common shares of stock to JDL Technologies employees as compensation for services during 1999. Compensation expense recorded was
$92,000.   Under   provisions  of  the  Company's   agreement  to  purchase  JDL
Technologies, an additional 8,000 shares will be issued to JDL Technologies employees for services performed in 2000, valued at market price on the date of the issuance.

The Company awarded 240,000 incentive stock options to employees of Transition Networks, Inc in March 1999. These options are vested based on the attainment of TNI's annual revenue and operating income targets from 1999 to 2004. On the measurement date of December 31, 1999, 44,736 incentive stock options were vested in the accounts of eligible employees. The Company recorded compensation expense of $125,798 in 1999 in connection with these options. Compensation expense is based on the difference between the exercise price of $10.18 and the market price at the measurement date which was $13.00.

Changes in outstanding employee and director stock options during the three years ended December 31, 1999 were as follows:

                                                                        Weighted
                                                                         average

                                                       Number of  exercise price
                                                          shares     per share
                                                 ----------------  -----------
Outstanding at December 31, 1996                         541,689   $     12.38
                  Granted                                197,700         13.82
                  Exercised                             (181,851)        11.30
                  Canceled                               (32,266)        14.04
                                                -----------------
Outstanding at December 31, 1997                         525,272         13.19
                  Granted                                224,550         17.46
                  Exercised                              (84,834)        11.11
                  Canceled                                (5,800)        15.07
                                                -----------------
Outstanding at December 31, 1998                         659,188         14.89
                  Granted                                622,204         10.27
                  Exercised                              (24,783)        10.52
                  Canceled                               (99,617)        12.98
                                                -----------------
Outstanding at December 31, 1999                       1,156,992         12.66
                                                =================

At December 31, 1999, 660,942 stock options are currently exercisable. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 1999:

                                      Weighted Average            Weighted
                                           Remaining               Average
Range of Exercise Prices       Shares    Option Life         Exercise Price
------------------------    ---------    -----------       ----------------
$  5.31 to $ 9.99              44,000      3.2 years            $     8.09
 $10.00 to $12.00             554,804      5.1 years                 10.22
 $12.01 to $14.99             295,238      2.4 years                 13.98
 $15.00 to $18.91             262,950      3.6 years                 17.12

In 1998, the Company provided financing to employees and directors who exercised stock options during the year. The notes bear interest at 6% and matured February 28, 2000. The notes have been reflected as a reduction of stockholders' equity in the financial statements.

On October 29, 1999 the Board of Directors adopted a shareholders' rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65. The rights expire on October 26, 2009. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15% or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

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

                                              Year Ended December 31
                                    ------------------------------------------
                                           1999          1998            1997
                                    -----------    -----------     -----------
Net Income                          $ 8,035,603    $ 7,061,627     $10,254,975
Basic Net Income Per Share          $       .93    $       .78     $      1.11
Diluted Net Income Per Share        $       .92    $       .78     $      1.10

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

                                                Year Ended December 31
                                          --------------------------------
                                               1999       1998       1997
                                          ----------  ---------  ---------
Expected volatility                             27%        26%        25%
Risk free interest rate                        5.2%       5.7%       6.2%
Expected holding period - employees         4 years    4 years    4 years
Expected holding period - directors         7 years    7 years    7 years
Dividend yield                                 3.9%       2.4%       2.6%

Pro forma stock-based compensation cost was $978,000, $806,000 and $682,000 in 1999, 1998 and 1997, respectively. The fair value of all options issued in 1999, 1998 and 1997 was $1,402,000, $971,000 and $690,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 27,431, 12,210 and 16,622 for the plan years ended August 31, 1999, 1998 and 1997, respectively. At December 31, 1999 employees had subscribed to purchase an additional 38,546 shares in the current plan year ending August 31, 2000.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 1999, the ESOP held 309,172 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company's 1997 ESOP contribution was $350,000 of cash. The Company's 1998 ESOP contribution was $235,000 for which the Company issued 19,893 shares of common stock to the ESOP in February 1999. The 1999 ESOP contribution was $308,000 for which the Company issued 23,692 shares in February 2000.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 1999, the Company purchased and retired 320,136 shares at a cost of $3,380,000. In 1998, the Company purchased and retired 790,400 shares at a cost of $13,265,000. At December 31, 1999, 139,500 shares could be repurchased under outstanding Board authorizations.

NOTE 7 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                Year Ended December 31
                                       ----------------------------------------
                                              1999         1998          1997
                                       ------------  ------------  ------------
Currently payable income taxes:

  Federal                              $ 2,070,000   $ 1,644,000   $ 1,049,000
  State                                    217,000       110,000       168,000
  Puerto Rico                              844,000       767,000       826,000
  Foreign                                  305,000       131,000       454,000
                                       ------------  ------------  ------------
                                         3,436,000     2,652,000     2,497,000

Deferred income taxes (benefit)           (816,000)     (702,000)      703,000
                                       ------------  ------------  ------------
                                       $ 2,620,000   $ 1,950,000   $ 3,200,000
                                       ============  ============  ============

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit that went into effect for the 1994-tax year. As a result of the tax credit limitation, the Company incurred $827,000, $556,000 and $791,000 of U.S. federal income tax expense on earnings in Puerto Rico for 1999, 1998 and 1997, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $10,004,000 at December 31, 1999.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income was $878,000, $915,000, and $1,343,000 in 1999, 1998 and 1997, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $1,817,000 at December 31, 1999. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                       Year Ended December 31
                                                   -----------------------------
                                                     1999       1998       1997
                                                   -------    -------    -------
Tax at U.S. statutory rate                           35.0%      35.0%      35.0%
Surtax exemption                                      (.9)      (1.0)       (.7)
U.S. taxes not provided on Puerto Rico operations   (17.4)     (19.8)     (14.1)
State income taxes, net of federal benefit            1.8         .7         .8
Other                                                 4.0        5.0        1.6
                                                   -------    -------    -------
Effective tax rate                                   22.5%      19.9%      22.6%
                                                   =======    =======    =======

Deferred tax assets and liabilities as of December 31 related to the following:

                                            1999          1998
                                      ------------  ------------
Current assets:
  Bad debts                           $   258,000   $   264,000
  Inventory                               938,000       617,000
  Accrued expenses                        539,000       470,000
  Other                                                  (3,000)
                                      ------------  ------------
                                      $ 1,735,000   $ 1,348,000
                                      ============  ============
Long term assets and (liabilities):

  Depreciation                        $  (393,429)  $  (382,953)
  Net operating loss carryforward       1,110,000
  Loss reserves on notes receivable       151,000       132,000
  Excess of cost over net assets          203,000        16,000
  Other                                    26,000
  Alternative minimum tax credits       1,072,000       783,000
                                      ------------  ------------
                                      $ 2,168,571   $   548,047
                                      ============  ============

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $1,161,000. At December 31, 1999, the Company has $1,110,000 available net operating loss carryforwards for income tax purposes, which expire in 2014. The Company also has alternative minimum tax carryforwards of approximately $1,072,000 at December 31, 1999, which are available to reduce future regular income taxes over an indefinite period.

NOTE 8 - ACQUISITIONS

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

   Property, plant and equipment                            $    708,804
   Excess of cost over net assets acquired                     4,046,565
   Accounts receivable                                         3,262,689
   Inventory                                                   3,198,942
   Cash                                                          550,049
   Accounts payable                                           (1,973,236)
   Accrued expenses                                             (643,263)
   Other assets and liabilities                                  (93,786)
                                                            -------------
       Total purchase price                                    9,056,764
   Less cash acquired                                           (550,049)
                                                            -------------
   Payment for purchase of Transition Networks, Inc.,
      net of cash acquired                                  $  8,506,715
                                                            =============

Effective August 7, 1998, the Company purchased all the capital stock of JDL Technologies, Inc. for $2,244,000, consisting of 158,005 shares of the Company's common stock and $32,000 of acquisition costs. The acquisition was accounted for as a purchase. Excess of cost over net assets acquired in the transaction was $2,223,000, which is being amortized on a straight-line basis over five years. The results of operations of JDL are included in consolidated operations as of the acquisition date. In the acquisition, the following assets were acquired and liabilities assumed:

   Property, plant and equipment                            $     77,799
   Excess of cost over net assets acquired                     2,222,772
   Accounts receivable                                         1,430,953
   Inventory                                                     264,608
   Accounts payable                                             (949,999)
   Accrued expenses                                             (800,803)
   Other assets and liabilities                                   (1,000)
                                                            -------------
   Payment for purchase of JDL Technologies, Inc.           $     32,260
                                                            =============

Effective April 7, 1999, the Company purchased all the capital stock of LANart Corporation, a designer and manufacturer of application specific integrated circuits (ASIC chips) located in Needham, Massachusetts, for $3,956,000, net of cash acquired. The operations of LANart Corporation, which were not material to the Company's financial statements, have been included in consolidated operations as of the purchase date. The fair value of assets acquired in the transaction was $4,764,000 (including excess of cost over net assets acquired of $2,361,000) and liabilities of $2,805,000 were assumed as follows:

   Property, plant and equipment                            $    242,192
   Excess of cost over net assets acquired                     2,361,179
   Accounts receivable                                         1,801,359
   Inventory                                                   1,075,871
   Deferred tax benefits                                       1,161,408
   Cash                                                          808,265
   Accounts payable                                           (1,285,761)
   Accrued expenses                                           (1,519,296)
   Other assets and liabilities                                  118,946
                                                            -------------
      Total purchase price                                     4,464,163
   Less cash acquired                                           (808,265)
                                                            -------------
   Payment for purchase of LANart, Inc.,

     net of cash acquired                                   $  3,955,898
                                                            =============

NOTE 9 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies. (JDL), that provides telecommunications network design, specification and training services to educational institutions. During 1999, JDL became a more significant portion of the Company and is now identified as a separate segment. Segment results as previously reported have been restated to reflect JDL as a separate segment.

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. (including Puerto Rico) and Costa Rica. Austin Taylor operates in the United Kingdom (U.K.). Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America.

In 1999, no customer accounted for more than 10% of consolidated sales. In 1998, sales to three U.S. customers amounted to 13.6%, 10.4% and 10.3% of consolidated revenues, respectively. In 1997, sales to two U.S. customers amounted to 17.6% and 10.0% of consolidated revenues, respectively.Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 1999, foreign earnings in excess of amounts received in the United States were approximately $5,739,000.

The Company's products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, many of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Raychem Corporation. The unavailability of the gel-filled figs from Raychem Corporation could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

Information concerning the Company's operations in the various segments is as follows:


                                                Austin   Transition          JDL
                                   Suttle       Taylor     Networks   Technologies     Corporate    Consolidated
                               ---------------------------------------------------------------------------------
Year Ended December 31, 1999:
Revenues                       $58,398,319  $12,031,318  $35,362,659   $11,140,581   $      -       $116,932,877
Cost of sales                   37,539,492   10,010,373   21,144,442     7,993,694                    76,688,001
                               ---------------------------------------------------------------------------------
Gross profit                    20,858,827    2,020,945   14,218,217     3,146,887                    40,244,876
Selling, general and
  administrative expenses        8,042,164    1,237,122   14,391,632     3,430,327     1,806,043      28,907,288
                               ---------------------------------------------------------------------------------
Operating income (loss$         12,816,663  $   783,823  $  (173,415)  $  (283,440)  $(1,806,043)   $ 11,337,588
                               =================================================================================

Depreciation and amort$zation$ $ 2,068,839  $   709,992  $ 1,367,536   $   494,023   $   160,900    $  4,801,290
                               =================================================================================

Assets                         $51,004,622  $ 7,751,465  $17,511,819   $ 6,639,227   $ 8,568,920    $ 91,476,053
                               =================================================================================

Capital expenditures           $ 1,345,535  $   675,074  $     8,293   $    95,890   $    61,311    $  2,226,103
                               =================================================================================

Year Ended December 31, 1998:
Revenues                       $55,539,979  $11,729,725  $ 2,208,295   $ 1,680,744   $       -      $ 71,158,743
Cost of sales                   37,363,994    9,894,546    1,701,222     1,228,424                    50,188,186
                               ---------------------------------------------------------------------------------
Gross profit                    18,175,985    1,835,179      507,073       452,320                    20,970,557
Selling, general and
  administrative expenses        7,861,420    1,213,987      841,360     1,127,669     1,367,925      12,412,361
                               ---------------------------------------------------------------------------------
Operating income (loss)        $10,314,565  $   621,192  $  (334,287)  $   675,349)  $(1,367,925)   $  8,558,196
                               =================================================================================

Depreciation and amortization  $ 1,957,261  $   692,453  $   96,756    $    12,134   $   326,929    $  3,085,533
                               =================================================================================

Assets                         $53,130,454  $ 7,091,218 $ 11,731,323   $ 3,634,012   $ 8,312,705    $ 83,899,712
                               =================================================================================

Capital expenditures           $ 2,269,177  $   935,603 $     15,294   $    22,427   $ 109,426      $  3,351,927
                               =================================================================================

Year Ended December 31, 1997:
Revenues                       $62,415,513  $13,316,138                              $       -      $ 75,731,651
Cost of sales                   41,316,252   10,985,419                                               52,301,671
                               ---------------------------------------------------------------------------------
Gross profit                    21,099,261    2,330,719                                               23,429,980
Selling, general and
  administrative expenses        8,747,540    1,192,648                              $ 1,006,975      10,947,163
                               ---------------------------------------------------------------------------------
Operating income (loss)        $12,351,721  $ 1,138,071                              $(1,006,975)   $ 12,482,817
                               =================================================================================

Depreciation and amortization  $ 1,744,554  $   599,982                              $   126,974    $  2,471,510
                               =================================================================================

Assets                         $54,740,837  $ 9,150,276                              $13,626,815    $ 77,517,928
                               =================================================================================

Capital expenditures           $ 2,553,360  $   265,340                              $    59,373    $  2,878,073
                               =================================================================================

(b)      SUPPLEMENTAL FINANCIAL INFORMATION

                      Unaudited Quarterly Operating Results

                     (in thousands except per share amounts)

                                                      Quarter Ended

                                        March 31  June 30   Sept 30    Dec 31
-----------------------------------------------------------------------------
                           1999

Revenues                                $26,598   $29,807   $29,278   $31,250
Gross Margins                             9,036     9,901    10,135    11,173
Operating income                          3,262     2,078     2,592     3,406
Net Income                                2,473     1,748     2,101     2,692

Basic Net Income per Share              $   .29   $   .20   $   .24   $   .31
Diluted Net Income per Share            $   .28   $   .20   $   .24   $   .31


                           1998

Revenues                                $17,486   $16,970   $18,030   $18,673
Gross Margins                             5,244     5,350     5,203     5,174
Operating income                          2,286     2,715     2,363     1,195
Net Income                                2,194     2,442     1,952     1,279

Basic Net Income per Share              $   .24   $   .27   $   .22   $   .15
Diluted Net Income per Share            $   .23   $   .27   $   .22   $   .15






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 18, 2000 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 18, 2000 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

     The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 15 to 29 herein:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                   Page Herein
         -----------------------------------------                   -----------

     The following financial statement schedule is being filed as part of thisForm 10-K Report:

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

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 1999

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    COMMUNICATIONS SYSTEMS, INC.

Dated: March 28, 2000                    /s/ Curtis A.Sampson
                                         ---------------------------------------
                                         Curtis A. Sampson, Chairman of the
                                         Board of Directors, President and Chief
                                         Executive Officer

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

Signature                 Title                                  Date

/s/Curtis A.Sampson       Chairman of the Board of Directors,    March 28, 2000
------------------------  President, and Director (Principal
Curtis A. Sampson         Executive Officer)


/s/Paul N. Hanson         Vice President, Treasurer and          March 28, 2000
------------------------  Chief Financial Officer (Principal
Paul N. Hanson            Financial Officer and Principal
                          Accounting Officer)


/s/Paul J. Anderson       Director                               March 28, 2000
------------------------
Paul J. Anderson

/s/Edwin C. Freeman       Director                               March 28, 2000
------------------------
Edwin C. Freeman

/s/Luella Gross Goldberg  Director                               March 28, 2000
------------------------
Luella Gross Goldberg

/s/Frederick M. Green     Director                               March 28, 2000
------------------------
Frederick M. Green

/s/Randall D. Sampson     Director                               March 28, 2000
------------------------
Randall D. Sampson

/s/Joseph W. Parris       Director                               March 28, 2000
------------------------
Joseph W. Parris

/s/Gerald D. Pint         Director                               March 28, 2000
------------------------
Gerald D. Pint

/s/Wayne E. Sampson       Director                               March 28, 2000
------------------------
Wayne E. Sampson

/s/Edward E. Strickland   Director                               March 28, 2000
------------------------
Edward E. Strickland

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1999

                          ---------------------------

                          FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------


                                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                          ---------------------------------------------
                                  Schedule II - Valuation and Qualifying Accounts and Reserves


                                   Balance at            Additions           Additions           Deductions             Balance
                                  Beginning of        Charged to Cost        Charged to             from                 at End
Description                          Period            and Expenses        Other Accounts         Reserves             of Period
-----------                         ---------            ---------          ----------            ---------            ---------

Allowance for doubtful accounts:

Year ended:

  December 31, 1999                 $ 884,000            $ 126,000                                $ 102,000(B)         $ 908,000

  December 31, 1998                 $ 796,000            $  94,000                                $   6,000(B)         $ 884,000

  December 31, 1997                 $ 306,000            $  50,000           $ 441,000(A)         $   1,000(B)         $ 796,000

Reserve  for  assets  transferred  under  contractual   arrangements  and  notes
receivable:

Year Ended:

  December 31, 1999                 $ 371,000            $  63,000                                                     $ 434,000

  December 31, 1998                 $ 371,000                                                                          $ 371,000

  December 31, 1997                 $ 358,000                                $  13,000(C)                              $ 371,000

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





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 1999

                              --------------------

                                    EXHIBITS

--------------------------------------------------------------------------------

                COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 1999

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

  10.5        Stock Option Plan for           Filed as Exhibit 10.5 to the 1993
              Nonemployee Directors           Form 10-K and incorporated herein
                                              by reference.

  10.6        1992 Stock Plan                 Filed as Exhibit 10.6 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.7        Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.8        Supplemental Executive          Filed as Exhibit 10.8 to the 1993
              Retirement Plan                 Form 10-K and incorporated herein
                                              by reference.

  10.9        Form of Rights Agreement,       Filed as Exhibit 1 to the
              dated as of October 26, 1999    Company's Form 8-A on November 8,
              between the Company and         1999 and incorporated herein by
              Norwest Bank Minnesota,         reference.
              National Association

  21          Subsidiaries of the Registrant  Filed herewith at page 37.
  23          Independent Auditors' Consent   Filed herewith at page 38.
  24          Power of Attorney               Included in signatures at page 32.

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

                  SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.

                                   EXHIBIT 21

            Subsidiaries                          Jurisdiction of Incorporation

Suttle Apparatus Corporation                                Illinois
Suttle Costa Rica, S.A.                                    Costa Rica
Tel Products, Inc.                                          Minnesota
Suttle Caribe, Inc.                                         Minnesota
Austin Taylor Communications, Ltd.                       United Kingdom
Automatic Tool & Connector Company, Inc.                   New Jersey
JDL Technologies, Inc.                                      Minnesota
Transition Networks, Inc.                                   Minnesota
LANart Corporation                                        Massachusetts


All such subsidiaries are 100%-owned  directly by Communications  Systems,  Inc.
The  financial   statements  of  all  such  subsidiaries  are  included  in  the consolidated financial statements of Communications Systems, Inc.

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, 33-99566 and
333-92063 of Communications Systems, Inc. of our report dated March 2, 2000 on the consolidated financial statements and schedule of Communications Systems, Inc. and subsidiaries appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 1999.

/s/ Deloitte & Touche LLP

-------------------------
Deloitte & Touche LLP
March 28, 2000
Minneapolis, Minnesota