Form 10-Q
period 2000-03-31
COMMUNICATIONS SYSTEMS INC
filed 2000-05-12
CIK 22701

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

                 For the quarterly period ended MARCH 31, 2000
                               ------------------------------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -------------------

Commission File Number:   0-10355
                          -------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   Outstanding at April 30, 2000
--------------------------------------             -----------------------------
Common Stock, par value $.05 per share                       8,820,922


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

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                  March 31          December 31
Assets:                                             2000                1999
                                               ------------        ------------
Current assets:
   Cash                                        $ 13,265,251        $ 14,837,655
   Receivables, net                              21,721,164          21,125,610
   Inventories - Note 2                          23,877,135          21,168,942
   Deferred income taxes                          1,735,000           1,735,000
   Other current assets                             474,867             574,530
                                               ------------        ------------
      Total current assets                       61,073,417          59,441,737

Property, plant and equipment                    32,745,996          32,147,128
   less accumulated depreciation                (21,941,535)        (21,187,460)
                                               ------------        ------------
   Net property, plant and equipment             10,804,461          10,959,668

Other assets:
  Excess of cost over net assets acquired         8,297,191           8,819,923
  Investments in debt securities                  5,951,850           6,078,365
  Deferred income taxes                           2,177,960           2,168,571
  Note receivable                                 3,365,390           3,365,390
  Other assets                                      745,509             642,399
                                               ------------        ------------
      Total other assets                         20,537,900          21,074,648
                                               ------------        ------------

Total Assets                                   $ 92,415,778        $ 91,476,053
                                               ============        ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                               $  5,135,029        $  9,043,035
   Accounts payable                               7,832,844           8,075,596
   Accrued expenses                               4,481,633           4,291,797
   Dividends payable                                880,807             855,087
   Income taxes payable                           2,717,562           2,788,746
                                               ------------        ------------
      Total current liabilities                  21,047,875          25,054,261

Stockholders' Equity                             71,367,903          66,421,792
                                               ------------        ------------

Total Liabilities and Stockholders' Equity     $ 92,415,778        $ 91,476,053
                                               ============        ============

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                 Three Months Ended March 31
                                               --------------------------------
                                                    2000                 1999
                                               ------------        ------------
Sales                                          $ 30,864,192        $ 26,596,892

Costs and expenses:
  Cost of sales                                  20,390,889          17,561,114
  Selling, general and
    administrative expenses                       7,068,362           5,369,938
  Goodwill amortization                             522,729             404,673
                                               ------------        ------------
      Total costs and expenses                   27,981,980          23,335,725
                                               ------------        ------------

Operating income                                  2,882,212           3,261,167

Other income and (expenses):
  Investment income                                 258,146             203,635
  Interest expense                                 (142,546)           (152,343)
                                               ------------        ------------
    Other income, net                               115,600              51,292

Income before income taxes                        2,997,812           3,312,459

Income taxes (Note 4)                               685,000             840,000
                                               ------------        ------------

Net income                                        2,312,812           2,472,459
                                               ------------        ------------
Other comprehensive income (loss):

  Unrealized holding loss on debt securities        (24,638)
  Foreign currency translation adjustment           (31,218)           (231,503)
                                               ------------        ------------
Other comprehensive income (loss)
  before income taxes                               (55,856)           (231,503)
  Income tax benefit related to unrealized
    loss on debt securities                           8,540
                                               ------------        ------------
                                                    (47,316)           (231,503)
                                               ------------        ------------
Comprehensive income                           $  2,265,496        $  2,240,956
                                               ============        ============

Basic net income per share                     $        .27        $        .28
Diluted net income per share                   $        .26        $        .28

Average Basic Shares Outstanding                  8,646,469           8,802,972
Average Dilutive Shares Outstanding               8,897,392           8,832,458

                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Cumulative

                                                             Additional                  Stock Option       Other
                                         Common Stock         Paid-in        Retained        Notes      Comprehensive
                                       Shares     Amount      Capital        Earnings     Receivable    Income (Loss)       Total
                                    ---------  ---------    -----------    -----------   -----------    -------------   -----------
BALANCE AT DECEMBER 31, 1998        8,791,301   $439,565    $25,250,914    $37,862,463    $ (288,225)       $ 188,935   $63,453,652
  Net income                                                                 9,013,722                                    9,013,722
  Issuance of common stock under
    Employee Stock Purchase Plan       27,431      1,372        266,766                                                     268,138
  Issuance of common stock to
    Employee Stock Ownership Plan      19,893        995        234,005                                                     235,000
  Issuance of common stock under
    Employee Stock Option Plan         24,783      1,239        259,537                                                     260,776
  Stock issued as compensation          8,000        400         91,600                                                      92,000
  Stock option compensation                                     125,798                                                     125,798
  Tax benefit from non qualified
     employee stock options                                      13,754                                                      13,754
  Purchase of stock                  (320,136)   (16,007)      (940,068)    (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                     (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                                   (205,657)     (205,657)
                                    ---------  ---------    -----------    -----------   -----------    -------------   -----------
BALANCE AT DECEMBER 31, 1999        8,551,272    427,564     25,302,306     40,996,869      (288,225)         (16,722)   66,421,792
  Net income                                                                 2,312,812                                    2,312,812
  Issuance of common stock to
    Employee Stock Ownership Plan      23,692      1,185        234,005                                                     235,190
  Issuance of common stock under
    Employee Stock Option Plan        245,458     12,273      3,025,734                                                   3,038,007
  Shareholder dividends                                                       (880,807)                                    (880,807)
  Collection of notes receivable                                                             288,225                        288,225
  Other comprehensive loss                                                                                    (47,316)      (47,316)
                                    ---------  ---------    -----------    -----------   -----------      -----------   -----------
BALANCE AT MARCH 31, 2000           8,820,422   $441,022    $28,562,045    $42,428,874    $      -          $ (64,038)  $71,367,903
                                    =========  =========    ===========    ===========   ===========      ===========   ===========


                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                     Three Months Ended March 31
                                                      -------------------------
                                                           2000           1999
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 2,312,812   $ 2,472,459
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                    1,319,653     1,112,287
       Changes in assets and liabilities
         Increase in accounts receivable                 (620,229)   (4,553,860)
         Decrease (increase) in inventory              (2,732,810)    3,076,917
         Decrease in other current assets                  98,960        20,315
         Increase (decrease) in accounts payable         (222,575)       23,607
         Increase in accrued expenses                     430,464       300,733
         Increase (decrease) in income taxes payable      (69,957)      584,509
                                                      -----------   -----------
           Net cash provided by operating activities      516,318     3,036,967

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (659,692)     (478,221)
   Maturities of mortgage-backed and
     other investment securities                           53,490        76,082
   Increase in other assets                               (61,714)      (56,950)
                                                      -----------   -----------
         Net cash used in investing activities           (667,916)     (459,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes payable                          (3,908,006)       (8,293)
   Dividends paid                                        (855,087)     (879,130)
   Proceeds from issuance of common stock               3,038,007
   Collection of stock option notes receivable            288,225
   Purchase of stock                                                   (233,760)
                                                      -----------   -----------
         Net cash used in financing activities         (1,436,861)    1,121,183)
                                                      -----------   -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH            16,055       (29,248)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (1,572,404)    1,427,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       14,837,655    20,405,363
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $13,265,251   $21,832,810
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Income taxes paid                                  $   756,184   $   259,855
   Interest paid                                           60,417        46,427

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 2000, the statements of income and comprehensive income and the statements of cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

Effective April 7, 1999 the Company acquired LANart Corporation; a manufacturer of applications specific integrated circuits (ASIC Chips) located in Needham, Massachusetts, for approximately $4,700,000. The operations were subsequently merged with Transition Networks, Inc. The excess of cost over net assets acquired in the transaction was $2,361,000, which is being amortized on a straight-line basis over 5 years.

In February 2000 the Company issued 23,692 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1999 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $235,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                   March 31      December 31
                                     2000            1999
                                ------------    ------------
     Finished Goods             $  8,121,340    $  7,418,810
     Raw Materials                15,755,795      13,750,132
                                ------------    ------------
       Total                    $ 23,877,135    $ 21,168,942
                                ============    ============

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 2000 and 1999 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 250,923 shares and 29,486 shares in 2000 and 1999, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 5 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies (JDL), which provides telecommunications network design, specification and training services to educational institutions. During 1999, JDL became a more significant portion of the Company and is now identified as a separate segment. Segment results as previously reported have been restated to reflect JDL as a separate segment. Information concerning the Company's continuing operations in the various segments is as follows:


                                                         Austin       Transition            JDL
                                        Suttle           Taylor         Networks     Technologies       Corporate       Consolidated
                                   ------------      -----------      -----------     -----------    -------------      ------------
Three Months Ended March 31, 2000

Revenues                           $ 15,103,666      $ 2,739,835      $ 9,086,456     $ 3,934,235    $      -           $ 30,864,192
Cost of sales                         9,622,387        2,319,567        5,575,038       2,873,897                0        20,390,889
                                   ------------      -----------      -----------     -----------    -------------      ------------
Gross profit                          5,481,279          420,268        3,511,418       1,060,338                0        10,473,303
Selling, general and
  administrative expenses             2,113,339          348,120        3,329,247         875,033          402,623         7,068,362
Goodwill amortization                    76,623           14,583          320,385         111,138                            522,729
                                   ------------      -----------      -----------     -----------    -------------      ------------
Operating income (loss)            $  3,291,317      $    57,565      $  (138,214)    $    74,167    $    (402,623)     $  2,882,212
                                   ============      ===========      ===========     ===========    =============      ============
Depreciation and amortization      $    557,833      $   186,339      $   404,343     $   126,138    $      45,000      $  1,319,653
                                   ============      ===========      ===========     ===========    =============      ============
Assets                             $ 50,471,923      $ 7,481,927      $18,703,420     $ 5,316,701    $  10,441,807      $ 92,415,778
                                   ============      ===========      ===========     ===========    =============      ============
Capital expenditures               $    341,058      $    99,551      $   110,376     $   106,875    $       1,832      $    659,692
                                   ============      ===========      ===========     ===========    =============      ============

Three Months Ended March 31, 1999:

Revenues                           $ 15,970,208      $ 2,807,495      $ 6,765,382     $ 1,053,807    $       -          $ 26,596,892
Cost of sales                        10,245,881        2,251,862        4,342,829         720,542                0        17,561,114
                                   ------------      -----------      -----------     -----------    -------------      ------------
Gross profit                          5,724,327          555,633        2,422,553         333,265                0         9,035,778
Selling, general and
  administrative expenses             1,871,221          325,225        2,312,635         464,531          396,326         5,369,938
Goodwill amortization                    76,623           14,583          202,329         111,138                            404,673
                                   ------------      -----------      -----------     -----------    -------------      ------------
Operating income (loss)            4  3,776,483      $   215,825      $   (92,411)    $  (242,404)   $    (396,326)     $  3,261,167
                                   ============      ===========      ===========     ===========    =============      ============
Depreciation and amortization      $    529,633      $   161,274      $   262,243     $   118,638    $      40,500      $  1,112,288
                                   ============      ===========      ===========     ===========    =============      ============
Assets                             $ 55,284,130      $ 6,903,216      $11,786,255     $ 3,664,879    $   8,316,713      $ 85,955,193
                                   ============      ===========      ===========     ===========    =============      ============
Capital expenditures               $    280,093      $   117,705      $    60,145     $    20,279              $ -      $    478,222
                                   ============      ===========      ===========     ===========    =============      ============


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 2000 Compared to

                        Three Months Ended March 31, 1999

Consolidated sales increased 16% to $30,864,000. Consolidated operating income decreased 12% to $2,882,000.

Suttle sales decreased 5% to $15,104,000. Sales to customers in the United States (U.S.) decreased 6% to $14,486,000. The sales decline was principally due to lower sales of the Company's conventional (non-CorroShield) voice products, which offset higher sales of data products. Sales to the Big 6 telephone companies (the five Regional Bell Operating Companies (RBOCs) and GTE) decreased 10% to $9,045,000. Sales to these customers accounted for 60% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $470,000, or 12%. Sales to retail customers decreased $314,000 or 37% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, increased 5% to $618,000.

Suttle's gross margin decreased 4% to $5,481,000 due to the lower sales volume. Gross margin as a percentage of sales improved to 36.3% in 2000 from 35.8% in 1999. The improvement in gross margin percentage was due to product mix. The fastest selling products in 2000 (CorroShield and data products) tended to be the products with the highest margins. Selling, general and administrative expenses increased $242,000 or 13% due primarily to increased marketing expenses. Suttle's operating income decreased $485,000 or 13%.

Austin Taylor's sales decreased 2% to $2,740,000. The decrease was due primarily to delayed planned first shipments on a significant order. These shipments have been rescheduled into subsequent quarters. Austin Taylor's gross margin declined 24% to $420,000. Gross margin as a percentage of sales was 15.3% compared to 19.8% in 1999. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses increased $23,000. Operating income decreased $158,000. First quarter performance was also affected by higher expenses related to the February 2000 opening of a sales and distribution office in Hong Kong.

The Company acquired JDL Technologies, Inc. in August 1998. JDL reported 2000 first quarter sales of $3,934,000 compared to $1,054,000 in 1999. Operating income was $74,000 compared to an operating loss of $242,000 reported in the first quarter of 1999. JDL's "First Class Connect program, developed for the K-12 education market represents a significant portion of the growth. This program is a turnkey package of broadband network design services, proprietary Internet access software and physical connectivity infrastructure provided by Suttle and Transition Networks.

Transition Networks, Inc. was acquired in December 1998. Sales increased by 34% to $9,086,000 in the first quarter of 2000 reflecting a strong global telecommunications market for media conversion products. Gross margin increased to $3,511,000 from $2,423,000. Operating income decreased by $46,000 due primarily to increased broadband component costs purchased in the spot market. Selling, general and administrative expenses also increased by $1,135,000.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Consolidated investment income, net of interest expense, increased $64,000 due to increased levels of funds available for investment and decreased interest on notes payable associated with acquisitions. Income from continuing operations before income taxes decreased $315,000 or 9%. The Company's effective income tax rate was 22.9% compared to 25.4% in 1999. The decrease in the tax rate was due to lower company earnings. Net income decreased $160,000 or 6%.

                         Liquidity and Capital Resources

At March 31, 2000, the Company had approximately $13,265,000 of cash and cash equivalents compared to $14,838,000 of cash and cash equivalents at December 31, 1999. The Company had working capital of approximately $40,026,000 and a current ratio of 2.9 to 1 compared to working capital of $34,387,000 and a current ratio of 2.4 to 1 at the end of 1999.

Cash flow provided by operations was approximately $516,000 in the first three months of 2000 compared to $3,037,000 in the same period in 1999. The decrease was due to the need to finance increased inventory and accounts receivable levels caused by the Company's increased sales volume. Cash flow benefited in the 1999 period from decreased inventory levels, as the Company was able to satisfy some of the increased customer demand out of existing stocks.

Investing activities utilized $668,000 of cash in the 2000 period. Cash investments in new plant and equipment totaled $660,000, which was financed by internal cash flows. The Company expects to spend $3,000,000 on capital additions in 2000. The Company spent an additional $6,000,000 in April 1999 to acquire LANart Corporation. The Company financed that acquisition using a combination of internal funds and short-term borrowing from U.S. Bank. The Company retired $3,908,000 of this debt in the first quarter of 2000 reducing notes payable to $5,135,000 compared to the balance of $9,043,000 at December 31, 1999.

Net cash used in financing activities was $1,437,000. The Company purchased and retired 23,400 shares of its stock in open market transactions during the 1999 period. At March 31, 2000 Board authorizations are outstanding to purchase an additional 139,500 shares. The Company purchased an additional 180,000 shares under this authorization in April 1999. No purchases of company stock occurred in the first quarter of 2000. Dividends paid on common stock were $855,000.

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

Date:  May 12, 2000