Form 10-Q
period 2000-06-30
COMMUNICATIONS SYSTEMS INC
filed 2000-08-14
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2000
                               ------------------------------------------

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------------------------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                      -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                    Outstanding at July  31, 2000
-----------------------                           -----------------------------
Common Stock, par value                                     8,754,647
    $.05 per share

                 Total Pages (13) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------





                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.

Part I.  Financial Information

      Item 1.  Financial Statements

           Consolidated Balance Sheets                                       3

           Consolidated Statements of Income and Comprehensive Income        4

           Consolidated Statements of Changes in Stockholders' Equity        5

           Consolidated Statements of Cash Flows                             6

           Notes to Consolidated Financial Statements                        7

      Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    10

Part II.  Other Information                                                 13


                                   PART I. FINANCIAL INFORMATION

                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                    CONSOLIDATED BALANCE SHEETS
                                            (unaudited)

                                                                           June 30       December 31
                                                                              2000              1999
                                                                      ------------      ------------
Assets:
Current assets:
   Cash                                                               $  7,447,613      $ 14,837,655
   Receivables, net                                                     24,409,803        21,125,610
   Inventories (Note 4)                                                 29,565,945        21,168,942
   Deferred income taxes                                                 1,735,000         1,735,000
   Other current assets                                                    382,238           574,530
                                                                      ------------      ------------
      Total current assets                                              63,540,599        59,441,737

Property, plant and equipment                                           33,150,967        32,147,128
   less accumulated depreciation                                       (22,538,958)      (21,187,460)
                                                                      ------------      ------------
   Net property, plant and equipment                                    10,612,009        10,959,668

Other assets:
  Excess of cost over net assets acquired                                7,774,459         8,819,923
  Investments in mortgage backed and other securities                    5,905,266         6,078,365
  Deferred income taxes                                                  2,175,459         2,168,571
  Note receivable                                                        3,165,390         3,365,390
  Other assets                                                             408,391           642,399
                                                                      ------------      ------------
      Total other assets                                                19,428,965        21,074,648
                                                                      ------------      ------------

Total Assets                                                          $ 93,581,573      $ 91,476,053
                                                                      ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                      $  7,421,218      $  9,043,035
   Accounts payable                                                      9,222,518         8,075,596
   Accrued expenses                                                      3,979,029         4,291,797
   Dividends payable                                                       874,302           855,087
   Income taxes payable                                                  1,244,610         2,788,746
                                                                      ------------      ------------
      Total current liabilities                                         22,741,677        25,054,261

Stockholders' Equity                                                    70,839,896        66,421,792
                                                                      ------------      ------------

Total Liabilities and Stockholders' Equity                            $ 93,581,573      $ 91,476,053
                                                                      ============      ============

                          See notes to consolidated financial statements.



                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                 (unaudited)

                                                 Three Months Ended June 30         Six Months Ended June 30
                                                ----------------------------     -----------------------------
                                                       2000            1999             2000             1999
                                                ------------    ------------     ------------     ------------
Sales                                           $ 32,073,844    $ 29,807,344     $ 62,938,036     $ 56,404,236

Costs and expenses:
  Cost of sales                                   22,621,495      19,906,281       43,012,384       37,467,395
  Selling, general and
    administrative expenses                        7,720,758       7,822,663       15,311,849       13,597,274
                                                ------------    ------------     ------------     ------------
      Total costs and expenses                    30,342,253      27,728,944       58,324,233       51,064,669
                                                ------------    ------------     ------------     ------------

Operating income                                   1,731,591       2,078,400        4,613,803        5,339,567

Other income and (expenses):
  Investment income                                  255,553         218,125          513,699          421,760
  Interest expense                                  (133,825)       (168,835)        (276,371)        (321,178)
                                                ------------    ------------     ------------     ------------
    Other income, net                                121,728          49,290          237,328          100,582

Income before income taxes                         1,853,319       2,127,690        4,851,131        5,440,149

Income taxes (Note 5)                                265,000         380,000          950,000        1,220,000
                                                ------------    ------------     ------------     ------------

Net income                                         1,588,319       1,747,690        3,901,131        4,220,149
                                                ------------    ------------     ------------     ------------

Other comprehensive income (loss):
  Unrealized holding gain (loss)
    on debt securities                                17,607                           (7,031)
  Foreign currency

    translation adjustment                          (234,921)        (94,154)        (266,139)        (325,657)
                                                ------------    ------------     ------------     ------------
Other comprehensive loss before
  income taxes                                      (217,314)        (94,154)        (273,170)        (325,657)
  Income tax expense (benefit) related
    to unrealized loss on debt securities              6,103                           (2,437)
                                                ------------    ------------     ------------     ------------
                                                    (223,417)        (94,154)        (270,733)        (325,657)
                                                ------------    ------------     ------------     ------------
Comprehensive income                            $  1,364,902    $  1,653,536     $  3,630,398     $  3,894,492
                                                ============    ============     ============     ============

Basic net income per share                      $        .18    $        .20     $        .45     $        .48
Diluted net income per share                    $        .18    $        .20     $        .44     $        .48


Average Basic Shares Outstanding                   8,795,838       8,623,804        8,721,219        8,712,894
Average Dilutive Shares Outstanding                8,984,864       8,716,487        8,938,873        8,775,711

                               See notes to consolidated financial statements.



                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (unaudited)

                                                                                                          Cumulative

                                        Common Stock         Additional                  Stock Option        Other
                                    --------------------       Paid-in       Retained        Notes       Comprehensive
                                      Shares     Amount        Capital       Earnings     Receivable     Income (Loss)     Total
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT DECEMBER 31, 1998        8,791,301   $439,565    $25,250,914    $37,862,463    $ (288,225)     $  188,935    $63,453,652
  Net income                                                                 9,013,722                                    9,013,722
  Issuance of stock under Employee
    Stock Purchase Plan                27,431      1,372        266,766                                                     268,138
  Issuance of stock to Employee
    Stock Ownership Plan               19,893        995        234,005                                                     235,000
  Issuance of stock under Employee
    Stock Option Plan                  24,783      1,239        259,537                                                     260,776
  Stock issued as compensation          8,000        400         91,600                                                      92,000
  Stock option compensation                                     125,798                                                     125,798
  Tax benefit from non qualified
     employee stock options                                      13,754                                                      13,754
  Purchase of stock                  (320,136)   (16,007)      (940,068)    (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                     (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                                  (205,657)      (205,657)
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT DECEMBER 31, 1999        8,551,272    427,564     25,302,306     40,996,869      (288,225)        (16,722)    66,421,792
  Net income                                                                 3,901,131                                    3,901,131
  Issuance of stock to Employee
    Stock Ownership Plan               23,692      1,185        306,811                                                     307,996
  Issuance of stock under Employee
    Stock Option Plan                 247,058     12,352      3,080,643                                                   3,092,995
  Purchase of stock                   (79,000)    (3,950)      (255,786)      (886,195)                                  (1,145,931)
  Shareholder dividends                                                     (1,755,579)                                  (1,755,579)
  Collection of notes receivable                                                             288,225                        288,225
  Other comprehensive loss                                                                                  (270,733)      (270,733)
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT JUNE 30, 2000            8,743,022   $437,151    $28,433,974    $42,256,226    $        -      $ (287,455)   $70,839,896
                                    =========  =========    ===========    ===========   ===========     ===========    ===========


                                              See    notes    to    consolidated
financial statements.



                                      COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                                                             Six Months Ended June 30
                                                                                        ---------------------------------
                                                                                                2000                1999
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   3,901,131       $   4,220,149
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                      2,643,322           2,448,596
         Changes in assets and liabilities net of effects from
         acquisition of LANart Corporation:
           Increase in accounts receivable                                                 (3,397,437)         (3,864,667)
           Decrease (increase) in inventory                                                (8,519,957)          4,056,044
           Decrease (increase) in other current assets                                        186,926            (358,705)
           Increase in accounts payable                                                     1,239,773             557,046
           Increase (decrease) in accrued expenses                                             15,848            (533,887)
           Decrease in income taxes payable                                                (1,537,079)            (78,664)
                                                                                         ------------        ------------
             Net cash provided by (used in) operating activities                           (5,467,473)          6,445,912

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (1,360,548)           (926,280)
     Maturities of mortgage-backed and other investment securities                            126,880             166,025
     Purchases of mortgaged-backed and other securities                                                        (5,625,000)
     Decrease (increase) in other assets                                                      258,700            (196,766)
     Collection of notes receivable                                                           200,000             200,000
     Payment for purchase of LANart Corporation, net of cash acquired                                          (3,983,703)
                                                                                         ------------        ------------
           Net cash used in investing activities                                             (774,968)        (10,365,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                            (3,921,817)           (266,813)
     Proceeds from issuance of notes payable                                                2,300,000           1,096,921
     Dividends paid                                                                        (1,736,364)         (1,760,245)
     Proceeds from issuance of stock                                                        3,092,995              53,334
     Purchase of stock                                                                     (1,145,931)         (1,966,903)
     Collection of notes receivable                                                           288,225
                                                                                         ------------        ------------
           Net cash used in financing activities                                           (1,122,892)         (2,843,706)
                                                                                         ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                               (24,709)            (42,925)
                                                                                         ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (7,390,042)         (6,806,443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,837,655          20,405,363
                                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   7,447,613       $  13,598,920
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                  $   2,493,807       $   1,303,136
     Interest paid                                                                            296,023             325,983
                                     See   notes   to   consolidated   financial
statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of June 30, 2000, the statements of income and comprehensive income for the three and six month periods ended June 30, 2000 and 1999 and the statements of cash flows for the six-month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and 1999 have been made.

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

In February 2000, the Company issued 23,692 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1999 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $308,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of 2000. Based on an initial review, the Company does not expect it to have a significant effect on the financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

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

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies
(JDL) which provides telecommunications network design, specification and training services to educational institutions. During 1999, JDL became a more significant portion of the Company and is now identified as a separate segment. Segment results as previously reported have been restated to reflect JDL as a separate segment. Information concerning the Company's continuing operations in the various segments for the six-month periods ended June 30, 2000 and 1999 is as follows:


                                                         Austin       Transition            JDL
                                        Suttle           Taylor         Networks     Technologies       Corporate      Consolidated
                                   ------------      -----------     ------------     -----------      -----------     ------------
Six Months Ended June 30, 2000:
Revenues                           $ 30,519,056      $ 5,361,329     $ 18,506,929     $ 8,550,722                      $ 62,938,036
Cost of sales                        20,636,608        4,427,226       11,318,249       6,630,301                        43,012,384
                                   ------------      -----------     ------------     -----------                      ------------
Gross profit                          9,882,448          934,103        7,188,680       1,920,421                        19,925,652
Selling, general and
  administrative expenses             3,794,296          826,327        7,658,302       2,134,280      $   898,644       15,311,849
                                   ------------      -----------     ------------     -----------      -----------     ------------
Operating income (loss)            $  6,088,152      $   107,776     $   (469,622)    $  (213,859)     $  (898,644)    $  4,613,803
                                   ============      ===========     ============     ===========      ===========     ============

Depreciation and amortization      $  1,115,666      $   376,694     $    808,686     $   252,276      $    90,000     $  2,643,322
                                   ============      ===========     ============     ===========      ===========     ============

Capital expenditures               $    873,970      $   103,263     $    187,371     $   165,311      $    30,633     $  1,360,548
                                   ============      ===========     ============     ===========      ===========     ============

Assets                             $ 48,823,622      $ 6,620,358     $ 23,325,663     $ 6,479,343      $ 8,332,587     $ 93,581,573
                                   ============      ===========     ============     ===========      ===========     ============

Six Months Ended June 30, 1999:

Revenues                           $ 29,977,460      $ 5,708,793     $ 16,729,834     $ 3,988,149                      $ 56,404,236
Cost of sales                        19,369,544        4,615,993       10,683,321       2,798,537                        37,467,395
                                   ------------      -----------     ------------     -----------                      ------------
Gross profit                         10,607,916        1,092,800        6,046,513       1,189,612                        18,936,841
Selling, general and
  administrative expenses             4,085,366          680,594        6,653,141       1,340,345      $   837,828       13,597,274
                                   ------------      -----------     ------------     -----------      -----------     ------------
Operating income (loss)            $  6,522,550      $   412,206     $   (606,628)    $  (150,733)     $  (837,828)    $  5,339,567
                                   ============      ===========     ============     ===========      ===========     ============

Depreciation and amortization      $  1,059,262      $   319,923     $    751,134     $   237,277      $    81,000     $  2,448,596
                                   ============      ===========     ============     ===========      ===========     ============

Capital expenditures               $    516,764      $   258,750     $     96,638     $    25,240      $    28,888     $    926,280
                                   ============      ===========     ============     ===========      ===========     ============

Assets                             $ 49,090,211      $ 6,849,903     $ 19,610,095     $ 4,725,645      $ 7,407,937     $ 87,683,791
                                   ============      ===========     ============     ===========      ===========     ============

Information concerning the Company's continuing operations in the various segments for the three-month periods ended June 30, 2000 and 1999 is as follows:


                                                         Austin       Transition            JDL
                                        Suttle           Taylor         Networks     Technologies       Corporate      Consolidated
                                   ------------      -----------     ------------     -----------      -----------     ------------
Three Months Ended June 30, 2000:
Revenues                           $ 15,415,390      $ 2,621,494     $  9,420,473     $ 4,616,487                      $ 32,073,844
Cost of sales                        11,014,221        2,107,659        5,743,211       3,756,404                        22,621,495
                                   ------------      -----------     ------------     -----------                      ------------
Gross profit                          4,401,169          513,835        3,677,262         860,083                         9,452,349
Selling, general and
  administrative expenses             1,604,334          463,624        4,008,670       1,148,109      $   496,021        7,720,758
                                   ------------      -----------     ------------     -----------      -----------     ------------
Operating income (loss)            $  2,796,835      $    50,211     $   (331,408)    $  (288,026)     $  (496,021)    $  1,731,591
                                   ============      ===========     ============     ===========      ===========     ============

Depreciation and amortization      $    557,833      $   190,355     $    404,343     $   126,138      $    45,000     $  1,278,669
                                   ============      ===========     ============     ===========      ===========     ============

Capital expenditures               $    532,912      $     3,712     $     76,995     $    58,436      $    28,801     $    672,055
                                   ============      ===========     ============     ===========      ===========     ============


Three Months Ended June 30, 1999:

Revenues                           $ 14,007,252      $ 2,901,298     $  9,964,452     $ 2,934,342                      $ 29,807,344
Cost of sales                         9,123,663        2,364,131        6,340,492     $ 2,077,995                        19,906,281
                                   ------------      -----------     ------------     -----------                      ------------
Gross profit                          4,883,589          537,167        3,623,960         856,347                         9,901,063
Selling, general and
  administrative expenses             2,137,522          340,786        4,138,177         764,676      $   441,502        7,822,663
                                   ------------      -----------     ------------     -----------      -----------     ------------
Operating income (loss)            $  2,746,067      $   196,381     $   (514,217)    $    91,671      $  (441,502)    $  2,078,400
                                   ============      ===========     ============     ===========      ===========     ============

Depreciation and amortization      $    529,629      $   158,649     $    488,891     $   118,639      $    40,500     $  1,336,308
                                   ============      ===========     ============     ===========      ===========     ============

Capital expenditures               $    236,671      $   141,045     $     36,493     $     4,961      $    28,888     $    448,058
                                   ============      ===========     ============     ===========      ===========     ============

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                              June 30           December 31
                                                2000                  1999
                                   -------------------  --------------------
     Finished Goods                $         9,532,665  $          7,418,810
     Raw Materials                          20,033,280            13,750,132
                                   -------------------  --------------------
       Total                       $        29,565,945  $         21,168,942
                                   ===================  ====================

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 2000 and 1999 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 2000 Compared to
                         Six Months Ended June 30, 1999
                         ------------------------------

Consolidated sales increased 12% to $62,938,000. Consolidated operating income decreased 14% to $4,614,000.

Suttle sales increased 2% to $30,519,000. Sales to the major telephone companies (Bell South, SBC, Verizon and Qwest) decreased $921,000 or 5%. Sales to these customers accounted for 59% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $2,235,000, or 30%. Sales to retail customers decreased $481,000 or 30% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada, decreased 20% to $986,000.

Suttle's sales gains were mainly from sales of data products, which increased 64% from the 1999 period. New data product offerings, especially products suitable for high-speed data transmission, are getting exceptional acceptance from customers. However, Suttle is experiencing supply problems with certain raw materials for these products, resulting in delays in shipments to customers of some products.

Data product sales gains were offset by lower sales of Suttle's voice products. Revenues from CorroShield products, which are sold mainly to the major telephone companies, decreased 8%. Sales of conventional voice products declined 3%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 17%.

Suttle's gross margins decreased 7% to $9,882,000. Gross margin percentage declined to 32.4% in 2000 from 35.4% in 1999. The decline in gross margin was due primarily to price cutting to meet competition. Suttle's operating income decreased $434,000 or 7%.

Austin Taylor's sales decreased 6% to $5,361,000. The decrease was due to reduced sales of CATV products, below plan sales to Pacific Rim telephone companies and the effects of changes in foreign exchange rates. Austin Taylor's gross margin declined 15% to $934,000. Gross margin as a percentage of sales was 17% compared to 19% in 1998. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses increased $146,000 due to increased sales efforts in the Pacific Rim. Operating income decreased $304,000 or 74%.

Sales by Transition Networks, Inc. increased $1,777,000 or 11%. The sales gain was due to increased demand for media conversion products and the full year effect of the acquisition of LANart Corporation in April, 1999. Gross margin on Transition Networks' sales increased 19% to $7,189,000. Gross margin as a percentage of sales increased to 39% from 36% in 1999, principally due to higher volume. Selling, general and administrative expenses increased $1,005,000 or 15%. Transition Networks had an operating loss of $470,000 in the 2000 period compared to an operating loss of $607,000 in 1999. The 1999 period included some costs associated with merging LANart Corporation into Transition Networks.

Sales by JDL Technologies, Inc. increased $4,563,000 or 114%. However, most of the sales increase was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin increased 61% to $1,920,000. Gross margin as a percentage of sales decreased to 22% from 30% in the 1999 period. Selling, general and administrative expenses increased $794,000, or 59%, due to expanded sales efforts. JDL's operating loss was $214,000 compared to $151,000 in the 1999 period.

Consolidated investment income, net of interest expense, increased $137,000 due to higher returns on invested funds and reduced borrowing from banks. Income before income taxes decreased $589,000 or 11%. The Company's effective income tax rate was 19.6% compared to 22.4% in 1998. The decrease in the tax rate was because a higher than normal percentage of the Company's earnings was sheltered from U.S. tax in the 2000 period. Net income decreased $319,000 or 8%.


                  Three Months Ended June 30, 2000 Compared to
                        Three Months Ended June 30, 1999
                        --------------------------------

Consolidated sales increased 8% to $32,074,000. Consolidated operating income decreased 17% to $1,732,000.

Suttle sales increased 10% to $15,415,000. Sales to the major telephone companies increased $43,000 to $8,819,000. Sales to these customers accounted for 57% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $1,765,000, or 48%. Sales to retail customers decreased $167,000 or 21% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased 43% to $368,000.

Suttle's sales gains were mainly from sales of data products, which increased 87% from the 1999 period. New data product offerings, especially products suitable for high-speed data transmission, are getting exceptional acceptance from customers. However, Suttle is experiencing supply problems with certain raw materials for these products, resulting in delays in shipments to customers of some products.

Sales of Suttle's voice products (CorroShield and conventional products) declined $52,000 or 1%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 12%.

Suttle's gross margins decreased 10% to $4,401,000. Gross margin percentage declined to 28.6% in 2000 from 34.9% in 1999. The decline in gross margin was due primarily to price cutting to meet competition. Suttle's operating income increased $51,000 due to lower selling and administrative expenses.

Austin Taylor's sales decreased 10% to $2,621,000. The decrease was due to reduced sales of CATV products and below plan sales to international customers. Austin Taylor's gross margin declined 4% to $514,000. Gross margin as a percentage of sales was 19.6% compared to 18.5% in 1999. Selling, general and administrative expenses increased $123,000 due to increased sales efforts in the Pacific Rim. Operating income decreased $146,000 or 74%.

Sales by Transition Networks, Inc. decreased $544,000 or 5%. The sales decline was due to slower than expected demand for media conversion products in the period and the pairing back of certain unprofitable products acquired with LANart Corporation in April, 1999. Gross margin on Transition Networks' sales increased 1% to $3,677,000. Gross margin as a percentage of sales increased to 39% from 36% in 1999. Selling, general and administrative expenses decreased $130,000 or 3%. Transition Networks had an operating loss of $331,000 in the 2000 period compared to an operating loss of $514,000 in 1999. The 1999 period included some costs associated with merging LANart Corporation into Transition Networks.

Sales by JDL Technologies, Inc. increased $1,682,000 or 57%. However, most of the sales increase was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin increased $4,000 to $860,000. Gross margin as a percentage of sales decreased to 19% from 29% in the 1999 period. Selling, general and administrative expenses increased $383,000, or 50%, due to JDL's expanded sales efforts. JDL's operating loss was $288,000 compared to operating income of $92,000 in the 1999 period.

Consolidated investment income, net of interest expense, increased $72,000 due to increased returns on invested cash and payments made on notes payable associated with acquisitions. Income before income taxes decreased $274,000 or 13%. The Company's effective income tax rate was 14.3% compared to 17.9% in 1999. Net income decreased $159,000 or 9%.

                         Liquidity and Capital Resources

At June 30, 2000, the Company had approximately $7,448,000 of cash and cash equivalents compared to $14,838,000 of cash and cash equivalents at December 31, 1999. The Company had working capital of approximately $40,799,000 and a current ratio of 2.8 to 1 compared to working capital of $34,387,000 and a current ratio of 2.4 to 1 at the end of 1999.

The Company had an operating cash flow deficit of $5,467,000 in the first six months of 2000 compared to positive cash flow of $6,446,000 in the same period in 1999. The Company used substantial amounts of cash to support higher accounts receivable and inventory balances at JDL Technologies and Transition Networks in the April to June, 2000 period. Some of these expenditures were made in anticipation of higher business volumes that have failed to materialize. The Company is adjusting the business plans of these operations in order to conserve cash and reduce excess inventory and accounts receivable levels.

Investing activities utilized $775,000 of cash in the 2000 period. Cash investments in new plant and equipment totaled $1,361,000, which was financed by internal cash flows. The Company expects to spend $3,000,000 on capital additions in 2000.

Net cash used in financing activities was $1,123,000 for the first six months of 2000. The Company retired $3,922,000 of notes payable in the first half of 2000. However, cash requirements at JDL Technologies and Transition Networks necessitated $2,300,000 of new borrowing in June 2000. Notes payable were $7,421,000 at June 30, 2000 compared to $9,043,000 at December 31, 1999. The
Company purchased and retired 79,000 shares of its stock in open market transactions during the 2000 period. At June 30, 2000 Board authorizations are outstanding to purchase an additional 60,500 shares. Dividends paid on common stock were $1,736,000. The Company received $3,093,000 of cash in the 2000 period from exercises of employee stock options.

The Company has been and continues to be engaged in discussions with a substantially larger public corporation regarding the merger of the Company into the other firm. The Company has retained US Bankcorp Piper Jaffray as its investment banker to assist in these discussions. No assurance can be given that these discussions will result in a definitive merger agreement.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

----------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 18, 2000 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 8,793,297 of which 8,235,862 were present either in person or by proxy. Shareholders re-elected board members Paul J. Anderson, Wayne E. Sampson and Frederick M. Green to three-year terms expiring at the 2003 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                        In Favor            Abstaining
         Paul J. Anderson              8,179,195                56,667
         Wayne E. Sampson              8,174,895                60,967
         Frederick M. Green            8,189,601                46,261

Board members continuing in office are Curtis A. Sampson, Joseph W. Parris and Gerald D. Pint (whose terms expire at the 2001 Annual Meeting of Shareholders), and Edwin C. Freeman, Luella Gross Goldberg and Edward E. Strickland (whose terms expire at the 2002 Annual Meeting of Shareholders).


Items 5 - 6.  Not Applicable

----------------------------

Signatures

----------

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

Date:  August 14, 2000