Form 10-Q
period 2000-09-30
COMMUNICATIONS SYSTEMS INC
filed 2000-11-14
CIK 22701

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

For the quarterly period ended              SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:   0-10355
                          -------

                          COMMUNICATIONS SYSTEMS, INC.
 ................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                           41-0957999
 ................................................................................
(State or other jurisdiction of                            (Federal Employer
incorporation  or organization)                            Identification No.)

    213 South Main Street, Hector, MN                             55342
 ................................................................................
(Address of principal executive offices)                        (Zip Code)
                                 (320) 848-6231
 ................................................................................
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           Outstanding at October 31, 2000
--------------------------------------          -------------------------------
Common Stock, par value $.05 per share                     8,804,110

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

                                   PART I. FINANCIAL INFORMATION

                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                    CONSOLIDATED BALANCE SHEETS
                                            (unaudited)

                                                                      September 30       December 31
                                                                           2000              1999
                                                                      ------------      ------------
Assets:
Current assets:
   Cash                                                               $  6,683,156      $ 14,837,655
   Receivables, net                                                     27,175,763        21,125,610
   Inventories (Note 4)                                                 29,636,714        21,168,942
   Deferred income taxes                                                 1,735,000         1,735,000
   Other current assets                                                    614,752           574,530
                                                                      ------------      ------------
      Total current assets                                              65,845,385        59,441,737

Property, plant and equipment                                           33,138,263        32,147,128
   less accumulated depreciation                                       (22,818,736)      (21,187,460)
                                                                      ------------      ------------
   Net property, plant and equipment                                    10,319,527        10,959,668

Other assets:
  Excess of cost over net assets acquired                                7,251,727         8,819,923
  Investments in mortgage backed and other securities                    5,942,937         6,078,365
  Deferred income taxes                                                  2,164,116         2,168,571
  Note receivable                                                        3,165,390         3,365,390
  Other assets                                                             255,572           642,399
                                                                      ------------      ------------
      Total other assets                                                18,779,742        21,074,648
                                                                      ------------      ------------

Total Assets                                                          $ 94,944,654      $ 91,476,053
                                                                      ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                      $ 10,111,462      $  9,043,035
   Accounts payable                                                      6,212,434         8,075,596
   Accrued expenses                                                      4,510,683         4,291,797
   Dividends payable                                                       879,895           855,087
   Income taxes payable                                                  1,229,970         2,788,746
                                                                      ------------      ------------
      Total current liabilities                                         22,944,444        25,054,261

Stockholders' Equity                                                    72,000,210        66,421,792
                                                                      ------------      ------------

Total Liabilities and Stockholders' Equity                            $ 94,944,654      $ 91,476,053
                                                                      ============      ============

                          See notes to consolidated financial statements.


                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                 (unaudited)

                                                 Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                                ----------------------------     -----------------------------
                                                        2000            1999             2000             1999
                                                ------------    ------------     ------------     ------------
Sales                                           $ 29,654,108    $ 29,278,686     $ 92,592,144     $ 85,682,922

Costs and expenses:
  Cost of sales                                   20,615,336      19,143,527       63,627,720       56,610,922
  Selling, general and
    administrative expenses                        7,187,898       7,543,603       22,499,747       21,140,877
                                                ------------    ------------     ------------     ------------
      Total costs and expenses                    27,803,234      26,687,130       86,127,467       77,751,799
                                                ------------    ------------     ------------     ------------

Operating income                                   1,850,874       2,591,556        6,464,677        7,931,123

Other income and (expenses):
  Investment income                                  217,689         299,309          731,388          721,069
  Interest expense                                  (211,089)       (189,368)        (487,460)        (510,546)
                                                ------------    ------------     ------------     ------------
    Other income, net                                  6,600         109,941          243,928          210,523

Income before income taxes                         1,857,474       2,701,497        6,708,605        8,141,646

Income taxes (Note 5)                                350,000         600,000        1,300,000        1,820,000
                                                ------------    ------------     ------------     ------------

Net income                                         1,507,474       2,101,497        5,408,605        6,321,646
                                                ------------    ------------     ------------     ------------

Other comprehensive income (loss):
  Unrealized holding gain
    on debt securities                                38,644                           31,613
  Foreign currency
    translation adjustment                          (130,092)        194,768         (396,231)        (130,889)
                                                ------------    ------------     ------------     ------------
Other comprehensive loss before
  income taxes                                       (91,448)        194,768         (364,618)        (130,889)
  Income tax expense (benefit) related
    to unrealized loss on debt securities             13,394                           10,957
                                                ------------    ------------     ------------     ------------
                                                    (104,842)        194,768         (375,575)        (130,889)
                                                ------------    ------------     ------------     ------------
Comprehensive income                            $  1,402,632    $  2,296,265     $  5,033,030     $  6,190,757
                                                ============    ============     ============     ============

Basic net income per share                      $        .17    $        .24     $        .62     $        .73
Diluted net income per share                    $        .17    $        .24     $        .61     $        .72


Average Basic Shares Outstanding                   8,771,679       8,603,260        8,738,155        8,675,949
Average Dilutive Shares Outstanding                8,910,290       8,723,100        8,901,609        8,760,734

                               See notes to consolidated financial statements.


                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (unaudited)

                                                                                                          Cumulative

                                        Common Stock         Additional                  Stock Option        Other
                                    --------------------       Paid-in       Retained        Notes       Comprehensive
                                      Shares     Amount        Capital       Earnings     Receivable     Income (Loss)     Total
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT DECEMBER 31, 1998        8,791,301   $439,565    $25,250,914    $37,862,463    $ (288,225)     $  188,935    $63,453,652
  Net income                                                                 9,013,722                                    9,013,722
  Issuance of stock under Employee
    Stock Purchase Plan                27,431      1,372        266,766                                                     268,138
  Issuance of stock to Employee
    Stock Ownership Plan               19,893        995        234,005                                                     235,000
  Issuance of stock under Employee
    Stock Option Plan                  24,783      1,239        259,537                                                     260,776
  Stock issued as compensation          8,000        400         91,600                                                      92,000
  Stock option compensation                                     125,798                                                     125,798
  Tax benefit from non qualified
     employee stock options                                      13,754                                                      13,754
  Purchase of stock                  (320,136)   (16,007)      (940,068)    (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                     (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                                  (205,657)      (205,657)
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT DECEMBER 31, 1999        8,551,272    427,564     25,302,306     40,996,869      (288,225)        (16,722)    66,421,792
  Net income                                                                 5,408,605                                    5,408,605
  Issuance of stock under Employee
    Stock Purchase Plan                30,593      1,530        317,020                                                     318,550
  Issuance of stock to Employee
    Stock Ownership Plan               23,692      1,185        306,811                                                     307,996
  Issuance of stock under Employee
    Stock Option Plan                 269,225     13,461      3,307,763                                                   3,321,224
  Stock issued as compensation          8,000        400        119,600                                                     120,000
  Purchase of stock                   (80,505)    (4,025)      (271,382)      (899,725)                                  (1,175,132)
  Shareholder dividends                                                     (2,635,475)                                  (2,635,475)
  Collection of notes receivable                                                             288,225                        288,225
  Other comprehensive loss                                                                                  (375,575)      (375,575)
                                    ---------  ---------    -----------    -----------   -----------     -----------    -----------
BALANCE AT SEPTEMBER 30, 2000       8,802,277   $440,114    $29,082,119    $42,870,274    $        -      $ (392,297)   $72,000,210
                                    =========  =========    ===========    ===========   ===========     ===========    ===========


                                            See notes to consolidated  financial
statements.


                                      COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                                                          Nine Months Ended September 30
                                                                                         --------------------------------
                                                                                               2000                1999
                                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $  5,408,605        $  6,321,646
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                      3,972,128           3,918,252
         Changes in assets and liabilities net of effects from
         acquisition of LANart Corporation in 1999:
           Iincrease in accounts receivable                                                (6,220,735)         (3,562,131)
           Decrease (increase) in inventory                                                (8,662,925)          2,641,030
           Increase in other current assets                                                   (46,285)           (263,933)
           Increase (decrease) in accounts payable                                         (1,707,642)            938,680
           Increase (decrease) in accrued expenses                                            676,494            (172,477)
           Increase (decrease) in income taxes payable                                     (1,548,697)              2,311
                                                                                         ------------        ------------
             Net cash provided by (used in) operating activities                           (8,129,057)          9,823,378

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (1,922,215)         (1,616,608)
     Maturities of mortgage-backed and other investment securities                            167,041             744,429
     Purchases of mortgaged-backed and other securities                                                        (5,625,000)
     Decrease in other assets                                                                 365,116              72,652
     Collection of notes receivable                                                           200,000             200,000
     Payment for purchase of LANart Corporation, net of cash acquired                                          (3,955,898)
                                                                                         ------------        ------------
           Net cash used in investing activities                                           (1,190,058)        (10,180,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                            (3,931,573)           (275,568)
     Proceeds from issuance of notes payable                                                5,000,000           1,096,921
     Dividends paid                                                                        (2,610,667)         (2,621,189)
     Proceeds from issuance of stock                                                        3,639,774             504,571
     Purchase of stock                                                                     (1,175,132)         (3,253,137)
     Collection of notes receivable                                                           288,225
                                                                                         ------------        ------------
           Net cash provided by (used in) financing activities                              1,210,627          (4,548,402)
                                                                                         ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                               (46,011)            (20,122)
                                                                                         ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (8,154,499)         (4,925,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,837,655          20,405,363
                                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  6,683,156        $ 15,479,792
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                   $  2,858,776        $  1,814,143
     Interest paid                                                                            474,954             515,351
                                         See  notes  to  consolidated  financial
statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of September 30, 2000, the statements of income and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 and the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and 1999 have been made.

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

In February 2000, the Company issued 23,692 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 1999 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $308,000 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount. In August 2000, the Company issued 8,000 shares of common stock to employees of a subsidiary in exchange for services. In a noncash transaction, the Company recorded additional stockholders' equity and compensation expense of $120,000.

Effective April 7, 1999 the Company acquired LANart Corporation; a manufacturer of applications specific integrated circuits (ASIC Chips) located in Needham, Massachusetts, for approximately $3,956,000, net of cash acquired. The operations were subsequently merged with Transition Networks, Inc. The excess of cost over net assets acquired in the transaction was $2,361,000, which is being amortized on a straight-line basis over 5 years.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of 2000. Based on an initial review, the Company does not expect it to have a significant effect on financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. The Company does not expect that this standard will materially affect its financial position or results of operations.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies
(JDL) which provides telecommunications network design, specification and training services to educational institutions. During 1999, JDL became a more significant portion of the Company and is now identified as a separate segment. Segment results as previously reported have been restated to reflect JDL as a separate segment. Information concerning the Company's operations in the various segments for the nine-month periods ended September 30, 2000 and 1999 is as follows:

                                                           Austin       Transition        JDL
                                           Suttle          Taylor         Networks    Technologies      Corporate       Consolidated
                                      ------------      -----------   ------------    ------------     ------------     ------------
Nine Months Ended September 30, 2000:
Revenues                              $ 44,090,192     $ 7,488,679    $ 29,484,368    $ 11,528,905                      $ 92,592,144
Cost of sales                           30,326,723       6,301,091      18,240,652       8,759,254                        63,627,720
                                      ------------     -----------    ------------    ------------                      ------------
Gross profit                            13,763,469       1,187,588      11,243,716       2,769,651                        28,964,424
Selling, general and
  administrative expenses                5,643,320       1,201,099      11,235,527       3,175,510     $  1,244,291       22,499,747
                                      ------------     -----------    ------------    ------------     ------------     ------------
Operating income (loss)               $  8,120,149     $   (13,511)   $      8,189    $   (405,859)    $ (1,244,291)    $  6,464,677
                                      ============     ===========    ============    ============     ============     ============
Depreciation and amortization         $  1,673,499     $   572,186    $  1,213,029    $    378,414     $    135,000     $  3,972,128
                                      ============     ===========    ============    ============     ============     ============
Capital expenditures                  $  1,215,500     $   196,111    $    209,458    $    266,808     $     34,338     $  1,922,215
                                      ============     ===========    ============    ============     ============     ============
Assets                                $ 48,155,680     $ 6,692,516    $ 22,445,091    $  8,696,278     $  8,955,089     $ 94,944,654
                                      ============     ===========    ============    ============     ============     ============


Nine Months Ended September 30, 1999:
Revenues                              $ 44,422,016     $ 8,716,082    $ 26,134,463    $  6,410,361                      $ 85,682,922
Cost of sales                           28,846,450       7,071,579      16,418,102       4,274,791                        56,610,922
                                      ------------     -----------    ------------    ------------                      ------------
Gross profit                            15,575,566       1,644,503       9,716,361       2,135,570                        29,072,000
Selling, general and
  administrative expenses                6,146,014       1,012,953      10,401,783       2,286,980     $  1,293,147       21,140,877
                                      ------------     -----------    ------------    ------------     ------------     ------------
Operating income (loss)               $  9,429,552     $   631,550    $   (685,422)   $   (151,410)    $ (1,293,147)    $  7,931,123
                                      ============     ===========    ============    ============     ============     ============

Depreciation and amortization         $  1,748,636     $   480,667    $  1,211,534    $    355,915     $    121,500     $  3,918,252
                                      ============     ===========    ============    ============     ============     ============
Capital expenditures                  $  1,041,379     $   360,839    $     73,424    $     85,331     $     55,635     $  1,616,608
                                      ============     ===========    ============    ============     ============     ============
Assets                                $ 49,087,016     $ 7,346,459    $ 20,203,702    $  4,547,311     $  8,008,231     $ 89,192,719
                                      ============     ===========    ============    ============     ============     ============


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Information concerning the Company's continuing operations in the various segments for the three-month periods ended September 30, 2000 and 1999 is as follows:

                                                           Austin       Transition        JDL
                                           Suttle          Taylor         Networks    Technologies      Corporate       Consolidated
                                      ------------      -----------   ------------    ------------     ------------     ------------
Three Months Ended September 30, 2000:
Revenues                              $ 13,571,136     $ 2,127,350    $ 10,977,439     $ 2,978,183                      $ 29,654,108
Cost of sales                            9,690,115       1,873,865       6,922,403       2,128,953                        20,615,336
                                      ------------     -----------    ------------    ------------                      ------------
Gross profit                             3,881,021         253,485       4,055,036         849,230                         9,038,772
Selling, general and
  administrative expenses                1,849,024         374,772       3,577,225       1,041,230     $    345,647        7,187,898
                                      ------------     -----------    ------------    ------------     ------------     ------------
Operating income (loss)               $  2,031,997     $  (121,287)   $    477,811    $   (192,000)    $   (345,647)    $  1,850,874
                                      ============     ===========    ============    ============     ============     ============

Depreciation and amortization         $    557,833     $   195,492    $    404,343    $    126,138     $     45,000     $  1,328,806
                                      ============     ===========    ============    ============     ============     ============
Capital expenditures                  $    341,530     $    92,848    $     22,087    $    101,497     $      3,705     $    561,667
                                      ============     ===========    ============    ============     ============     ============

Three Months Ended September 30, 1999:
Revenues                              $ 14,444,556     $ 3,007,289    $  9,404,629    $  2,422,212                      $ 29,278,686
Cost of sales                            9,476,906       2,455,586       5,734,781       1,476,254                        19,143,527
                                      ------------     -----------    ------------    ------------                      ------------
Gross profit                             4,967,650         551,703       3,669,848         945,958                        10,135,159
Selling, general and
  administrative expenses                2,060,648         332,359       3,748,642         946,635     $    455,319        7,543,603
                                      ------------     -----------    ------------    ------------     ------------     ------------
Operating income (loss)               $  2,907,002     $   219,344    $    (78,794)   $       (677)    $   (455,319)    $  2,591,556
                                      ============     ===========    ============    ============     ============     ============

Depreciation and amortization         $    689,374     $   160,744    $    460,400    $    118,638     $     40,500     $  1,469,656
                                      ============     ===========    ============    ============     ============     ============
Capital expenditures                  $    524,615     $   102,089    $    (23,214)   $     60,091     $     26,747     $    690,328
                                      ============     ===========    ============    ============     ============     ============


NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                          September 30       December 31
                                               2000               1999
                                       ---------------  ----------------
     Finished Goods                    $    10,131,621  $      7,418,810
     Raw Materials                          19,505,093        13,750,132
                                       ---------------  ----------------
       Total                           $    29,636,714  $     21,168,942
                                       ===============  ================

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 2000 and 1999 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 2000 Compared to
                      Nine Months Ended September 30, 1999

Consolidated sales increased 8% to $92,592,000. Consolidated operating income decreased 18% to $6,465,000.

Suttle sales decreased 1% to $44,090,000. Sales to the major telephone companies (Bell South, SBC, Verizon and Qwest) decreased $3,114,000 or 11%. Sales to these customers accounted for 56% of Suttle's sales. The sales decrease to these customers was principally due to the merger between GTE and Bell Atlantic (now Verizon) which disrupted normal procurement activities at both companies. Additionally, a labor strike against Bell Atlantic reduced its telephone installation and maintenance activities and adversely affected Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $3,410,000, or 29%. Sales to retail customers decreased $570,000 or 25% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada, increased $4,000 to $1,709,000.

Suttle's sales results by product line were mixed in the 2000 period. Gains were mainly from sales of data products, which increased 58% from the 1999 period. New data product offerings, especially products suitable for high-speed data transmission, are getting exceptional acceptance from customers. However, Suttle is experiencing supply problems with certain raw materials for these products, resulting in delays in shipments to customers of some products. Data product sales gains were offset by lower sales of Suttle's voice products. Revenues from CorroShield products, which are sold mainly to the major telephone companies, decreased 8%. Sales of conventional voice products declined 10%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 13%.

Suttle's gross margins decreased 12% to $13,763,000. Gross margin percentage declined to 31.2% in 2000 from 35.0% in 1999. The decline in gross margin was due to price-cutting to meet competition as well as unfavorable overhead comparisons caused by lower than anticipated production volume. Suttle's operating income decreased $1,309,000 or 14%.

Austin Taylor's sales decreased 14% to $7,489,000. The decrease was due to reduced sales of CATV products, below plan sales to Pacific Rim telephone companies and the effects of changes in foreign exchange rates. Austin Taylor's gross margin declined 28% to $1,188,000. Gross margin as a percentage of sales was 16% compared to 19% in 1999. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses increased $188,000 due to increased sales efforts in the Pacific Rim. Austin Taylor had an operating loss of $14,000 in the 2000 nine months compared to operating income of $632,000 in the 1999 period.

Sales by Transition Networks, Inc. increased $3,350,000 or 13%. The sales gain was due to increased demand for media conversion products and the full year effect of the acquisition of LANart Corporation in April 1999. Gross margin on Transition Networks' sales increased 16% to $11,244,000. Gross margin as a percentage of sales increased to 38% from 37% in 1999, principally due to higher volume. Selling, general and administrative expenses increased $834,000 or 8%. Transition Networks had operating income of $8,000 in the 2000 period compared to an operating loss of $685,000 in 1999. The 1999 period included costs associated with merging LANart Corporation into Transition Networks.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by JDL Technologies, Inc. increased $5,119,000 or 80%. However, most of the sales increase was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin increased 30% to $2,770,000. Gross margin as a percentage of sales decreased to 24% from 33% in the 1999 period. Selling, general and administrative expenses increased $889,000, or 39%, due to expanded sales efforts. JDL's operating loss was $406,000 compared to $151,000 in the 1999 period.

Consolidated investment income, net of interest expense, increased $33,000 due to higher returns on invested funds and lower average borrowing from banks. Income before income taxes decreased $1,433,000 or 18%. The Company's effective income tax rate was 19.4% compared to 22.4% in 1999. The decrease in the tax rate was because a higher percentage of the Company's earnings was sheltered from U.S. tax in the 2000 period. Net income decreased $913,000 or 14%.

                Three Months Ended September 30, 2000 Compared to
                      Three Months Ended September 30, 1999

Consolidated sales increased 1% to $29,654,000. Consolidated operating income decreased 29% to $1,851,000.

Suttle sales decreased 6% to $13,571,000. Sales to the major telephone companies decreased $2,193,000 to $6,710,000. Sales to these customers accounted for 49% of Suttle's sales. The sales decrease to these customers was principally due to the merger between GTE and Bell Atlantic (now Verizon) which disrupted normal procurement activities at both companies. Additionally, a labor strike against Bell Atlantic reduced its telephone installation and maintenance activities and adversely affected Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $1,175,000, or 27%. Sales to retail customers decreased $89,000 or 13% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales increased $250,000 to $723,000.

Sales of Suttle's voice products (CorroShield and conventional products) declined $1,881,000 or 16%. Sales of voice products were down due to business disruptions at major telephone customers. Sales of conventional voice products are also being harmed by price competition from foreign manufacturers. Sales of data products increased 48% from the 1999 period. New data product offerings, especially products suitable for high-speed data transmission, are getting exceptional acceptance from customers. However, Suttle is experiencing supply problems with certain raw materials for these products, resulting in delays in shipments to customers of some products. Sales of fiber-optic connector products decreased 7%.

Suttle's gross margins decreased 22% to $3,881,000. Gross margin percentage declined to 28.6% in 2000 from 34.4% in 1999. The decline in gross margin was due to price-cutting to meet competition as well as unfavorable overhead comparisons caused by lower than anticipated production volume. Suttle's operating income decreased $875,000 or 30%.

Austin Taylor's sales decreased 29% to $2,127,000. The decrease was due to reduced sales of CATV products and below plan sales to international customers. Austin Taylor's gross margin declined 54% to $253,000. Gross margin as a percentage of sales was 12.0% compared to 18.3% in 1999. The decline in gross margin was principally due to lower business volume. Selling, general and administrative expenses increased $42,000 due to increased sales efforts in the Pacific Rim. Austin Taylor had an operating loss of $121,000 in the 2000 period compared to operating income of $219,000 in 1999.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by Transition Networks, Inc. increased $1,573,000 or 17%. Gross margin on Transition Networks' sales increased 10% to $4,055,000. Gross margin as a percentage of sales decreased to 37% from 39% in 1999. Selling, general and administrative expenses decreased $171,000 or 5%. During the third quarter of 2000, the Company implemented a cost reduction program aimed at lowering this unit's overhead structure by 20%. The program will be continued into the fourth quarter. Transition Networks had operating income of $478,000 in the 2000 period compared to an operating loss of $78,000 in 1999.

Sales by JDL Technologies, Inc. increased 23% to $2,978,000. However, most of the sales increase was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin decreased $97,000 to $849,000. Gross margin as a percentage of sales decreased to 29% from 39% in the 1999 period. Selling, general and administrative expenses increased $95,000, or 10%, due to JDL's expanded sales efforts. JDL's operating loss was $192,000 compared to a loss of $1,000 in the 1999 period.

Consolidated investment income, net of interest expense, decreased $103,000 due to increased interest on bank borrowings and smaller cash balances available for investment. Income before income taxes decreased $844,000 or 31%. The Company's effective income tax rate was 18.8% compared to 22.2% in 1999. Net income decreased $594,000 or 28%.

                         Liquidity and Capital Resources

At September 30, 2000, the Company had approximately $6,683,000 of cash and cash equivalents compared to $14,838,000 of cash and cash equivalents at December 31, 1999. The Company had working capital of approximately $42,901,000 and a current ratio of 2.9 to 1 compared to working capital of $34,387,000 and a current ratio of 2.4 to 1 at the end of 1999.

The Company had an operating cash flow deficit of $8,129,000 in the first nine months of 2000 compared to positive operating cash flow of $9,823,000 in the same period in 1999. The Company used substantial amounts of cash to support higher accounts receivable and inventory balances at JDL Technologies and Transition Networks in the 2000 period. Some of these expenditures were made in anticipation of higher business volumes that have failed to materialize. The Company is adjusting the business plans of these operations in order to conserve cash and reduce inventory and accounts receivable levels.

Investing activities utilized $1,190,000 of cash in the 2000 period. Cash investments in new plant and equipment totaled $1,922,000, which was financed by internal cash flows. The Company expects to spend a total of $3,000,000 on capital additions in 2000.

Net cash flows from financing activities were $1,211,000 for the first nine months of 2000. The Company retired $3,932,000 of notes payable in the first nine months of 2000. However, cash requirements at JDL Technologies and Transition Networks necessitated $5,000,000 of new borrowing from June through September 2000. Notes payable were $10,111,000 at September 30, 2000 compared to $9,043,000 at December 31, 1999. The Company purchased and retired 80,505 shares of its stock in open market transactions during the 2000 period. At September 30, 2000 Board authorizations are outstanding to purchase an additional 59,000 shares. Dividends paid on common stock were $2,611,000. The Company received $3,640,000 of cash in the 2000 period from exercises of employee stock options and employee stock purchases.

                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

The Company has been and continues to be engaged in discussions and analysis concerning its future. Among the alternatives being considered is the merger of the Company with another firm. The Company has retained US Bankcorp Piper Jaffray as its investment banker to assist in these discussions. The Company has not received any formal merger offer. No assurance can be given that these discussions will result in a definitive merger agreement.

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

                                                 Communications Systems, Inc.

                                                  By  /s/ Paul N. Hanson
                                                 ----------------------------
                                                 Paul N. Hanson
                                                 Vice President and
                                                 Chief Financial Officer
Date:  November 14, 2000