Form 10-K
period 2000-12-31
COMMUNICATIONS SYSTEMS INC
filed 2001-04-02
CIK 22701

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

                   For the fiscal year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                             41-0957999
---------------------------------                          --------------------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $54,101,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 22, 2001.

As of March 22, 2001 there were outstanding 8,307,209 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2001 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

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

Effective April 7, 1999, the Company acquired LANart Corporation, a designer and manufacturer of application specific integrated circuits located in Needham, Massachusetts, for approximately $4,800,000. The operations and reporting activities have been merged into the Company's Transition Networks, Inc. subsidiary. The acquisition was accounted for as a purchase and operations of LANart Corporation have been included in consolidated results from April 7, 1999.

Additional  information  on these  acquisitions  can be  found in  subparagraphs
(c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 8 of Notes to Consolidated Financial Statements under Item 8, herein.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products and other operations; JDL Technologies, Inc. provides telecommunications network design, specification and training services to educational institutions. The Company conducts manufacturing in the United States (including Puerto Rico), the United Kingdom and Costa Rica. Information regarding operations in the various segments is set forth in Note 9 of the Notes to Consolidated Financial Statements under
Item 8, herein.


(c) NARRATIVE DESCRIPTION OF BUSINESS

(i)  Suttle
     ------

The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Products are manufactured at the Company's plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Segment sales were $55,111,000 in 2000, or 46% of consolidated revenues and $58,670,000 or 50% in 1999.

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

The Company also produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high-speed fiber-optic networks and local area network connections. The Company's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes. The Company's fiber-optic connector products range in price from $2.50 to $1,500.00.

The Company also manufactures DSL (Digital Subscriber Lines) filters for home and business applications. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

       (B)  Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market characterized by modular four, six and eight conductor jacks. Customers include the major telephone companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These customers are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications.

As a group, sales to the major telephone companies, both directly and through distribution, were approximately $29,713,000 in 2000 and $35,526,000 in 1999, which represented 54% of Suttle's sales in 2000 and 60% in 1999. Sales to Verizon Logistics, Alltel Supply and KGP, the principal distributors serving this market, amounted to 20%, 17% and 14%, respectively, of Suttle's sales in 2000. Sales to Verizon Logistics, Alltell Supply and KGP were 18%, 12% and 16%, respectively, of Suttle's sales in 1999.

The Company believes business and network systems products will become an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturer's representatives, through distribution, and through the Company's sales staff. Sales of products for business and network systems accounted for 16% and 10% of Suttle's revenues in 2000 and 1999, respectively.

Approximately 4% of Suttle's 2000 revenues and 5% of 1999 revenues were derived from sales in the retail market. The Company is a supplier of station apparatus to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff, manufacturers' representatives and a network of distributors, including Graybar Electric Company, Arcade Electronics and Branch Datacom. Sales of fiber-optic products accounted for 4% of Suttle's revenues in 2000 and 1999. Sales of DSL products introduced in 2000 represented an additional 4% of sales.

The balance of Suttle's sales in 2000 and 1999 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

       (C)  Competition

Suttle encounters strong competition in all its product lines. The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

Suttle's principal competitors for sales to telephone companies and independent contractors include Lucent Technologies, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc. Most of these companies have greater financial resources than the Company. In addition, distributors of the Company's apparatus products also market products for one or more of these competitors. Lucent Technologies markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company's products.

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

       (D)  Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2001, were approximately $1,839,000 compared to approximately $3,992,000 at March 1, 2000. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

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

       (F) Research and Development; Patents

The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was the Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's SpeedStar line of high-speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard. In 2000, DSL (Digital Subscriber Lines) filters for home and business applications were introduced.

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

(ii)  Austin Taylor
      -------------

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. Sales by Austin Taylor were $10,148,000, or 8% of consolidated revenues, in 2000 and $12,031,000 or 10% in 1999.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Cable and Wireless Communications, Northern Telecom Europe, Lucent Technologies and British Telecom. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 32% and 52% of Austin Taylor sales were to United Kingdom customers in 2000 and 1999, respectively.

The Company believes the European telecommunications market will offer increasing opportunities as the European Economic Community eliminates trade barriers and standardizes use of modular connector products. Austin Taylor also serves as a base to manufacture and/or distribute Suttle products and jointly developed products in the United Kingdom, Europe and internationally. The Company markets Austin Taylor products in the U.S., Canada, and other markets.

Outstanding customer orders for Austin Taylor products were approximately $595,000 at March 1, 2001 compared to $1,587,000 at March 1, 2000. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(iii)  Transition Networks
       -------------------

Effective December 1, 1998, by its acquisition of Transition Networks, Inc., the Company entered the rapidly growing market for media conversion products. Located in Eden Prairie, Minnesota, TNI manufactures a line of media and rate conversion products that permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The products make it possible for customers to take advantage of the newer technologies and higher data transmission speeds supported by fiber without sacrificing their investments in older, copper based equipment. In April 1999, the company acquired LANart Corporation which has been merged into the operations of Transition Networks. LANart designs and produces the application-specific integrated circuits (ASIC chips) for its conversion products. This acquisition makes TNI the industry's largest supplier of conversion devices.

TNI markets its products in the U.S. and internationally through its sales staff and a limited number of distributors. Sales to two major distributors represented 56% of total TNI sales in 2000. TNI has international sales offices in London and Prague and distribution partners in South America and the Pacific Rim. TNI is generally regarded as the market leader in conversion technology. Its principal competitors include Allied Telsyn International and Digi International. Sales by TNI for 2000 were $39,574,000 and represented 33% of consolidated revenues compared to 1999 sales of $35,682,000 or 30% of consolidated CSI revenues.

Outstanding customer orders for TNI products were approximately $1,225,000 at March 1, 2001 and $644,000 at March 1, 2000. TNI also fills new orders on a relatively short-term basis and therefore does not believe its order book is a significant indicator of future results.

(iv)  JDL Technologies, Inc.
      ----------------------

JDL Technologies, Inc. provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. JDL was acquired effective August 7, 1998. Sales by JDL for 2000 totaled $14,887,000 and represented 12% of consolidated revenues. Total sales for 1999 totaled $11,141,000 or 10% of consolidated revenues. Sales of hardware, software and related equipment totaled $12,285,000 in 2000 or 83% of total sales compared to 1999 hardware, software and related equipment of $8,613,000 or 77% of total sales. Training, support and consulting sales totaled $2,595,000 and $2,501,000 in 2000 and 1999, respectively. Sales of hardware products, consulting and training services to two large school districts totaled $11,725,000 in 2000.

Outstanding customer orders for JDL products and services were approximately $2,350,000 as of March 1, 2001 and $4,100,000 at March 1, 2000. JDL does not believe its order book is a significant indicator of future results.


(2)  Employment Levels
     -----------------

As of March 1, 2001 the Company employed 924 people. Of this number, 637 were employed by Suttle (including 186 in Puerto Rico, 171 in Hector, Minnesota and 280 in Costa Rica), 160 by Austin Taylor Communications, Ltd., 79 by Transition Networks, Inc., 33 by JDL Technologies, Inc. and 15 general and administrative positions. The Company considers its employee relations to be good.

(3)  Factors Affecting Future Performance
     ------------------------------------

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to RBOCs and other major customers; competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, profitability of recent acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

(4)  Executive Officers of Registrant
     --------------------------------

The executive officers of the Company and their ages at March 1, 2001 were as follows:

     Name                    Age   Position 1
     ----                    ---   ----------

     Curtis A. Sampson       67    Chairman of the Board and
                                   Chief Executive Officer [1970]

     Jeffrey K. Berg         58    Executive Vice President
                                   and Chief Operating Officer [2000]2

     Paul N. Hanson          54    Vice President - Finance, Treasurer
                                   and Chief Financial Officer [1982]

     Daniel G. Easter        44    President, Transition Networks, Inc. [2000] 3

     Lee Ludlam              40    Managing Director
                                   Austin Taylor Communications, Ltd. [1998]4

     Thomas J. Lapping       42    President, JDL Technologies, Inc. [1998]5

-----------------------------------

1 Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2 Mr. Berg was appointed Chief Operating Officer of Communications Systems, Inc. in November 2000. Prior to November 2000, Mr. Berg served as President and General Manager of the Company's Suttle Apparatus Corporation.

3 Mr. Easter was appointed President of Transition Networks, Inc. in September 2000. From July 1997 to September 2000 he served as Transition Networks' Vice President of Sales and Marketing. Prior to July 1997, he was an executive of Allied Telesyn International Corporation in Seattle, WA.

4 Mr. Ludlam was appointed Managing Director of Austin Taylor in November 1998. From December 1995 to November 1998, he served as Austin Taylor's Director of Manufacturing. Prior to December 1995 he served as Austin Taylor's plant manager.

5 JDL Technologies, Inc. was acquired by the Company in 1998. Mr. Lapping founded JDL Technologies, Inc. in 1989. Prior to 1989 Mr. Lapping served as National Education Sales Manager for Control Data Corporation.

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

     - Suttle's manufacturing is conducted at three locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company has a long-term lease from the Puerto Rico Industrial Development Company on three facilities in Humacao, Puerto Rico aggregating 65,000 square feet. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

     - Austin Taylor Communications, Ltd. owns a 40,000 square foot facility and leases a 6,000 square foot facility in Bethesda, Wales. Austin Taylor also leases a distribution center in Hong Kong.

     - Transition Networks, Inc. leases a 27,000 square foot facility in Eden Prairie, Minnesota where its manufacturing and administrative facilities are located.

     - JDL Technologies, Inc. leases an 11,000 square foot facility in Edina, Minnesota, which houses its business operations.

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

The table below presents the price range of high and low trades of the Company's common stock for each quarterly period indicated as reported by NASDAQ:

                         2000                                      1999
               -------------------------                ------------------------
                 High              Low                    High               Low

First          $24.00           $12.56                  $12.88             $9.50
Second          18.63            13.13                   13.75              8.50
Third           17.88            12.00                   14.75             10.50
Fourth          14.13             7.25                   14.75             10.25

 (b)     HOLDERS

At  March  1,  2001  there  were   approximately   860   holders  of  record  of
Communications Systems, Inc. common stock.

(c)      DIVIDENDS

The Company has paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends payable were $.10 in 1999 and 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                                      COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             SELECTED FINANCIAL INFORMATION
                                         (in thousands except per share amounts)

                                                                              Year Ended December 31
                                                           -------------------------------------------------------------
                                                              2000          1999         1998         1997         1996
                                                           --------      --------     --------     --------     --------
Selected Income Statement Data
Revenues From Continuing Operations                        $119,720      $117,525     $ 71,570     $ 76,114     $ 69,042

Costs and Expenses:
  Cost of Sales                                              82,355        77,280       50,599       52,684       48,056
  Selling, General and Administrative Expenses               29,432        28,907       12,413       10,947       10,581
                                                           --------      --------     --------     --------     --------
    Total Costs and Expenses                                111,787       106,187       63,012       63,631       58,637

Operating Income From Continuing Operations                   7,933        11,338        8,558       12,483       10,405

Other Income, Net                                               339           296        1,259        1,654          799

Income From Continuing Operations Before Income Taxes         8,272        11,634        9,817       14,137       11,204
Income Tax Expense                                            1,600         2,620        1,950        3,200        2,250
                                                           --------      --------     --------     --------     --------
Income From Continuing Operations                             6,672         9,014        7,867       10,937        8,954
Income (Loss) From Discontinued Operations, Net of Taxes                                                            (721)
                                                           --------      --------     --------     --------     --------
Net Income                                                 $  6,672      $  9,014     $  7,867     $ 10,937     $  8,233
                                                           ========      ========     ========     ========     ========

Basic Net Income (Loss) Per Common Share:
  Continuing Operations                                    $    .76      $   1.04     $    .87     $   1.18     $    .97
  Discontinued Operations                                                                                           (.08)
                                                           --------      --------     --------     --------     --------
      Basic Net Income Per Share                           $    .76      $   1.04     $    .87     $   1.18     $    .89
                                                           ========      ========     ========     ========     ========

Diluted Net Income (Loss) Per Common Share
  Continuing Operations                                    $    .75      $   1.03     $    .87     $   1.17     $    .96
  Discontinued Operations                                                                                           (.08)
                                                           --------      --------     --------     --------     --------
      Diluted Net Income Per Share                         $    .75      $   1.03     $    .87     $   1.17     $    .88
                                                           ========      ========     ========     ========     ========

Cash Dividends Per Share                                   $    .40      $    .40     $    .38     $    .34     $    .30
                                                           ========      ========     ========     ========     ========

Average Common and Potential Common
  Shares Outstanding                                          8,865         8,727        9,084        9,325        9,352
                                                           ========      ========     ========     ========     ========

Selected Balance Sheet Data
Total Assets                                               $ 93,198      $ 91,476     $ 83,900     $ 77,518     $ 67,596
Property, Plant and Equipment, Net                           10,106        10,960       11,379        9,675        8,965
Working Capital                                              45,486        34,787       37,245       48,514       35,906
Net Assets of Discontinued Operations                                                                                537
Stockholders' Equity                                         71,267        66,422       63,454       69,264       59,015


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              2000 Compared to 1999
                              ---------------------

Consolidated sales increased 2% to $119,720,000 in 2000. Consolidated operating income decreased 30% to $7,933,000. Overall, CSI was adversely affected by the slowdown in purchasing by telecommunications service providers due to general weakening economic conditions and continuing consolidation within the telecom industry.

Suttle's sales decreased 6% to $55,111,000 in 2000. Sales to customers in the United States (U.S.) decreased 6% to $53,000,000. Sales to the RBOC's (Regional Bell Operating Companies) decreased 16% to $29,713,000. Sales to these customers represent 56% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $19,626,000 or 20% from prior year. Sales to retail customers decreased 18% to $2,413,000. Suttle's international sales decreased by 9% to $2,121,000 in 2000.

The sales decreases were reflected in most product lines with the exception of data connector products and DSL (Digital Subscriber Lines) filters. CorroShield (standard voice jack for most telephone applications) product sales fell 13% to $23,412,000 in 2000. Sales of fiber-optic connector products decreased 13% to $2,027,000. Sales of data products increased 56% in 2000 to $8,883,000. DSL filters (introduced in 2000) sales were $2,226,000 or 4% of Suttle's sales.

Suttle's gross margins declined 16% to $17,419,000 with the gross margin percentage declining to 31.6% in 2000 from 35.7% in 1999. The gross margin decline is due primarily to lower business volumes and pricing reductions due to competitive pressures. Selling, general and administrative expenses decreased $216,000 or 3%. Operating income declined by $3,224,000 or 25%.

Austin Taylor's sales decreased by 16% to $10,148,000 in 2000. The sales decrease was due to below plan sales to several key United Kingdom (U.K.) accounts. Gross margin decreased by $743,000 or 37% from prior year and as a percentage of sales decreased 4.2% in 2000. The gross margin decline is due to lower business volumes and pricing reductions. Selling, general and administrative expenses increased $205,000. Operating income declined $948,000.

Transition Network's sales increased $4,211,000 or 11% to $39,574,000. The sales increase was due to increased volumes and related market share of the Company's media conversion technology products. Operating income increased by $878,000 to $705,000. Sales to distributors were $21,760,000 or 55% of total sales in 2000. Sales to system integrators and resellers represented 22% and 16% of total Transition sales respectively. The balance of sales by Transition Networks was made to OEMs and through catalog sales and represented 7% of total sales. Sales to international customers were $14,237,000 and were 36% of total sales in 2000 compared to $10,297,000 or 30% in 1999. New product sales accounted for 1% of sales in 2000. Gross margin increased by $894,000 but as a percentage of sales decreased by 2%. Selling, general and administrative expenses decreased by $141,000 and 5% as a percentage of sales.

JDL Technologies sales increased by $3,746,000 or 34% in 2000. The sales increase was due to higher sales of computer and network hardware in 2000 compared to 1999. Operating income decreased by $438,500 compared to 1999. Computer and network hardware represented $12,285,000 or 83% of total JDL revenues in 2000 compared to 77% in 1999. Consulting, training and support was $2,595,000 or 17% of total sales compared to 23% of total sales in 1999. Gross margin in 2000 was $3,556,000 or 24% in 2000 compared to $3,147,000 or 28% in
1999. Selling, general and administrative expenses increased to $3,834,000 in 2000 from $2,986,000 in 1999 but as a percentage of sales decreased 1% to 26%.

Consolidated investment income, net of interest expense, increased by $43,000 due to increased earnings on invested funds. Income from continuing operations before income taxes decreased 30% to $3,404,000. The Company's effective income tax rate was 19.3% in 2000 as compared to 22.5% in 1999. The decrease in the tax rate was attributable to lower U.S. and U.K. earnings, which are subject to higher tax rates than Puerto Rico earnings. Consolidated net income decreased 26% to $6,672,000 or $.75 per diluted share compared to $1.03 in 1999. The consolidated net income decrease was due primarily to a consolidated 3% decline in gross margin. Consolidated selling, general and administrative expenses remained at approximately 25% of gross revenues.

                              1999 Compared to 1998
                              ---------------------

Consolidated sales increased 64% to $117,525,000. Consolidated operating income increased 32% to $11,338,000. The majority of the Company's 1999 sales growth was generated by three strategic acquisitions that positioned the Company in the broadband and high-speed networking markets. The Company acquired JDL Technologies, Inc. in August 1998; Transition Networks, Inc. in December 1998; and LANart Corporation in April 1999. LANart Corporation was subsequently merged into Transition Networks. These acquisitions generated 40% of the Company's consolidated sales in 1999. The balance of the revenue was comprised of sales of the Company's traditional voice communications products through the Suttle operations and Austin Taylor Communications, Ltd.

Suttle sales increased 5% to $58,670,000. Sales to customers in the United States (U.S.) increased 5% to $56,073,000. Sales to the major telephone companies increased 7% to $35,526,000. Sales to these customers account for 63% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs) and electrical contractors increased $2,010,000 or 14%. Sales to retail customers decreased by $1,246,000 or 29%, due primarily by decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada increased by $305,000 or 15%.

The Suttle sales increases were due to a 21% increase in CorroShield product sales to $26,967,000 in 1999. CorroShield products continue to displace conventional voice connecting products, sales of which declined approximately 3% in 1999. Data sales decreased 5% to $5,683,000 and fiber-optic connector products decreased to approximately $2,317,000 in revenue.

Suttle's gross margins increased by 14% to $20,859,000 in 1999. The gross margin percentage increased to 35.7% from 32.7% in 1998. The increase in gross margin was due to lower raw material costs and increased sales of CorroShield products, which carry higher margins than conventional products. Selling, general and administrative expenses increased by $181,000 or 2%. Suttle's operating income increased by $2,502,000 or 24%.

Austin Taylor's sales increased 3% to $12,031,000. The sales increase was due to increased export sales. Austin Taylor began shipping a new family of corrosion-resistant products to customers in the Far East in the third quarter of 1999. Gross margin increased by $186,000, or 10%, to $2,021,000. Gross margin as a percentage of sales increased to 16.8% from 15.7% in 1998. Selling, general and administrative expenses increased $23,000. Operating income increased by $163,000 or 26%.

The Company acquired JDL Technologies, Inc. ("JDL") in August 1998 and Transition Networks, Inc. ("TNI") in December 1998. JDL had sales of $1,681,000 in the last five months of 1998, and an operating loss of $675,000. JDL reported $11,140,000 in 1999 revenue with operating income of $116,000. TNI and LANart had combined revenues of $35,682,000 and an operating loss of $173,000. TNI had 1998 sales of $2,232,000 and an operating loss of $334,000 after its acquisition by the Company.

Consolidated investment income, net of interest expense, decreased by $963,000 due to decreased levels of funds available for investment and also increased interest expense on notes payable relative to recent acquisitions. Income from continuing operations before income taxes increased $1,817,000 or 18.5%. The Company's effective income tax rate was 22.5% in 1999 as compared to 19.9% in 1998. The increase in the tax rate was driven by higher U.S. and U.K. earnings, which are subject to higher tax rates than Puerto Rico earnings. Consolidated net income increased 15% to $9,014,000 or $1.03 per diluted share. Per share earnings in 1999 were favorably affected by a reduction in average shares outstanding in comparison to 1998 due to the repurchase of common shares.


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

Effective April 7, 1999, the Company acquired LANart Corporation, a manufacturer of applications specific integrated circuits (ASIC chips) located in Needham, Massachusetts, for approximately $4,800,000. The operations were subsequently merged with the Company's Transition Networks, Inc. subsidiary.

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

                         Liquidity and Capital Resources
                         -------------------------------

At December 31, 2000, the Company had approximately $11,321,000 of cash and cash equivalents compared to $14,838,000 of cash and cash equivalents at December 31, 1999. The Company had working capital of approximately $45,486,000 and a current ratio of 3.0 to 1 compared to working capital of $34,787,000 and a current ratio of 2.4 to 1 at the end of 1999. The increase in working capital was primarily due to an increase in inventories, receivables and reduction of trade payables.

Cash flow provided by operations was approximately $162,000 in 2000 compared to $11,222,000 provided by operations in 1999. The decrease was due to the Company's increased inventory and accounts receivable levels. The Company does not anticipate this trend to continue in 2001.

Investing activities utilized $1,352,000 of cash in 2000. Cash investments in new plant and equipment totaled $2,277,000 in 2000. The Company expects to invest $2,500,000 on capital additions in 2001. The Company invested approximately $5,825,000 in the purchase of debt securities in 1999. Cash investments in new subsidiaries in 1999 and 1998 were $3,956,000 and $8,398,000 respectively.

Net cash used in financing activities was $2,234,000. Dividends paid on common stock were $3,491,000. Proceeds from common stock issuances, principally exercises of key employee stock options, totaled $3,656,000 in 2000 and $543,000 in 1999. The Company purchased and retired 267,628 and 320,136 shares of its stock in open market transactions during 2000 and 1999 respectively. Board authorizations are outstanding to purchase 123,377 additional shares. The Company may purchase and retire additional shares in 2001 if warranted by market conditions and the Company's financial position.

The bulk of Suttle's operations are located in Puerto Rico. Until 1994, substantially all the earnings of these operations were sheltered from U.S. income tax due to the possessions tax credit (Internal Revenue Code Section
936). Under provisions of the Omnibus Budget Act of 1993, which went into effect beginning in the 1994 tax year, the amount of the possessions credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $82,000, $827,000 and $556,000 in 2000, 1999 and 1998, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit will continue to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $1,908,000, $2,023,000 and $1,947,000 in 2000, 1999 and 1998, respectively.

At December 31, 2000  approximately  $31,284,000,  $6,436,000  and $1,732,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 2000, the Company's outstanding obligations for notes payable totaled $9,101,000. The Company expects to repay or refinance this credit line in 2001. The unused portion of the Company's credit line ($1,000,000 at December 31, 2000) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                            New Accounting Standards
                            ------------------------

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging
Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact to the results of operations for the year ended December 31, 2000.

During the year ended December 31, 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 specifies classification guidelines for shipping and handling fees and costs incurred by sellers. Upon application of EITF 00-10, prior period amounts related to shipping and handling fees and costs were reclassified, which had no effect on previously reported net income.

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

March 29, 2001

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
March 2, 2001
Minneapolis, Minnesota

                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                                                              December 31
                                                                    -------------------------------
                                                                          2000               1999
                                                                    ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 11,321,374       $ 14,837,655
  Trade accounts receivable, less allowance for
    doubtful accounts of  $913,000 and $908,000, respectively         23,189,409         21,125,610
  Inventories (Note 2)                                                27,479,839         21,168,942
  Note receivable (Note 1)                                             2,965,390            400,000
  Other current assets                                                   626,139            574,530
  Deferred income taxes (Note 7)                                       1,834,745          1,735,000
                                                                    ------------       ------------
      TOTAL CURRENT ASSETS                                            67,416,896         59,841,737

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 3)                     10,106,044         10,959,668

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)                     6,728,995          8,819,923
  Investments in debt securities (Note 1)                              5,916,507          6,078,365
  Note receivable (Note 1)                                                                2,965,390
  Deferred income taxes (Note 7)                                       2,735,811          2,168,571
  Other assets                                                           293,801            642,399
                                                                    ------------       ------------
    TOTAL OTHER ASSETS                                                15,675,114         20,674,648
                                                                    ------------       ------------

TOTAL ASSETS                                                        $ 93,198,054       $ 91,476,053
                                                                    ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 1)                                            $  9,101,438       $  9,043,035
  Accounts payable                                                     5,866,627          8,075,596
  Accrued expenses                                                     4,579,202          4,291,797
  Dividends payable                                                      880,391            855,087
  Income taxes payable                                                 1,503,468          2,788,746
                                                                    ------------       ------------
    TOTAL CURRENT LIABILITIES                                         21,931,126         25,054,261

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common  stock,  par  value  $.05  per  share;  30,000,000  shares  authorized;
    8,616,909 and 8,551,272 shares issued and
    outstanding, respectively (Notes 1 and 6)                            430,846            427,564
  Additional paid-in capital                                          28,877,135         25,302,306
  Retained earnings                                                   42,309,918         40,996,869
  Stock option notes receivable (Note 6)                                                   (288,225)
  Cumulative other comprehensive income (loss)                          (350,971)           (16,722)
                                                                    ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                        71,266,928         66,421,792
                                                                    ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 93,198,054       $ 91,476,053
                                                                    ============       ============


See notes to consolidated financial statements.

                                       16

                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   Year Ended December 31
                                                                     ---------------------------------------------------
                                                                           2000               1999               1998
                                                                     -------------      -------------       ------------
REVENUES (Note 9):                                                   $ 119,720,115      $ 117,524,617       $ 71,570,030

COSTS AND EXPENSES:
  Cost of sales                                                         82,354,384         77,279,741         50,599,473
  Selling, general and administrative expenses                          29,432,373         28,907,288         12,412,361
                                                                     -------------      -------------       ------------
    TOTAL COSTS AND EXPENSES                                           111,786,757        106,187,029         63,011,834
                                                                     -------------      -------------       ------------

OPERATING INCOME                                                         7,933,358         11,337,588          8,558,196

OTHER INCOME (EXPENSE):
  Investment income                                                      1,028,681            986,263          1,306,466
  Interest expense                                                        (689,867)          (690,129)           (47,237)
                                                                     -------------      -------------       ------------
    OTHER INCOME, net                                                      338,814            296,134          1,259,229
                                                                     -------------      -------------       ------------

INCOME BEFORE INCOME TAXES                                               8,272,172         11,633,722          9,817,425

INCOME TAX EXPENSE (Note 7)                                              1,600,000          2,620,000          1,950,000
                                                                     -------------      -------------       ------------

NET INCOME                                                               6,672,172          9,013,722          7,867,425
                                                                     -------------      -------------       ------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment                                 (382,435)          (153,981)            77,198
  Unrealized holding gain (loss) on debt securities                         73,800            (79,087)
                                                                     -------------      -------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  BEFORE INCOME TAXES                                                     (308,635)          (233,068)            77,198
Income tax expense (benefit) related to unrealized
  gains and losses on debt securities                                       25,614            (27,411)
                                                                     -------------      -------------       ------------
                                                                          (334,249)          (205,657)            77,198
                                                                     -------------      -------------       ------------
COMPREHENSIVE INCOME                                                 $   6,337,923      $   8,808,065       $  7,944,623
                                                                     =============      =============       ============

BASIC NET INCOME
  PER COMMON SHARE (Note 1)                                          $         .76      $        1.04       $        .87
                                                                     =============      =============       ============

DILUTED NET INCOME
  PER COMMON SHARE (Note 1)                                          $         .75      $        1.03       $        .87
                                                                     =============      =============       ============

AVERAGE BASIC SHARES OUTSTANDING                                         8,750,279          8,644,217          9,040,000
AVERAGE DILUTED SHARES OUTSTANDING                                       8,865,466          8,727,140          9,084,000

See notes to consolidated financial statements.


                                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Cumulative
                                                            Additional                Stock Option       Other
                                        Common Stock         Paid-in      Retained        Notes      Comprehensive
                                     Shares      Amount      Capital      Earnings      Receivable   Income (Loss)        Total
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1997       9,326,652   $ 466,333   $24,132,771   $44,552,855   $       -     $    111,737     $69,263,696
  Net income                                                               7,867,425                                    7,867,425
  Issuance of stock to acquire
    JDL Technologies, Inc.           158,005       7,900     2,204,170                                                  2,212,070
  Issuance of common stock under
    Employee Stock Purchase Plan      12,210         610       112,259                                                    112,869
  Issuance of stock under
    Employee Stock Option Plan        84,834       4,242       938,102                                                    942,344
  Tax benefit from non qualified
    employee stock options                                      37,017                                                     37,017
  Issuance of notes receivable
     for stock options, net                                                               (288,225)                      (288,225)
  Purchase of stock                 (790,400)    (39,520)   (2,173,405)  (11,052,325)                                 (13,265,250)
  Shareholder dividends                                                   (3,505,492)                                  (3,505,492)
  Other comprehensive income                                                                               77,198          77,198
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1998       8,791,301     439,565    25,250,914    37,862,463      (288,225)       188,935      63,453,652
  Net income                                                               9,013,722                                    9,013,722
  Issuance of common stock under
    Employee Stock Purchase Plan      27,431       1,372       266,766                                                    268,138
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995       234,005                                                    235,000
  Issuance of stock under
    Employee Stock Option Plan        24,783       1,239       259,537                                                    260,776
  Stock issued as compensation         8,000         400        91,600                                                     92,000
  Stock option compensation                                    125,798                                                    125,798
  Tax benefit from non qualified
    employee stock options                                      13,754                                                     13,754
  Purchase of stock                 (320,136)    (16,007)     (940,068)   (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                   (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                               (205,657)       (205,657)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1999       8,551,272     427,564    25,302,306    40,996,869      (288,225)       (16,722)     66,421,792
  Net income                                                               6,672,172                                    6,672,172
  Issuance of stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                    317,737
  Issuance of stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                    307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                  3,338,181
  Stock issued as compensation         8,000         400       119,600                                                    120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                    397,420
  Purchase of stock                 (286,729)    (14,336)     (888,887)   (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                   (3,516,065)                                  (3,516,065)
  Collection of stock option
    notes receivable                                                                       288,225                        288,225
  Other comprehensive loss                                                                               (334,249)       (334,248)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2000       8,616,909   $ 430,846   $28,877,135   $42,309,918   $       -     $   (350,971)    $71,266,928
                                   =========   =========   ===========   ===========   ===========   ============     ===========

See notes to consolidated financial statements.



                                              COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                    --------------------------------------------------
                                                                          2000               1999               1998
                                                                    ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  6,672,172       $  9,013,722       $  7,867,425
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                 5,098,123          4,801,290          3,085,533
         Deferred taxes                                                 (666,985)          (816,225)          (702,323)
         Tax benefit from non-qualified stock options                    397,420
         Changes in assets and liabilities net of effects
         from acquisitions:
           Decrease (increase) in accounts receivable                 (2,222,176)        (4,744,476)         2,651,591
           Decrease (increase) in inventory                           (6,455,692)           693,624          1,073,699
           Decrease (increase) in other current assets                   (55,759)           (99,920)         1,045,802
           Increase (decrease)  in accounts payable                   (2,071,389)         2,241,620         (1,114,838)
           Increase (decrease) in accrued expenses                       739,557           (581,638)          (353,930)
           Increase (decrease) in income taxes payable                (1,272,969)           713,595            459,438
                                                                    ------------       ------------       ------------
             Net cash provided by operating activities                   162,302         11,221,592         14,012,397

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                             (2,276,790)        (2,226,103)        (3,351,927)
     Maturities of debt securities                                       214,973          1,008,607          2,039,656
     Purchases of debt securities                                                        (5,825,747)
     Sales of U.S. Treasury bill investments                                                                 5,249,314
     Increase (decrease) in other assets                                 309,833            219,507           (617,433)
     Cash receipts from sale of assets of discontinued operations        400,000            400,000            492,377
     Payment for purchase of subsidiaries, net of cash acquired                          (3,955,898)        (8,397,852)
                                                                    ------------       ------------       ------------
           Net cash used in investing activities                      (1,351,984)       (10,379,634)        (4,585,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and long-term debt                       (38,518)        (1,131,484)
     Proceeds from notes payable                                          96,921          1,096,921          8,900,364
     Collection of stock option note receivable                          288,225
     Dividends paid                                                   (3,490,761)        (3,479,613)        (3,465,761)
     Proceeds from issuance of stock                                   3,655,918            542,668            804,005
     Purchase of stock                                                (2,746,281)        (3,379,821)       (13,265,250)
                                                                    ------------       ------------       ------------
           Net cash used in financing activities                      (2,234,496)        (6,351,329)        (7,026,642)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          (92,103)           (58,337)            63,158
                                                                    ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (3,516,281)        (5,567,708)         2,463,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        14,837,655         20,405,363         17,942,315
                                                                    ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 11,321,374       $ 14,837,655       $ 20,405,363
                                                                    ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                              $  2,885,278       $  1,850,564       $  2,152,133
     Interest paid                                                       682,679            714,871             10,727

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company also owns subsidiaries which manufacture media and rate conversion products (products that permit telecommunications networks to move information between copper wired equipment and fiber-optic cable) and offer internet network design, specification and training services to educational institutions. The Company's operations are located in the United States, United Kingdom, Puerto Rico, and Costa Rica.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts and lower of cost or market inventory adjustments.

Financial instruments: The fair value of the Company's financial instruments, which consist of marketable securities, accounts receivable, notes receivable, mortgage-backed securities, accounts payable and notes payable, approximate their carrying value due to their short-term nature and the variable interest rate on outstanding indebtedness.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $172,000 and $428,000 at December 31, 2000 and 1999, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,969,253, $2,827,709 and $2,444,192 for 2000, 1999 and 1998, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of 5 to 15 years. Amortization included in costs and expenses was $2,128,870, $1,973,581 and $641,341 in 2000, 1999 and
1998, respectively.

Note receivable: The note receivable represents the balance due from the sale of the Company's contract manufacturing operations sold in 1996. The note bears interest at the prime rate and is secured by the assets sold. The original amount was $4,866,000 and the maturity date is November 1, 2001.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. At December 31, 2000 and 1999, no impairment loss provision is required or recorded in the consolidated financial statements.

Investment in debt securities: The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 2000, the amortized cost basis of the securities was $248,000, which approximates market value. The subsidiary also holds an investment in Federal Home Loan Bank bonds, which are available for sale. Market value of the securities was $5,620,000 including a gross unrealized holding loss of $5,200 ($3,400 net of taxes), which is reflected in the consolidated financial statements in other comprehensive income (loss).

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. Outstanding borrowings against the line of credit at December 31, 2000 and 1999 were $9,000,000 and $8,903,000 respectively. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (8.20% at December 31, 2000). The credit line matures June 30, 2001.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. The cumulative foreign currency translation balance is $347,000 and $35,000 at December 31, 2000 and 1999, respectively.

Revenue recognition: The Company recognizes revenue for all domestic and international sales at the shipping point. Shipping terms are FOB shipping point. The Company sells products directly to its customers, as well as through distributors. In all cases, risk of loss transfers at the point of shipment and the Company has no further obligation for performance after such time. Payment terms for distributors are consistent with the terms of the Company's direct customers.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 115,187 shares, 82,923 shares, and 44,261 shares in 2000, 1999 and 1998, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

New accounting principles: On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact to the results of operations for the year ended December 31, 2000.

During the year ended December 31, 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 specifies classification guidelines for shipping and handling fees and costs incurred by sellers. Upon application of EITF 00-10, prior period amounts related to shipping and handling fees and costs were reclassified, which had no effect on previously reported net income.

Basis of presentation: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.


NOTE 2 - INVENTORIES
--------------------
Inventories are carried at the lower of cost (first-in, first out method) or market and consist of:

                                                           December 31
                                                  ----------------------------
                                                       2000            1999
                                                  ------------    ------------
    Finished goods                                $ 10,876,529    $  7,418,810
    Raw and processed materials                     16,603,310      13,750,132
                                                  ------------    ------------
                                                  $ 27,479,839    $ 21,168,942
                                                  ============    ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------
Property, plant and equipment and the estimated useful lives are as follows:

                                                           December 31
                                 Estimated        --------------------------
                               useful life            2000          1999
                                                  ------------  ------------
    Land                                          $    293,299  $    305,519
    Buildings                   7-30 years           3,077,470     3,105,474
    Machinery and equipment     3-15 years          26,746,398    25,690,309
    Furniture and fixtures      5-10 years           3,349,101     3,045,826
                                                  ------------  ------------
                                                    33,466,268    32,147,128
         Less accumulated depreciation              23,360,224    21,187,460
                                                  ------------  ------------
                                                  $ 10,106,044  $ 10,959,668
                                                  ============  ============

NOTE 4 - EMPLOYEE BENEFIT PLANS
--------------------------------
The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2000, 1999 and 1998 were $347,000, $275,000, and $93,000 respectively.

The Company does not provide post retirement benefits to its employees.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $901,000, $885,000 and $590,000 in 2000, 1999 and 1998 respectively. At December 31, 2000, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  2001                            $    589,077
                  2002                                 513,330
                  2003                                 408,136
                  2004                                 236,482
                  2005                                 255,125
                                                  ------------
                                                  $  2,002,150
                                                  ============

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.

NOTE 6 - COMMON STOCK AND STOCK OPTIONS
---------------------------------------
Common shares are reserved in connection with the Company's 1992 stock plan under which 1,900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 2000, 253,983 shares remained available to be issued under the plan. Options expire five years from date of grant with one third of the options vesting after six months, the remaining two thirds vesting equally over the next two years.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire ten years from date of grant. At December 31, 2000, 17,000 shares are available to be issued under the plan.

The Company issued 8,000 common shares of stock to JDL Technologies employees as compensation for services during 2000 and 1999. Compensation expense recorded was $120,000 in 2000 and $92,000 in 1999.

The Company awarded 240,000 incentive stock options to employees of Transition Networks, Inc. in March 1999. For 1999 these options were based on the attainment of TNI's annual revenue and operating income targets. On the measurement date of December 31, 1999, 44,736 incentive stock options were vested in the accounts of eligible employees. The Company recorded compensation expense of $125,798 in 1999 in connection with these options. Compensation expense was based on the difference between the exercise price and the price at the measurement date. During the years 2000 to 2004, the balance of the options vest at the rate of 20% per year.

Changes in outstanding employee and director stock options during the three years ended December 31, 2000 were as follows:
                                                            Weighted
                                                             average
                                             Number of    exercise price
                                               shares        per share
                                             ---------    -------------
Outstanding at December 31, 1997               525,272    $     13.19
       Granted                                 224,550          17.46
       Exercised                               (84,834)         11.11
       Canceled                                 (5,800)         15.07
                                             ---------
Outstanding at December 31, 1998               659,188          14.89
       Granted                                 622,204          10.27
       Exercised                               (24,783)         10.52
       Canceled                                (99,617)         12.98
                                             ---------
Outstanding at December 31, 1999             1,156,992          12.66
       Granted                                 363,100          16.79
       Exercised                              (290,159)         12.98
       Canceled                               (146,537)         11.81
                                             ---------
Outstanding at December 31, 2000             1,083,396          14.17
                                             =========

At December 31, 2000, 957,248 stock options are currently exercisable. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 2000:

                                     Weighted Average          Weighted
                                        Remaining               Average
Range of Exercise Prices    Shares     Option Life          Exercise Price
------------------------   -------   ----------------       --------------
$ 5.31 to $ 9.99            28,167       2.0 years          $     7.86
$10.00 to $12.00           356,379       4.0 years               10.21
$12.01 to $14.99           187,500       3.2 years               13.97
$15.00 to $18.91           511,350       3.7 years               17.08

In 1998, the Company provided financing to employees and directors who exercised stock options during the year. The notes bear interest at 6% and were paid February 28, 2000. The notes were reflected as a reduction of stockholders' equity in the financial statements.

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

                                             Year Ended December 31
                                     -------------------------------------
                                         2000         1999         1998
                                     -----------  -----------  -----------
Net Income                           $ 5,323,456  $ 8,035,603  $ 7,061,627
Basic Net Income Per Share           $       .61  $       .93  $       .78
Diluted Net Income Per Share         $       .60  $       .92  $       .78

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.
                                             Year Ended December 31
                                     -------------------------------------
                                         2000         1999         1998
                                     -----------  -----------  -----------
Expected volatility                        34%          27%          26%
Risk free interest rate                   6.1%         5.2%         5.7%
Expected holding period - employees    4 years      4 years      4 years
Expected holding period - directors    7 years      7 years      7 years
Dividend yield                            2.4%         3.9%         2.4%

Pro forma stock-based compensation cost was $1,349,000, $978,000 and $806,000 in 2000, 1999 and 1998, respectively. The fair value of all options issued in 2000, 1999 and 1998 was $1,860,000, $1,402,000 and $971,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 30,515, 27,431 and 12,210 for the plan years ended August 31, 2000, 1999 and 1998, respectively. At December 31, 2000 employees had subscribed to purchase an additional 25,500 shares in the current plan year ending August 31, 2001.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2000, the ESOP held 332,864 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company's 1998 ESOP contribution was $235,000 for which the Company issued 19,893 shares of common stock to the ESOP in February 1999. The 1999 ESOP contribution was $308,000 for which the Company issued 23,692 shares in February 2000. The 2000 ESOP contribution was $220,325 for which the Company issued 25,000 shares in February 2001.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2000, the Company purchased and retired 286,729 shares at a cost of $2,746,000. In 1999, the Company purchased and retired 320,136 shares at a cost of $3,380,000. At December 31, 2000, 123,377 shares could be repurchased under outstanding Board authorizations.


NOTE 7 - INCOME TAXES
---------------------
Income tax expense from continuing operations consists of the following:

                                             Year Ended December 31
                                     ---------------------------------------
                                         2000          1999          1998
                                     -----------   -----------   -----------
Currently payable income taxes:
  Federal                            $ 1,109,000   $ 2,058,000   $ 1,607,000
  State                                  131,000       217,000       110,000
  Puerto Rico                            573,000       844,000       767,000
  Foreign                                 57,000       305,000       131,000
                                     -----------   -----------   -----------
                                       1,870,000     3,424,000     2,615,000
Tax effect of disqualified employee
  incentive stock options                397,000        14,000        37,000

Deferred income taxes (benefit)         (667,000)     (818,000)     (702,000)
                                     -----------   -----------   -----------
                                     $ 1,600,000   $ 2,620,000   $ 1,950,000
                                     ===========   ===========   ===========

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit that went into effect for the 1994-tax year. As a result of the tax credit limitation, the Company incurred $82,000, $827,000 and $556,000 of U.S. federal income tax expense on earnings in Puerto Rico for 2000, 1999 and 1998, respectively.

Earnings of Suttle Caribe, Inc. are 90% exempt from Puerto Rico income taxes through 2003, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $10,004,000 at December 31, 2000.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income (loss) was ($74,000), $878,000, and $915,000 in 2000, 1999 and 1998, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $2,268,000 at December 31, 2000. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                      Year Ended December 31
                                                   ----------------------------
                                                    2000       1999       1998
                                                   ------     ------     ------
Tax at U.S. statutory rate                          35.0%      35.0%      35.0%
Surtax exemption                                    (1.0)       (.9)      (1.0)
U.S. taxes not provided on Puerto Rico operations  (23.1)     (17.4)     (19.8)
State income taxes, net of federal benefit           1.8        1.8         .7
Other                                                6.6        4.0        5.0
                                                   ------     ------     ------
Effective tax rate                                  19.3%      22.5%      19.9%
                                                   ======     ======     ======

Deferred tax assets and liabilities as of December 31 related to the following:

                                                       2000          1999
                                                   -----------  ------------
Current assets:
     Bad debts                                     $   253,000   $   258,000
     Inventory                                         934,000       938,000
     Accrued expenses                                  647,745       539,000
                                                   -----------   -----------
                                                   $ 1,834,745   $ 1,735,000
                                                   ===========   ===========
Long term assets and (liabilities):
     Depreciation                                  $  (333,189)  $  (393,429)
     Net operating loss carryforward                 1,032,000     1,110,000
     Loss reserves on notes receivable                 148,000       151,000
     Excess of cost over net assets                    382,000       203,000
     Other                                              (3,000)       26,000
     Alternative minimum tax credits                 1,510,000     1,072,000
                                                   -----------   -----------
                                                   $ 2,735,811   $ 2,168,571
                                                   ===========   ===========

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000. At December 31, 2000, the Company has $3,036,000 available net operating loss carryforwards for income tax purposes, which expire 2014. The Company also has alternative minimum tax carryforwards of approximately $1,510,000 at December 31, 2000, which are available to reduce future regular income taxes over an indefinite period.

NOTE 8 - ACQUISITIONS
---------------------
Effective December 1, 1998, the Company acquired all the capital stock of Transition Networks, Inc. for $8,507,000 (cash payments net of cash acquired). The transaction is being accounted for as a purchase, and the operations of Transition Networks, Inc. are included in consolidated operations as of the effective date. Excess of cost over net assets acquired in the transaction was $4,047,000, which is being amortized on a straight-line basis over 5 years. In the acquisition, the following assets were acquired and liabilities assumed:

         Property, plant and equipment                           $   708,804
         Excess of cost over net assets acquired                   4,046,565
         Accounts receivable                                       3,262,689
         Inventory                                                 3,198,942
         Cash                                                        550,049
         Accounts payable                                         (1,973,236)
         Accrued expenses                                           (643,263)
         Other assets and liabilities                                (93,786)
                                                                 -----------
              Total purchase price                                 9,056,764
         Less cash acquired                                         (550,049)
                                                                 -----------
         Payment for purchase of Transition Networks, Inc.,
              net of cash acquired                               $ 8,506,715
                                                                 ===========

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

         Property, plant and equipment                           $    77,799
         Excess of cost over net assets acquired                   2,222,772
         Accounts receivable                                       1,430,953
         Inventory                                                   264,608
         Accounts payable                                           (949,999)
         Accrued expenses                                           (800,803)
         Other assets and liabilities                                 (1,000)
                                                                 -----------
         Payment for purchase of JDL Technologies, Inc.          $    32,260
                                                                 ===========

Unaudited consolidated results of operations on a pro forma basis as though the acquisitions of JDL Technologies and Transition Networks, Inc. were effective January 1, 1998 are as follows:

                                                    Year Ended December 31, 1998
                                                    ----------------------------
         Revenues from continuing operations                     $97,440,835
         Net income                                              $ 6,473,170
         Basic net income per share                              $       .71
         Diluted net income per share                            $       .71


Effective April 7, 1999, the Company purchased all the capital stock of LANart Corporation a designer and manufacturer of application specific integrated circuits (ASIC chips) located in Needham, Massachusetts, for $3,956,000, net of cash acquired. The operations of LANart Corporation, which were not material to the Company's financial statements, have been included in consolidated operations as of the purchase date. The fair value of assets acquired in the transaction was $4,764,000 (including excess of cost over net assets acquired of $2,361,000) and liabilities of $2,805,000 were assumed as follows:

         Property, plant and equipment                           $   242,192
         Excess of cost over net assets acquired                   2,361,179
         Accounts receivable                                       1,801,359
         Inventory                                                 1,075,871
         Deferred tax benefits                                     1,161,408
         Cash                                                        808,265
         Accounts payable                                         (1,285,761)
         Accrued expenses                                         (1,519,296)
         Other assets and liabilities                                118,946
                                                                 -----------
                  Total purchase price                             4,764,163
         Less cash acquired                                         (808,265)
                                                                 -----------
         Payment for purchase of LANart, Inc.,
                  net of cash acquired                           $ 3,955,898
                                                                 ===========


NOTE 9 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS
---------------------------------------------------------------------
The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products and other operations; JDL Technologies, Inc. (JDL) that provides telecommunications network design, specification and training services to educational institutions.

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. (including Puerto Rico) and Costa Rica. Austin Taylor operates in the United Kingdom (U.K.). Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America. Export sales were less than 10% of consolidated revenues in each of the last three years. At December 31, 2000, foreign earnings in excess of amounts received in the United States were approximately $6,106,000.

In 2000 and 1999, no customer accounted for more than 10% of consolidated sales. In 1998, sales to three U.S. customers amounted to 13.6%, 10.4% and 10.3% of consolidated revenues, respectively.

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

                                                   Austin      Transition          JDL
                                     Suttle        Taylor        Networks     Technologies    Corporate    Consolidated
                                ---------------------------------------------------------------------------------------

Year Ended December 31, 2000:
Revenues                        $ 55,111,481   $ 10,148,260   $ 39,573,541   $ 14,886,833   $       -      $119,720,115
Cost of sales                     37,692,631      8,870,492     24,460,842     11,330,419                    82,354,384
                                ---------------------------------------------------------------------------------------
Gross profit                      17,418,850      1,277,768     15,112,699      3,556,414                    37,365,731
Selling, general and
  administrative expenses          7,539,489      1,383,796     13,126,188      3,833,823      3,549,077     29,432,373
Goodwill amortization                287,047         58,338      1,281,549        444,554     (2,071,488)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $  9,592,314   $   (164,366)  $    704,962   $   (721,963)  $ (1,477,589   $  7,933,358
                                =======================================================================================

Depreciation and amortization   $  2,085,318   $    676,609   $ 1,631,879    $    558,607   $    145,710   $  5,098,123
                                =======================================================================================

Assets                          $ 47,739,407   $  6,503,926   $ 20,925,554   $  9,691,659   $  8,337,508   $ 93,198,054
                                =======================================================================================

Capital expenditures            $  1,478,871   $    233,405   $    223,434   $    306,107   $     34,973   $  2,276,790
                                =======================================================================================

Year Ended December 31, 1999:
Revenues                        $ 58,670,315   $ 12,031,318   $ 35,682,403   $ 11,140,581   $       -      $117,524,617
Cost of sales                     37,811,488     10,010,373     21,464,186      7,993,694                    77,279,741
                                ---------------------------------------------------------------------------------------
Gross profit                      20,858,827      2,020,945     14,218,217      3,146,887                    40,244,876
Selling, general and
  administrative expenses          7,755,117      1,178,784     13,267,495      2,985,772      3,720,120     28,907,288
Goodwill amortization                287,047         58,338      1,124,137        444,555     (1,914,077)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $ 12,816,663   $    783,823   $   (173,415)  $   (283,440)  $ (1,806,043)  $ 11,337,588
                                =======================================================================================

Depreciation and amortization   $ i2,068,839   $    709,992   $  1,367,536   $    494,023   $    160,900   $  4,801,290
                                =======================================================================================

Assets                          $ 51,004,622   $  7,751,465   $ 17,511,819   $  6,639,227   $  8,568,920   $ 91,476,053
                                =======================================================================================

Capital expenditures            $  1,345,535   $    675,074   $     48,293   $     95,890   $     61,311   $  2,226,103
                                =======================================================================================

Year Ended December 31, 1998:
Revenues                        $ 55,927,503   $ 11,729,725   $  2,232,058   $  1,680,744   $       -      $ 71,570,030
Cost of sales                     37,751,518      9,894,546      1,724,985      1,228,424                    50,599,473
                                ---------------------------------------------------------------------------------------
Gross profit                      18,175,985      1,835,179        507,073        452,320                    20,970,557
Selling, general and
  administrative expenses          7,574,373      1,155,649        773,917        942,438      1,965,984     12,412,361
Goodwill amortization                287,047         58,338         67,443        185,231       (598,059)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $ 10,314,565   $    621,192   $   (334,287)  $   (675,349)  $ (1,367,925)  $  8,558,196
                                =======================================================================================

Depreciation and amortization   $  1,957,261   $    692,453   $     96,756   $     12,134   $    326,929   $  3,085,533
                                =======================================================================================

Assets                          $ 53,130,454   $  7,091,218   $ 11,731,323   $  3,634,012   $  8,312,705   $ 83,899,712
                                =======================================================================================

Capital expenditures            $  2,269,177   $    935,603   $     15,294   $     22,427   $    109,426   $  3,351,927
                                =======================================================================================

(b)      SUPPLEMENTAL FINANCIAL INFORMATION


                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                                  Quarter Ended
                                 -----------------------------------------------
                                   March 31     June 30     Sept 30      Dec 31
--------------------------------------------------------------------------------
                         2000
Revenues                           $ 30,864    $ 32,074    $ 29,654     $ 27,128
Gross Margins                        10,473       9,452       9,039        8,401
Operating income                      2,883       1,730       1,852        1,468
Net Income                            2,314       1,587       1,508        1,264

Basic Net Income per Share         $    .27    $    .18    $    .17     $    .14
Diluted Net Income per Share       $    .26    $    .18    $    .17     $    .14


                           1999
Revenues                           $ 26,733    $ 29,957    $ 29,426     $ 31,409
Gross Margins                         9,036       9,901      10,135       11,173
Operating income                      3,262       2,078       2,592        3,406
Net Income                            2,473       1,748       2,101        2,692

Basic Net Income per Share         $    .29    $    .20    $    .24     $    .31
Diluted Net Income per Share       $    .28    $    .20    $    .24     $    .31






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 17, 2001 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 17, 2001 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 16 to 30 herein:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

(b)  REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2000

Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 2001                    /s/ Curtis A.Sampson
                                         ---------------------------------------
                                         Curtis A. Sampson, Chairman of the
                                         Board of Directors, President and Chief
                                         Executive Officer

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

    Signature                            Title                         Date
    ---------                            -----                         ----
/s/Curtis A.Sampson         Chairman of the Board of Directors,   March 29, 2001
-----------------------     President, and Director (Principal
Curtis A. Sampson           Executive Officer)


/s/Paul N. Hanson           Vice President, Treasurer and         March 29, 2001
-----------------------     Chief Financial Officer (Principal
Paul N. Hanson              Financial Officer and Principal
                            Accounting Officer)

/s/Randall D. Sampson       Director                              March 29, 2001
-----------------------
Randall D. Sampson

/s/Edwin C. Freeman         Director                              March 29, 2001
-----------------------
Edwin C. Freeman

/s/Luella G. Goldberg       Director                              March 29, 2001
-----------------------
Luella Gross Goldberg

/s/Frederick M. Green       Director                              March 29, 2001
-----------------------
Frederick M. Green

/s/Joseph W. Parris         Director                              March 29, 2001
-----------------------
Joseph W. Parris

/s/Gerald D. Pint           Director                              March 29, 2001
-----------------------
Gerald D. Pint

/s/Wayne E. Sampson         Director                              March 29, 2001
-----------------------
Wayne E. Sampson

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 2000





                            ------------------------
                          FINANCIAL STATEMENT SCHEDULE





--------------------------------------------------------------------------------


                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                    Schedule II - Valuation and Qualifying Accounts and Reserves

                                   Balance at        Additions        Deductions           Balance
                                  Beginning of     Charged t            from                at End
Description                          Period         and Expenses      Reserves           of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 2000                 $ 908,000        $  36,000        $  31,000 (A)       $ 913,000

  December 31, 1999                 $ 884,000        $ 126,000        $ 102,000 (A)       $ 908,000

  December 31, 1998                 $ 796,000        $  94,000        $   6,000 (A)       $ 884,000

Reserve  for  assets  transferred  under  contractual   arrangements  and  notes
receivable:

Year Ended:

  December 31, 2000                 $ 434,000        $    -           $    -              $ 434,000

  December 31, 1999                 $ 371,000        $  63,000        $    -              $ 434,000

  December 31, 1998                 $ 371,000        $    -           $    -              $ 371,000

-----------------------------------------
(A) Accounts determined to be uncollectible and charged off against reserve.

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 2000

                           --------------------------

                                    EXHIBITS



--------------------------------------------------------------------------------

                COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2000

Regulation S-K                                Location in Consecutive Numbering
Exhibit Table                                 System as Filed With the
 Reference         Title of Document          Securities and Exchange Commission
-------------      -----------------          ----------------------------------

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

                  SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                                   EXHIBIT 21

       Subsidiaries                             Jurisdiction of Incorporation
       ------------                             -----------------------------
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

                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, 33-99566 and
333-92063 of Communications Systems, Inc. of our report dated March 2, 2001 on the consolidated financial statements and schedule of Communications Systems, Inc. and subsidiaries appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 2000.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
March 29, 2001
Minneapolis, Minnesota