Form 10-Q
period 2001-03-31
COMMUNICATIONS SYSTEMS INC
filed 2001-05-14
CIK 22701

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

For the quarterly period ended            MARCH 31, 2001
                               -------------------------------------------------

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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   Outstanding at April 30, 2001
-----------------------                          -----------------------------
Common Stock, par value                                    8,391,343
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

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                   March 31         December 31
Assets:                                               2001               2000
                                                ------------       ------------
Current assets:
   Cash                                         $ 15,222,061       $ 11,321,374
   Trade receivables, net                         17,375,607         23,189,409
   Inventories (Note 2)                           27,618,278         27,479,839
   Note receivable                                 2,965,390          2,965,390
   Deferred income taxes                           1,834,745          1,834,745
   Other current assets                              587,106            626,139
                                                ------------       ------------
      Total current assets                        65,603,187         67,416,896

Property, plant and equipment                     33,671,583         33,466,268
   less accumulated depreciation                 (24,175,070)       (23,360,224)
                                                ------------        ------------
   Net property, plant and equipment               9,496,513         10,106,044

Other assets:
  Excess of cost over net assets acquired          6,206,264          6,728,995
  Investments in debt securities                   5,837,904          5,916,507
  Deferred income taxes                            2,726,097          2,735,811
  Other assets                                       457,190            293,801
                                                ------------       ------------
      Total other assets                          15,227,455         15,675,114
                                                ------------       ------------

Total Assets                                    $ 90,327,155       $ 93,198,054
                                                ============       ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                $ 10,091,138       $  9,101,438
   Accounts payable                                5,650,934          5,866,627
   Accrued expenses                                3,992,998          4,579,202
   Dividends payable                                 839,753            880,391
   Income taxes payable                            1,345,066          1,503,468
                                                ------------       ------------
      Total current liabilities                   21,919,889         21,931,126

Stockholders' Equity                              68,407,266         71,266,928
                                                ------------       ------------

Total Liabilities and Stockholders' Equity      $ 90,327,155       $ 93,198,054
                                                ============       ============

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                  Three Months Ended March 31
                                                -------------------------------
                                                      2001               2000
                                                ------------       ------------
Sales                                           $ 23,094,277       $ 30,864,192

Costs and expenses:
  Cost of sales                                   16,452,246         20,390,889
  Selling, general and
    administrative expenses                        5,917,094          7,068,362
  Goodwill amortization                              522,729            522,729
                                                ------------       ------------
      Total costs and expenses                    22,892,069         27,981,980
                                                ------------       ------------

Operating income                                     202,208          2,882,212

Other income and (expenses):
  Investment income                                  243,138            258,146
  Interest expense                                  (180,618)          (142,546)
                                                ------------       ------------
    Other income, net                                 62,520            115,600

Income before income taxes                           264,728          2,997,812

Income taxes (Note 3)                                 80,000            685,000
                                                ------------       ------------

Net income                                           184,728          2,312,812
                                                ------------       ------------
Other comprehensive income (loss):
  Unrealized holding gain (loss) on
    debt securities                                   28,126            (24,638)
  Foreign currency translation adjustment           (180,051)           (31,218)
                                                ------------       ------------
Other comprehensive income (loss)
  before income taxes                               (151,925)           (55,856)

Income tax expense (benefit) related to
  unrealized loss on debt securities                   9,714             (8,540)
                                                ------------       ------------
Other comprehensive loss                            (161,639)           (47,316)
                                                ------------       ------------
Comprehensive income                            $     23,089       $  2,265,496
                                                ============       ============

Basic net income per share                      $        .02       $        .27
Diluted net income per share                    $        .02       $        .26

Average Basic Shares Outstanding                   8,459,321          8,646,469
Average Dilutive Shares Outstanding                8,492,066          8,897,392

                            See notes to consolidated financial statements.


                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (unaudited)

                                                                                                          Cumulative
                                         Common Stock       Additional                  Stock Option         Other
                                   ---------------------      Paid-in       Retained        Notes        Comprehensive
                                     Shares      Amount       Capital       Earnings      Receivable     Income (Loss)       Total
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 1999       8,551,272   $ 427,564  $ 25,302,306    $ 40,996,869    $ (288,225)       $ (16,722) $ 66,421,792
  Net income                                                                 6,672,172                                    6,672,172
  Issuance of common stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                      317,737
  Issuance of common stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                      307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                    3,338,181
  Stock issued as compensation         8,000         400       119,600                                                      120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                      397,420
  Purchase of stock                 (286,729)    (14,336)     (888,887)     (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                     (3,516,065)                                  (3,516,065)
  Collection of Stock Option
    Note Receivable                                                                          288,225                        288,225
  Other comprehensive loss                                                                                   (334,249)     (334,249)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 2000       8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $     -          $ (350,971) $ 71,266,928
  Net income                                                                   184,728                                      184,728
  Issuance of common stock to
    Employee Stock Ownership Plan     25,000       1,250       219,075                                                      220,325
  Purchase of stock                 (244,765)    (12,238)     (812,837)     (1,438,248)                                  (2,263,323)
  Shareholder dividends                                                       (839,753)                                    (839,753)
  Other comprehensive loss                                                                                   (161,639)     (161,639)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT MARCH 31, 2001          8,397,144   $ 419,858  $ 28,283,373    $ 40,216,645    $     -          $ (512,610) $ 68,407,266
                                   =========   =========  ============    ============   ===========      ===========  ============

                                               See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                       Three Months Ended March 31
                                                                   --------------------------------
                                                                         2001                2000
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $    184,728        $  2,312,812
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                1,306,962           1,319,653
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                 5,704,801            (620,229)
           Increase in inventory                                       (230,373)         (2,732,810)
           Decrease (increase) in other current assets                   (6,330)             98,960
           Decrease in accounts payable                                (136,810)           (222,575)
           (Decrease) increase in accrued expenses                     (324,940)            430,464
           Decrease in income taxes payable                            (157,602)            (69,957)
                                                                   ------------        ------------
             Net cash provided by operating activities                6,340,436             516,318

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (250,359)           (659,692)
     Change in mortgage-backed and other investment securities           74,287              53,490
     Increase in other assets                                          (121,722)            (61,714)
                                                                   ------------        ------------
           Net cash used in investing activities                       (297,794)           (667,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments on) notes payable                          989,700          (3,908,006)
     Dividends paid                                                    (880,391)           (855,087)
     Proceeds from issuance of common stock                                               3,038,007
     Collection of stock option notes receivable                                            288,225
     Purchase of stock                                               (2,263,323)
                                                                   ------------        ------------
           Net cash used in financing activities                     (2,154,014)         (1,436,861)
                                                                   ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          12,059              16,055
                                                                   ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  3,900,687          (1,572,404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     11,321,374          14,837,655
                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 15,222,061        $ 13,265,251
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                             $    245,034        $    756,184
     Interest paid                                                      189,294              60,417

                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of stockholders' equity as of March 31, 2001, the statements of income and comprehensive income and the statements of cash flows for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and 2000 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

In February 2001 the Company issued 25,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2000 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $220,325 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                                 March 31      December 31
                                                   2001            2000
                                             -------------    -------------
     Finished goods                          $  12,027,410    $  10,876,529
     Raw and processed materials                15,590,868       16,603,310
                                             -------------    -------------
       Total                                 $  27,618,278    $  27,479,839
                                             =============    =============

NOTE 3 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 2001 and 2000 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

NOTE 4 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 32,745 shares and 250,923 shares for the periods ended March 31, 2001 and 2000, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

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

SEGMENT INFORMATION
                                                     Austin         Transition
                                     Suttle          Taylor          Networks    JDL Technolgies    Corporate        Consolidated
                                ----------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
Revenues                        $ 10,010,080      $ 2,933,849      $ 8,015,723     $ 2,134,625      $         -       $ 23,094,277
Cost of sales                      7,766,469        2,556,428        5,025,725       1,103,624                -         16,452,246
                                ----------------------------------------------------------------------------------------------------
Gross profit                       2,243,611          377,421        2,989,998       1,031,001                -          6,642,031
Selling, general and
  administrative expenses          1,857,303          363,024        2,492,121         831,670          372,976          5,917,094
Goodwill amortization                 76,619           14,585          320,387         111,138                             522,729
                                ----------------------------------------------------------------------------------------------------
Operating income (loss)         $    309,689      $      (188)     $   177,490     $    88,193      $  (372,976)      $    202,208
                                ====================================================================================================


Depreciation and amortization   $    575,147      $   151,460      $   409,538     $   141,138      $    29,679       $  1,306,962
                                ====================================================================================================

Assets                          $ 47,359,007      $ 6,300,571      $19,432,092     $ 6,142,439      $11,093,046       $ 90,327,155
                                ====================================================================================================

Capital expenditures            $    172,732      $    (1,569)     $    15,606     $    55,344      $     8,246       $    250,359
                                ====================================================================================================


Three Months Ended March 31, 2000
Revenues                        $ 15,103,666      $ 2,739,835      $ 9,086,456     $ 3,934,235      $         -       $ 30,864,192
Cost of sales                      9,622,387        2,319,567        5,575,038       2,873,897                -         20,390,889
                                ----------------------------------------------------------------------------------------------------
Gross profit                       5,481,279          420,268        3,511,418       1,060,338                -         10,473,303
Selling, general and
  administrative expenses          2,113,342          348,120        3,329,247         875,033          402,620          7,068,362
Goodwill amortization                 76,619           14,585          320,387         111,138                             522,729
                                ----------------------------------------------------------------------------------------------------
Operating income (loss)         $  3,291,317      $    57,565      $  (138,214)    $    74,167      $  (402,623)      $  2,882,212
                                ====================================================================================================

Depreciation and amortization   $    557,833      $   186,339      $   404,343     $   126,138      $    45,000       $  1,319,653
                                ====================================================================================================

Assets                          $ 50,471,923      $ 7,481,927      $18,703,420     $ 5,316,701      $10,441,807       $ 92,415,778
                                ====================================================================================================

Capital expenditures            $    341,058      $    99,551      $   110,376     $   106,875      $     1,832       $    659,692
                                ====================================================================================================

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                  Three Months Ended March 31, 2001 Compared to
                        Three Months Ended March 31, 2000

Consolidated sales decreased 25% to $23,094,000. Consolidated operating income decreased 93% to $202,000. These decreases were due to a significant reduction in capital spending by the Company's major telecommunications service provider customers in the first quarter of 2001.

Suttle sales decreased 33% to $10,010,000. Sales to customers in the United States (U.S.) decreased 32% to $9,792,000. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications and Qwest) decreased 45% to $4,992,000. Sales to these customers accounted for 50% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 6% to $4,063,000. Sales to retail customers decreased $92,000 or 17% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased to $217,000 from $618,000.

Suttle's gross margins decreased 59% to $2,244,000. Gross margin percentage decreased to 22.4% in 2001 from 36.3% in 2000. The gross margin percentage decline was due to the negative effect of manufacturing overhead variances and product mix. Selling, general and administrative expenses excluding goodwill decreased $256,000 or 12%. Suttle's operating income decreased $2,982,000 or 91%.

Austin Taylor's sales increased 7% to $2,934,000. Austin Taylor's gross margin declined 10% to $377,000. Gross margin as a percentage of sales was 12.8% compared to 15.3% in 2000. The decline in gross margin was principally due to lower margin product mix and competitive pricing pressures. Selling, general and administrative expenses increased $15,000. Operating income decreased $58,000.

JDL Technologies, Inc. reported 2000 first quarter sales of $2,135,000 compared to $3,934,000 in 2000. The lower sales volume was due to decreases in sales of lower margin integration hardware and software products. Sales of consulting and training services, on which JDL earns higher margins, increased in 2001 by 95% to $1,077,000 from $526,000 in 2000. Operating income was $88,000 compared to $74,000 reported in the first quarter of 2000.

Transition Networks, Inc. sales decreased by 11% to $8,016,000 in the first quarter of 2001 due to a decline in the telecommunications market for media conversion products. Gross margin decreased to $2,990,000 from $3,511,000. Gross margin as a percentage of sales was 37.3% compared to 38.6% in 2000. Selling, general and administrative expenses decreased by 24% or $837,000 due to recently implemented tighter cost control measures. As a result, operating income increased by $316,000.

Consolidated investment income, net of interest expense, decreased $53,000 due to interest expense on increased notes payable balances. Income before income taxes decreased 91% to $264,728. The Company's effective income tax rate was 30.2% compared to 22.9% in the first quarter of 2000. The increase in the tax rate was due to a lower percentage of company earnings coming from Puerto Rico, where it is sheltered from U.S. tax. Net income decreased $2,128,000 or 92%.

                         Liquidity and Capital Resources

At March 31, 2001, the Company had approximately $15,222,000 of cash and cash equivalents compared to $11,321,000 of cash and cash equivalents at December 31, 2000. The Company had working capital of approximately $40,718,000 and a current ratio of 2.9 to 1 compared to working capital of $45,486,000 and a current ratio of 3.0 to 1 at the end of 2000.

Cash flow provided by operations was approximately $6,340,000 in the first three months of 2001 compared to $516,000 in the same period in 2000. The increase was due primarily to collections of accounts receivable balances.

Investing activities utilized $298,000 of cash in the 2001 period. Cash investments in new plant and equipment totaled $250,000, which was financed by internal cash flows. The Company expects to spend $2,000,000 on capital additions in 2001.

Net cash used in financing activities was $2,154,000. The Company purchased and retired 244,765 shares of its stock in open market transactions during the 2001 period. The Company purchased and retired an additional 5,800 shares in April 2001. At March 31, 2001 Board authorizations are outstanding to purchase an additional 63,735 shares. Dividends paid on common stock were $880,391. Proceeds from issuances of notes payable in the first quarter of 2001 totaled $989,700.

Lower telecom capital expenditures and the wave of consolidations among the Regional Bell Operating Companies (RBOCs) have resulted in many customers depleting safety stocks and reducing inventories of Suttle products. To help strengthen future operating results amid these difficult market conditions, the workforce of Suttle's operation has been reduced by nearly 17% since the beginning of 2001. Annualized savings from this action will approximate $500,000. Suttle's sales force is also being reorganized to work more closely with RBOC customers and capitalize on new opportunities as market conditions strengthen.

Reflecting the impact of the cost reduction measures taken, the Company's earnings for the second quarter ending June 30, 2001 are expected to improve over the first quarter level. However, due to the continuation of weak conditions in the telecommunications market, this year's second quarter earnings are expected to be down from the level posted in the second quarter of 2000.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

--------------------------------------------------------------------------------
Cautionary Statement: This document contains forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. For such forward-looking statements, the Company claims the protections of the safe harbor for forward-looking statements contained in federal securities laws. Such forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. These risk factors are discussed in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

Items 1 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Communications Systems, Inc.

                                             By  /s/ Paul N. Hanson
                                             ----------------------------
                                             Paul N. Hanson
                                             Vice President and
                                             Chief Financial Officer
Date:  May 14, 2001