Form 10-Q
period 2001-06-30
COMMUNICATIONS SYSTEMS INC
filed 2001-08-14
CIK 22701

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

For the quarterly period ended                JUNE 30, 2001
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:   0-10355
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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                               Outstanding at July  31, 2001
 --------------------------------------            -----------------------------
 Common Stock, par value $.05 per share                      8,371,797



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



                               PART I. FINANCIAL INFORMATION

                       COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                CONSOLIDATED BALANCE SHEETS
                                        (unaudited)

                                                                    June 30      December 31
                                                                       2001             2000
                                                               ------------     ------------
Assets:
Current assets:
   Cash                                                        $ 19,673,586     $ 11,321,374
   Receivables, net                                              18,463,672       23,189,409
   Inventories (Note 4)                                          27,530,830       27,479,839
   Note Receivable                                                2,765,390        2,965,390
   Deferred income taxes                                          1,834,745        1,834,745
   Other current assets                                             415,922          626,139
                                                               ------------     ------------
      Total current assets                                       70,684,145       67,416,896

Property, plant and equipment                                    34,102,839       33,466,268
   less accumulated depreciation                                (24,925,781)     (23,360,224)
                                                               ------------     ------------
   Net property, plant and equipment                              9,177,058       10,106,044

Other assets:
  Excess of cost over net assets acquired                         5,683,532        6,728,995
  Investments in mortgage backed and other securities               134,807        5,916,507
  Deferred income taxes                                           2,735,504        2,735,811
  Other assets                                                      309,974          293,801
                                                               ------------     ------------
      Total other assets                                          8,863,817       15,675,114
                                                               ------------     ------------

Total Assets                                                   $ 88,725,020     $ 93,198,054
                                                               ============     ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                               $  9,080,556     $  9,101,438
   Accounts payable                                               5,583,732        5,866,627
   Accrued expenses                                               4,072,009        4,579,202
   Dividends payable                                                838,900          880,391
   Income taxes payable                                           1,365,009        1,503,468
                                                               ------------     ------------
      Total current liabilities                                  20,940,206       21,931,126

Stockholders' Equity                                             67,784,814       71,266,928
                                                               ------------     ------------

Total Liabilities and Stockholders' Equity                     $ 88,725,020     $ 93,198,054
                                                               ============     ============

                      See notes to consolidated financial statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                    (unaudited)

                                                   Three Months Ended June 30           Six Months Ended June 30
                                                 ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
Sales                                            $ 25,681,533      $ 32,073,844      $ 48,775,810      $ 62,938,036

Costs and expenses:
  Cost of sales                                    18,733,338        22,621,495        35,185,584        43,012,384
  Selling, general and
    administrative expenses                         6,569,156         7,720,758        13,008,979        15,311,849
                                                 ------------      ------------      ------------      ------------
      Total costs and expenses                     25,302,494        30,342,253        48,194,563        58,324,233
                                                 ------------      ------------      ------------      ------------

Operating income                                      379,039         1,731,591           581,247         4,613,803

Other income and (expenses):
  Investment income                                   226,365           255,553           469,503           513,699
  Interest expense                                   (160,170)         (133,825)         (340,788)         (276,371)
                                                 ------------      ------------      ------------      ------------
    Other income, net                                  66,195           121,728           128,715           237,328

Income before income taxes                            445,234         1,853,319           709,962         4,851,131

Income taxes (Note 5)                                 130,000           265,000           210,000           950,000
                                                 ------------      ------------      ------------      ------------

Net income                                            315,234         1,588,319           499,962         3,901,131
                                                 ------------      ------------      ------------      ------------

Other comprehensive income (loss):
  Unrealized holding gain (loss)
    on debt securities                                (22,838)           17,607             5,288            (7,031)
  Foreign currency
    translation adjustment                             (5,386)         (234,921)         (185,437)         (266,139)
                                                 ------------      ------------      ------------      ------------
Other comprehensive loss before
  income taxes                                        (28,224)         (217,314)         (180,149)         (273,170)
  Income tax expense (benefit) related
    to unrealized loss on debt securities              (7,916)            6,103             1,798            (2,437)
                                                 ------------      ------------      ------------      ------------
                                                      (20,308)         (223,417)         (181,947)         (270,733)
                                                 ------------      ------------      ------------      ------------
Comprehensive income                             $    294,926      $  1,364,902      $    318,015      $  3,630,398
                                                 ============      ============      ============      ============

Basic net income per share                       $        .04      $        .18      $        .06      $        .45
Diluted net income per share                     $        .04      $        .18      $        .06      $        .44

Average Basic Shares Outstanding                    8,391,380         8,795,838         8,425,243         8,721,219
Average Dilutive Shares Outstanding                 8,400,278         8,984,864         8,445,937         8,938,873

                                  See notes to consolidated financial statements.


                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (unaudited)

                                                                                                          Cumulative
                                         Common Stock       Additional                  Stock Option         Other
                                   ---------------------      Paid-in       Retained        Notes        Comprehensive
                                     Shares      Amount       Capital       Earnings      Receivable     Income (Loss)       Total
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 1999       8,551,272   $ 427,564  $ 25,302,306    $ 40,996,869    $ (288,225)       $ (16,722) $ 66,421,792
  Net income                                                                 6,672,172                                    6,672,172
  Issuance of common stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                      317,737
  Issuance of common stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                      307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                    3,338,181
  Stock issued as compensation         8,000         400       119,600                                                      120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                      397,420
  Purchase of stock                 (286,729)    (14,336)     (888,887)     (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                     (3,516,065)                                  (3,516,065)
  Collection of Stock Option
    Note Receivable                                                                          288,225                        288,225
  Other comprehensive loss                                                                                   (334,249)     (334,249)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 2000       8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $     -          $ (350,971) $ 71,266,928
  Net income                                                                   499,962                                      499,962
  Issuance of common stock to
    Employee Stock Ownership Plan     25,000       1,250       219,075                                                      220,325
  Purchase of stock                 (253,866)    (12,646)     (840,248)     (1,491,408)                                  (2,344,302)
  Shareholder dividends                                                     (1,676,152)                                  (1,676,152)
  Other comprehensive loss                                                                                   (181,947)     (181,947)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT JUNE 30, 2001           8,388,043   $ 419,450  $ 28,255,962    $ 39,642,320    $     -          $ (532,918) $ 67,784,814
                                   =========   =========  ============    ============   ===========      ===========  ============

 See notes to consolidated financial statements.


                                      COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                                                             Six Months Ended June 30
                                                                                        ---------------------------------
                                                                                                 2001                2000
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $    499,962        $  3,901,131
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                      2,617,515           2,643,322
         Changes in assets and liabilities :
           Accounts receivable                                                              4,600,361          (3,397,437)
           Inventories                                                                       (147,924)         (8,519,957)
           Other current assets                                                               210,409             186,926
           Accounts payable                                                                  (191,829)          1,239,773
           Accrued expenses                                                                  (285,250)             15,848
           Income taxes payable                                                              (137,162)         (1,537,079)
                                                                                         ------------        ------------
             Net cash provided by (used in) operating activities                            7,166,082          (5,467,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (712,192)         (1,360,548)
     Maturities of mortgage-backed and other investment securities                          5,747,354             126,880
     Purchases of mortgaged-backed and other securities
     Other assets                                                                              18,661             258,700
     Collection of notes receivable                                                           200,000             200,000
                                                                                         ------------        ------------
           Net cash provided by (used in) investing activities                              5,253,823            (774,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                               (20,882)         (3,921,817)
     Proceeds from issuance of notes payable                                                                    2,300,000
     Dividends paid                                                                        (1,717,643)         (1,736,364)
     Proceeds from issuance of stock                                                                            3,092,995
     Purchase of stock                                                                     (2,344,302)         (1,145,931)
     Collection of notes receivable                                                                               288,225
                                                                                         ------------        ------------
           Net cash used in financing activities                                           (4,082,827)         (1,122,892)
                                                                                         ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                15,134             (24,709)
                                                                                         ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   8,352,212          (7,390,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           11,321,374          14,837,655
                                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 19,673,586        $  7,447,613
                                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                   $    347,969        $  2,493,807
     Interest paid                                                                            377,716             296,023

See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of June 30, 2001, the statements of income and comprehensive income for the three and six month periods ended June 30, 2001 and 2000 and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and 2000 have been made.

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

In February 2001, the Company issued 25,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2000 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $220,325 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.


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

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies
(JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's operations in the various segments for the six-month periods ended June 30, 2001 and 2000 is as follows:

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Revenues                         $ 20,837,696      $ 5,797,026      $17,374,202     $ 4,766,886      $         0      $ 48,775,810
Cost of sales                      16,881,625        4,945,715       10,700,290       2,657,954                0        35,185,584
                                 -------------------------------------------------------------------------------------------------
Gross profit                        3,956,071          851,311        6,673,912       2,108,932                0        13,590,226
Selling, general and
  administrative expenses           3,557,103          781,326        5,017,559       1,625,513        2,027,478       13,008,979
Goodwill amortization                 143,524           29,169          640,774         222,277       (1,035,744)               0
                                 ------------------------------------------------------------------------------------------------
Operating income (loss)          $    255,444      $    40,816      $ 1,015,579     $   261,142      $  (991,734)     $   581,247
                                 ================================================================================================

Depreciation and amortization    $  1,148,273      $   308,182      $   819,424     $   282,277      $    59,359      $ 2,617,515
                                 ================================================================================================

Capital expenditures             $    397,255      $    15,186      $    46,787     $    68,590      $   184,374      $   712,192
                                 ================================================================================================

Assets                           $ 47,131,700      $ 6,926,429      $20,175,355     $ 5,444,187      $ 9,047,349      $88,725,020
                                 ================================================================================================

Six Months Ended June 30, 2000:
Revenues                         $ 30,519,056      $ 5,361,329      $18,506,929     $ 8,550,722      $         0      $62,938,036
Cost of sales                      20,636,608        4,427,226       11,318,249       6,630,301                0       43,012,384
                                 ------------------------------------------------------------------------------------------------
Gross profit                        9,882,448          934,103        7,188,680       1,920,421                0       19,925,652
Selling, general and
  administrative expenses           3,650,772          797,158        7,017,528       1,912,003        1,934,388       15,311,849
Goodwill amortization                 143,524           29,169          640,774         222,277       (1,035,744)               0
                                 ------------------------------------------------------------------------------------------------
Operating income (loss)          $  6,088,152      $   107,776      $  (469,622)    $  (213,859)     $  (898,644)     $ 4,613,803
                                 ================================================================================================

Depreciation and amortization    $  1,115,666      $   376,694      $   808,686     $   252,276      $    90,000      $ 2,643,322
                                 ================================================================================================

Capital expenditures             $    873,970      $   103,263      $   187,371     $   165,311      $    30,633      $ 1,360,548
                                 ================================================================================================

Assets                           $ 48,823,622      $ 6,620,358      $23,325,663     $ 6,479,343      $ 8,332,587      $93,581,573
                                 ================================================================================================

Information concerning the Company's operations in the various segments for the three-month periods ended June 30, 2001 and 2000 is as follows:

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2001:
Revenues                         $ 10,827,616      $ 2,863,177      $ 9,358,479     $ 2,632,261      $         0      $25,681,533
Cost of sales                       9,115,156        2,389,287        5,674,565       1,554,330                        18,733,338
                                 ------------------------------------------------------------------------------------------------
Gross profit                        1,712,460          473,890        3,683,914       1,077,931                0        6,948,195
Selling, general and
  administrative expenses           1,699,800          418,302        2,525,438         793,843        1,131,773        6,569,156
Goodwill amortization                  66,905           14,584          320,387         111,139         (513,015)               0
                                 ------------------------------------------------------------------------------------------------
Operating income (loss)          $    (54,245)     $    41,004      $   838,089     $   172,949      $  (618,758)     $   379,039
                                 ================================================================================================

Depreciation and amortization    $    573,126      $   156,722      $   409,886     $   141,139      $    29,680      $ 1,280,873
                                 ================================================================================================

Capital expenditures             $    224,523      $    16,755      $    31,181     $    13,246      $   176,128      $   285,705
                                 ================================================================================================

Three Months Ended June 30, 2000:
Revenues                         $ 15,415,390      $ 2,621,494      $ 9,420,473     $ 4,616,487      $         0      $32,073,844
Cost of sales                      11,014,221        2,107,659        5,743,211     $ 3,756,404                0       22,621,495
                                 ------------------------------------------------------------------------------------------------
Gross profit                        4,401,169          513,835        3,677,262         860,083                0        9,452,349
Selling, general and
  administrative expenses           1,537,433          449,038        3,688,281     $ 1,036,970      $ 1,009,036        7,720,758
Goodwill amortization                  66,901           14,586          320,389         111,139         (513,015)               0
                                 ------------------------------------------------------------------------------------------------
Operating income (loss)          $  2,796,835      $    50,211      $  (331,408)    $  (288,026)     $  (496,021)     $ 1,731,591
                                 ================================================================================================

Depreciation and amortization    $    557,833      $   190,355      $   404,343     $   126,138      $    45,000      $ 1,278,669
                                 ================================================================================================

Capital expenditures             $    532,912      $     3,712      $    76,995     $    58,436      $    28,801      $   672,055
                                 ================================================================================================


NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                       June 30        December 31
                                         2001               2000
                                  ------------       ------------
     Finished Goods               $  9,653,027       $ 10,876,529
     Raw Materials                  17,877,803         16,603,310
                                  ------------       ------------
       Total                      $ 27,530,830       $ 27,479,839
                                  ============       ============

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 2001 and 2000 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

                   Six Months Ended June 30, 2001 Compared to
                         Six Months Ended June 30, 2000
                         ------------------------------

Consolidated sales decreased 23% to $48,776,000. Consolidated operating income decreased 87% to $581,000.

Suttle sales decreased 32% to $20,838,000. Sales to the major telephone companies (Bell South, SBC, Verizon and Qwest) decreased $5,721,000 or 32%. Sales to these customers accounted for 58% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $2,990,000, or 31%. Sales to retail customers decreased $223,000 or 19% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada, decreased 56% to $432,000.

Suttle's sales declines are attributable to slowdown in capital spending by telecommunications industry companies and in particular the Regional Bell Operating Company (RBOC) customers. Sales of DSL products, however, have posted strong growth throughout the first half of 2001 and Suttle plans to introduce additional broadband products this year. DSL revenues increased to $3,357,000 from $531,000 in the year earlier period. Revenues from CorroShield products, which are sold mainly to the major telephone companies, decreased 43%. Sales of conventional voice products declined 8%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products increased 3%.

Suttle's gross margins decreased 60% to $3,956,000. Gross margin percentage declined to 19.0% in 2001 from 32.4% in 2000. The decline in gross margin was due primarily to price cutting to meet competition and from the effect of excess manufacturing overhead costs relative to lower volumes. Suttle's operating income decreased $5,833,000 or 96%. Suttle has implemented cost reduction measures, including 15% workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica.

Austin Taylor's sales increased 8% to $5,797,000. Austin Taylor's gross margin declined 9% to $851,000. Gross margin as a percentage of sales was 14.7% compared to 17.4% in 2000. The decline in gross margin was principally due to increased pricing competition. Selling, general and administrative expenses decreased modestly by $16,000 due to cost reduction measures implemented. Operating income decreased $67,000 or 62%.

Sales by Transition Networks, Inc. decreased $1,133,000 or 6% from the year earlier period. Gross margin on Transition Networks' sales decreased 7% to $6,674,000. Gross margin as a percentage of sales remained at 38% in 2001as compared to 2000. Selling, general and administrative expenses decreased by $2,000,000 or 28% as a result of effective cost control measures that have significantly reduced operating overhead. Transition Networks had operating income of $1,016,000 in the 2001 period compared to an operating loss of $470,000 in 2000.

Sales by JDL Technologies, Inc. decreased $3,784,000 or 44%. However, most of the sales decrease was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL has been increasing its higher-margin consulting and training services reflected in a gross margin increase of 10% to $2,109,000. Gross margin as a percentage of sales increased to 44% from 23% in the 2000 period. Selling, general and administrative expenses decreased $286,000, or 15%, due to tighter cost control efforts. JDL's operating income was $261,000 compared to an operating loss of $214,000 in the 2000 period.

Consolidated investment income, net of interest expense, decreased $109,000 due to lower returns on invested funds and increased borrowing from banks. Income before income taxes decreased $4,141,000 or 85%. The Company's effective income tax rate was 29.6% compared to 19.6% in 2000. The increase in the tax rate was because a lower than normal percentage of the Company's earnings was sheltered from U.S. tax in the 2001 period. Net income decreased $3,401,000 or 87%.


                  Three Months Ended June 30, 2001 Compared to
                        Three Months Ended June 30, 2000
                        --------------------------------

Consolidated sales decreased 20% to $25,682,000. Consolidated operating income decreased 78% to $379,000.

Suttle sales decreased 30% to $10,828,000. Sales to the major telephone companies decreased $1,667,000 to $7,152,000. Sales to these customers accounted for 66% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $2,718,000, or 50%. Sales to retail customers decreased $131,000 or 21% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased 42% to $215,000.

DSL revenues increased to $991,000 from $263,000 in the year earlier period. Additional broadband products are to be released this year. Sales of Suttle's voice products (CorroShield and conventional products) declined $2,749,000 or 44%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products increased 28%.

Suttle's gross margins decreased 61% to $1,712,000. Gross margin percentage declined to 15.8% in 2001 from 28.6% in 2000. The decline in gross margin was due primarily to price cutting to meet competition and excess factory overhead costs relative to lower volumes. Suttle reported an operating loss of $54,000 in the three month period in 2001 compared to operating income of $2,797,000 in the same period in 2000. Suttle has implemented cost reduction measures in the second quarter of 2001, including 15% workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica.

Austin Taylor's sales increased 9% to $2,863,000. Austin Taylor's gross margin declined 8% to $474,000. Gross margin as a percentage of sales was 16.6% compared to 19.6% in 2000. Selling, general and administrative expenses decreased $31,000 due to increased cost control efforts. Operating income decreased $9,200 or 18%.

Sales by Transition Networks, Inc. were virtually unchanged from the year earlier level at $9,358,000. Gross margin on Transition Networks' sales also remained at the same level at $3,684,000 in 2001. Gross margin as a percentage of sales remained at 39% in 2001. Selling, general and administrative expenses decreased $1,163,000 or 32% due to significant improvements in cost control and overhead reductions. Transition Networks had operating income of $838,000 in the 2001 period compared to an operating loss of $331,000 in 2000.

Sales by JDL Technologies, Inc. decreased $1,984,000 or 43%. However, most of the sales decrease was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin increased $218,000 to $1,078,000 due to increased levels of higher-margin consulting and training services. Gross margin as a percentage of sales increased to 41% from 19% in the 2000 period. Selling, general and administrative expenses decreased $243,000, or 23%, due to JDL's improved cost control efforts. JDL's operating income was $173,000 compared to an operating loss of $288,000 in the 2000 period.

Consolidated investment income, net of interest expense, decreased $56,000 due to decreased returns on invested cash and increased interest expense on notes payable. Income before income taxes decreased $1,408,000 or 76%. The Company's effective income tax rate was 29.2% compared to 14.3% in 2000. Net income decreased $1,273,000 or 80%.

                         Liquidity and Capital Resources

At June 30, 2001, the Company had approximately $19,674,000 of cash and cash equivalents compared to $11,321,000 of cash and cash equivalents at December 31, 2000. The Company had working capital of approximately $49,744,000 and a current ratio of 3.4 to 1 compared to working capital of $45,486,000 and a current ratio of 3.1 to 1 at the end of 2000.

The Company had operating cash flows of $7,177,000 in the first six months of 2001 compared to negative cash flows of $5,467,000 in the same period in 2000. This was due primarily to a reduction of account receivable as well as a decline in general sales volumes. The Company used substantial amounts of cash to support higher accounts receivable and inventory balances at JDL Technologies and Transition Networks in the April to June, 2000 period. The Company has adjusted the business plans of these operations in order to conserve cash and reduce excess inventory and accounts receivable levels.

Investing activities provided $5,254,000 of cash in the 2001 period which was due to a redemption of mortgage backed securities and collection of notes receivable. Cash investments in new plant and equipment totaled $712,000 in the six month period in 2001 compared with $1,361,000 for the same period in 2000 financed by internal cash flows. The Company expects to spend $1,500,000 on capital additions in 2001.

Net cash used in financing activities was $4,093,000 for the first six months of 2001. The Company retired $21,000 of notes payable in 2001 and $3,922,000 in the first half of 2000. However, cash requirements at JDL Technologies and Transition Networks necessitated $2,300,000 of new borrowing in June 2000. Notes payable were $9,081,000 at June 30, 2001 compared to $7,421,000 at December 31, 2000. The Company purchased and retired 253,866 shares of its stock in open market transactions during the 2001 period. At June 30, 2001 Board authorizations are outstanding to purchase an additional 49,000 shares. Dividends paid on common stock were $1,718,000. The Company received $3,093,000 of cash in the 2000 period from exercises of employee stock options.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                           New Accounting Principles:

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of June 30, 2001 and 2000 the Company had net goodwill of $5,684,000 and $6,729,000, respectively. Amortization expense recorded during the six months ended June 30, 2001 and 2000 was $1,045,000.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable
----------------------------

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 17, 2001 in Eden Praire, MN. The total number of shares outstanding and entitled to vote at the meeting was 8,307,209 of which 7,619,232 were present either in person or by proxy. Shareholders re-elected board members Curtis A. Sampson and Gerald D. Pint to three-year terms expiring at the 2004 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                       In Favor                Abstaining
                                    -----------               -----------
         Curtis A. Sampson            7,395,025                   224,207
         Gerald D. Pint               7,550,575                    68,656

Board members continuing in office are Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson (whose terms expire at the 2002 Annual Meeting of Shareholders) and Paul J. Anderson, Wayne E. Sampson and Frederick M. Green (whose terms expire at the 2003 Annual Meeting of Shareholders).

Shareholders also approved an amendment to increase the number of shares authorized to be issued under the Company's 1990 Stock Option Plan for Nonemployee Directors from 200,000 shares to 300,000 shares. The plan provides for the automatic grant of options to purchase 3,000 shares of common stock annually to each nonemployee director concurrent with the annual shareholder meeting of the Company at an option price equal to the fair market value of the Company's common stock at the date of grant. The vote to approve the amendment was 7,264,660 in favor, 224,439 against and 130,132 abstaining.

Items 5 - 6.  Not Applicable
----------------------------

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            Communications Systems, Inc.

                                            By  /s/ Paul N. Hanson
                                            ------------------------------------
                                            Paul N. Hanson
                                            Vice President and
                                            Chief Financial Officer
Date:  August 14, 2001