Form 10-Q
period 2001-09-30
COMMUNICATIONS SYSTEMS INC
filed 2001-11-14
CIK 22701

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

For the quarterly period ended              SEPTEMBER 30, 2001
                               -------------------------------------------------

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
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                              Outstanding at October 31, 2001
--------------------------------------           -------------------------------
Common Stock, par value $.05 per share                      8,263,475


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


                               PART I. FINANCIAL INFORMATION

                       COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                                CONSOLIDATED BALANCE SHEETS
                                        (unaudited)

                                                               September 30      December 31
                                                                       2001             2000
                                                               ------------     ------------
Assets:
Current assets:
   Cash and cash equivalents                                   $ 20,724,829     $ 11,321,374
   Receivables, net                                              18,288,458       23,189,409
   Inventories (Note 4)                                          25,753,648       27,479,839
   Note Receivable                                                2,765,390        2,965,390
   Deferred income taxes                                          1,834,745        1,834,745
   Other current assets                                             649,678          626,139
                                                               ------------     ------------
      Total current assets                                       70,016,748       67,416,896

Property, plant and equipment                                    34,533,875       33,466,268
   less accumulated depreciation                                (25,759,845)     (23,360,224)
                                                               ------------     ------------
   Net property, plant and equipment                              8,774,030       10,106,044

Other assets:
  Excess of cost over net assets acquired                         5,160,800        6,728,995
  Investments in mortgage backed and other securities                33,260        5,916,507
  Deferred income taxes                                           2,734,356        2,735,811
  Other assets                                                      303,720          293,801
                                                               ------------     ------------
      Total other assets                                          8,232,136       15,675,114
                                                               ------------     ------------

Total Assets                                                   $ 87,022,914     $ 93,198,054
                                                               ============     ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                               $  9,000,000     $  9,101,438
   Accounts payable                                               5,076,902        5,866,627
   Accrued expenses                                               4,926,190        4,579,202
   Dividends payable                                                                 880,391
   Income taxes payable                                             991,596        1,503,468
                                                               ------------     ------------
      Total current liabilities                                  19,994,688       21,931,126

Stockholders' Equity                                             67,028,226       71,266,928
                                                               ------------     ------------

Total Liabilities and Stockholders' Equity                     $ 87,022,914     $ 93,198,054
                                                               ============     ============

                      See notes to consolidated financial statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                    (unaudited)

                                                       Three Months Ended Sept. 30      Nine Months Ended Sept. 30
                                                      ----------------------------     -----------------------------
                                                             2001            2000             2001             2000
                                                      ------------    ------------     ------------     ------------
Sales                                                 $ 23,073,751    $ 29,654,108     $ 71,849,561     $ 92,592,144

Costs and expenses:
  Cost of sales                                         17,464,144      20,615,336       52,649,728       63,627,720
  Selling, general and
    administrative expenses                              6,100,458       7,187,898       19,109,437       22,499,747
                                                      ------------    ------------     ------------     ------------
      Total costs and expenses                          23,564,602      27,803,234       71,759,165       86,127,467
                                                      ------------    ------------     ------------     ------------

Operating income (loss)                                   (490,851)      1,850,874           90,396        6,464,677

Other income and (expenses):
  Investment income                                        153,268         217,689          622,771          731,388
  Interest expense                                        (128,742)       (211,089)        (469,530)        (487,460)
                                                      ------------    ------------     ------------     ------------
    Other income, net                                       24,526           6,600          153,241          243,928

Income before income taxes                                (466,325)      1,857,474          243,637        6,708,605

Income tax expense (benefit) (Note 5)                     (270,000)        350,000          (60,000)       1,300,000
                                                      ------------    ------------     ------------     ------------

Net income (loss)                                     $   (196,325)   $  1,507,474     $    303,637     $  5,408,605
                                                      ------------    ------------     ------------     ------------

Other comprehensive income (loss):
  Unrealized holding gain
    on debt securities                                                      38,644                            31,613
  Foreign currency
    translation adjustment                                 170,311        (130,092)         (11,636)        (396,231)
                                                      ------------    ------------     ------------     ------------
Other comprehensive loss before
  income taxes                                             170,311         (91,448)         (11,636)        (364,618)
  Income tax expense related to
    unrealized gain on debt securities                                      13,394                            10,957
                                                      ------------    ------------     ------------     ------------
                                                           170,311        (104,842)         (11,636)        (375,575)
                                                      ------------    ------------     ------------     ------------
Comprehensive income (loss)                           $    (26,014)   $  1,402,632     $    292,001     $  5,033,030
                                                      ============    ============     ============     ============

Basic net income (loss) per share                     $      (.02)    $        .17     $        .04     $        .62
Diluted net income (loss) per share                   $      (.02)    $        .17     $        .04     $        .61


Average Basic Shares Outstanding                         8,365,133       8,771,679        8,396,236        8,738,155
Average Dilutive Shares Outstanding                      8,365,133       8,910,290        8,399,272        8,901,609

                                  See notes to consolidated financial statements.


                                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                (unaudited)

                                                                                                          Cumulative
                                         Common Stock       Additional                  Stock Option         Other
                                   ---------------------      Paid-in       Retained        Notes        Comprehensive
                                     Shares      Amount       Capital       Earnings      Receivable     Income (Loss)       Total
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 1999       8,551,272   $ 427,564  $ 25,302,306    $ 40,996,869    $ (288,225)       $ (16,722) $ 66,421,792
  Net income                                                                 6,672,172                                    6,672,172
  Issuance of common stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                      317,737
  Issuance of common stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                      307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                    3,338,181
  Stock issued as compensation         8,000         400       119,600                                                      120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                      397,420
  Purchase of stock                 (286,729)    (14,336)     (888,887)     (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                     (3,516,065)                                  (3,516,065)
  Collection of Stock Option
    Note Receivable                                                                          288,225                        288,225
  Other comprehensive loss                                                                                   (334,249)     (334,249)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT DECEMBER 31, 2000       8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $     -          $ (350,971) $ 71,266,928
  Net income                                                                   303,637                                      303,637
  Issuance of common stock to
    Employee Stock Ownership Plan     25,000       1,250       219,075                                                      220,325
  Issuance of common stock under
    Employee Stock Purchase Plan      15,657         783        82,363                                                       83,146
  Purchase of stock                 (383,912)    (19,196)   (1,281,535)     (1,859,776)                                  (3,160,507)
  Shareholder dividends                                                     (1,673,667)                                  (1,673,667)
  Other comprehensive loss                                                                                    (11,636)      (11,636)
                                   ---------   ---------  ------------    ------------   -----------      -----------  ------------
BALANCE AT SEPTEMBER 30, 2001      8,273,654   $ 413,683  $ 27,897,038    $ 39,080,112    $     -          $ (362,607) $ 67,028,226
                                   =========   =========  ============    ============   ===========      ===========  ============

 See notes to consolidated financial statements.


                                        COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)
                                                                                             Nine Months Ended September 30
                                                                                        --------------------------------------
                                                                                               2001                     2000
                                                                                        -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $     303,637            $   5,408,605
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                      3,808,018                3,972,128
         Changes in assets and liabilities :
           Accounts receivable                                                              4,881,125               (6,220,735)
           Inventories                                                                      1,698,856               (8,662,925)
           Other current assets                                                               (22,639)                 (46,285)
           Accounts payable                                                                  (220,822)              (1,707,642)
           Accrued expenses                                                                    16,841                  676,494
           Income taxes payable                                                              (508,268)              (1,548,697)
                                                                                        -------------            -------------
             Net cash provided by (used in) operating activities                            9,956,748               (8,129,057)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (926,420)              (1,922,215)
     Maturities of mortgage-backed and other investment securities                          5,883,247                  167,041
     Other assets                                                                             (16,033)                 365,116
     Collection of notes receivable                                                           200,000                  200,000
                                                                                        -------------            -------------
           Net cash provided by (used in) investing activities                              5,140,794               (1,190,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                              (101,438)              (3,931,573)
     Proceeds from issuance of notes payable                                                                         5,000,000
     Dividends paid                                                                        (2,554,058)              (2,610,667)
     Proceeds from issuance of stock                                                           83,146                3,639,774
     Purchase of stock                                                                     (3,160,507)              (1,175,132)
     Collection of stock option notes receivable                                                                       288,225
                                                                                        -------------            -------------
           Net cash (used in) provided by financing activities                             (5,732,857)               1,210,627
                                                                                        -------------            -------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                38,770                  (46,011)
                                                                                        -------------            -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   9,403,455               (8,154,499)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           11,321,374               14,837,655
                                                                                        -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  20,724,829            $   6,683,156
                                                                                        =============            =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                                  $     451,872            $   2,858,776
     Interest paid                                                                            454,746                  474,954
                                       See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of September 30, 2001, the statements of income and comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and 2000 have been made.

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

NOTE 2 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding, if any. The Company's only potential common shares outstanding are stock options. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks, which designs and markets data transmission and computer network products; and JDL Technologies
(JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's operations in the various segments for the nine-month periods ended September 30, 2001 and 2000 is as follows:

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 2001:
Revenues                         $ 30,953,843      $ 7,644,306     $ 26,360,158     $ 6,891,254                       $ 71,849,561
Cost of sales                      24,998,427        6,968,203       16,532,938       4,150,160                         52,649,728
                                 -------------------------------------------------------------------------------------------------
Gross profit                        5,955,416          676,103        9,827,220       2,741,094                         19,199,833
Selling, general and
  administrative expenses           5,241,545        1,150,222        7,443,915       2,357,796      $ 2,915,959        19,109,437
Goodwill amortization                 229,869           43,749          977,914         333,414       (1,584,946)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $    484,002      $  (517,868)    $  1,405,391     $    49,884      $(1,331,013)     $     90,396
                                 =================================================================================================

Depreciation and amortization    $  1,637,694      $   429,235     $  1,228,638     $   423,414      $    89,037      $  3,808,018
                                 =================================================================================================
Capital expenditures             $    556,055      $         -     $     72,190     $    88,548      $   209,627      $    926,420
                                 =================================================================================================
Assets                           $ 47,814,338      $ 5,906,433     $ 19,164,532     $ 5,921,272      $ 8,216,339      $ 87,022,914
                                 =================================================================================================


Nine Months Ended Sept. 30, 2000:
Revenues                         $ 44,090,192      $ 7,488,679     $ 29,484,368     $11,528,905                       $ 92,592,144
Cost of sales                      30,326,723        6,301,091       18,240,652       8,759,254                         63,627,720
                                 -------------------------------------------------------------------------------------------------
Gross profit                       13,763,469        1,187,588       11,243,716       2,769,651                         28,964,424
Selling, general and
  administrative expenses           5,413,451        1,157,350       10,257,613       2,842,096      $ 2,829,237        22,499,747
Goodwill amortization                 229,869           43,749          977,914         333,414       (1,584,946)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $ 8,120,149       $   (13,511)    $      8,189     $  (405,859)     $(1,244,291)     $  6,464,677
                                 =================================================================================================

Depreciation and amortization    $  1,673,499      $   572,186     $  1,213,029     $   378,414      $   135,000      $  3,972,128
                                 =================================================================================================
Capital expenditures             $  1,215,500      $   196,111     $    209,458     $   266,808      $    34,338      $  1,922,215
                                 =================================================================================================
Assets                           $ 48,155,680      $ 6,692,516     $ 22,445,091     $ 8,696,278      $ 8,955,089      $ 94,944,654
                                 =================================================================================================

Information concerning the Company's continuing operations in the various segments for the three-month periods ended September 30, 2001 and 2000 is as follows:


                                       8
                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------

Three Months Ended Sept. 30, 2001:
Revenues                         $ 10,116,147      $ 1,847,280      $ 8,985,956     $ 2,124,368                       $ 23,073,751
Cost of sales                       8,116,802        2,022,488        5,832,648       1,492,206                         17,464,144
                                 -------------------------------------------------------------------------------------------------
Gross profit                        1,999,345         (175,208)       3,153,308         632,162                          5,609,607
Selling, general and
  administrative expenses           1,669,858          368,900        2,409,604         732,285      $   919,811         6,100,458
Goodwill amortization                  86,345           14,580          337,140         111,137         (549,202)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $    243,142      $  (558,688)    $    406,564     $  (211,260)     $  (370,609)     $   (490,851)
                                 =================================================================================================
Depreciation and amortization    $    489,421      $   121,053     $    409,214     $   141,137      $    29,678      $  1,190,503
                                 =================================================================================================
Capital expenditures             $    162,289      $         -     $     25,403     $    19,958      $    25,253      $    232,903
                                 =================================================================================================

Three Months Ended September 30, 2000:
Revenues                         $ 13,571,136      $ 2,127,350     $ 10,977,439     $ 2,978,183                       $ 29,654,108
Cost of sales                       9,690,115        1,873,865        6,922,403       2,128,953                         20,615,336
                                 -------------------------------------------------------------------------------------------------
Gross profit                        3,881,021          253,485        4,055,036         849,230                          9,038,772
Selling, general and
  administrative expenses           1,762,679          360,192        3,240,085         930,093      $   894,849         7,187,898
Goodwill amortization                  86,345           14,580          337,140         111,137         (549,202)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $  2,031,997      $  (121,287)    $    477,811     $  (192,000)     $  (345,647)     $  1,850,874
                                 =================================================================================================
Depreciation and amortization    $    557,833      $   195,492     $    404,343     $   126,138      $    45,000      $  1,328,806
                                 =================================================================================================
Capital expenditures             $    341,530      $    92,848     $     22,087     $   101,497      $     3,705      $    561,667
                                 =================================================================================================


NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                      September 30       December 31
                                           2001               2000
                                      ------------      ------------
     Finished Goods                   $  8,435,114      $ 10,876,529
     Raw Materials                      17,318,534        16,603,310
                                      ------------      ------------
       Total                          $ 25,753,648      $ 27,479,839
                                      ============      ============

NOTE 5 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended September 30, 2001 and 2000 income tax rates do not bear a normal relationship to income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.
--------------------------------------------------------------------------------

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                Nine Months Ended September 30, 2001 Compared to
                      Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------
Consolidated sales decreased 22% to $71,850,000. Consolidated operating income decreased 99% to $90,400.

Suttle sales decreased 30% to $30,954,000. Sales to the major telephone companies (Bell South, SBC, Verizon and Qwest) decreased $9,736,000 or 40%. Sales to these customers accounted for 48% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $2,054,000 or 13%. Sales to retail customers decreased $383,000 or 22% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada, decreased $1,008,000 to $701,000.

Suttle's sales declines are attributable to lower capital spending by telecommunications industry companies and in particular Suttle's Regional Bell Operating Company (RBOC) customers. Sales of DSL (Digital subscriber line) products, however, have posted strong growth throughout the nine month period of 2001. DSL revenues increased to $4,148,000 from $1,443,000 in the year earlier period. Revenues from CorroShield products, which are sold mainly to the major telephone companies, decreased 39%. Sales of conventional voice products declined 15%. Sales of voice products are being hurt by price competition from foreign manufacturers. Sales of fiber-optic connector products increased 16%.

Suttle's gross margins decreased 57% to $5,955,000. Gross margin percentage declined to 19.2% in 2001 from 31.2% in 2000. The decline in gross margin was due to price-cutting to meet competition as well as unfavorable overhead comparisons caused by lower than anticipated production volume. Suttle's operating income decreased $7,636,000 or 94%. Suttle has implemented cost reduction and other business restructuring measures at its plants in Minnesota, Puerto Rico and Costa Rica. Suttle's nine month operating income was $484,000 in comparison to $8,120,000 in the same 2000 period.

Austin Taylor's sales increased 2% to $7,644,000. Austin Taylor's gross margin declined 43% to $676,000. Gross margin as a percentage of sales was 9% compared to 16% in 2000. The decline in gross margin was principally due to competitive pricing pressures, loss of higher margin business and third quarter expenses associated with restructuring the operations to match current volume levels. Selling, general and administrative expenses decreased $7,100 from the prior year. Austin Taylor had an operating loss of $518,000 in the 2001 nine month period compared to an operating loss of $13,500 in the same 2000 period.

Sales by Transition Networks, Inc. decreased to $26,360,000 or 11%. The sales decline was due to decreased demand for media conversion products and general slowdown in capital spending in the telecommunications marketplace . Sales to distributors in the nine month period represented 57% of total year to date sales. Gross margin on Transition Networks' sales decreased 13% to $9,827,000. Gross margin as a percentage of sales decreased slightly to 37% from 38% in 2000, principally due to lower volume. Selling, general and administrative expenses decreased $2,814,000 or 27% due to aggressive cost control implementation. Transition Networks had operating income of $1,405,000 in the 2001 period compared to operating income of $8,200 in 2000.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by JDL Technologies, Inc. decreased $4,638,000 or 40%. However, most of the sales decrease was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin remained consistent with the previous year at approximately $2,741,000 reflecting increased revenues and higher margins on training, consulting and design services. Gross margin as a percentage of sales increased to 40% from 24% in the 2000 period. Selling, general and administrative expenses decreased $484,000, or 17%, due to effective cost control efforts. JDL's operating income was $50,000 compared to an operating loss of $406,000 in the 2000 period.

Consolidated investment income, net of interest expense, decreased $91,000 due to lower returns on invested funds. Income before income taxes decreased $6,465,000 or 96%. The Company's effective income tax rate (recovery) was (24.6)% compared to 19.4% in 2000. The decrease in the tax rate was attributable to a lower percentage of the Company's earnings allocated to U.S. tax in the 2001 period. Net income decreased $5,105,000 or 94%.

                Three Months Ended September 30, 2001 Compared to
                      Three Months Ended September 30, 2000
--------------------------------------------------------------------------------
Consolidated sales decreased 22% to $23,074,000. The Company reported an operating loss of $491,000 in the third quarter of 2001 compared to operating income of $1,851,000 in the same period of 2000.

Suttle sales decreased 25% to $10,116,000. Sales to the major telephone companies decreased $4,016,000 to $2,695,000. Sales to these customers accounted for 27% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased $936,000, or 17%. Sales to retail customers decreased $160,000 or 28% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales decreased $454,000 to $269,000.

Sales of Suttle's voice products (CorroShield and conventional products) declined $1,620,000 or 27%. Sales of data products decreased 30% from the 2000 period. Sales of fiber-optic connector products increased 36% to $808,000. Sales of DSL (digital subscriber line) filters were $791,000 in the third quarter of 2001 compared to $912,000 in the same period in 2000.

Suttle's gross margins decreased 48% to $1,999,000. Gross margin percentage declined to 19.8% in 2001 from 28.6% in 2000. The decline in gross margin was due to price-cutting to meet competition as well as unfavorable overhead comparisons caused by lower than anticipated production volume. Suttle's operating income decreased $1,789,000 or 88%.

Austin Taylor's sales decreased 13% to $1,847,000. Austin Taylor's gross margin declined by $429,000. The decline in gross margin was principally due to lower business volume and costs associated with restructuring the business to match current volume levels. Selling, general and administrative expenses increased $8,700. Austin Taylor had an operating loss of $559,000 in the 2001 period compared to an operating loss of $121,000 in 2000.

Sales by Transition Networks, Inc. decreased $1,991,000 or 18%. Gross margin on Transition Networks' sales decreased 22% to $3,153,000. Gross margin as a percentage of sales decreased to 35% from 37% in 2000. Selling, general and administrative expenses decreased $830,000 or 26% due to effective cost control implementation. During the third quarter of 2000, the Company implemented a cost reduction program aimed at lowering this unit's overhead structure by 20%. Transition Networks had operating income of $407,000 in the 2001 period compared to operating income of $478,000 in 2000.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by JDL Technologies, Inc. decreased 29% to $2,124,000. However, most of the sales decrease was made up of low-margin or no-margin reselling of networking equipment to the education market. JDL's gross margin decreased $217,000 to $632,000. Gross margin as a percentage of sales increased to 30% in 2001 from 29% in the 2000 period. Selling, general and administrative expenses decreased $198,000, or 21%, due to cost control efforts. JDL's operating loss was $211,000 compared to a loss of $192,000 in the 2000 period.

Consolidated investment income, net of interest expense, increased $18,000 due to decreased interest expense on bank borrowings and higher cash balances available for investment. Income before income taxes decreased $2,324,000. The Company's effective income tax rate (recovery) was (57.8)% compared to 18.8% in 2000. Net income decreased $1,704,000.

                         Liquidity and Capital Resources
--------------------------------------------------------------------------------
At September 30, 2001, the Company had approximately $20,725,000 of cash and cash equivalents compared to $11,321,000 of cash and cash equivalents at December 31, 2000. The Company had working capital of approximately $50,022,000 and a current ratio of 3.5 to 1 compared to working capital of $45,486,000 and a current ratio of 3.0 to 1 at the end of 2000.

The Company had positive operating cash flow of $9,957,000 in the first nine months of 2001 compared to negative operating cash flow of $8,129,000 in the same period in 2000. This was due to reductions in accounts receivable and inventory levels as result of lower sales volumes and adjustments made to business plans to conserve cash. The Company used substantial amounts of cash in the 2000 period to support higher inventory and accounts receivable balances at JDL Technologies and Transition Networks.

Investing activities provided $5,137,000 of cash in the 2001 period which was due to redemption of mortgage backed securities and collection of notes receivable. Cash investments in new plant and equipment totaled $926,000 in the nine month period in 2001 compared with $1,922,000 for the same period in 2000. Investments in both years were financed by internal cash flows. The Company expects to spend a total of $1,500,000 on capital additions in 2001.

Net cash flows used in financing activities were $5,729,000 for the first nine months of 2001. The Company retired $101,000 of notes payable in the first nine months of 2001. Notes payable were $9,000,000 at September 30, 2001 compared to $9,101,000 at December 31, 2000. The Company purchased and retired 383,912 shares of its stock in open market transactions during the 2001 period. At September 30, 2001 Board authorizations are outstanding to purchase an additional 228,000 shares. Dividends paid on common stock were $2,550,000. Effective for the quarter beginning October 1, 2001, the CSI Board of Directors has suspended the payment of a regular quarterly dividend due to the substantial reduction in earnings during the past several quarters. Reinstatement of a quarterly dividend will be reviewed on a regular basis. The Company received $83,000 of cash in the 2001 period from employee stock purchases.


In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                           New Accounting Principles:
--------------------------------------------------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of September 30, 2001 and 2000 the Company had net goodwill of $5,160,000 and $7,252,000, respectively. Amortization expense recorded during the nine months ended September 30, 2001 and 2000 was $1,554,000.


                           PART II. OTHER INFORMATION

Items 1 - 6.  Not Applicable


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Communications Systems, Inc.

                                             By  /s/ Paul N. Hanson
                                             ----------------------------
                                             Paul N. Hanson
                                             Vice President and
                                             Chief Financial Officer
Date:  November 14, 2001