Form 10-K
period 2001-12-31
COMMUNICATIONS SYSTEMS INC
filed 2002-04-01
CIK 22701

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

                   For the fiscal year ended December 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-10355

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                             41-0957999
---------------------------------                            -------------------
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $57,843,000 based upon the closing sale price of the Company's common stock on the NASDAQ National Market System on March 15, 2002.

As of March 15, 2002 there were outstanding 8,261,493 shares of the Registrant's common stock.

Documents Incorporated by Reference: The Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2002 is incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called "CSI" or the "Company") is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States (including Puerto Rico), Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications and the manufacture of media and rate conversion products for telecommunications networks.

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

Effective April 7, 1999, the Company acquired LANart Corporation, a designer and manufacturer of application specific integrated circuits. LANart's operations have been merged into the Company's Transition Networks, Inc. subsidiary. The acquisition was accounted for as a purchase and operations of LANart Corporation have been included in consolidated results from April 7, 1999.

Additional information on these acquisitions can be found in subparagraphs
(c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 8 of Notes to Consolidated Financial Statements under Item 8, herein.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company divides its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks, which designs and markets data transmission and computer network products and other operations; JDL Technologies, Inc. provides telecommunications network design, specification and training services to educational institutions. The Company conducts manufacturing in the United States (including Puerto Rico), the United Kingdom and Costa Rica. Information regarding operations in the various segments is set forth in Note 9 of the Notes to Consolidated Financial Statements under
Item 8, herein.


(c) NARRATIVE DESCRIPTION OF BUSINESS

(i)  Suttle

The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Products are manufactured at the Company's plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Segment sales were $39,992,000 in 2001 or 42% of consolidated revenues and $55,111,000 or 46% in 2000.

         Products

Suttle's products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the products are used in voice applications, but the Company continues to develop an expanding line of products for network systems applications. A significant portion of the Company's revenues is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $.70 to $25.00 per unit. A majority of the sales volume, both in units and revenues, is derived from products selling for under $5.00.

The Company produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high-speed fiber-optic networks and local area network connections. The Company's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes. The Company's fiber-optic connector products range in price from $2.50 to $1,500.00.

The Company is a manufacturer of DSL (Digital Subscriber Lines) filters for home and business applications. The Company also resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

       Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing modular four, six and eight conductor jacks. Customers include the major telephone companies (frequently referred to as "RBOCs" which are Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These customers are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications.

As a group, sales to the major telephone companies, both directly and through distribution, were approximately $19,394,000 in 2001 and $29,713,000 in 2000, which represented 48% of Suttle's sales in 2001 and 54% in 2000. Sales to Verizon Logistics, Alltel Supply and KGP, the principal distributors serving this market, amounted to 21%, 17% and 7%, respectively, of Suttle's sales in 2001. Sales to Verizon Logistics, Alltell Supply and KGP were 20%, 17% and 14%, respectively, of Suttle's sales in 2000.

The Company markets business and network systems products, which are an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturer's representatives, through distributors, and through the Company's sales staff. Sales of products for business and network systems accounted for 13% and 16% of Suttle's revenues in 2001 and 2000, respectively.

Approximately 4% of Suttle's 2001 and 2000 revenues were derived from sales in the retail market. The Company is a supplier of telephone connecting products to Radio Shack, other retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff, manufacturers' representatives and a network of distributors, including Graybar Electric Company, Arcade Electronics and Branch Datacom. Sales of fiber-optic products accounted for 6% of Suttle's revenues in 2001 and 4% in 2000. Sales of DSL products introduced in 2000 represented an additional 11% of sales in 2001 and 4% in 2000.

The balance of Suttle's sales in 2001 and 2000 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

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

The Company's principal competitor for sales to the major telephone companies is Lucent Technologies. To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

       Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2002 were approximately $2,964,000 compared to approximately $1,839,000 at March 1, 2001. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

       Manufacturing and Sources of Supply

The Company's products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. The unavailability of the gel-filled figs from Tyco Electronics could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

        Research and Development; Patents

The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was its Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's SpeedStar line of high-speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard. In 2000, DSL (Digital Subscriber Lines) filters for home and business applications were introduced.

Historically, the Company has not relied on patents to protect its competitive position in the station apparatus market. However, duplication of Company designs by foreign apparatus manufacturers has caused the Company to apply for design patents on a number of products.

The Company's "Suttle Apparatus" brand name is important to its business. The Company regularly supports this name by trade advertising and believes it is well known in the marketplace.

(ii) Austin Taylor

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. Sales by Austin Taylor were $9,620,000, or 10% of consolidated revenues, in 2001 and $10,148,000 or 8% in 2000.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting, plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Cable and Wireless Communications, Northern Telecom Europe, Lucent Technologies and British Telecom. Austin Taylor's products are sold directly by its sales staff and through distributors, including Anixter Communications, NS Supply Group, RS Components and Telcom Products. Approximately 32% of Austin Taylor sales were to United Kingdom customers in 2001 and 2000.

The Company believes the European telecommunications market will offer increasing opportunities as the European Economic Community eliminates trade barriers and standardizes use of modular connector products. Austin Taylor also serves as a base to manufacture and/or distribute Suttle and Transition Networks, Inc. products and jointly developed products in the United Kingdom, Europe and internationally. The Company markets Austin Taylor products in the U.S., Canada, and other markets.

Outstanding customer orders for Austin Taylor products were approximately $527,000 at March 1, 2002 compared to $595,000 at March 1, 2001. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(iii) Transition Networks

Transition Networks designs, manufactures and markets media converters, baluns, transceivers, network interface cards, and fiber hubs. Transition Networks sells its product solely through distributors, resellers, integrators, and OEMs. Sales decreased $4,327,000 or 11% to $35, 246,000. However, operating income increased by $1,413,000 to $2,118,000. The increase in operating income can be attributed to the reduction of selling, general and administrative expenses. International sales accounted for 37.2% of sales or $13,111,512 in 2001, up slightly compared to 2000 when international sales accounted for 36.4% of total sales. Sales to major distributors in 2001 totaled $18,640,114 a 16% decline compared to 2000.


            Products

Transition Networks designs, produces, and sells media converter devices that make it possible to transmit telecommunications signals between systems using different types of media (for example between copper and fiber optic networks). These products are used to support legacy systems as customers' networks grow, integrate fiber optics into a network, and extend the reach of networks. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, Token Ring, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, 3270, and 5250. The company uses ASIC (Application Specific Integrated Circuits) for development of some products, but is also reliant on industry for the development of new integrated circuits for the development of new products. Transition Networks is also vulnerable to the threat of manufacturers discontinuing a product that may be a sole source. Product hardware and software development is done internally. The software that Transition Networks utilizes to manage our products is provided free with the product. The concentration of Transition Networks product development is on hardware; software is developed to support hardware sales.

Transition Networks outsources most of its manufacturing processes. Approximately 55% of its products are manufactured offshore, principally in the Far East. These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

         Markets and Marketing

Transition Networks' products are used in a broad array of markets including enterprise networks, service providers' networks, and industrial environments such as manufacturing floors. Due to its broad customer base and the nature of the applications for its products, Transition Networks was not impacted to the extent that other network equipment manufacturers were affected by the market downturn.

The media conversion product line consists of the different form factors to address various applications. The chassis based systems, the Conversion Center(TM) and the Point System(TM) are used primarily in telecommunication closets for high-density applications and when multiple protocols need to be supported. Stand alone media converters are used typically at a workstation or for lower density applications.

Transition Networks continues to develop products that address the enterprise, service provider, and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets. Some of these products include DS3, remote management devices, and single fiber products. Some development efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Marketing primarily consists of tradeshows, trade magazine advertising, public relations activities, and direct mail. Total dollars spent in 2001 on marketing declined 31% compared to 2000. This can be attributed to a temporary reduction in employees, reduced advertising, and reduced mailing efforts.

         Research and Development

Research and development consists mostly of salaries and personnel costs related to engineering, technical support, outside testing, equipment and supplies associated with enhancing existing products and developing new products. With the exception of capital expenditures, research and development costs are expensed when incurred. Research and development spending was $576,000 in 2001 compared to $640,000 in 2000. The cost reduction was due to closing of a development center in Needham, MA and consolidating development efforts at the Eden Prairie, MN facility.

         Competition

Transition Networks faces strong competition across its entire product line. Allied Telelsyn a manufacturer of media converters, network interface cards, transceivers and switch products is the leading competitor. Other competitors include IMC Networks and Metrobility Optical Solutions. A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches.

       Order Book

Outstanding customer orders for Transition Networks products were approximately $387,000 at March 1, 2002 and $1,225,000 at March 1, 2001. Transition Networks also fills orders on a relatively short-term basis and therefore does not believe its order book is a significant indicator of future results.



(iv) JDL Technologies, Inc.

JDL Technologies, Inc. provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. Sales by JDL for 2001 totaled $10,247,000 and represented 11% of consolidated revenues. Total sales for 2000 totaled $14,887,000 or 12% of consolidated revenues. Sales of hardware, software and related equipment totaled $5,664,000 in 2001 or 55% of total sales compared to $12,285,000 in 2000 or 83%. of total sales. Training, support and consulting revenue totaled $4,584,000 and $2,595,000 in 2001 and 2000, respectively. Sales of hardware products, consulting and training services to two large school districts totaled $11,725,000 in 2000.

Outstanding customer orders for JDL products and services were approximately $8,736,000 as of March 1, 2002 and $2,350,000 at March 1, 2001. JDL does not believe its order book is a significant indicator of future results.


(d) Employment Levels

As of March 1, 2002 the Company employed 621 people. Of this number, 384 were employed by Suttle (including 30 in Puerto Rico, 150 in Hector, Minnesota and 204 in Costa Rica),114 by Austin Taylor Communications, Ltd., 80 by Transition Networks, Inc., 27 by JDL Technologies, Inc. and 16 general and administrative positions. The Company considers its employee relations to be good.

(e)  Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to RBOCs and other major customers; competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, profitability of recent acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

(f)  Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2002 were as follows:

     Name                   Age    Position 1
     ----                   ---    --------

     Curtis A. Sampson      68     Chairman of the Board and Chief Executive
                                   Officer [1970]

     Jeffrey K. Berg        59     President and Chief Operating Officer [2000]2

     Paul N. Hanson         55     Vice President - Finance, Treasurer and Chief
                                   Financial Officer [1982]

     Daniel G. Easter       45     President, Transition Networks, Inc. [2000]3

     Lee Ludlam             41     Managing Director, Austin Taylor
                                   Communications, Ltd. [1998]4

     Thomas J. Lapping      43     President, JDL Technologies, Inc. [1998]5

-----------------------------------

1 Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2 Mr. Berg was appointed Chief Operating Officer of Communications Systems, Inc. in November 2000 and named President of the Company in March 2002. Prior to November 2000, Mr. Berg served as President of the Company's Suttle Apparatus Corporation.

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

5 JDL Technologies, Inc. was acquired by the Company in 1998. Mr. Lapping founded JDL Technologies, Inc. in 1989.

Messrs. Sampson and Hanson each devote approximately 50% of their working time to the Company's business with the balance devoted to management responsibilities at Hector Communications Corporation ("HCC"), a diversified telecommunications holding company also headquartered in Hector, Minnesota, for which they are separately compensated by HCC.

 (g) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
     EXPORT SALES

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

- Suttle's manufacturing is conducted at three locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company leases space from the Puerto Rico Industrial Development Company in a facility in Humacao, Puerto Rico aggregating 7,000 square feet. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica. In 2001, the Company began leasing a 35,000 square foot facility in Waconia, Minnesota to be utilized as a distribution center for Suttle and Transition Networks, Inc. products.

-    Austin Taylor Communications, Ltd. owns a 40,000 square foot facility.

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

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

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

The table below presents the price range of high and low trades of the Company's common stock for each quarterly period indicated as reported by NASDAQ:

                               2001                               2000
                    -------------------------           ------------------------
                       High              Low              High               Low

First                $10.69            $7.75            $24.00            $12.56
Second                 9.50             7.01             18.63             13.13
Third                  8.61             5.40             17.88             12.00
Fourth                 8.15             5.85             14.13              7.25

 (b)     HOLDERS

At March 1, 2002 there were approximately 820 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

The Company had paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends paid were $.10 in 1999 and 2000. Effective for the quarter beginning October 1, 2001, the CSI Board of Directors suspended the payment of a regular quarterly dividend due to the substantial reduction in earnings during the first half of 2001. Reinstatement of a quarterly dividend will be reviewed on a regular basis.

ITEM 6.  SELECTED FINANCIAL DATA

                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         SELECTED FINANCIAL INFORMATION
                                     (in thousands except per share amounts)

                                                                      Year Ended December 31
                                                 ---------------------------------------------------------------
                                                      2001          2000         1999         1998          1997
                                                 ---------     ---------    ---------    ---------     ---------
Selected Income Statement Data
Revenues                                         $  95,105     $ 119,720    $ 117,525    $  71,570     $  76,114

Costs and Expenses:
  Cost of Sales                                     69,602        82,355       77,280       50,599        52,684
  Selling, General and Administrative Expenses      24,691        29,432       28,907       12,413        10,947
                                                 ---------     ---------    ---------    ---------     ---------
    Total Costs and Expenses                        94,293       111,787      106,187       63,012        63,631

Income From Operations                                 812         7,933       11,338        8,558        12,483

Other Income, Net                                      225           339          296        1,259         1,654

Income Before Income Taxes                           1,037         8,272       11,634        9,817        14,137
Income Tax Expense                                     325         1,600        2,620        1,950         3,200
                                                 ---------     ---------    ---------    ---------     ---------
Net Income                                       $     712     $   6,672    $   9,014    $   7,867     $  10,937
                                                 =========     =========    =========    =========     =========
Basic Net Income Per Share                       $     .09     $     .76    $    1.04    $     .87     $    1.18
                                                 =========     =========    =========    =========     =========
Diluted Net Income Per Share                     $     .09     $     .75    $    1.03    $     .87     $    1.17
                                                 =========     =========    =========    =========     =========
Cash Dividends Per Share                         $     .30     $     .40    $     .40    $     .38     $     .34
                                                 =========     =========    =========    =========     =========
Average Common and Potential Common
  Shares Outstanding                                 8,365         8,865        8,727        9,084         9,325
                                                 =========     =========    =========    =========     =========
Selected Balance Sheet Data
Total Assets                                     $  88,012     $  93,198    $  91,476    $  83,900     $  77,518
Property, Plant and Equipment, Net                   8,137        10,106       10,960       11,379         9,675
Working Capital                                     51,149        45,486       34,787       37,245        48,514
Stockholders' Equity                                67,308        71,267       66,422       63,454        69,264



ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              2001 Compared to 2000
                             ---------------------

Consolidated sales in 2001 decreased 21% to $95,105,000 in 2001 as compared to consolidated sales of $119,720,000 in 2000. Consolidated gross margins decreased by 4% in 2001 compared to 2000. Consolidated selling, general and administrative expenses increased 1% to 26% of gross revenue. Consolidated operating income decreased 90% to $812,000. Consolidated net income decreased 89% to$712,000 in 2001 or $.09 per diluted share compared to $.75 in 2000.

Overall, operating results of all business segments were adversely affected by the overall slowdown in economic conditions resulting in decreased capital spending and reduced equipment purchases by telecommunications service providers. Pricing pressures and excess manufacturing capacity also resulted in the Company experiencing decreases in gross margins. The Company's media conversion segment Transition Networks was not impacted as severely by the weak market conditions, which resulted in improved profitability as compared to the previous year. In 2001, the Company's manufacturing operations were downsized to match existing and anticipated volumes. Employment levels were reduced 30% in 2001 and in addition, two of three manufacturing facilities in Puerto Rico were closed to streamline overhead cost structures. The Company is pursuing new opportunities with significant long-term growth potential in residential and small business markets. Media conversion and wireless bandwidth solutions are also expected to significantly contribute to the Company's growth.

Suttle's sales decreased 27% to $39,992,000 in 2001 as compared to $55,111,000 in 2000. Sales to customers in the United States (U.S.) decreased 26% to $38,980,000 from $53,000,000 in 2000. Sales to the RBOC's (Regional Bell Operating Companies) decreased 35% to $19,626,000 from $24,713,000 in 2000. Sales to these customers represent 48% and 56% of Suttle's U.S. customer sales in 2001 and 2000, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $15,632,000 or 20% from prior year. Sales to retail customers decreased 32% to $1,651,000 from $2,413,000 in 2000. Suttle's international sales decreased by 52% to $1,010,000 in 2001.

The sales decreases were reflected in most product lines with the exception of fiber-optic products and DSL (Digital Subscriber Lines) filters. CorroShield (standard voice jack for most telephone applications) product sales fell 34% to $15,465,000 in 2001 from $23,412,000 in 2000. Sales of fiber-optic connector products increased 13% to $2,283,000 from $2,023,000 in 2000. Sales of data products decreased 43% in 2001 to $5,056,000 from $8,863,000 in 2000. DSL filters (introduced in 2000) sales were $4,209,000 or 10% of Suttle's sales in 2001 versus $2,271,000 or 4% of sales in 2000.

Suttle's gross margins declined 53% to $8,219,000 with the gross margin percentage declining to 20.6% in 2001 from 31.6% in 2000. The gross margin decline is due primarily to lower business volumes, excess overhead costs and pricing reductions due to competitive pressures. Selling, general and administrative expenses decreased $700,000 or 9%. Operating income declined by $8,500,000 or 89%.

Austin Taylor's sales decreased by 5% to $9,620,000 in 2001. The sales decrease was due to below plan sales to several key United Kingdom (U.K.) accounts. Gross margin decreased by $565,000 or 44% from prior year and as a percentage of sales decreased 5.2% in 2001. The gross margin decline is due to excess overhead costs, pricing reductions and payment of severance costs associated with the resizing of the operations in the third and fourth quarters of 2001. Selling, general and administrative expenses increased $67,000. Operating income declined $632,000.

Transition Network sales decreased $4,327,000 or 11% to $35,246,000. Operating income increased by $1,413,000 or 146% to $2,118,000. Sales to distributors were $18,640,000 in 2001 or 53% of total sales compared to $21,760,000 or 55% of total sales in 2000. The balance of sales in both years was made to system integrators and resellers, to OEMs and through catalog sales. Sales to international customers were $13,112,000 and were 37% of total sales in 2001 compared to $14,237,000 or 36% in 2000. Gross margin dollars decreased by $2,198,000 and as a percentage of sales decreased by 1.5%. Selling, general and administrative expenses decreased by $3,611,000 and 6% as a percentage of sales.

JDL Technologies sales decreased 31% to $10,247,000 in 2001 compared to $14,887,000 in 2000. The sales decrease was due to lower sales of computer and network hardware in 2001 compared to 2000. Operating income increased by $564,000 or 78% compared to 2000. Computer and network hardware sales represented $5,664,000 or 55% of total JDL revenues in 2001 compared to 83% of total revenue in 2000. Consulting, training and support was $4,535,000 or 45% of total sales compared to 17% of total sales in 2000. Gross margin in 2001 was $3,657,000 or 36% compared to $3,556,000 or 24% in 2000. The higher gross margin in 2001 is consistent with increased revenues in consulting, training, and design services as compared to 2000. Selling, general and administrative expenses decreased to $3,816,000 in 2001 from $4,278,000 in 2000 but as a percentage of net sales increased 8% to 37%.

Consolidated investment income, net of interest expense, decreased by $114,000 due to decreased earnings on invested funds. Income from continuing operations before income taxes decreased 90% to $812,000. The Company's effective income tax rate was 31.3% in 2001 as compared to 19.3% in 2000. The increase in the tax rate was attributable to higher U.S. and U.K. earnings as a percentage of total earnings, which are subject to higher tax rates than Puerto Rico earnings.

                              2000 Compared to 1999
                              ---------------------

Consolidated sales increased 2% to $119,720,000 in 2000. Consolidated selling, general and administrative expenses remained at approximately 25% of gross revenues. Consolidated operating income decreased 30% to $7,933,000. . Consolidated net income decreased 26% to $6,672,000 or $.75 per diluted share compared to $1.03 in 1999. The consolidated net income decrease was due primarily to a consolidated 3% decline in gross margin. Overall, CSI was adversely affected by the slowdown in purchasing by telecommunications service providers due to general weakening economic conditions and continuing consolidation within the telecom industry.

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

JDL Technologies sales increased by $3,746,000 or 34% in 2000. The sales increase was due to higher sales of computer and network hardware in 2000 compared to 1999. Operating income decreased by $438,500 compared to 1999. Computer and network hardware represented $12,285,000 or 83% of total JDL revenues in 2000 compared to 77% in 1999. Consulting, training and support was $2,595,000 or 17% of total sales compared to 23% of total sales in 1999. Gross margin in 2000 was $3,556,000 or 24% in 2000 compared to $3,147,000 or 28% in
1999. Selling, general and administrative expenses increased to $4,278,000 in 2000 from $2,986,000 in 1999 but as a percentage of sales decreased 1% to 26%.

Consolidated investment income, net of interest expense, increased by $43,000 due to increased earnings on invested funds. Income from continuing operations before income taxes decreased 30% to $3,404,000. The Company's effective income tax rate was 19.3% in 2000 as compared to 22.5% in 1999. The decrease in the tax rate was attributable to lower U.S. and U.K. earnings, which are subject to higher tax rates than Puerto Rico earnings

                          Acquisitions and Dispositions
                          -----------------------------

Effective April 7, 1999, the Company acquired LANart Corporation, a manufacturer of application specific integrated circuits (ASIC chips) located in Needham, Massachusetts, for approximately $4,800,000. The operations were subsequently merged with the Company's Transition Networks, Inc. subsidiary.

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

The Company does not believe introduction of the Euro has had any material effect on its business at this time. The United Kingdom, where Austin Taylor is located, is not among the countries converting to the Euro. The Company does not do significant amounts of business in other participating European nations, nor does it hold assets valued in other European currencies. The Company will continue to monitor the European currency situation and take action as required.


                         Liquidity and Capital Resources
                         -------------------------------

At December 31, 2001, the Company had approximately $22,240,000 of cash and cash equivalents compared to $11,321,000 of cash and cash equivalents at December 31, 2000. The Company had working capital of approximately $51,149,000 and a current ratio of 3.5 to 1 compared to working capital of $45,486,000 and a current ratio of 3.0 to 1 at the end of 2000. The increase in working capital was primarily due to an increase in cash due primarily to redemption of mortgage backed securities, collection of receivables, reduction of inventories and adjustments to business plans to conserve cash.

Cash flow provided by operations was approximately $11,634,000 in 2001 compared to $162,000 provided by operations in 2000. The increase was primarily due to the Company's decreased inventory and accounts receivable levels and non-cash charges for depreciation and amortization.

Investing activities provided $5,092,000 of cash in 2001. Cash investments in new plant and equipment totaled $984,000 in 2001. The Company expects to invest $2,000,000 on capital additions in 2002. The Company invested approximately $5,825,000 in the purchase of debt securities in 1999 and redeemed them in the second quarter of 2001. Cash investments in new subsidiaries in 1999 was $3,956,000.

Net cash used in financing activities was $5,797,000. Dividends paid on common stock were $2,554,000. Proceeds from common stock issuances, principally exercises of key employee stock options, totaled $83,000 in 2001 and $3,656,000 in 2000. The Company purchased and retired 395,252 and 286,729 shares of its stock in open market transactions during 2001 and 2000 respectively. Board authorizations are outstanding to purchase 228,433 additional shares. The Company may purchase and retire additional shares in 2002 if warranted by market conditions and the Company's financial position.

The bulk of Suttle's operations were located in Puerto Rico until December 2001 The Company's earnings in Puerto Rico are sheltered from U.S. income tax by the possessions tax credit (Internal Revenue Code Section 936). The amount of the possessions tax credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $0, $82,000 and $827,000 in 2001, 2000 and 1999, respectively.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit continued to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $564,000, $1,908,000 and $2,023,000 in 2001, 2000 and 1999, respectively.

In December 2001 the Company reduced its operations in Puerto Rico in order to match anticipated business volume requirements. By reducing its Puerto Rico operations the Company substantially reduced the amount of possessions tax credit available to shelter earnings from U.S. income tax. As a result, the Company expects its corporate income tax rate on future earnings will more closely match normal U.S. income tax rates.

At December 31, 2001 approximately $28,458,000, $5,350,000 and $1,575,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments as needed to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 2001, the Company's outstanding obligations for notes payable totaled $9,000,000. The Company expects to repay or refinance this credit line in 2002. The unused portion of the Company's credit line ($1,000,000 at December 31, 2001) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                                Subsequent Event
                                ----------------

Effective March 25, 2002, the Company acquired substantially all the assets of MiLAN Technology Corporation for approximately $8,300,000 of cash. MiLAN is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.

                          Critical Accounting Policies
                          ----------------------------

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of asset, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves for inventory obsolence, uncollectable receivables and sales returns. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgements are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results.

                            New Accounting Standards
                            ------------------------

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of December 31, 2001 and 2000 the Company had net goodwill of $4,638,000 and $6,729,000, respectively. Amortization expense recorded during the twelve months ended December 31, 2001 and 2000 was $2,092,000 for each year.


On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact to the results of operations for the year ended December 31, 2001 or 2000.

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

ITEM 7a.                     Market Risk Disclosures
                             -----------------------

The Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2001 our bank line of credit carried a variable interest rate based on our bank's average certificate of deposit rate plus 1.5%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS
                              REPORT OF MANAGEMENT

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


/s/ Curtis A. Sampson                        /s/ Paul N. Hanson
------------------------------------         -----------------------------------
Curtis A. Sampson                            Paul N. Hanson
Chairman and Chief Executive Officer         Chief Financial Officer


                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche   LLP
Deloitte & Touche LLP
February 28, 2002
(March 25, 2002 as to Note 9)
Minneapolis, Minnesota

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           December 31
                                                   ----------------------------
                                                          2001            2000
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 22,239,883    $ 11,321,374
  Trade accounts receivable, less allowance for
    doubtful accounts of  $1,064,000 and
    $913,000, respectively                           19,182,828      23,189,409
  Inventories (Note 2)                               24,931,739      27,479,839
  Note receivable (Note 1)                            2,765,390       2,965,390
  Other current assets                                  556,906         626,139
  Deferred income taxes (Note 7)                      2,176,405       1,834,745
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                           71,853,151      67,416,896

PROPERTY, PLANT AND EQUIPMENT,net (Notes 1 and 3)     8,136,673      10,106,044

OTHER ASSETS:
  Excess of cost over net assets acquired (Note 1)    4,638,068       6,728,995
  Investments (Note 1)                                   60,019       5,916,507
  Deferred income taxes (Note 7)                      3,070,027       2,735,811
  Other assets                                          253,865         293,801
                                                   ------------    ------------
    TOTAL OTHER ASSETS                                8,021,979      15,675,114
                                                   ------------    ------------

TOTAL ASSETS                                       $ 88,011,803    $ 93,198,054
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 1)                           $  9,000,000    $  9,101,438
  Accounts payable                                    5,567,390       5,866,627
  Accrued expenses                                    3,890,113       4,579,202
  Dividends payable                                                     880,391
  Income taxes payable                                2,246,299       1,503,468
                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                        20,703,802      21,931,126

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common stock, par value $.05 per share;
    30,000,000 shares authorized; 8,262,314
    and 8,616,909 shares issued and outstanding,
    respectively (Notes 1 and 6)                        413,116         430,846
  Additional paid-in capital                         27,855,529      28,877,135
  Retained earnings                                  39,463,137      42,309,918
  Cumulative other comprehensive loss                  (423,781)       (350,971)
                                                   ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                       67,308,001      71,266,928
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 88,011,803    $ 93,198,054
                                                   ============    ============

See notes to consolidated financial statements.


                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               Year Ended December 31
                                                                 ---------------------------------------------------
                                                                         2001                2000               1999
                                                                 ------------        ------------       ------------
REVENUES (Note 9):                                               $ 95,105,438        $119,720,115       $117,524,617

COSTS AND EXPENSES:
  Cost of sales                                                    69,602,302          82,354,384         77,279,741
  Selling, general and administrative expenses                     24,690,686          29,432,373         28,907,288
                                                                 ------------        ------------       ------------
    TOTAL COSTS AND EXPENSES                                       94,292,988         111,786,757        106,187,029
                                                                 ------------        ------------       ------------

OPERATING INCOME                                                      812,450           7,933,358         11,337,588

OTHER INCOME (EXPENSE):
  Investment income                                                   785,323           1,028,681            986,263
  Interest expense                                                   (560,524)           (689,867)          (690,129)
                                                                 ------------        ------------       ------------
    OTHER INCOME, net                                                 224,799             338,814            296,134
                                                                 ------------        ------------       ------------

INCOME BEFORE INCOME TAXES                                          1,037,249           8,272,172         11,633,722

INCOME TAX EXPENSE (Note 7)                                           325,000           1,600,000          2,620,000
                                                                 ------------        ------------       ------------

NET INCOME                                                            712,249           6,672,172          9,013,722
                                                                 ------------        ------------       ------------

OTHER COMPREHENSIVE (LOSS)
  Foreign currency translation adjustment                             (72,810)           (382,435)          (153,981)
  Unrealized holding gain (loss) on debt securities                                        73,800            (79,087)
                                                                 ------------        ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  BEFORE INCOME TAXES                                                 (72,810)           (308,635)          (233,068)
Income tax expense (benefit) related to unrealized
  gains and losses on debt securities                                                      25,614            (27,411)
                                                                 ------------        ------------       ------------
                                                                      (72,810)           (334,249)          (205,657)
                                                                 ------------        ------------       ------------
COMPREHENSIVE INCOME                                             $    639,439        $  6,337,923       $  8,808,065
                                                                 ============        ============       ============

BASIC NET INCOME PER COMMON SHARE (Note 1)                       $        .09        $        .76       $       1.04
                                                                 ============        ============       ============

DILUTED NET INCOME PER COMMON SHARE (Note 1)                     $        .09        $        .75       $       1.03
                                                                 ============        ============       ============

AVERAGE BASIC SHARES OUTSTANDING                                    8,363,046           8,750,279          8,644,217
AVERAGE DILUTED SHARES OUTSTANDING                                  8,364,553           8,865,466          8,727,140

See notes to consolidated financial statements.


                                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Cumulative
                                                            Additional                Stock Option       Other
                                        Common Stock         Paid-in      Retained        Notes      Comprehensive
                                     Shares      Amount      Capital      Earnings      Receivable   Income (Loss)        Total
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1998       8,791,301   $ 439,565   $25,250,914   $37,862,463   $  (288,225)  $    188,935     $63,453,652
  Net income                                                               9,013,722                                    9,013,722
  Issuance of common stock under
    Employee Stock Purchase Plan      27,431       1,372       266,766                                                    268,138
  Issuance of common stock to
    Employee Stock Ownership Plan     19,893         995       234,005                                                    235,000
  Issuance of stock under
    Employee Stock Option Plan        24,783       1,239       259,537                                                    260,776
  Stock issued as compensation         8,000         400        91,600                                                     92,000
  Stock option compensation                                    125,798                                                    125,798
  Tax benefit from non qualified
    employee stock options                                      13,754                                                     13,754
  Purchase of common stock          (320,136)    (16,007)     (940,068)   (2,423,746)                                  (3,379,821)
  Shareholder dividends                                                   (3,455,570)                                  (3,455,570)
  Other comprehensive loss                                                                               (205,657)       (205,657)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1999       8,551,272     427,564    25,302,306    40,996,869      (288,225)       (16,722)     66,421,792
  Net income                                                               6,672,172                                    6,672,172
  Issuance of stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                    317,737
  Issuance of stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                    307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                  3,338,181
  Stock issued as compensation         8,000         400       119,600                                                    120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                    397,420
  Purchase of common stock          (286,729)    (14,336)     (888,887)   (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                   (3,516,065)                                  (3,516,065)
  Collection of stock option
    notes receivable                                                                       288,225                        288,225
  Other comprehensive loss                                                                               (334,249)       (334,248)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2000       8,616,909     430,846    28,877,135    42,309,918           -         (350,971)     71,266,928
  Net income                                                                 712,249                                      712,249
  Issuance of stock under
    Employee Stock Purchase Plan      15,657         783        82,363                                                     83,146
  Issuance of stock to
    Employee Stock Ownership Plan     25,000       1,250       219,075                                                    220,325
  Purchase of common stock          (395,252)    (19,763)   (1,323,044)   (1,885,563)                                  (3,228,370)
  Shareholder dividends                                                   (1,673,467)                                  (1,673,467)
   Other comprehensive loss                                                                               (72,810)        (72,810)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2001       8,262,314   $ 413,116   $27,855,529   $39,463,137           -     $   (423,781)    $67,308,001
                                   =========   =========   ===========   ===========   ===========   ============     ===========

See notes to consolidated financial statements.


                                            COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31
                                                                 --------------------------------------------------
                                                                        2001                2000              1999
                                                                 ------------        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $    712,249        $  6,672,172      $  9,013,722
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                               5,015,807           5,098,123         4,801,290
        Increase in deferred taxes                                   (674,963)           (666,985)         (816,225)
        Tax benefit from non-qualified stock options                                      397,420
        Changes in assets and liabilities net of effects
        from acquisitions:
          Decrease (increase) in accounts receivable                3,948,522          (2,222,176)       (4,744,476)
          Decrease (increase) in inventory                          2,491,627          (6,455,692)          693,624
          Decrease (increase) in other current assets                 116,531             (55,759)          (99,920)
          Increase (decrease)  in accounts payable                   (256,841)         (2,071,389)        2,241,620
          Increase (decrease) in accrued expenses                    (462,842)            739,557          (581,638)
          Increase (decrease) in income taxes payable                 743,567          (1,272,969)          713,595
                                                                 ------------        ------------      ------------
            Net cash provided by operating activities              11,633,657             162,302        11,221,592

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (984,369)         (2,276,790)       (2,226,103)
    Maturities of debt securities                                   5,856,488             214,973         1,008,607
    Purchases of debt securities                                                                         (5,825,747)
    Increase in other assets                                           19,686             309,833           219,507
    Cash receipts from sale of assets of discontinued operations      200,000             400,000           400,000
    Payment for purchase of subsidiaries, net of cash acquired                                           (3,955,898)
                                                                 ------------        ------------      ------------
          Net cash provided by (used in) investing activities       5,091,805          (1,351,984)      (10,379,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable and long-term debt                    (101,438)            (38,518)       (1,131,484)
    Proceeds from notes payable                                                            96,921         1,096,921
    Collection of stock option note receivable                                            288,225
    Dividends paid                                                 (2,553,858)         (3,490,761)       (3,479,613)
    Proceeds from issuance of stock                                    83,146           3,655,918           542,668
    Purchase of stock                                              (3,224,897)         (2,746,281)       (3,379,821)
                                                                 ------------        ------------      ------------
          Net cash used in financing activities                    (5,797,047)         (2,234,496)       (6,351,329)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                        (9,906)            (92,103)          (58,337)
                                                                 ------------        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               10,918,509          (3,516,281)       (5,567,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     11,321,374          14,837,655        20,405,363
                                                                 ------------        ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 22,239,883        $ 11,321,374      $ 14,837,655
                                                                 ============        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                            $    342,335        $  2,885,278      $ 1,850,564
    Interest paid                                                     507,014             682,679          714,871

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999

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

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts and lower of cost or market inventory adjustments.

Financial instruments: The fair value of the Company's financial instruments, which consist of marketable securities, accounts receivable, notes receivable, mortgage-backed securities, accounts payable, accrued expenses and notes payable, approximate their carrying value due to their short-term nature and the variable interest rate on outstanding indebtedness.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from Hector Communications Corporation: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $154,000 and $172,000 at December 31, 2001 and 2000, respectively. Accounts with HCC are handled on an open account basis.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,904,629, $2,969,253 and $2,827,709 for 2001, 2000 and 1999, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired: The excess of cost over net assets of subsidiaries acquired in purchase transactions is being amortized on the straight-line method over periods of 5 to 15 years. Amortization included in costs and expenses was $2,091,928, $2,128,870 and $1,973,581 in 2001, 2000 and
1999, respectively.

Note receivable: The note receivable represents the balance due from the sale of the Company's contract manufacturing operations sold in 1996. The note bears interest at the prime rate and is secured by the assets sold. The original amount was $4,866,000 and the maturity date was November 1, 2001. The note and accrued interest was paid in full in January 2002.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. At December 31, 2001 and 2000, no impairment loss provision is required or recorded in the consolidated financial statements.

Investments: The Company's Puerto Rico subsidiary owns a portfolio of AAA rated mortgage-backed securities it is holding to maturity. At December 31, 2001, the amortized cost basis of the securities was $21,809, which approximates market value. In addition the Company also owns marketable securities with a cost of $34,346 and market value of $38,210.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. Outstanding borrowings against the line of credit at December 31, 2001 and 2000 was $9,000,000. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (4.0% at December 31, 2001). The credit line matures June 30, 2002 and is secured by assets of the Company.

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. The cumulative foreign currency translation balance is $424,000 and $347,000 at December 31, 2001 and 2000, respectively.

Revenue recognition: The Company recognizes revenue for all domestic and international sales at the shipping point. Shipping terms are FOB shipping point. The Company sells the majority of products directly to its customers. The balance of sales is through distributors. Generally, risk of loss transfers at the point of shipment and the Company has no further obligation for performance after such time. The Company establishes an allowance for sales returns based on historical experience. Payment terms for distributors are consistent with the terms of the Company's direct customers.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 1,507 shares, 115,187 shares, and 82,923 shares in 2001, 2000 and 1999, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 1,076,304 shares of common stock at a range of $8.00 to $18.91 were outstanding during 2001 but were not included in the computation of diluted earnings per share because the options' price was greater than the average market price of common stock.

New accounting principles: On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales. Adoption of SFAS No. 133 had no effect on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Statement is effective for the Company on January 1, 2002. The Company is currently assessing but has not yet determined the impact of the Statement on its financial position and results of operations. As of December 31, 2001 and 2000 the Company had net goodwill of $4,638,000 and $6,729,000, respectively. Amortization expense recorded during the twelve months ended December 31, 2001 and 2000 was $2,092,000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. The Company adopted the provisions of SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact to the results of operations for the years ended December 31, 2001 and 2000.

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

Basis of presentation: Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of:

                                                          December 31
                                                -------------------------------
                                                       2001               2000
                                                ------------       ------------
      Finished goods                            $ 15,821,487       $ 10,876,529
      Raw and processed materials                  9,110,252         16,603,310
                                                ------------       ------------
                                                $ 24,931,739       $ 27,479,839
                                                ============       ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                          December 31
                                   Estimated    -------------------------------
                                  useful life          2001               2000
                                  -----------   ------------      -------------
      Land                                      $    290,939      $     293,299
      Buildings                    7-30 years      3,116,949          3,077,470
      Machinery and equipment      3-15 years     26,545,446         26,746,398
      Furniture and fixtures       5-10 years      3,001,702          3,349,101
                                                ------------      -------------
                                                  32,955,036         33,466,268
      Less accumulated depreciation               24,818,363         23,360,224
                                                ------------      -------------
                                                $  8,136,673      $  10,106,044
                                                ============      =============

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2001, 2000 and 1999 were $263,000, $347,000, and $275,000, respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $1,078,000, $901,000 and $885,000 in 2001, 2000 and 1999 respectively. At December 31, 2001, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  2002                          $    560,265
                  2003                               570,922
                  2004                               542,938
                  2005                               262,794
                  2006                               245,317
                                                ------------
                                                $  2,182,236
                                                ============

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.


NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 1,900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 2001, 272,568 shares remained available to be issued under the plan. Options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire ten years from date of grant. At December 31, 2001, 96,000 shares are available to be issued under the plan.

The Company issued 8,000 common shares of stock to JDL Technologies employees as compensation for services during 2000 and 1999. No shares were issued in 2001 to JDL employees as compensation. Compensation expense recorded was $0 in 2001, $120,000 in 2000 and $92,000 in 1999.

The Company awarded 240,000 incentive stock options to employees of Transition Networks, Inc. in March 1999. For 1999 these options were based on the attainment of TNI's annual revenue and operating income targets. On the measurement date of December 31, 1999, 44,736 incentive stock options were vested in the accounts of eligible employees. The Company recorded compensation expense of $125,798 in 1999 in connection with these options. Compensation expense was based on the difference between the exercise price and the market price at the measurement date. During the years 2000 to 2004, the balance of the options vest at the rate of 20% per year. Compensation expense was not recognized in 2001 or 2000 as the Company converted the original variable plan to a fixed plan effective December 31, 1999. The impact in 2001 and 2000 of the conversion to the fixed plan was not material. Also in 2000, two of the five individuals representing 120,000 shares or 50% of the original 240,000 options left the Company.

Changes in outstanding employee and director stock options during the three years ended December 31, 2001 were as follows:
                                                                       Weighted
                                                                        average
                                                   Number of     exercise price
                                                      shares          per share
                                                ------------      -------------
Outstanding at December 31, 1998                     659,188      $       14.89
                  Granted                            622,204              10.27
                  Exercised                          (24,783)             10.52
                  Canceled                           (99,617)             12.98
                                                ------------
Outstanding at December 31, 1999                   1,156,992              12.66
                  Granted                            363,100              16.79
                  Exercised                         (290,159)             12.98
                  Canceled                          (146,537)             11.81
                                                ------------
Outstanding at December 31, 2000                   1,083,396              14.17
                  Granted                            269,520               8.03
                  Exercised                           (8,000)              5.48
                  Canceled                          (267,105)             12.98
                                                ------------
Outstanding at December 31, 2001                   1,077,811              13.01
                                                ============

At December 31, 2001, 769,201 stock options are currently exercisable at a weighted average price of $13.22. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 2001:

                                       Weighted Average                Weighted
                                            Remaining                   Average
Range of Exercise Prices    Shares        Option Life            Exercise Price
------------------------   -------     ----------------          --------------
$ 5.31 to $ 9.99           265,665           4.5 years              $      8.06
$10.00 to $12.00           253,396           2.8 years                    10.22
$12.01 to $14.99           133,200           3.3 years                    13.82
$15.00 to $18.91           425,550           2.8 years                    17.15

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

                                               Year Ended December 31
                                      --------------------------------------
                                             2001         2000         1999
                                      ------------  -----------  -----------
Net Income (Loss)                     $  (117,855)  $ 5,323,456  $ 8,035,603
Basic Net Income Per Share            $      (.01)  $       .61  $       .93
Diluted Net Income Per Share          $      (.01)  $       .60  $       .92

The fair value of the Company's stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.
                                               Year Ended December 31
                                      --------------------------------------
                                             2001         2000         1999
                                      ------------  -----------  -----------
Expected volatility                            33%          34%          27%
Risk free interest rate                       4.7%         6.1%         5.2%
Expected holding period - employees        4 years      4 years      4 years
Expected holding period - directors        7 years      7 years      7 years
Dividend yield                                3.6%         2.4%         3.9%

Pro forma stock-based compensation cost was $830,000, $1,349,000 and $978,000 in 2001, 2000 and 1999, respectively. The fair value of all options issued in 2001, 2000 and 1999 was $527,000, $1,860,000 and $1,402,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 15,657, 30,515 and 27,431 for the plan years ended August 31, 2001, 2000 and 1999, respectively. At December 31, 2001 employees had subscribed to purchase an additional 33,600 shares in the current plan year ending August 31, 2002.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2001, the ESOP held 290,460 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company's 2001 ESOP contribution was $188,500 for which the Company issued 25,000 shares of common stock to the ESOP in February 2002. The 2000 ESOP contribution was $220,325 for which the Company issued 25,000 shares in February 2001. The 1999 ESOP contribution was $308,000 for which the Company issued 25,000 shares in February 2000.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2001, the Company purchased and retired 395,252 shares at a cost of $3,228,000. In 2000, the Company purchased and retired 286,729 shares at a cost of $2,746,000. At December 31, 2001, 228,433 shares could be repurchased under outstanding Board authorizations.

NOTE 7 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                               Year Ended December 31
                                      --------------------------------------
                                             2001         2000         1999
                                      ------------  -----------  -----------

Currently payable income taxes (benefit):
     Federal                          $    746,000  $ 1,109,000  $ 2,058,000
     State                                 101,000      131,000      217,000
     Puerto Rico                           163,000      573,000      844,000
     Foreign                               (10,000)      57,000      305,000
                                      ------------  -----------  -----------
                                         1,000,000    1,870,000    3,424,000
Tax effect of disqualified employee
  incentive stock options                        0      397,000       14,000

Deferred income taxes (benefit)           (675,000)    (667,000)    (818,000)
                                      ------------  -----------  -----------
                                      $    325,000  $ 1,600,000  $ 2,620,000
                                      ============  ===========  ===========

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and is qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit that went into effect for the 1994-tax year. As a result of the tax credit limitation, the Company incurred $0, $82,000 and $827,000 of U.S. federal income tax expense on earnings in Puerto Rico for 2001, 2000 and 1999, respectively.

Earnings of Suttle Caribe, Inc. are subject to Puerto Rico income taxes at a 4% flat rate through 2016, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company from income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $10,004,000 at December 31, 2001.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax income (loss) was ($706,000), ($74,000), and $878,000 in 2001, 2000 and 1999, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $2,582,000 at December 31, 2001. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.
The provision for income taxes varied from the federal statutory tax rate as follows:
                                               Year Ended December 31
                                      --------------------------------------
                                             2001         2000         1999
                                      ------------  -----------  -----------
Tax at U.S. statutory rate                   35.0%        35.0%        35.0%
Surtax exemption                             (1.0)        (1.0)         (.9)
U.S. taxes not provided on
  Puerto Rico operations                    (54.4)       (23.1)       (17.4)
State income taxes,
  net of federal benefit                      6.4          1.8          1.8
Nondeductible goodwill amortization          41.4          5.2          3.2
Other                                         3.9          1.4           .8
                                      ------------  -----------  -----------
Effective tax rate                           31.3%        19.3%        22.5%
                                      ============  ===========  ===========

Deferred tax assets and liabilities as of December 31 related to the following:

                                                  2001            2000
                                           ------------    ------------
Current assets:
     Bad debts                             $    299,462    $    253,000
     Inventory                                1,354,724         934,000
     Accrued expenses                           522,219         647,745
                                           ------------    ------------
                                           $  2,176,405    $  1,834,745
                                           ============    ============
Long term assets and (liabilities):
     Depreciation                          $   (292,130)   $   (333,189)
     Net operating loss carryforward            954,752       1,032,000
     Loss reserves on notes receivable          148,000         148,000
     Excess of cost over net assets             565,620         382,000
     Other                                         (500)         (3,000)
     Alternative minimum tax credits          1,694,285       1,510,000
                                           ------------    ------------
                                           $  3,070,027    $  2,735,811
                                           ============    ============

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000. At December 31, 2001, the Company has $2,808,000 available net operating loss carryforwards for income tax purposes, which expire 2014. The Company also has alternative minimum tax carryforwards of approximately $1,694,000 at December 31, 2001, which are available to reduce future regular income taxes over an indefinite period.

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

         Property, plant and equipment                     $    242,192
         Excess of cost over net assets acquired              2,361,179
         Accounts receivable                                  1,801,359
         Inventory                                            1,075,871
         Deferred tax benefits                                1,161,408
         Cash                                                   808,265
         Accounts payable                                    (1,285,761)
         Accrued expenses                                    (1,519,296)
         Other assets and liabilities                           118,946
                                                           ------------
               Total purchase price                           4,764,163
         Less cash acquired                                    (808,265)
                                                           ------------
         Payment for purchase of LANart, Inc.,
               net of cash acquired                        $  3,955,898
                                                           ============


NOTE 9 - SUBSEQUENT EVENT

Effective March 25, 2002, the Company acquired substantially all the assets of MiLAN Technology Corporation for approximately $8,300,000 in cash. MiLAN is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.


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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. (including Puerto Rico) and Costa Rica. Austin Taylor operates in the United Kingdom (U.K.). Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America. Consolidated sales to U.S. customers were approximately 75%, 78% and 76% of total consolidated revenues in 2001, 2000 and 1999 respectively. At December 31, 2001, foreign earnings in excess of amounts received in the United States were approximately $5,800,000.

In 2001, 2000 and 1999, no customer accounted for more than 10% of consolidated sales.

The Company's station apparatus products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that the Company's corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. The unavailability of the gel-filled figs from Tyco Electronics could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.


                                                   Austin      Transition          JDL
                                     Suttle        Taylor        Networks     Technologies    Corporate    Consolidated
                                ---------------------------------------------------------------------------------------

Year Ended December 31, 2001:
Revenues                        $ 39,992,065   $  9,619,676   $ 35,246,495   $ 10,247,202   $       -      $ 95,105,438
Cost of sales                     31,773,239      8,907,386     22,331,941      6,589,736                    69,602,302
                                ---------------------------------------------------------------------------------------
Gross profit                       8,218,826        712,290     12,914,554      3,657,466                    25,503,136
Selling, general and
  administrative expenses          6,839,035      1,450,668      9,515,050      3,370,997      3,514,936     24,690,686
Goodwill amortization                287,047         58,338      1,281,549        444,554     (2,071,488)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $  1,092,744   $   (796,716)  $  2,117,955   $   (158,085)  $ (1,443,448)   $   812,450
                                =======================================================================================

Depreciation and amortization   $  2,064,281   $    595,815   $  1,638,446   $    599,352   $    113,913   $  5,015,807
                                =======================================================================================

Assets                          $ 48,183,054   $  5,359,069   $ 18,472,817   $  7,020,893   $  8,975,970   $ 88,011,803
                                =======================================================================================

Capital expenditures            $    681,841   $     22,719   $    117,126   $     92,665   $     70,018   $    984,369
                                =======================================================================================

Year Ended December 31, 2000:
Revenues                        $ 55,111,481   $ 10,148,260   $ 39,573,541   $ 14,886,833   $       -      $119,720,115
Cost of sales                     37,692,631      8,870,492     24,460,842     11,330,419                    82,354,384
                                ---------------------------------------------------------------------------------------
Gross profit                      17,418,850      1,277,768     15,112,699      3,556,414                    37,365,731
Selling, general and
  administrative expenses          7,539,489      1,383,796     13,126,188      3,833,823      3,549,077     29,432,373
Goodwill amortization                287,047         58,338      1,281,549        444,554     (2,071,488)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $  9,592,314   $   (164,366)  $    704,962   $   (721,963)  $ (1,477,589)  $  7,933,358
                                =======================================================================================

Depreciation and amortization   $  2,085,318   $    676,609   $  1,631,879   $    558,607   $    145,710   $  5,098,123
                                =======================================================================================

Assets                          $ 47,739,407   $  6,503,926   $ 20,925,554   $  9,691,659   $  8,337,508   $ 93,198,054
                                =======================================================================================

Capital expenditures            $  1,478,871   $    233,405   $    223,434   $    306,107   $     34,973   $  2,276,790
                                =======================================================================================



                                                   Austin      Transition          JDL
                                     Suttle        Taylor        Networks     Technologies    Corporate    Consolidated
                                ---------------------------------------------------------------------------------------
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
                                =======================================================================================




(b)      SUPPLEMENTAL FINANCIAL INFORMATION


                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                               Quarter Ended
                                -------------------------------------------
                                 March 31    June 30    Sept 30      Dec 31
---------------------------------------------------------------------------
                           2001
Revenues                         $ 23,094   $ 25,682   $ 23,073    $ 23,256
Gross Margins                       6,642      6,948      5,610       6,303
Operating income                      202        379       (491)        722
Net Income                            185        314       (196)        409

Basic Net Income per Share       $    .02   $    .04   $   (.02)   $    .05
Diluted Net Income per Share     $    .02   $    .04   $   (.02)   $    .05


                           2000
Revenues                         $ 30,864   $ 32,074   $ 29,654    $ 27,128
Gross Margins                      10,473      9,452      9,039       8,401
Operating income                    2,883      1,730      1,852       1,468
Net Income                          2,314      1,587      1,508       1,264

Basic Net Income per Share       $    .27   $    .18   $    .17    $    .14
Diluted Net Income per Share     $    .26   $    .18   $    .17    $    .14




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 16, 2002 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 16, 2002 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 16, 2002 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 16 to 29 herein:

   Independent Auditors' Report

   Consolidated Balance Sheets as of December 31, 2001 and 2000

   Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000 and 1999

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

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2001

Not Applicable.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 2002                        /s/ Curtis A.Sampson
                                             ----------------------------------
                                             Curtis A. Sampson, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer

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

    Signature                            Title                         Date
    ---------                            -----                         ----
/s/Curtis A.Sampson         Chairman of the Board of Directors,   March 29, 2002
-----------------------     President, and Director (Principal
Curtis A. Sampson           Executive Officer)


/s/Paul N. Hanson           Vice President, Treasurer and         March 29, 2002
-----------------------     Chief Financial Officer (Principal
Paul N. Hanson              Financial Officer and Principal
                            Accounting Officer)

                            Director                              March 29, 2002
-----------------------
Randall D. Sampson

                            Director                              March 29, 2002
-----------------------
Edwin C. Freeman

/s/Luella G. Goldberg       Director                              March 29, 2002
-----------------------
Luella Gross Goldberg

/s/Frederick M. Green       Director                              March 29, 2002
-----------------------
Frederick M. Green

/s/Joseph W. Parris         Director                              March 29, 2002
-----------------------
Joseph W. Parris

/s/Gerald D. Pint           Director                              March 29, 2002
-----------------------
Gerald D. Pint

/s/Wayne E. Sampson         Director                              March 29, 2002
-----------------------
Wayne E. Sampson

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 2001





                          ----------------------------
                          FINANCIAL STATEMENT SCHEDULE

--------------------------------------------------------------------------------


                          COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                    Schedule II - Valuation and Qualifying Accounts and Reserves

                                   Balance at        Additions        Deductions           Balance
                                  Beginning of     Charged to Costs      from               at End
Description                          Period         and Expenses       Reserves          of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 2001                 $ 913,000        $ 287,000        $ 136,000 (A)       $1,064,000

  December 31, 2000                 $ 908,000        $  36,000        $  31,000 (A)       $  913,000

  December 31, 1999                 $ 884,000        $ 126,000        $ 102,000 (A)       $  908,000


Reserve  for  assets  transferred  under  contractual   arrangements  and  notes
receivable:

Year Ended:

  December 31, 2001                 $ 434,000        $    -           $    -              $  434,000

  December 31, 2000                 $ 434,000        $    -           $    -              $  434,000

  December 31, 1999                 $ 371,000        $  63,000        $    -              $  434,000

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

                          YEAR ENDED DECEMBER 31, 2001



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

  10.5        Stock Option Plan for           Filed as Exhibit 10.5 to the 1993
              Nonemployee Directors           Form 10-K and incorporated herein
                                              by reference.

  10.6        1992 Stock Plan                 Filed as Exhibit 10.6 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.7        Flexible Benefit Plan           Filed as Exhibit 10.7 to the 1993
                                              Form 10-K and incorporated herein
                                              by reference.

  10.8        Supplemental Executive          Filed as Exhibit 10.8 to the 1993
              Retirement Plan                 Form 10-K and incorporated herein
                                              by reference.

  10.9        Form of Rights Agreement,       Filed as Exhibit 1 to the
              dated as of October 26, 1999    Company's Form 8-A on November 8,
              between the Company and         1999 and incorporated herein by
              Wells Fargo Bank Minnesota,     reference.
              National Association

  21          Subsidiaries of the Registrant  Filed herewith at page 37.
  23          Independent Auditors' Consent   Filed herewith at page 37.
  24          Power of Attorney               Included in signatures at page 32.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI's Assistant Secretary at the executive offices of the Company.

                  SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                  --------------------------------------------
                                   EXHIBIT 21
                                   ----------

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



                                   EXHIBIT 23
                                   ----------
                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, 33-99566 and
333-92063 of Communications Systems, Inc. of our report dated February 28, 2002 on the consolidated financial statements and schedule of Communications Systems, Inc. and subsidiaries appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 2001.


/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
March 29, 2002
Minneapolis, Minnesota