Form 10-Q
period 2002-03-31
COMMUNICATIONS SYSTEMS INC
filed 2002-05-14
CIK 22701

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

For the quarterly period ended             MARCH 31, 2002
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:   0-10355
                          -------

                          COMMUNICATIONS SYSTEMS, INC.
.................................................................................
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                          41-0957999
.................................................................................
(State or  other jurisdiction of                          (Federal Employer
 incorporation  or organization)                           Identification No.)

   213 South Main Street, Hector, MN                             55342
.................................................................................
(Address of principal executive offices)                       (Zip Code)

                                 (320) 848-6231
.................................................................................
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                         ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at April 30, 2002
--------------------------------------             -----------------------------
Common Stock, par value $.05 per share                      8,288,133



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

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                 March 31           December 31
Assets:                                             2002                  2001
                                             ------------          ------------
Current assets:
   Cash                                      $ 19,088,312          $ 22,239,883
   Trade receivables, net                      21,899,845            19,182,828
   Inventories                                 29,161,001            24,931,739
   Note receivable                                                    2,765,390
   Deferred income taxes                        2,176,405             2,176,405
   Other current assets                           329,699               556,906
                                             ------------          ------------
      Total current assets                     72,655,262            71,853,151

Property, plant and equipment                  33,220,596            32,955,036
   less accumulated depreciation              (25,255,959)          (24,818,363)
                                             ------------          ------------
   Net property, plant and equipment            7,964,637             8,136,673

Other assets:
  Excess of cost over net assets acquired       5,543,378             4,638,068
  Deferred income taxes                         3,070,027             3,070,027
  Other assets                                    355,931               313,884
                                             ------------          ------------
      Total other assets                        8,969,336             8,021,979
                                             ------------          ------------

Total Assets                                 $ 89,589,235          $ 88,011,803
                                             ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                             $  9,000,000          $  9,000,000
   Accounts payable                             5,783,856             5,567,390
   Accrued expenses                             4,855,986             3,890,113
   Income taxes payable                         2,046,631             2,246,299
                                             ------------          ------------
      Total current liabilities                21,686,473            20,703,802

Stockholders' Equity                           67,902,762            67,308,001
                                             ------------          ------------

Total Liabilities and Stockholders' Equity   $ 89,589,235          $ 88,011,803
                                             ============          ============

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                  Three Months Ended March 31
                                             ----------------------------------
                                                   2002                   2001
                                             ------------          ------------
Sales                                        $ 23,920,340          $ 23,094,277

Costs and expenses:
  Cost of sales                                17,543,729            16,452,246
  Selling, general and
    administrative expenses                     5,716,902             5,917,094
  Amortization of goodwill and intangibles          8,360               522,729
                                             ------------          ------------
      Total costs and expenses                 23,268,991            22,892,069
                                             ------------          ------------

Operating income                                  651,349               202,208

Other income and (expense):
  Investment income                                75,904               243,138
  Interest expense                                (92,397)             (180,618)
                                             ------------          ------------
    Other (expense) income, net                   (16,493)               62,520

Income before income taxes                        634,856               264,728

Income taxes                                      165,000                80,000
                                             ------------          ------------

Net income                                        469,856               184,728
                                             ------------          ------------
Other comprehensive income (loss):
  Unrealized holding gain on debt securities                             28,126
  Foreign currency translation adjustment         (67,650)             (180,051)
                                             ------------          ------------
Other comprehensive (loss)
  before income taxes                             (67,650)             (151,925)
  Income tax expense related to unrealized
    gain on debt securities                                               9,714
                                             ------------          ------------
                                                  (67,650)             (161,639)
                                             ------------          ------------
Comprehensive income                         $    402,206          $     23,089
                                             ============          ============

Basic net income per share                   $        .06          $        .02
Diluted net income per share                 $        .06          $        .02

Average Basic Shares Outstanding                8,285,662             8,459,321
Average Dilutive Shares Outstanding             8,296,917             8,492,066

                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                      Cumulative
                                                 Common Stock       Additional                            Other
                                            ---------------------      Paid-in        Retained      Comprehensive
                                              Shares      Amount       Capital        Earnings      Income (Loss)      Total
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2000                8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $   (350,971)  $ 71,266,928
  Net income                                                                            712,249                        712,249
  Issuance of common stock under
    Employee Stock Purchase Plan               15,657         783        82,363                                         83,146
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       219,075                                        220,325
  Purchase of stock                          (395,252)    (19,763)   (1,323,044)     (1,885,563)                    (3,228,370)
  Shareholder dividends                                                              (1,673,467)                    (1,673,467)
  Other comprehensive loss                                                                              (72,810)       (72,810)
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2001                8,262,314     413,116    27,855,529      39,463,137        (423,781)    67,308,001
  Net income                                                                            469,856                        469,856
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       187,250                                        188,500
  Issuance of common stock under
    Employee Stock Option Plan                  1,700          85        11,645                                         11,730
  Purchase of stock                              (881)        (44)       (2,970)         (4,661)                        (7,675)
  Other comprehensive loss                                                                              (67,650)       (67,650)
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT MARCH 31, 2002                   8,288,133   $ 414,407  $ 28,051,454    $ 39,928,332    $   (491,431)  $ 67,902,762
                                            =========   =========   ===========     ===========     ===========    ===========


                 See notes to consolidated financial statements.


                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                      Three Months Ended March 31
                                                                   --------------------------------
                                                                          2002                2001
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $    469,856           $ 184,728
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                  665,674           1,306,962
         Changes in assets and liabilities net of effects of the
         purchase of MiLAN Technology Corporation:
           Trade receivables                                           (324,030)          5,704,801
           Inventories                                                  872,127            (230,373)
           Other current assets                                         226,689              (6,330)
           Accounts payable                                             667,719            (136,810)
           Accrued expenses                                             126,246            (324,940)
           Income taxes payable                                        (199,561)           (157,602)
                                                                   ------------        ------------
             Net cash provided by operating activities                2,504,720           6,340,436

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (269,664)           (250,359)
     Collection of note receivable                                    2,765,390
     Other assets                                                       (79,893)            (47,435)
     Payment for purchase of MiLAN Technology Corporation            (8,058,932)
                                                                   ------------        ------------
           Net cash used in investing activities                     (5,643,099)           (297,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                            989,700
     Dividends paid                                                                        (880,391)
     Proceeds from issuance of common stock                              11,730
     Purchase of stock                                                   (7,675)         (2,263,323)
                                                                   ------------        ------------
           Net cash provided by (used in) financing activities            4,055          (2,154,014)
                                                                   ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                         (17,247)             12,059
                                                                   ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (3,151,571)          3,900,687

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     22,239,883          11,321,374
                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 19,088,312        $ 15,222,061
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                             $    274,008        $    245,034
     Interest paid                                                      153,921             189,294

                         See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet and statements of changes in stockholders' equity as of March 31, 2002, the consolidated statements of income and comprehensive income and the consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and 2001 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

In February 2002 the Company issued 25,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2001 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $188,500 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - ACQUISITIONS

Effective March 25, 2002 the Company acquired substantially all of the assets and assumed certain liabilities of Digi International Inc.'s MiLAN legacy business. The business has been reincorporated as MiLAN Technology Corporation. Located in Sunnyvale, California, MiLAN is a growing provider of leading edge wireless telecommunications products for businesses and residences, managed and unmanaged LAN switches, media conversion products and print servers. The Company expects the MiLAN acquisition will be both complementary and supplementary to its Transition Networks business by increasing the product offerings and expanding the customer bases of both business units.

The operations of MiLAN, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

       Accounts receivable                        $ 2,426,713
       Inventory                                    5,121,936
       Plant and equipment                            234,971
       Excess of cost over net assets acquired        910,170
       Accrued expenses                              (566,039)
                                                  -----------
         Total purchase price                     $ 8,127,751
                                                  ===========

The Company believes the excess of cost over net assets acquired in this transaction has an indefinite useful life and is not subject to amortization.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                     March 31      December 31
                                        2002            2001
                                  ------------    ------------
     Finished goods               $ 14,204,253    $ 15,821,487
     Raw and processed materials    14,956,748       9,110,252
                                  ------------    ------------
       Total                      $ 29,161,001    $ 24,931,739
                                  ============    ============


NOTE 4 - OTHER ASSETS

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill and other intangibles with indefinite useful lives. Upon adoption of SFAS No. 142, the Company is required to perform an initial impairment test of its goodwill within the first six months of 2002. The Company expects to complete the analysis in the second quarter of 2002. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Amortization of intangible assets that the Company determines to have finite useful lives will continue. Amortization expense for those assets will be approximately $33,400 annually.

The following table summarizes operating and net income for the three months ended March 31, 2002 and 2001, and proforma amounts for 2001 excluding amortization expense recognized in that period related to goodwill.

                                                    Three Months Ended March 31
                                                ----------------------------------
                                                      2002                  2001          2001 Pro forma
                                                ------------          ------------        --------------

Sales                                           $ 23,920,340          $ 23,094,277          $ 23,094,277
Gross Margin                                       6,376,611             6,642,031             6,642,031
Operating Income                                     651,349               202,208               724,937
Income Before Income Taxes                           634,856               264,728               787,457
Income Taxes                                         165,000                80,000               237,812
Net Income                                           469,856               184,728               549,645
Basic Net Income Per Share                      $        .06          $        .02          $        .06
Diluted Net Income Per Share                    $        .06          $        .02          $        .06

Average Shares Outstanding:
  Average Common Shares Outstanding                8,285,662             8,459,321             8,459,321
  Dilutive Effect of Stock Options Outstanding        11,255                32,745                32,745
                                                ------------          ------------          ------------
                                                   8,296,917             8,492,066             8,492,066
                                                ============          ============          ============

NOTE 5 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology (substantially all assets purchased March 25, 2002) which designs and markets data transmission ,computer network and media conversion products and print servers; and JDL Technologies (JDL), which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's continuing operations in the various segments is as follows:

SEGMENT INFORMATION
                                                                   Transition
                                                       Austin        Networks/            JDL
                                      Suttle           Taylor           MiLAN     Technolgies           Corporate   Consolidated
                                 -----------------------------------------------------------------------------------------------

Three Months Ended March 31, 2002
Sales                            $ 8,283,022      $ 1,896,395     $ 9,553,083     $ 4,187,840         $         0   $ 23,920,340
Cost of sales                      7,047,397        1,653,067       6,088,843       2,754,422                   0     17,543,729
                                 -----------------------------------------------------------------------------------------------
Gross profit                       1,235,625          243,328       3,464,240       1,433,418                   0      6,376,611
Selling, general and
  administrative expenses          1,547,727          217,647       2,624,618         930,505             404,765      5,725,262
                                 -----------------------------------------------------------------------------------------------
Operating (loss) income          $  (312,102)     $    25,681         839,622         502,913            (404,765)       651,349
                                 ===============================================================================================

Depreciation and amortization    $   468,405      $    76,911     $    66,358     $    30,000         $    24,000   $    665,674
                                 ===============================================================================================
Assets                           $42,335,073      $ 5,274,676     $26,779,326     $ 7,283,834         $ 7,916,326   $ 89,589,235
                                 ===============================================================================================

Capital expenditures             $   176,265      $     7,985     $    80,649     $         0         $     4,765   $    269,664
                                 ===============================================================================================


Three Months Ended March 31, 2001
Sales                            $10,010,080      $ 2,933,849     $ 8,015,723     $ 2,134,625         $         0   $ 23,094,277
Cost of sales                      7,766,469        2,556,428       5,025,725       1,103,624                   0     16,452,246
                                 -----------------------------------------------------------------------------------------------
Gross profit                       2,243,611          377,421       2,989,998       1,031,001                   0      6,642,031
Selling, general and
  administrative expenses          1,862,160          363,024       2,492,121         831,670             890,848      6,439,823
Goodwill amortization                 71,762           14,585         320,387         111,138            (517,872)             0
                                 -----------------------------------------------------------------------------------------------
Operating income (loss)              309,689             (188)        177,490          88,193            (372,976)       202,208
                                 ===============================================================================================

Depreciation and amortization    $   575,147      $   151,460     $   409,538     $   141,138         $    29,679   $  1,306,962
                                 ===============================================================================================

Assets                           $47,359,007      $ 6,300,571     $19,432,092     $ 6,142,439         $11,093,046   $ 90,327,155
                                 ===============================================================================================

Capital expenditures             $   172,732      $    (1,569)    $    15,606     $    55,344         $     8,246   $    250,359
                                 ===============================================================================================


NOTE 6 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended March 31, 2002 and 2001 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

NOTE 7 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 11,255 shares and 32,745 shares for the periods ended March 31, 2002 and 2001, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------

                  Three Months Ended March 31, 2002 Compared to
                        Three Months Ended March 31, 2001
                        ---------------------------------

Consolidated sales increased 4% to $23,920,000. Consolidated operating income increased to $651,000 from $202,000. The sales increase was attributable to the Company's media conversion products business unit Transition Networks and from JDL Technologies (network design and training services for educational institutions) compared to the previous year. The Company continues to be adversely affected by the general economic downturn particularly in the communications equipment industry as reflected in sales declines by the Company's voice and data connectivity products manufacturing units, Suttle and United Kingdom subsidiary Austin Taylor Communications Ltd.

Suttle sales decreased 17% to $8,283,000. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications and Qwest) decreased 19% to $4,028,000. Sales to these customers accounted for 46% of Suttle's U.S. customer sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 46% to $2,181,000. Sales to retail customers decreased $248,000 or 57% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales increased to $1,010,000 from $217,000.

Suttle's gross margins decreased 45% to $1,236,000. Gross margin percentage decreased to 15.0% in 2002 from 22.4% in 2001. The gross margin percentage decline was due to the negative effect of manufacturing overhead variances, product mix and competitive pricing pressures. Selling, general and administrative expenses decreased $314,000 or 17%. The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico to align production capacities and overhead with current business volumes. Suttle's operating loss was $312,000 compared to operating income of $381,000 before goodwill amortization in 2001. Suttle has implemented a telesales strategy to sell voice, data and fiber optic products to the nation's thousands of telecom and electrical installation companies. These firms are supplanting the RBOCs in the area of commercial and residential installations. In addition, offshore manufacturing suppliers will provide a growing proportion of data products to improve gross margins.

Austin Taylor's sales decreased 35% to $1,896,000 in 2002 compared to $2,934,000 for the three months ended March 31, 2001. Austin Taylor's gross margin declined 35% to $243,000 compared to $377,000 in 2001. Gross margin as a percentage of sales remained at 12.8% in 2002 and 2001. Selling, general and administrative expenses decreased $145,000 from the 2001 amount. Austin Taylor has also implemented a cost reduction plan to better match overhead and production with existing volumes. Operating income before goodwill amortization increased by $11,300 compared to 2001.

JDL Technologies, Inc. reported 2002 first quarter sales of $4,188,000 compared to $2,135,000 in 2001. JDL successfully secured several large educational institutional projects in the first quarter of 2002 consisting of hardware and software sales as well as design and network management services. JDL gross margins increased by $402,000 compared to 2001. Gross margin as a percentage of sales decreased to 34.2% from 48.3% in 2001. The JDL sales mix in 2002 contained a higher amount of hardware and software sales, which contain a lower margin than sales of consulting, and training services. Hardware and software sales were $3,535,000 in 2002 compared to $918,000 in 2001. Sales of consulting and training services decreased in 2002 by 44% to $652,000 from $1,161,000 in 2001. Selling, general and administrative expenses increased by 12% in 2002 to $930,500. Operating income was $503,000 compared to $199,000 before goodwill amortization reported in the first quarter of 2001.

Transition Networks / MiLAN Technology segment sales increased by 19% to $9,553,000 in the first quarter of 2002 compared to $8,015,000 in the same period in 2001. Sales and results for this segment include a contribution from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. Transition Networks sales increased by 8% from the 2001 three month period. The demand for media conversion and related products has remained strong in the first quarter of 2002 and is expected to remain a growth market for some time. Gross margin increased to $3,464,000 in 2002 from $2,990,000 in 2001. Gross margin as a percentage of sales was 36.3% in 2002 compared to 37.3% in 2001. Selling, general and administrative expenses increased $132,000 to $2,625,000 in 2002 compared to $2,492,000 in 2001.
Operating income before goodwill amortization increased to $840,000 compared to $498,000 in 2001.

On March 25, 2002 the Company acquired substantially all the assets of MiLAN Technology from Digi International (NASDAQ: DGII) in an all cash transaction valued at approximately $8,100,000. MiLAN is a growing provider of wireless telecommunications products, LAN switches, media conversion products and print servers. The Company plans to streamline MiLAN's cost structure and consolidate certain functions with other operating business units of CSI during 2002.

Consolidated investment income decreased $167,000 due to lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter related to the sale of assets of discontinued operations. Interest expense decreased by $88,000 in 2002 compared to 2001 due to lower interest expense on the line of credit. Income before income taxes increased 140% to $635,000. The Company's effective income tax rate was 26.0% compared to 30.2% in the first quarter of 2001. The decrease in the tax rate was due to a higher percentage of company earnings coming from Puerto Rico, where it is sheltered from U.S. tax and also from the lower amount of non deductible goodwill amortization previously experienced. Net income increased $285,000 or 154%.

                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 2002, the Company had approximately $19,088,000 of cash and cash equivalents compared to $22,240,000 of cash and cash equivalents at December 31, 2001. The Company had working capital of approximately $51,292,000 and a current ratio of 3.4 to 1 compared to working capital of $51,149,000 and a current ratio of 3.5 to 1 at the end of 2001.

Net cash provided by operating activities was approximately $2,505,000 in the first three months of 2002 compared to $6,340,000 in the same period in 2001. The decrease was due primarily to supporting higher levels of accounts receivable and the effect of lower goodwill amortization during the first quarter of 2002.

Net cash used in investing activities was $5,643,000 in 2002. The Company acquired substantially all of the assets of MiLAN Technology on March 25, 2002 for approximately $8,058,000 in cash. Also in the first quarter of 2002, the Company received the balance of $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit. Cash investments in new plant and equipment totaled $270,000, which was financed by internal cash flows. The Company expects to spend $1,000,000 on capital additions in 2002.

Net cash provided by financing activities was $4,100 in 2002. The Company purchased and retired 881 shares of its stock in open market transactions during the 2002 period. At March 31, 2002 Board authorizations are outstanding to purchase an additional 227,552 shares. There were no additional borrowings on the line of credit during the first quarter of 2002.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies
                          ----------------------------

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2001 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. These policies have been consistently applied in all material respects and disclose such matters as revenue recognition, investment valuation, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates, including those related to reserves for inventory valuation, uncollectable receivables and sales returns. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2002 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.



--------------------------------------------------------------------------------
Cautionary Statement: This document contains forward-looking statements concerning possible or anticipated future financial performance, business activities or plans. For such forward-looking statements, the Company claims the protections of the safe harbor for forward-looking statements contained in federal securities laws. Such forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. These risk factors are discussed in the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------


                           Part II. OTHER INFORMATION


Items 1 - 6.  Not Applicable
-----------------------------


Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                Communications Systems, Inc.

                                                By  /s/ Paul N. Hanson
                                                   -----------------------------
                                                   Paul N. Hanson
                                                   Vice President and
                                                   Chief Financial Officer
Date:  May 14, 2002