Form 10-Q
period 2002-06-30
COMMUNICATIONS SYSTEMS INC
filed 2002-08-14
CIK 22701

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

For the quarterly period ended                  JUNE 30, 2002
                              --------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------

Commission File Number:   0-10355
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
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X    NO
                                        -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at July  31, 2002
--------------------------------------             -----------------------------
Common Stock, par value $.05 per share                        8,277,741



                 Total Pages (15) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
Part I.  Financial Information

      Item 1.  Financial Statements

           Consolidated Balance Sheets                                     3

           Consolidated Statements of Income and Comprehensive Income      4

           Consolidated Statements of Changes in Stockholders' Equity      5

           Consolidated Statements of Cash Flows                           6

           Notes to Consolidated Financial Statements                      7

      Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

Part II.  Other Information                                               15

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                      June 30       December 31
                                                        2002              2001
                                                 ------------      ------------
Assets:
Current assets:
   Cash                                          $ 21,966,994      $ 22,239,883
   Trade receivables, net                          20,290,863        19,182,828
   Inventories                                     27,205,404        24,931,739
   Note Receivable                                                    2,765,390
   Deferred income taxes                            2,716,405         2,176,405
   Other current assets                               290,012           556,906
                                                 ------------      ------------
      Total current assets                         72,469,678        71,853,151

Property, plant and equipment                      34,058,488        32,955,036
   less accumulated depreciation                  (26,251,624)      (24,818,363)
                                                 ------------      ------------
   Net property, plant and equipment                7,806,864         8,136,673

Other assets:
  Excess of cost over net assets acquired           5,295,585         4,638,068
  Deferred income taxes                             3,070,027         3,070,027
  Other assets                                        344,804           313,884
                                                 ------------      ------------
      Total other assets                            8,710,416         8,021,979
                                                 ------------      ------------

Total Assets                                     $ 88,986,958      $ 88,011,803
                                                 ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                 $  7,000,000      $  9,000,000
   Accounts payable                                 6,430,529         5,567,390
   Accrued expenses                                 3,941,448         3,890,113
   Deferred revenue                                 3,133,149
   Income taxes payable                             1,374,898         2,246,299
                                                 ------------      ------------
      Total current liabilities                    21,880,024        20,703,802

Stockholders' Equity                               67,106,934        67,308,001
                                                 ------------      ------------

Total Liabilities and Stockholders' Equity       $ 88,986,958      $ 88,011,803
                                                 ============      ============

                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
                                   (unaudited)

                                                    Three Months Ended June 30            Six Months Ended June 30
                                                 -------------------------------      -------------------------------
                                                        2002               2001              2002               2001
                                                 ------------       ------------      ------------       ------------
Sales                                            $ 27,174,589       $ 25,681,533      $ 51,094,929       $ 48,775,810

Costs and expenses:
  Cost of sales                                    22,539,883         18,733,338        40,083,612         35,185,584
  Selling, general and
    administrative expenses                         6,163,756          6,569,156        11,889,018         13,008,979
                                                 ------------       ------------      ------------       ------------
      Total costs and expenses                     28,703,639         25,302,494        51,972,630         48,194,563
                                                 ------------       ------------      ------------       ------------

Operating income (loss)                            (1,529,050)           379,039          (877,701)           581,247

Other income and (expenses):
  Investment income                                    54,530            226,365           130,434            469,503
  Interest expense                                    (57,696)          (160,170)         (150,093)          (340,788)
                                                 ------------       ------------      ------------       ------------
    Other income, (expense) net                        (3,166)            66,195           (19,659)           128,715

Income (loss) before income taxes                  (1,532,216)           445,234          (897,360)           709,962

Income taxes (benefit)                               (490,000)           130,000          (325,000)           210,000
                                                 ------------       ------------      ------------       ------------

Net income (loss)                                  (1,042,216)           315,234          (572,360)           499,962
                                                 ------------       ------------      ------------       ------------

Other comprehensive income (loss):
  Unrealized holding gain (loss)
    on debt securities                                                   (22,838)                               5,288
  Foreign currency
    translation adjustment                            263,982             (5,386)          196,332           (185,437)
                                                 ------------       ------------      ------------       ------------
Other comprehensive income ( loss)
  before income taxes                                 263,982            (28,224)          196,332           (180,149)
  Income tax expense (benefit) related
    to unrealized loss on debt securities                                 (7,916)                               1,798
                                                 ------------       ------------      ------------       ------------
                                                      263,982            (20,308)          196,332           (181,947)
                                                 ------------       ------------      ------------       ------------
Comprehensive income (loss)                      $   (778,234)      $    294,926      $   (376,028)      $    318,015
                                                 ============       ============      ============       ============

Basic net income (loss) per share                $       (.13)      $        .04      $       (.07)      $        .06
Diluted net income (loss) per share              $       (.13)      $        .04      $       (.07)      $        .06


Average Basic Shares Outstanding                    8,264,487          8,391,380         8,263,918          8,425,243
Average Dilutive Shares Outstanding                 8,267,646          8,400,278         8,270,100          8,445,937

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                      Cumulative
                                                 Common Stock       Additional                            Other
                                            ---------------------      Paid-in        Retained      Comprehensive
                                              Shares      Amount       Capital        Earnings      Income (Loss)      Total
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2000                8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $   (350,971)  $ 71,266,928
  Net income                                                                            712,249                        712,249
  Issuance of common stock under
    Employee Stock Purchase Plan               15,657         783        82,363                                         83,146
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       219,075                                        220,325
  Purchase of stock                          (395,252)    (19,763)   (1,323,044)     (1,885,563)                    (3,228,370)
  Shareholder dividends                                                              (1,673,467)                    (1,673,467)
  Other comprehensive loss                                                                              (72,810)       (72,810)
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2001                8,262,314     413,116    27,855,529      39,463,137        (423,781)    67,308,001
  Net loss                                                                             (572,360)                      (572,360)
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       187,250                                        188,500
  Issuance of common stock under
    Employee Stock Option Plan                  1,700          85        11,645                                         11,730
  Purchase of stock                            (2,762)       (138)       (9,333)        (15,798)                       (25,269)
  Other comprehensive income                                                                            196,332        196,332)
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT JUNE 30, 2002                    8,286,252   $ 414,313  $ 28,045,091    $ 38,874,979    $   (227,449)  $ 67,106,934
                                            =========   =========   ===========     ===========     ===========    ===========


                 See notes to consolidated financial statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                       Six Months Ended June 30
                                                                   --------------------------------
                                                                         2002                2001
                                                                   -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $   (572,360)       $    499,962
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
         Depreciation and amortization                                1,570,744           2,617,515
         Changes in assets and liabilities net of effects of the
         purchase of MiLAN Technology Corporation:
           Trade receivables                                          1,524,624           4,600,361
           Inventories                                                2,920,977            (147,924)
           Other current assets                                         266,929             210,409
           Accounts payable                                             791,746            (191,829)
           Accrued expenses and deferred revenue                      2,909,116            (285,250)
           Income taxes payable                                      (1,411,407)           (137,162)
                                                                   ------------        ------------
             Net cash provided by operating activities                8,000,369           7,166,082

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (935,740)           (712,192)
     Maturities of mortgage-backed and other investment securities                        5,747,354
     Other assets                                                       (68,766)             18,661
     Collection of notes receivable                                   2,765,390             200,000
     Payment for purchase of MiLAN Technology Corporation            (8,058,932)
                                                                   ------------        ------------
           Net cash provided by (used in) investing activities       (6,298,048)          5,253,823

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                      (2,000,000)            (20,882)
     Dividends paid                                                                      (1,717,643)
     Proceeds from issuance of stock                                     11,730
     Purchase of stock                                                  (25,269)         (2,344,302)
                                                                   ------------        ------------
           Net cash used in financing activities                     (2,013,539)         (4,082,827)
                                                                   ------------        ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          38,329              15,134
                                                                   ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (272,889)          8,352,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     22,239,883          11,321,374
                                                                   ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 21,966,994        $ 19,673,586
                                                                   ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                             $    455,641        $    347,969
     Interest paid                                                      211,617             377,716

                See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of June 30, 2002, the statements of (loss) income and comprehensive (loss) income for the three and six month periods ended June 30, 2002 and 2001 and the statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and 2001 and for the six months then ended have been made.

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

In February 2002, the Company issued 25,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2001 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $188,500 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - NET INCOME PER SHARE

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net (loss) income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options. The Company calculates the dilutive effect of outstanding options using the treasury stock method.


NOTE 3 - ACQUISITIONS

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


The operations of MiLAN are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

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

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                         June 30     December 31
                                           2002            2001
                                    ------------    ------------
     Finished Goods                 $  9,429,563    $ 15,821,487
     Raw Materials                    17,775,841       9,110,252
                                    ------------    ------------
       Total                        $ 27,205,404    $ 24,931,739
                                    ============    ============


NOTE 5 - OTHER ASSETS

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 provides a new methodology for evaluating goodwill impairment. While we have not yet completed the necessary calculations, we anticipate that upon adoption the methodology prescribed by SFAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for Suttle Apparatus which had $1,262,000 of goodwill at June 30, 2002. Once the calculations are finalized, any charge will be reported as a cumulative effect of change in accounting principle against first quarter 2002 earnings. We will be required by SFAS No. 142 to assess, on at least an annual basis, whether our goodwill carrying value has incurred additional impairment. Amortization of intangible assets that the Company determines to have finite useful lives will continue. Amortization expense for those assets will be approximately $33,400 annually.


The following table summarizes operating and net (loss) income for the six months ended June 30, 2002 and 2001, and proforma amounts for 2001 excluding amortization expense recognized in that period related to goodwill:

                                                Six Months Ended June 30
                                             2002           2001  2001 Pro forma
                                     -------------  -------------  -------------
Revenues                              $ 51,094,929   $ 48,775,810   $ 48,775,810
Gross Margin                            11,011,317     13,590,226     13,590,226
Operating (Loss) Income                   (877,701)       581,247      1,616,991
Income Before Income Taxes                (897,360)       709,962      1,745,706
Income Taxes                              (325,000)       210,000        527,000
Net (Loss) Income                         (572,360)       499,962      1,218,706
Basic Net (Loss) Income Per Share     $       (.07)  $        .06   $        .14
Diluted Net (Loss) Income Per Share   $       (.07)  $        .06   $        .14

NOTE 6 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks and MiLAN Technology (substantially all assets of MiLAN purchased March 25, 2002), which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies (JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's operations in the various segments for the six-month periods ended June 30, 2002 and 2001 is as follows:

                                                                   Transition
                                      Suttle    Austin Taylor    Networks/MiLAN   JDL Technologies     Corporate       Consolidated
                                 ---------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002:
Revenues                         $ 16,815,072    $ 3,701,551      $ 20,291,979      $ 10,286,327      $        0       $ 51,094,929
Cost of sales                      15,481,098      3,285,097        13,899,790         7,417,627               0         40,083,612
                                 ---------------------------------------------------------------------------------------------------
Gross profit                        1,333,974        416,454         6,392,189         2,868,700               0         11,011,317
Selling, general and
  administrative expenses           3,316,437        465,001         5,486,803         1,777,396         843,381         11,889,018
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)          $ (1,982,463)   $   (48,547)     $    905,386      $  1,091,304      $ (843,381)      $   (877,701)
                                 ===================================================================================================
Depreciation and amortization    $  1,081,505    $   232,361      $    148,878      $     60,000      $   48,000       $  1,570,744
                                 ===================================================================================================
Capital expenditures             $    422,768    $    15,186      $    475,313      $     (1,462)     $   23,935       $    935,740
                                 ===================================================================================================
Assets                           $ 48,599,053    $ 5,681,714      $ 20,731,950      $  6,955,750      $7,018,491       $ 88,986,958
                                 ===================================================================================================


Six Months Ended June 30, 2001:
Revenues                         $ 20,837,696    $ 5,797,026       $ 17,374,202     $  4,766,886      $        0       $ 48,775,810
Cost of sales                      16,881,625      4,945,715         10,700,290        2,657,954               0         35,185,584
                                 ---------------------------------------------------------------------------------------------------
Gross profit                        3,956,071        851,311          6,673,912        2,108,932               0         13,590,226
Selling, general and
  administrative expenses           3,557,103        781,326          5,017,559        1,625,513       2,027,478         13,008,979
Goodwill amortization                 143,524         29,169            640,774          222,277      (1,035,744)                 0
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)          $    255,444    $    40,816       $  1,015,579     $    261,142      $ (991,734)      $    581,247
                                 ===================================================================================================

Depreciation and amortization    $  1,148,273    $   308,182       $    819,424     $    282,277      $   59,359       $  2,617,515
                                 ===================================================================================================
Capital expenditures             $    397,255    $    15,186       $     46,787     $     68,590      $  184,374       $    712,192
                                 ===================================================================================================
Assets                           $ 47,131,700    $ 6,926,429       $ 20,175,355     $  5,444,187      $9,047,349       $ 88,725,020
                                 ===================================================================================================

Information concerning the Company's operations in the various segments for the three-month periods ended June 30, 2002 and 2001 is as follows:


                                                                   Transition
                                      Suttle    Austin Taylor    Networks/MiLAN   JDL Technologies     Corporate       Consolidated
                                 ---------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2002:
Revenues                         $  8,532,050    $ 1,805,156       $ 10,738,896     $  6,098,487      $        0       $ 27,174,589
Cost of sales                       8,433,701      1,632,030          7,810,947        4,663,205               0         22,539,883
                                 ---------------------------------------------------------------------------------------------------
Gross profit                           98,349        173,126          2,927,949        1,435,282               0          4,634,706
Selling, general and
  administrative expenses           1,768,710        247,354          2,862,185          846,891         438,616          6,163,756
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)          $ (1,670,361)   $   (74,228)      $     65,764     $    588,391      $ (438,616)      $ (1,529,050)
                                 ===================================================================================================
Depreciation and amortization    $    613,100    $   155,450       $     82,520     $     30,000      $   24,000       $    905,070
                                 ===================================================================================================
Capital expenditures             $    246,503    $     7,201       $    394,664     $     (1,462)     $   19,170       $    666,076
                                 ===================================================================================================

Three Months Ended June 30, 2001:
Revenues                         $ 10,827,616    $ 2,863,177       $  9,358,479     $  2,632,261      $        0       $ 25,681,533
Cost of sales                       9,115,156      2,389,287          5,674,565        1,554,330               0         18,733,338
                                 ---------------------------------------------------------------------------------------------------
Gross profit                        1,712,460        473,890          3,683,914        1,077,931               0          6,948,195
Selling, general and
  administrative expenses           1,699,800        418,302          2,525,438          793,843       1,131,773          6,569,156
Goodwill amortization                  66,905         14,584            320,387          111,139        (513,015)                 0
                                 ---------------------------------------------------------------------------------------------------
Operating income (loss)          $    (54,245)   $    41,004       $    838,089     $    172,949      $ (618,758)      $    379,039
                                 ===================================================================================================
Depreciation and amortization    $    573,126    $   156,722       $    409,886     $    141,139      $   29,680       $  1,280,873
                                 ===================================================================================================
Capital expenditures             $    224,523    $    16,755       $     31,181     $     13,246      $  176,128       $    285,705
                                 ===================================================================================================



NOTE 7 - INCOME TAXES

Income taxes are computed based upon the estimated effective rate applicable to operating results for the full fiscal year. For the periods ended June 30, 2002 and 2001 income taxes do not bear a normal relationship to income before income taxes, primarily because income from Puerto Rico operations is taxed at rates lower than the U.S. rate.

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                   Six Months Ended June 30, 2002 Compared to
                         Six Months Ended June 30, 2001

Consolidated sales increased 5% to $51,095,000. Consolidated operating income decreased from $581,000 to a loss of $878,000.

Suttle sales decreased 19% to $16,815,000. Sales to the major telephone companies (Bell South, SBC, Verizon and Qwest) decreased $4,621,000 or 38%. Sales to these customers accounted for 44% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $1,406,000, or 21%. Sales to retail customers decreased $560,000 or 61% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales, including sales to Canada, increased 194% to $1,272,000.

Suttle's sales declines are attributable to the continuing slowdown in capital spending by telecommunications industry companies and in particular the Regional Bell Operating Company (RBOC) customers. DSL (Digital Subscriber Lines) revenues decreased to $1,113,000 from $3,357,000 in the year earlier period. Revenues from CorroShield products, which are sold mainly to the major telephone companies, decreased 3%. Sales of conventional voice products declined 47%. Sales of voice products are being adverserly impacted by price competition from foreign manufacturers. Suttle is implementing a strategy to utilize offshore manufacturing for data products as well as implementing a telesales group to sell voice and data products to the nation's thousands of telecom and electrical installation companies. Sales of fiber-optic connector products decreased 10%.

Suttle's gross margins decreased 66% to $1,334,000. Suttle recorded a write down of excess and slow-moving inventory in the second quarter in the amount of $1,500,000, which resulted in a 9% reduction in gross margin. Gross margin percentage declined to 8% in 2002 from 19% in 2001. The decline in gross margin was also due to price cutting to meet competition and from the effect of excess manufacturing overhead costs relative to lower volumes. Suttle's operating income decreased $2,238,000. Suttle has implemented cost reduction measures, including 15% workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica. Suttle is also beginning to utilize offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and the DSL line filter business.

Austin Taylor's sales decreased 36% to $3,702,000. Austin Taylor's gross margin declined 51% to $417,000. Gross margin as a percentage of sales in 2002 was 11% compared to 14% in 2001. The decline in gross margin was principally due to increased pricing competition and lower business volumes. Selling, general and administrative expenses decreased by $316,000 due to cost reduction measures implemented. Operating income decreased $89,000 to a reported loss of $49,000 in 2002.

Transition Networks / MiLAN Technology segment sales increased by 17% to $20,292,000 in the first six months of 2002 compared to $17,374,000 in the same period in 2001. Sales for this segment include a $2,920,000 contribution from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. MiLAN sales since acquisition were $2,930,000. Transition Networks sales were $17,362,000 in 2002 compared to $17,374,000 in the 2001 six month period. The demand for media conversion and related products has remained strong in the first half of 2002 and is expected to remain a growth market for some time. Gross margin decreased to $6,392,000 in 2002 from $6,674,000 in 2001. Gross margin as a percentage of sales was 27% in 2002 compared to 38% in 2001. Gross margins were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Transition Network's gross margin for the first six months was 38% compared to 38% in 2001. Selling, general and administrative expenses increased to $5,486,000 in 2002 compared to $5,018,000 in 2001. The increase was due to planned integration expenses related to the MiLAN acquisition. Transition Networks selling, general and administrative expenses in 2002 of $5,032,000 were comparable to the 2001 amount of $5,018,000. Operating income decreased to $905,000 compared to $1,656,000 (before goodwill amortization) in 2001.

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

Sales by JDL Technologies, Inc. increased $5,519,000 or 115%. The increase was due to sales of hardware purchases and services to plan, design, implement and manage network data systems for several large school districts. Gross margin in 2002 increased to $2,869,000 compared to $2.109,000 in 2001. Gross margin as a percentage of sales decreased to 28% from 44% in the 2001 period. Higher sales of lower margin hardware were the principal factor in a lower gross margin percentage in 2002. Selling, general and administrative expenses decreased $286,000, or 15%, due to tighter cost control efforts. JDL's operating income was $1,091,000 in 2002 compared to operating income of $483,000 (before goodwill amortization) in the 2001 period.

Consolidated investment income decreased $339,000 due to lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter related to the sale of assets of discontinued operations. Interest expense decreased by $191,000 in 2002 compared to 2001 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes decreased by $1,607,000 to a loss of $897,000. The Company's effective income tax rate was (36)% compared to 26% in the first half of 2001 resulting in a refundable amount of $325,000 in 2002. The decrease in the tax rate was due to losses from operations and also from the lower amount of non-deductible goodwill amortization previously experienced. Net income decreased $1,072,000.


                  Three Months Ended June 30, 2002 Compared to
                        Three Months Ended June 30, 2001

Consolidated sales increased 6% to $27,175,000. Consolidated operating income decreased to a loss of $1,529,000.

Suttle sales decreased 21% to $8,532,000. Sales to the major telephone companies decreased $3,658,000 to $3,494,000. Sales to these customers accounted for 41% of Suttle's sales. Sales to distributors, original equipment manufacturers
(OEMs), and electrical contractors increased $476,000, or 18%. Sales to retail customers decreased $312,000 or 64% due to decreased sales to Radio Shack, which is Suttle's principal retail customer. Suttle's export sales increased 22% to $262,000.

DSL revenues decreased to $586,000 from $991,000 in the year earlier period. Additional broadband products are to be released this year. Sales of Suttle's voice products (CorroShield and conventional products) declined $2,550,000 or 29%. Sales of voice products are being adverserly impacted by price competition from foreign manufacturers. Sales of fiber-optic connector products decreased 12%.

Suttle's gross margins decreased 94% to $98,000. Suttle recorded a write down of excess and slowmoving inventory in the second quarter in the amount of $1,500,000, which resulted in an 18% reduction in gross margin. Beyond this the decline in gross margin was due primarily to price cutting to meet competition and excess factory overhead costs relative to lower volumes. Suttle reported an operating loss of $1,670,000 in the three-month period in 2002 compared to operating loss of $54,000 in the same period in 2001.

Austin Taylor's sales decreased 37% to $1,805,000 in the 2002 period. Austin Taylor's gross margin declined 63% to $173,000. Gross margin as a percentage of sales was 9% in 2002 compared to 17% in 2001. Selling, general and administrative expenses decreased $171,000 due to increased cost control efforts. Operating income decreased $103,000 to an operating loss of $74,000.

Transition Networks / MiLAN Technology segment sales increased by 15% to $10,739,000 in the second quarter of 2002 compared to $9,358,000 in the same period in 2001. Sales for this segment include sales from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. MiLAN sales since acquisition were $2,930,000. Transition Networks second quarter sales were $8,689,000 in 2002 compared to $9,358,000 in the 2001 three-month period. Gross margin decreased to $2,928,000 in 2002 from $3,684,000 in 2001. Gross margin as a percentage of sales was 27.3% in 2002 compared to 39% in 2001. Gross margins were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Transition Network's gross margin for second quarter was 38% compared to 39% in 2001. Selling, general and administrative expenses increased to $2,862,000 in 2002 compared to $2,525,000 in 2001. The increase was due to planned integration expenses related to the MiLAN acquisition. Transition Network's selling, general and administrative expenses in 2002 of $2,505,000 were comparable to the 2001 amount of $2,525,000. Operating income decreased to $66,000 compared to $1,158,000 (before goodwill amortization) in 2001.

Sales by JDL Technologies, Inc. increased $3,466,000 or 132%. JDL's gross margin only increased $357,000 to $1,435,000 due to increased sales of hardware and services. Gross margin as a percentage of sales decreased to 24% from 41% in the 2001 period due to increased sales of lower margin hardware and equipment. Selling, general and administrative expenses increased $53,000, or 7%. JDL's operating income was $588,000 compared to $284,000 (before goodwill amortization) in the 2001 period.

Consolidated investment income decreased $172,000 due to lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter related to the sale of assets of discontinued operations. Interest expense decreased by $102,000 in 2002 compared to 2001 due to a decrease in borrowings on the line of credit and lower interest rates. Income before income taxes decreased by $1,977,000 to a loss of $1,532,000. The Company's effective income tax rate was (32)% compared to 29% in the first half of 2001 resulting in a refundable amount of $490,000 in 2002. The decrease in the tax rate was due to losses from operations and also from the lower amount of non-deductible goodwill amortization previously experienced. Net income decreased $1,357,000.

                         Liquidity and Capital Resources

At June 30, 2002, the Company had approximately $21,967,000 of cash and cash equivalents compared to $22,240,000 of cash and cash equivalents at December 31, 2001. The Company had working capital of approximately $50,590,000 and a current ratio of 3.3 to 1 compared to working capital of $51,149,000 and a current ratio of 3.4 to 1 at the end of 2001.

The Company had operating cash flows of $8,000,000 in the first six months of 2002 compared to cash flows of $7,166,000 in the same period in 2001. The Company has adjusted the business plans of all operations in order to conserve cash and reduce excess inventory and accounts receivable levels.

Investing activities used $6,298,000 of cash in the 2002 period. The Company acquired substantially all of the assets of MiLAN Technology on March 25, 2002 for approximately $8,058,000 in cash. Also in the first quarter of 2002, the Company received the balance of $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit. Cash investments in new plant and equipment totaled $936,000, which was financed by internal cash flows. The Company expects to spend $1,500,000 on capital additions in 2002.

Net cash used in financing activities was $2,014,000 for the first six months of 2002. The Company reduced its notes payable by $2,000,000 in the second quarter of 2002. Notes payable were $7,000,000 at June 30, 2002 compared to $9,000,000 at December 31, 2001. The Company purchased and retired 2,762 shares of its stock in open market transactions during the 2002 period. At June 30, 2002 Board authorizations are outstanding to purchase an additional 225,671 shares.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2002 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 16,2002 in Minneapolis, MN. The total number of shares outstanding and entitled to vote at the meeting was 8,261,493 of which 7,703,144 were present either in person or by proxy. Shareholders re-elected board members Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson to three-year terms expiring at the 2005 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                      In Favor                Abstaining
                                   -----------               -----------
       Edwin C. Freeman              7,611,491                    91,653
       Luella Gross Goldberg         7,611,290                    91,854
       Randall D. Sampson            7,599,534                   103,609


Board members continuing in office are Paul J. Anderson, Wayne E. Sampson and Frederick M. Green (whose terms expire at the 2003 Annual Meeting of Shareholders) and Curtis A. Sampson and Gerald D. Pint (whose terms expire at the 2004 Annual Meeting of Shareholders).

Shareholders also approved an amendment to increase the number of shares authorized to be issued under the Company's 1990 Employee Stock Purchase Plan to increase the total number of shares authorized to be issued under such plan by 100,000 shares to 400,000 shares. The vote to approve the amendment was 7,350,149 in favor, 102,915 against and 250,077 abstaining.

Items 5 - 6.  Not Applicable

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 Communications Systems, Inc.

                                                 By  /s/ Paul N. Hanson
                                                    -------------------------
                                                    Paul N. Hanson
                                                    Vice President and
                                                    Chief Financial Officer
Date:  August 14, 2002