Form 10-Q/A
period 2002-06-30
COMMUNICATIONS SYSTEMS INC
filed 2002-08-14
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-Q/Amendment No. 1
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



                 Total Pages (16) Exhibit Index at (NO EXHIBITS)
--------------------------------------------------------------------------------

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

                                                 Communications Systems, Inc.

                                                 By  /s/ Paul N. Hanson
                                                    -------------------------
                                                    Paul N. Hanson
                                                    Vice President and
                                                    Chief Financial Officer
Date:  August 14, 2002

                                 CERTIFICATION

The undersigned certifies pursuant to 18 U.S.C. 1350 that:

(1) The accompanying report on Form 10-Q fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 By  /s/ Curtis A. Sampson
                                                    -------------------------
                                                    Curtis A. Sampson
                                                    Chairman and
August 14, 2002                                     Chief Executive Officer

                                                 By  /s/ Paul N. Hanson
                                                    -------------------------
                                                    Paul N. Hanson
                                                    Vice President and
August 14, 2002                                     Chief Financial Officer