Form 10-Q
period 2002-09-30
COMMUNICATIONS SYSTEMS INC
filed 2002-11-14
CIK 22701

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

For the quarterly period ended             SEPTEMBER 30, 2002
                               -------------------------------------------------

                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:   0-10355
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
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           Outstanding at October  31, 2002
---------------------------------------         --------------------------------
Common Stock, par value  $.05 per share                    8,155,821


                                Total Pages (17)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income (loss)
                and Comprehensive Income (loss)                   4

              Consolidated Statements of Changes in
                Stockholders' Equity                              5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      11


         Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                  14

         Item 4.  Controls and Procedures                        15

Part II.  Other Information                                      15


SIGNATURES

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                             September 30       December 31
                                                    2002              2001
                                             ------------      ------------
Assets:
Current assets:
   Cash                                      $ 21,806,653      $ 22,239,883
   Trade receivables, net                      19,407,501        19,182,828
   Inventories                                 27,621,876        24,931,739
   Note Receivable                                                2,765,390
   Deferred income taxes                        2,716,405         2,176,405
   Other current assets                           670,528           556,906
                                             ------------      ------------
      Total current assets                     72,222,963        71,853,151

Property, plant and equipment                  34,641,152        32,955,036
   less accumulated depreciation              (27,057,579)      (24,818,363)
                                             ------------      ------------
   Net property, plant and equipment            7,583,573         8,136,673

Other assets:
  Excess of cost over net assets acquired       5,290,725         4,638,068
  Deferred income taxes                         3,070,027         3,070,027
  Other assets                                    338,036           313,884
                                             ------------      ------------
      Total other assets                        8,698,788         8,021,979
                                             ------------      ------------

Total Assets                                 $ 88,505,324      $ 88,011,803
                                             ============      ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                             $  7,000,000      $  9,000,000
   Accounts payable                             5,352,958         5,567,390
   Accrued expenses                             5,186,244         3,890,113
   Deferred revenue                               522,583
   Income taxes payable                         2,346,672         2,246,299
                                             ------------      ------------
      Total current liabilities                20,408,457        20,703,802

Stockholders' Equity                           68,096,867        67,308,001
                                             ------------      ------------

Total Liabilities and Stockholders' Equity   $ 88,505,324      $ 88,011,803
                                             ============      ============

                 See notes to consolidated financial statements.


                               COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                                (unaudited)

                                     Three Months Ended September 30          Nine Months Ended September 30
                                     -------------------------------         -------------------------------
                                            2002               2001                 2002               2001
                                     ------------       ------------         ------------       ------------
Sales                                $ 28,987,379       $ 23,073,751         $ 80,082,308       $ 71,849,561

Costs and expenses:
  Cost of sales                        19,834,897         17,464,144           59,918,509         52,649,728
  Selling, general and
    administrative expenses             6,384,016          6,100,458           18,273,034         19,109,437
                                     ------------       ------------         ------------       ------------
      Total costs and expenses         26,218,913         23,564,602           78,191,543         71,759,165
                                     ------------       ------------         ------------       ------------

Operating income (loss)                 2,768,466           (490,851)           1,890,765             90,396

Other income and (expenses):
  Investment income                        30,601            153,268              161,035            622,771
  Interest expense                        (73,791)          (128,742)            (223,884)          (469,530)
                                     ------------       ------------         ------------       ------------
    Other income, (expense) net           (43,190)            24,526              (62,849)           153,241

Income (loss) before income taxes       2,725,276           (466,325)           1,827,916            243,637

Income taxes (benefit)                  1,055,000           (270,000)             730,000            (60,000)
                                     ------------       ------------         ------------       ------------

Net income (loss)                       1,670,276           (196,325)           1,097,916            303,637
                                     ------------       ------------         ------------       ------------

Other comprehensive income (loss):
  Foreign currency
    translation adjustment                 60,103            170,311              256,435            (11,636)
                                     ------------       ------------         ------------       ------------

Comprehensive income (loss)          $  1,730,379       $    (26,014)        $  1,354,351       $    292,001
                                     ============       ============         ============       ============

Basic net income (loss) per share    $        .20       $       (.02)        $        .13       $        .04
Diluted net income (loss) per share  $        .20       $       (.02)        $        .13       $        .04


Average Basic Shares Outstanding        8,261,819          8,365,133            8,275,912          8,396,236
Average Dilutive Shares Outstanding     8,262,130          8,365,581            8,278,178          8,399,272

See notes to consolidated financial statements.

                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                      Cumulative
                                                 Common Stock       Additional                            Other
                                            ---------------------      Paid-in        Retained      Comprehensive
                                              Shares      Amount       Capital        Earnings      Income (Loss)      Total
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2000                8,616,909   $ 430,846  $ 28,877,135    $ 42,309,918    $   (350,971)  $ 71,266,928
  Net income                                                                            712,249                        712,249
  Issuance of common stock under
    Employee Stock Purchase Plan               15,657         783        82,363                                         83,146
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       219,075                                        220,325
  Purchase of stock                          (395,252)    (19,763)   (1,323,044)     (1,885,563)                    (3,228,370)
  Shareholder dividends                                                              (1,673,467)                    (1,673,467)
  Other comprehensive loss                                                                              (72,810)       (72,810)
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT DECEMBER 31, 2001                8,262,314     413,116    27,855,529      39,463,137        (423,781)    67,308,001
  Net income                                                                          1,097,916                      1,097,916
  Issuance of common stock under
    Employee Stock Purchase Plan               36,276       1,814       188,744                                        190,558
  Issuance of common stock to
    Employee Stock Ownership Plan              25,000       1,250       187,250                                        188,500
  Issuance of common stock under
    Employee Stock Option Plan                  1,700          85        11,645                                         11,730
  Purchase of stock                          (149,346)     (7,468)     (505,451)       (443,354)                      (956,273)
  Other comprehensive income                                                                            256,435        256,435
                                            ---------   ---------   -----------     -----------     -----------    -----------
BALANCE AT SEPTEMBER 30, 2002               8,175,944   $ 408,797  $ 27,737,717    $ 40,117,699    $   (167,346)  $ 68,096,867
                                            =========   =========   ===========     ===========     ===========    ===========

See notes to consolidated financial statements.


                         COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)
                                                                 Nine Months Ended September 30
                                                               ---------------------------------
                                                                      2002                2001
                                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $  1,097,916        $    303,637
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                            2,143,429           3,808,018
         Changes in assets and liabilities net of
         effects of the purchase of MiLAN Technology
         Corporation:
           Trade receivables                                      2,425,285           4,881,125
           Inventories                                            2,541,480           1,698,856
           Other current assets                                    (652,852)            (22,639)
           Accounts payable                                        (305,651)           (220,822)
           Accrued expenses and deferred revenue                  1,730,523              16,841
           Income taxes payable                                     100,217            (508,268)
                                                               ------------        ------------
           Net cash provided by operating activities              9,080,347           9,956,748

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                        (1,255,950)           (926,420)
     Maturities of mortgage-backed and other
       investment securities                                                          5,883,247
     Other assets                                                   (65,498)            (16,033)
     Collection of notes receivable                               2,765,390             200,000
     Payment for purchase of MiLAN Technology Corporation        (8,058,932)
                                                               ------------        ------------
           Net cash (used in) provided by investing activities   (6,614,990)          5,140,794

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                  (2,000,000)           (101,438)
     Dividends paid                                                                  (2,554,058)
     Proceeds from issuance of stock                                 11,730              83,146
     Repurchase of stock                                           (956,273)         (3,160,507)
                                                               ------------        ------------
           Net cash used in financing activities                 (2,944,543)         (5,732,857)
                                                               ------------        ------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                      45,956              38,770
                                                               ------------        ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (433,230)          9,403,455

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 22,239,883          11,321,374
                                                               ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 21,806,653        $ 20,724,829
                                                               ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                         $    711,554        $    451,872
     Interest paid                                                  293,408             454,746

See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise specifies, the use of the terms the "Company" and "CSI" in the following refers to Communications Systems, Inc. and Subsidiaries. The balance sheet and statement of changes in stockholders' equity as of September 30, 2002, the statements of income (loss) and comprehensive income
(loss) for the three and nine-month periods ended September 30, 2002 and 2001 and the statements of cash flows for the nine-month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and 2001 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report to Shareholders. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

In February 2002, the Company issued 25,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2001 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $188,500 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

NOTE 2 - NET INCOME PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 3 - ACQUISITIONS

Effective March 25, 2002 the Company acquired substantially all of the assets and assumed certain liabilities of Digi International Inc.'s MiLAN legacy business. The business has been reincorporated as MiLAN Technology Corporation. Located in Sunnyvale, California, MiLAN is a growing provider of leading edge wireless telecommunications products for businesses and residences, managed and unmanaged LAN switches, media conversion products and print servers. The Company expects the MiLAN acquisition will be both complementary and supplementary to its Transition Networks business by increasing the product offerings and expanding the customer bases of both business units. The pro forma effects of the MiLAN acquisition on our condensed consolidated financial statements were not material.

The operations of MiLAN are included in the Company's financial results from the purchase date. In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

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

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                  September 30      December 31
                                         2002             2001
                                  ------------     ------------
      Finished Goods              $ 15,809,624     $ 15,821,487
      Raw Materials                 11,812,252        9,110,252
                                  ------------     ------------
       Total                      $ 27,621,876     $ 24,931,739
                                  ============     ============

NOTE 5 - OTHER ASSETS

Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 provides a new methodology for evaluating goodwill impairment. While we have not yet completed the necessary calculations, we anticipate that upon adoption the methodology prescribed by SFAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for Suttle Apparatus which had $1,250,000 of goodwill at September 30, 2002. Once the calculations are finalized, any charge will be reported as a cumulative effect of change in accounting principle against first quarter 2002 earnings. We will assess, on at least an annual basis, whether our goodwill carrying value has incurred additional impairment. Amortization of intangible assets that the Company determines to have finite useful lives will continue. Amortization expense for those assets will be approximately $33,400 annually.

The following table summarizes operating and net (loss) income for the nine months ended September 30,
2002 and 2001, and pro forma amounts for 2001 excluding amortization expense recognized in that period related to goodwill.

                                                             Nine Months Ended September 30
                                                      2002               2001          2001 Pro forma
                                               ------------        -------------       --------------
Sales                                          $ 80,082,308        $ 71,849,561          $ 71,849,561
Gross Margin                                     20,163,799          19,199,833            19,199,833
Operating Income                                  1,890,765              90,396             1,644,012
Income Before Income Taxes                        1,827,916             243,637             1,797,253
Income Taxes (Benefit)                              730,000             (60,000)              540,000
Net Income                                        1,097,916             303,637             1,257,253
Basic Net Income Per Share                     $        .13        $        .04          $        .15
Diluted Net Income Per Share                   $        .13        $        .04          $        .15

Average Shares Outstanding:
  Average Common Shares Outstanding               8,275,912           8,396,236             8,396,236
  Dilutive Effect of Stock Options Outstanding        2,266               3,036                 3,036
                                               ------------        -------------        -------------
                                                  8,278,178           8,399,272             8,399,272
                                               ============        =============        =============

NOTE 6 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks and MiLAN Technology (substantially all assets of MiLAN purchased March 25, 2002), which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies (JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's operations in the various segments for the nine-month periods ended September 30, 2002 and 2001 is as follows:

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002:
Sales                            $ 24,791,892      $ 5,275,311     $ 34,709,446     $15,305,659      $         -      $ 80,082,308
Cost of sales                      21,756,189        4,761,366       22,703,131      10,697,823                         59,918,509
                                 -------------------------------------------------------------------------------------------------
Gross profit                        3,035,703          513,945       12,006,315       4,607,836                -        20,163,799
Selling, general and
  administrative expenses           4,831,978          792,998        8,790,535       2,683,171        1,174,352        18,273,034
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $ (1,796,275)     $  (279,053)    $  3,215,780     $ 1,924,665      $(1,174,352)     $  1,890,765
                                 =================================================================================================


Depreciation and amortization    $  1,405,215      $   353,390     $    222,824     $    90,000      $    72,000      $  2,143,429
                                 =================================================================================================

Capital expenditures             $    347,317      $   221,983     $    548,222     $    25,962      $   112,466      $  1,255,950
                                 =================================================================================================

Assets                           $ 44,649,479      $ 5,498,067     $ 25,226,784     $ 6,164,898      $ 6,966,096      $ 88,505,324
                                 =================================================================================================

Nine Months Ended Sept. 30, 2001:
Revenues                         $ 30,953,843      $ 7,644,306     $ 26,360,158     $ 6,891,254                       $ 71,849,561
Cost of sales                      24,998,427        6,968,203       16,532,938       4,150,160                         52,649,728
                                 -------------------------------------------------------------------------------------------------
Gross profit                        5,955,416          676,103        9,827,220       2,741,094                         19,199,833
Selling, general and
  administrative expenses           5,241,545        1,150,222        7,443,915       2,357,796      $ 2,915,959        19,109,437
Goodwill amortization                 229,869           43,749          977,914         333,414       (1,584,946)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $    484,002      $  (517,868)    $  1,405,391     $    49,884      $(1,331,013)     $     90,396
                                 =================================================================================================

Depreciation and amortization    $  1,637,694      $   429,235     $  1,228,638     $   423,414      $    89,037      $  3,808,018
                                 =================================================================================================
Capital expenditures             $    556,055      $         -     $     72,190     $    88,548      $   209,627      $    926,420
                                 =================================================================================================
Assets                           $ 47,814,338      $ 5,906,433     $ 19,164,532     $ 5,921,272      $ 8,216,339      $ 87,022,914
                                 =================================================================================================

Information concerning the Company's operations in the various segments for the three-month periods ended September 30, 2002 and 2001 is as follows:

                                                        Austin       Transition             JDL
                                       Suttle           Taylor         Networks    Technologies        Corporate      Consolidated
                                 -------------------------------------------------------------------------------------------------

Three Months Ended September 30, 2002:
Revenues                         $  7,976,820      $ 1,573,760     $ 14,417,467     $ 5,019,332      $         -      $ 28,987,379
Cost of sales                       6,275,091        1,476,269        8,803,341       3,280,196                         19,834,897
                                 -------------------------------------------------------------------------------------------------
Gross profit                        1,701,729           97,491        5,614,126       1,739,136                          9,152,482
Selling, general and
  administrative expenses           1,515,541          327,997        3,303,732         905,775          330,971         6,384,016
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $    186,188      $  (230,506)    $  2,310,394     $   833,361      $  (330,971)     $  2,768,466
                                 =================================================================================================

Depreciation and amortization    $    323,710      $   121,029     $     73,946     $    30,000      $    24,000      $    572,685
                                 =================================================================================================
Capital expenditures             $    (75,451)     $   206,797     $     72,909     $    27,424      $    88,531      $    320,210
                                 =================================================================================================

Three Months Ended Sept. 30, 2001:
Revenues                         $ 10,116,147      $ 1,847,280      $ 8,985,956     $ 2,124,368                       $ 23,073,751
Cost of sales                       8,116,802        2,022,488        5,832,648       1,492,206                         17,464,144
                                 -------------------------------------------------------------------------------------------------
Gross profit                        1,999,345         (175,208)       3,153,308         632,162                          5,609,607
Selling, general and
  administrative expenses           1,684,442          368,896        2,426,356         732,283      $   888,481         6,100,458
Goodwill amortization                  86,345           14,580          337,140         111,137         (549,202)                0
                                 -------------------------------------------------------------------------------------------------
Operating income (loss)          $    228,558      $  (558,684)    $    389,812     $  (211,258)     $  (339,279)     $   (490,851)
                                 =================================================================================================
Depreciation and amortization    $    489,421      $   121,053     $    409,214     $   141,137      $    29,678      $  1,190,503
                                 =================================================================================================
Capital expenditures             $    162,289      $         -     $     25,403     $    19,958      $    25,253      $    232,903
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

--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions, changes in tax laws, particularly in regard to taxation of its subsidiary in Puerto Rico.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

                Nine Months Ended September 30, 2002 Compared to
                      Nine Months Ended September 30, 2001

Consolidated sales increased 11% to $80,082,000 in 2002. Consolidated operating income increased from $90,400 to $1,890,000 in 2002. Nine month sales included a $ 6,373,000 sales contribution from the MiLAN business unit which was acquired in this year's first quarter.

On March 25, 2002 the Company acquired substantially all the assets of MiLAN Technology from Digi International (NASDAQ: DGII) in an all cash transaction valued at approximately $8,100,000. MiLAN is a growing provider of wireless telecommunications products, LAN switches, media conversion products and print servers. The Company continues to streamline MiLAN's cost structure and consolidate certain functions with other operating business units of CSI during 2002.

Suttle sales decreased 20% to $24,792,000 in 2002 compared to $30,954,000 in the nine-month period in 2001. Sales to the major telephone companies decreased $3,255,000 or 22% for the nine-month period. Sales to these customers accounted for 47% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $4,680,000, or 35%. Sales to retail customers increased $925,000 or 69% in 2002. Suttle's export sales, including sales to Canada, increased 120% to $1,537,000.

Suttle's sales declines are attributable to the continuing slowdown in capital spending by telecommunications industry companies and in particular the Regional Bell Operating Company (RBOC) customers. Suttle has implemented a strategy to utilize offshore manufacturing for data products as well as implementing a telesales group to sell voice and data products to the nation's thousands of telecom and electrical installation companies.

Suttle's gross margins decreased 49% to $3,036,000 in 2002 compared to $5,955,000 in 2001. Suttle recorded a write down of excess and slow-moving inventory in the second quarter in the amount of $1,500,000, which resulted in a 9% reduction in gross margin in the second quarter. Gross margin as a percentage of sales declined to 12% in 2002 from 19% in 2001. The decline in gross margin was also due to price cutting to meet competition and from the effect of excess manufacturing overhead costs relative to lower volumes. Suttle's operating income decreased $2,510,000 in 2002 compared to 2001 before goodwill amortization. Suttle has implemented cost reduction measures, including 15% workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica. Suttle is also beginning to utilize offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and the DSL line filter business.

Austin Taylor's sales decreased 31% to $5,275,000 in 2002 compared to $7,644,000 in 2001. Austin Taylor's gross margin declined 24% to $514,000 in 2002. Gross margin as a percentage of sales in 2002 was 10% compared to 9% in 2001. The decline in gross margin was principally due to increased pricing competition and lower business volumes. Selling, general and administrative expenses decreased by $357,000 due to cost reduction measures implemented. The operating loss decreased $239,000 to a reported loss of $279,000 in 2002 compared to the operating loss through nine months in 2001 of $474,000 before goodwill amortization.

Transition Networks / MiLAN Technology segment sales increased by 32% to $34,709,000 in the first nine months of 2002 compared to $26,360,000 in the same period in 2001. Sales for this segment include a $6,373,000 contribution from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. Transition Networks sales were $28,336,000 in 2002 compared to $26,360,000 in the 2001 nine month period. The demand for media conversion and related products has remained strong in 2002 and is expected to remain strong throughout 2002. Gross margin increased to $12,006,000 in 2002 from $9,827,000 in 2001. Gross margin as a percentage of sales was 35% in 2002 compared to 37% in 2001. Gross margins were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Selling, general and administrative expenses increased to $8,791,000 in 2002 compared to $7,444,000 in 2001. The increase was due to planned integration expenses related to the MiLAN acquisition. Selling, general and administrative expenses as a percentage of sales were 25% in 2002 and 28% in 2001. Operating income increased to $3,216,000 compared to $2,383,000 before goodwill amortization in 2001.

Sales by JDL Technologies, Inc. increased to $15,306,000 in 2002 from $6,891,000 in 2001. The increase was due to sales of hardware purchases and services to plan, design, implement and manage network data systems for several large school districts. Gross margin in 2002 increased to $4,608,000 compared to $2,741,000 in 2001. Gross margin as a percentage of sales decreased to 30% from 40% in the 2001 period. Higher sales of lower margin hardware were the principal factor in a lower gross margin percentage in 2002. Selling, general and administrative expenses increased $325,000, or 14% in 2002. JDL's operating income was $1,925,000 in 2002 compared to operating income of $383,000 before goodwill amortization in the 2001 period.

Consolidated investment income decreased $462,000 due to lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter related to the sale of assets of discontinued operations. Interest expense decreased by $246,000 in 2002 compared to 2001 due to a decrease in borrowings on the line of credit and lower interest rates. Income before income taxes increased by $1,584,000 to $1,828,000 in 2002. The Company's effective income tax rate is 40% in 2002 compared to 24% in 2001. This is due to higher U.S. income, which is taxed at a higher rate, and lower income in Puerto Rico, which was taxed at a lower rate. Also, the Company received higher dividends from Puerto Rico in 2002 which are subject to a toll gate tax of 1.75%. Net income increased $794,000 to $1,098,000 in 2002. 2001 pro forma net income for the nine months ended September 30, 2001 excluding goodwill amortization would have been $1,257,000.

                Three Months Ended September 30, 2002 Compared to
                      Three Months Ended September 30, 2001

Consolidated sales increased 26% to $28,987,000 in 2002. Consolidated operating income increased to $2,768,000 from a loss of $491,000 in the 2001 period. Third quarter sales included a $ 3,444,000 sales contribution from the MiLAN business unit which was acquired in this year's first quarter.

Suttle sales decreased 21% to $7,977,000 in the 2002 period compared to $10,116,000 in 2001. Sales to the major telephone companies increased $1,366,000 to $4,060,000 in 2002. Sales to these customers accounted for 51% of Suttle's sales. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased $3,274,000 in 2002. Suttle's export sales remained constant at $264,000 in 2002.

Suttle's gross margins decreased 15% to $1,702,000 in 2002. The decline in gross margin was due primarily to price cutting to meet competition and excess factory overhead costs relative to lower volumes. Gross margin as a percentage of sales increased in 2002 to 21% compared to 20% in 2001. Suttle had operating income of $186,000 in the three-month period in 2002 compared to operating income of $315,000 in the same period in 2001 before goodwill amortization.

Austin Taylor's sales decreased 15% to $1,574,000 in the 2002 period compared to $1,847,000 in 2001. Austin Taylor's gross margin increased by $273,000 compared to the 2001 period. Gross margin as a percentage of sales was 6% in 2002 compared to a negative 9% in 2001. Selling, general and administrative expenses decreased $41,000 in 2002 due to increased cost control efforts. The operating loss decreased to $231,000 compared to the operating loss of $544,000 (before goodwill amortization) in the 2001 third quarter.

Transition Networks / MiLAN Technology segment sales increased by 60% to $14,417,000 in the third quarter of 2002 compared to $8,986,000 in the same period in 2001. Sales for this segment include sales from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. MiLAN sales in the third quarter were $3,444,000. Transition Networks third quarter sales were $10,973,000 in 2002 compared to $8,986,000 in the 2001 three-month period. Segment gross margin increased to $5,614,000 in 2002 from $3,153,000 in 2001. Gross margin as a percentage of sales was 39% in 2002 compared to 35% in 2001. Selling, general and administrative expenses increased to $3,304,000 in 2002 compared to $2,426,000 in 2001. The increase was due to planned integration expenses related to the MiLAN acquisition and higher selling and marketing costs. Operating income increased to $2,310,000 compared to $727,000 before goodwill amortization in 2001.

Sales by JDL Technologies, Inc. increased by $2,895,000 to $5,019,000 in 2002. JDL's gross margin increased $1,107,000 to $1,739,000 in 2002 due to increased sales of hardware and services. Gross margin as a percentage of sales increased to 35% from 30% in the 2001 period. Selling, general and administrative expenses increased $173,000, or 24% in 2002. JDL's operating income was $833,000 compared to $100,000 before goodwill amortization in the 2001 period.

Consolidated investment income decreased $123,000 due to lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter related to the sale of assets of discontinued operations. Interest expense decreased by $55,000 in 2002 compared to 2001 due to a decrease in borrowings on the line of credit and lower interest rates. Income before income taxes increased to $2,725,000 compare to a loss of $466,000 in the 2001 third quarter. The Company's effective income tax rate was 39% in 2002. 2001 pro forma net income for the three months ended September 30, 2001 excluding goodwill amortization would have been $36,000.


                         Liquidity and Capital Resources

At September 30, 2002, the Company had approximately $21,807,000 of cash and cash equivalents compared to $22,240,000 of cash and cash equivalents at December 31, 2001. The Company had working capital of approximately $51,815,000 and a current ratio of 3.5 to 1 compared to working capital of $51,149,000 and a current ratio of 3.5 to 1 at the end of 2001.

The Company had operating cash flows of $9,080,000 in the first nine months of 2002 compared to cash flows of $9,957,000 in the same period in 2001. The decrease in cash flows from operations is due primarily to a reduction in depreciation and amortization as, upon adoption of SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has adjusted the business plans of all operations in order to conserve cash and reduce excess inventory and accounts receivable levels.

Investing activities used $6,615,000 of cash in the 2002 nine-month period. The Company acquired substantially all of the assets of MiLAN Technology on March 25, 2002 for approximately $8,058,000 in cash. Also in the first quarter of 2002, the Company received the balance of $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit. Cash investments in new plant and equipment totaled $1,256,000, which was financed by internal cash flows. The Company expects to spend an additional $250,000 on capital additions in 2002.

Net cash used in financing activities was $2,945,000 for the first nine months of 2002. The Company reduced its notes payable by $2,000,000 in the second quarter of 2002. Notes payable were $7,000,000 at September 30, 2002 compared to $9,000,000 at December 31, 2001. The Company purchased and retired 149,346 shares of its stock in open market transactions during the 2002 period. At September 30, 2002 Board authorizations are outstanding to purchase an additional 79,087 shares.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2001 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. These policies have been consistently applied in all material respects and disclose such matters as revenue recognition, investment valuation, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates, including those related to reserves for inventory writedowns, uncollectable receivables and sales returns. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------

The Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2002 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.


Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, Curtis A. Sampson, and Chief Financial Officer, Paul N. Hanson have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


Items 1 - 6.  Not Applicable

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   Communications Systems, Inc.

                                                By /s/ Curtis A. Sampson
                                                   ----------------------------
                                                   Curtis A. Sampson
Date:  November 14, 2002                           Chairman and
                                                   Chief Executive Officer

                                                   /s/ Paul N. Hanson
                                                   ----------------------------
Date: November 14, 2002                            Paul N. Hanson
                                                   Vice President and
                                                   Chief Financial Officer

                                 CERTIFICATIONS
I, Curtis A. Sampson certify that:
1. I have reviewed this quarterly report on Form 10-Q of Communications Systems, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 By /s/ Curtis A. Sampson
                                                    ----------------------------
                                                    Curtis A. Sampson
Date:  November 14, 2002                            Chairman and
                                                    Chief Executive Officer

I, Paul N. Hanson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Communications Systems, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                By /s/ Paul N. Hanson
                                                   ----------------------------
                                                   Paul N. Hanson
Date:  November 14, 2002                           Vice President and
                                                   Chief Financial Officer

                                  CERTIFICATION

The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended September 30, 2002 , fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                By /s/ Curtis A. Sampson
                                                   ----------------------------
                                                   Curtis A. Sampson
Date:  November 14, 2002                           Chairman and
                                                   Chief Executive Officer

                                                By /s/ Paul N. Hanson
                                                   ----------------------------
                                                   Paul N. Hanson
Date:  November 14, 2002                           Vice President and
                                                   Chief Financial Officer