Form 10-K
period 2002-12-31
COMMUNICATIONS SYSTEMS INC
filed 2003-03-31
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act (effective January 27, 2003):

                               Title of each class
                          Common Stock, $.05 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). YES [ ]   NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $45,302,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange ("AMEX") on March 21, 2003.

As of March 21, 2003 there were outstanding 8,129,666 shares of the Registrant's common stock.

Documents                           Incorporated by Reference:Portions of the
                                    Company's Proxy Statement for its Annual
                                    Meeting of Shareholders to be held on May
                                    21, 2003 are incorporated by reference into
                                    Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called "CSI" or the "Company") is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States (including Puerto Rico), Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications and the manufacture of media and rate conversion products for telecommunications networks. The Company is also engaged in the sale of wireless networking products.

In 1998, the Company acquired JDL Technologies, Inc. ("JDL"). JDL, located in Edina, Minnesota, provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. The acquisition was accounted for as a purchase and operations of JDL have been included in consolidated operations from August 7, 1998.

Also in 1998, the Company acquired Transition Networks, Inc. ("TNI"). TNI, located in Eden Prairie, Minnesota is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The acquisition was accounted for as a purchase and operations of TNI have been included in consolidated operations from December 1, 1998.

In1999, the Company acquired LANart Corporation, a designer and manufacturer of application specific integrated circuits. LANart's operations have been merged into the Company's Transition Networks, Inc. subsidiary. The acquisition was accounted for as a purchase and operations of LANart Corporation have been included in consolidated results from April 7, 1999.

Effective March 25, 2002, the Company acquired through a newly formed subsidiary, MiLAN Technology Corporation, substantially all the assets of the MiLAN division of Digi International Inc. for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002.

Additional information on these acquisitions can be found in subparagraphs
(c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 10 of Notes to Consolidated Financial Statements under Item 8, herein.

The Company maintains a website at www.commsystems.inc. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.



(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company divides its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology, which designs and market data transmission, computer network and media conversion products and print servers, JDL Technologies, Inc. provides telecommunications network design, specification and training services to educational institutions. Information regarding operations in the various segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(i)  Suttle
     ------
The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Substantially all of Suttle's products are manufactured at the Company's plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), Humacao, Puerto Rico (Suttle Caribe, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Certain products are purchased from contract manufacturers. Segment sales were $33,159,000 in 2002 or 31% of consolidated revenues and $39,992,000 or 42% in 2001.


         Products
         --------
Suttle's products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the products are used in voice applications, but the Company continues to develop an expanding line of products for network systems applications. A significant portion of Suttle's revenues is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $0.70 to $25.00 per unit. A majority of the sales volume, both in units and revenues, is derived from products selling for under $5.00.

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

The Company is a manufacturer and seller of DSL (Digital Subscriber Lines) filters for home and business applications. The Company also resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

The Company also produces wireless LAN products targeted at the residential and small business markets. The channel for these products is primarily through service providers who are selling broadband connectivity products.

       Markets and Marketing
       ---------------------
Suttle competes in all major areas of the telecommunications connector market utilizing modular four, six and eight conductor jacks. Customers include the major telephone companies (frequently referred to as "RBOCs" which are Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. These customers are served directly through the Company's sales staff and through distributors such as Sprint North Supply, Verizon Logistics, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications. As a group, sales to the major telephone companies, both directly and through distribution, were approximately $16,687,000 in 2002 and $19,394,000 in 2001, which represented 50% of Suttle's sales in 2002 and 48% in 2001.

The Company markets business and network systems products, which are an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. The Company markets its products to independent contractors through a network of manufacturer's representatives, through distributors, and through the Company's sales staff. Sales of products for business and network systems accounted for 15% and 13% of Suttle's revenues in 2002 and 2001, respectively. These structured cabling products are also helping Suttle penetrate new markets in the data-networking world with education and hospitality/ multiple dwelling unit (MDU) projects. These applications utilize a blended solution of wireline and wireless products.

Approximately 1% of Suttle's 2002 and 4% of 2001 revenues were derived from sales in the retail market. The Company is a supplier of telephone connecting products to retailers, office supply distributors and specialized telephone stores. Sales to the retail market are made through a limited number of manufacturers' representatives.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company's sales staff, manufacturers' representatives and a network of distributors, including Graybar Electric Company, Arcade Electronics and Branch Datacom. Sales of fiber-optic products accounted for 5% of Suttle's revenues in 2002 and 6% in 2001. Sales of DSL products introduced in 2000 represented an additional 4% of sales in 2002 and 11% in 2001.


The balance of Suttle's sales in 2002 and 2001 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distribution. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company's sales staff.

       Competition
       -----------
Suttle encounters strong competition in all its product lines. The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

Suttle's principal competitors for sales to telephone companies and independent contractors include Avaya, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc. Most of these companies have greater financial resources than the Company. In addition, distributors of the Company's apparatus products also market products for one or more of these competitors. Avaya markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company's products.

In retail markets, the Company experiences significant competition from importers of low-priced modular products that market their products directly and through a number of distributors to various retail outlets.

The Company's principal competitor for sales to the major telephone companies is Avaya. To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

       Order Book
       ----------
Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2003 were approximately $1,714,000 compared to approximately $2,964,000 at March 1, 2002. Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

       Manufacturing and Sources of Supply
       -----------------------------------
The Company's products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. The unavailability of the gel-filled figs from Tyco Electronics could have a material adverse effect on the Company. The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

        Research and Development; Patents
        ---------------------------------
The Company continually monitors industry requirements and creates new products to improve its existing station apparatus product line. The Company's CorroShield line of corrosion resistant products was introduced in 1993, as was its Flex-Plate line of data products. The Company added additional products to these product lines in 1994 and 1995. The Company's SpeedStar line of high-speed data connectors was introduced in early 1996. In 1997, a proprietary Category 5 connector was developed which meets the highest current industry standard. In 2000, DSL (Digital Subscriber Line) filters for home and business applications were introduced.

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

(ii) Austin Taylor
     -------------
Austin Taylor Communications, Ltd. manufactures voice and data connectors and related ancillary products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, data modules, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. In September 2002 Austin Taylor launched its "AT Net" structured cabling range. Sales by Austin Taylor were $7,139,000, or 7% of consolidated revenues, in 2002 and $9,620,000 or 10% of consolidated revenues in 2001.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting. It also has plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's major customers include Telewest, Nortel, Avaya, Etisalat and British Telecom. Austin Taylor's products are also sold through distributors, which include - Comtec, Nimans, RS Components, Anixter, Metel Trading and Communications Trade Supplies. Approximately 46% of Austin Taylor sales were to United Kingdom customers in 2002 compared to 32% in 2001.

The Company believes the European telecommunications market will offer increasing opportunities as the European Economic Community eliminates trade barriers and standardizes use of modular connector products.

Outstanding customer orders for Austin Taylor products were approximately $311,000 at March 1, 2003 compared to $527,000 at March 1, 2002. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(iii) Transition Networks
      -------------------
Transition Networks designs, manufactures and markets media converters, baluns, transceivers, network interface cards, and fiber hubs. Transition Networks sells its product through distributors, resellers, integrators, and OEMs. Sales by Transition Networks were $38,507,000 or 36% of consolidated revenues in 2002 compared to $35,246,000 or 37% of consolidated revenues in 2001. Operating income increased by $1,043,000 to $4,764,000 in 2002. The increase in operating income can be attributed to increased sales and product cost reductions resulting in higher gross margins. International sales accounted for 31% of sales or $11,888,000 in 2002, down slightly compared to $13,041,000 in 2001 when international sales accounted for 37% of total sales. Sales to major distributors in 2002 totaled $20,923,000, a 12% increase compared to 2001.

            Products
            --------
Transition Networks designs, produces, and sells media converter devices that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products are used to support legacy systems as customers' networks grow, integrate fiber optics into a network, and extend the reach of networks. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, Token Ring, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, 3270, and 5250. The company uses Application Specific Integrated Circuits (ASIC) for development of some products, but is also uses integrated circuits for the development of new products. Transition Networks may be adversely affected if key components developed by others are discontinued, Product hardware and software development is done internally. The software that Transition Networks utilizes to manage our products is provided free with the product. The concentration of Transition Networks product development is on hardware; software is developed to support hardware sales.

Transition Networks outsources approximately 15% of its products which are manufactured offshore, principally in the Far East. These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

         Markets and Marketing
         ---------------------
Transition Networks' products are used in a broad array of markets including enterprise networks, service providers' networks, and industrial environments such as in manufacturing processes. Due to its broad customer base and the nature of the applications for its products, Transition Networks was not impacted to the extent that other network equipment manufacturers were affected by the recent economic downturn.

The media conversion product line consists of the different form factors to address various applications. The chassis based system, the Point System(TM), is used primarily in telecommunication closets for high-density applications and when multiple protocols need to be supported. Stand alone media converters are used typically at a workstation or for lower density applications.

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

Marketing primarily consists of direct marketing utilizing a telesales force, tradeshows, trade magazine advertising, public relations activities, and direct mail. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

         Research and Development
         ------------------------
Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred. Research and development spending was $482,000 in 2002 compared to $576,000 in 2001.

         Competition
         -----------
Transition Networks faces strong competition across its entire product line. Allied Telelsyn a manufacturer of media converters, network interface cards, transceivers and switch products is the leading competitor. Other competitors include IMC Networks and Metrobility Optical Solutions. A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches.

          Order Book
          ----------
Outstanding customer orders for Transition Networks products were approximately $491,000 at March 1, 2003 and $387,000 at March 1, 2002. Transition Networks also fills orders on a relatively short-term basis and therefore does not believe its order book is a significant indicator of future results.

(iv) JDL Technologies, Inc.
     ----------------------
JDL Technologies, Inc. provides telecommunications network design, specification, and training services to educational institutions. JDL also sells internet access software for use in elementary and secondary schools. JDL continues to focus on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools. Sales by JDL for 2002 totaled $17,992,000 and represented 17% of consolidated revenues. Total sales for 2001 totaled $10,247,000 or 11% of consolidated revenues. Sales of hardware, software and related equipment totaled $13,155,000 in 2002 or 73% of total sales compared to $5,664,000 in 2001 or 55% of total sales. Training, support and consulting revenue totaled $4,837,000 and $4,584,000 in 2002 and 2001, respectively.

        Order Book
        ----------
Outstanding customer orders for JDL products and services were approximately $4,926,000 as of March 1, 2003 and $8,736,000 at March 1, 2002. JDL does not believe its order book is a significant indicator of future results.

(v) MiLAN Technology Corporation
    ----------------------------
Effective March 25, 2002, through its wholly owned subsidiary MiLAN Technology Corporation, the Company acquired substantially all the assets of the MiLAN division of Digi International Inc. for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002. Sales by MiLAN for 2002 totaled $10,503,000 and represented 10% of consolidated revenues.

         Products
         --------
MiLAN is a supplier of a broad range of networking products of wired and wireless markets. Main product lines include media converters, Ethernet switches and wireless access points and bridges. The Company has been developing and marketing Ethernet based networking products for approximately twelve years. Product hardware and software development is performed internally.

MiLAN also outsources most of its manufacturing processes. Approximately 85% of its products are manufactured offshore, principally in the Far East. These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

         Markets and Marketing
         ---------------------
MiLAN competes in the wired and wireless networking markets. The wired networking market consists of the media conversion products and the Ethernet switch markets. MiLAN also offers products in the newest and potentially high growth wireless market.

MiLAN continues to develop products that address the enterprise, service provider, and industrial markets and in addition targets specific vertical markets of government and education.

Marketing primarily consists of tradeshows, trade magazine advertising, public relations activities, and direct mail. MiLAN also provides and participates in advertising and cooperative marketing campaigns with distribution partners

          Order Book
          ----------
Outstanding customer orders for MiLAN products were approximately $1,734,000 as of March 1, 2003. MiLAN does not believe its order book is a significant indicator of future results.

(d) Employment Levels

As of March 1, 2003 the Company employed 682 people. Of this number, 405 were employed by Suttle (including 26 in Puerto Rico, 148 in Hector, Minnesota and 231 in Costa Rica), 114 by Austin Taylor Communications, Ltd., 81 by Transition Networks, Inc., 32 by JDL Technologies, Inc., 34 by MiLAN Technology and 16 general and administrative positions. The Company considers its employee relations to be good.

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

(f)  Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2003 were as follows:

   Name                    Age     Position(1)
   ------------------      ---     ----------------------------

   Curtis A. Sampson       69      Chairman of the Board and
                                   Chief Executive Officer [1970]

   Jeffrey K. Berg         60      President and Chief Operating Officer [2000]2

   Paul N. Hanson          56      Vice President - Finance, Treasurer
                                   and Chief Financial Officer [1982]

   Daniel G. Easter        46      President and General Manager,
                                   Transition Networks, Inc. [2000] 3

   Lee N. Ludlam           42      Managing Director,
                                   Austin Taylor Communications, Ltd. [1998]4

   Thomas J. Lapping       44      President , JDL Technologies, Inc. [1998]5

   Gary D. Nentwig         60      President and General Manager,
                                   MiLAN Technology Corporation [2002]6

   David T. McGraw         51      President and General Manager,
                                   Suttle Apparatus Corporation. [2002]7
---------------------------------

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

5 JDL Technologies, Inc. was acquired by the Company in 1998. Mr. Lapping founded JDL Technologies, Inc. in 1989.

6 Mr. Nentwig was appointed President of MiLAN Technology Corporation in March 2002 (CSI acquired substantially all assets of MiLAN from Digi International, March 25, 2002). Mr. Nentwig previously served as General Manger for MiLAN.

7 Mr. McGraw was appointed President of Suttle Apparatus Corporation in September 2002. From May 2001 to August 2002, he served as Chief Operating Officer of JDL Technologies, Inc. Prior to May 2001, he was Vice President-General Manager of Precision Diversified Industries in Plymouth, MN.

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

   - Suttle's manufacturing is conducted at three locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company leases space from the Puerto Rico Industrial Development Company in a facility in Humacao, Puerto Rico aggregating 7,000 square feet. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica. In 2001, the Company began leasing a 35,000 square foot facility in Waconia, Minnesota utilized as a distribution center for Suttle and Transition Networks, Inc. products. - Austin Taylor Communications, Ltd. owns a 40,000 square foot facility.

   - Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota where its engineering and administrative facilities are located.

   - JDL Technologies, Inc. leases an 11,000 square foot facility in Edina, Minnesota, which houses its business operations.

   - MiLAN Technology Corporation leases a 24,000 square foot facility in Sunnyvale, California, which houses its business and distribution operations.

   - The Company owns a 35,000 square foot building in Lawrenceville, Illinois. This facility is currently leased to other tenants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                                     PART II

ITEM 5.  MARKET MATTERS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

The Company's common stock was traded in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective January 27, 2003 the Company began trading its common stock on the American Stock Exchange ("AMEX") under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company's common stock for each quarterly period indicated as reported by NASDAQ. These prices indicate inter-dealer prices without retail markup, markdowns or commissions:
                               2002                               2001
                    -------------------------          ------------------------
                       High              Low             High               Low

First                 $9.50            $7.00           $10.69             $7.75
Second                 8.94             6.10             9.50              7.01
Third                  7.20             6.00             8.61              5.40
Fourth                 8.64             5.60             8.15              5.85

 (b)     HOLDERS

At March 1, 2003 there were approximately 790 holders of record of Communications Systems, Inc. common stock.

(c)      DIVIDENDS

The Company had paid regular quarterly dividends since October 1, 1985. The per share quarterly dividends paid were $.10 in 1999, 2000 and the first three quarters of 2001. Effective for the quarter beginning October 1, 2001, the CSI Board of Directors suspended the payment of a regular quarterly dividend due to the substantial reduction in earnings during the first half of 2001. Reinstatement of a $.04 quarterly dividend was authorized by the Board of Directors in the fourth quarter of 2002 payable January 1, 2003. In addition, the Board of Directors authorized a $.04 quarterly dividend payable April 1, 2003 to shareholders of record on March 18, 2003.


(d)      OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

               Securities Authorized For Issuance Under Equity Compansations Plans
                                                       (a)                    (b)                    (c)
                                                                                             Number of shares of
                                               Number of shares of                          common stock remaining
                                               common stock to be                            available for future
                                              issued upon exercise    Weighted-average       issuance under equity
                                                 of outstanding       exercise price of        compensation plans
                                               options, warrants     outstanding options,    (excluding shares in
 Plan Category (1)                                  and rights       warrants and rights           column (a))
 ---------------                              --------------------   --------------------   ---------------------

 Equity compensation plans approved by security holders:
 1992 Stock Plan                                        1,166,234            $     12.02                  274,445
 1990 Employee Stock Purchase Plan                         28,460            $      5.44                  137,654

 Equity compensation plans not approved by security holders:
 None

 (1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             SELECTED FINANCIAL INFORMATION
                                        (in thousands except per share amounts)

                                                                     Year Ended December 31
                                                  -------------------------------------------------------------
                                                     2002         2001         2000         1999          1998
                                                  --------     --------     --------     --------      --------
Selected Income Statement Data
Sales                                             $107,300     $ 95,105     $119,720     $117,525     $ 71,570

Costs and Expenses:
  Cost of Sales                                     78,748       69,602       82,355       77,280       50,599
  Selling, General and Administrative Expenses      24,612       24,691       29,432       28,907       12,413
                                                  --------     --------     --------     --------     --------
    Total Costs and Expenses                       103,360       94,293      111,787      106,187       63,012

Income From Operations (1)                           3,940          812        7,933       11,338        8,558

Other (expense) income, Net                            (45)         225          339          296        1,259

Income Before Income Taxes (1)                       3,895        1,037        8,272       11,634        9,817
Income Tax Expense                                   1,558          325        1,600        2,620        1,950
                                                  --------     --------     --------     --------     --------
Net Income (1)                                    $  2,337     $    712     $  6,672     $  9,014     $  7,867
                                                  ========     ========     ========     ========     ========
Net Income Per Share (1)                          $    .28     $    .09     $    .76     $   1.04        $ .87
                                                  ========     ========     ========     ========     ========
Diluted Net Income Per Share (1)                  $    .28     $    .09     $    .75     $   1.03     $    .87
                                                  ========     ========     ========     ========     ========
Cash Dividends Per Share                                 -     $    .30     $    .40     $    .40     $    .38
                                                  ========     ========     ========     ========     ========

Average Common and Potential Common
  Shares Outstanding                                 8,246        8,365        8,865        8,727        9,084
                                                  ========     ========     ========     ========     ========

Selected Balance Sheet Data
Total Assets                                      $ 88,758     $ 88,012     $ 93,198     $ 91,476     $ 83,900
Property, Plant and Equipment, Net                   7,425        8,137       10,106       10,960       11,379
Working Capital                                     53,122       51,303       45,486       34,787       37,245
Stockholders' Equity                                68,871       67,308       71,267       66,422       63,454

(1) 2002 amounts benefited from the implementation of Financial Accounting
    Standards No. 142, Goodwill and Other Intangible Assets as disclosed in Note
    9 of the consolidated financial statements, included in Item 8.


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              2002 Compared to 2001
                              ---------------------
Consolidated sales in 2002 increased 13% to $107,300,000 as compared to consolidated sales of $95,105,000 in 2001. Consolidated gross margins increased by 12% in 2002 compared to 2001. Consolidated operating income increased 385% to $3,940,000 in 2002 compared to $812,000 in 2001. Consolidated net income increased 228% to $2,337,000 in 2002 or $.28 per diluted share compared to $712,000 or $.09 before goodwill amortization in 2001.

On March 25, 2002 the Company acquired substantially all the assets of the MiLAN division of Digi International (NASDAQ: DGII) in an all cash transaction valued at approximately $8,100,000. MiLAN is a growing provider of wireless telecommunications products, LAN switches, media conversion products and print servers. The Company has streamlined MiLAN's cost structure and has consolidated certain functions with other operating business units of CSI during 2002. Fiscal 2002 sales included a $10,503,000 sales contribution from the MiLAN business unit subsequent to March 25, 2002.

Suttle's sales decreased 17% to $33,159,000 in 2002 as compared to $39,992,000 in 2001. Sales to customers in the United States (U.S.) decreased 19% to $31,383,000 from $38,982,000 in 2001. Suttle's sales declines are attributable to the continuing slowdown in capital spending by telecommunications industry companies and in particular the Regional Bell Operating Company (RBOC) customers. Suttle has implemented a strategy to utilize offshore manufacturing for data products as well as utilizing a telesales group to sell voice and data products to the nation's thousands of telecom and electrical installation companies. Sales to the RBOC's decreased 14% to $16,687,000 in 2002 from $19,394,000 in 2001 which represent 50% and 48% of Suttle's U.S. customer sales in 2002 and 2001, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $9,779,000 in 2002 compared to $15,632,000 in 2001. Sales to retail customers decreased 74% in 2002 to $431,000 from $1,651,000 in 2001. Suttle's international sales increased by 76% to $1,776,000 in 2002.

The sales decreases were reflected in most product lines. CorroShield (standard voice jack for most telephone applications) product sales fell 13% to $13,389,000 in 2002 from $15,465,000 in 2001. Sales of fiber-optic connector products decreased 35% to $1,479,000 from $2,283,000 in 2001. Sales of data products decreased 5% in 2002 to $4,803,000 from $5,056,000 in 2001. Sales of DSL filters (introduced in 2000) were $1,382,000 or 4% of Suttle's sales in 2002 versus $4,209,000 or 10% of sales in 2001.

Suttle's gross margins decreased 37% to $5,148,000 in 2002 compared to $8,219,000 in 2001, including a write down of excess and slow-moving inventory approximating $1,700,000 in 2002. Gross margin as a percentage of sales declined to 16% in 2002 from 21% in 2001. The decline in gross margin was also due to price cutting to meet competition and from the effect of excess manufacturing overhead costs relative to lower volumes. Suttle's operating income decreased $2,089,000 in 2002 compared to an operating loss of $710,000 before goodwill amortization in 2001. Suttle is continuing to implement cost reduction measures, including workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica. Suttle is also beginning to utilize offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and the DSL line filter business. Suttle also provides contract manufacturing with another company, which contributed revenues of approximately $3,000,000 in 2002.

Austin Taylor's sales decreased by 26% in 2002 to $7,138,000 compared to $9,620,000 in 2001 reflecting a decline in sales to several key United Kingdom (U.K.) accounts. Gross margin dollars decreased by $21,000 or 3% from prior year but as a percentage of sales increased 2.7% in 2002 due to cost reduction measures and workforce reductions implemented in the fourth quarter of 2001. Selling, general and administrative expenses decreased $382,000. Austin Taylor's operating loss declined to $377,000 in 2002 from $738,000 before goodwill amortization in 2001.

Transition Networks / MiLAN Technology segment sales increased by 39% to $49,010,000 in 2002 compared to $35,246,000 in 2001. Sales for this segment include a $10,503,000 contribution from MiLAN Technology, the assets of which CSI purchased from Digi International on March 25, 2002. Transition Networks sales were $38,507,000 in 2002 compared to $35,247,000 in 2001. Combined sales to international customers were $12,518,000 representing 26% of total segment sales in 2002 compared to $13,112,000 or 37% in 2001.The demand for media conversion and related products remained strong in 2002 and is expected to remain strong throughout 2003. Gross margin increased to $16,887,000 in 2002 from $12,915,000 in 2001. This increase included a $2,230,000 gross margin contribution from MiLAN. Gross margin as a percentage of sales was 34% in 2002 compared to 37% in 2001. Gross margins were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Selling, general and administrative expenses increased to $12,528,000 in 2002 compared to $9,515,000 in 2001. MiLAN contributed $2,635,000 of selling, general and administrative expenses in 2002. Selling, general and administrative expenses as a percentage of sales were 26% in 2002 and 27% in 2001. Operating income increased to $4,359,000 compared to $3,340,000 before goodwill amortization in 2001.


JDL Technologies sales increased 76% to $17,992,000 in 2002 compared to $10,247,000 in 2001. The sales increase was due to higher sales of computer and network hardware and services to plan, design, implement and manage network data systems for several large school districts in 2002. Computer and network hardware sales represented $13,155,000 or 73% of total JDL revenues in 2002 compared to $5,664,000 or 55% of total revenue in 2001. Consulting, training and support was $4,837,000 or 27% of total sales compared to $4,583,000 or 45% of total sales in 2001. Gross margin in 2002 was $5,825,000 or 32% compared to $3,657,000 or 36% in 2001. Higher sales of lower margin computer hardware was the principal factor in a lower gross margin percentage in 2002 compared to 2001. Selling, general and administrative expenses increased to $3,424,000 in 2002 from $3,371,000 in 2001 but as a percentage of net sales decreased to 14% from 19%, respectively. Operating income increased to $2,401,000 in 2002 compared to $286,000 in 2001 before goodwill amortization in 2001.

Consolidated investment income decreased $547,000 due to lower earnings on invested funds and payment in full of a note receivable and accrued interest in the first quarter. Interest expense decreased by $277,000 in 2002 compared to 2001 due to a decrease in borrowings on the line of credit and lower interest rates. Income before income taxes increased to $3,895,000 in 2002 compared to $1,037,000 in 2001. The Company's effective income tax rate was 40% in 2002 compared to 31% in 2001 due to higher U.S. income in 2002, which is taxed at a higher rate, and lower income in Puerto Rico, which was taxed at a lower rate. Also, the Company received higher dividends from Puerto Rico in 2002 which are subject to a toll gate tax of 1.75%. Net income increased $1,624,000 to $2,337,000 in 2002. 2001 pro forma net income for the twelve months ended December 31, 2001 excluding goodwill amortization would have been $1,812,000 after tax effect.


                              2001 Compared to 2000
                              ---------------------
Consolidated sales in 2001 decreased 21% to $95,105,000 as compared to consolidated sales of $119,720,000 in 2000. Consolidated gross margins decreased by 4% in 2001 compared to 2000. Consolidated selling, general and administrative expenses increased 1% to 26% of gross revenue in 2001. Consolidated operating income decreased 90% to $812,000 in 2001. Consolidated net income decreased 89% to$712,000 in 2001 or $.09 per diluted share compared to $.75 in 2000.

Overall, operating results of all business segments were adversely affected by the overall slowdown in economic conditions resulting in decreased capital spending and reduced equipment purchases by telecommunications service providers. Pricing pressures and excess manufacturing capacity also resulted in the Company experiencing decreases in gross margins. The Company's media conversion business unit, Transition Networks, was not impacted as severely by the weak market conditions, which resulted in improved profitability as compared to the previous year. In 2001, the Company's manufacturing operations were downsized to match existing and anticipated volumes. Employment levels were reduced 30% in 2001 and in addition, two of three manufacturing facilities in Puerto Rico were closed to streamline overhead cost structures.

Suttle's sales decreased 27% to $39,992,000 in 2001 as compared to $55,111,000 in 2000. Sales to customers in the United States (U.S.) decreased 26% to $38,980,000 from $53,000,000 in 2000. Sales to the RBOC's decreased 35% to $19,626,000 from $24,713,000 in 2000. Sales to these customers represent 48% and 56% of Suttle's U.S. customer sales in 2001 and 2000, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $15,632,000 or 20% from prior year. Sales to retail customers decreased 32% to $1,651,000 in 2001 from $2,413,000 in 2000. Suttle's international sales decreased by 52% to $1,010,000 in 2001.

The sales decreases were reflected in most product lines with the exception of fiber-optic products and DSL (Digital Subscriber Line) filters. CorroShield (standard voice jack for most telephone applications) product sales fell 34% to $15,465,000 in 2001 from $23,412,000 in 2000. Sales of fiber-optic connector products increased 13% to $2,283,000 from $2,023,000 in 2000. Sales of data products decreased 43% in 2001 to $5,056,000 from $8,863,000 in 2000. DSL filters (introduced in 2000) sales were $4,209,000 or 10% of Suttle's sales in 2001 versus $2,271,000 or 4% of sales in 2000.

Suttle's gross margins declined 53% to $8,219,000 with the gross margin percentage declining to 20.6% in 2001 from 31.6% in 2000. The gross margin decline was due primarily to lower business volumes, excess overhead costs and pricing reductions due to competitive pressures. Selling, general and administrative expenses decreased $700,000 or 9% in 2001. Operating income declined by $8,500,000 or 89% in 2001.

Austin Taylor's sales decreased by 5% to $9,620,000 in 2001. The sales decrease was due to below plan sales to several key United Kingdom (U.K.) accounts. Gross margin decreased by $565,000 or 44% from prior year and as a percentage of sales decreased 5.2% in 2001. The gross margin decline was due to excess overhead costs, pricing reductions and payment of severance costs associated with the resizing of the operations in the third and fourth quarters of 2001. Selling, general and administrative expenses increased $67,000 in 2001. Operating income declined $632,000 in 2001.

Transition Network sales decreased $4,327,000 or 11% to $35,246,000 in 2001. Operating income increased by $1,413,000 or 146% to $2,118,000 in 2001. Sales to distributors were $18,640,000 in 2001 or 53% of total sales compared to $21,760,000 or 55% of total sales in 2000. The balance of sales in both years was made to system integrators and resellers, to OEMs and through catalog sales. Sales to international customers were $13,112,000 and were 37% of total sales in 2001 compared to $14,237,000 or 36% in 2000. Gross margin dollars decreased by $2,198,000 and as a percentage of sales decreased by 1.5% in 2001. Selling, general and administrative expenses decreased by $3,611,000 and 6% as a percentage of sales in 2001.

JDL Technologies sales decreased 31% to $10,247,000 in 2001 compared to $14,887,000 in 2000. The sales decrease was due to lower sales of computer and network hardware in 2001 compared to 2000. Operating income increased by $564,000 or 78% compared to 2000. Computer and network hardware sales represented $5,664,000 or 55% of total JDL revenues in 2001 compared to 83% of total revenue in 2000. Consulting, training and support was $4,535,000 or 45% of total sales compared to 17% of total sales in 2000. Gross margin in 2001 was $3,657,000 or 36% compared to $3,556,000 or 24% in 2000. The higher gross margin in 2001 is consistent with increased revenues in consulting, training, and design services as compared to 2000. Selling, general and administrative expenses decreased to $3,816,000 in 2001 from $4,278,000 in 2000, but as a percentage of net sales increased 8% to 37% in 2001.

Consolidated investment income, net of interest expense, decreased by $114,000 in 2001 due to decreased earnings on invested funds. Income from continuing operations before income taxes decreased 90% to $812,000 in 2001. The Company's effective income tax rate was 31.3% in 2001 as compared to 19.3% in 2000. The increase in the tax rate was attributable to higher U.S. and U.K. earnings as a percentage of total earnings, which are subject to higher tax rates than attributable to Puerto Rico operations.

                          Acquisitions and Dispositions
                          -----------------------------
Effective March 25, 2002, the Company acquired substantially all the assets of the MiLAN division of Digi International, Inc. for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002.

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

                                European Currency
                                -----------------
In January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the Euro was introduced in participating countries. Initially, this new currency is being used for financial transactions. It will eventually replace the national currencies of participating nations.

The introduction of the Euro has not had a material effect on its business at this time. The United Kingdom, where Austin Taylor is located, is not among the countries converting to the Euro. The Company does conduct significant business in other participating European nations, nor does it hold assets valued in other European currencies. The Company will continue to monitor the European currency situation and take action as required.

                         Liquidity and Capital Resources
                         -------------------------------
At December 31, 2002, the Company had approximately $19,816,000 of cash and cash equivalents compared to $22,240,000 of cash and cash equivalents at December 31, 2001. The Company had working capital of approximately $53,122,000 and a current ratio of 3.7 to 1 compared to working capital of $51,303,000 and a current ratio of 3.5 to 1 at the end of 2001. The increase in working capital was primarily due to an increase in trade receivables, inventories and improved 2002 operations.

Cash flow provided by operating activities was approximately $7,452,000 in 2002 compared to $11,634,000 provided by operations in 2001. The decrease was primarily due to the Company's increased inventory requirements and prepayments, and accounts receivable levels after eliminating the effect associated with the addition of the MiLAN business unit.

Investing activities used $6,924,000 of cash in 2002 compared to cash of $5,092,000 provided by investing activities in 2001. The Company purchased substantially all the assets of MiLAN for approximately $8,100,000 in cash in the first quarter of 2002 financed through internal cash flows. Cash investments in new plant and equipment totaled $1,740,000 in 2002 compared to $984,000 in 2001. The Company expects to invest $1,500,000 on capital additions in 2003. The Company invested approximately $5,825,000 in the purchase of debt securities in 1999 and redeemed them in the second quarter of 2001.

Net cash used in financing activities was $2,991,000 in 2002 compared to $5,797,000 in 2001. No dividends were paid on common stock in 2002 compared to dividend payments of $2,554,000 in 2001. Proceeds from common stock issuances, principally exercises of key employee stock options, totaled $11,700 in 2002 and $83,000 in 2001. The Company purchased and retired 182,574 and 395,252 shares of its stock in open market transactions during 2002 and 2001 respectively. Board authorizations are outstanding to purchase 297,065 additional shares. The Company may purchase and retire additional shares in 2003 if warranted by market conditions and the Company's financial position. The Company paid down its notes payable by $2,000,000 in the second quarter of 2002.

The bulk of Suttle's operations were located in Puerto Rico until December 2001 The Company's earnings in Puerto Rico are sheltered from U.S. income tax by the possessions tax credit (Internal Revenue Code Section 936). The amount of the possessions tax credit is limited to a percentage of the Company's Puerto Rico payroll and depreciation. U.S. income tax expense on the Company's earnings in Puerto Rico, after full utilization of the available tax credits, was $0 in 2002 and 2001 and $82,000 in 2000.

Under provisions of the Small Business Job Protection Act of 1996, the possessions tax credit was repealed for years after 1995. However, companies like CSI which currently qualify for the credit, may continue to claim the credit until 2005, subject to certain limitations. As of July 1, 1996, the credit no longer applies to investment income earned in Puerto Rico. The credit continued to apply to business income earned in Puerto Rico through 2001. For the years 2002 to 2005, the amount of Puerto Rico business income eligible for the credit will be limited to an inflation-adjusted amount based on Puerto Rico business income earned from 1990 to 1994. The possessions tax credit has had a materially favorable effect on the Company's income tax expense. Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $52,000, $564,000 and $1,908,000 in 2002, 2001 and 2000, respectively.

In December 2001 the Company reduced its operations in Puerto Rico in order to match anticipated business volume requirements. By reducing its Puerto Rico operations the Company substantially reduced the amount of possessions tax credit available to shelter earnings from U.S. income tax. As a result, the Company expects its corporate income tax rate on future earnings will more closely match normal U.S. income tax rates. The effective tax rate in 2002 was 40% compared to 31% in 2001.

At December 31, 2002 approximately $17,209,000, $5,254,000 and $1,604,000 of assets were invested in the Company's subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively. The Company expects to maintain these investments as needed to support the continued operation of the subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 2002, the Company's outstanding obligations for notes payable totaled $7,000,000. The Company paid this credit line in full in March 1, 2003. The unused portion of the Company's credit line ($10,000,000 at March 1, 2003) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies
                          ----------------------------
Allowance for Doubtful Accounts: We record a provision for doubtful accounts based on specific identification of our accounts receivable. This involves a degree of judgement based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for our products or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.

Sales Returns: An allowance is established for possible return of products. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these balances adequate and proper, changes in customers' behavior versus historical experience or changes in the Company's return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation: The Company's inventories are valued at the lower of cost or market. Reserves for overstock and obsolescence are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that would result in materially different amounts for this item. In 2002, we recorded a $1,700,000 charge reflecting an adjustment to our inventory to lower of cost or market . This charge represents excess and obsolete inventory.

Income Taxes: In the preparation of the Company's consolidated financial statements, management calculates income taxes. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

Warranty: We provide a standard product warranty program for our product lines and a five year warranty on certain equipment purchased from a third party and installed at our customer location. We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. Though management considers these balances adequate and proper, changes in the Company's warranty policy or a significant change in product defects versus historical averages are among the factors that would result in materially different amounts for this item.


                    Recently Issued Accounting Pronouncements
                    -----------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We adopted this standard effective January 1, 2002. We assessed the fair value of our business units to determine whether goodwill carried on our financial statements was impaired and the extent of such impairment, if any. We used the discounted cash flows method using market-based rates of return to provide indications of value. Based upon these assessments, we determined that our current goodwill balances were not impaired as of January 1, 2002. We will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2002 and 2001 the Company had net goodwill of $5,412,000 and $4,638,000, respectively. Goodwill amortization expense recorded during the twelve months ended December 31, 2002 and 2001 was $0 and $2,092,000 respectively.


     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 is further discussed with appropriate disclosures in Note 1 of the consolidated financials statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements will be effective for interim periods beginning after December 15, 2002. We will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

ITEM 7a. Market Risk Disclosures

The Company has no freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2002 our bank line of credit carried a variable interest rate based on our bank's average certificate of deposit rate plus 1.5%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS
                              REPORT OF MANAGEMENT

The management of Communications Systems, Inc. and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's informed judgments and estimates.

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

/s/ Curtis A. Sampson                        /s/ Paul N. Hanson
------------------------------------         -----------------------------------
Curtis A. Sampson                            Paul N. Hanson
Chairman and Chief Executive Officer         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Deloitte & Touche   LLP
Deloitte & Touche LLP
March 3, 2003
Minneapolis, Minnesota

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           December 31
                                                  -----------------------------
                                                         2002             2001
                                                  ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 19,816,328     $ 22,239,883
  Trade accounts receivable, less allowance
    for doubtful accounts of $1,061,000
    and $1,064,000, respectively                    19,128,399        8,804,828
  Related party receivables (Note 1)                   412,930          531,972
  Inventories (Note 2)                              28,958,291       24,931,739
  Note receivable (Note 1)                                            2,765,390
  Other current assets                               1,339,024          556,906
  Deferred income taxes (Note 7)                     3,354,568        2,176,405
                                                  ------------     ------------
      TOTAL CURRENT ASSETS                          73,009,540       72,007,123

PROPERTY, PLANT AND
  EQUIPMENT, net (Notes 1 and 3)                     7,424,550        8,136,673

OTHER ASSETS:
  Excess of cost over net assets
   acquired (Notes 1 and 9)                          5,253,793        4,638,068
  Investments (Note 1)                                  22,554           60,019
  Deferred income taxes (Note 7)                     2,796,978        3,070,027
  Other assets                                         251,077           99,893
                                                  ------------     ------------
    TOTAL OTHER ASSETS                               8,324,402        7,868,007
                                                  ------------     ------------
TOTAL ASSETS                                      $ 88,758,492     $ 88,011,803
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 1)                          $  7,000,000     $  9,000,000
  Accounts payable                                   5,291,706        5,567,390
  Accrued compensation and benefits                  2,655,056        2,671,269
  Other accrued liabilities                          1,797,656        1,218,844
  Dividends payable                                    325,714
  Income taxes payable                               2,817,082        2,246,299
                                                  ------------     ------------
    TOTAL CURRENT LIABILITIES                       19,887,214       20,703,802

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 1 and 6)
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common stock, par value $.05 per share;
    30,000,000 shares authorized;
    8,142,716 and 8,262,314 shares issued
    and outstanding, respectively                      407,135          413,116
  Additional paid-in capital                        27,613,163       27,855,529
  Retained earnings                                 40,920,358       39,463,137
  Cumulative other comprehensive loss (Note 1)         (69,378)        (423,781)
                                                  ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                      68,871,278       67,308,001
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 88,758,492     $ 88,011,803
                                                  ============     ============

                 See notes to consolidated financial statements.

                                   COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                Year Ended December 31
                                                  ---------------------------------------------------
                                                        2002                2001               2000
                                                  ------------        ------------       ------------
SALES (Note 10):                                  $107,299,857        $ 95,105,438       $119,720,115

COSTS AND EXPENSES:
  Cost of sales                                     78,748,160          69,602,302         82,354,384
  Selling, general and administrative expenses      24,611,972          24,690,686         29,432,373
                                                  ------------        ------------       ------------
    TOTAL COSTS AND EXPENSES                       103,360,132          94,292,988        111,786,757
                                                  ------------        ------------       ------------
OPERATING INCOME                                     3,939,725             812,450          7,933,358

OTHER INCOME (EXPENSE):
  Investment income                                    238,316             785,323          1,028,681
  Interest expense                                    (283,369)           (560,524)          (689,867)
                                                  ------------        ------------       ------------
    OTHER (EXPENSE) INCOME, net                        (45,053)            224,799            338,814
                                                  ------------        ------------       ------------
INCOME BEFORE INCOME TAXES                           3,894,672           1,037,249          8,272,172

INCOME TAX EXPENSE (Note 7)                          1,558,000             325,000          1,600,000
                                                  ------------        ------------       ------------
NET INCOME                                        $  2,336,672        $    712,249       $  6,672,172
                                                  ------------        ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment              354,403             (72,810)          (382,435)
  Unrealized holding gain on debt securities                                                   73,800
                                                  ------------        ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  BEFORE INCOME TAXES                                  354,403             (72,810)          (308,635)
Income tax expense related to unrealized
  gains and losses on debt securities                                                          25,614
                                                  ------------        ------------       ------------
                                                       354,403             (72,810)          (334,249)
                                                  ------------        ------------       ------------
COMPREHENSIVE INCOME                              $  2,691,075        $    639,439       $  6,337,923
                                                  ============        ============       ============
BASIC NET INCOME
  PER COMMON SHARE (Note 1)                       $        .28        $        .09       $        .76
                                                  ============        ============       ============
DILUTED NET INCOME
  PER COMMON SHARE (Note 1)                       $        .28        $        .09       $        .75
                                                  ============        ============       ============

AVERAGE BASIC SHARES OUTSTANDING                     8,245,352           8,363,046          8,750,279
AVERAGE DILUTED SHARES OUTSTANDING                   8,246,481           8,364,553          8,865,466

                                 See notes to consolidated financial statements.


                                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Cumulative
                                                            Additional                Stock Option       Other
                                        Common Stock         Paid-in      Retained        Notes      Comprehensive
                                     Shares      Amount      Capital      Earnings      Receivable   Income (Loss)        Total
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 1999       8,551,272   $ 427,564   $25,302,306   $40,996,869   $  (288,225)  $    (16,722)    $66,421,792
  Net income                                                               6,672,172                                    6,672,172
  Issuance of stock under
    Employee Stock Purchase Plan      30,515       1,526       316,211                                                    317,737
  Issuance of stock to
    Employee Stock Ownership Plan     23,692       1,184       306,812                                                    307,996
  Issuance of stock under
    Employee Stock Option Plan       290,159      14,508     3,323,673                                                  3,338,181
  Stock issued as compensation         8,000         400       119,600                                                    120,000
  Tax benefit from non qualified
    employee stock options                                     397,420                                                    397,420
  Purchase of common stock          (286,729)    (14,336)     (888,887)   (1,843,058)                                  (2,746,281)
  Shareholder dividends                                                   (3,516,065)                                  (3,516,065)
  Collection of stock option
    notes receivable                                                                       288,225                        288,225
  Other comprehensive loss                                                                               (334,249)       (334,248)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2000       8,616,909     430,846    28,877,135    42,309,918           -         (350,971)     71,266,928
  Net income                                                                 712,249                                      712,249
  Issuance of stock under
    Employee Stock Purchase Plan      15,657         783        82,363                                                     83,146
  Issuance of stock to
    Employee Stock Ownership Plan     25,000       1,250       219,075                                                    220,325
  Purchase of common stock          (395,252)    (19,763)   (1,323,044)   (1,885,563)                                  (3,228,370)
  Shareholder dividends                                                   (1,673,467)                                  (1,673,467)
   Other comprehensive loss                                                                               (72,810)        (72,810)
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2001       8,262,314     413,116    27,855,529    39,463,137           -         (423,781)     67,308,001
  Net income                                                               2,336,672                                    2,336,672
  Issuance of stock under
    Employee Stock Purchase Plan      36,276       1,814       188,744                                                    190,558
  Issuance of stock to
    Employee Stock Ownership Plan     25,000       1,250       187,250                                                    188,500
  Issuance of stock under
    Employee Stock Option Plan         1,700          85        11,645                                                     11,730
  Purchase of common stock          (182,574)     (9,130)     (630,005)     (553,737)                                  (1,192,872)
  Shareholder dividends                                                     (325,714)                                    (325,714)
   Other comprehensive loss                                                                               354,403         354,403
                                   ---------   ---------   -----------   -----------   -----------   ------------     -----------
BALANCE AT DECEMBER 31, 2002       8,142,716   $ 407,135   $27,613,163   $40,920,358   $       -     $    (69,378)    $68,871,278
                                   =========   =========   ===========   ===========   ===========   ============     ===========

See notes to consolidated financial statements.

                                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31
                                                               --------------------------------------------------
                                                                      2002               2001               2000
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  2,336,672       $    712,249        $ 6,672,172
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                             2,633,671          5,015,807          5,098,123
        Increase in deferred taxes                                 (905,114)          (674,963)          (666,985)
        Tax benefit from non-qualified stock options                                                      397,420
        Changes in assets and liabilities net of
        effects from acquisitions:
          Trade and related party receivables                     2,333,236          3,948,522         (2,222,176)
          Inventories                                             1,075,464          2,491,627         (6,455,692)
          Other current assets                                     (824,839)           116,531            (55,759)
          Accounts payable                                         (389,124)          (256,841)        (2,071,389)
          Accrued expenses                                          621,730           (462,842)           739,557
          Income taxes payable                                      570,087            743,567         (1,272,969)
                                                               ------------       ------------       ------------
            Net cash provided by operating activities             7,451,783         11,633,657            162,302

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,740,220)          (984,369)        (2,276,790)
    Maturities of debt securities                                    21,809          5,856,488            214,973
    Increase in other assets                                        157,015             19,686            309,833
    Collection of notes receivable                                2,765,390            200,000            400,000
    Payment for purchase of MiLAN Technology Corporation         (8,127,751)
                                                               ------------        ------------       ------------
          Net cash (used in) provided by investing activities    (6,923,757)         5,091,805         (1,351,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable and long-term debt                (2,000,000)          (101,438)           (38,518)
    Proceeds from notes payable                                                                            96,921
    Collection of stock option note receivable                                                            288,225
    Dividends paid                                                                  (2,553,858)        (3,490,761)
    Proceeds from issuance of stock                                 202,288             83,146          3,655,918
    Purchase of stock                                            (1,192,872)        (3,224,897)        (2,746,281)
                                                               -----------        ------------       ------------
          Net cash used in financing activities                  (2,990,584)        (5,797,047)        (2,234,496)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                      39,003             (9,906)           (92,103)
                                                               ------------        ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,423,555)        10,918,509         (3,516,281)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   22,239,883         11,321,374         14,837,655
                                                               ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 19,816,328       $ 22,239,883       $ 11,321,374
                                                               ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                          $    973,932          $ 342,335        $ 2,885,278
    Interest paid                                                   356,357            507,014            682,679
    Dividends declared not paid                                     325,714                  -                  -

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

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

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, lower of cost or market inventory adjustments, provision for income taxes and deferred taxes, and goodwill and other intangible asset impairment review.

Financial instruments: The fair value of the Company's financial instruments, which consist of marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable, approximate their carrying value due to their short-term nature and the variable interest rate on outstanding indebtedness.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $74,000 and $154,000 at December 31, 2002 and 2001, respectively. Accounts with HCC are handled on an open account basis. The Company also has certain receivables with employees and an officer, the majority of which are repaid through biweekly payroll deductions. These receivables totaled $339,000 and $378,000 as of December 31, 2002 and 2001 respectively. These receivables earn interest ranging from 6.5% to 8 % and have maturity dates extending to 2006. The officer receivable of $174,000 was paid in full in January 2003.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using principally the straight-line method. Depreciation included in costs and expenses was $2,564,000, $2,905,000 and $2,969,000 for 2002, 2001 and 2000, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired (Goodwill) and other intangible assets:
Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $70,000, $2,129,000 and $1,974,000 in 2002, 2001 and 2000,
respectively.

Note receivable: The note receivable at December 31, 2001 represented the balance due from the sale of the Company's contract manufacturing operations sold in 1996. The original amount was $4,866,000 and the maturity date was November 1, 2001. The note and accrued interest was paid in full in January 2002.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine how an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset. At December 31, 2002 and 2001, no impairment loss provision is required or recorded in the consolidated financial statements.

Investments: The Company owns available-for-sale marketable securities with a cost of $34,346 and market value of $26,551.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. Outstanding borrowings against the line of credit at December 31, 2002 and 2001 were $7,000,000 and $9,000,000 respectively. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (2.9% at December 31, 2002). The outstanding balance was paid in full on March 3, 2003. The credit agreement matures June 30, 2003 and is secured by assets of the Company.

Warranty: We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.

The following table presents the changes in the Company's warranty liability for the year ended December 31, 2002, the majority of which relates to a five year obligation to provide for potential future liabilities for network equipment sales.

         Beginning Balance                            $ 286,358
         Actual warranty costs paid                    (149,828)
         Amounts charged to expense                     526,142
                                                      ---------
         Ending balance                               $ 662,672
                                                      =========

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. The cumulative foreign currency translation balance is $69,000 and $424,000 at December 31, 2002 and 2001, respectively.

Revenue recognition: The Company recognizes revenue for all domestic and international sales at the shipping point based on shipping terms of FOB shipping point. The Company sells products directly to its customers and through distributors. Risk of loss transfers at the point of shipment and the Company has no further obligation for performance after such time. The Company establishes an allowance for sales returns based on historical experience. Payment terms for distributors are consistent with the terms of the Company's direct customers.

Research and development: Research and development consists mostly of outside testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred was $482,000 in 2002, $576,000 in 2001, and $640,000 in 2000.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 1,129 shares, 1,507 shares, and 115,187 shares in 2002, 2001 and 2000, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 1,165,000, 1,075,000 and 968,000 shares of common stock at a range of $6.90 to $18.91 were outstanding during 2002, 2001 and 2000 but were not included in the computation of diluted earnings per share because the options' price was greater than the average market price of common stock.

Stock-based employee compensation plans: The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost is reflected in net income. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income and net income per share would have been as follows:

                                             Year Ended December 31
                                  ------------------------------------------
                                         2002           2001           2000
                                  ------------   ------------   ------------
Net Income
As reported                       $  2,337,000   $    712,000   $  6,672,000
Compensation expense, net of ta   $   (606,000)  $   (732,000)  $ (1,088,000)
Pro forma                         $  1,731,000   $    (20,000)  $  5,584,000

Earnings Per Share-Basic
As reported                       $       . 28   $        .09   $       . 76
Pro forma                         $       . 21   $        .00   $       . 64

Earnings Per Share-Diluted
As reported                       $       . 28   $        .09   $       . 75
Pro forma                         $       . 21   $        .00   $       . 63

Information on the Company's stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 6.

Recently issued accounting pronouncements: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002 and are included within Note 1 above.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements will be effective for interim periods beginning after December 15, 2002 and are included within Note 1 above. We will to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost (first-in, first out method) or market and consist of:
                                                    December 31
                                          -------------------------------
                                                 2002               2001
                                          ------------       ------------
         Finished goods                   $ 14,188,306       $ 15,821,487
         Raw and processed materials        14,769,985          9,110,252
                                          ------------       ------------
                                          $ 28,958,291       $ 24,931,739
                                          ============       ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                           December 31
                                  Estimated       --------------------------
                                 useful life             2002          2001
                                 -----------      ------------  ------------
    Land                                          $    290,939  $    290,939
    Buildings and improvements    7-30 years         3,547,305     3,116,949
    Machinery and equipment       3-15 years        26,700,103    26,545,446
    Furniture and fixtures        5-10 years         3,435,868     3,001,702
                                                  ------------  ------------
                                                    33,974,215    32,955,036
    Less accumulated depreciation                   26,549,665    24,818,363
                                                  ------------  ------------
                                                  $  7,424,550  $  8,136,673
                                                  ============  ============

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2002, 2001 and 2000 were $312,000, $263,000, and $347,000, respectively.

The Company does not provide post retirement benefits to its employees.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $1,135,000 $1,078,000 and $901,000 in 2002, 2001 and 2000 respectively. Sublease income received was $57,000, $34,000 and $10,000 in 2002, 2001 and 2000 respectively.
At December 31, 2002, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  2003                          $   943,000
                  2004                              983,000
                  2005                              634,000
                  2006                              628,000
                  2007                              227,000
                                                -----------
                                                $ 3,415,000
                                                ===========

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.

NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 1,900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 2002, 199,445 shares remained available to be issued under the plan. Options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price will be the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire ten years from date of grant. At December 31, 2002, 75,000 shares are available to be issued under the plan.

The Company issued 8,000 fully vested common shares of stock to JDL Technologies employees as compensation for services during 2000. No shares were issued in 2002 or 2001. Compensation expense recorded in 2000 related to these shares was $120,000.

Changes in outstanding employee and director stock options during the three years ended December 31, 2002 were as follows:
                                                                    Weighted
                                                                     average
                                                    Number of    exercise price
                                                       shares      per share
                                                 ------------    -----------
Outstanding at December 31, 1999                    1,156,992    $     12.66
                  Granted                             363,100          16.79
                  Exercised                          (290,159)         12.98
                  Canceled                           (146,537)         11.81
                                                 ------------
Outstanding at December 31, 2000                    1,083,396          14.17
                  Granted                             269,520           8.03
                  Exercised                                 -              -
                  Canceled                           (275,105)         12.98
                                                 ------------
Outstanding at December 31, 2001                    1,077,811          13.01
                  Granted                             248,580           8.42
                  Exercised                            (1,700)          6.27
                  Canceled                           (158,457)         13.20
                                                 ------------
Outstanding at December 31, 2002                    1,166,234    $     12.02
                                                 ============



At December 31, 2002, 889,702 stock options are currently exercisable at a weighted average price of $12.02. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 2002:

                                           Weighted Average       Weighted
                                                Remaining          Average
Range of Exercise Prices         Shares        Option Life     Exercise Price
------------------------       --------        -----------     -----------------
 $  5.31 to $ 9.99              480,855          4.1 years        $  8.26
 $10.00 to $12.00               239,429          1.8 years          10.22
 $12.01 to $14.99                59,000          6.3 years          13.62
 $15.00 to $18.91               386,950          1.8 years          17.17

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
                                                   Year Ended December 31
                                         ---------------------------------------
                                             2002            2001          2000
                                         ---------      ----------    ----------
Expected volatility                           33%             33%           34%
Risk free interest rate                      4.6%            4.7%          6.1%
Expected holding period - employees       4 years         4 years       4 years
Expected holding period - directors       7 years         7 years       7 years
Dividend yield                               1.9%            3.6%          2.4%

Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 1.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 36,276, 15,657 and 30,515 for the plan years ended August 31, 2002, 2001 and 2000, respectively. At December 31, 2002 employees had subscribed to purchase an additional 28,460 shares in the current plan year ending August 31, 2002.


EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2002, the ESOP held 309,606 shares of the Company's common stock, all of which has been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company's 2002 ESOP contribution was $255,040 for which the Company issued 32,000 shares of common stock to the ESOP in February 2003. The 2001 ESOP contribution was $188,500 for which the Company issued 25,000 shares in February 2002. The 2000 ESOP contribution was $220,325 for which the Company issued 25,000 shares in February 2001.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2002, the Company purchased and retired 182,574 shares at a cost of $1,193,000. In 2001, the Company purchased and retired 395,252 shares at a cost of $3,228,000. At December 31, 2002, 297,065 additional shares could be repurchased under outstanding Board authorizations.


NOTE 7 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                 Year Ended December 31
                                         -------------------------------------
                                               2002         2001         2000
                                         -----------  -----------  -----------
Currently payable income taxes (benefit):
     Federal                             $ 2,000,000  $   746,000  $ 1,109,000
     State                                   260,000      101,000      131,000
     Puerto Rico                             161,000      163,000      573,000
     Foreign                                  42,000      (10,000)      57,000
                                         -----------  -----------  -----------
                                           2,463,000    1,000,000    1,870,000
Tax effect of disqualified employee
     incentive stock options                       0            0      397,000

Deferred income benefit                     (905,000)    (675,000)    (667,000)
                                         -----------  -----------  -----------
                                         $ 1,558,000  $   325,000  $ 1,600,000
                                         ===========  ===========  ===========

A subsidiary, Suttle Caribe, Inc., operates in Puerto Rico, and s qualified under Internal Revenue Service Code section 936 for credit against U.S. income taxes. Under provisions of the Omnibus Budget Reconciliation Act of 1993, Congress set limits on the section 936 credit that went into effect for the 1994-tax year. As a result of the tax credit limitation, the Company incurred $0 in 2002 and 2001 and $82,000 in 2000 of U.S. federal income tax expense on earnings in Puerto Rico.

Earnings of Suttle Caribe, Inc. are subject to Puerto Rico income taxes at a 4% flat rate through 2016, subject to satisfaction of the employment and investment requirements of the tax exemption grant received by the Company. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $9,986,000 at December 31, 2002.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax loss was $349,000, $706,000, and $74,000 in 2002, 2001 and 2000, respectively. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $2,869,000 at December 31, 2002. It is the Company's intention to reinvest the remaining undistributed earnings of its Puerto Rico, U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                    Year Ended December 31
                                               --------------------------------
                                                2002         2001         2000
                                               ------       ------       ------
Tax at U.S. statutory rate                      35.0%        35.0%        35.0%
Surtax exemption                                (1.0)        (1.0)        (1.0)
U.S. taxes not provided on Puerto Rico
 operations                                     (1.3)       (54.4)       (23.1)
State income taxes, net of federal benefit       4.4          6.4          1.8
Nondeductible goodwill amortization                          41.4          5.2
Other                                            2.9          3.9          1.4
                                               ------       ------       ------
Effective tax rate                              40.0%        31.3%        19.3%
                                               ======       ======       ======



Deferred tax assets and liabilities as of December 31 related to the following:

                                               2002         2001
                                         -----------   -----------
Current assets:
     Bad debts                           $   395,809   $   299,462
     Inventory                             2,091,861     1,354,724
     Accrued expenses                        866,898       522,219
                                         -----------   -----------
                                         $ 3,354,568   $ 2,176,405
                                         ===========   ===========
Long term assets and (liabilities):
     Depreciation                        $  (366,699)  $  (292,130)
     Net operating loss carryforward         877,324       954,752
     Loss reserves on notes receivable       147,725       148,000
     Excess of cost over net assets          472,357       565,620
     Other                                     4,012          (500)
     Alternative minimum tax credits       1,662,259     1,694,285
                                         -----------   -----------
                                         $ 2,796,978   $ 3,070,027
                                         ===========   ===========

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000. At December 31, 2002, the Company has $2,580,000 available net operating loss carryforwards for income tax purposes, which expire 2014. The Company also has alternative minimum tax carryforwards of approximately $1,662,000 at December 31, 2002, which are available to reduce future regular income taxes over an indefinite period.


NOTE 8 - ACQUISITIONS

Effective March 25, 2002, the Company acquired substantially all the assets of MiLAN Technology Corporation for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002.

The fair value of assets acquired in the transaction was $8,390,156 and liabilities of $262,405 were assumed as follows:

      Equipment and fixtures                               $     5,120
      Identifiable intangible asset (royalty agreement)        201,341
      Excess of cost over net assets acquired                  635,046
      Accounts receivable                                    2,426,713
      Inventory                                              5,121,936
      Accrued expenses                                        (262,405)
                                                           -----------
            Total purchase price                           $ 8,127,751
                                                           ===========



NOTE 9 - GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Management assessed the fair value of the business units to determine whether goodwill carried on the financial statements was impaired and the extent of such impairment, if any using the discounted cash flows method. Based upon these assessments, management determined that the current goodwill balances were not impaired as of January 1, 2002. Management will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2002, 2001 and 2000 the Company had net goodwill of $5,254,000, $4,638,000 and $6,729,000, respectively.

The following table adjusts net income for goodwill amortization expense recognized for the years ended December 31:

                                            2002          2001            2000
                                      -----------   -----------     -----------
Reported net income                   $ 2,336,672   $   712,249     $ 6,672,172
Add back: Goodwill amortization,
 net of taxes                                   -     1,099,616       1,688,244
                                      -----------   -----------     -----------
    Adjusted net income               $ 2,336,672   $ 1,811,865     $ 8,360,416
                                      ===========   ===========     ===========

Basic Net Income Per Share:
    Reported net income               $       .28   $       .09     $       .76
    Goodwill amortization                       -           .13             .19
                                      -----------   -----------     -----------
    Adjusted net income               $       .28   $       .22     $       .95
                                      ===========   ===========     ===========

Diluted Net Income Per Share:
    Reported net income               $       .28   $       .09     $       .75
    Goodwill amortization                       -           .13             .19
                                      -----------   -----------     -----------
    Adjusted net income               $       .28   $       .22     $       .94
                                      ===========   ===========     ===========

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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. (including Puerto Rico) and Costa Rica. Austin Taylor operates in the United Kingdom (U.K.). Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America. Consolidated sales to U.S. customers were approximately 80%, 75% and 78% of total consolidated revenues in 2002, 2001 and 2000 respectively. At December 31, 2002, foreign earnings in excess of amounts received in the United States were approximately $5,738,000. In addition, the cumulative amount of undistributed prior earnings of Suttle Caribe, Inc. on which no Puerto Rico tollgate tax has been recognized was approximately $9,986,000 at December 31, 2002.

In 2002, 2001 and 2000, no customer accounted for more than 10% of consolidated sales.

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

Information concerning the Company's operations in the various segments for the twelve-month periods ended December 31, 2002, 2001 and 2000 is as follows:

                                                  Austin       Transition        JDL
                                    Suttle        Taylor     Networks/MiLAN  Technologies    Corporate    Consolidated
                                ---------------------------------------------------------------------------------------
Year Ended December 31, 2002:
Revenues                        $ 33,158,835   $  7,138,507   $ 49,010,021   $ 17,992,494   $       -      $107,299,857
Cost of sales                     28,010,474      6,447,388     32,122,860     12,167,438                    78,748,160
                                ---------------------------------------------------------------------------------------
Gross profit                       5,148,361        691,119     16,887,161      5,825,056                    28,551,697
Selling, general and
  administrative expenses          5,857,979      1,068,505     12,528,377      3,424,067      1,733,044     24,611,972
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $   (709,618)  $   (377,386)  $  4,358,784   $  2,400,989   $ (1,733,044)   $ 3,939,725
                                =======================================================================================
Depreciation and amortization   $  1,676,270   $    418,669   $    317,539   $    127,131   $     94,062   $  2,633,671
                                =======================================================================================
Assets                          $ 47,661,213   $  5,262,680   $ 24,806,207   $  4,258,465   $  6,769,927   $ 88,758,492
                                =======================================================================================
Capital expenditures            $    559,418   $    251,922   $    555,655   $    281,747   $     91,478   $  1,740,220
                                =======================================================================================

Year Ended December 31, 2001:
Revenues                        $ 39,992,065   $  9,619,676   $ 35,246,495   $ 10,247,202   $       -      $ 95,105,438
Cost of sales                     31,773,239      8,907,386     22,331,941      6,589,736                    69,602,302
                                ---------------------------------------------------------------------------------------
Gross profit                       8,218,826        712,290     12,914,554      3,657,466                    25,503,136
Selling, general and
  administrative expenses          6,839,035      1,450,668      9,515,050      3,370,997      3,514,936     24,690,686
Goodwill amortization                287,047         58,338      1,281,549        444,554     (2,071,488)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $  1,092,744   $   (796,716)  $  2,117,955   $   (158,085)  $ (1,443,448)   $   812,450
                                =======================================================================================
Depreciation and amortization   $  2,064,281   $    595,815   $  1,638,446   $    599,352   $    113,913   $  5,015,807
                                =======================================================================================
Assets                          $ 48,183,054   $  5,359,069   $ 18,472,817   $  7,020,893   $  8,975,970   $ 88,011,803
                                =======================================================================================
Capital expenditures            $    681,841   $     22,719   $    117,126   $     92,665   $     70,018   $    984,369
                                =======================================================================================

Year Ended December 31, 2000:
Revenues                        $ 55,111,481   $ 10,148,260   $ 39,573,541   $ 14,886,833   $       -      $119,720,115
Cost of sales                     37,692,631      8,870,492     24,460,842     11,330,419                    82,354,384
                                ---------------------------------------------------------------------------------------
Gross profit                      17,418,850      1,277,768     15,112,699      3,556,414                    37,365,731
Selling, general and
  administrative expenses          7,539,489      1,383,796     13,126,188      3,833,823      3,549,077     29,432,373
Goodwill amortization                287,047         58,338      1,124,137        444,554     (1,914,077)             0
                                ---------------------------------------------------------------------------------------
Operating income (loss)         $  9,592,314   $   (164,366)  $    862,374   $   (721,963)  $ (1,635,000)  $  7,933,358
                                =======================================================================================
Depreciation and amortization   $  2,085,318   $    676,609   $  1,631,879   $    558,607   $    145,710   $  5,098,123
                                =======================================================================================
Assets                          $ 47,739,407   $  6,503,926   $ 20,925,554   $  9,691,659   $  8,337,508   $ 93,198,054
                                =======================================================================================
Capital expenditures            $  1,478,871   $    233,405   $    223,434   $    306,107   $     34,973   $  2,276,790
                                =======================================================================================

(b)      SUPPLEMENTAL FINANCIAL INFORMATION

                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                                 Quarter Ended
                               ------------------------------------------------
                                 March 31     June 30     Sept 30       Dec 31
-------------------------------------------------------------------------------
                                      2002

Sales                           $  23,920   $  27,175   $  28,987    $  27,218
Gross Margins                       6,377       4,635       9,152        8,388
Operating income                      651      (1,529)      2,768        2,049
Net Income                            470      (1,042)      1,670        1,239

Basic Net Income per Share      $     .06   $    (.13)  $     .20    $     .15
Diluted Net Income per Share    $     .06   $    (.13)  $     .20    $     .15


                                      2001

Sales                           $  23,094   $  25,682   $  23,073    $  23,256
Gross Margins                       6,642       6,948       5,610        6,303
Operating income                      202         379        (491)         722
Net Income                            185         314        (196)         409

Basic Net Income per Share      $     .02   $     .04   $    (.02)   $     .05
Diluted Net Income per Share    $     .02   $     .04   $    (.02)   $     .05


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 21, 2003 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 21, 2003 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, Curtis A. Sampson, and Chief Financial Officer, Paul N. Hanson, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 20 to 34 herein:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2002 and 2001

         Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule                   Page Herein
         -----------------------------------------                   -----------

The following financial statement schedule is being filed as part of this Form 10-K Report:

         Independent Auditors' Report                                        19

         Schedule II - Valuation and Qualifying Accounts and Reserves        39

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

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2002

Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMMUNICATIONS SYSTEMS, INC.

Dated: March 28, 2003                        /s/ Curtis A.Sampson
                                             ----------------------------------
                                             Curtis A. Sampson, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer

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

    Signature                            Title                         Date
    ---------                            -----                         ----
/s/Curtis A.Sampson         Chairman of the Board of Directors,   March 28, 2003
-----------------------     and Director (Principal Executive
Curtis A. Sampson           Officer)


/s/Paul N. Hanson           Vice President, Treasurer and         March 28, 2003
-----------------------     Chief Financial Officer (Principal
Paul N. Hanson              Financial Officer and Principal
                            Accounting Officer)

/s/Randall D. Sampson       Director                              March 28, 2003
-----------------------
Randall D. Sampson

/s/Edwin C. Freeman         Director                              March 28, 2003
-----------------------
Edwin C. Freeman

/s/Luella G. Goldberg       Director                              March 28, 2003
-----------------------
Luella Gross Goldberg

/s/Frederick M. Green       Director                              March 28, 2003
-----------------------
Frederick M. Green

/s/Paul J. Anderson         Director                              March 28, 2003
-----------------------
Paul J. Anderson

/s/Gerald D. Pint           Director                              March 28, 2003
-----------------------
Gerald D. Pint

/s/Wayne E. Sampson         Director                              March 28, 2003
-----------------------
Wayne E. Sampson

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Communications Systems, Inc.

                                           By /s/ Curtis A. Sampson
                                              ----------------------------
                                              Curtis A. Sampson
Date: March 28, 2003                          Chairman and
                                              Chief Executive Officer

                                              /s/ Paul N. Hanson
                                             -----------------------------
Date: March 28, 2003                          Paul N. Hanson
                                              Vice President and
                                              Chief Financial Officer

                                 CERTIFICATIONS
I,   Curtis A. Sampson certify that:

1. I have reviewed this Annual Report on Form 10-K of Communications Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
  c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By /s/ Curtis A. Sampson
                                                  ----------------------------
                                                  Curtis A. Sampson
Date:  March 28, 2003                             Chairman and
                                                  Chief Executive Officer

I, Paul N. Hanson, certify that:

1. I have reviewed this Annual Report on Form 10-K of Communications Systems, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
  c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By /s/ Paul N. Hanson
                                                  ----------------------------
                                                  Paul N. Hanson
Date:  March 28, 2003                             Vice President and
                                                  Chief Financial Officer

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)


                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OF

                          COMMUNICATIONS SYSTEMS, INC.

                                       FOR

                          YEAR ENDED DECEMBER 31, 2002





                        --------------------------------
                          FINANCIAL STATEMENT SCHEDULE
















--------------------------------------------------------------------------------



                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           Schedule II - Valuation and Qualifying Accounts and Reserves

                                    Balance at            Additions             Deductions             Balance
                                   Beginning of        Charged to Cost             from                 at End
Description                           Period             and Expenses            Reserves            of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 2002                $  1,064,000        $        88,000          $ 91,000  (A)       $1,061,000

  December 31, 2001                $    913,000        $       287,000          $136,000  (A)       $1,064,000

  December 31, 2000                $    908,000        $        36,000          $ 31,000  (A)       $  913,000

Reserve for assets transferred under contractual arrangements and notes receivable:

Year Ended:

  December 31, 2002                $    434,000        $            -           $     -             $  434,000

  December 31, 2001                $    434,000        $            -           $     -             $  434,000

  December 31, 2000                $    434,000        $            -           $     -             $  434,000

----------------------------------
(A)  Accounts determined to be uncollectible and charged off against reserve.


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

                          YEAR ENDED DECEMBER 31, 2002



                                    EXHIBITS












--------------------------------------------------------------------------------

                 COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2002

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

  21          Subsidiaries of the Registrant  Filed herewith at page 42.
  23          Independent Auditors' Consent   Filed herewith at page 42.
  24          Power of Attorney               Included in signatures at page 35.
  99.1        Certification under U.S.C.
              ss. 1350                        Filed herewith at page 42

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

                  SUBSIDIARIES OF COMMUNICATIONS SYSTEMS, INC.
                  --------------------------------------------
                                   EXHIBIT 21
                                   ----------
        Subsidiaries                          Jurisdiction of Incorporation
        ------------                          -----------------------------
Suttle Apparatus Corporation                            Illinois
Suttle Costa Rica, S.A.                                Costa Rica
Tel Products, Inc.                                     Minnesota
Suttle Caribe, Inc.                                    Minnesota
Austin Taylor Communications, Ltd.                   United Kingdom
Automatic Tool & Connector Company, Inc.               New Jersey
JDL Technologies, Inc.                                 Minnesota
Transition Networks, Inc.                              Minnesota
LANart Corporation                                   Massachusetts
MiLAN Technology Corporation                           California

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


                                   EXHIBIT 23
                                   ----------
                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

We consent to the incorporation by reference in Registration Statement Nos. 33-28486, 33-39862, 33-39864, 33-60930, 33-83662, 33-99564, 33-99566, 333-92063,
333-98323 and 333-98325 of Communications Systems, Inc. of our report dated March 3, 2003 on the consolidated financial statements and schedule of Communications Systems, Inc. and subsidiaries appearing in this Annual Report on Form 10-K of Communications Systems, Inc. for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 28, 2003
Minneapolis, Minnesota

                                  EXHIBIT 99.1
                                  ------------

                   CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350
         AS ADOPTED PURSUANT TOss.906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Annual Report on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                By /s/ Curtis A. Sampson
                                                   --------------------------
                                                   Curtis A. Sampson
Date:  March 28, 2003                              Chairman and
                                                   Chief Executive Officer

                                                By /s/ Paul N. Hanson
                                                   ---------------------------
                                                   Paul N. Hanson
Date:  March 28, 2003                              Vice President and
                                                   Chief Financial Officer