Form 10-Q
period 2003-03-31
COMMUNICATIONS SYSTEMS INC
filed 2003-05-14
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 31, 2003
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                Outstanding at April 30, 2003
--------------------------------------             -----------------------------
Common Stock, par value $.05 per share                      8,161,216



                                Total Pages (20)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                               3

              Consolidated Statements of Income and                     4
                  Comprehensive Income

              Consolidated Statements of Changes in
                  Stockholders' Equity                                  5

              Consolidated Statements of Cash Flows                     6

              Notes to Consolidated Financial Statements                7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            11


         Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                        13

         Item 4.  Controls and Procedures                              14

Part II.  Other Information                                            17


SIGNATURES
CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                               March 31             December 31
Assets:                                           2003                   2002
                                            ------------           ------------
Current assets:
   Cash                                     $  7,224,040           $ 19,816,328
   Trade receivables, net                     21,732,637             19,128,399
   Related party receivables                     295,070                412,930
   Inventories                                33,978,241             28,958,291
   Deferred income taxes                       3,354,568              3,354,568
   Other current assets                        1,168,025              1,339,024
                                            ------------           ------------
      Total current assets                    67,752,581             73,009,540

Property, plant and equipment                 34,245,325             33,974,215
   less accumulated depreciation             (27,092,791)           (26,549,665)
                                            ------------           ------------
   Net property, plant and equipment           7,152,534              7,424,550

Other assets:
  Excess of cost over net assets acquired      5,253,793              5,253,793
  Deferred income taxes                        2,796,978              2,796,978
  Other assets                                   376,241                273,631
                                            ------------           ------------
      Total other assets                       8,427,012              8,324,402
                                            ------------           ------------

Total Assets                                $ 83,332,127           $ 88,758,492
                                            ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                                                   $  7,000,000
   Accounts payable                         $  6,596,808              5,291,706
   Accrued compensation and benefits           2,365,883              2,655,056
   Other accrued liabilities                   2,574,847              1,797,656
   Dividends payable                             326,947                325,714
   Income taxes payable                        2,099,904              2,817,082
                                            ------------           ------------
      Total current liabilities               13,964,389             19,887,214

Stockholders' Equity                          69,367,738             68,871,278
                                            ------------           ------------

Total Liabilities and Stockholders' Equity  $ 83,332,127           $ 88,758,492
                                            ============           ============

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                                 Three Months Ended March 31
                                            -----------------------------------
                                                  2003                   2002
                                            ------------           ------------
Sales                                       $ 26,575,150           $ 23,920,340

Costs and expenses:
  Cost of sales                               19,169,361             17,543,729
  Selling, general and
    administrative expenses                    6,221,891              5,725,262
                                            ------------           ------------
      Total costs and expenses                25,391,252             23,268,991
                                            ------------           ------------

Operating income                               1,183,898                651,349

Other income and (expense):
  Investment income                               22,574                 75,904
  Interest expense                               (33,401)               (92,397)
                                            ------------           ------------
    Other expense, net                           (10,827)               (16,493)

Income before income taxes                     1,173,071                634,856

Income taxes                                     450,000                165,000
                                            ------------           ------------

Net income                                       723,071                469,856
                                            ------------           ------------
Other comprehensive loss:
  Foreign currency translation adjustment        (59,513)               (67,650)
                                            ------------           ------------
Comprehensive income                        $    663,558           $    402,206
                                            ============           ============

Basic net income per share                  $        .09           $        .06
Diluted net income per share                $        .09           $        .06

Average Basic Shares Outstanding               8,160,931              8,285,662
Average Dilutive Shares Outstanding            8,171,868              8,296,917

                 See notes to consolidated financial statements.


                                                COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                 (unaudited)

                                                                                                  Cumulative
                                         Common Stock         Additional                              Other
                                   ----------------------        Paid-in           Retained     Comprehensive
                                      Shares       Amount        Capital           Earnings      Income (Loss)        Total
                                   ---------    ---------     -----------       -----------       -----------     -----------
BALANCE AT DECEMBER 31, 2001       8,262,314    $ 413,116     $27,855,529       $39,463,137        $ (423,781)    $67,308,001
  Net income                                                                      2,336,672                         2,336,672
  Issuance of common stock under
    Employee Stock Purchase Plan      36,276        1,814         188,744                                             190,558
  Issuance of common stock to
    Employee Stock Ownership Plan     25,000        1,250         187,250                                             188,500
  Issuance of common stock under
    Employee Stock Option Plan         1,700           85          11,645                                              11,730
  Purchase of stock                 (182,574)      (9,130)       (630,005)         (553,737)                       (1,192,872)
  Shareholder dividends                                                            (325,714)                         (325,714)
  Other comprehensive gain                                                                            354,403         354,403
                                   ---------    ---------     -----------       -----------       -----------     -----------
BALANCE AT DECEMBER 31, 2002       8,142,716    $ 407,135     $27,613,163       $40,920,358         $ (69,378)    $68,871,278
  Net income                                                                        723,071                           723,071
  Issuance of common stock to
    Employee Stock Ownership Plan     32,000        1,600         253,440                                             255,040
  Purchase of stock                  (13,500)        (675)        (45,781)          (48,735)                          (95,191)
  Shareholder dividends                                                            (326,947)                         (326,947)
  Other comprehensive loss                                                                            (59,513)        (59,513)
                                   ---------    ---------     -----------       -----------       -----------     -----------
BALANCE AT MARCH 31, 2003          8,161,216    $ 408,060     $27,820,822       $41,267,747        $ (128,891)    $69,367,738
                                   =========    =========     ===========       ===========       ===========     ===========

                                               See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                           2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   723,071    $   469,856
    Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      663,551        665,674
      Changes in assets and liabilities net of
      effects of the purchase of MiLAN Technology
      Corporation:
        Trade receivables                             (2,457,451)      (324,030)
        Inventories                                   (4,896,469)       872,127
        Other current assets                             217,783        226,689
        Accounts payable                               1,327,906        667,719
        Accrued expenses                                 491,736        126,246
        Income taxes payable                            (717,173)      (199,561)
                                                     -----------    -----------
        Net cash (used in) provided by
        operating activities                          (4,647,046)     2,504,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (424,081)      (269,664)
  Collection of note receivable                                       2,765,390
  Other assets                                          (182,151)       (79,893)
  Payment for purchase of MiLAN Technology
    Corporation                                                      (8,058,932)
                                                     -----------    -----------
        Net cash used in investing activities           (606,232)    (5,643,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                          (7,000,000)
  Dividends paid                                        (325,714)
  Proceeds from issuance of common stock                                 11,730
  Purchase of stock                                         (675)        (7,675)
                                                     -----------    -----------
        Net cash (used in) provided by
        financing activities                          (7,326,389)         4,055
                                                     -----------    -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH          (12,621)       (17,247)
                                                     -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS          (12,592,288)    (3,151,571)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      19,816,328     22,239,883
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 7,224,040    $19,088,312
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                               $ 1,159,892    $   274,008
     Interest paid                                        53,188        153,921
                 See notes to consolidated financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet and statements of changes in stockholders' equity as of March 31, 2003, the consolidated statements of income and comprehensive income and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and 2002 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report to Shareholders. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

In February 2003 the Company issued 32,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2002 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $255,040 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

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

The operations of MiLAN, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

     Accounts receivable                                 $    2,426,713
     Inventory                                                5,121,936
     Plant and equipment                                          5,120
     Identifiable intangible asset (royalty agreement)          201,341
     Excess of cost over net assets acquired                    635,046
     Accrued expenses                                          (262,405)
                                                         --------------
                 Total purchase price                    $    8,127,751
                                                         ==============

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                              March 31         December 31
                                                 2003               2002
                                           ------------       ------------
     Finished goods                        $ 16,607,025       $ 14,188,306
     Raw and processed materials             17,371,216         14,769,985
                                           ------------       ------------
       Total                               $ 33,978,241       $ 28,958,291
                                           ============       ============


NOTE 4 - EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL)
         AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2003 and no events occurred during the quarter ended March 31, 2003 that indicated our remaining goodwill was not recoverable. As of March 31, 2003 the Company had net goodwill of $5,393,000. Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $17,000 for the quarter ended March 31, 2003.



NOTE 5 - WARRANTY

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

The following table presents the changes in the Company's warranty liability for the three months ended March 31, 2003, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

         Beginning Balance                           $   662,672
         Actual warranty costs paid                      (77,726)
         Amounts charged to expense                      430,229
                                                     -----------
         Ending balance                              $ 1,015,175
                                                     ===========

NOTE 6 - STOCK BASED COMPENSATION PLANS

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

                             Quarter Ended March 31
                                                 2003            2002
                                            -----------     -----------
Net Income
As reported                                 $   723,000     $   470,000
Compensation expense, net of tax                 50,300         120,500
Pro forma                                   $   672,700     $   349,500

Earnings Per Share-Basic
As reported                                 $      . 09     $       .06
Pro forma                                   $      . 08     $       .04

Earnings Per Share-Diluted
As reported                                 $      . 09     $       .06
Pro forma                                   $      . 08     $       .04


NOTE 7 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology (substantially all assets purchased March 25, 2002) which designs and markets data transmission ,computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's continuing operations in the various segments is as follows:


SEGMENT INFORMATION
                                                              Transition
                                                     Austin    Networks/       JDL
                                        Suttle       Taylor      MiLAN     Technolgies   Corporate   Consolidated
                                    -----------  -----------  -----------  -----------  -----------  ------------

Three Months Ended March 31, 2003
Sales                               $ 8,142,850  $ 1,574,111  $12,381,343  $ 4,476,846               $ 26,575,150
Cost of sales                         6,678,963    1,660,585    7,803,336    3,026,477                 19,169,361
                                    -----------  -----------  -----------  -----------               ------------
Gross profit                          1,463,887      (86,474)   4,578,007    1,450,369                  7,405,789
Selling, general and
  administrative expenses             1,200,702      324,367    3,419,585      891,002  $   386,235     6,221,891
                                    -----------  -----------  -----------  -----------  -----------  ------------
Operating (loss) income             $   263,185  $  (410,841) $ 1,158,422  $   559,367  $  (386,235) $  1,183,898
                                    ===========  ===========  ===========  ===========  ===========  ============

Depreciation and amortization       $   417,570  $    80,172  $    79,291  $    45,180  $    41,338  $    663,551
                                    ===========  ===========  ===========  ===========  ===========  ============

Assets                              $38,988,611  $ 5,085,054  $25,312,068  $ 7,388,535  $ 6,557,859  $ 83,332,127
                                    ===========  ===========  ===========  ===========  ===========  ============

Capital expenditures                $   263,207  $    61,302  $    19,318  $    78,873  $     1,381  $    424,081
                                    ===========  ===========  ===========  ===========  ===========  ============


Three Months Ended March 31, 2002
Sales                               $ 8,283,022  $ 1,896,395  $ 9,553,083  $ 4,187,840               $ 23,920,340
Cost of sales                         7,047,397    1,653,067    6,088,843    2,754,422                 17,543,729
                                    -----------  -----------  -----------  -----------               ------------
Gross profit                          1,235,625      243,328    3,464,240    1,433,418                  6,376,611
Selling, general and
  administrative expenses             1,547,727      217,647    2,624,618      930,505  $   404,765     5,725,262
                                    -----------  -----------  -----------  -----------  -----------  ------------
Operating income (loss)             $  (312,102) $    25,681  $   839,622  $   502,913  $  (404,765) $    651,349
                                    ===========  ===========  ===========  ===========  ===========  ============

Depreciation and amortization       $   468,405  $    76,911  $    66,358  $    30,000  $    24,000  $    665,674
                                    ===========  ===========  ===========  ===========  ===========  ============

Assets                              $42,335,073  $ 5,274,676  $26,779,326  $ 7,283,834  $ 7,916,326  $ 89,589,235
                                    ===========  ===========  ===========  ===========  ===========  ============

Capital expenditures                $   176,265  $     7,985  $    80,649  $        -   $     4,765  $    269,664
                                    ===========  ===========  ===========  ===========  ===========  ============


NOTE 8 - INCOME TAXES

In the preparation of the Company's consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.


NOTE 9 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 10,937 shares and 11,255 shares for the periods ended March 31, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
-----------------------------------------------------------

                  Three Months Ended March 31, 2003 Compared to
                        Three Months Ended March 31, 2002
                  ---------------------------------------------

Consolidated sales in 2003 increased 11% to $26,575,000 compared to $23,920,000 in 2002. Consolidated operating income in 2003 increased to $1,184,000 compared to $651,000 in first quarter 2002. The sales increase was attributable to the Company's media conversion and network products business segment Transition Networks/MiLAN Technology and from JDL Technologies (network design and training services for educational institutions) compared to the previous year. The 2003 first quarter sales include $3.5 million in sales contributed from the MiLAN business unit compared to MiLAN sales of $900,000 in the first quarter of 2002. MiLAN was acquired in the first quarter of 2002. The Company continues to be adversely affected by the general economic downturn particularly in the communications equipment industry as reflected in sales declines by the Company's voice and data connectivity products manufacturing units, Suttle and United Kingdom subsidiary Austin Taylor Communications Ltd.

Suttle sales decreased 2% in the first quarter of 2003 to $8,143,000 compared to $8,283,000 in the same period of 2002. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications and Qwest) increased 7% to $4,320,000 in 2003. Sales to these customers accounted for 53% and 46% of Suttle's U.S. customer sales in 2003 and 2002 respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 13% to $1,895,000 in 2003. Suttle's export sales decreased to $366,000 in the first quarter of 2003 from $1,010,000 in 2002. Contract manufacturing sales totaled $1,164,000 in the first quarter of 2003.

Suttle's gross margins increased 18% in the first quarter of 2003 to $1,464,000 compared to $1,236,000 in the same period of 2002. Gross margin percentage increased to 18.0% in 2003 from 15% in 2002. The gross margin percentage increase was due to cost reduction measures implemented in 2002. Selling, general and administrative expenses decreased $347,000 or 22% in the first quarter of 2003 compared to the same period in 2002. The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 to align production capacities and overhead with current business volumes. In addition, the Company has continued to outsource more manufacturing in Asia, shifted manufacturing to the lower cost plant in Costa Rica and effective May 31, 2003 will close the final building in Puerto Rico with 25 employees. These actions are anticipated to have a positive impact on future gross margin and operating results. Suttle's operating income was $263,000 in the first quarter of 2003 compared to and operating loss of $312,000 in 2002. Suttle has continued to implement a telesales strategy to sell voice, data and fiber optic products to the nation's thousands of telecom and electrical installation companies. These firms are supplanting the RBOCs in the area of commercial and residential installations.

Austin Taylor's sales decreased 17% to $1,574,000 in 2003 compared to $1,896,000 for the three months ended March 31, 2002. Austin Taylor's gross margin declined by $330,000 in 2003. Gross margin as a percentage of sales declined 18% to a negative 5% in 2003 compared to 12.8% in the first quarter of 2002. Selling, general and administrative expenses increased $107,000 from the 2002 amount. The Company has announced and is implementing a 30% reduction in the Austin Taylor workforce and has accrued severance pay of approximately $100,000 in the first quarter of 2003. This will align overhead costs and production with existing volumes. Operating income decreased by $437,000 in 2003 compared to the first quarter of 2002.

JDL Technologies, Inc. reported 2003 first quarter sales of $4,477,000 compared to $4,188,000 in 2002. JDL completed several large educational institutional projects in the first quarter of 2003 consisting of hardware and software sales as well as design and network management services. JDL gross margins increased by $17,000 in the first quarter of 2003 compared to the same period in 2002. Gross margin as a percentage of sales in 2003 decreased to 32% in 2003 from 34% in 2002. Hardware and software sales were $2,324,000 in 2003 compared to $3,535,000 in 2002. Sales of consulting and training services increased in 2003 to $2,144,000 from $652,000 in 2002. Selling, general and administrative expenses decreased by 4% in 2003 to $891,000 compared to $931,000 in 2002. Operating income was $559,000 in 2003 compared to $503,000 in the first quarter of 2002.

Transition Networks / MiLAN Technology segment sales increased by 30% to $12,381,000 in the first quarter of 2003 compared to $9,553,000 in the same period in 2002. Sales for this segment include a $3,500,000 and $900,000 contribution in 2003 and 2002 respectively from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. The demand for media conversion and related products has remained strong in the first quarter of 2003 and is expected to remain a growth market for some time. Gross margin increased to $4,578,000 in 2003 from $3,464,000 in 2002. Gross margin as a percentage of sales increased to 37% in 2003 compared to 36% in 2002. Selling, general and administrative expenses increased to $3,420,000 in 2003 compared to $2,625,000 in 2002. Operating income increased to $1,158,000 in 2003 compared to $840,000 in 2002.


Consolidated investment income decreased $53,000 in 2003 compared to 2002 due to decreased cash and investment balances, lower earnings on invested funds and collection of the balance of a note receivable and accrued interest in the first quarter of 2002 related to the sale of assets of discontinued operations. Interest expense decreased by $59,000 in 2003 compared to 2002 due to lower interest expense on the line of credit. The Company paid in full the balance of the line of credit of $7,000,000 in March of 2003. Income before income taxes increased to $1,173,000 in 2003 compared to $635,000 in 2002. The Company's effective income tax rate was 38% in 2003 compared to 26% in the first quarter of 2002. The increase in the tax rate was due to a higher percentage of company earnings coming from U.S. sources which is taxed at a higher rate than that of Puerto Rico earnings. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. Net income increased to $723,000 in 2003 compared to $470,000 in 2002.

                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 2003, the Company had approximately $7,224,000 of cash and cash equivalents compared to $19,816,000 of cash and cash equivalents at December 31, 2002. The Company had working capital of approximately $53,788,000 and a current ratio of 4.8 to 1 compared to working capital of $53,122,000 and a current ratio of 3.7 to 1 at the end of 2002.

Net cash used in operating activities was approximately $4,647,000 in the first three months of 2003 compared to net cash provided by operating activities of $2,505,000 in the same period in 2002. The decrease was due primarily to supporting higher levels of accounts receivable, inventory and payment of federal and state income taxes.

Net cash used in investing activities was $593,000 in the first three months in 2003 compared to $5,643,000 in the same period in 2002. In March 2002, the Company acquired substantially all of the assets of MiLAN Technology for approximately $8,058,000 in cash. Also in the first quarter of 2002, the Company received the balance of $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit. In 2003 cash investments in new plant and equipment totaled $411,000 compared to $270,000 in 2002. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend $1,500,000 on capital additions in 2003.

Net cash used in financing activities was $7,339,000 in 2003 compared to net cash provided by financing activities in 2002 of $4,100. In March 2003, the Company paid in full the balance of the line of credit, which was $7,000,000 at December 31, 2002. The Company purchased and retired 13,500 shares of its stock in open market transactions during the 2003 period. At March 31, 2003 Board authorizations are outstanding to purchase an additional 283,565 shares. Cash dividends paid in the first quarter of 2003 was $326,000. There were no additional borrowings on the line of credit during the first quarter of 2003.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.


                          Critical Accounting Policies
                          ----------------------------

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2002 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2003. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

                    Recently Issued Accounting Pronouncements
                    -----------------------------------------

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 is further discussed with appropriate disclosures in Note 5 of the consolidated financials statements.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk.
-------------------------------------------------------------------

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2003 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures
-------------------------------

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.
--------------------------------------------------------------------------------
Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (the "Disclosure Controls"), and its "internal controls and procedures for financial reporting" (the "Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the Securities and Exchange Commission (the "SEC" or "Commission") require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of the Company's Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.
---------------------------
Appearing in this Quarterly Report are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification, immediately following the Signatures section, is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of Form 10-Q contains information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The second Certification is pursuant to Section 906 of Sarbanes-Oxley and concerns compliance and disclosure under the Securities Exchange Act of 1934.

Disclosure Controls and Internal Controls.
------------------------------------------
Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) the Company's transactions are properly authorized; (2) the Company's assets are safeguarded against unauthorized or improper use; and (3) the Company's transactions are properly recorded and reported, all of which assists the preparation of financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.
---------------------------------------------
The Company's management, including the CEO and CFO, does not expect that the Disclosure Controls or the Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.
---------------------------------
The CEO/CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in the Company's Quarterly Reports on Form 10-Q and in the Company's Annual Reports on Form 10-K. Internal Controls are also evaluated on an ongoing basis by our Accounting Department, by other personnel in the Company and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; the Company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in the evaluation to determine whether there were any "significant deficiencies" or "material weakness" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who a have significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose such information to our Board's Audit Committee and to the independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company has sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accord with its on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.
------------
Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company's Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company's Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

                           PART II. OTHER INFORMATION


Items 1 - 6.  Not Applicable

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      Communications Systems, Inc.

                                      By   /s/ Curtis A. Sampson
                                      --------------------------------
                                      Curtis A. Sampson
Date:  May 14, 2003                   Chairman and Chief Executive Officer


                                      By   /s/ Paul N. Hanson
                                      --------------------------------
                                      Paul N. Hanson
Date: May 14, 2003                    Vice President and Chief Financial Officer

                                 CERTIFICATION
                                 --------------

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

                                      By   /s/ Curtis A. Sampson
                                      --------------------------------
                                      Curtis A. Sampson
Date:  May 14, 2003                   Chairman and Chief Executive Officer

                                 CERTIFICATION
                                 --------------
I, Paul N. Hanson, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Communications Systems, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                      By   /s/ Paul N. Hanson
                                      --------------------------------
                                      Paul N. Hanson
Date: May 14, 2003                    Vice President and Chief Financial Officer

                                  CERTIFICATION
                                  -------------

The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended March 31, 2003 , fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      By   /s/ Curtis A. Sampson
                                      --------------------------------
                                      Curtis A. Sampson
Date:  May 14, 2003                   Chairman and Chief Executive Officer


                                      By   /s/ Paul N. Hanson
                                      --------------------------------
                                      Paul N. Hanson
Date: May 14, 2003                    Vice President and Chief Financial Officer