Form 10-Q
period 2003-06-30
COMMUNICATIONS SYSTEMS INC
filed 2003-08-14
CIK 22701

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

For the quarterly period ended                   JUNE 30, 2003
                               -------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                       Outstanding at July 31, 2003
-----------------------                             ----------------------------
Common Stock, par value                                      8,161,216
$.05 per share
                                Total Pages (21)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
Part I.  Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets                                    3

            Consolidated Statements of Income (Loss) and                   4
              Comprehensive Income (Loss)

            Consolidated Statements of Changes in
              Stockholders' Equity                                         5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     7

    Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12

Part II.  Other Information                                               17

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                 June 30            December 31
Assets:                                            2003                   2002
                                             ------------          ------------
Current assets:
   Cash                                      $  5,974,525          $ 19,816,328
   Trade receivables, net                      22,038,189            19,128,399
   Related party receivables                      224,941               412,930
   Inventories                                 34,226,365            28,958,291
   Deferred income taxes                        3,354,568             3,354,568
   Other current assets                           636,178             1,339,024
                                             ------------          ------------
      Total current assets                     66,454,766            73,009,540

Property, plant and equipment                  32,419,868            33,974,215
   less accumulated depreciation              (25,751,441)          (26,549,665)
                                             ------------          ------------
   Net property, plant and equipment            6,668,427             7,424,550

Other assets:
  Excess of cost over net assets acquired       5,253,793             5,253,793
  Deferred income taxes                         2,796,978             2,796,978
  Other assets                                    328,478                273,631
                                             ------------          ------------
      Total other assets                        8,379,249             8,324,402
                                             ------------          ------------
Total Assets                                 $ 81,502,442          $ 88,758,492
                                             ============          ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Notes payable                             $  1,000,000          $  7,000,000
   Accounts payable                             3,736,106             5,291,706
   Accrued compensation and benefits            2,816,796             2,655,056
   Other accrued liabilities                    2,426,780             1,797,656
   Dividends payable                              326,449               325,714
   Income taxes payable                         1,378,751             2,817,082
                                             ------------          ------------
      Total current liabilities                11,684,882            19,887,214

Stockholders' Equity                           69,817,560            68,871,278
                                             ------------          ------------

Total Liabilities and Stockholders' Equity   $ 81,502,442          $ 88,758,492
                                             ============          ============

See notes to consolidated financial statements.


COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

                                                 Three Months Ended June 30         Six Months Ended June 30
                                                ----------------------------     -----------------------------
                                                        2003            2002             2003             2002
                                                ------------    ------------     ------------     ------------
Sales                                           $ 24,868,683    $ 27,174,589     $ 51,443,833     $ 51,094,929

Costs and expenses:
  Cost of sales                                   17,454,032      22,539,883       36,623,393       40,083,612
  Selling, general and
    administrative expenses                        6,668,606       6,163,756       12,890,497       11,889,018
                                                ------------    ------------     ------------     ------------
      Total costs and expenses                    24,122,638      28,703,639       49,513,890       51,972,630
                                                ------------    ------------     ------------     ------------

Operating income (loss)                              746,045      (1,529,050)       1,929,943         (877,701)

Other income and (expenses):
  Investment and other income                        270,436          54,530          293,010          130,434
  Interest expense                                   (18,279)        (57,696)         (51,680)        (150,093)
                                                ------------    ------------     ------------     ------------
    Other income, (expense) net                      252,157          (3,166)         241,330          (19,659)

Income (loss) before income taxes                    998,202      (1,532,216)       2,171,273         (897,360)

Income taxes (benefit)                               370,000        (490,000)         820,000         (325,000)
                                                ------------    ------------     ------------     ------------

Net income (loss)                                    628,202      (1,042,216)       1,351,273         (572,360)
                                                ------------    ------------     ------------     ------------

Other comprehensive income (loss):
  Foreign currency
    translation adjustment                           148,070         263,982           88,556          196,332
                                                ============    ============     ============     ============
Comprehensive income (loss)                     $    776,272    $   (778,234)    $  1,439,829     $   (376,028)
                                                ============    ============     ============     ============

Basic net income (loss) per share               $        .08    $       (.13)    $        .17     $       (.07)
Diluted net income (loss) per share             $        .08    $       (.13)    $        .17     $       (.07)


Average Basic Shares Outstanding                   8,161,216       8,287,147        8,160,931        8,284,677
Average Dilutive Shares Outstanding                8,176,809       8,290,306        8,174,406        8,290,859

See notes to consolidated financial statements.


COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
                                                                                                       Cumulative
                                                                   Additional                            Other
                                          Common Stock               Paid-in          Retained       Comprehensive
                                       Shares        Amount          Capital          Earnings       Income (Loss)         Total
                                    ---------     ---------      ------------     ------------       ------------     ------------

BALANCE AT DECEMBER 31, 2001        8,262,314     $ 413,116      $ 27,855,529     $ 39,463,137       $   (423,781)    $ 67,308,001
  Net income                                                                         2,336,672                           2,336,672
  Issuance of common stock under
    Employee Stock Purchase Plan       36,276         1,814           188,744                                              190,558
  Issuance of common stock to
    Employee Stock Ownership Plan      25,000         1,250           187,250                                              188,500
  Issuance of common stock under
    Employee Stock Option Plan          1,700            85            11,645                                               11,730
  Purchase of stock                  (182,574)       (9,130)         (630,005)        (553,737)                         (1,192,872)
  Shareholder dividends                                                               (325,714)                           (325,714)
  Other comprehensive gain                                                                                354,403          354,403
                                    ---------     ---------      ------------     ------------       ------------     ------------
BALANCE AT DECEMBER 31, 2002        8,142,716       407,135        27,613,163       40,920,358            (69,378)      68,871,278
  Net income                                                                         1,351,273                           1,351,273
  Issuance of common stock to
    Employee Stock Ownership Plan      32,000         1,600           253,440                                              255,040
  Purchase of stock                   (13,500)         (675)          (45,781)         (48,735)                            (95,191)
  Shareholder dividends                                                               (653,396)                           (653,396)
  Other comprehensive gain                                                                                 88,556           88,556
                                    ---------     ---------      ------------     ------------       ------------     ------------
BALANCE AT JUNE 30, 2003            8,161,216     $ 408,060      $ 27,820,822     $ 41,569,500       $     19,178     $ 69,817,560
                                    =========     =========      ============     ============       ============     ============

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                      Six Months Ended June 30
                                                     -------------------------
                                                           2003          2002
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ 1,351,273   $  (572,360)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                    1,246,018     1,570,744
      Changes in assets and liabilities net of
      effects of the purchase of MiLAN Technology
      Corporation in 2002:
        Trade receivables                             (2,626,442)    1,524,624
        Inventories                                   (5,136,616)    2,920,977
        Other current assets                             749,928       266,929
        Accounts payable                              (1,585,473)      791,746
        Accrued expenses                                 785,668     2,909,116
        Income taxes payable                          (1,438,373)   (1,411,407)
                                                     -----------   -----------
             Net cash (used in) provided by
             operating activities                     (6,654,017)    8,000,369

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (390,981)     (935,740)
  Other assets                                          (134,775)      (68,766)
  Collection of notes receivable                                     2,765,390
  Payment for purchase of MiLAN Technology
   Corporation                                                      (8,058,932)
                                                     -----------   -----------
             Net cash used in investing activities      (525,756)   (6,298,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                          (6,000,000)   (2,000,000)
  Dividends paid                                        (652,661)
  Proceeds from issuance of stock                                       11,730
  Purchase of stock                                         (675)      (25,269)
                                                     -----------   -----------
             Net cash used in financing activities    (6,653,336)   (2,013,539)
                                                     -----------   -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH           (8,294)       38,329
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (13,841,403)     (272,889)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      19,816,328    22,239,883
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 5,974,925   $21,966,994
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                               $ 2,251,045   $   455,641
     Interest paid                                        71,467       211,617

See notes to consolidated financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders' equity as of June 30, 2003, the statements of income (loss) and comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 and the statements of cash flows for the six-month periods ended June 30, 2003 and 2002 and for the periods then ended have been prepared by the Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and 2002 and for the six months then ended have been made.

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

In February 2003, the Company issued 32,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2002 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $255,040 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and its final building in May 2003 to align production capacities and overhead with current business volumes. Severance and other related closing costs incurred in the second quarter were approximately $150,000. The Company also realized a net gain on disposal of assets in Puerto Rico in the second quarter of approximately $280,000 which was recorded as other income.

STOCK BASED COMPENSATION PLANS

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost is reflected in net income. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income (loss) and net income per share would have been as follows:

                                             Three Months Ended June 30
                                            ---------------------------
                                                   2003            2002
                                            ------------  -------------
Net Income (Loss)
As reported                                 $    628,000  $ (1,042,000)
Compensation expense, net of tax            $    126,000  $    185,000
Pro forma                                   $    502,000  $ (1,227,000)

Earnings (Loss) Per Share-Basic
As reported                                 $       . 08  $        (.13)
Pro forma                                   $       . 06  $        (.15)

Earnings (Loss) Per Share-Diluted
As reported                                 $       . 08  $        (.13)
Pro forma                                   $       . 06  $        (.15)

                                              Six Months Ended June 30
                                            ---------------------------
                                                   2003          2002
                                            ------------  -------------
Net Income (Loss)
As reported                                 $  1,351,000  $    (572,000)
Compensation expense, net of tax            $    176,000  $     305,000
Pro forma                                   $  1,175,000  $    (877,000)

Earnings (Loss) Per Share-Basic
As reported                                 $       . 17  $        (.07)
Pro forma                                   $       . 14  $        (.11)

Earnings (Loss) Per Share-Diluted
As reported                                 $       . 17  $        (.07)
Pro forma                                   $       . 14  $        (.11)


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

The operations of MiLAN, which were not material to the Company's financial statements, are included in the Company's financial results from the purchase date. In the acquisition, the following assets were acquired and liabilities assumed:

     Accounts receivable                                  $   2,426,713
     Inventory                                                5,121,936
     Plant and equipment                                          5,120
     Identifiable intangible asset (royalty agreement)          201,341
     Excess of cost over net assets acquired                    635,046
     Accrued expenses                                          (262,405)
                                                          -------------
       Total purchase price                               $   8,127,751
                                                          =============

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                                June 30    December 31
                                                   2003           2002
                                            ------------  -------------
     Finished Goods                         $ 16,989,343  $  14,188,306
     Raw Materials                            17,237,022     14,769,985
                                            ------------  -------------
       Total                                $ 34,226,365  $  28,958,291
                                            ============  =============

NOTE 5 - EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND
         OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2003 and no events occurred during the six months ended June 30, 2003 that indicated our remaining goodwill was not recoverable. As of June 30, 2003 the Company had net goodwill of $5,254,000. Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $34,000 for the six months ended June 30, 2003.

NOTE 6 - WARRANTY

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

The following table presents the changes in the Company's warranty liability for the six months ended June 30, 2003, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

         Beginning Balance                                $     662,672
         Actual warranty costs paid                             (80,124)
         Amounts charged to expense                              90,144
                                                          -------------
         Ending balance                                   $     672,692
                                                          =============

NOTE 7 - SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks and MiLAN Technology (substantially all assets of MiLAN purchased March 25, 2002), which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies (JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company's operations in the various segments for the six-month periods ended June 30, 2003 and 2002 is as follows:

                                                      Austin     Transition
                                         Suttle       Taylor   Networks/MiLAN  JDL Technologies     Corporate    Consolidated
                                    ------------  -----------  --------------  ----------------  ------------   -------------

Six Months Ended June 30, 2003:
Sales                               $ 15,442,285  $ 3,286,946  $   24,717,251  $      7,997,351                 $  51,443,833
Cost of sales                         12,537,965    3,279,684      15,727,223         5,078,521                    36,623,393
                                    ------------  -----------  --------------  -----------------                -------------
Gross profit                           2,904,320        7,262       8,990,028         2,918,830                    14,820,440
Selling, general and
  administrative expenses              2,418,779      687,598       6,992,874         1,854,535  $    936,711      12,890,497
                                    ------------  -----------  --------------------------------  ------------   -------------
Operating income (loss)             $    485,541  $  (680,336) $    1,997,154  $      1,064,295  $   (936,711)  $   1,929,943
                                    ============  ===========  ==============  ================  ============   =============

Depreciation and amortization       $    762,859  $   154,392  $      190,407  $         90,360  $     48,000   $   1,246,018
                                    ============  ===========  ==============  ================  ============   =============

Capital expenditures                $    162,377  $         -  $       59,882  $        145,994  $     22,728   $     390,981
                                    ============  ===========  ==============  ================  ============   =============

Assets                              $ 36,157,535  $ 4,886,904  $   27,690,812  $      6,659,483  $  6,107,708   $  81,502,442
                                    ============  ===========  ==============  ================  ============   =============

Six Months Ended June 30, 2002:
Sales                               $ 16,815,072  $ 3,701,551  $   20,291,979  $     10,286,327                 $  51,094,929
Cost of sales                         15,481,098    3,285,097      13,899,790         7,417,627                    40,083,612
                                    ------------  -----------  --------------  ----------------                 -------------
Gross profit                           1,333,974      416,454       6,392,189         2,868,700                    11,011,317
Selling, general and
  administrative expenses              3,316,437      465,001       5,486,803         1,777,396  $    843,381      11,889,018
                                    ------------  -----------  --------------  ----------------  ------------   -------------
Operating income (loss)             $(1,982,463)  $   (48,547) $      905,386  $      1,091,304  $   (843,381)  $    (877,701)
                                    ============  ===========  ==============  ================  ============   =============

Depreciation and amortization       $  1,081,505  $   232,361  $      148,878  $         60,000  $     48,000   $   1,570,744
                                    ============  ===========  ==============  ================  ============   =============

Capital expenditures                $    422,768  $    15,186  $      475,313  $         (1,462) $     23,935   $     935,740
                                    ============  ===========  ==============  ================  ============   =============

Assets                              $ 48,599,053  $ 5,681,714  $   20,731,950  $      6,955,750  $  7,018,491   $  88,986,958
                                    ============  ===========  ==============  ================  ============   =============


Information concerning the Company's operations in the various segments for the three-month periods ended June 30, 2003 and 2002 is as follows:

                                                      Austin     Transition
                                         Suttle       Taylor   Networks/MiLAN  JDL Technologies     Corporate    Consolidated
                                    ------------ ------------  --------------  ----------------  ------------   -------------

Three Months Ended June 30, 2003:
Sales                               $  7,299,435  $ 1,712,835  $   12,335,908  $      3,520,505                 $  24,868,683
Cost of sales                          5,859,002    1,619,099       7,923,887         2,052,044                    17,454,032
                                    ------------  -----------  --------------  ----------------                 -------------
Gross profit                           1,440,433       93,736       4,412,021         1,468,461                     7,414,651
Selling, general and
  administrative expenses              1,218,077      363,231       3,573,289           963,533  $    550,476       6,668,606
                                    ------------  -----------  --------------  ----------------  ------------   -------------
Operating income (loss)             $    222,356  $  (269,495) $      838,732  $        504,928  $   (550,476)  $     746,045
                                    ============  ===========  ==============  ================  ============   =============

Depreciation and amortization       $    345,289  $    74,220  $      111,116  $         45,180  $      6,662   $     582,467
                                    ============  ===========  ==============  ================  ============   =============

Capital expenditures                $   (100,830) $   (61,302) $       40,564  $         67,121  $     21,347   $     (33,100)
                                    ============  ===========  ==============  ================  ============   =============

Three Months Ended June 30, 2002:
Sales                               $  8,532,050  $ 1,805,156  $   10,738,896  $      6,098,487                 $  27,174,589
Cost of sales                          8,433,701    1,632,030       7,810,947         4,663,205                    22,539,883
                                    ------------  -----------  --------------  -----------=----                 -------------
Gross profit                              98,349      173,126       2,927,949         1,435,282                     4,634,706
Selling, general and
  administrative expenses              1,768,710      247,354       2,862,185           846,891  $    438,616       6,163,756
                                    ------------  -----------  --------------  ----------------  ------------   -------------
Operating income (loss)             $ (1,670,361) $   (74,228) $       65,764  $        588,391  $   (438,616)  $  (1,529,050)
                                    ============  ===========  ==============  ================  ============   =============

Depreciation and amortization       $    613,100  $   155,450  $       82,520  $         30,000  $     24,000   $     881,070
                                    ============  ===========  ==============  ================  ============   =============

Capital expenditures                $    246,503  $     7,201  $      394,664  $         (1,462) $     19,170   $     646,906
                                    ============  ===========  ==============  ================  ============   =============

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



--------------------------------------------------------------------------------
Statements regarding the Company's anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor's products, the success of its recent acquisitions and changes in tax laws.
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

                   Six Months Ended June 30, 2003 Compared to
                         Six Months Ended June 30, 2002

Consolidated sales in 2003 increased less than 1% to $51,443,000 compared to $51,095,000 in 2002. The 2003 six-month revenues include $6,800,000 in sales contributed from the MiLAN business unit, which was acquired March 25, 2002 compared to MiLAN sales of $2,900,000 in the first six months of 2002. Consolidated operating income in 2003 increased to $1,930,000 compared to an operating loss of $878,000 in the first six months of 2002. The Company recorded a writedown for excess and obsolete inventory of $1,500,000 in the second quarter of 2002. The Company continues to be adversely affected by the general economic downturn in the communications equipment industry as reflected in sales declines by the Company's voice and data connectivity products manufacturing units, Suttle and U.K. subsidiary Austin Taylor Communications Ltd. The Company's business units providing broadband products and services; Transition Networks, MiLAN and JDL Technologies are driving the revenue and earnings in the first six months of 2003.

Suttle sales decreased 8% in the first six months of 2003 to $15,442,000 compared to $16,815,000 in the same period of 2002. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications and Qwest) increased 9% to $8,224,000 in 2003. Sales to these customers accounted for 53% and 45% of Suttle's U.S. customer sales in 2003 and 2002 respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 30% to $3,744,000 in 2003. Contract manufacturing sales totaled $1,780,000 in the first six months of 2003.

Suttle's gross margins increased to $2,904,000 in the first six months of 2003 compared to $1,334,000 in the same period in 2002. Suttle recorded a write down of excess and slow-moving inventory in the second quarter in the amount of $1,500,000. Gross margin percentage was 19% in 2003 compared to 8% in 2002. The gross margin percentage increase was due to cost reduction measures implemented in 2002 and 2003. Selling, general and administrative expenses decreased $898,000 or 27% in the first six months of 2003 compared to the same period in 2002. The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and it's final building in May 2003 to align production capacities and overhead with current business volumes. Severance and other related closing costs incurred in the second quarter were approximately $150,000. In addition, the Company has continued to outsource more manufacturing in Asia and shifted manufacturing to the lower cost plant in Costa Rica. These actions contributed to a positive impact on gross margin and operating results. Suttle's operating income was $486,000 in the first six months of 2003 compared to an operating loss of $1,982,000 in the same period of 2002.

Austin Taylor's sales decreased to $3,287,000 in the first six months of 2003 compared to $3,702,000 in the same period of 2002. Austin Taylor's gross margin declined to $7,200 in the first six months of 2003 compared to $417,000 in 2002. The decline in gross margin was principally due to increased pricing competition and lower business volumes and excess manufacturing and overhead capacity. Selling, general and administrative expenses increased by $223,000 in the first six months compared to the same period in 2002 due to severance costs incurred. Operating income decreased $632,000 to a loss of $688,000 in the first six months in 2003 compared to an operating loss of $48,500 in the same period of 2002.

Transition Networks / MiLAN Technology segment sales increased by 22% to $24,717,000 in the first six months of 2003 compared to $20,292,000 in the same period in 2002. Sales for this segment include a $6,800,000 contribution from MiLAN Technology in the first six months of 2003 and $2,900,000 in 2002 which CSI purchased substantially all the assets from Digi International on March 25, 2002. The demand for media conversion and related products has remained strong in the first half of 2003 and is expected to remain a growth market for some time. Gross margin increased to $8,990,000 in the first six months of 2003 from $6,392,000 in 2002. Gross margin as a percentage of sales was 36% in 2003 compared to 27% in 2002. Gross margins in 2002 were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Selling, general and administrative expenses increased to $6,993,000 in the first six months of 2003 compared to $5,486,000 in 2002. Operating income for this segment increased $1,092,000 to $1,997,000 in the first six months of 2003 compared to the same period in 2002.

Sales by JDL Technologies, Inc. were $7,997,000 in the first six months of 2003 compared to $10,287,000 in the same period in 2002. The decrease was due to reduced sales of hardware purchases and services to plan, design, implement and manage network data systems for several large school districts. Gross margin in the first six months of 2003 increased to $2,918,000 compared to $2,869,000 in the same period of 2002. Gross margin as a percentage of sales increased to 36% from 28% in the 2002 period due to higher margin sales of design and maintenance services to client school districts. Selling, general and administrative expenses increased $77,000 in the first six months of 2003 compared to the same period of 2002. JDL's operating income was $1,064,000 in the first six months of 2003 compared to operating income of $1,091,000 in the same period in 2002.

Consolidated investment and other income increased $163,000 in the first six months 2003 compared to 2002. The Company realized a net gain on disposal of assets relative to the closing of the final building in Puerto Rico in the second quarter of approximately $280,000 which was recorded as other income. Interest expense decreased by $98,000 in the first six months of 2003 compared to the same period in 2002 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes increased by $3,068,000 to $2,171,000. The Company's effective income tax rate was 38% in 2003. Net income through the first six months of 2003 increased $1,924,000 compared to the same period in 2002 to $1,351,000.


                  Three Months Ended June 30, 2002 Compared to
                        Three Months Ended June 30, 2001

Consolidated sales decreased 8% to $24,869,000 in the three-month period ended June 30, 2003 compared to the same period in 2002. Consolidated operating income increased $2,275,000 in the three months ended June 30, 2003 compared to the same period in 2002. The Company recorded a writedown for excess and obsolete inventory of $1,500,000 in the second quarter of 2002.

Suttle sales decreased 14% to $7,299,000 in 2003 compared to $8,532,000 in 2002. Suttle's gross margins increased to $1,342,000 in 2003 compared to $98,000 in 2002. Suttle recorded a write down of excess and slowmoving inventory in the second quarter in the amount of $1,500,000, which resulted in an 18% reduction in gross margin. Suttle had operating income of $222,000 in the three-month period in 2003 compared to an operating loss of $1,670,000 in the same period in 2002.

Austin Taylor's sales decreased 5% to $1,713,000 in the 2002 three-month period compared to $1,805,000 in 2002. Austin Taylor's gross margin declined to $94,000 in 2003 compared to $173,000 in 2002. Selling, general and administrative expenses increased $116,000 due to severance costs incurred in the second quarter of 2003. Operating income decreased $195,000 to an operating loss of $269,000 in the second quarter of 2003.

Transition Networks / MiLAN Technology segment sales increased by 15% to $12,336,000 in the second quarter of 2003 compared to $10,739,000 in the same period in 2002. Sales for this segment include sales from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. Gross margin increased to $4,412,000 in 2003 from $2,928,000 in 2002. Gross margin as a percentage of sales was 36% in 2003 compared to 27% in 2002. In 2002 gross margins were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Selling, general and administrative expenses increased to $3,573,000 in 2003 compared to $2,862,000 in 2002. Operating income increased to $839,000 in the second quarter of 2003 compared to $66,000 in the same period of 2002.

Sales by JDL Technologies, Inc. decreased $2,578,000 to $3,521,000 in the second quarter of 2003 compared to the same period in 2002. JDL's gross margin increased $33,000 to $1,468,000 due to increased sales of design and maintenance services. Gross margin as a percentage of sales increased to 42% from 24% in the 2002 period due to increased sales of higher margin design and maintenance services. Selling, general and administrative expenses increased $117,000 in the second quarter of 2003 compared to the same period of 2002. JDL's operating income was $505,000 in the second quarter of 2003 compared to $589,000 in the 2002 second quarter.

Investment and other income in the second quarter of 2003 increased by $216,000 in 2003 compared to 2002. The Company realized a net gain on disposal of assets relative to the closing of the final building in Puerto Rico in the second quarter of approximately $280,000 which was recorded as other income. Interest expense decreased by $39,000 in the second quarter of 2003 compared to the same period in 2002 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes increased by $2,530,000 to $998,000 in the second quarter of 2003. The Company's effective income tax rate was 37% in 2003. Net income for the second quarter of 2003 was $628,000 compared to a net loss of $1,042,000 in the second quarter of 2002.


                         Liquidity and Capital Resources

At June 30, 2003, the Company had $5,975,000 of cash and cash equivalents compared to $19,816,000 of cash and cash equivalents at December 31, 2002. The Company had working capital of approximately $54,770,000 and a current ratio of
5.7 to 1 compared to working capital of $53,122,000 and a current ratio of 3.7 to 1 at the end of 2002.

Net cash used in operating activities was $6,654,000 in the first six months of 2003 compared to net cash provided by operating activities of $8,000,000 in the same period in 2002. The decrease was due primarily to supporting higher levels of accounts receivable and inventory and paying down accounts payable and income taxes.

Net cash used in investing activities was $526,000 in the first six months in 2003 compared to $6,298,000 in the same period in 2002. In March 2002, the Company acquired substantially all of the assets of MiLAN Technology for approximately $8,058,000 in cash. Also in the first quarter of 2002, the Company received the balance of $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit. In the first six months in 2003 cash investments in new plant and equipment totaled $391,000 compared to $936,000 in 2002. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend $1,000,000 in total on capital additions in 2003.

Net cash used in financing activities was $6,653,000 in the first six months of 2003 compared to net cash used in financing activities in 2002 of $2,014,000. In 2003, the Company paid down the line of credit to $1,000,000 from $7,000,000 at December 31, 2002. The Company purchased and retired 13,500 shares of its stock in open market transactions during the 2003 period. At June 30, 2003 Board authorizations are outstanding to purchase an additional 283,565 shares. Cash dividends paid in the first six months of 2003 was $653,000.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2002 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2003. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

                    Recently Issued Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 is further discussed with appropriate disclosures in Note 6 to the consolidated financials statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are effective for interim periods beginning after December 15, 2002. (see Note 1 to the consolidated financial statements). We will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2003 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer, Curtis A. Sampson, and Chief Financial Officer, Paul N. Hanson, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)      Changes in Internal Control over Financial Reporting

         There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------
The Annual Meeting of the Shareholders of the Registrant was held on May 21, 2003 in Eden Prairie, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 8,161,666 of which 7,617,585 were present either in person or by proxy. Shareholders re-elected board members Paul A. Anderson, Frederick M. Green and Wayne E. Sampson to three-year terms expiring at the 2006 Annual Meeting of Shareholders. The vote for these board members was as follows:
                                               In Favor      Abstaining
                                            -----------     -----------
   Paul A. Anderson                           7,310,081         307,504
   Frederick M. Green                         7,310,681         306,904
   Wayne E. Sampson                           7,310,888         306,697

Board members continuing in office are Curtis A. Sampson and Gerald D. Pint (whose terms expire at the 2004 Annual Meeting of Shareholders) and Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson (whose terms expire at the 2005 Annual Meeting of Shareholders).

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)     The following exhibits are included herein:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32     Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002
       (18 U.S.C.ss.1350).

(b)     Reports on Form 8-K.

On May 8, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its first quarter 2003 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         Communications Systems, Inc.

                                          By  /s/ Curtis A. Sampson
                                              ----------------------------
                                              Curtis A. Sampson
Date:  August 14, 2003                        Chairman and
                                              Chief Executive Officer

                                              /s/ Paul N. Hanson
                                              ----------------------------
Date:  August 14, 2003                        Paul N. Hanson
                                              Vice President and
                                              Chief Financial Officer

                                                                    Exhibit 31.1
                                 CERTIFICATION

I, Curtis A. Sampson certify that:

1. I have reviewed this quarterly report on Form 10-Q of Communications Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                           By  /s/ Curtis A. Sampson
                                              ----------------------------
                                              Curtis A. Sampson
Date:  August 14, 2003                        Chairman and
                                              Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Paul N. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Communications Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                           By  /s/ Paul N. Hanson
                                              --------------------------
                                              Paul N. Hanson
Date:  August 14, 2003                        Vice President and
                                              Chief Financial Officer

                                                                      Exhibit 32
                                  CERTIFICATION

The undersigned certify pursuant to 18 U.S.C.ss.1350, that:

(1) The accompanying Quarterly Report on Form 10-Q for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the accompanying Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          By  /s/ Curtis A. Sampson
                                              --------------------------
                                              Curtis A. Sampson
Date:  August 14, 2003                        Chairman and
                                              Chief Executive Officer

                                          By  /s/ Paul N. Hanson
                                              --------------------------
                                              Paul N. Hanson
Date:  August 14, 2003                        Vice President and
                                              Chief Financial Officer