Form 10-Q
period 2003-09-30
COMMUNICATIONS SYSTEMS INC
filed 2003-11-14
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-31588

COMMUNICATIONS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0957999
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

213 South Main Street, Hector, MN	55342
(Address of principal executive offices)	(Zip Code)

(320) 848-6231

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         YES  ☒     NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	Outstanding at October 31, 2003
Common Stock, par value $.05 per share	8,185,990

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30 2003	December 31 2002
Assets:
Current assets:
Cash	$11,947,174	$19,816,328
Trade receivables, net	19,592,171	19,128,399
Related party receivables	284,769	412,930
Inventories	29,379,587	28,958,291
Deferred income taxes	3,354,568	3,354,568
Other current assets	1,031,073	1,339,024
Total current assets	65,589,342	73,009,540

Property, plant and equipment	32,197,946	33,974,215
less accumulated depreciation	(25,930,616)	(26,549,665)
Net property, plant and equipment	6,267,330	7,424,550

Other assets:
Excess of cost over net assets acquired	5,253,793	5,253,793
Deferred income taxes	2,796,978	2,796,978
Other assets	320,864	273,631
Total other assets	8,371,635	8,324,402

Total Assets	$80,228,307	$88,758,492

Liabilities and Stockholders’ Equity:
Current liabilities:
Notes payable	$—	$7,000,000
Accounts payable	3,357,935	5,291,706
Accrued compensation and benefits	2,594,546	2,655,056
Other accrued liabilities	2,364,298	1,797,656
Dividends payable	327,440	325,714
Income taxes payable	1,489,478	2,817,082
Total current liabilities	10,133,697	19,887,214

Stockholders’ Equity	70,094,610	68,871,278

Total Liabilities and Stockholders’ Equity	$80,228,307	$88,758,492

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Sales	$24,666,206	$28,987,379	$76,110,039	$80,082,308

Costs and expenses:
Cost of sales	18,114,844	19,834,897	54,738,237	59,918,509
Selling, general and administrative expenses	5,989,064	6,384,016	18,879,561	18,273,034
Total costs and expenses	24,103,908	26,218,913	73,617,798	78,191,543

Operating income	562,298	2,768,466	2,492,241	1,890,765

Other income and (expenses):
Investment and other income	39,687	30,601	332,697	161,035
Interest expense	(19,788)	(73,791)	(71,468)	(223,884)
Other income (expense), net	19,899	(43,190)	261,229	(62,849)

Income before income taxes	582,197	2,725,276	2,753,470	1,827,916

Income taxes	135,000	1,055,000	955,000	730,000

Net income	447,197	1,670,276	1,798,470	1,097,916

Other comprehensive income:
Foreign currency translation adjustment	24,626	60,103	113,182	256,435
Comprehensive income	$471,823	$1,730,379	$1,911,652	$1,354,351

Basic net income per share	$.05	$.20	$.22	$.13
Diluted net income per share	$.05	$.20	$.22	$.13

Average Basic Shares Outstanding	8,168,870	8,261,819	8,163,414	8,275,912
Average Dilutive Shares Outstanding	8,196,638	8,262,130	8,181,784	8,278,178

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2001	8,262,314	$413,116	$27,855,529	$39,463,137	$(423,781)	$67,308,001
Net income				2,336,672		2,336,672
Issuance of common stock under Employee Stock Purchase Plan	36,276	1,814	188,744			190,558
Issuance of common stock to Employee Stock Ownership Plan	25,000	1,250	187,250			188,500
Issuance of common stock under Employee Stock Option Plan	1,700	85	11,645			11,730
Purchase of stock	(182,574)	(9,130)	(630,005)	(553,737)		(1,192,872)
Shareholder dividends				(325,714)		(325,714)
Other comprehensive gain					354,403	354,403
BALANCE AT DECEMBER 31, 2002	8,142,716	$407,135	$27,613,163	$40,920,358	$(69,378)	$68,871,278
Net income				1,798,470		1,798,470
Issuance of common stock under Employee Stock Purchase Plan	23,172	1,159	122,503			123,662
Issuance of common stock to Employee Stock Ownership Plan	32,000	1,600	253,440			255,040
Issuance of common stock under Employee Stock Option Plan	1,700	85	11,645			11,730
Purchase of stock	(13,598)	(679)	(46,115)	(51,122)		(97,916)
Shareholder dividends				(980,836)		(980,836)
Other comprehensive gain					113,182	113,182
BALANCE AT SEPTEMBER 30, 2003	8,185,990	$409,300	$27,954,636	$41,686,870	$43,804	$70,094,610

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,798,470	$1,097,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,868,935	2,143,429
Changes in assets and liabilities net of effects of the purchase of MiLAN Technology Corporation in 2002:
Trade receivables	(177,024)	2,425,285
Inventories	(173,996)	2,541,480
Other current assets	355,092	(652,852)
Accounts payable	(1,972,435)	(305,651)
Accrued expenses	496,193	1,730,523
Income taxes payable	(1,327,655)	100,217
Net cash provided by operating activities	867,580	9,080,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(622,955)	(1,255,950)
Other assets	(175,372)	(65,498)
Collection of notes receivable		2,765,390
Payment for purchase of MiLAN Technology Corporation		(8,058,932)
Net cash used in investing activities	(798,327)	(6,614,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(7,000,000)	(2,000,000)
Dividends paid	(979,110)
Proceeds from issuance of stock		11,730
Purchase of stock	(679)	(956,273)
Net cash used in financing activities	(7,979,789)	(2,944,543)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	41,382	45,956

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,869,154)	(433,230)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,816,328	22,239,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,947,174	$21,806,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$2,275,318	$711,554
Interest paid	91,255	293,408

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet and statement of changes in stockholders’ equity as of September 30, 2003, the statements of income and comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002  have been prepared by the Communications Systems, Inc. and Subsidiaries (the Company or we) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and 2002 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report to Shareholders.  The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

In February 2003, the Company issued 32,000 shares of the Company’s common stock to the Employee Stock Ownership Plan in payment of its 2002 obligation.  In a noncash transaction, the Company recorded additional stockholders’ equity of $255,040 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.  In August 2003, the Company issued 23,000 shares to the Employee Stock Purchase plan.  Under terms of this plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year.

The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and its final building in May 2003 to align production capacities and overhead with current business volumes. Severance and other related closing costs incurred in the second quarter were approximately $150,000, the majority of which has been paid as of September 30, 2003.  The Company also realized a net gain on disposal of assets in Puerto Rico in the second quarter of approximately $280,000 which has been received and was recorded as other income.

The Company has also downsized its U.K. based operations of Austin Taylor Communications, Ltd.to align production capacities and overhead with current business volumes. Austin Taylor employee related severance costs incurred in the nine-month period ended September 30, 2003 were approximately $290,000, the majority of which has been paid as of September 30, 2003.

STOCK BASED COMPENSATION PLANS

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” but applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost is reflected in net income.  If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income (loss) and net income per share would have been as follows:

	Three Months Ended September 30
	2003		2002
Net Income
As reported		$447,000	$1,670,000
Compensation expense, net of tax		$106,000	$160,000
Pro forma		$341,000	$1,510,000

Earnings Per Share-Basic
As reported	$	. 05	$.20
Pro forma	$	. 04	$.18

Earnings Per Share-Diluted
As reported	$	. 05	$.20
Pro forma	$	. 04	$.18

	Nine Months Ended September 30
	2003		2002
Net Income
As reported		$1,798,000	$1,098,000
Compensation expense, net of tax		$283,000	$465,000
Pro forma		$1,515,000	$633,000

Earnings Per Share-Basic
As reported	$	. 22	$.13
Pro forma	$	. 19	$.08

Earnings Per Share-Diluted
As reported	$	. 22	$.13
Pro forma	$	. 19	$.08

NOTE 2 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 3 – ACQUISITIONS

Effective March 25, 2002 the Company acquired substantially all of the assets and assumed certain liabilities of Digi International Inc.’s MiLAN legacy business.   The business has been reincorporated as MiLAN Technology Corporation. Located in Sunnyvale, California, MiLAN is a growing provider of leading edge wireless telecommunications products for businesses and residences, managed and unmanaged LAN switches, media conversion products and print servers. The Company expects the MiLAN acquisition will be both complementary and supplementary to its other business units by increasing the product offerings and expanding the customer bases.

The operations of MiLAN, which were not material to the Company’s financial statements, are included in the Company’s financial results from the purchase date.  In the acquisition, the following assets were acquired and liabilities assumed:

Accounts receivable	$2,426,713
Inventory	5,121,936
Plant and equipment	5,120
Identifiable intangible asset (royalty agreement)	201,341
Excess of cost over net assets acquired	635,046
Accrued expenses	(262,405)
Total purchase price	$8,127,751

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2003	December 31 2002
Finished Goods	$16,384,547	$14,188,306
Raw Materials	12,995,040	14,769,985
Total	$29,379,587	$28,958,291

NOTE 5 – EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  Accordingly, we have determined that there was no impairment as of January 1, 2003 and no events occurred during the nine months ended September 30, 2003 that indicated our remaining goodwill was not recoverable. As of September 30, 2003 the Company had net goodwill of $5,254,000.  Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $52,000 and $17,300 for the nine months and three months ended September 30, 2003 respectively.

NOTE 6 – WARRANTY

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

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2003, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

Beginning Balance	$662,672
Actual warranty costs paid	(80,124)
Amounts charged to expense	118,920
Ending balance	$701,468

NOTE 7 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Transition Networks and MiLAN Technology (substantially all assets of MiLAN  purchased March 25, 2002), which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies (JDL) which provides telecommunications network design, specification and training services to educational institutions. Information concerning the Company’s operations in the various segments for the nine-month periods ended September 30, 2003 and 2002 is as follows:

	Suttle	Austin Taylor	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated

Nine Months Ended September 30, 2003:
Sales	$24,090,756	$4,819,816	$37,157,838	$10,041,629	$—	$76,110,039
Cost of sales	19,427,142	4,734,324	23,910,190	6,666,581	0	54,738,237
Gross profit	4,663,614	85,492	13,247,648	3,375,048	0	21,371,802
Selling, general and administrative expenses	3,626,938	991,232	10,421,768	2,486,417	1,353,206	18,879,561
Operating income (loss)	$1,036,676	$(905,740)	$2,825,880	$888,631	$(1,353,206)	$2,492,241

Depreciation and amortization	$1,142,240	$235,365	$231,774	$135,540	$124,016	$1,868,935
Capital expenditures	$219,235	$95,496	$112,002	$173,494	$22,728	$622,955
Assets	$30,441,931	$6,045,815	$30,781,433	$6,741,469	$6,217,659	$80,228,307

Nine Months Ended September 30, 2002:
Sales	$24,791,892	$5,275,311	$34,709,446	$15,305,659	$—	$80,082,308
Cost of sales	21,756,189	4,761,366	22,703,131	10,697,823	0	59,918,509
Gross profit	3,035,703	513,945	12,006,315	4,607,836	0	20,163,799
Selling, general and administrative expenses	4,831,978	792,998	8,790,535	2,683,171	1,174,352	18,273,034
Operating income (loss)	$(1,796,275)	$(279,053)	$3,215,780	$1,924,665	$(1,174,352)	$1,890,765

Depreciation and amortization	$1,405,215	$353,390	$222,824	$90,000	$72,000	$2,143,429
Capital expenditures	$347,317	$221,983	$548,222	$25,962	$112,466	$1,255,950
Assets	$44,649,479	$5,498,067	$25,226,784	$6,164,898	$6,966,096	$88,505,324

Information concerning the Company’s operations in the various segments for the three-month periods ended September 30, 2003 and 2002 is as follows:

	Suttle	Austin Taylor	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated

Three Months Ended September 30, 2003:
Sales	$8,648,471	$1,532,870	$12,440,587	$2,044,278	$—	$24,666,206
Cost of sales	6,889,177	1,454,640	8,182,967	1,588,060	0	18,114,844
Gross profit	1,759,294	78,230	4,257,620	456,218	0	6,551,362
Selling, general and administrative expenses	1,208,159	303,634	3,428,894	631,882	416,495	5,989,064
Operating income (loss)	$551,135	$(225,404)	$828,726	$(175,664)	$(416,495)	$562,298

Depreciation and amortization	$379,381	$80,973	$41,367	$45,180	$76,016	$622,917
Capital expenditures	$56,858	$95,496	$52,120	$27,500	$—	$231,974

Three Months Ended September 30, 2002:
Sales	$7,976,820	$1,573,760	$14,417,467	$5,019,332	$—	$28,987,379
Cost of sales	6,275,091	1,476,269	8,803,341	3,280,196	0	19,834,897
Gross profit	1,701,729	97,491	5,614,126	1,739,136	0	9,152,482
Selling, general and administrative expenses	1,515,541	327,997	3,303,732	905,775	330,971	6,384,016
Operating income (loss)	$186,188	$(230,506)	$2,310,394	$833,361	$(330,971)	$2,768,466

Depreciation and amortization	$323,710	$121,029	$73,946	$30,000	$24,000	$572,685
Capital expenditures	$(75,451)	$206,797	$72,909	$27,424	$88,531	$320,210

NOTE 8 - INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year.  This includes estimating current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

Statements regarding the Company’s anticipated performance in future periods are forward looking and involve risks and uncertainties, including but not limited to: buying patterns of its Regional Bell Operating Customers, competitor’s products, the success of its recent acquisitions and changes in tax laws.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2003 Compared to

Nine Months Ended September 30, 2002

Consolidated sales in 2003 decreased 5% to $76,110,000 compared to $80,082,000 in 2002.  The 2003 nine-month revenues include $9,426,000 in sales contributed from the MiLAN business unit, which was acquired March 25, 2002 compared to MiLAN sales of $6,373,000 in the first nine months of 2002.  Consolidated operating income in 2003 increased to $2,492,000 compared to operating income of $1,891,000 in the first nine months of 2002.  The Company recorded a writedown for excess and obsolete inventory of $1,500,000 in the second quarter of 2002.  The Company continues to be adversely affected by the decline in the traditional business of copper and wiring connecting devices as reflected in sales declines by the Company’s voice and data connectivity products manufacturing units, Suttle and U.K. subsidiary Austin Taylor Communications Ltd.   The Company’s business units providing broadband products and services; Transition Networks, MiLAN and JDL Technologies are driving the revenue and earnings in the first nine months of 2003.  The Suttle business unit is also contributing to earnings after the alignment of manufacturing facilities and expenses with current revenues.

Suttle sales decreased 3% in the first nine months of 2003 to $24,091,000 compared to $24,792,000 in the same period of 2002.  Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs” which are Verizon Logistics, Bell South, SBC Communications and Qwest) increased 18% to $13,609,000 in 2003 compared to $11,582,000 in 2002.  Sales to these customers accounted for 56% and 46% of Suttle’s U.S. customer sales in 2003 and 2002 respectively.  Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 33% to $5,729,000 in 2003 compared to $8,560,000 in 2002.  Contract manufacturing sales totaled $2,274,000 in the first nine months of 2003.

Suttle’s gross margins increased to $4,664,000 in the first nine months of 2003 compared to $3,036,000 in the same period in 2002.  Suttle recorded a write down of excess and slow-moving inventory in the second quarter of 2002 in the amount of $1,500,000.  The gross margin percentage was 19% in 2003 compared to 12% in 2002. The gross margin percentage increase was due to the writedown of excess and slow-moving inventory as previously mentioned and to cost reduction measures implemented in 2002 and 2003.  Selling, general and administrative expenses decreased $1,205,000 or 25% in the first nine months of 2003 compared to the same period in 2002.  The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and it’s final building in May 2003 to align production capacities and overhead with current business volumes. Severance and other related closing costs incurred in the nine-month period were approximately $280,000.  In addition, the Company has continued to outsource manufacturing to Asia and shifted manufacturing to the lower cost plant in Costa Rica.  These actions positively impacted gross margin and operating results. Suttle’s operating income was $1,037,000 in the first nine months of 2003 compared to an operating loss of  $1,796,000 in the same period of 2002.

Austin Taylor’s sales decreased to $4,820,000 in the first nine months of 2003 compared to $5,275,000 in the same period of 2002.  Austin Taylor’s gross margin declined to $85,000 in the first nine months of 2003 compared to $514,000 in 2002. The decline in gross margin was principally due to increased pricing competition, lower business volumes and excess manufacturing and overhead capacity.    Selling, general and administrative expenses increased by $198,000 in the first nine months compared to the same period in 2002 due to severance costs incurred.  Austin Taylor’s operating loss in the first nine months of 2003 was $906,000 compared to a loss of $279,000 in the first nine months in 2002.  Total severance costs incurred in the first nine months of 2003 were $290,000.

Transition Networks / MiLAN Technology segment sales increased by 7% to $37,158,000 in the first nine months of 2003 compared to $34,709,000 in the same period in 2002. Sales for this segment include a $9,426,000 contribution from MiLAN Technology in the first nine months of 2003 and $6,373,000 in the same period in 2002.   CSI purchased substantially all the assets from Digi International on March 25, 2002. The demand for media conversion and related products has remained strong in the first nine months of 2003 and is expected to remain a growth market for some time. Gross margin increased to $13,248,000 in the first nine months of 2003 from $12,006,000 in 2002.  Gross margin as a percentage of sales was 36% in 2003 compared to 35% in 2002.  Gross margins in 2002 were adversely affected by the sale of the MiLAN acquired inventory, which had lower margins. Selling, general and administrative expenses increased to $10,422,000 in the first nine months of 2003 compared to $8,791,000 in 2002.   Operating income for this segment decreased to $2,826,000 in the first nine months of 2003 compared to $3,216,000 in the same period in 2002.

Sales by JDL Technologies, Inc. was $10,042,000 in the first nine months of 2003 compared to $15,306,000 in the same period in 2002.   The decrease was due to delays in funding for federal “e-rate” programs with several large school district customers in 2003. These funds are used to purchase design services, network management and equipment from JDL Technologies, Inc.  Gross margin in the first nine months of 2003 decreased to $3,375,000 compared to $4,608,000 in the same period of 2002.  Gross margin as a percentage of sales increased to 34% in 2003 from 30% in the 2002 period due to an increase in higher margin sales of design and maintenance services to client school districts.  Selling, general and administrative expenses decreased $197,000 in the first nine months of 2003 compared to the same period of 2002.   JDL’s operating income was $889,000 in the first nine months of 2003 compared to operating income of $1,925,000 in the same period in 2002.

Consolidated investment and other income increased $172,000 in the first nine months in 2003 compared to 2002.  The Company realized a net gain on disposal of non-operating assets relative to the closing of the final building in Puerto Rico in the second quarter of approximately $280,000 which was recorded as other income.  Interest expense decreased by $152,000 in the first nine months of 2003 compared to the same period in 2002 due to a decrease in borrowings on the line of credit and a lower interest rate.  Income before income taxes increased by $926,000 to $2,754,000 compared to $1,828,000 in the same period in 2002.  The Company’s annualized effective income tax rate is 35% in 2003 compared to 39% in 2002.  The reduction in the effective income tax rate is due to the impact of the revocation of the Company’s 936 election for it’s Puerto Rico subsidiary and from utilization of the provisions of the “Extraterritorial Income Exclusion” on foreign sales.  Net income through the first nine months of 2003 increased $700,000 to $1,798,000 compared to $1,098,000 in the same period in 2002.

Three Months Ended September 30, 2003 Compared to

Three Months Ended September 30, 2002

Consolidated sales decreased 15% to $24,666,000 in the three-month period ended September 30, 2003 compared to $28,987,000 in the same period in 2002.  Consolidated operating income decreased to  $562,000 in the three months ended September 30, 2003 compared to $2,768,000 in the same period in 2002.

Suttle sales increased 8% to $8,648,000 in 2003 compared to $7,977,000 in 2002 due to increased volumes in traditional products, DSL filters and contract manufacturing operations.  Suttle’s gross margins increased to $1,759,000 in 2003 compared to $1,701,000 in 2002. Selling, general and administrative expenses decreased $308,000 to $1,208,000 in the third quarter of 2003 compared to $1,516,000 incurred in the same period of 2002. The decrease was primarily due to lower sales incentives and expenses.  Suttle had operating income of  $551,000 in the third quarter in 2003 compared to operating income of $186,000 in the same period in 2002.

Austin Taylor’s sales decreased 3% to $1,533,000 in the 2003 three-month period compared to $1,574,000 in the same period in 2002.  Market demand in the United Kingdom continued to be weak in the third quarter of 2003.   Austin Taylor’s gross margin declined to $78,000 in 2003 compared to $97,000 in 2002. Selling, general and administrative expenses decreased $24,000 to $304,000 in the third quarter of 2003 compared to $328,000 in 2002.  The operating loss was $225,000 in the third quarter of 2003 compared to an operating loss of $231,000 in the third quarter of 2002.

Transition Networks / MiLAN Technology segment sales decreased by 14% to $12,441,000 in the third quarter of 2003 compared to $14,417,000 in the same period in 2002.  Delays in shipping switches to a large school district were a significant factor in the decline. Sales for this segment include sales from MiLAN Technology, which CSI purchased substantially all the assets from Digi International on March 25, 2002. Gross margin decreased to $4,257,000 in 2003 from $5,614,000 in 2002.  Gross margin as a percentage of sales was 34% in 2003 compared to 39% in 2002.  Selling, general and administrative expenses increased to $3,429,000 in 2003 compared to $3,304,000 in 2002. Operating income decreased to $828,000 in the third quarter of 2003 compared to $2,310,000 in the same period of 2002.  The decrease was due to lower segment volumes compared to the same period last year and increased selling and marketing expenses in the third quarter of 2003.

Sales by JDL Technologies, Inc. decreased $2,975,000 to $2,044,000 in the third quarter of 2003 compared to the same period in 2002. The decline in revenue was largely the result of business being deferred to future periods. JDL’s gross margin decreased to $456,000 in the third quarter of 2003 compared to $1,739,000 in the third quarter of 2002.  Gross margin as a percentage of sales in the third quarter of 2003 decreased to 22% from 35% in the 2002 period due to decreased sales of equipment and maintenance services.  Selling, general and administrative expenses decreased $274,000 in the third quarter of 2003 compared to the same period of 2002.  JDL’s operating loss was $176,000 in the third quarter of 2003 compared to operating income of  $833,000 in the 2002 third quarter.

Investment and other income in the third quarter of 2003 increased by $9,100 in 2003 compared to 2002. Interest expense decreased by $54,000 in the third quarter of 2003 compared to the same period in 2002 due to a decrease in borrowings on the line of credit and a lower interest rate.   Income before income taxes decreased by $2,143,000 to $582,000 in the third quarter of 2003. Net income for the third quarter of 2003 was $447,000 compared to net income of $1,670,000 in the third quarter of 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had $11,947,000 of cash and cash equivalents compared to $19,816,000 of cash and cash equivalents at December 31, 2002.  The Company had working capital of approximately $55,456,000 and a current ratio of 6.5 to 1 compared to working capital of $53,122,000 and a current ratio of 3.7 to 1 at the end of 2002.

Net cash provided by operating activities was $868,000 in the first nine months of 2003 compared to net cash provided by operating activities of $9,080,000 in the same period in 2002.  The decrease was due primarily to supporting higher levels of accounts receivable and inventory and paying down accounts payable and income taxes.

Net cash used in investing activities was $798,000 in the first nine months in 2003 compared to $6,615,000 in the same period in 2002.   In March 2002, the Company acquired substantially all of the assets of MiLAN Technology for approximately $8,058,000 in cash.  Also in the first quarter of 2002, the Company received the balance of  $2,765,000 of the note receivable related to the sale of assets of a previously discontinued business unit.  In the first nine months in 2003 cash investments in new plant and equipment totaled $623,000 compared to $1,256,000 in 2002.  Plant and equipment purchases in both years were financed by internal cash flows.  The Company expects to spend $850,000 on capital additions in 2003.

Net cash used in financing activities was $7,980,000 in the first nine months of 2003 compared to net cash used in financing activities in 2002 of $2,945,000. In  2003, the Company paid off the line of credit, which totaled $7,000,000 at December 31, 2002. The Company purchased and retired 13,598 shares of its stock in open market transactions during the 2003 period.   At September 30, 2003 Board authorizations are outstanding to purchase an additional 283,467 shares.  Cash dividends paid in the first nine months of 2003 was approximately $979,000.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2002 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2003.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation.   On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company’s obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The new disclosure requirements are effective for interim periods beginning after December 15, 2002. (see Note 1 to the consolidated financial statements).  We will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (VIE), an Interpretation of ARB No. 51 , which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In October 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Because we believe we have no variable interest entities, we do not expect that the adoption of this new standard will have a material effect on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At September 30, 2003 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%.   The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Curtis A. Sampson, and Chief Financial Officer, Paul N. Hanson, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)         Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1 - 4.  Not Applicable

Item 5.  Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
	32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)                                 Reports on Form 8-K.

On August 7, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its second quarter 2003 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: November 14, 2003	Chairman and
Chief Executive Officer

/s/ Paul N. Hanson
Date: November 14, 2003	Paul N. Hanson
Vice President and
Chief Financial Officer