Form 10-K
period 2003-12-31
COMMUNICATIONS SYSTEMS INC
filed 2004-03-29
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0957999
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

213 South Main Street
Hector, MN  55342

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (320) 848-6231

Securities registered pursuant to Section 12(b) of the Act (effective January 27, 2003):

Title of each class
Common Stock, $.05 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES  ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $53,764,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange (“AMEX”) on March 18, 2004.

As of March 19, 2004 there were outstanding 8,222,646 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called “CSI”, (our) or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications and the manufacture of media and rate conversion products for telecommunications networks.  The Company is also engaged in the sale of wireless networking products.

In 1998, the Company acquired JDL Technologies, Inc. (“JDL”).  JDL, located in Edina, Minnesota, provides telecommunications network design, specification, and training services to educational institutions.  JDL also sells internet access software for use in elementary and secondary schools. The acquisition was accounted for as a purchase and operations of JDL have been included in consolidated operations from August 7, 1998.

Also in 1998, the Company acquired Transition Networks, Inc. (“TNI”).  TNI, located in Eden Prairie, Minnesota is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. The acquisition was accounted for as a purchase and operations of TNI have been included in consolidated operations from December 1, 1998.

In 1999, the Company acquired LANart Corporation, a designer and manufacturer of application specific integrated circuits. LANart’s operations have been merged into the Company’s Transition Networks, Inc. subsidiary.  The acquisition was accounted for as a purchase and operations of LANart Corporation have been included in consolidated results from April 7, 1999.

Effective March 25, 2002, the Company acquired through a newly formed subsidiary, MiLAN Technology Corporation, substantially all the assets of the MiLAN division of Digi International Inc. for approximately $8,100,000 in cash.  MiLAN, located in Sunnyvale, California, is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.  In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products.  The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002.

Additional information on these acquisitions can be found in subparagraphs (c)(1)(iii), and (c)(1)(iv) and (c)(1)(v) under Item 1 herein, in “Acquisitions and Dispositions” under Item 7, Management’s Discussion and Analysis and in Note 10 of Notes to Consolidated Financial Statements under Item 8, herein.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

(i)  Suttle

The Company manufactures and markets connectors and wiring devices for voice, data and video communications under the “Suttle” brand name in the United States (U.S.) and internationally. The Company also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Substantially all of Suttle’s products are manufactured at the Company’s plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Certain products are purchased from contract manufacturers. Segment sales were $32,900,000 in 2003 or 32% of consolidated revenues and $33,159,000 of consolidated revenues or 31% in 2002.

Products

Suttle’s products are used in on-premise connection of telephones, data terminals and related equipment.  The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations.  Most of the products are used in voice applications, but the Company continues to develop an expanding line of products for data network applications.  A significant portion of  Suttle’s revenues is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments.  Station apparatus products generally range in price from $0.70 to $25.00 per unit.  A majority of Suttle’s sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

The Company produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high-speed fiber-optic networks and local area network connections.   The Company’s patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections.  By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes.  The Company’s fiber-optic connector products range in price from $2.50 to $1,500.00.

The Company is a manufacturer and seller of DSL (Digital Subscriber Line) filters for home and business applications. The Company also resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

The Company also produces wireless LAN products targeted at the residential and small business markets.  The channel for these products is primarily through service providers who are selling broadband connectivity products.

Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing modular four, six and eight conductor jacks.  Customers include the major telephone companies (frequently referred to as “RBOCs” which are Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies and original equipment manufacturers and retailers.  These customers are served directly through the Company’s sales staff and through distributors such as Sprint North Supply, Verizon Logistics, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications. As a group, sales to the major telephone companies, both directly and through distribution, were approximately $18,190,000 in 2003 and $16,687,000 in 2002, which represented 55% of Suttle’s sales in 2003 and 50% in 2002.

The Company markets business and network systems products, which are an increasingly important part of its product line.  Independent contractors (which include businesses often referred to as “interconnect companies”) are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community.  The Company markets its products to independent contractors through a network of manufacturer’s representatives, through distributors, and through the Company’s sales staff.  Sales of products for business and network systems accounted for 14% and 15% of Suttle’s sales in 2003 and 2002, respectively.  These structured cabling products are also helping Suttle penetrate new markets in the data-networking world with education and hospitality/multiple dwelling unit (MDU) projects.  These applications utilize a blended solution of wireline and wireless products.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Company’s sales staff, manufacturers’ representatives and a network of distributors.  Sales of fiber-optic products accounted for 2% of Suttle’s revenues in 2003 and 5% in 2002. Sales of DSL products introduced in 2000 represented an additional 10% of sales in 2003 and 4% in 2002.

The balance of Suttle’s sales in 2003 and 2002 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distributors.  Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Company’s sales staff.

Competition

Suttle encounters strong competition in all its product lines.  The Company competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery.

Suttle’s principal competitors for sales to telephone companies and independent contractors include Avaya, Ortronics, Leviton, Hubbell, Northern Telecom and AMP, Inc.  Most of these companies have greater financial resources than the Company.  In addition, distributors of the Company’s apparatus products also market products for one or more of these competitors.  Avaya markets to telephone companies and independent contractors directly and through telephone industry distributors that also market the Company’s products.

The Company’s principal competitor for sales to the major telephone companies is Avaya.  To date, foreign manufacturers of apparatus products have not presented significant competition for sales to this market.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements.  Outstanding customer orders at March 1, 2004 were approximately $2,217,000 compared to approximately $1,714,000 at March 1, 2003.  Because new orders are filled on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

Manufacturing and Sources of Supply

The Company’s products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company.  There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics.  The unavailability of the gel-filled figs from Tyco Electronics could have a material adverse effect on the Company.  The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

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

The Company’s “Suttle” brand name is important to its business.  The Company regularly supports this name by trade advertising and believes it is well known in the marketplace.

(ii) Transition Networks

Transition Networks designs, manufactures and markets media converters, baluns, transceivers, network interface cards, and fiber hubs.  Transition Networks sells its product through distributors, resellers, integrators, and OEMs.   Sales by Transition Networks were $37,856,000 or 37% of consolidated sales in 2003 compared to $38,507,000 or 36% of consolidated sales in 2002.  International sales accounted for 26% of sales or $9,984,000 in 2003, compared to $11,888,000 in 2002 when international sales accounted for 31% of Transition’s total sales.  Sales to major distributors in 2003 totaled $23,789,000 compared to $20,923,000 in 2002.

Products

Transition Networks designs, produces, and sells media converter devices that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks).  These products are used to support legacy systems as customers’ networks grow, integrate fiber optics into a network, and extend the reach of networks.  Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, Token Ring, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, 3270, and 5250.  The company uses Application Specific Integrated Circuits (ASIC) for development of some products, but is also uses integrated circuits for the development of new products. Product hardware and software development is done internally.  The software that Transition Networks utilizes to manage our products is provided free with the product.  The concentration of Transition Networks product development is on hardware; software is developed to support hardware sales.

Manufacturing and Sources of Supply

Transition Networks outsources approximately 15% of its products which are manufactured offshore, principally in the Far East.   The balance of its products are produced in the United States.  These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets including enterprise networks, service providers’ networks, and industrial environments such as in manufacturing processes.  Due to its broad customer base and the nature of the applications for its products, Transition Networks was not impacted to the same extent that other network equipment manufacturers were by the recent economic downturn.

The media conversion product line addresses and is utilized in a variety of applications.  The chassis based system, the Point System™, is used primarily in telecommunication closets for high-density applications and when multiple protocols need to be supported.  Stand alone media converters are used typically at a workstation or for lower density applications.

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

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products.  Research and development costs are expensed when incurred and were $607,000 in 2003 compared to $482,000 in 2002.

Competition

Transition Networks faces strong competition across its entire product line.  Allied Telelsyn, a manufacturer of media converters, network interface cards, transceivers and switch products is the leading competitor.  Other competitors include IMC Networks and Metrobility Optical Solutions.   A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family.  Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market.  A deeper penetration of these competitors poses a potential threat to sales and profit margins.  Competition also exists from substitutes such as lower cost fiber switches.

Order Book

Outstanding customer orders for Transition Networks products were approximately $1,047,000 at March 1, 2004 and $491,000 at March 1, 2003.  Transition Networks fills orders on a relatively short-term basis and therefore does not believe its order book is a significant indicator of future results.

(iii) MiLAN Technology Corporation

The Company acquired the assets now represented by its wholly owned subsidiary MiLAN Technology Corporation. MiLAN, located in Sunnyvale, California is a manufacturer of media converter and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.  In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. Results of operations of MiLAN have been included in consolidated operations from March 25, 2002.  Sales by MiLAN  for 2003 totaled $13,146,000 and represented 13% of consolidated sales compared to 2002 sales of $10,503,000 or 10% of consolidated sales.

Products

MiLAN is a supplier of a broad range of networking products of wired and wireless markets.  Main product lines include media converters, Ethernet switches and wireless access points and bridges.  The Company has been developing and marketing Ethernet based networking products for approximately 12 years.  Product hardware and software development is performed internally and is expensed when incurred.

Manufacturing and Sources of Supply

MiLAN outsources most of its manufacturing processes.  Approximately 85% of its products are manufactured offshore, principally in the Far East.  These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

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

Marketing primarily consists of tradeshows, trade magazine advertising, public relations activities, and direct mail.  MiLAN also provides and participates in advertising and cooperative marketing campaigns with distribution partners

Order Book

Outstanding customer orders for MiLAN products were approximately $350,000 as of March 1, 2004 compared to $1,734,000 as of March 1, 2003.   MiLAN does not believe its order book is a significant indicator of future results.

(iv) JDL Technologies, Inc.

JDL Technologies, Inc.  provides telecommunications network design, specification, and training services to educational institutions.  JDL also sells internet access software for use in elementary and secondary schools.   JDL  continues to focus on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools.  Sales by JDL for 2003 totaled $11,868,000 and represented 12% of consolidated sales.  Total sales for 2002 totaled $17,992,000 or 17% of consolidated sales.  Sales of hardware, software and related equipment totaled $5,361,000 in 2003 or 45% of total JDL sales compared to $13,155,000 in 2002 or 73% of total JDL sales.  Training, support and consulting revenue totaled $6,507,000 and $4,837,000 in 2003 and 2002, respectively.

Order Book

Outstanding customer orders for JDL products and services were approximately $2,180,000 as of March 1, 2004 and $4,926,000 at March 1, 2003.   JDL does not believe its order book is a significant indicator of future results.

(v) Austin Taylor

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related ancillary products at its plant in Bethesda, Wales, U.K.  Its product line consists of British standard line jacks, patch panels, data modules, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames.  In September 2002 Austin Taylor launched its “AT Net” structured cabling range.  Sales by Austin Taylor were $6,640,000, or 6% of consolidated revenues, in 2003 and $7,139,000 or 7% of consolidated revenues in 2002.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting. It also has plastic injection molding and printed circuit board assembly capabilities. Austin Taylor’s major customers include Telewest, Nortel, Avaya, Etisalat and British Telecom.  Austin Taylor’s products are also sold  through distributors, which include - Comtec, Nimans,  RS Components, Anixter, Metel Trading and  Communications Trade Supplies.  Approximately 60% of Austin Taylor sales were to United Kingdom customers in 2003 compared to 46% in 2002.

Outstanding customer orders for Austin Taylor products were approximately $450,000 at March 1, 2004 compared to $311,000 at March 1, 2003.  Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(d) Employment Levels

As of March 1, 2004 the Company employed 565 people.  Of this number, 353 were employed by Suttle (including 118 in Hector, Minnesota and 235 in Costa Rica), 88 by Transition Networks, Inc., 30 by MiLAN Technology., 27 by JDL Technologies, Inc., 50 by Austin Taylor Communications, Ltd and 17 general and administrative positions.  The Company considers its employee relations to be good.

(vii)  Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: lower sales to RBOCs and other major customers; competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, profitability of recent acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; availability of adequate supplies of raw materials and components; fuel prices; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

(viii)  Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2004 were as follows:

Name	Age	Position(1)

Curtis A. Sampson	70	Chairman of the Board and Chief Executive Officer [1970]

Jeffrey K. Berg	61	President and Chief Operating Officer [2000](2)

Paul N. Hanson	57	Vice President – Finance, Treasurer and Chief Financial Officer [1982]

Daniel G. Easter	47	President and General Manager, Transition Networks, Inc. [2000] (3)

Lee N. Ludlam	43	Managing Director Austin Taylor Communications, Ltd. [1998](4)

Thomas J. Lapping	45	President , JDL Technologies, Inc. [1998](5)

Gary D. Nentwig	61	President and General Manager, MiLAN Technology Corporation [2002](6)

David T. McGraw	52	President and General Manager, Suttle Apparatus Corporation. [2002](7)

(1)               Dates in brackets indicate period during which officers began serving in such capacity.  Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

(2)               Mr. Berg was appointed Chief Operating Officer of Communications Systems, Inc. in November 2000 and named President of the Company in March 2002.  Prior to November 2000, Mr. Berg served as President of the Company’s Suttle Apparatus Corporation.

(3)               Mr. Easter was appointed President of Transition Networks, Inc. in September 2000.  From July 1997 to September 2000, he served as Transition Networks Vice President of Sales and Marketing.  Prior to July 1997, he was an executive of Allied Telesyn International Corporation in Seattle, WA.

(4)               Mr. Ludlam was appointed Managing Director of Austin Taylor in November 1998.  From December 1995 to November 1998, he served as Austin Taylor’s Director of Manufacturing.

(5)               JDL Technologies, Inc. was acquired by the Company in 1998.  Mr. Lapping founded JDL Technologies, Inc. in 1989.

(6)               Mr. Nentwig was appointed President of MiLAN Technology Corporation in March 2002  (CSI acquired substantially all assets of MiLAN from Digi International, March 25, 2002).  Mr. Nentwig previously served as MiLAN’s General Manger.

(7)               Mr. McGraw was appointed President of Suttle Apparatus Corporation  in September 2002.  From May 2001 to August 2002, he served as Chief Operating Officer of JDL Technologies, Inc.  Prior to May 2001, he was Vice President-General Manager of Precision Diversified Industries in Plymouth, MN.

Messrs. Sampson and Hanson each devote approximately 50% of their working time to the Company’s business with the balance devoted to management responsibilities at Hector Communications Corporation (“HCC”), a diversified telecommunications holding company also headquartered in Hector, Minnesota, for which they are separately compensated by HCC.

(d)   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 10 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

ITEM 2.  PROPERTIES

The administrative and manufacturing functions of CSI are conducted at the following facilities:

•      In Hector, Minnesota the Company owns a 15,000 square foot building where its executive and administrative offices are located.

•                  Suttle’s manufacturing is conducted at two locations.  At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

•                  In 2001, the Company began leasing a 35,000 square foot facility in Waconia, Minnesota utilized as a distribution center for Suttle and Transition Networks, Inc. products.

•      Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

•      Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota where its engineering and administrative facilities are located.

•      JDL Technologies, Inc. leases an 11,000 square foot facility in Edina, Minnesota, which houses its business operations.

•                  MiLAN Technology Corporation leases a 24,000 square foot facility in Sunnyvale, California, which houses its business and distribution operations.

•                  The Company owns a 35,000 square foot building in Lawrenceville, Illinois.  This facility is currently leased to other tenants.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

No material litigation or other claims are presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           MARKET INFORMATION

The Company’s common stock was traded in the National Market System of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) prior to January 27, 2003.  Effective January 27, 2003 the Company began trading its common stock on the American Stock Exchange (“AMEX”) under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by AMEX for 2003 and by NASDAQ in 2002  These prices indicate inter-dealer prices without retail markup, markdowns or commissions:

	2003		2002
	High	Low	High	Low

First	$8.50	$6.40	$9.50	$7.00
Second	8.35	6.95	8.94	6.10
Third	8.38	7.55	7.20	6.00
Fourth	8.04	6.76	8.64	5.60

(b)           HOLDERS

At March 1, 2004 there were approximately 760 holders of record of Communications Systems, Inc. common stock.

(c)           DIVIDENDS

The Company paid regular quarterly dividends from October 1, 1985 to July, 2001  The per share quarterly dividends paid were $.10 in 1999, 2000 and the first three quarters of 2001.  Effective for the quarter beginning October 1, 2001, the CSI Board of Directors suspended the payment of a regular quarterly dividend due to the substantial reduction in earnings during the first half of 2001.   A $.04 per share quarterly dividend was reinstated by the Board of Directors in the fourth quarter of 2002 payable  January 1, 2003 and $.04 per share quarterly dividends were paid in the second, third and fourth quarters of 2003.

(d)                                  OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

Securities Authorized For Issuance Under Equity Compensations Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1992 Stock Plan	1,158,956	$10.54	285,423
1990 Employee Stock Purchase Plan	25,865	$6.88	78,467

Equity compensation plans not approved by security holders:
None

(1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 6.  SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands except per share amounts)

	Year Ended December 31
	2003	2002	2001	2000	1999
Selected Income Statement Data
Sales	$102,411	$107,300	$95,105	$119,720	$117,525

Costs and Expenses:
Cost of Sales	72,949	78,748	69,602	82,355	77,280
Selling, General and Administrative Expenses	25,442	24,612	24,691	29,432	28,907
Total Costs and Expenses	98,391	103,360	94,293	111,787	106,187

Operating Income (1)	4,020	3,940	812	7,933	11,338

Other income (expense), Net	315	(45)	225	339	296

Income Before Income Taxes (1)	4,335	3,895	1,037	8,272	11,634
Income Tax Expense	1,618	1,558	325	1,600	2,620
Net Income (1)	$2,717	$2,337	$712	$6,672	$9,014

Basic Net Income Per Share (1)	$.33	$.28	$.09	$.76	$1.04

Diluted Net Income Per Share (1)	$.33	$.28	$.09	$.75	$1.03

Cash Dividends Per Share	$.16	$.04	$.30	$.40	$.40

Average Common and Potential Common Shares Outstanding	8,186	8,246	8,365	8,865	8,727

Selected Balance Sheet Data
Total Assets	$79,096	$88,758	$88,012	$93,198	$91,476
Property, Plant and Equipment, Net	5,832	7,425	8,137	10,106	10,960
Working Capital	57,952	53,122	51,303	45,486	34,787
Stockholders’ Equity	70,838	68,871	67,308	71,267	66,422

(1) 2003 and 2002 amounts benefited from the implementation of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as disclosed in Note 9 of the consolidated financial statements, included in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Compared to 2002

Consolidated sales in 2003 decreased 5% to $102,411,000 from sales of $107,300,000 in 2002. Consolidated gross margins increased by 3% in 2003 to $29,462,000 compared to $28,552,000 in 2002.   Consolidated operating income increased to $4,020,000 in 2003 compared to $3,940,000 in 2002. Consolidated net income increased to $2,717,000 in 2003 or $.33 per diluted share compared to $2,337,000 or  $.28 in 2002.

On March 25, 2002 the Company acquired substantially all the assets of the MiLAN division of  Digi International (NASDAQ: DGII) in an all cash transaction valued at approximately $8,100,000.  MiLAN is a growing provider of wireless telecommunications products, LAN switches, media conversion products and print servers. 2003 MiLAN sales were $13,146,000 compared to $10,503,000 in 2002.

Suttle’s sales were $32,900,000 in 2003 as compared to $33,159,000 in 2002.  Sales to customers in the United States (U.S.) in 2003 increased 1% to $31,796,000 from $31,383,000 in 2002. Suttle’s sales increases are attributable to increases in capital spending by telecommunications industry companies and in particular the former Regional Bell Operating Company (RBOC) customers.  Suttle is utilizing offshore manufacturing for data products. Sales to the RBOC’s increased 9% to $18,190,000 in 2003 from $16,687,000 in 2002 which represent 55% and 50% of Suttle’s U.S. customer sales in 2003 and 2002, respectively.  Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $7,441,000 in 2003 compared to $9,779,000 in 2002.  Suttle’s international sales decreased to $1,104,000 in 2003 compared to $1,776,000 in 2002. Suttle also provide contract manufacturing services to one company, which generated revenues of approximately $3,400,000 in 2003 and $1,500,000 in 2002.

Suttle’s gross margins increased 28% to $6,611,000 in 2003 compared to $5,148,000 in 2002. Suttle recorded a write down of excess and slow-moving inventory approximating $1,700,000 in 2002.  Gross margin as a percentage of sales improved to 20% in 2003 from 16% in 2002. The gross margin percentage increase was due to the effect of the 2002 writedown of excess and slow-moving inventory and to cost and workforce reduction measures implemented in 2003. The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and it’s final building in May 2003 to align production capacities and overhead with current business volumes. Suttle is also utilizing offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and its DSL line filter business. Suttle’s operating income increased to $2,014,000 in 2003 compared to an operating loss of $710,000 in 2002.

Austin Taylor’s sales decreased in 2003 to $6,640,000 compared to $7,138,000 in 2002 reflecting a decline in sales to several key United Kingdom (U.K.)  telecommunications customers.  Austin Taylor reported negative gross margin of ($288,000) in 2003 compared to $691,000 in 2002. The decline in gross margin was principally due to increased pricing competition, lower business volumes and excess manufacturing and overhead capacity. In addition, severance costs relative to workforce reductions incurred in 2003 were approximately $420,000. Selling, general and administrative expenses increased $209,000 in 2003 due to higher selling and marketing costs.  Austin Taylor’s operating loss in 2003 was $1,566,000 in 2003 compared to an operating loss of  $377,000 in 2002.

Transition Networks / MiLAN Technology segment sales increased to $51,002,000 in  2003 compared to $49,010,000 in 2002. Sales for this segment include  $13,146,000 in 2003 and $10,503,000 in 2002 contribution from MiLAN Technology, the assets of which CSI purchased from Digi International on March 25, 2002.  Transition Networks sales were $37,856,000 in 2003 compared to $38,507,000 in 2002.  Combined segment sales to international customers were $11,186,000 representing 22% of total segment sales in 2003 compared to $12,518,000 or 26% in 2002.  Gross margin increased to $18,584,000 in 2003 from $16,887,000 in 2002. Gross margin as a percentage of sales was 36% in 2003 compared to 34% in 2002.  Gross margins in 2002 were adversely affected by the sale of inventory acquired in the MiLAN acquisition, which had lower margins.  Selling, general and administrative expenses increased to $14,260,000 in 2003 compared to $12,528,000 in 2002 due to higher selling and marketing expenses. Selling, general and administrative expenses as a percentage of sales were 28% in 2003 and 26% in 2002.   Operating income was $4,325,000 in 2003 compared to $4,359,000 in 2002.

JDL Technologies, the Company’s technology consulting segment for the education market, sales decreased to $11,868,000 in 2003 compared to $17,992,000 in 2002. Several major projects were delayed due to processing problems of applications for funds from the federal government’s E-Rate program.  Computer and network hardware sales represented $5,361,000 or 45% of total JDL revenues in 2003 compared to $13,155,000 or 73% of total revenue in 2002.  Consulting, training and support were $6,507,000 or 55% of total 2003 sales compared to $4,837,000 or 27% of total sales in 2002.  Gross margin in 2003 was $4,554,000 or 38% compared to $5,825,000 or 32% in 2002. Increased sales of higher margin consulting and training services produced a higher gross margin percentage in 2003 compared to 2002.  Selling, general and administrative expenses remained consistent at $3,454,000 in 2003 compared to $3,424,000 in 2002. Operating income decreased to $1,100,000 in 2003 compared to $2,401,000 in 2002

Consolidated investment and other income increased $160,000 in 2003 compared to 2002.  The Company realized a net gain of approximately $280,000 on disposal of non-operating assets upon termination of all production in Puerto Rico in the second quarter of 2003 which was recorded as other income.  Interest expense decreased by $201,000 in 2003 compared to 2002 due to a decrease in annual average borrowings on a line of credit and a lower effective interest rate.  Income before income taxes increased by $441,000 to $4,335,000 compared to $3,894,000 in 2002.  The Company’s annualized effective income tax rate is approximately 37% in 2003 compared to 40% in 2002.  The reduction in the effective income tax rate in 2003 is due to the impact of the revocation of the Company’s 936 election for it’s Puerto Rico subsidiary and from utilization of available tax credits and income exclusions.  Net income in 2003 increased $381,000 to $2,717,000 compared to $2,336,000 in 2002.

2002 Compared to 2001

Consolidated sales in 2002 increased 13% to $107,300,000 as compared to consolidated sales of $95,105,000 in 2001. Consolidated gross margins increased by 12% in 2002 compared to 2001. Consolidated operating income increased 385% to $3,940,000 in 2002 compared to $812,000 in 2001. Consolidated net income increased 228% to $2,337,000 in 2002 or $.28 per diluted share compared to $712,000 or  $.09 per diluted share before goodwill amortization in 2001.

On March 25, 2002 the Company acquired substantially all the assets of the MiLAN division of  Digi International (NASDAQ: DGII) in an all cash transaction valued at approximately $8,100,000.  MiLAN is a growing provider of wireless telecommunications products, LAN switches, media conversion products and print servers.  The Company has streamlined MiLAN’s cost structure and has consolidated certain functions with other operating business units of CSI during 2002. Fiscal 2002 sales included a $10,503,000 sales contribution from the MiLAN business unit subsequent to March 25, 2002.

Suttle’s sales decreased 17% to $33,159,000 in 2002 as compared to $39,992,000 in 2001.  Sales to customers in the (U.S.) decreased 19% to $31,383,000 in 2002 from $38,982,000 in 2001. Suttle’s sales declines are attributable to the continuing slowdown in capital spending by telecommunications industry companies and in particular the Regional Bell Operating Company (RBOC) customers.   In 2002, Suttle has implemented a strategy to utilize offshore manufacturing for data products as well as utilizing a telesales group to sell voice and data products to the nation’s thousands of telecom and electrical installation companies. Sales to the RBOC’s decreased 14% to $16,687,000 in 2002 from $19,394,000 in 2001 which represent 50% and 48% of Suttle’s U.S. customer sales in 2002 and 2001, respectively.  Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $9,779,000 in 2002 compared to $15,632,000 in 2001. Suttle’s international sales increased by 76% to $1,776,000 in 2002. Suttle also provides contract manufacturing with another company, which contributed sales of approximately $1,500,000 in 2002.

Suttle’s gross margins decreased 37% to $5,148,000 in 2002 compared to $8,219,000 in 2001, including a write down of excess and slow-moving inventory approximating $1,700,000 in 2002.  Gross margin as a percentage of sales declined to 16% in 2002 from 21% in 2001.  The decline in gross margin was also due to price cutting to meet competition and from the effect of excess manufacturing overhead costs relative to lower volumes. Suttle’s operating income decreased $2,089,000 in 2002 compared to an operating loss of $710,000 before goodwill amortization in 2001.  Suttle  implemented cost reduction measures in 2002, including workforce reductions at its plants in Minnesota, Puerto Rico and Costa Rica. Suttle is also beginning to utilize offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and the DSL line filter business.

Austin Taylor’s sales decreased by 26% in 2002 to $7,138,000 compared to $9,620,000 in 2001 reflecting a decline in sales to several key United Kingdom (U.K.) accounts.  Gross margin dollars decreased by $21,000 or 3% from prior year but as a percentage of sales increased 2.7% in 2002 due to cost reduction measures and workforce reductions implemented in the fourth quarter of 2001.  Selling, general and administrative expenses decreased $382,000 in 2002.  Austin Taylor’s operating loss declined to $377,000 in 2002 from $738,000 before goodwill amortization in 2001.

Transition Networks / MiLAN Technology segment sales increased by 39% to $49,010,000 in  2002 compared to $35,246,000 in 2001. Sales for this segment include a $10,503,000 contribution from MiLAN Technology, the assets of which CSI purchased from Digi International on March 25, 2002.   Transition Networks sales were $38,507,000 in 2002 compared to $35,247,000 in 2001.  Combined sales to international customers were $12,518,000 representing 26% of total segment sales in 2002 compared to $13,112,000 or 37% in 2001. Gross margin increased to $16,887,000 in 2002 from $12,915,000 in 2001.  This increase included a $2,230,000 gross margin contribution from MiLAN.   Gross margin as a percentage of sales was 34% in 2002 compared to 37% in 2001.  Gross margins were adversely affected by the sale of inventory acquired in the MiLAN acquisition which had lower margins.  Selling, general and administrative expenses increased to $12,528,000 in 2002 compared to $9,515,000 in 2001.  MiLAN contributed $2,635,000 of selling, general and administrative expenses in 2002.   Selling, general and administrative expenses as a percentage of sales were 26% in 2002 and 27% in 2001.  Operating income increased to $4,359,000 compared to $3,340,000 before goodwill amortization in 2001.

JDL Technologies sales increased 76% to $17,992,000 in 2002 compared to $10,247,000 in 2001.   The sales increase was due to higher sales of computer and network hardware and services to plan, design, implement and manage network data systems for several large school districts in 2002. Computer and network hardware sales represented  $13,155,000 or 73% of total JDL revenues in 2002 compared to $5,664,000 or 55% of total sales in 2001.  Consulting, training and support was $4,837,000 or 27% of total sales compared to $4,583,000 or 45% of total sales in 2001.  Gross margin in 2002 was $5,825,000 or 32% compared to $3,657,000 or 36% in 2001. Higher sales of lower margin computer hardware was the principal factor in a lower gross margin percentage in 2002 compared to 2001.  Selling, general and administrative expenses increased to $3,424,000 in 2002 from $3,371,000 in 2001 but as a percentage of net sales decreased to 14% from 19%, respectively. Operating income increased to $2,401,000 in 2002 compared to $286,000 in 2001 before goodwill amortization in 2001.

Consolidated investment income decreased $547,000 due to lower earnings on invested funds and payment in full of a note receivable and accrued interest in the first quarter of 2002.  Interest expense decreased by $277,000 in 2002 compared to 2001 due to a decrease in average annual borrowings on the line of credit and lower interest rates.   Income before income taxes increased to  $3,895,000 in 2002 compared to $1,037,000 in 2001.  The Company’s effective income tax rate was 40% in 2002 compared to 31% in 2001 due to higher U.S. income in 2002, which is taxed at a higher rate, and lower income in Puerto Rico, which was taxed at a lower rate.   Also, the Company received higher dividends from Puerto Rico in 2002 which are subject to a toll gate tax of 1.75%.  Net income increased $1,624,000 to $2,337,000 in 2002.  2001 pro forma net income for the twelve months ended December 31, 2001 excluding goodwill amortization would have been $1,812,000 after tax effect.

Acquisitions and Dispositions

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $0.643 or approximately $3,000,000 in total consideration.  Image Systems, located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market and for other customers who have stringent and or unique display requirements.  In addition, Image  Systems has been a premier developer of video graphics products since 1988.  The acquisition was accounted for as a purchase and operations of Image Systems will be included in the Company’s consolidated operations from March 24, 2004 forward.

Effective March 25, 2002, the Company acquired substantially all the assets of the MiLAN division of Digi International, Inc.  for approximately $8,100,000 in cash.  MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable.  In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products.  The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations subsequent to March 25, 2002.

The acquisitions the Company has made over the past several years have served to expand the Company’s product offerings and customer base in both U.S. and international markets.  The Company is a growth-oriented manufacturer of telecommunications connecting and networking devices.  The Company is continuing to search for acquisition candidates with products that will enable the Company to better serve its target markets.

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

The introduction of the Euro has not had a material effect on its business at this time.  The United Kingdom, where Austin Taylor is located, is not among the countries converting to the Euro.  The Company does not conduct significant business in other participating European nations, nor does it hold assets valued in other European currencies.  The Company will continue to monitor the European currency situation and take action as required.

Liquidity and Capital Resources

At December 31, 2003, the Company had approximately $14,941,000 of cash and cash equivalents compared to $19,816,000 of cash and cash equivalents at December 31, 2002.  The Company had working capital of approximately $57,952,000 and a current ratio of 8.0 to 1 compared to working capital of $53,122,000 and a current ratio of 3.7 to 1 at the end of 2002.  The increase in working capital was primarily due to an increase in trade receivables and improved 2003 operations.

Cash flow provided by operating activities was approximately $4,572,000 in 2003 compared to $7,452,000 provided by operations in 2002.  The decrease was primarily due to the Company’s increased accounts receivable levels and reduction of trade payable and income tax payable levels offset by a decrease in deferred taxes and a decrease in inventory levels.

Investing activities used $1,208,000 of cash in 2003 compared to cash used in investing activities in 2002 of $6,924,000.  The Company purchased substantially all the assets of MiLAN for approximately $8,100,000 in cash in the first quarter of 2002 financed through internal cash flows.  Cash investments in new plant and equipment totaled $715,000 in 2003 compared to $1,740,000 in 2002.  Additionally, the Company collected notes receivable of $2,765,000 in 2002. The Company expects to invest approximately $1,000,000 on capital additions in 2004.

Net cash used in financing activities was $8,269,000 in 2003 compared to $2,991,000 in 2002. Dividends were paid on common stock in 2003  totaled $1,308,000 and $326,000 in 2002.  Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $135,000 in 2003 and $202,000 in 2002. The Company purchased and retired 14,000 and 182,000 shares of its stock in open market transactions during 2003 and 2002 respectively.   Board authorizations are outstanding to purchase 283,000 additional shares. The Company may purchase and retire additional shares in 2004 if warranted by market conditions and the Company’s financial position. The Company paid down the outstanding balance of its line of credit of $7,000,000 in the first quarter of 2003 compared to $2,000,000 in 2002.

The bulk of Suttle’s operations were located in Puerto Rico until December 2001. In 2002, the Company determined that these operations were no longer cost effective and ultimately terminated its Puerto Rico operations completely in May of 2003.  The Company’s earnings in Puerto Rico were sheltered from U.S. income tax by the possessions tax credit (Internal Revenue Code Section 936).  The amount of the possessions tax credit was limited to a percentage of the Company’s Puerto Rico payroll and depreciation.. The possessions tax credit has had a materially favorable effect on the Company’s income tax expense in years prior to 2002.  Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $564,000 in 2001.

The Company revoked its Section 936 election effective January 1, 2002 and has included all subsequent Puerto Rico activities in its consolidated federal income tax group. As a result, the Company expects its corporate income tax rate on future earnings will more closely match normal U.S. income tax rates.

At December 31, 2003 approximately $4,378,000, $5,332,000 and $1,190,000 of assets were invested in the Company’s subsidiaries in Puerto Rico, the United Kingdom and Costa Rica, respectively.  The Puerto Rico assets were transferred to the U.S. in the first quarter of 2004.   The Company expects to maintain assets in the United Kingdom and Costa Rica as needed to support the continued operation of those subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica.  The United Kingdom is a politically and economically stable country.  Accordingly, the Company believes its risk of material loss due to adjustments in foreign currency markets to be small.

At December 31, 2003, the Company’ had no outstanding obligations under its line of credit compared to a total of $7,000,000 at December 31, 2002.  The Company paid this credit line in full in March 1, 2003.  The Company’s entire credit line ($10,000,000 at March 1, 2004) is available for use.  In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The Company leases land, buildings and equipment under operating leases with original terms from one to ten years.  Certain of these leases contain renewal and purchase options.  Rent expense charged to operations was $1,271,000 $1,135,000 and $1,078,000 in 2003, 2002 and 2001 respectively.   Sublease income received was $62,000, $57,000 and $34,000 in 2003, 2002 and 2001 respectively.   At December 31, 2003, the Company was obligated under non-cancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2004	$911,000
2005	634,000
2006	634,000
2007	227,000
$2,406,000

As of December 31,  2003, the Company had no other material commitments (both cancelable and non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Critical Accounting Policies

Allowance for Doubtful Accounts: We record a provision for doubtful accounts receivable based on specific identification of doubtful accounts.  This involves a degree of judgement based on discussion with our internal sales and marketing groups, our customer base and the examination of the financial stability of our customers.  There can be no assurance that our estimates will match actual amounts ultimately written off.  During periods of downturn in the market for our products or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.

Sales Returns: An allowance is established for possible return of products. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these allowances adequate and proper, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation: The Company’s inventories are valued at the lower of cost or market. Reserves for overstock and obsolescence are estimated. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve. In  2002, we recorded a $1,700,000 charge reflecting an adjustment to our inventory to lower of cost or market ..  This charge represented excess and obsolete inventory.

Income Taxes: In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income.

Warranty:  We provide a standard product warranty program for our product lines and a five year warranty on certain equipment purchased from two vendors and installed at our customer locations.  We provide reserves for the estimated cost of product warranties at the time revenue is recognized.  We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, vendors’ experience and use of materials and service delivery costs incurred in correcting product failures.  Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.  Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical experience are among the factors that could result in materially different amounts for this item.

Goodwill Impairment: beginning in 2002, goodwill is required to be evaluated annually for impairment, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment must be recorded.

The Company believes that accounting estimates related to goodwill impairment are critical because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues. Additionally, SFAS No. 142 requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated. As of December 31, 2003, an assessment of the carrying values of the Company’s goodwill indicated no impairment.

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Related to the Suttle, Austin Taylor, and Transition Networks and MiLAN Technology segments, the earning process completion is evidenced through the shipment of goods as the terms these segments are FOB shipping point and the risk of loss is transferred upon shipment and they are have no significant obligations subsequent to that point. Other than the sales returns as discussed above, there are not significant estimates related revenue recognition for these segments. JDL Technologies, Inc Segment (JDL) records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by the customer. JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete.

Income Taxes: We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recorded based on differences in the bases of assets and liabilities between the financial statements and the tax returns as well as from loss carryforwards. The valuation allowance for deferred income tax benefits is determined based upon the expectation of whether the benefits are more likely than not to be realized.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  We adopted this standard effective January 1, 2002. We assessed the fair value of our business units to determine whether goodwill carried on our financial statements was impaired and the extent of such impairment, if any.   We used the discounted cash flows method using market-based rates of return to provide indications of value.  Based upon these assessments, we determined that our current goodwill balances were not impaired as of January 1, 2003 and 2002.  We will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2003 and 2002 the Company had net goodwill of $5,254,000.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The new disclosure requirements were effective for interim periods beginning after December 15, 2002.  We will continue to apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no freestanding or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as normal purchases or sales.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At December 31, 2003 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%.   The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) FINANCIAL STATEMENTS

REPORT OF MANAGEMENT

The management of Communications Systems, Inc. and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report.  The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s informed judgments and estimates.

In fulfilling its responsibilities for the integrity of financial information, management maintains accounting systems and related controls.  These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements.  Management recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct.

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

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also include the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 24, 2004
Minneapolis, Minnesota

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,941,254	$19,816,328
Trade accounts receivable, less allowance for doubtful accounts of $949,000 and $1,064,000, respectively	22,647,129	19,128,399
Related party receivables (Note 1)	387,411	412,930
Inventories (Note 2)	24,354,041	28,958,291
Other current assets	1,197,027	1,339,024
Deferred income taxes (Note 7)	2,682,869	3,354,568
TOTAL CURRENT ASSETS	66,209,731	73,009,540
PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 3)	5,831,711	7,424,550
OTHER ASSETS:
Excess of cost over net assets acquired (Notes 1 and 9)	5,253,793	5,253,793
Investments (Note 1)	41,846	22,554
Deferred income taxes (Note 7)	1,252,757	2,796,978
Other assets	506,120	251,077
TOTAL OTHER ASSETS	7,054,516	8,324,402

TOTAL ASSETS	$79,095,958	$88,758,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable (Note 1)	$—	$7,000,000
Accounts payable	2,194,560	5,291,706
Accrued compensation and benefits	3,013,533	2,655,056
Other accrued liabilities	1,885,000	1,797,656
Dividends payable	327,397	325,714
Income taxes payable	837,703	2,817,082
TOTAL CURRENT LIABILITIES	8,258,193	19,887,214
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY (Notes 1 and 6)
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,185,371 and 8,142,716 shares issued and outstanding, respectively	409,268	407,135
Additional paid-in capital	27,954,636	27,613,163
Retained earnings	42,278,484	40,920,358
Cumulative other comprehensive income (loss) (Note 1)	195,377	(69,378)
TOTAL STOCKHOLDERS’ EQUITY	70,837,765	68,871,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,095,958	$88,758,492

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2003	2002	2001
SALES (Note 10):	$102,410,501	$107,299,857	$95,105,438

COSTS AND EXPENSES:
Cost of sales	72,948,849	78,748,160	69,602,302
Selling, general and administrative expenses	25,441,483	24,611,972	24,690,686
TOTAL COSTS AND EXPENSES	98,390,332	103,360,132	94,292,988

OPERATING INCOME	4,020,169	3,939,725	812,450

OTHER INCOME (EXPENSE):
Investment and other income	398,091	238,316	785,323
Interest expense	(82,779)	(283,369)	(560,524)
OTHER INCOME (EXPENSE), net	315,312	(45,053)	224,799

INCOME BEFORE INCOME TAXES	4,335,481	3,894,672	1,037,249

INCOME TAX EXPENSE (Note 7)	1,618,000	1,558,000	325,000

NET INCOME	2,717,481	2,336,672	712,249

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	264,755	354,403	(72,810)

COMPREHENSIVE INCOME	$2,982,236	$2,691,075	$639,439

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.33	$.28	$.09

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.33	$.28	$.09

AVERAGE BASIC SHARES OUTSTANDING	8,169,078	8,245,352	8,363,046
AVERAGE DILUTED SHARES OUTSTANDING	8,185,679	8,246,481	8,364,553

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total
	Shares	Amount

BALANCE AT DECEMBER 31, 2000	8,616,909	$430,846	$28,877,135	$42,309,918	$(350,971)	$71,266,928
Net income				712,249		712,249
Issuance of common stock under Employee Stock Purchase Plan	15,657	783	82,363			83,146
Issuance of common stock to Employee Stock Ownership Plan	25,000	1,250	219,075			220,325
Purchase of common stock	(395,252)	(19,763)	(1,323,044)	(1,885,563)		(3,228,370)
Shareholder dividends				(1,673,467)		(1,673,467)
Other comprehensive loss					(72,810)	(72,810)
BALANCE AT DECEMBER 31, 2001	8,262,314	$413,116	$27,855,529	$39,463,137	$(423,781)	$67,308,001
Net income				2,336,672		2,336,672
Issuance of common stock under Employee Stock Purchase Plan	36,276	1,814	188,744			190,558
Issuance of common stock to Employee Stock Ownership Plan	25,000	1,250	187,250			188,500
Issuance of common stock under Employee Stock Option Plan	1,700	85	11,645			11,730
Purchase of Common stock	(182,574)	(9,130)	(630,005)	(553,737)		(1,192,872)
Shareholder dividends				(325,714)		(325,714)
Other comprehensive gain					354,403	354,403
BALANCE AT DECEMBER 31, 2002	8,142,716	$407,135	$27,613,163	$40,920,358	$(69,378)	$68,871,278
Net income				2,717,481		2,717,481
Issuance of common stock under Employee Stock Purchase Plan	23,172	1,159	122,503			123,662
Issuance of common stock to Employee Stock Ownership Plan	32,000	1,600	253,440			255,040
Issuance of common stock under Employee Stock Option Plan	1,700	85	11,645			11,730
Purchase of Common stock	(14,217)	(711)	(46,115)	(51,122)		(97,948)
Shareholder dividends				(1,308,233)		(1,308,233)
Other comprehensive gain					264,755	264,755
BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,717,481	$2,336,672	$712,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,463,478	2,633,671	5,015,807
Deferred taxes	2,215,920	(905,114)	(674,963)
Changes in assets and liabilities net of effects from acquisitions:
Trade and related party receivables	(3,168,871)	2,333,236	3,948,522
Inventories	4,945,452	1,075,464	2,491,627
Other current assets	192,973	(824,839)	116,531
Accounts payable	(3,177,738)	(389,124)	(256,841)
Accrued expenses	363,125	621,730	(462,842)
Income taxes payable	(1,979,552)	570,087	743,567
Net cash provided by operating activities	4,572,268	7,451,783	11,633,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(714,591)	(1,740,220)	(984,369)
Maturities of debt securities		21,809	5,856,488
Other assets	(493,145)	157,015	19,686
Collection of notes receivable		2,765,390	200,000
Payment for purchase of MiLAN Technology Corporation		(8,127,751)
Net cash (used in) provided by investing activities	(1,207,736)	(6,923,757)	5,091,805
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(7,000,000)	(2,000,000)	(101,438)
Dividends paid	(1,306,550)		(2,553,858)
Proceeds from issuance of common stock	135,392	202,288	83,146
Purchase of common stock	(97,948)	(1,192,872)	(3,224,897)
Net cash used in financing activities	(8,269,106)	(2,990,584)	(5,797,047)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	29,500	39,003	(9,906)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,875,074)	(2,423,555)	10,918,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,816,328	22,239,883	11,321,374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,941,254	$19,816,328	$22,239,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,116,627	$973,932	$342,335
Interest paid	102,566	356,357	507,014
Dividends declared not paid	327,397	325,714	—

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications.  The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company also owns subsidiaries which manufacture media and rate conversion products (products that permit telecommunications networks to move information between copper wired equipment and fiber-optic cable) and offer internet network design, specification and training services to educational institutions. The Company’s operations are currently located in the United States, United Kingdom, and Costa Rica.  Until May 2003, the Company also had operations in Puerto Rico.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, lower of cost or market inventory adjustments, provision for income taxes and deferred taxes, fixed asset impairment review and goodwill and other intangible asset impairment review.

Financial instruments: The fair value of the Company’s financial instruments, which consist of marketable securities, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable, approximate their carrying value due to their short-term nature or the variable interest rate on outstanding indebtedness.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation (“HCC”), a former subsidiary of the Company.  Several of the Company’s officers and directors work in similar capacities for HCC.  Outstanding receivable balances from HCC were $223,000 and $74,000 at December 31, 2003 and 2002, respectively.  Accounts with HCC are paid on a current basis during the year. The Company also has certain receivables from employees and an officer, the majority of which are repaid through biweekly payroll deductions.  These receivables totaled $164,000 and $339,000 as of December 31, 2003 and 2002 respectively.  These receivables earn interest ranging from 6.5% to 8 % and have maturity dates extending to 2006.  The officer receivable of $174,000 was paid in full in January 2003.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost.  Depreciation is computed using principally the straight-line method.  Depreciation included in cost of sales and selling, general and administrative expenses was $2,394,000, $2,564,000 and $2,905,000 for 2003, 2002 and 2001, respectively.  Maintenance and repairs are charged to operations and additions or improvements are capitalized.  Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired (Goodwill) and other intangible assets: Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  Intangible assets with discrete useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $69,000, $70,000 and $2,129,000 in 2003, 2002 and 2001, respectively.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine how an impairment loss should be recognized.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset.   At December 31, 2003 and 2002, no impairment loss provision is required or recorded in the consolidated financial statements.

Investments: The Company owns available-for-sale marketable securities with a cost of $34,346 and market value of $41,846.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank.  Outstanding borrowings against the line of credit at December 31, 2003 and 2002 were $0 and $7,000,000 respectively.    Interest on borrowings on the credit line is at the bank’s average CD rate plus 1.5% (2.9% at December 31, 2003). The credit agreement matures June 30, 2004 and is secured by assets of the Company.

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

The following table presents the changes in the Company’s warranty liability for the year ended December 31, 2003, the majority of which relates to a five year obligation to provide for potential future liabilities for network equipment sales.

	2003	2002

Beginning Balance	$662,672	$286,358
Actual warranty costs paid	(568,768)	(149,828)
Amounts charged to expense	565,780	526,142
Ending balance	$659,684	$662,672

Foreign currency translation: Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at year-end exchange rates.  Revenue and expense transactions were translated using average exchange rates.  The cumulative foreign currency translation balance is $195,000 and ($69,000) at December 31, 2003 and 2002, respectively.

Revenue recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

JDL Technologies records revenue on hardware, software and related equipment sales and installation contracts when the products are installed. Revenue under customer service contracts is recognized on a straightline basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern.

For all other operating businesses, revenue is recognized for domestic and international sales at the shipping point based on shipping terms of FOB shipping point. Risk of Loss transfers at the point of shipment and the Company has no further obligation after such time. These businesses sell products directly to its customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers.

Research and development: Research and development consists mostly of outside testing, equipment and supplies associated with enhancing existing products and developing new products.  Research and development costs are expensed when incurred and totaled $607,000 in 2003, $482,000 in 2002, and $576,000 in 2001.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 17,806 shares, 1,129 shares, and 1,507 shares in 2003, 2002 and 2001, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method.  Options to purchase 1,312,000, 1,165,000 and 1,075,000 shares of common stock with exercise prices of $6.90 to $18.56 were outstanding during 2003, 2002 and 2001 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year.

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

	Year Ended December 31
	2003		2002	2001
Net Income
As reported		$2,717,000	$2,337,000		$712,000
Compensation expense, net of tax		$(368,000)	$(606,000)		$(732,000)
Pro forma		$2,349,000	$1,731,000		$(20,000)

Earnings Per Share-Basic
As reported	$	. 33	$.28	$	. 09
Pro forma		$.29	$.21	$	. 00

Earnings Per Share-Diluted
As reported	$	. 33	$.28	$	. 09
Pro forma		$.29	$.21	$	. 00

Information on the Company’s stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 6.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The new disclosure requirements became effective for interim periods beginning after December 15, 2002 and are included within Note 1 above.  The Company will apply the principles of APB Opinion No. 25 and related interpretations in accounting for our stock based compensation plans.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31
	2003	2002
Finished goods	$14,531,725	$14,188,306
Raw and processed materials	9,822,316	14,769,985
	$24,354,041	$28,958,291

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	December 31
		2003	2002
Land		$290,939	$290,939
Buildings and improvements	7-30 years	3,472,418	3,547,305
Machinery and equipment	3-15 years	25,127,087	26,700,103
Furniture and fixtures	5-10 years	3,441,175	3,435,868
		32,331,619	33,974,215
Less accumulated depreciation		(26,499,908)	(26,549,665)
		$5,831,711	$7,424,550

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation.  Contributions to the plan in 2003, 2002 and 2001 were $313,000, $312,000, and $263,000, respectively.

The Company does not provide post retirement benefits to its employees.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from 1 to 10 years.  Certain of these leases contain renewal and purchase options.  Rent expense charged to operations was $1,271,000 $1,135,000 and $1,078,000 in 2003, 2002 and 2001 respectively.   Sublease income received was $62,000, $57,000 and $34,000 in 2003, 2002 and 2001 respectively.   At December 31, 2003, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2004	$911,000
2005	634,000
2006	634,000
2007	227,000
$2,406,000

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims.  Company management is not aware of any outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company’s 1992 stock plan under which 1,900,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees.  Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant.  Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan.  At December 31, 2003, 215,423 shares remained available to be issued under the plan.  Options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Common shares are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors.  The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting.  Exercise price will be the fair market value of the stock at the date of grant.  Options granted under this plan vest when issued and expire 10 years from date of grant.  At December 31, 2003, 62,000 shares are available to be issued under the plan.

Changes in outstanding employee and director stock options during the three years ended December 31, 2003 were as follows:

	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2000	1,083,396	$14.17
Granted	269,520	8.03
Exercised	—	—
Canceled	(275,105)	12.98
Outstanding at December 31, 2001	1,077,811	13.01
Granted	248,580	8.42
Exercised	(1,700)	6.27
Canceled	(158,457)	13.20
Outstanding at December 31, 2002	1,166,234	12.02
Granted	270,250	7.21
Exercised	(1,700)	7.05
Canceled	(275,828)	13.50
Outstanding at December 31, 2003	1,158,956	10.54

At December 31, 2003, 890,508 stock options are currently exercisable at a weighted average price of $10.95. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 2003:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price
$ 5.31 to $ 9.99	646,495	3.6 years	$7.85
$10.00 to $12.00	220,861	1.0 years	10.24
$12.01 to $14.99	59,000	5.3 years	13.62
$15.00 to $18.91	232,600	1.6 years	17.02

On October 29, 1999 the Board of Directors adopted a shareholders’ rights plan.  Under this plan, the Board of Directors declared a distribution of one right per share of common stock.  Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65.  The rights expire on October 26, 2009.  The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15% or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15% or more.  If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price.  Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price.  Any rights owned by the acquiring person or group would become void.

The fair value of the Company’s stock options and Employee Stock Purchase Plan transactions used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model.  The following table displays the assumptions used in the model.

	Year Ended December 31
	2003	2002	2001
Expected volatility	33%	33%	33%
Risk free interest rate	2.6%	4.6%	4.7%
Expected holding period – employees	4 years	4 years	4 years
Expected holding period – directors	7 years	7 years	7 years
Dividend yield	2.2%	1.9%	3.6%

Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 1.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved.  Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year.  Shares issued to employees under the plan were 23,172, 36,276 and 15,657 for the plan years ended August 31, 2003, 2002 and 2001, respectively.  At December 31, 2003 employees had subscribed to purchase an additional 25,865 shares in the current plan year ending August 31, 2003.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service.  Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.  At December 31, 2003, the ESOP held 302,285 shares of the Company’s common stock, all of which has been allocated to the accounts of eligible employees.  Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock.  The Company’s 2003 ESOP contribution was $264,374 for which the Company issued 33,000 shares of common stock to the ESOP in February 2004.  The 2002 ESOP contribution was $255,040 for which the Company issued 25,000 shares in February 2003.  The 2001 ESOP contribution was $188,500 for which the Company issued 25,000 shares in February 2002.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions.   In 2003, the Company purchased and retired 14,217 shares at a cost of $98,000.  In 2002, the Company purchased and retired 182,574 shares at a cost of $1,193,000.  In 2001, the Company purchased and retired 395,252 shares at a cost of $3,228,000. At December 31, 2003, 283,467 additional shares could be repurchased under outstanding Board authorizations.

NOTE 7 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31
	2003	2002	2001
Currently payable income taxes (benefit):
Federal	$(890,000)	$2,000,000	$746,000
State	106,000	260,000	101,000
Puerto Rico	133,000	161,000	163,000
Foreign	53,000	42,000	(10,000)
	(598,000)	2,463,000	1,000,000

Deferred income taxes (benefit)	2,216,000	(905,000)	(675,000)
	$1,618,000	$1,558,000	$325,000

The bulk of Suttle’s operations were located in Puerto Rico until December 2001. In 2002, the Company determined that these operations were no longer cost effective and ultimately terminated its Puerto Rico operations completely in May of 2003.  The Company’s earnings in Puerto Rico were sheltered from U.S. income tax by the possessions tax credit (Internal Revenue Code Section 936).  The amount of the possessions tax credit was limited to a percentage of the Company’s Puerto Rico payroll and depreciation.  The possessions tax credit has had a materially favorable effect on the Company’s income tax expense in years prior to 2002.  Had the Company incurred income tax expense on Puerto Rico operations at the full U.S. rate, income tax expense would have increased by $564,000 in 2001.

The Company has revoked its Section 936 election effective January 1, 2002 and has included all subsequent Puerto Rico operations in its consolidated federal income tax group. As a result, the Company expects its corporate income tax rate on future earnings will more closely match normal U.S. income tax rates.  The effective tax rate in 2003 was 37% compared to 40% in 2002.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%.  The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993.  The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc.  The cumulative amount of undistributed prior earnings on which no tollgate tax has been recognized was approximately $9,986,000 at December 31, 2003.  Tollgate taxes will be recognized on these undistributed earnings in future years when the distribution occurs.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes.  U.K. pretax loss was $1,566,000, $349,000, and $706,000 in 2003, 2002 and 2001, respectively.  No benefit was recorded for these losses due to the uncertainty of generating taxable income in the future.  Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes.  Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $2,869,000 at December 31, 2003.  It is the Company’s intention to reinvest the remaining undistributed earnings of its U.K. and Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2003	2002	2001
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
U.S. taxes not provided on Puerto Rico operations		(1.3)	(54.4)
State income taxes, net of federal benefit	1.6	4.4	6.4
Nondeductible goodwill amortization			41.4
Other	1.7	2.9	3.9
Effective tax rate	37.3%	40.0%	31.3%

Deferred tax assets and liabilities as of December 31 related to the following:

	2003	2002
Current assets:
Bad debts	$414,756	$395,809
Inventory	1,376,968	2,091,861
Accrued expenses	891,145	866,898
	$2,682,869	$3,354,568
Long term assets and (liabilities):
Depreciation	$(361,117)	$(366,699)
Net operating loss carryforward	799,897	877,324
Loss reserves on notes receivable		147,725
Excess of cost over net assets	375,495	472,357
Other	(2,550)	4,012
Alternative minimum tax credits	441,032	1,662,259
Foreign net operating loss carryforward	890,765	358,748
Less: valuation reserve for foreign net operating Loss carryforward	(890,765)	(358,748)
	$1,252,757	$2,796,978

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000.  At December 31, 2003, the Company has $2,353,000 available net operating loss carryforwards for income tax purposes, which expire 2014.  The Company also has alternative minimum tax carryforwards of approximately $441,000 at December 31, 2003, which are available to reduce future regular income taxes over an indefinite period.

NOTE 8 – ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares  of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $.643 or approximately $3,000,000 in total consideration.  Image Systems, located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements.  In addition, Image  Systems has been a premier developer of video graphics products since 1988.  The acquisition and operations of Image Systems will be included in consolidated operations from March 24, 2004.

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

The fair value of assets acquired in the transaction was $8,390,156 and liabilities of $262,405 were assumed as follows:

Equipment and fixtures	$5,120
Identifiable intangible asset (royalty agreement)	201,341
Excess of cost over net assets acquired	635,046
Accounts receivable	2,426,713
Inventory	5,121,936
Accrued expenses	(262,405)

Total purchase price	$8,127,751

NOTE 9 – GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Management assessed the fair value of the business units to determine whether goodwill carried on the financial statements was impaired and the extent of such impairment, if any, using the discounted cash flows method.  Based upon these assessments, management determined that the current goodwill balances were not impaired.  Management will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2003, 2002 and 2001 the Company had net goodwill of $5,254,000, $5,254,000 and $4,638,000, respectively.  Carrying amounts of goodwill by segment as of December 31, 2003 and 2002 are as follows: Suttle $1,136,000; Austin Taylor $9,000; Transition Networks/MiLAN Technology $3,405,000; JDL Technologies $704,000.

The following table adjusts net income for goodwill amortization expense recognized for the years ended December 31:

	2003	2002	2001

Reported net income	$2,717,481	$2,336,672	$712,249
Add back: Goodwill amortization, net of taxes	—	—	1,099,616
Adjusted net income	$2,717,481	$2,336,672	$1,811,865

Basic Net Income Per Share:
Reported net income	$0.33	$0.28	$0.09
Goodwill amortization	—	—	0.13
Adjusted net income	$0.33	$0.28	$0.22

Diluted Net Income Per Share:
Reported net income	$0.33	$0.28	$0.09
Adjusted net income	$0.33	$0.28	$0.22

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

Suttle products are sold principally to United States (U.S.) customers.  Suttle operates manufacturing facilities in the U.S. and Costa Rica.  Net long-lived assets held in Costa Rica was approximately $940,000 at December 31, 2003.  Austin Taylor operates in the United Kingdom (U.K.). Net long-lived assets held in the U.K. was approximately $961,000 as of December 31, 2003.  Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets.   JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America.   Consolidated sales to U.S. customers were approximately 81%, 80% and 75% of total consolidated sales in 2003, 2002 and 2001 respectively.  At December 31, 2003, foreign earnings in excess of amounts received in the United States were approximately $4,495,000.  In addition, the cumulative amount of undistributed prior earnings of Suttle Caribe, Inc. on which no Puerto Rico tollgate tax has been recognized was approximately $9,986,000 at December 31, 2003.

In 2003, 2002 and 2001, no customer accounted for more than 10% of consolidated sales.

The Company’s station apparatus products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by the Company.  There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that the Company’s corrosion resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics.  The unavailability of the gel-filled figs from Tyco Electronics could have a material adverse effect on the Company.  The Company has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2003, 2002 and 2001 is as follows:

	Suttle	Austin Taylor	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated

Year Ended December 31, 2003:
Sales	$32,900,406	$6,639,806	$51,002,074	$11,868,215	$—	$102,410,501
Cost of sales	26,289,518	6,927,830	32,417,775	7,313,726		72,948,849
Gross profit (loss)	6,610,888	(288,024)	18,584,299	4,554,489		29,461,652
Selling, general and administrative expenses	4,597,156	1,278,106	14,259,542	3,454,170	1,852,509	25,441,483
Operating income (loss)	$2,013,732	$(1,566,130)	$4,324,757	$1,100,319	$(1,852,509)	$4,020,169

Depreciation and amortization	$1,485,244	$325,187	$290,625	$207,790	$154,632	$2,463,478

Assets	$33,807,848	$5,340,985	$29,085,325	$6,866,954	$3,994,846	$79,095,958

Capital expenditures	$352,500	$143,403	$144,925	$52,462	$21,301	$714,591

Year Ended December 31, 2002:
Sales	$33,158,835	$7,138,507	$49,010,021	$17,992,494	$—	$107,299,857
Cost of sales	28,010,474	6,447,388	32,122,860	12,167,438		78,748,160
Gross profit	5,148,361	691,119	16,887,161	5,825,056		28,551,697
Selling, general and administrative expenses	5,857,979	1,068,505	12,528,377	3,424,067	1,733,044	24,611,972
Operating income (loss)	$(709,618)	$(377,386)	$4,358,784	$2,400,989	$(1,733,044)	$3,939,725

Depreciation and amortization	$1,676,270	$418,669	$317,539	$127,131	$94,062	$2,633,671

Assets	$47,661,213	$5,262,680	$24,806,207	$4,258,465	$6,769,927	$88,758,492

Capital expenditures	$559,418	$251,922	$555,655	$281,747	$91,478	$1,740,220

Year Ended December 31, 2001:
Sales	$39,992,065	$9,619,676	$35,246,495	$10,247,202	$—	$95,105,438
Cost of sales	31,773,239	8,907,386	22,331,941	6,589,736		69,602,302
Gross profit	8,218,826	712,290	12,914,554	3,657,466		25,503,136
Selling, general and administrative expenses	6,839,035	1,450,668	9,515,050	3,370,997	3,514,936	24,690,686
Goodwill amortization	287,047	58,338	1,281,549	444,554	(2,071,488)	0
Operating income (loss)	$1,092,744	$(796,716)	$2,117,955	$(158,085)	$(1,443,448)	$812,450

Depreciation and amortization	$2,064,281	$599,815	$1,638,446	$599,352	$113,913	$5,015,807

Assets	$48,183,054	$5,359,069	$18,472,817	$7,020,893	$8,975,970	$88,011,803

Capital expenditures	$681,841	$22,719	$117,126	$92,665	$70,018	$984,369

(b)          SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Operating Results

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
2003
Sales	$26,575	$24,869	$24,666	$26,300
Gross Margins	7,406	7,415	6,551	8,090
Operating income	1,184	746	562	1,528
Net Income	723	628	447	919

Basic Net Income per Share	$.09	$.08	$.05	$.11
Diluted Net Income per Share	$.09	$.08	$.05	$.11

2002
Sales	$23,920	$27,175	$28,987	$27,218
Gross Margins	6,377	4,635	9,152	8,388
Operating income (loss)	651	(1,529)	2,768	2,049
Net Income (loss)	470	(1,042)	1,670	1,239

Basic Net Income (loss) per Share	$.06	$(.13)	$.20	$.15
Diluted Net Income (loss) per Share	$.06	$(.13)	$.20	$.15

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded and reported within the appropriate time periods.  Based upon that review, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.  During the period covered by this report, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 20, 2004 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated by reference herein.  The information called for by paragraph [b] of Item 401 is set forth under Item 1[c] herein.  The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel.  A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption “Certain Transactions” in the Company’s definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 9(e) of Schedule 14A will be set forth under the caption “ Principal Accountant Fees and Services in the Company’s definitive proxy materials for its May 20, 2004 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)          (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 19 to 34 herein:

(a)  (2)              Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

Independent Auditors’ Report

Schedule II - Valuation and Qualifying Accounts and Reserves

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

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2003

Form 8-K filed relative to the Company’s 2003 third quarter earnings release issued in November 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 2004	/s/ Curtis A.Sampson
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

Signature	Title	Date

/s/Curtis A.Sampson	Chairman of the Board of Directors,	March 29, 2004
Curtis A. Sampson	and Director (Principal Executive Officer)

/s/Paul N. Hanson	Vice President, Treasurer and	March 29, 2004
Paul N. Hanson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Randall D. Sampson	Director	March 29, 2004
Randall D. Sampson

/s/Edwin C. Freeman	Director	March 29, 2004
Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 29, 2004
Luella Gross Goldberg

/s/Frederick M. Green	Director	March 29, 2004
Frederick M. Green

/s/Gerald D. Pint	Director	March 29, 2004
Gerald D. Pint

/s/Paul J. Anderson	Director	March 29, 2004
Paul J. Anderson

/s/Wayne E. Sampson	Director	March 29, 2004
Wayne E. Sampson

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2003

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2003	$1,061,000	$125,000	$237,000	(A)	$949,000

December 31, 2002	$1,064,000	$88,000	$91,000	(A)	$1,061,000

December 31, 2001	$913,000	$287,000	$136,000	(A)	$1,064,000

Reserve for assets transferred under contractual arrangements and notes receivable:

Year Ended:

December 31, 2003	$434,000	$—	$(434,000)		$—

December 31, 2002	$434,000	$—	$—		$434,000

December 31, 2001	$434,000	$—	$—		$434,000

(A)  Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2003

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Exhibit Index To

Form 10-K for the Year Ended December 31, 2003

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

10.1	1987 Stock Plan	Filed as Exhibit 10.1 to the Form 10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.4	Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the 1993 Form 10-K and incorporated herein by reference.

10.5	Stock Option Plan for Nonemployee Directors	Filed as Exhibit 10.5 to the 1993 Form 10-K and incorporated herein by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993 Form 10-K and incorporated herein by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.

10.8	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.
10.9	Form of Rights Agreement, dated as of October 26, 1999 between the Company and Wells Fargo Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on November 8, 1999 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Independent Auditors’ Consent	Filed herewith.
24	Power of Attorney	Included in signatures at page 38.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.