Form 10-Q
period 2004-03-31
COMMUNICATIONS SYSTEMS INC
filed 2004-05-12
CIK 22701

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2004
                               -------------------------------------------------

                                       OR
    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------    ------------------------

Commission File Number:   001-31588

                          COMMUNICATIONS SYSTEMS, INC.
.................................................................................
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                            41-0957999
.................................................................................
(State or  other jurisdiction of                             (Federal Employer
 incorporation  or organization)                             Identification No.)

  213 South Main Street, Hector, MN                                55342
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                               Outstanding at April 30, 2004
--------------------------------------            -----------------------------
Common Stock, par value $.05 per share                       8,229,209



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


SIGNATURES
CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                               March 31             December 31
Assets:                                          2004                   2003
                                            ------------           ------------
Current assets:
   Cash                                     $ 19,035,064           $ 14,941,254
   Trade receivables, net                     21,644,633             22,647,129
   Related party receivables                     467,445                387,411
   Inventories                                23,607,400             24,354,041
   Deferred income taxes                       3,163,869              2,682,869
   Other current assets                        1,093,947              1,197,027
                                            ------------           ------------
      Total current assets                    69,012,358             66,209,731

Property, plant and equipment                 34,173,100             32,331,619
   less accumulated depreciation             (27,127,852)           (26,499,908)
                                            ------------           ------------
   Net property, plant and equipment           7,045,248              5,831,711

Other assets:
  Excess of cost over net assets acquired      5,253,793              5,253,793
  Deferred income taxes                        1,252,757              1,252,757
  Other assets                                   575,383                547,966
                                            ------------           ------------
      Total other assets                       7,081,933              7,054,516
                                            ------------           ------------

Total Assets                                $ 83,139,539           $ 79,095,958
                                            ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                         $  5,229,276           $  2,194,560
   Accrued compensation and benefits           2,742,302              3,013,533
   Other accrued liabilities                   1,905,381              1,885,000
   Dividends payable                             327,415                327,397
   Income taxes payable                        1,333,209                837,703
                                            ------------           ------------
      Total current liabilities               11,537,583              8,258,193

Stockholders' Equity                          71,601,956             70,837,765
                                            ------------           ------------

Total Liabilities and Stockholders' Equity  $ 83,139,539           $ 79,095,958
                                            ============           ============

                 See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                               Three Months Ended March 31
                                            -----------------------------------
                                                2004                    2003
                                            ------------           ------------
Sales                                       $ 25,249,164           $ 26,575,150

Costs and expenses:
  Cost of sales                               17,312,371             19,169,361
  Selling, general and
    administrative expenses                    6,815,881              6,221,891
                                            ------------           ------------
      Total costs and expenses                24,128,252             25,391,252
                                            ------------           ------------

Operating income                               1,120,912              1,183,898

Other income and (expense):
  Investment income                               33,505                 22,574
  Interest expense                                                      (33,401)
                                            ------------           ------------
    Other income (expense), net                   33,505                (10,827)

Income before income taxes                     1,154,417              1,173,071

Income taxes                                     430,000                450,000
                                            ------------           ------------

Net income                                       724,417                723,071
                                            ------------           ------------
Other comprehensive income (loss):
  Foreign currency translation adjustment         50,865                (59,513)
                                            ------------           ------------
Comprehensive income                        $    775,282           $    663,558
                                            ============           ============

Basic net income per share                  $        .09           $        .09
Diluted net income per share                $        .09           $        .09

Average Basic Shares Outstanding               8,219,410              8,160,931
Average Dilutive Shares Outstanding            8,272,003              8,171,868

                 See notes to consolidated financial statements.



                                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                     (unaudited)

                                                                                                        Cumulative
                                               Common Stock          Additional                            Other
                                         ----------------------        Paid-in         Retained        Comprehensive
                                            Shares       Amount        Capital         Earnings        Income (Loss)        Total
                                         ---------    ---------     -----------       -----------       -----------     -----------

BALANCE AT DECEMBER 31, 2002             8,142,716    $ 407,135    $ 27,613,163      $ 40,920,358         $ (69,378)   $ 68,871,278
  Net income                                                                            2,717,481                         2,717,481
  Issuance of common stock under
    Employee Stock Purchase Plan            23,172        1,159         122,503                                             123,662
  Issuance of common stock to
    Employee Stock Ownership Plan           32,000        1,600         253,440                                             255,040
  Issuance of common stock under
    Employee Stock Option Plan               1,700           85          11,645                                              11,730
  Purchase of  common stock                (14,217)        (711)        (46,115)          (51,122)                          (97,948)
  Shareholder dividends                                                                (1,308,233)                       (1,308,233)
  Other comprehensive gain                                                                                  264,755         264,755
                                         ---------    ---------     -----------       -----------       -----------     -----------
BALANCE AT DECEMBER 31, 2003             8,185,371    $ 409,268    $ 27,954,636      $ 42,278,484         $ 195,377    $ 70,837,765
  Net income                                                                              724,417                           724,417
  Issuance of common stock to
    Employee Stock Ownership Plan           33,000        1,650         262,724                                             264,374
  Issuance of common stock under
    Employee Stock Option Plan               7,455          373          53,316                                              53,689
  Purchase of common stock                    (197)         (10)           (673)           (1,056)                           (1,739)
  Shareholder dividends                                                                  (327,415)                         (327,415)
  Other comprehensive gain                                                                                   50,865          50,865
                                         ---------    ---------     -----------       -----------       -----------     -----------
BALANCE AT MARCH 31, 2004                8,225,629    $ 411,281    $ 28,270,003      $ 42,674,430         $ 246,242    $ 71,601,956
                                         =========    =========     ===========       ===========       ===========     ===========

                                             See notes to consolidated financial
statements.


                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        2004            2003
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $    724,417   $    723,071
    Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      573,441        663,551
      Changes in assets and liabilities net of
      effects of the purchase of Image
      Systems Corporation:
        Trade receivables                              1,664,564     (2,457,451)
        Inventories                                    1,506,729     (4,896,469)
        Other current assets                             131,790        217,783
        Accounts payable                               1,841,939      1,327,906
        Accrued expenses                                (124,195)       491,736
        Income taxes payable                             495,506       (717,173)
                                                    ------------   ------------
        Net cash provided by (used in) operating
         activities                                    6,814,191     (4,647,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                               (316,637)      (424,081)
     Other assets                                       (169,283)      (182,151)
     Purchase of Image Systems Corporation            (1,803,357)
                                                    ------------   ------------
        Net cash used in investing activities         (2,289,277)      (606,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                      (7,000,000)
     Dividends paid                                     (327,397)      (325,714)
     Proceeds from issuance of common stock               53,689
     Purchase of common stock                             (1,739)          (675)
                                                    ------------   ------------
        Net cash (used in) financing activities         (275,447)    (7,326,389)
                                                    ------------   ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH         (155,657)       (12,621)
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,093,810    (12,592,288)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      14,941,254     19,816,328
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 19,035,064   $  7,224,040
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes (refunded) paid                   $    (65,506)  $  1,159,892
     Interest paid                                                       53,188
     Dividends declared not paid                         327,415        326,947

                 See notes to consolidated financial statements.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2004 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders' equity and the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and 2003 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report to Shareholders and form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

In February 2004 the Company issued 33,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2003 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $262,724 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

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

                                                       Quarter Ended March 31
                                                    ---------------------------
                                                        2004            2003
                                                    ------------   ------------
Net Income
As reported                                         $    724,400   $    723,000
Compensation expense, net of tax                    $     70,400   $     50,300
Pro forma                                           $    654,000   $    672,700

Earnings Per Share-Basic
As reported                                         $       . 09   $        .09
Pro forma                                           $       . 08   $        .08

Earnings Per Share-Diluted
As reported                                         $       . 09   $        .09
Pro forma                                           $       . 08   $        .08

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 2 - ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $.643 or approximately $2,800,000 in total consideration. Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's financial results from the purchase date March 24, 2004. In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

    Property, plant and equipment                   $  1,434,000
    Accounts receivable                                  576,297
    Inventory                                            716,999
    Cash                                                 103,625
    Other assets                                         508,770
    Accounts payable                                    (180,162)
    Accrued expenses                                    (254,221)
                                                    ------------
      Total purchase price                             2,905,308
    Less cash acquired                                  (103,625)
                                                    ------------
    Payment for purchase of Image Systems Corp.,
      net of cash acquired                          $  2,801,683
                                                    ============

The allocation of purchase price is preliminary and is subject to adjustment as additional information becomes available.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

                                                      March 31      December 31
                                                         2004           2003
                                                    ------------   ------------
     Finished goods                                 $ 15,506,180   $ 14,531,725
     Raw and processed materials                       8,101,220      9,822,316
                                                    ------------   ------------
       Total                                        $ 23,607,400   $ 24,354,041
                                                    ============   ============


NOTE 4 - EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL)AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2004 and no events occurred during the quarter ended March 31, 2004 that indicated our remaining goodwill was not recoverable. As of March 31, 2004 the Company had net goodwill of $5,254,000. Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $11,000 for the quarter ended March 31, 2004.

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

The following table presents the changes in the Company's warranty liability for the three months ended March 31, 2004 and 2003, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

                                                         2004           2003

    Beginning Balance                               $    659,684   $    662,672
    Actual warranty costs paid                           (28,870)       (77,726)
    Amounts charged to expense                            26,499        430,229
                                                    ------------   ------------
    Ending balance                                  $    657,313   $  1,015,175
                                                    ============   ============



NOTE 6 - SEGMENT INFORMATION

The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology which designs and markets data transmission ,computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Other includes Image Systems Corporation (substantially all assets purchased March 24, 2004) which designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market and non allocated corporate general and administrative expenses. Information concerning the Company's continuing operations in the various segments is as follows:

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                                 Austin    Transition           JDL
                                   Suttle        Taylor   Networks/MiLAN   Technolgies         Other    Consolidated
                              --------------------------------------------------------------------------------------
Three Months Ended March 31, 2004
Sales                         $  9,310,352   $ 2,741,993   $ 12,226,815   $    970,004   $          -   $ 25,249,164
Cost of sales                    7,128,927     2,390,054      7,244,009        549,381                    17,312,371
                              --------------------------------------------------------------------------------------
Gross profit                     2,181,425       351,939      4,982,806        420,623                     7,936,793
Selling, general and
  administrative expenses        1,291,143       333,745      3,967,679        771,722        451,592      6,815,881
                              --------------------------------------------------------------------------------------
Operating income (loss)       $    890,282   $    18,194   $  1,015,127   $   (351,099)  $   (451,592)  $  1,120,912
                              ======================================================================================

Depreciation and amortization $    350,843   $    91,011   $     67,710   $     30,000   $     33,877   $    573,441
                              ======================================================================================

Assets                        $ 34,678,834   $ 6,131,888   $ 26,560,033   $  4,837,794   $ 10,930,990   $ 83,139,539
                              ======================================================================================

Capital expenditures          $    122,602   $    19,380   $    103,075   $     11,580   $     60,000   $    316,637
                              ======================================================================================

Three Months Ended March 31, 2003
Sales                         $  8,142,850   $ 1,574,111   $ 12,381,343   $  4,476,846   $          -   $ 26,575,150
Cost of sales                    6,678,963     1,660,585      7,803,336      3,026,477                    19,169,361
                              --------------------------------------------------------------------------------------
Gross profit                     1,463,887       (86,474)     4,578,007      1,450,369                     7,405,789
Selling, general and
  administrative expenses        1,200,702       324,367      3,419,585        891,002        386,235      6,221,891
                              --------------------------------------------------------------------------------------
Operating income (loss)       $    263,185   $  (410,841)  $  1,158,422   $    559,367   $   (386,235)  $  1,183,898
                              ======================================================================================

Depreciation and amortization $    417,570   $    80,172   $     79,291   $     45,180   $     41,338   $    663,551
                              ======================================================================================

Assets                        $ 38,988,611   $ 5,085,054   $ 25,312,068   $  7,388,535   $  6,557,859   $ 83,332,127
                              ======================================================================================

Capital expenditures          $    263,207   $    61,302   $     19,318   $     78,873   $      1,381   $    424,081
                              ======================================================================================


NOTE 7 - INCOME TAXES

In the preparation of the Company's consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.


NOTE 8 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 52,593 shares and 10,937 shares for the periods ended March 31, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of non-dilutive stock options was 1,089,962 at March 31, 2004 and 1,399,447 at March 31, 2003.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

                  Three Months Ended March 31, 2004 Compared to
                        Three Months Ended March 31, 2003
                  ---------------------------------------------

Consolidated sales in 2004 decreased 5% to $25,249,000 compared to $26,575,000 in 2003. Consolidated operating income in 2004 decreased slightly to $1,121,000 compared to $1,184,000 in the first quarter of 2003. The sales decrease was attributable primarily to the Company's JDL Technologies business segment (network design and training services for educational institutions) compared to the previous year. Their delays for the year 6 government technology funding (Federal E-Rate program) adversely affected CSI's revenue and profit for the first quarter of 2004.

Suttle sales increased 14% in the first quarter of 2004 to $9,310,000 compared to $8,143,000 in the same period of 2003. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs") increased 7% to $4,599,000 in 2004 compared to $4,320,000 in 2003. Sales to these customers accounted for 49% and 53% of Suttle's U.S. customer sales in 2004 and 2003 respectively. Contract manufacturing sales totaled $1,158,000 in the first quarter of 2004 compared to $1,164,000 in 2003. Suttle's gross margins increased in the first quarter of 2004 to $2,181,000 compared to $1,464,000 in the same period of 2003. Gross margin percentage increased to 23% in 2004 from 18% in 2003. The gross margin percentage increase was due to cost reduction measures implemented in 2003 and higher business volumes in 2004. The Company has continued to outsource more manufacturing in Asia, shifted manufacturing to the lower cost plant in Costa Rica and effective May 31, 2003 closed the final building in Puerto Rico with 25 employees. These actions all contributed to improved gross margin and operating income. Selling, general and administrative expenses increased $90,000 or 8% in the first quarter of 2004 compared to the same period in 2003. Suttle's operating income was $890,000 in the first quarter of 2004 compared to operating income of $263,000 in 2003.

Austin Taylor's sales increased 74% to $2,742,000 in 2004 compared to $1,574,000 for the three months ended March 31, 2003. Austin Taylor's gross margin increased by $438,000 in 2004 compared to the same period in 2003. Gross margin as a percentage of sales increased to 13% in 2004 compared to a negative 5% in 2003. Selling, general and administrative expenses increased to $334,000 in 2004 compared to $324,000 in 2003. The Company has implemented a 30% reduction in the Austin Taylor workforce in 2003 which has improved gross margin and has aligned overhead costs and production with existing volumes. Operating income increased by $429,000 in 2004 compared to the first quarter of 2003.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

JDL Technologies, Inc. reported 2004 first quarter sales of $970,000 compared to $4,477,000 in 2003. Delays for the year 6 government technology funding (Federal E-Rate program) adversely affected JDL's sales and operating income in the first quarter of 2004. JDL completed several large educational institutional projects in the first quarter of 2003 consisting of hardware and software sales as well as design and network management services. JDL gross margins decreased by $1,030,000 in the first quarter of 2004 compared to the same period in 2003. Gross margin as a percentage of sales in 2004 increased to 43% in 2004 from 32% in 2003 due to a higher percentage of higher margin consulting and training sales in 2004 compared to 2003. Hardware and software sales were $167,000 in 2004 compared to $2,324,000 in 2003. Sales of consulting, connectivity and training services decreased in 2004 to $803,000 from $2,144,000 in 2003. Selling, general and administrative expenses decreased by 13% in 2004 to $772,000 compared to $891,000 in 2003. JDL reported an operating loss of $351,000 in the first quarter of 2004 compared to operating income of $559,000 in the first quarter of 2003.

Transition Networks / MiLAN Technology segment sales decreased by 1% to $12,227,000 in the first quarter of 2004 compared to $12,381,000 in the same period in 2003. The demand for media conversion and related products has remained strong in the first quarter of 2004 and is expected to remain a growth market for some time. Gross margin increased to $4,982,000 in 2004 from $4,578,000 in 2003 due to product mix. Gross margin as a percentage of sales increased to 41% in 2004 compared to 37% in 2003. Selling, general and administrative expenses increased to $3,968,000 in 2004 compared to $3,420,000 in 2003 due to increased sales and marketing costs. Operating income decreased slightly to $1,015,000 in 2004 compared to $1,158,000 in 2003.

Consolidated investment income was $34,000 in 2004 compared to $23,000 in 2003 due to increased cash and investment balances. Interest expense decreased by $33,000 in 2004 compared to 2003. The Company paid in full the balance of the line of credit of $7,000,000 in March of 2003 and has had no subsequent borrowings since that time. Income before income taxes decreased slightly to $1,154,000 in 2004 compared to $1,173,000 in 2003. The Company's effective income tax rate was 37% in 2004 compared to 38% in the first quarter of 2003. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has provided for and prepaid tollgate taxes at a 1.75% rate on its Puerto Rico earnings for each year since 1993. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. Net income was $724,000 in 2004 compared to $723,000 in 2003.


                         Liquidity and Capital Resources
                         -------------------------------

At March 31, 2004, the Company had approximately $19,035,000 of cash and cash equivalents compared to $14,941,000 of cash and cash equivalents at December 31, 2003. The Company had working capital of approximately $57,475,000 and a current ratio of 6.0 to 1 compared to working capital of $57,952,000 and a current ratio of 8.0 to 1 at December 31, 2003.

Net cash provided by operating activities was approximately $6,814,000 in the first three months of 2004 compared to net cash used in operating activities of $4,647,000 in the same period in 2003. The increase was due primarily to a reduction of accounts receivable and inventory levels and an increase in trade and income tax payables.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Net cash used in investing activities was $2,289,000 in the first three months in 2004 compared to $606,000 in the same period in 2003. In March 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $.643 or approximately $2,800,000 in total consideration net of cash acquired. In 2004 cash investments in new plant and equipment totaled $317,000 compared to $424,000 in 2003. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend $1,200,000 on capital additions in 2004.

Net cash used in financing activities was $275,000 in 2004 compared to net cash used in financing activities in 2003 of $7,326,000. In March 2003, the Company paid in full the balance of the line of credit, which was $7,000,000. The Company purchased and retired 197 shares of its stock in open market transactions during the 2004 period. At March 31, 2004 Board authorizations are outstanding to purchase an additional 283,270 shares. Cash dividends paid in the first quarter of 2004 was $327,000. There were no additional borrowings on the line of credit during the first quarter of 2004.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.


                          Critical Accounting Policies
                          ----------------------------

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2003 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2004. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

                    Recently Issued Accounting Pronouncements
                    -----------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (VIE), an Interpretation of ARB No. 51 , which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In October 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Because we believe we have no variable interest entities, we do not expect that the adoption of this new standard will have a material effect on our consolidated financial position or results of operations.



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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2004 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

                 COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

Items 1 - 4.  Not Applicable

Item 5.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed herewith:

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

 (b) Reports on Form 8-K.

         On March 10, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 its fourth quarter 2003 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Communications Systems, Inc.

                                              By    /s/ Curtis A. Sampson
                                                   ----------------------------
                                                   Curtis A. Sampson
Date:  May 12, 2004                                Chairman and
                                                   Chief Executive Officer

                                                    /s/ Paul N. Hanson
                                                   ----------------------------
Date:  May 12, 2004                                Paul N. Hanson
                                                   Vice President and
                                                   Chief Financial Officer