Form 10-Q
period 2004-06-30
COMMUNICATIONS SYSTEMS INC
filed 2004-08-13
CIK 22701

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

For the quarterly period ended               JUNE 30, 2004
                                -----------------------------------------------
                                       OR
    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission File Number:   001-31588
                          ---------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                                 Outstanding at July 31, 2004
--------------------------------------             ----------------------------
Common Stock, par value $.05 per share                       8,236,489

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                June 30             December 31
Assets:                                           2004                   2003
                                            ------------           ------------
Current assets:
   Cash                                     $ 20,530,574           $ 14,941,254
   Trade receivables, net                     22,075,267             22,647,129
   Related party receivables                     198,110                387,411
   Inventories                                23,640,847             24,354,041
   Deferred income taxes                       3,163,869              2,682,869
   Other current assets                          728,636              1,197,027
                                            ------------           ------------
      Total current assets                    70,337,303             66,209,731

Property, plant and equipment                 34,538,604             32,331,619
   less accumulated depreciation              27,673,874)           (26,499,908)
                                            ------------           ------------
   Net property, plant and equipment           6,864,730              5,831,711

Other assets:
  Excess of cost over net assets acquired      5,253,793              5,253,793
  Deferred income taxes                        1,252,757              1,252,757
  Other assets                                   512,146                547,966
                                            ------------           ------------
      Total other assets                       7,018,696              7,054,516
                                            ------------           ------------
Total Assets                                $ 84,220,729           $ 79,095,958
                                            ============           ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                         $  5,054,375           $  2,194,560
   Accrued compensation and benefits           3,246,812              3,013,533
   Other accrued liabilities                   1,680,366              1,885,000
   Dividends payable                             329,460                327,397
   Income taxes payable                        1,576,959                837,703
                                            ------------           ------------
      Total current liabilities               11,887,972              8,258,193

Stockholders' Equity                          72,332,757             70,837,765
                                            ------------           ------------
Total Liabilities and Stockholders' Equity  $ 84,220,729           $ 79,095,958
                                            ============           ============

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

                                                 Three Months Ended June 30         Six Months Ended June 30
                                                ----------------------------     -----------------------------
                                                        2004            2003             2004             2003
                                                ------------    ------------     ------------     ------------
Sales                                           $ 27,133,140    $ 24,868,683     $ 52,382,304     $ 51,443,833

Costs and expenses:
  Cost of sales                                   18,062,559      17,454,032       35,374,930       36,623,393
  Selling, general and
    administrative expenses                        7,468,860       6,668,606       14,284,741       12,890,497
                                                ------------    ------------     ------------     ------------
      Total costs and expenses                    25,531,419      24,122,638       49,659,671       49,513,890
                                                ------------    ------------     ------------     ------------

Operating income                                   1,601,721         746,045        2,722,633        1,929,943

Other income and (expenses):
  Investment and other income                         42,351         270,436           75,856          293,010
  Interest expense                                   (34,264)        (18,279)         (34,264)         (51,680)
                                                ------------    ------------     ------------     ------------
    Other income,  net                                 8,087         252,157           41,592          241,330

Income before income taxes                         1,609,808         998,202        2,764,225        2,171,273

Income taxes                                         620,000         370,000        1,050,000          820,000
                                                ------------    ------------     ------------     ------------

Net income                                           989,808         628,202        1,714,225        1,351,273
                                                ------------    ------------     ------------     ------------

Other comprehensive income (loss):
  Foreign currency
    translation adjustment                           (12,492)        148,070           38,373           88,556
                                                ------------    ------------     ------------     ------------
Comprehensive income                            $    977,316    $    776,272     $  1,752,598     $  1,439,829
                                                ============    ============     ============     ============

Basic net income per share                      $        .12    $        .08     $        .21     $        .17
Diluted net income per share                    $        .12    $        .08     $        .21     $        .17


Average Basic Shares Outstanding                   8,232,791       8,161,216        8,221,983        8,160,931
Average Dilutive Shares Outstanding                8,271,982       8,176,809        8,267,207        8,174,406

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARI
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                     Cumulative
                                          Common Stock             Additional                            Other
                                    -----------------------          Paid-in          Retained      Comprehensive
                                       Shares        Amount          Capital          Earnings       Income (Loss)         Total
                                    ---------     ---------      ------------     ------------       ------------     ------------
BALANCE AT DECEMBER 31, 2002        8,142,716     $ 407,135      $ 27,613,163     $ 40,920,358       $   (69,378)     $ 68,871,278
  Net income                                                                         2,717,481                           2,717,481
  Issuance of common stock under
    Employee Stock Purchase Plan       23,172         1,159           122,503                                              123,662
  Issuance of common stock to
    Employee Stock Ownership Plan      32,000         1,600           253,440                                              255,040
  Issuance of common stock under
    Employee Stock Option Plan          1,700            85            11,645                                               11,730
  Purchase of  common stock           (14,217)         (711)          (46,115)         (51,122)                            (97,948)
  Shareholder dividends                                                             (1,308,233)                         (1,308,233)
  Other comprehensive income                                                                             264,755           264,755
                                    ---------     ---------      ------------     ------------       ------------     ------------
BALANCE AT DECEMBER 31, 2003        8,185,371       409,268        27,954,636       42,278,484           195,377        70,837,765
  Net income                                                                         1,714,225                           1,714,225
  Issuance of common stock to
    Employee Stock Ownership Plan      33,000         1,650           262,724                                              264,374
  Issuance of common stock under
    Employee Stock Option Plan         18,315           916           137,209                                              138,125
  Purchase of common stock               (197)          (10)             (673)          (1,056)                             (1,739)
  Shareholder dividends                                                               (658,366)                           (658,366)
  Other comprehensive income                                                                              38,373            38,373
                                    ---------     ---------      ------------     ------------       ------------     ------------
BALANCE AT JUNE 30, 2004            8,236,489     $ 411,824      $ 28,353,896     $ 43,333,287       $   233,750      $ 72,332,757
                                    =========     =========      ============     ============       ===========      =============


See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                        Six Months Ended June 30
                                                       ------------------------
                                                            2004         2003
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 1,714,225  $ 1,351,273
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                        1,157,315    1,246,018
    Changes in assets and liabilities net of effects of
      the purchase of Image Systems Corporation in 2004:
      Trade receivables                                  1,238,221   (2,626,442)
      Inventories                                        1,460,265   (5,136,616)
      Other current assets                                 400,008      749,928
      Accounts payable                                   2,670,303   (1,585,473)
      Accrued expenses                                      13,499      785,668
      Income taxes payable                                 739,256   (1,438,373)
                                                       -----------  -----------
  Net cash provided by (used in) operating activities    9,393,092   (6,654,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (717,480)    (390,981)
  Other assets                                             138,556     (134,775)
  Payment for purchase of Image Systems Corporation     (2,801,683)
                                                       -----------  -----------
  Net cash used in investing activities                 (3,380,607)    (525,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                         (6,000,000)
  Dividends paid                                          (658,366)    (652,661)
  Proceeds from issuance of stock                          138,125
  Purchase of stock                                         (1,739)        (675)
                                                       -----------  -----------
  Net cash used in financing activities                   (521,980)  (6,653,336)
                                                       -----------  -----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH             98,715       (8,294)
                                                       -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,589,220  (13,841,403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        14,941,254   19,816,328
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $20,530,474  $ 5,974,925
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                 $   310,744  $ 2,251,045
     Interest paid                                          34,083       71,467
     Dividends declared not paid                           329,460      326,449

See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2004 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders' equity and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and 2003 and for the six months then ended have been made.

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
                                                 Three Months Ended June 30
                                             ----------------------------------
                                                    2004                  2003
                                             ------------          ------------
Net Income
As reported                                 $     990,000         $     628,000
Compensation expense, net of tax            $     109,000         $     126,000
Pro forma                                   $     881,000         $     502,000

Earnings Per Share-Basic
As reported                                 $        . 12         $         .08
Pro forma                                   $        . 11         $         .06

Earnings Per Share-Diluted
As reported                                 $        . 12         $         .08
Pro forma                                   $        . 11         $         .06

                                                   Six Months Ended June 30
                                             ----------------------------------
                                                    2004                  2003
                                             ------------          ------------
Net Income
As reported                                 $   1,714,000         $   1,351,000
Compensation expense, net of tax            $     186,000         $     176,000
Pro forma                                   $   1,528,000         $   1,175,000

Earnings Per Share-Basic
As reported                                 $        . 21         $         .17
Pro forma                                   $        . 19         $         .14

Earnings Per Share-Diluted
As reported                                 $        . 21         $         .17
Pro forma                                   $        . 19         $         .14



NOTE 2 - ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $0.643 or approximately $2.8 million in total consideration. Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's financial results from the purchase date March 24, 2004. In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

         Property, plant and equipment                            $   1,434,000
         Accounts receivable                                            576,297
         Inventory                                                      716,999
         Cash                                                           103,625
         Other assets                                                   508,770
         Accounts payable                                              (180,162)
         Accrued expenses                                              (254,221)
                                                                  -------------
              Total purchase price                                    2,905,308
         Less cash acquired                                            (103,625)
                                                                  -------------
         Payment for purchase of Image Systems Corp.,
              net of cash acquired                                $   2,801,683

                                                                  =============
NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:
                                                       June 30      December 31
                                                         2004            2003
                                                   -------------  -------------
     Finished Goods                                $  13,464,963  $  14,531,725
     Raw Materials                                    10,175,884      9,822,316
       Total                                       $  23,640,847  $  24,354,041

NOTE 4 - EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND
         OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2004 and no events occurred during the six months ended June 30, 2004 that indicated our remaining goodwill was not recoverable. As of June 30, 2004 the Company had net goodwill of $5,254,000. Intangible assets with finite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $23,000 and $34,000 for the six months ended June 30, 2004 and 2003, respectively.

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

The following table presents the changes in the Company's warranty liability for the six months ended June 30, 2004 and 2003, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.
                                                          2004           2003
                                                   -------------  -------------
     Beginning Balance                             $     659,684  $    662,672
     Actual warranty costs paid                          (66,833)       (80,124)
     Amounts charged to expense                           57,833         90,144
                                                   -------------  -------------
     Ending balance                                $     650,684  $     672,692
                                                   =============  =============

NOTE 6 - SEGMENT INFORMATION

The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology, which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Other includes Image Systems Corporation, (substantially all assets purchased March 24, 2004) which designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market and non allocated corporate general and administrative expenses. Information concerning the Company's continuing operations in the various segments is as follows:

                                                    Austin           Transition          JDL
                                    Suttle          Taylor         Networks/MiLAN   Technologies           Other       Consolidated
                               ------------     -----------         ------------     -----------       -----------     ------------
Six Months Ended June 30, 2004:
Sales                          $ 18,727,133     $ 4,572,642         $ 25,195,987     $ 3,018,344       $   868,198     $ 52,382,304
Cost of sales                    14,470,739       4,037,905           14,969,461       1,320,462           576,363       35,374,930
                               ------------     -----------         ------------     -----------       -----------     ------------
Gross profit                      4,256,394         534,737           10,226,526       1,697,882           291,835       17,007,374
Selling, general and
  administrative expenses         2,487,059         663,706            8,266,280       1,486,592         1,381,104       14,284,741
                               ------------     -----------         ------------     -----------       -----------     ------------
Operating income (loss)        $  1,769,335     $  (128,969)        $  1,960,246     $   211,290       $(1,089,269)    $  2,722,633
                               ============     ===========         ============     ===========       ===========     ============
Depreciation and amortization  $    705,785     $   166,302         $    147,166     $    60,000       $    78,062     $  1,157,315
                               ============     ===========         ============     ===========       ===========     ============
Capital expenditures           $    305,191     $    27,973         $    220,971     $   100,617       $    62,728     $    717,480
                               ============     ===========         ============     ===========       ===========     ============
Assets                         $ 34,810,327     $ 6,118,888         $ 27,202,200     $ 5,670,651       $10,418,663     $ 84,220,729
                               ============     ===========         ============     ===========       ===========     ============

Six Months Ended June 30, 2003:
Sales                          $ 15,442,285     $ 3,286,946         $ 24,717,251     $ 7,997,351       $         -     $ 51,443,833
Cost of sales                    12,537,965       3,279,684           15,727,223       5,078,521                 -       36,623,393
                               ------------     -----------         ------------     -----------       -----------     ------------
Gross profit                      2,904,320           7,262            8,990,028       2,918,830                 -       14,820,440
Selling, general and
  administrative expenses         2,418,779         687,598            6,992,874       1,854,535           936,711       12,890,497
                               ------------     -----------         ------------     -----------       -----------     ------------
Operating income (loss)        $    485,541     $  (680,336)        $  1,997,154     $ 1,064,295       $  (936,711)    $  1,929,943
                               ============     ===========         ============     ===========       ===========     ============
Depreciation and amortization  $    762,859     $   154,392         $    190,407     $    90,360       $    48,000     $  1,246,018
                               ============     ===========         ============     ===========       ===========     ============
Capital expenditures           $    162,377     $         -         $     59,882     $   145,994       $    22,728     $    390,981
                               ============     ===========         ============     ===========       ===========     ============
Assets                         $ 36,157,535     $ 4,886,904         $ 27,690,812     $ 6,659,483       $ 6,107,708     $ 81,502,442
                               ============     ===========         ============     ===========       ===========     ============

Information concerning the Company's operations in the various segments for the three-month periods ended June 30, 2004 and 2003 is as follows:

                                                    Austin           Transition          JDL
                                    Suttle          Taylor         Networks/MiLAN   Technologies           Other       Consolidated
                               ------------     -----------         ------------     -----------       -----------     ------------

Three Months Ended June 30, 2004:
Sales                          $  9,416,781     $ 1,830,649         $ 12,969,172     $ 2,048,340       $   868,198     $ 27,133,140
Cost of sales                     7,341,812       1,647,851            7,725,452         771,081           576,363       18,062,559
                               ------------     -----------         ------------     -----------       -----------     ------------
Gross profit                      2,074,969         182,798            5,243,720       1,277,259           291,835        9,070,581
Selling, general and
  administrative expenses         1,195,916         329,961            4,298,601         714,870           929,512        7,468,860
                               ------------     -----------         ------------     -----------       -----------     ------------
Operating income (loss)        $    879,053     $  (147,163)        $    945,119     $   562,389       $  (637,677)    $  1,601,721
                               ============     ===========         ============     ===========       ===========     ============
Depreciation and amortization  $    354,942     $    75,291         $     79,456     $    30,000       $    44,185     $    583,874
                               ============     ===========         ============     ===========       ===========     ============
Capital expenditures           $    182,589     $     8,593         $    117,896     $    89,037       $     2,728     $    400,843
                               ============     ===========         ============     ===========       ===========     ============

Three Months Ended June 30, 2003:
Sales                          $  7,299,435     $ 1,712,835         $ 12,335,908     $ 3,520,505       $         -     $ 24,868,683
Cost of sales                     5,859,002       1,619,099            7,923,887       2,052,044                 -       17,454,032
                               ------------     -----------         ------------     -----------       -----------     ------------
Gross profit                      1,440,433          93,736            4,412,021       1,468,461                 -        7,414,651
Selling, general and
  administrative expenses         1,218,077         363,231            3,573,289         963,533           550,476        6,668,606
                               ------------     -----------         ------------     -----------       -----------     ------------
Operating income (loss)        $    222,356     $  (269,495)        $    838,732     $   504,928       $ (550,476)     $    746,045
                               ============     ===========         ============     ===========       ===========     ============
Depreciation and amortization  $    345,289     $    74,220         $    111,116     $    45,180       $     6,662     $    582,467
                               ============     ===========         ============     ===========       ===========     ============
Capital expenditures           $   (100,830)    $   (61,302)        $     40,564     $    67,121       $    21,347     $    (33,100)
                               ============     ===========         ============     ===========       ===========     ============

NOTE 7 - INCOME TAXES

In the preparation of the Company's consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company's effective income tax rate was 38% as of June 30, 2004 and 2003 which approximates the estimated annual effective tax rate.

NOTE 8 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 45,224 shares and 13,475 shares for the periods ended June 30, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of non-dilutive stock options was 1,094,784 at June 30, 2004 and 1,300,741 at June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

                   Six Months Ended June 30, 2004 Compared to
                         Six Months Ended June 30, 2003
                         ------------------------------

Consolidated sales in 2004 increased 2% to $52,382,000 compared to $51,443,000 in 2003. The 2004 six-month revenues include $868,000 in sales contributed from the Image Systems business unit, which was acquired in March 2004. Consolidated operating income in 2004 increased to $2,723,000 compared to $1,923,000 in the first six months of 2003. The Company's core business units providing broadband products, Digital Subscriber Line (DSL) products and media conversion and network switching products continue to show growth in the first six months of 2004.

Suttle sales increased 18% in the first six months of 2004 to $18,727,000 compared to $15,442,000 in the same period of 2003 due to increased volumes with the major telephone companies. Sales to the major telephone companies (the Regional Bell Operating Companies ("RBOCs" which are Verizon Logistics, Bell South, SBC Communications and Qwest) increased 23% to $10,140,000 in 2004 compared to $8,224,000 in 2003. Sales to these customers accounted for 54% and 53% of Suttle's U.S. customer sales in 2004 and 2003 respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 9% to $3,402,000 in 2004 compared to $3,744,000 in 2003. Contract manufacturing sales totaled $1,674,000 in the first six months of 2004 compared to $1,780,000 in 2003.

Suttle's gross margins increased to $4,256,000 in the first six months of 2004 compared to $2,904,000 in the same period in 2003. Gross margin percentage was 23% in 2004 compared to 19% in 2003. The gross margin percentage increase was due to cost reduction measures implemented in 2004 and 2003 and higher business volumes. The Company has continued to outsource more manufacturing in Asia and shifted manufacturing to the lower cost plant in Costa Rica. These actions contributed to a positive impact on gross margin and operating results. Selling, general and administrative expenses increased $68,000 in the first six months of 2004 compared to the same period in 2003. Suttle's operating income was $1,769,000 in the first six months of 2004 compared to $486,000 in the same period of 2003.

Austin Taylor's sales increased to $4,573,000 in the first six months of 2004 compared to $3,287,000 in the same period of 2003. Gross margin increased to $535,000 in the first six months of 2004 compared to $7,200 in 2003. The increase in gross margin was principally due to higher business volumes, headcount reductions and outsourcing certain manufacturing to Asia. Selling, general and administrative expenses decreased by $24,000 in the first six months of 2004 compared to the same period in 2003. Operating loss decreased to $129,000 in 2004 compared to an operating loss of $680,000 in the same period of 2003.

Transition Networks / MiLAN Technology segment sales increased by 2% to $25,196,000 in the first six months of 2004 compared to $24,717,000 in the same period in 2003. The demand for media conversion, network switching and related products has remained strong in the first half of 2004 and is expected to remain a growth market for some time. Gross margin increased to $10,227,000 in the first six months of 2004 from $8,990,000 in 2003. Gross margin as a percentage of sales was 40% in 2004 compared to 36% in 2003. Improved gross margin was a result of cost reductions from vendors and higher business volumes experienced in the first six months of 2004. Selling, general and administrative expenses increased to $8,266,000 in the first six months of 2004 compared to $6,993,000 in 2003. The increase was due to higher marketing costs and an expansion of the domestic sales force. Operating income for this segment decreased slightly to $1,960,000 from $1,997,000 in the first six months of 2004 compared to the same period in 2003.

Sales by JDL Technologies, Inc. were $3,018,000 in the first six months of 2004 compared to $7,997,000 in the same period in 2003. Delays for the year 6 government technology funding (Federal E-Rate program) adversely affected JDL's sales and operating income in the first six months of 2004. JDL completed several large educational institutional projects in the first quarter of 2003 consisting of hardware and software sales as well as design and network management services. Gross margin in the first six months of 2004 decreased to $1,698,000 compared to $2,918,000 in the same period of 2003. Gross margin as a percentage of sales increased to 56% from 36% in the 2004 period due to higher margin sales of design and maintenance services to client school districts. Selling, general and administrative expenses decreased $377,000 in the first six months of 2004 compared to the same period of 2003. This was attributable to cost and headcount reductions within JDL. JDL's operating income was $211,000 in the first six months of 2004 compared to operating income of $1,064,000 in the same period in 2003.

Consolidated investment and other income decreased $200,000 in the first six months of 2004 compared to 2003. In 2003 the Company realized a net gain on disposal of assets relative to the closing of the final building in Puerto Rico in the second quarter of approximately $280,000 which was recorded as other income. Interest expense decreased by $17,000 in the first six months of 2004 compared to the same period in 2003 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes increased by $593,000 to $2,764,000. The Company's effective income tax rate was 38% in 2004 and 2003. Net income through the first six months of 2004 increased $363,000 to $1,714,000 compared to $1,351,000 in the same period in 2003.

                  Three Months Ended June 30, 2004 Compared to
                        Three Months Ended June 30, 2003
                        --------------------------------

Consolidated sales increased 9% to $27,133,000 in the three-month period ended June 30, 2004 compared to $24,869,000 in the same period in 2003. Consolidated operating income increased $856,000 to $1,602,000 in the three months ended June 30, 2004 compared to $746,000 in the same period in 2003.

Suttle sales increased 29% to $9,417,000 in 2004 compared to $7,299,000 in 2003 due to increased volumes with the major telephone companies (RBOC's). Suttle's gross margins increased to $2,075,000 in 2004 compared to $1,440,000 in 2003. Improved margins were a result of cost reductions from vendors and higher sales volumes. Selling, general and administrative expenses decreased $22,000 in the second quarter of 2004 compared to the same period in 2003. Suttle had operating income of $879,000 in the three-month period in 2004 compared to operating income of $222,000 in the same period in 2003.

Austin Taylor's sales increased 7% to $1,831,000 in the 2004 three-month period compared to $1,713,000 in 2003 due to increased volumes with several major customers. Austin Taylor's gross margin improved to $183,000 in 2004 compared to $94,000 in 2003. Selling, general and administrative expenses decreased $33,000 in the second quarter of 2004 compared to the same period in 2003. Operating loss decreased $122,000 to an operating loss of $147,000 in the second quarter of 2004 compared to an operating loss of $269,000 in 2003.

Transition Networks / MiLAN Technology segment sales increased by 5% to $12,969,000 in the second quarter of 2004 compared to $12,336,000 in the same period in 2003. Gross margin increased to $5,244,000 in 2004 from $4,412,000 in 2003. Gross margin as a percentage of sales was 40% in 2004 compared to 36% in 2003. Gross margin improvements can be attributed to lower material costs from vendors and higher sales volumes. Selling, general and administrative expenses increased to $4,299,000 in 2004 compared to $3,573,000 in 2003. Operating income increased to $945,000 in the second quarter of 2004 compared to $839,000 in the same period of 2003.

Sales by JDL Technologies, Inc. decreased to $2,048,000 in the second quarter of 2004 compared to $3,521,000 in the same period in 2003. Delays for the year 6 government technology funding (Federal E-Rate program) adversely affected JDL's sales in the second quarter of 2004. JDL's gross margin decreased to $1,277,000 in 2004 from $1,468,000 in 2003. Selling, general and administrative expenses decreased $249,000 in the second quarter of 2004 to $715,000 compared to $964,000 in the same period of 2003 due to cost and headcount reductions. JDL's operating income was $562,000 in the second quarter of 2004 compared to $505,000 in the 2003 second quarter.

Investment and other income in the second quarter of 2004 decreased by $244,000 in 2004 compared to 2003. The Company realized a net gain on disposal of assets relative to the closing of the final building in Puerto Rico in the second quarter of 2003 of approximately $280,000 which was recorded as other income. Income before income taxes increased by $612,000 to $1,610,000 in the second quarter of 2004 compared to $998,000 in the same period in 2003. The Company's effective income tax rate was 38% in 2004 compared to 37% in 2003. Net income for the second quarter of 2004 was $990,000 compared to net income of $628,000 in the second quarter of 2003.


                         Liquidity and Capital Resources
                         -------------------------------

At June 30, 2004, the Company had $20,530,000 of cash and cash equivalents compared to $14,941,000 of cash and cash equivalents at December 31, 2003. The Company had working capital of approximately $58,449,000 and a current ratio of
5.9 to 1 compared to working capital of $57,952,000 and a current ratio of 8.0 to 1 at the end of 2003.

Net cash provided by operating activities was $9,393,000 in the first six months of 2004 compared to net cash used in operating activities of $6,654,000 in the same period in 2003. The increase was due primarily to reducing inventories and accounts receivable and also increases in accounts payable and income taxes payable.

Net cash used in investing activities was $3,381,000 in the first six months in 2004 compared to $526,000 in the same period in 2003. In March 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $0.643 or approximately $2.8 million in total consideration net of cash acquired. In the first six months of 2004, cash investments in new plant and equipment totaled $717,000 compared to $391,000 in 2003. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend $1,200,000 on capital additions in 2004.

Net cash used in financing activities was $522,000 in 2004 compared to net cash used in financing activities in 2003 of $6,653,000. In March 2003, the Company paid in full the balance of the line of credit, which was $7,000,000. The Company purchased and retired 197 shares of its stock in open market transactions during the 2004 period. At June 30, 2004 Board authorizations are outstanding to purchase an additional 283,270 shares. Cash dividends paid in the first six months of 2004 was $658,000 compared to $653,000 in the same period in 2003. There were no additional borrowings on the line of credit during the first six months of 2004.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies
                          ----------------------------

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2003 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended June 30, 2004. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

                    Recently Issued Accounting Pronouncements
                    -----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In October 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Because we have no variable interest entities, the adoption of this new standard did not have a material effect on our consolidated financial position or results of operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2004 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures
--------------------------------

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


                           PART II. OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders
The Annual Meeting of the Shareholders of the Registrant was held on May 20, 2004 in Eden Prairie, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 8,222,646 of which 7,960,058 were present either in person or by proxy. Shareholders re-elected board members Gerald D. Pint and Curtis A. Sampson to three-year terms expiring at the 2007 Annual Meeting of Shareholders. The vote for these board members was as follows:

                                      In Favor               Abstaining
         Gerald D. Pint              7,593,795                  366,263
         Curtis A. Sampson           7,593,176                  366,882


Board members continuing in office are Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson (whose terms expire at the 2005 Annual Meeting of Shareholders) and Paul A. Anderson, Frederick M. Green and Wayne E. Sampson (whose terms expire at the 2006 Annual Meeting of Shareholders).

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

(b)    Reports on Form 8-K.

On May 5, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 its first quarter 2004 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                 Communications Systems, Inc.

                                             By  /s/ Curtis A. Sampson
                                                ----------------------------
                                                Curtis A. Sampson
Date:  August 12, 2004                          Chairman and
                                                Chief Executive Officer

                                                 /s/ Paul N. Hanson
                                                ----------------------------
Date:  August 12, 2004                          Paul N. Hanson
                                                Vice President and
                                                Chief Financial Officer