Form 10-Q
period 2004-09-30
COMMUNICATIONS SYSTEMS INC
filed 2004-11-15
CIK 22701

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

               For the quarterly period ended SEPTEMBER 30, 2004

                                       OR
    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               .....................    ........................

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                            Outstanding at October 29, 2004
--------------------------------------          -------------------------------
Common Stock, par value $.05 per share                      8,269,443

                                Total Pages (17)
--------------------------------------------------------------------------------

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements

              Consolidated Balance Sheets                         3

              Consolidated Statements of Income and               4
                 Comprehensive (Loss) Income

              Consolidated Statements of Changes in
                 Stockholders' Equity                             5

              Consolidated Statements of Cash Flows               6

              Notes to Consolidated Financial Statements          7

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      12

Part II.  Other Information                                      17

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                  September 30      December 31
Assets:                                                  2004             2003
                                                  ------------     ------------
Current assets:
   Cash                                           $ 23,491,505     $ 14,941,254
   Trade receivables, net                           22,367,762       22,647,129
   Related party receivables                           248,694          387,411
   Inventories                                      22,215,272       24,354,041
   Deferred income taxes                             3,163,869        2,682,869
   Other current assets                              1,681,800        1,197,027
                                                  ------------     ------------
      Total current assets                          73,168,90        66,209,731

Property, plant and equipment                       34,044,366       32,331,619
   less accumulated depreciation                   (27,305,836)     (26,499,908)
                                                  ------------     ------------
      Net property, plant and equipment              6,738,530        5,831,711

Other assets:
  Goodwill                                           5,253,793        5,253,793
  Deferred income taxes                              1,252,757        1,252,757
  Other assets                                         253,866          547,966
                                                  ------------     ------------
      Total other assets                             6,760,416        7,054,516
                                                  ------------     ------------
Total Assets                                      $ 86,667,848     $ 79,095,958
                                                  ============     ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                               $  4,574,552     $  2,194,560
   Accrued compensation and benefits                 3,358,716        3,013,533
   Other accrued liabilities                         2,211,165        1,885,000
   Dividends payable                                   412,842          327,397
   Income taxes payable                              2,507,340          837,703
                                                  ------------     ------------
      Total current liabilities                     13,064,615        8,258,193

Stockholders' Equity                                73,603,233       70,837,765
                                                  ------------     ------------
Total Liabilities and Stockholders' Equity        $ 86,667,848     $ 79,095,958
                                                  ============     ============

                 See notes to consolidated financial statements.


COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

                                               Three Months Ended September 30          Nine Months Ended September 30
                                                -----------------------------           ------------------------------
                                                        2004             2003                   2004              2003
                                                ------------     ------------           ------------      ------------
Sales                                           $ 29,261,887     $ 24,666,206           $ 81,644,191      $ 76,110,039

Costs and expenses:
  Cost of sales                                   19,285,153       18,114,844             54,660,083        54,738,237
  Selling, general and
    administrative expenses                        7,475,145        5,989,064             21,759,886        18,879,561
                                                ------------     ------------           ------------      ------------
      Total costs and expenses                    26,760,298       24,103,908             76,419,969        73,617,798
                                                ------------     ------------           ------------      ------------

Operating income                                   2,501,589          562,298              5,224,222         2,492,241

Other income and (expenses):
  Investment and other income                         20,504           39,687                 96,257           332,697
  Interest expense                                                    (19,788)               (34,161)          (71,468)
                                                ------------     ------------           ------------      ------------
    Other income (expense), net                       20,504           19,899                 62,096           261,229

Income before income taxes                         2,522,093          582,197              5,286,318         2,753,470

Income taxes                                         985,000          135,000              2,035,000           955,000
                                                ------------     ------------           ------------      ------------

Net income                                         1,537,093          447,197              3,251,318         1,798,470
                                                ------------     ------------           ------------      ------------

Other comprehensive (loss) income:
  Foreign currency
    translation adjustment                            (9,042)          24,626                 29,331           113,182
                                                ------------     ------------           ------------      ------------
Comprehensive income                            $  1,528,051     $    471,823           $  3,280,649      $  1,911,652
                                                ============     ============           ============      =============

Basic net income per share                      $        .19     $        .05           $        .40      $        .22
Diluted net income per share                    $        .19     $        .05           $        .39      $        .22


Average Basic Shares Outstanding                   8,243,242        8,168,870              8,229,121         8,163,414
Average Dilutive Shares Outstanding                8,266,056        8,196,638              8,265,772         8,181,784


See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                      Cumulative
                                            Common Stock           Additional                            Other
                                      ----------------------        Paid-in          Retained      Comprehensive
                                         Shares       Amount        Capital          Earnings       Income (Loss)        Total
                                      ---------   ----------     ------------     ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2002          8,142,716   $  407,135     $ 27,613,163     $ 40,920,358      $    (69,378)    $ 68,871,278
  Net income                                                                         2,717,481                          2,717,481
  Issuance of common stock under
    Employee Stock Purchase Plan         23,172        1,159          122,503                                             123,662
  Issuance of common stock to
    Employee Stock Ownership Plan        32,000        1,600          253,440                                             255,040
  Issuance of common stock under
    Employee Stock Option Plan            1,700           85           11,645                                              11,730
  Purchase of  common stock             (14,217)        (711)         (46,115)         (51,122)                           (97,948)
  Shareholder dividends                                                             (1,308,233)                        (1,308,233)
  Other comprehensive income                                                                             264,755          264,755
                                      ---------   ----------     ------------     ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2003          8,185,371      409,268       27,954,636       42,278,484           195,377       70,837,765
  Net income                                                                         3,251,318                          3,251,318
  Issuance of common stock under
    Employee Stock Purchase Plan         22,193        1,110          160,489                                             161,599
  Issuance of common stock to
    Employee Stock Ownership Plan        33,000        1,650          262,724                                             264,374
  Issuance of common stock under
    Employee Stock Option Plan           19,685          984          137,209                                             138,193
  Purchase of common stock                 (986)         (49)          (3,389)          (4,502)                            (7,940)
  Shareholder dividends                                                             (1,071,407)                        (1,071,407)
  Other comprehensive income                                                                              29,331           29,331
                                      ---------   ----------     ------------     ------------      ------------     ------------
BALANCE AT SEPTEMBER 30, 2004         8,259,263   $  412,963     $ 28,511,669     $ 44,453,893      $    224,708     $ 73,603,233
                                      =========   ==========     ============     ============      ============     ============


See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                        Nine Months Ended September 30
                                                                      ----------------------------------
                                                                             2004                  2003
                                                                      ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  3,251,318          $  1,798,470
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                   1,712,014             1,868,935
         Changes in assets and liabilities net of effects of the
         purchase of Image Systems Corporation in 2004:
           Trade and related party receivables, net                      1,013,826              (177,024)
           Inventories                                                   2,878,342              (173,996)
           Other current assets                                           (456,664)              355,092
           Accounts payable                                              2,191,861            (1,972,435)
           Accrued expenses                                                874,702               496,193
           Income taxes payable                                          1,669,637            (1,327,655)
                                                                      ------------          ------------
             Net cash provided by operating activities                  13,135,036               867,580

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (1,138,023)             (622,955)
     Other assets                                                          259,968              (175,372)
     Payment for purchase of Image Systems Corporation                  (2,801,683)
                                                                      ------------          ------------
           Net cash used in investing activities                        (3,679,738)             (798,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable                                                               (7,000,000)
     Dividends paid                                                       (984,272)             (979,110)
     Proceeds from issuance of common stock                                138,193
     Purchase of common stock                                               (7,940)                 (679)
                                                                      ------------          ------------
           Net cash used in financing activities                          (854,019)           (7,979,789)
                                                                      ------------          ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                            (51,028)               41,382
                                                                      ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     8,550,251            (7,869,154)

CASH AT BEGINNING OF PERIOD                                             14,941,254            19,816,328
                                                                      ------------          ------------
CASH AT END OF PERIOD                                                 $ 23,491,505          $ 11,947,174
                                                                      ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                                $    368,363          $  2,275,318
     Interest paid                                                          34,083                91,255
     Dividends declared not paid                                           412,842               327,440

See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of September 30, 2004 and the related consolidated statements of income and comprehensive (loss) income for the three and nine-month periods ended September 30, 2004 and the consolidated statements of changes in stockholders' equity and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2004 and 2003 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 Annual Report to Shareholders. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

In February 2004 the Company issued 33,000 shares of the Company's common stock to the Employee Stock Ownership Plan in payment of its 2003 obligation. In a noncash transaction, the Company recorded additional stockholders' equity of $262,724 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount. In September 2004, the Company issued 22,193 shares of the Company's common stock to employees participating in the Employee Stock Purchase Plan for the plan year ended August 31, 2004. Under the terms of the plan, in a non-cash transaction, the Company recorded additional stockholders equity of $160,489 (reflecting 85% of the fair market value of the stock at August 31, 2004) and reduced accrued expenses by the same amount.

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
                                      Three Months Ended September 30
                                      -------------------------------
                                           2004                2003
                                      ------------       ------------
Net Income
As reported                           $  1,537,000       $    447,000
Compensation expense, net of tax      $    101,000       $    106,000
Pro forma                             $  1,436,000       $    341,000

Earnings Per Share-Basic
As reported                           $       . 19       $        .05
Pro forma                             $       . 17       $        .04
Earnings Per Share-Diluted
As reported                           $       . 19       $        .05
Pro forma                             $       . 17       $        .04

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                                       Nine Months Ended September 30
                                      -------------------------------
                                           2004                2003
                                      ------------       ------------
Net Income
As reported                           $  3,251,000       $  1,798,000
Compensation expense, net of tax      $    291,000        $   283,000
Pro forma                             $  2,960,000       $  1,515,000

Earnings Per Share-Basic
As reported                           $       . 40       $        .22
Pro forma                             $       . 36       $        .19

Earnings Per Share-Diluted
As reported                           $       . 39       $        .22
Pro forma                             $       . 36       $        .19


NOTE 2 - ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation (Pinksheets: IMSG) for a cash purchase price per share of $0.643 or approximately $2.8 million in total consideration. Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's consolidated financial results from the purchase date March 24, 2004. The sum of amounts assigned to assets acquired and liabilities assumed exceeded the cost of the acquired entity. To account for this excess, the amounts assigned to property, plant and equipment were reduced on a pro-rata basis. In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

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
                                                         =============

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:
                                      September 30         December 31
                                             2004                2003
                                      ------------       -------------
     Finished Goods                   $ 13,113,241       $  14,531,725
     Raw Materials                       9,102,031           9,822,316
                                      ------------       -------------
       Total                          $ 22,215,272       $  24,354,041
                                      ============       =============

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2003 and no events occurred during the nine months ended September 30, 2004 that indicated our remaining goodwill was not recoverable. As of September 30, 2004 the Company had net goodwill of $5,254,000. Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $34,000 and $52,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

The following table presents the changes in the Company's warranty liability for the nine months ended September 30, 2004, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

                                            2004                 2003
                                      ------------       -------------
     Beginning Balance                $    659,684       $     662,672
     Actual warranty costs paid           (164,153)            (80,124)
     Amounts charged to expense            162,602             118,920
                                      ------------       -------------
     Ending balance                   $    658,133       $     701,468
                                      ============       =============

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6 - SEGMENT INFORMATION
The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology, which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Other includes Image Systems Corporation, (substantially all assets purchased March 24, 2004) which designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market and non-allocated corporate general and administrative expenses. Information concerning the Company's continuing operations in the various segments for the nine-month periods ended September 30, 2004 and 2003 is as follows:

                                                   Austin      Transition          JDL
                                     Suttle        Taylor   Networks/Milan   Technologies        Other    Consolidated
                               ------------   -----------   --------------   ------------ ------------    ------------

Nine Months Ended September 30, 2004:
Sales                          $ 29,028,596   $ 6,432,841    $ 38,634,203    $ 5,955,630  $  1,592,921    $ 81,644,191
Cost of sales                    21,974,415     5,730,726      22,896,378      3,019,252     1,039,312      54,660,083
                               ------------   -----------    ------------    -----------  ------------    ------------
Gross profit                      7,054,181       702,115      15,737,825      2,936,378       553,609      26,984,108
Selling, general and
  administrative expenses         3,798,847       992,667      12,244,635      2,224,526     2,499,211      21,759,886
                               ------------   -----------    ------------    -----------  ------------    ------------
Operating income (loss)        $  3,255,334   $  (290,552)   $  3,493,190    $   711,852  $ (1,945,602)   $  5,224,222
                               ============   ===========    ============    ===========  ============    ============

Depreciation and amortization  $  1,039,873   $   241,507    $    221,569    $    90,000  $    119,065    $  1,712,014
                               ============   ===========    ============    ===========  ============    ============

Capital expenditure            $    436,301   $    10,747    $    350,991    $   251,962  $     88,022    $  1,138,023
                               ============   ===========    ============    ===========  ============    ============

Total Assets                   $ 34,808,354   $ 5,595,865    $ 27,811,561    $ 5,640,038  $ 12,812,030    $ 86,667,848
                               ============   ===========    ============    ===========  ============    ============

Nine Months Ended September 30, 2003:
Sales                          $ 24,090,756   $ 4,819,816    $ 37,157,838    $10,041,629  $         -     $ 76,110,039
Cost of sales                    19,427,142     4,734,324      23,910,190      6,666,581            -       54,738,237
                               ------------   -----------    ------------    -----------  ------------    ------------
Gross profit                      4,663,614        85,492      13,247,648      3,375,048            -       21,371,802
Selling, general and
  administrative expenses         3,626,938       991,232      10,421,768      2,486,417     1,353,206      18,879,561
                               ------------   -----------    ------------    -----------  ------------    ------------
Operating income (loss)        $  1,036,676   $  (905,740)   $  2,825,880    $   888,631  $ (1,353,206)   $  2,492,241
                               ============   ===========    ============    ===========  ============    ============

Depreciation and amortization  $  1,142,240   $   235,365    $    231,774    $   135,540  $    124,016    $  1,868,935
                               ============   ===========    ============    ===========  ============    ============

Capital expenditures           $    219,235   $    95,496    $    112,002    $   173,494  $     22,728    $    622,955
                               ============   ===========    ============    ===========  ============    ============

Total Assets                   $ 30,441,931   $ 6,045,815    $ 30,781,433    $ 6,741,469  $  6,217,659    $ 80,228,307
                               ============   ===========    ============    ===========  ============    ============

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Information concerning the Company's operations in the various segments for the three-month periods ended September 30, 2004 and 2003 is as follows:

                                                   Austin      Transition          JDL
                                     Suttle        Taylor   Networks/Milan   Technologies        Other    Consolidated
                               ------------   -----------   --------------   ------------ ------------    ------------
Three Months Ended September 30, 2004:
Sales                          $ 10,301,463   $ 1,860,199    $ 13,438,216    $ 2,937,286  $    724,723    $ 29,261,887
Cost of sales                     7,503,676     1,692,821       7,926,917      1,698,790       462,949      19,285,153
                               ------------   -----------    ------------    -----------  ------------    ------------
Gross profit                      2,797,787       167,378       5,511,299      1,238,496       261,774       9,976,734
Selling, general and
  administrative expenses         1,311,788       328,961       3,978,355        737,934     1,118,107       7,475,145
                               ------------   -----------    ------------    -----------  ------------    ------------
Operating income (loss)        $  1,485,999   $  (161,583)   $  1,532,944    $   500,562  $   (856,333)   $  2,501,589
                               ============   ===========    ============    ===========  ============    ============

Depreciation and amortization  $    334,088   $    75,205    $     74,403    $    30,000  $     41,003    $    554,699
                               ============   ===========    ============    ===========  ============    ============

Capital expenditures           $    131,110   $        -     $    130,020    $   151,345  $     25,294    $    437,769
                               ============   ===========    ============    ===========  ============    ============

Three Months Ended September 30, 2003:
Sales                          $  8,648,471   $ 1,532,870    $ 12,440,587    $ 2,044,278  $         -     $ 24,666,206
Cost of sales                     6,889,177     1,454,640       8,182,967      1,588,060            -       18,114,844
                               ------------   -----------    ------------    -----------  ------------    ------------
Gross profit                      1,759,294        78,230       4,257,620        456,218            -        6,551,362
Selling, general and
  administrative expenses         1,208,159       303,634       3,428,894        631,882       416,495       5,989,064
                               ------------   -----------    ------------    -----------  ------------    ------------
Operating income (loss)        $    551,135   $  (225,404)   $    828,726    $  (175,664) $   (416,495)   $    562,298
                               ============   ===========    ============    ===========  ============    ============

Depreciation and amortization  $    379,381   $    80,973    $     41,367    $    45,180  $     76,016    $    622,917
                               ============   ===========    ============    ===========  ============    ============

Capital expenditures           $     56,858   $    95,496    $     52,120    $    27,500  $         -     $    231,974
                               ============   ===========    ============    ===========  ============    ============

NOTE 7 - INCOME TAXES

In the preparation of the Company's consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company's effective income tax rate was 38% and 35% as of September 30, 2004 and 2003, respectively, which approximates the estimated annual effective tax rate. The increase in effective tax rate is primarily due to higher income in the U.S., which is taxed at a higher rate. In addition, the Company has lower foreign sales in 2004, which reduces the utilization of the income tax reduction from the "Extraterritorial Income Exclusion" on foreign sales.

NOTE 8 - NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 36,651 shares and 18,370 shares for the periods ended September 30, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of non-dilutive stock options was 1,111,024 at September 30, 2004 and 1,293,664 at September 30, 2003.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------------------

                Nine Months Ended September 30, 2004 Compared to
                      Nine Months Ended September 30, 2003
                      ------------------------------------

Consolidated sales in 2004 increased 7% to $81,644,000 compared to $76,110,000 in 2003. The 2004 nine-month revenues include $1,593,000 in sales contributed from the Image Systems business unit, which was acquired in March 2004. Consolidated operating income in 2004 increased to $5,224,000 compared to operating income of $2,492,000 in the first nine months of 2003. The Company's core business units providing broadband products, Digital Subscriber Line (DSL) products and media conversion and network switching products continue to show revenue and earnings growth in the first nine months of 2004 compared to 2003.

Suttle sales increased to $29,029,000 in the first nine months of 2004 compared to $24,091,000 in the same period of 2003 due to increased volumes with existing and new customers. Sales to the major telephone companies increased 14% to $15,519,000 in 2004 compared to $13,609,000 in 2003. Sales to these customers accounted for 53% and 56% of Suttle's U.S. customer sales in 2004 and 2003, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $6,966,000 in 2004 compared to $5,729,000 in 2003. Contract manufacturing sales totaled $2,480,000 in the first nine months of 2004 compared to $2,274,000 in 2003.

Suttle's gross margins increased to $7,054,000 in the first nine months of 2004 compared to $4,664,000 in the same period in 2003. The gross margin percentage was 24% in 2004 compared to 19% in 2003. The gross margin percentage increase was due to cost reductions gained by shifting more manufacturing to the lower cost plant in Costa Rica and from outsourcing the manufacturing of certain products to Asia. Selling, general and administrative expenses increased slightly to $3,799,000 in the first nine months of 2004 compared to $3,627,000 in the same period in 2003. Suttle's operating income was $3,255,000 in the first nine months of 2004 compared to operating income of $1,037,000 in the same period of 2003.

Austin Taylor's sales increased to $6,433,000 in the first nine months of 2004 compared to $4,820,000 in the same period of 2003 due to increased business volumes with existing customers. Austin Taylor's gross margin increased to $702,000 in the first nine months of 2004 compared to $85,000 in 2003. The increase in gross margin was principally due to increased business volumes and lower manufacturing and overhead costs. Selling, general and administrative expenses was $993,000 in the first nine months of 2004 compared to $991,000 in the same period in 2003. Austin Taylor's operating loss in the first nine months of 2004 was $291,000 compared to an operating loss of $906,000 in the first nine months in 2003. Total severance costs incurred in the first nine months of 2003 were $290,000.

Transition Networks / MiLAN Technology segment sales increased to $38,634,000 in the first nine months of 2004 compared to $37,158,000 in the same period in 2003. Gross margin increased to $15,738,000 in the first nine months of 2004 from $13,248,000 in 2003. Gross margin as a percentage of sales was 41% in 2004 compared to 36% in 2003. The gross margin increase was due primarily to higher business volumes and reductions in material and product component cost reductions. Selling, general and administrative expenses increased to $12,245,000 in the first nine months of 2004 compared to $10,422,000 in 2003 due to an increase in the sales force headcount and marketing program expenses. Operating income for this segment increased to $3,493,000 in the first nine months of 2004 compared to $2,826,000 in the same period in 2003.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by JDL Technologies, Inc. (the Company's education consulting business unit) was $5,956,000 in the first nine months of 2004 compared to $10,042,000 in the same period in 2003. The decrease was due to lower sales of equipment in 2004 as compared to 2003. Gross margin in the first nine months of 2004 decreased to $2,936,000 compared to $3,375,000 in the same period of 2003. Gross margin as a percentage of sales increased to 49% in 2004 from 34% in the 2003 period due to an increase in higher margin sales of connectivity and consulting services to client school districts. Selling, general and administrative expenses decreased $262,000 in the first nine months of 2004 compared to the same period of 2003. JDL's operating income was $712,000 in the first nine months of 2004 compared to operating income of $889,000 in the same period in 2003.

Consolidated investment and other income decreased $236,000 in the first nine months in 2004 compared to 2003. The Company realized a net gain on disposal of non-operating assets relative to the closing of the final building in Puerto Rico in the second quarter of 2003 of approximately $280,000 which was recorded as other income. Interest expense decreased by $37,000 in the first nine months of 2004 compared to the same period in 2003 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes increased to $5,286,000 in the nine-month period in 2004 compared to $2,754,000 in the same period in 2003. The Company's annualized effective income tax rate is 38% in 2004 compared to 35% in 2003. The increase is due to higher income in the U.S., which is taxed at a higher rate. In addition, the Company has lower foreign sales in 2004, which reduces the utilization of the income tax savings from the "Extraterritorial Income Exclusion" on foreign sales. Net income through the first nine months of 2004 increased to $3,251,000 compared to $1,799,000 in the same period in 2003.

                Three Months Ended September 30, 2004 Compared to
                      Three Months Ended September 30, 2003
                      -------------------------------------

Consolidated sales increased 19% to $29,262,000 in the three-month period ended September 30, 2004 compared to $24,666,000 in the same period in 2003. Consolidated operating income increased to $2,502,000 in the three months ended September 30, 2004 compared to $562,000 in the same period in 2003.

Suttle sales increased to $10,301,000 in 2004 compared to $8,648,000 in 2003 due to increased volumes in traditional products and DSL filters. Suttle's gross margins increased to $2,798,000 in 2004 compared to $1,759,000 in 2003. Selling, general and administrative expenses increased slightly to $1,312,000 in the third quarter of 2004 compared to $1,208,000 incurred in the same period of 2003. The increase was primarily due to increases in sales incentives and expenses. Suttle had operating income of $1,486,000 in the third quarter in 2004 compared to operating income of $551,000 in the same period in 2003.

Austin Taylor's sales increased to $1,860,000 in the 2004 three-month period compared to $1,533,000 in the same period in 2003. Austin Taylor's gross margin also increased to $167,000 in 2004 compared to $78,000 in 2003 due to increased volume and lower overhead costs. Selling, general and administrative expenses increased slightly to $329,000 in the third quarter of 2004 compared to $304,000 in 2003. The operating loss was $162,000 in the third quarter of 2004 compared to an operating loss of $225,000 in the third quarter of 2003.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Transition Networks / MiLAN Technology segment sales increased to $13,438,000 in the third quarter of 2004 compared to $12,441,000 in the same period in 2003. Gross margin increased to $5,511,000 in 2004 from $4,258,000 in 2003. Gross margin as a percentage of sales was 41% in 2004 compared to 34% in 2003. The gross margin increase was due primarily to higher business volumes and reductions in material and product component costs. Selling, general and administrative expenses increased to $3,978,000 in 2004 compared to $3,429,000 in 2003 due to increased sales and marketing expenses. Operating income increased to $1,533,000 in the third quarter of 2004 compared to $828,000 in the same period of 2003.

Sales by JDL Technologies, Inc. (the Company's education consulting business unit) increased to $2,937,000 in the third quarter of 2004 compared to $2,044,000 in the same period in 2003. JDL's gross margin increased to $1,238,000 in the third quarter of 2004 compared to $456,000 in the third quarter of 2003. Gross margin as a percentage of sales in the third quarter of 2004 increased to 42% from 22% in the 2003 period due to increased sales of higher margin connectivity and consulting services and decreased sales of equipment and hardware products which generate lower margins. Selling, general and administrative expenses increased to $738,000 in the third quarter of 2004 compared to $632,000 in the same period of 2003. JDL's operating income was $501,000 in the third quarter of 2004 compared to an operating loss of $176,000 in the 2003 third quarter.

Investment and other income in the third quarter of 2004 decreased by $19,100 in 2004 compared to 2003. Interest expense decreased by $20,000 in the third quarter of 2004 compared to the same period in 2003 due to a decrease in borrowings on the line of credit and a lower interest rate. Income before income taxes increased to $2,522,000 compared to $582,000 in the third quarter of 2003. Net income for the third quarter of 2004 was $1,537,000 compared to net income of $447,000 in the third quarter of 2003.

                         Liquidity and Capital Resources
                         -------------------------------

At September 30, 2004, the Company had $23,492,000 of cash and cash equivalents compared to $14,941,000 of cash and cash equivalents at December 31, 2003. The Company had working capital of approximately $60,104,000 and a current ratio of
5.6 to 1 compared to working capital of $57,952,000 and a current ratio of 8.0 to 1 at the end of 2003.

Net cash provided by operating activities was $13,135,000 in the first nine months of 2004 compared to net cash provided by operating activities of $868,000 in the same period in 2003. The cash flow increase was due primarily to increased net income, a reduction in trade receivables and inventories and an increase in the level of trade accounts payable, income taxes payable and accrued expenses.

Net cash used in investing activities was $3,680,000 in the first nine months in 2004 compared to $798,000 in the same period in 2003. In March 2004, the Company acquired substantially all of the outstanding shares of Image Systems Corporation (Pinksheets:IMSG) for a cash purchase price per share of $0.643 or approximately $2.8 million in total consideration net of cash acquired. In the first nine months in 2004 cash investments in new plant and equipment totaled $1,138,000 compared to $623,000 in 2003. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend $1,400,000 in total on capital additions in 2004.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Net cash used in financing activities was $854,000 in the first nine months of 2004 compared to net cash used in financing activities in 2003 of $7,980,000. In 2003, the Company paid off the line of credit, which totaled $7,000,000 at December 31, 2002. At September 30, 2004 Board authorizations are outstanding to purchase an additional 283,200 shares. Cash dividends paid in the first nine months of 2004 was approximately $985,000.

In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                          Critical Accounting Policies
                          ----------------------------

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2003 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2004. These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2004 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company's operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures
--------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Items 1 - 4.  Not Applicable

Item 5.  Other Information

On November 2, 2004 the Company issued a news release which announced that Curtis A. Sampson, the Company's Founder, Chairman of the Board and Chief Executive Officer, has entered into a pre-arranged, systematic trading plan to sell CSI shares in accordance with the guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934 and CSI's policies with respect to insider sales. Mr. Sampson's 10b5-1 Plan provides for the sale of approximately 110,000 CSI shares of common stock, beginning November 3, 2004. As of November 3, 2004, Mr. Sampson beneficially owned approximately 1,608,000 shares. Mr. Sampson has designated a target price for the sale shares covered by the 10b5-1 Plan. If the CSI stock is not trading at or above the target price, the shares may not be sold.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    The following exhibits are included herein:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32. Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350).

(b)     Reports on Form 8-K.

On August 5, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its second quarter 2004 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      Communications Systems, Inc.

                                   By /s/ Curtis A. Sampson
                                      -----------------------
                                      Curtis A. Sampson
                                      Chairman and
Date:  November 15, 2004              Chief Executive Officer

                                      /s/ Paul N. Hanson
                                      -----------------------
                                      Paul N. Hanson
                                      Vice President and
Date:  November 15, 2004              Chief Financial Officer