Form 10-K
period 2004-12-31
COMMUNICATIONS SYSTEMS INC
filed 2005-03-30
CIK 22701

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

                   For the fiscal year ended December 31, 2004

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 001-31588

                          COMMUNICATIONS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                         41-0957999
 ---------------------------------                       ------------------
   (State or  other jurisdiction                          (Federal Employer
 of incorporation or organization)                       Identification No.)

                              213 South Main Street
                                Hector, MN 55342
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (320) 848-6231

Securities registered pursuant to Section 12(b) of the Act (effective January 27, 2003):

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
Common Stock,  $.05 par value                  American Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (shareholders other than officers and directors) was approximately $53,062,000 based upon the closing sale price of the Company's common stock on the American Stock Exchange ("AMEX") on June 30, 2004.

As of March 15, 2005 there were outstanding 8,535,926 shares of the Registrant's common stock.

Documents Incorporated by Reference: Portions of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2005 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called "CSI", "our" or the "Company") is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems and the manufacture of media and rate conversion products for telecommunications networks. CSI also provides network design, training services, general contracting of infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

In 2002, the Company acquired through a newly formed subsidiary, MiLAN Technology Corporation, substantially all the assets of the MiLAN division of Digi International Inc. for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California, is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated operations from March 25, 2002.

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price per share of approximately $2.8 million. Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's consolidated financial results from the purchase date, March 24, 2004.

Additional information on these acquisitions can be found in subparagraphs
(c)(1)(ii), (c)(1)(iii) and (c)(1)(iv) under Item 1 herein, in "Acquisitions and Dispositions" under Item 7, Management's Discussion and Analysis and in Note 8 of Notes to Consolidated Financial Statements under Item 8, herein.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.


(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks/ MiLAN Technology, subsidiaries that design and market data transmission, computer network and media conversion products and print servers; and JDL Technologies,
(JDL), which provides telecommunications network design, specification and training services to educational institutions; Other which principally consist of Image Systems Corporation, (high-resolution display solutions and accessories for customers in the medical imaging market) and non-allocated corporate general and administrative expenses. Further information regarding operations in the various segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the "Suttle" brand name in the United States (U.S.) and internationally. Suttle also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Substantially all of Suttle's products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Certain products are purchased from offshore contract manufacturers from offshore sources. Segment sales were $40,114,000 in 2004, or 36% of consolidated revenues and $32,900,000 in 2003, or 32% of consolidated revenues.

         Products

Suttle's products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the products are used in voice applications, but Suttle continues to develop an expanding line of products for data network applications. A significant portion of Suttle's revenues is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $0.70 to $25.00 per unit. A majority of Suttle's sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

Suttle produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high-speed fiber-optic networks and local area network connections. Suttle's patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. By eliminating the need for a curing oven, the product reduces field installation time for this process from 20 minutes to 2 minutes. Suttle's fiber-optic connector products range in price from $2.50 to $1,500.00.

Suttle is also a manufacturer and seller of DSL (Digital Subscriber Line) filters for home and business applications. Suttle resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.


       Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing modular four, six and eight conductor jacks. Customers include the major telephone companies (frequently referred to as "RBOCs" such as Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies and original equipment manufacturers and retailers. These customers are served directly through the Suttle's sales staff and through distributors such as Sprint North Supply, Verizon Logistics, Graybar Electric Company, Alltel Supply, KGP and Anixter Communications. As a group, sales to the major telephone companies, both directly and through distribution, were approximately $22,388,000 in 2004 and $18,190,000 in 2003, which represented 56% of Suttle's sales in 2004 and 55% in 2003.

Suttle markets business and network systems products, which are an increasingly important part of its product line. Independent contractors (which include businesses often referred to as "interconnect companies") are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. Suttle markets its products to independent contractors through a network of manufacturer's representatives, through distributors, and through the Company's sales staff. Sales of products for business and network systems accounted for 11% and 14% of Suttle's sales in 2004 and 2003, respectively. These structured cabling products are also helping Suttle penetrate new markets in the data-networking world with education and hospitality/multiple dwelling unit (MDU) projects. These applications utilize a blended solution of wireline and wireless products.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Suttle sales staff, manufacturers' representatives and a network of distributors. Sales of fiber-optic products accounted for 2% of Suttle's revenues in 2004 and 2003. Sales of DSL products represented 27% of sales in 2004 and 10% in 2003.

The balance of Suttle's sales in 2004 and 2003 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distributors. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Suttle sales staff.

       Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery. In addition, distributors of the apparatus products also market products for one or more of these competitors.


       Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2005 were approximately $6,777,000 compared to approximately $2,217,000 at March 1, 2004. Because new orders are filled on a relatively short timetable, Suttle does not believe its order book is a significant indicator of future results.

       Manufacturing and Sources of Supply

Suttle's products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle's corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. Suttle has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced and additional order lead times are required from the offshore suppliers.


        Research and Development; Patents

Suttle continually monitors industry requirements and creates new products to improve its existing connector product line.

Historically, Suttle has generally not relied on patents to protect its competitive position in the station apparatus market. However, duplication of its designs by foreign apparatus manufacturers has caused Suttle to apply for design patents on a number of products.

The Company's "Suttle" brand name is important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace.


(ii) Transition Networks

Transition Networks, Inc. located in Eden Prairie, Minnesota, designs, manufactures and markets media converters, baluns, transceivers, network interface cards, and fiber hubs. Transition Networks sells its product through distributors, resellers, integrators, and OEMs. Sales by Transition Networks were $41,058,000 or 37% of consolidated sales in 2004 compared to $37,856,000 or 37% of the "Company's" consolidated sales in 2003. Transition's international sales accounted for 25% of sales or $10,322,000 in 2004, compared to $9,984,000 in 2003 when international sales accounted for 26% of Transition's total sales. Sales to major distributors in 2004 totaled $26,472,000 compared to $23,789,000 in 2003.

            Products

Transition Networks designs, produces, and sells media converter devices that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products are used to support legacy systems as customers' networks grow, integrate fiber optics into a network, and extend the reach of networks. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, Token Ring, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, 3270, and 5250. The company uses Application Specific Integrated Circuits (ASIC) for development of some products, but is also uses integrated circuits for the development of new products. Product hardware and software development is done internally. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales.

         Manufacturing and Sources of Supply

Transition Networks outsources approximately 15% of its products which are manufactured offshore, principally in the Far East. The balance of its products are produced in the United States. The offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.


         Markets and Marketing

Transition Networks' products are used in a broad array of markets including enterprise networks, service providers' networks, and industrial environments such as in manufacturing processes. Transition Networks has a broad customer base and applications for its products.

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

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $670,000 in 2004 compared to $607,000 in 2003.

         Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches.

         Order Book

Outstanding customer orders for Transition Networks products were approximately $956,000 at March 1, 2005 and $1,047,000 at March 1, 2004. Transition Networks fills orders on a relatively short-term basis and therefore does not believe its order book is a significant indicator of future results.


(iii) MiLAN Technology Corporation

MiLAN Technology Corp, located in Sunnyvale, California is a manufacturer of media converter and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. Results of operations of MiLAN have been included in consolidated operations from March 25, 2002. Sales by MiLAN in 2004 totaled $11,386,000 and represented 10% of the "Company's" consolidated sales compared to 2003 sales of $13,146,000 or 13% of consolidated sales.

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



         Manufacturing and Sources of Supply

MiLAN outsources most of its manufacturing with approximately 85% of its products manufactured offshore, principally in the Far East. These offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

         Markets and Marketing

MiLAN competes in the wired and wireless networking markets. The wired networking market consists of the media conversion products and the Ethernet switch markets. MiLAN also offers products in the newest and potentially high growth wireless market.


Marketing primarily consists of tradeshows, trade magazine advertising, public relations activities, and direct mail. MiLAN also provides and participates in advertising and cooperative marketing campaigns with distribution partners

         Order Book

Outstanding customer orders for MiLAN products were approximately $117,000 as of March 1, 2005 compared to $350,000 as of March 1, 2004. MiLAN does not believe its order book is a significant indicator of future results.

(iv) JDL Technologies, Inc.

JDL Technologies, Inc., located in Edina, Minnesota ("JDL"), provides telecommunications network design, specification, and training services to K-12 educational institutions. JDL focus's on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools. Sales by JDL for 2004 were $7,969,000 and represented 7% of the "Company's" consolidated sales compared to 2003 sales of $11,868,000 or 12% of consolidated sales. Sales of hardware, software and related equipment totaled $6,324,000 in 2004 or 79% of total JDL sales compared to $5,361,000 in 2003 or 45% of total JDL sales. Training, support and consulting revenue were $1,645,000 and $6,507,000 in 2004 and 2003, respectively.

         Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $2,517,000 as of March 1, 2005 and $2,180,000 at March 1, 2004.
JDL does not believe its order book is a significant indicator of future results.



(v) Austin Taylor

Austin Taylor Communications, Ltd. manufactures voice and data connectors and related ancillary products at its plant in Bethesda, Wales, U.K. Its product line consists of British standard line jacks, patch panels, data modules, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames. Austin Taylor also manufactures its "AT Net" structured cabling range. Sales by Austin Taylor were $8,029,000, or 7% of the "Company's" consolidated revenues, in 2004 and $6,640,000 or 6% of consolidated revenues in 2003.

Austin Taylor is a vertically integrated manufacturer with metal stamping, metal bending, forming and painting. It also has plastic injection molding and printed circuit board assembly capabilities. Austin Taylor's products are sold direct to customers and through distributors. Approximately 60% of Austin Taylor sales were to United Kingdom customers in 2004 and in 2003.

Outstanding customer orders for Austin Taylor products were approximately $190,000 at March 1, 2005 compared to $450,000 at March 1, 2004. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.




(2) Employment Levels

As of March 1, 2005 the Company employed 496 people. Of this number, 263 were employed by Suttle (including 122 in Hector, Minnesota and 141 in Costa Rica), 94 by Transition Networks, Inc., 32 by MiLAN Technology., 27 by JDL Technologies, Inc., 14 by Image Systems Corp., 48 by Austin Taylor Communications, Ltd and 18 general and administrative positions. The Company considers its employee relations to be good.




(3)  Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words "believes", "expects", "anticipates", "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to RBOCs and other major customers; competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, profitability of recent acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; unfavorable resolution of claims and litigation, availability of adequate supplies of raw materials and components; fuel prices; government funding of education technology spending; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

(4)  Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2005 were as follows:

       Name        Age                       Position1
-----------------  ---      ----------------------------------------------------

Curtis A. Sampson   71      Chairman of the Board and
                            Chief Executive Officer [1970]

Jeffrey K. Berg     62      President and Chief Operating Officer [2000]2

Paul N. Hanson      58      Vice President - Finance, Treasurer, Secretary
                            and Chief Financial Officer [1982]

David R. Opsahl     55      Exec.Vice President - Corporate Development [2004]3

Daniel G. Easter    48      President and General Manager,
                            Transition Networks, Inc. [2000] 4

Thomas J. Lapping   46      President , JDL Technologies, Inc. [1998]5

David T. McGraw     53      President and General Manager,
                            Suttle Apparatus Corporation [2002]6

Gary D. Nentwig     62      President and General Manager,
                            MiLAN Technology Corporation. [2002] 7
         ---------------------------------

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

3 Mr. Opsahl was appointed Executive Vice President, Corporate Development in June 2004. Mr. Opsahl was President and Owner of a consulting business from July 2003 to May 2004. Prior to May 2004 Mr. Opsahl was Senior Vice President, Professional Services for ADC Telecommunications Inc."

4 Mr. Easter was appointed President of Transition Networks, Inc. in September 2000. From July 1997 to September 2000, he served as Transition Networks Vice President of Sales and Marketing. Prior to July 1997, he was an executive of Allied Telesyn International Corporation in Seattle, WA.

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

7 Mr. Nentwig was appointed President of MiLAN Technology Corporation in March 2002 (CSI acquired substantially all assets of MiLAN from Digi International, March 25, 2002) Mr. Nentwig previously served as MiLAN's General Manager.

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

    - Suttle's manufacturing is conducted at two locations. At Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

    - In 2004, the Company acquired a 30,000 square foot facility in Eden Prairie, Minnesota as part of the Image Systems Corporation acquisition. In addition to the Image Systems operations, the facility serves as distribution center for Transition Networks, Inc.

    - Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

    - Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota where its engineering and administrative operations are conducted.

    - JDL Technologies, Inc. leases an 11,000 square foot facility in Edina, Minnesota where its operations are located.

    - MiLAN Technology Corporation leases a 24,000 square foot facility in Sunnyvale, California, where its business and distribution operations are conducted.

    - The Company owns a 35,000 square foot building in Lawrenceville, Illinois. This facility is currently leased to other tenants.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

A former officer of one of the Company's subsidiaries has challenged the Company's determination of the retirement benefit payable to be provided to the former officer. The former officer has asserted that, in addition to the retirement benefit the Company has provided, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on language in his employment contract with the subsidiary and a related letter delivered by the Company when the former officer entered into the employment contract. The Company has denied the former officer's claim for a supplemental retirement benefit. While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, the Company has not received any formal notice that legal proceedings have been started. If the former officer initiates legal action, the Company will vigorously defend against any claims that may be asserted.

The Company is not aware of any other material litigation or other claims presently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION
Effective January 27, 2003 the Company began trading its common stock on the American Stock Exchange ("AMEX") under the trading symbol JCS. Prior to January 27, 2003 the Company's common stock was traded in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ").


The table below presents the price range of high and low trades of the Company's common stock for each quarterly period indicated as reported by AMEX for 2004 and 2003. These prices indicate inter-dealer prices without retail markup, markdowns or commissions:

                               2004                               2003
                    -------------------------           ------------------------
                       High              Low              High               Low

First                 $8.97            $7.75             $8.50             $6.40
Second                 9.24             7.66              8.35              6.95
Third                  8.40             7.55              8.38              7.55
Fourth                12.74             8.25              8.04              6.76

(b) HOLDERS

At March 1, 2005 there were approximately 740 holders of record of Communications Systems, Inc. common stock.

(c) DIVIDENDS

Quarterly dividends of $.04 per share were paid at the beginning of each of the four fiscal quarters in 2003. In 2004, a $.04 per share quarterly dividend was paid in the first and second quarters, and increased to dividends of $.05 and $.06 per share in the third and fourth quarters, respectively. A $.07 per share quarterly dividend was declared by the Board of Directors in the first quarter of 2005 payable April 1, 2005.

(d) RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(e) REPURCHASES OF ISSUER'S EQUITY SECURITIES

The registrant repurchased 48 shares of its common stock totaling $540 during the fourth quarter of 2004. At December 31, 2004, the Company was authorized to purchase in accordance with Rule 10b-18 282,433 shares of its common stock pursuant to Board authorizations granted in November 2002.

ITEM 6.  SELECTED FINANCIAL DATA

                                     COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                             SELECTED FINANCIAL INFORMATION
                                        (in thousands except per share amounts)

                                                                    Year Ended December 31
                                                 ----------------------------------------------------------------
                                                    2004          2003          2002          2001          2000
                                                 --------      --------      --------      --------      --------
Selected Income Statement Data
Sales  (2)                                       $110,779      $102,411      $107,300      $ 95,105      $119,720

Costs and Expenses:
  Cost of Sales                                    74,295        72,949        78,748        69,602        82,355
  Selling, General and Administrative Expenses     29,120        25,442        24,612        24,691        29,432
                                                 --------      --------      --------      --------      --------
    Total Costs and Expenses                      103,415        98,391       103,360        94,293       111,787

Operating Income (1) (2)                            7,364         4,020         3,940           812         7,933

Other income (expense), Net                           167           315           (45)          225           339

Income Before Income Taxes (1) (2)                  7,531         4,335         3,895         1,037         8,272
Income Tax Expense                                  2,768         1,618         1,558           325         1,600
                                                 --------      --------      --------      --------      --------
Net Income (1) (2)                               $  4,763      $  2,717      $  2,337      $    712      $  6,672
                                                 ========      ========      ========      ========      ========

Basic Net Income Per Share (1) (2)               $    .58      $    .33      $    .28      $    .09      $    .76
                                                 ========      ========      ========      ========      ========

Diluted Net Income Per Share (1) (2)             $    .57      $    .33      $    .28      $    .09      $    .75
                                                 ========      ========      ========      ========      ========

Cash Dividends Per Share                         $    .19      $    .16      $    .04      $    .30      $    .40
                                                 ========      ========      ========      ========      ========

Average Common and Potential Common
  Shares Outstanding                                8,263         8,186         8,246         8,365         8,865
                                                 ========      ========      ========      ========      ========

Selected Balance Sheet Data
Total Assets                                     $ 89,481      $ 79,096      $ 88,758      $ 88,012      $ 93,198
Property, Plant and Equipment, Net                  7,040         5,832         7,425         8,137        10,106
Stockholders' Equity                               77,051        70,838        68,871        67,308        71,267

(1) 2004, 2003 and 2002 amounts benefited from the implementation of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as disclosed in Note 9 of the consolidated financial statements, included in
    Item 8.
(2) 2004, 2003 and 2002 amounts include results from the acquisition of MiLAN Technology Corporation in March 2002 and 2004 include the results from Image Systems Corporation acquisition in March of 2004.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Communications Systems, Inc. (herein collectively called "CSI", "our" or the "Company") is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems and the manufacture of media and rate conversion products for telecommunications networks. CSI also provides network design, training services, general contracting of infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

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

Sales Returns: An allowance is established for possible return of products, rebates and advertising allowances. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these allowances adequate and proper, changes in customers' behavior versus historical experience or changes in the Company's return policies are among the factors that would result in materially different amounts for this item.

Inventory Valuation: The Company's inventories are valued at the lower of cost or market. Reserves for overstock and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Income Taxes: We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In the preparation of the Company's consolidated financial statements, management calculates income taxes. This includes estimating the Company's current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The valuation allowance for deferred income tax benefits is determined based upon the expectation of whether the benefits are more likely than not to be realized.

Warranty: We provide a standard product warranty program for our product lines and a five year warranty on certain equipment purchased from two vendors and installed at our customer locations. We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, our vendors' experience and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. Though management considers these balances adequate and proper, changes in the Company's warranty policy or a significant change in product defects versus historical experience are among the factors that could result in materially different amounts for this item.

Goodwill Impairment: Beginning in 2002, goodwill is required to be evaluated annually for impairment, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment must be recorded. As of December 31, 2004, 2003 and 2002 the Company had net goodwill of $5,264,000, $5,254,000 and $5,254,000, respectively. Carrying amounts of goodwill by segment as of December 31, 2004 is as follows: Suttle $1,198,000; Transition Networks/MiLAN Technology $3,362,000; JDL Technologies $704,000.

The Company believes that accounting estimates related to goodwill impairment are critical because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management's assumptions about inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues.

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Related to the Suttle, Austin Taylor, and Transition Networks and MiLAN Technology segments, the earning process completion is evidenced through the shipment of goods as the terms these segments are FOB shipping point and the risk of loss is transferred upon shipment and they are have no significant obligations subsequent to that point. Other than the sales returns as discussed above, there are not significant estimates related to revenue recognition for these segments. JDL Technologies, Inc Segment (JDL) records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by the customer. JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates' net assets into U.S dollars are recorded in other comprehensive income.


Results of operations

                              2004 Compared to 2003


Consolidated sales in 2004 increased 8% to $110,779,000 compared to $102,411,000 in 2003. The 2004 revenues include $2,224,000 in sales contributed from the Image Systems business unit, which was acquired in March 2004. Image Systems incurred a $265,000 operating loss in 2004. Consolidated operating income in 2004 increased to $7,364,000 compared to operating income of $4,020,000 in 2003. The Company's core business units providing broadband products, Digital Subscriber Line (DSL) products and media conversion and network switching products provided the revenue and earnings growth in 2004 compared to 2003.

Suttle's sales increased 22% to $40,114,000 in 2004 as compared to $32,900,000 in 2003. Sales to customers in the United States (U.S.) in 2004 increased 20% to $38,430,000 from $31,976,000 in 2003. Suttle's sales increases are attributable to increases in capital spending by telecommunications industry companies and in particular the former Regional Bell Operating Company (RBOC) customers. Sales to the RBOC's increased 23% to $22,388,000 in 2004 from $18,190,000 in 2003 which represent 55% of Suttle's U.S. customer sales in 2004 and 2003. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $9,554,000 in 2004 compared to $7,441,000 in 2003. Suttle also provided contract manufacturing services to one company, which generated revenues of approximately $2,550,000 in 2004 and $3,400,000 in 2003.

Suttle's gross margins increased 50% to $9,961,000 in 2004 compared to $6,611,000 in 2003. Gross margin as a percentage of sales improved to 24% in 2004 from 20% in 2003. The gross margin percentage increase was due to increased business volumes, cost reductions gained by shifting more manufacturing to the lower cost plant in Costa Rica and from outsourcing the manufacturing of certain products to Asia. Suttle is utilizing offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and its DSL line filter business. Selling, general and administrative expenses increased to $5,201,000 in 2004 compared to $4,597,000 in 2003 due to increased sales and marketing costs. Suttle's operating income increased to $4,760,000 in 2004 compared to operating income of $2,014,000 in 2003.

Austin Taylor's sales increased in 2004 to $8,029,000 compared to $6,640,000 in 2003 reflecting an increase in sales to several key United Kingdom (U.K.) telecommunications customers. Austin Taylor reported a gross margin of $275,000 in 2004 compared to a negative gross margin of $288,000 in 2003. The increase in gross margin was principally due to higher business volumes and reductions in manufacturing and overhead costs. Austin Taylor is also utilizing offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of their product line. Selling, general and administrative expenses decreased $553,000 in 2004 due to lower selling and administrative costs. Severance costs relative to workforce reductions incurred in 2003 were approximately $420,000. No such costs were incurred in 2004. Austin Taylor's operating loss in 2004 was $450,000 in 2004 compared to an operating loss of $1,566,000 in 2003.

Transition Networks / MiLAN Technology segment sales increased to $52,443,000 in 2004 compared to $51,002,000 in 2003. Combined segment sales to international customers were $10,553,000 representing 20% of total segment sales in 2004 compared to $11,816,000 or 22% in 2003. Gross margin increased to $21,174,000 in 2004 from $18,584,000 in 2003. Gross margin as a percentage of sales was 40% in 2004 compared to 36% in 2002. The gross margin increase was due to higher business volumes and reductions in material and product component cost reductions from vendors. Selling, general and administrative expenses increased to $16,640,000 in 2004 compared to $14,260,000 in 2003 due to higher sales and marketing expenses including incentives, promotional costs and additional sales staff. Selling, general and administrative expenses as a percentage of sales were 32% in 2004 and 28% in 2003. Operating income was $4,533,000 in 2004 compared to $4,325,000 in 2003.

JDL Technologies, the Company's technology consulting segment for the education market, sales decreased to $7,969,000 in 2004 compared to $11,868,000 in 2003. Computer and network hardware sales represented $4,113,000 or 52% of total JDL revenues in 2004 compared to $5,361,000 or 45% of total revenue in 2003. Consulting, training and support and connectivity services were $3,856,000 or 48% of total 2004 sales compared to $6,507,000 or 55% of total sales in 2003. Gross margin in 2004 was $4,199,000 or 53% compared to $4,554,000 or 38% in 2003. The gross margin as a percentage of sales increased due to higher margin sales of connectivity and consulting services to client school districts. Selling, general and administrative expenses decreased to $3,015,000 in 2004 compared to $3,454,000 in 2003 due primarily to lower administrative and sales staffing expenses. Operating income remained consistent at $1,184,000 in 2004 compared to $1,100,000 in 2003

Consolidated investment and other income decreased $184,000 in 2004 compared to 2003. The Company realized a net gain of approximately $280,000 on disposal of non-operating assets upon termination of all production in Puerto Rico in the second quarter of 2003 which was recorded as other income. Investment income increased by $96,000 in 2004 compared to 2003. Interest expense (and related line of credit fees) decreased by $35,000 in 2004 compared to 2003 due to a decrease in annual average borrowings on a line of credit and a lower effective interest rate. Consolidated income before income taxes increased to $7,531,000 in 2004 compared to $4,335,000 in 2003. The Company's annualized effective income tax rate was approximately 37% in 2004 and 2003. Consolidated net income in 2004 increased to $4,763,000 compared to $2,717,000 in 2003.

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

Suttle's sales were $32,900,000 in 2003 as compared to $33,159,000 in 2002. Sales to customers in the United States (U.S.) in 2003 increased 1% to $31,796,000 from $31,383,000 in 2002. Suttle's sales increases are attributable to increases in capital spending by telecommunications industry companies and in particular the former Regional Bell Operating Company (RBOC) customers. Sales to the RBOC's increased 9% to $18,190,000 in 2003 from $16,687,000 in 2002 which represent 55% and 50% of Suttle's U.S. customer sales in 2003 and 2002, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased to $7,441,000 in 2003 compared to $9,779,000 in 2002. Suttle's international sales decreased to $1,104,000 in 2003 compared to $1,776,000 in 2002. Suttle also provide contract manufacturing services to one company, which generated revenues of approximately $3,400,000 in 2003 and $1,500,000 in 2002.

Suttle's gross margins increased 28% to $6,611,000 in 2003 compared to $5,148,000 in 2002. Suttle recorded a write down of excess and slow-moving inventory approximating $1,700,000 in 2002. Gross margin as a percentage of sales improved to 20% in 2003 from 16% in 2002. The gross margin percentage increase was due to the effect of the 2002 writedown of excess and slow-moving inventory and to cost and workforce reduction measures implemented in 2003. The Company has downsized operations by closing two of three manufacturing facilities in Puerto Rico in 2002 and its final building in May 2003 to align production capacities and overhead with current business volumes. Suttle is also utilizing offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and its DSL line filter business. Suttle's operating income increased to $2,014,000 in 2003 compared to an operating loss of $710,000 in 2002.

Austin Taylor's sales decreased in 2003 to $6,640,000 compared to $7,138,000 in 2002 reflecting a decline in sales to several key United Kingdom (U.K.) telecommunications customers. Austin Taylor reported negative gross margin of ($288,000) in 2003 compared to $691,000 in 2002. The decline in gross margin was principally due to increased pricing competition, lower business volumes and excess manufacturing and overhead capacity. Severance costs relative to workforce reductions incurred in 2003 were approximately $420,000. Selling, general and administrative expenses increased $209,000 in 2003 due to higher selling and marketing costs. Austin Taylor's operating loss in 2003 was $1,566,000 in 2003 compared to an operating loss of $377,000 in 2002.

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

JDL Technologies, the Company's technology consulting segment for the education market, sales decreased to $11,868,000 in 2003 compared to $17,992,000 in 2002. Several major projects were delayed due to processing problems of applications for funds from the federal government's E-Rate program. Computer and network hardware sales represented $5,361,000 or 45% of total JDL revenues in 2003 compared to $13,155,000 or 73% of total revenue in 2002. Consulting, training and support were $6,507,000 or 55% of total 2003 sales compared to $4,837,000 or 27% of total sales in 2002. Gross margin in 2003 was $4,554,000 or 38% compared to $5,825,000 or 32% in 2002. Increased sales of higher margin consulting and training services produced a higher gross margin percentage in 2003 compared to 2002. Selling, general and administrative expenses remained consistent at $3,454,000 in 2003 compared to $3,424,000 in 2002. Operating income decreased to $1,100,000 in 2003 compared to $2,401,000 in 2002

Consolidated investment and other income increased $160,000 in 2003 compared to 2002. The Company realized a net gain of approximately $280,000 on disposal of non-operating assets upon termination of all production in Puerto Rico in the second quarter of 2003 which was recorded as other income. Interest expense decreased by $201,000 in 2003 compared to 2002 due to a decrease in annual average borrowings on a line of credit and a lower effective interest rate. Income before income taxes increased by $441,000 to $4,335,000 compared to $3,894,000 in 2002. The Company's annualized effective income tax rate is approximately 37% in 2003 compared to 40% in 2002. The reduction in the effective income tax rate in 2003 is due to the utilization of available tax credits and income exclusions. Net income in 2003 increased $381,000 to $2,717,000 compared to $2,336,000 in 2002.


                          Acquisitions and Dispositions

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price per share of approximately $2.8 million. Image Systems Corporation, located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's consolidated financial results from the purchase date March 24, 2004.

Effective March 25, 2002, the Company acquired substantially all the assets of the MiLAN division of Digi International, Inc. for approximately $8,100,000 in cash. MiLAN, located in Sunnyvale, California is a manufacturer of media and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. The acquisition was accounted for as a purchase and operations of MiLAN have been included in consolidated financial results March 25, 2002.

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

                         Liquidity and Capital Resources

At December 31, 2004, the Company had approximately $25,843,000 of cash and cash equivalents compared to $14,941,000 of cash and cash equivalents at December 31, 2003. The Company had current assets of approximately $76,220,000 and current liabilities of $12,430,000 at December 31, 2004 compared to current assets of $66,210,000 and current liabilities of $8,258,000 at the end of 2003. The increase in working capital was primarily due to improved 2004 operations and cash flow from operations.

Cash flow provided by operating activities was approximately $14,631,000 in 2004 compared to $4,572,000 provided by operations in 2003. The increase was primarily due to the Company's improved profitability, decreased accounts receivable and inventory levels and an increase in trade and income tax payable levels and accrued liabilities.

Investing activities used $4,621,000 of cash in 2004 compared to cash used in investing activities in 2003 of $1,208,000. The Company purchased substantially all the assets of Image Systems Corporation for approximately $2,800,000 in cash in the first quarter of 2004 financed through internal cash flows. Cash investments in new plant and equipment totaled $1,977,000 in 2004 compared to $715,000 in 2003. The Company expects to invest approximately $1,500,000 on capital additions in 2005.

Net cash provided by financing activities was $1,001,000 in 2004 compared to net cash used in financing activities of $8,269,000 in 2003. Cash dividends paid on common stock totaled $1,399,000 in 2004 and $1,307,000 in 2003. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $2,408,000 in 2004 and $135,000 in 2003. The Company purchased and retired 1,000 and 14,000 shares of its stock in open market transactions during 2004 and 2003 respectively. Board authorizations are outstanding to purchase approximately 282,000 additional shares. The Company may purchase and retire additional shares in 2005 if warranted by market conditions and the Company's financial position. The Company paid down the outstanding balance of its line of credit of $7,000,000 in the first quarter of 2003. There have been no further advances on the line of credit subsequent to that period.

The Company has revoked its Section 936 election effective January 1, 2002 and has included all subsequent Puerto Rico operations in its consolidated federal income tax group. As a result, the Company expects its corporate income tax rate on current and future earnings to continue to more closely match normal U.S. income tax rates. The effective tax rate in 2004 and 2003 was approximately 37% and 40% in 2002. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been recognized was approximately $11,054,000 at December 31, 2004. Tollgate taxes of approximately $860,000 have been accrued and will likely be paid on these prior earnings in 2005.

At December 31, 2004 approximately $5,138,000 and $937,000 of assets were invested in the Company's subsidiaries in the United Kingdom and Costa Rica, respectively. The remaining Puerto Rico assets were transferred to the U.S. in the first quarter of 2004. Tollgate taxes have been accrued and will be paid in 2005 on these transfers. The Company expects to maintain assets in the United Kingdom and Costa Rica as needed to support the continued operation of those subsidiaries. The Company uses the U.S. dollar as its functional currency in Costa Rica. The United Kingdom is a politically and economically stable country. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

The Company' had no outstanding obligations under its line of credit at December 31, 2004 and 2003. The Company paid this credit line in full in March 1, 2003. The Company's entire credit line ($10,000,000 at March 1, 2005) is available for use. In the opinion of management, based on the Company's current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company's anticipated operating and capital expenditure needs.

                         Contractual Obligation Summary

The Company leases land, buildings and equipment under operating leases with original terms from one to five years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $1,198,000, $1,271,000 and $1,135,000 in 2004, 2003 and 2002 respectively. Sublease income received was $71,000, $62,000 and $57,000 in 2004, 2003 and 2002 respectively.
At December 31, 2004, the Company was obligated under non-cancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
                  2005                           $   710,000
                  2006                               704,000
                  2007                               227,000
                                                 -----------
                                                 $ 1,641,000
                                                 ===========

As of December 31, 2004, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

                    Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. (As valued and calculated under SFAS No. 123 for pro forma disclosures). The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (revised 2004).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (the "FSP") to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company's tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act's enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not and is not expected to have a material impact on our financial position and results of operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2004 our bank line of credit carried a variable interest rate based on our bank's average certificate of deposit rate plus 1.5%. The Company's investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche   LLP
---------------------------
Deloitte & Touche LLP
March 22, 2005
Minneapolis, Minnesota

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31
                                                   ----------------------------
                                                          2004            2003
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 25,842,580    $ 14,941,254
  Trade accounts receivable, less allowance
    for doubtful accounts of $1,427,000 and
    $1,423,000, respectively                         22,077,987      22,647,129
  Related party receivables (Note 1)                    283,378         387,411
  Inventories (Note 2)                               23,935,421      24,354,041
  Other current assets                                  966,061       1,197,027
  Deferred income taxes (Note 7)                      3,114,338       2,682,869
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                           76,219,765      66,209,731

PROPERTY, PLANT AND EQUIPMENT, net (Notes 1 and 3)   7,040,075       5,831,711

OTHER ASSETS:
  Excess of cost over net assets
    acquired (Notes 1 and 9)                          5,264,095       5,253,793
  Investments (Note 1)                                   19,242          41,846
  Deferred income taxes (Note 7)                        569,037       1,252,757
  Other assets                                          368,857         506,120
                                                   ------------    ------------
    TOTAL OTHER ASSETS                                6,221,231       7,054,516
                                                   ------------    ------------

TOTAL ASSETS                                       $ 89,481,071    $ 79,095,958
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  4,631,722    $  2,194,560
  Accrued compensation and benefits                   3,472,704       3,013,533
  Other accrued liabilities                           2,009,822       1,885,000
  Dividends payable                                     508,969         327,397
  Income taxes payable                                1,806,582         837,703
                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                        12,429,799       8,258,193

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (Notes 1 and 6)
  Preferred stock, par value $1.00 per share;
    3,000,000 shares authorized; none issued
  Common stock, par value $.05 per share;
    30,000,000 shares authorized; 8,502,700 and
    8,185,371 shares issued and outstanding,
    respectively                                        425,135         409,268
  Additional paid-in capital                         30,803,482      27,954,636
  Retained earnings                                  45,456,339      42,278,484
  Cumulative other comprehensive income  (Note 1)       366,316         195,377
                                                   ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                       77,051,272      70,837,765
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 89,481,071    $ 79,095,958
                                                   ============    ============

See notes to consolidated financial statements.

                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                               Year Ended December 31
                                     ------------------------------------------
                                           2004           2003          2002
                                     ------------   ------------   ------------
SALES (Note 10):                     $110,778,938   $102,410,501   $107,299,857

COSTS AND EXPENSES:
  Cost of sales                        74,295,403     72,948,849     78,748,160
  Selling, general and
    administrative expenses            29,119,767     25,441,483     24,611,972
                                     ------------   ------------   ------------
    TOTAL COSTS AND EXPENSES          103,415,170     98,390,332    103,360,132
                                     ------------   ------------   ------------

OPERATING INCOME                        7,363,768      4,020,169      3,939,725

OTHER INCOME (EXPENSE):
  Investment and other income             214,338        398,091        238,316
  Interest expense                        (47,373)       (82,779)      (283,369)
                                     ------------   ------------   ------------
    OTHER INCOME (EXPENSE), net           166,965        315,312        (45,053)
                                     ------------   ------------   ------------

INCOME BEFORE INCOME TAXES              7,530,733      4,335,481      3,894,672

INCOME TAX EXPENSE (Note 7)             2,768,000      1,618,000      1,558,000
                                     ------------   ------------   ------------

NET INCOME                              4,762,733      2,717,481      2,336,672
                                     ------------   ------------   ------------

OTHER COMPREHENSIVE INCOME
  Foreign currency translation
    adjustment                            170,939        264,755        354,403
                                     ------------   ------------   ------------

COMPREHENSIVE INCOME                 $  4,933,672   $  2,982,236   $ 2,691,075
                                     ============   ============   ============


BASIC NET INCOME
  PER COMMON SHARE (Note 1)          $        .58   $        .33   $        .28
                                     ============   ============   ============

DILUTED NET INCOME
  PER COMMON SHARE (Note 1)          $        .57   $        .33   $        .28
                                     ============   ============   ============

AVERAGE BASIC SHARES OUTSTANDING        8,263,041      8,169,078      8,245,352
AVERAGE DILUTED SHARES OUTSTANDING      8,320,614      8,185,679      8,246,481

See notes to consolidated financial statements.


                                           COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                     Cumulative
                                          Common Stock              Additional                           Other
                                    ------------------------          Paid-in         Retained       Comprehensive
                                       Shares         Amount          Capital         Earnings       Income (Loss)         Total
                                    ---------      ---------       -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 2001        8,262,314      $ 413,116       $27,855,529      $39,463,137        $ (423,781)      $67,308,001
  Net income                                                                          2,336,672                           2,336,672
  Issuance of common stock under
    Employee Stock Purchase Plan       36,276          1,814           188,744                                              190,558
  Issuance of common stock to
    Employee Stock Ownership Plan      25,000          1,250           187,250                                              188,500
  Issuance of common stock under
    Employee Stock Option Plan          1,700             85            11,645                                               11,730
  Purchase of common stock           (182,574)        (9,130)         (630,005)        (553,737)                         (1,192,872)
  Shareholder dividends                                                                (325,714)                           (325,714)
  Other comprehensive gain                                                                                354,403           354,403
                                    ---------      ---------       -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 2002         8,142,716     $ 407,135       $27,613,163      $40,920,358         $ (69,378)      $68,871,278
  Net income                                                                          2,717,481                           2,717,481
  Issuance of common stock under
    Employee Stock Purchase Plan       23,172          1,159           122,503                                              123,662
  Issuance of common stock to
    Employee Stock Ownership Plan      32,000          1,600           253,440                                              255,040
  Issuance of common stock under
    Employee Stock Option Plan          1,700             85            11,645                                               11,730
  Purchase of Common stock            (14,217)          (711)          (46,115)         (51,122)                            (97,948)
  Shareholder dividends                                                              (1,308,233)                         (1,308,233)
  Other comprehensive gain                                                                                264,755           264,755
                                    ---------      ---------       -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 2003        8,185,371      $ 409,268       $27,954,636      $42,278,484         $ 195,377       $70,837,765
  Net income                                                                          4,762,733                           4,762,733
  Issuance of common stock under
    Employee Stock Purchase Plan       22,193          1,110           160,489                                              161,599
  Issuance of common stock to
    Employee Stock Ownership Plan      33,000          1,650           262,724                                              264,374
  Issuance of common stock under
    Employee Stock Option Plan        263,170         13,159         2,233,212                                            2,246,371
  Tax benefit from non-qualified
    employee stock options                                             195,976                                              195,976
  Purchase of Common stock             (1,034)           (52)           (3,555)          (4,873)                             (8,480)
  Shareholder dividends                                                              (1,580,005)                         (1,580,005)
  Other comprehensive gain                                                                                170,939           170,939
                                    ---------      ---------       -----------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 2004        8,502,700      $ 425,135       $30,803,482      $45,456,339         $ 366,316       $77,051,272
                                    =========      =========       ===========      ===========       ===========       ===========

See notes to consolidated financial statements.


                                  COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31
                                                               --------------------------------------------------
                                                                     2004               2003               2002
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  4,762,733       $  2,717,481       $  2,336,672
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                             2,271,569          2,463,478          2,633,671
        Deferred taxes                                              733,251          2,215,920           (905,114)
        (Gain) Loss on sale of assets                               (11,748)
        Tax benefit from non-qualified stock options                195,976
        Changes in assets and liabilities net of effects
        from acquisitions:
          Trade and related party receivables                     1,377,475         (3,168,871)         2,333,236
          Inventories                                             1,280,612          4,945,452          1,075,464
          Other current assets                                      266,694            192,973           (824,839)
          Accounts payable                                        2,206,175         (3,177,738)          (389,124)
          Accrued expenses                                          578,909            363,125            621,730
          Income taxes payable                                      968,879         (1,979,552)           570,087
                                                               ------------       ------------       ------------
            Net cash provided by operating activities            14,630,525          4,572,268          7,451,783

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,976,748)          (714,591)        (1,740,220)
    Maturities of debt securities                                                                          21,809
    Other assets                                                    104,057           (493,145)           157,015
    Collection of notes receivable                                                                      2,765,390
    Proceeds from the sale of fixed assets                           53,396
    Payment for purchase of Image Systems Corporation            (2,801,683)
    Payment for purchase of MiLAN Technology Corporation                                               (8,127,751)
                                                               ------------       ------------       ------------
          Net cash used in investing activities                  (4,620,978)        (1,207,736)        (6,923,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                                                      (7,000,000)        (2,000,000)
    Cash dividends paid                                          (1,398,434)        (1,306,550)
    Proceeds from issuance of common stock                        2,407,970            135,392            202,288
    Purchase of common stock                                         (8,480)           (97,948)        (1,192,872)
                                                               ------------       ------------       ------------
          Net cash provided by (used in) financing activities     1,001,056         (8,269,106)        (2,990,584)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                    (109,277)            29,500             39,003
                                                               ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             10,901,326         (4,875,074)        (2,423,555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   14,941,254         19,816,328         22,239,883
                                                               ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 25,842,580       $ 14,941,254       $ 19,816,328
                                                               ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Income taxes paid                                          $  1,841,526       $  1,116,627       $    973,932
    Interest paid                                                    47,373            102,566            356,357
    Dividends declared not paid                                     508,969            327,397            325,714

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: The Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications. The Company sells these products to telephone companies, electrical contractors, interconnect companies, original equipment manufacturers and retailers. The Company also owns subsidiaries which manufacture media and rate conversion products (products that permit telecommunications networks to move information between copper wired equipment and fiber-optic cable) and offer internet network design, specification and training services to educational institutions. The Company's operations are currently located in the United States, United Kingdom, and Costa Rica. Until May 2003, the Company also had operations in Puerto Rico.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, lower of cost or market inventory adjustments, provision for income taxes and deferred taxes, fixed asset impairment review, goodwill and other intangible asset impairment review and depreciable lives of fixed assets.

Financial instruments: The fair value of the Company's financial instruments, which consist of investment securities, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their carrying value due to their short-term nature or the variable interest rate on outstanding indebtedness.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation ("HCC"), a former subsidiary of the Company. Several of the Company's officers and directors work in similar capacities for HCC. Outstanding receivable balances from HCC were $221,000 and $223,000 at December 31, 2004 and 2003, respectively. Accounts with HCC are paid on a current basis during the year. The Company also has certain receivables from employees and an officer, the majority of which are repaid through biweekly payroll deductions. These receivables totaled $63,000 and $164,000 as of December 31, 2004 and 2003 respectively. These receivables earn interest ranging from 6.5% to 8 % and have maturity dates extending through 2006.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Investments: The Company owns marketable securities for which the underlying cost approximates market value at December 31, 2004 and 2003.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses was $2,222,000, $2,394,000 and $2,564,000 for 2004, 2003 and 2002, respectively.
Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Excess of cost over net assets acquired (Goodwill) and other intangible assets:
Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets with discrete useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $46,000, $69,000 and $70,000 in 2004, 2003 and 2002, respectively.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. Should the sum of the expected future net cash flows be less than the carrying value, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset based on market value that is based on the discounted cash flows expected to be generated by the asset.

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2004 and 2003. Interest on borrowings on the credit line is at the bank's average CD rate plus 1.5% (2.9% at December 31, 2004). The credit agreement matures June 30, 2005 and is secured by assets of the Company.

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

The following table presents the changes in the Company's warranty liability for the year ended December 31, 2004 and 2003, which relates to normal product warranties and a five year obligation to provide for potential future liabilities for network equipment sales.
                                                      2004           2003
                                                  ---------      ---------
     Beginning Balance                           $  659,684      $ 662,672
     Actual warranty costs paid                    (124,368)      (568,768)
     Amounts charged to expense                     375,034        565,780
                                                  ---------      ---------
     Ending balance                              $  910,350      $ 659,684
                                                  =========      =========

Foreign currency translation: The functional currency of Austin Taylor is the United Kingdom pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. The cumulative foreign currency translation balance is $366,000 and $195,000 at December 31, 2004 and 2003, respectively.

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

JDL Technologies records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by customer. Revenue under customer service contracts is recognized on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern.

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

Research and development: Research and development consists mostly of outside testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $670,000 in 2004, $607,000 in 2003, and $482,000 in 2002,
respectively.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 57,573 shares, 16,601 shares, and 1,129 shares in 2004, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common stock during the year for 2004, 2003, and 2002 was 344,200, 905,000 and 1,142,000, respectively

Stock-based employee compensation plans: The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost is reflected in the consolidated statements of income and comprehensive income. If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income and net income per share would have been as follows:

                                                Year Ended December 31
                                        ---------------------------------------
                                             2004          2003          2002
                                        -----------   -----------   -----------
Net Income
As reported                             $ 4,763,000   $ 2,717,000   $ 2,337,000
Compensation expense, net of tax        $  (378,000)  $  (558,000)  $  (975,000)
Pro forma                               $ 4,385,000   $ 2,159,000   $ 1,362,000

Earnings Per Share-Basic
As reported                             $      . 58   $       .33   $      . 28
Pro forma                               $       .53   $       .26   $      . 17

Earnings Per Share-Diluted
As reported                             $      . 57   $       .33   $      . 28
Pro forma                               $       .53   $       .26   $      . 17

Information on the Company's stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 6.

Basis of presentation: Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Recently issued accounting pronouncements: In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments. The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (revised 2004).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Management believes the adoption of SFAS No. 151 will not have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes the adoption of SFAS No. 153 will not have a material impact on our financial position and results of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (the "FSP") to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the "Act") that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers' deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company's tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act's enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. Management believes the adoption of the FSP will not have a material impact on our financial position and results of operations.

NOTE 2 - INVENTORIES Inventories consist of:
                                                                     December 31
                                                     --------------------------
                                                           2004          2003
                                                     ------------  ------------
   Finished goods                                    $ 15,613,485  $ 14,531,725
   Raw and processed materials                          8,321,936     9,822,316
                                                     ------------  ------------
                                                     $ 23,935,421  $ 24,354,041
                                                     ============  ============

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

                                                                     December 31
                                    Estimated        --------------------------
                                   useful life             2004          2003
                                   -----------       ------------  ------------
   Land                                              $    769,683  $    290,939
   Buildings and improvements       7-30 years          4,639,751     3,472,418
   Machinery and equipment          3-15 years         26,392,818    25,127,087
   Furniture and fixtures           5-10 years          3,061,659     3,441,175
                                                     ------------  ------------
                                                       34,863,911    32,331,619
         Less accumulated depreciation                (27,823,836)  (26,499,908)
                                                     ------------  ------------
                                                     $  7,040,075  $  5,831,711
                                                     ============  ============

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2004, 2003 and 2002 were $356,000, $313,000, and $312,000, respectively.

Effective January 1, 2004, the Company implemented a "Performance Unit Incentive Plan". The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of "performance units" made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met. Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. In 2004, the Company recorded contribution expense of approximately $450,000, for unpaid contributions.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $1,198,000 $1,271,000 and $1,135,000 in 2004, 2003 and 2002 respectively. Sublease income received was $71,000, $62,000 and $57,000 in 2004, 2003 and 2002 respectively. At December
31, 2004, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

         Year Ending December 31:
                  2005                               $    710,000
                  2006                                    704,000
                  2007                                    227,000
                                                     ------------
                                                     $  1,641,000
                                                     ============

As of December 31, 2004, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company' had no outstanding obligations under its line of credit at December 31, 2004 and 2003. The Company's entire credit line ($10,000,000 at March 1, 2005) is available for use.

A former officer of one of the Company's subsidiaries has challenged the Company's determination of the retirement benefit payable to be provided to the former officer. The former officer has asserted that, in addition to the retirement benefit the Company has provided, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on language in his employment contract with the subsidiary and a related letter delivered by the Company when the former officer entered into the employment contract. The Company has denied the former officer's claim for a supplemental retirement benefit. While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, the Company has not received any formal notice that legal proceedings have been started. If the former officer initiates legal action, the Company will vigorously defend against any claims that may be asserted.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company's financial position or results of operations.


NOTE 6 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company's 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 2004, 121,779 shares remained available to be issued under the plan. Options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders' meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At December 31, 2004, 34,500 shares are available to be issued under the plan.

Changes in outstanding employee and director stock options during the three years ended December 31, 2004 were as follows:
                                                                        Weighted
                                                                         average
                                                      Number of   exercise price
                                                        shares        per share
Outstanding at December 31, 2001                      1,077,811    $      13.01
                  Granted                               248,500            8.42
                  Exercised                              (1,700)           6.27
                  Canceled                             (158,457)          13.20
                                                   ------------
Outstanding at December 31, 2002                      1,166,234           12.02
                  Granted                               270,250            7.21
                  Exercised                              (1,700)           7.05
                  Canceled                             (275,828)          13.50
                                                   ------------
Outstanding at December 31, 2003                      1,158,956           10.54
                  Granted                               312,750            9.31
                  Exercised                            (263,170)           8.51
                  Canceled                             (185,511)          10.03
                                                   ------------
Outstanding at December 31, 2004                      1,023,025           10.72
                                                   ============


At December 31, 2004, 774,264 stock options are currently exercisable at a weighted average price of $9.93. The following table summarizes the status of Communications Systems, Inc. stock options outstanding at December 31, 2004:

                                               Weighted Average      Weighted
                                                    Remaining         Average
Range of Exercise Prices          Shares          Option Life     Exercise Price
------------------------       ---------          -----------     -------------
 $ 7.14 to $ 9.99                660,725            3.4 years           $  8.12
 $10.00 to $12.00                 68,100            1.0 years             11.37
 $12.01 to $14.99                 68,500            4.3 years             13.51
 $15.00 to $18.56                225,700             .6 years             17.02

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
                                                 Year Ended December 31
                                          --------------------------------------
                                            2004            2003          2002
                                          -------         -------        -------
Expected volatility                           37%             33%            33%
Risk free interest rate                      2.9%            2.6%           4.6%
Expected holding period - employees       4 years         4 years        4 years
Expected holding period - directors       7 years         7 years        7 years
Dividend yield                               2.0%            2.2%           1.9%

Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 1.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Under the terms of the plan, employees may acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 22,193, 23,172 and 36,276 for the plan years ended August 31, 2004, 2003 and 2002, respectively. At December 31, 2004 employees had subscribed to purchase an additional 22,604 shares in the current plan year ending August 31, 2004.


EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2004, the ESOP held 332,500 shares of the Company's common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company's stock. The Company's 2004 ESOP contribution was $426,564 for which the Company issued 35,000 shares of common stock to the ESOP in March 2005. The 2003 ESOP contribution was $264,374 for which the Company issued 33,000 shares in February 2004. The 2002 ESOP contribution was $255,040 for which the Company issued 32,000 shares in February 2003.


PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company's Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company's stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2004, the Company purchased and retired 1,034 shares at a cost of $8,500. In 2003, the Company purchased and retired 14,217 shares at a cost of $98,000. In 2002, the Company purchased and retired 182,574 shares at a cost of $1,193,000. At December 31, 2004, 282,433 additional shares could be repurchased under outstanding Board authorizations.

NOTE 7 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

                                                Year Ended December 31
                                       ----------------------------------------
                                             2004         2003           2002
                                       -----------  -----------     -----------
Currently payable income taxes (benefit):
     Federal                           $ 1,884,000   $  (890,000)   $ 2,000,000
     State                                 260,000       106,000        260,000
     Puerto Rico                                         133,000        161,000
     Foreign                                45,000        53,000         42,000
                                       -----------   -----------    -----------
                                         2,189,000      (598,000)     2,463,000

Deferred income taxes (benefit)            579,000     2,216,000       (905,000)
                                       -----------   -----------    -----------
                                       $ 2,768,000   $ 1,618,000    $ 1,558,000
                                       ===========   ===========    ===========

The bulk of Suttle's operations were located in Puerto Rico until December 2001. In 2002, the Company determined that these operations were no longer cost effective and ultimately terminated its Puerto Rico operations completely in May of 2003. The Company's earnings in Puerto Rico were sheltered from U.S. income tax by the possessions tax credit (Internal Revenue Code Section 936). The amount of the possessions tax credit was limited to a percentage of the Company's Puerto Rico payroll and depreciation. The possessions tax credit has had a materially favorable effect on the Company's income tax expense in years prior to 2002.

The Company has revoked its Section 936 election effective January 1, 2002 and has included all subsequent Puerto Rico operations in its consolidated federal income tax group. As a result, the Company expects its corporate income tax rate on current and future earnings to continue to more closely match normal U.S. income tax rates. The effective tax rate in 2004 and 2003 was approximately 37% and 40% in 2002.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been recognized was approximately $11,054,000 at December 31, 2004. Tollgate taxes of approximately $860,000 have been accrued and will likely be paid on these prior earnings in 2005.

Austin Taylor Communications, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. U.K. pretax loss was $438,000, $1,566,000, and $349,000 in 2004, 2003 and 2002, respectively. No benefit was recorded for these losses due to the uncertainty of generating taxable income in the future. Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. Accumulated earnings in Costa Rica on which no U.S. income tax has been accrued was $3,122,000 at December 31, 2004. It is the Company's intention to reinvest the remaining undistributed earnings of its Costa Rica subsidiaries to support the continued operation of those subsidiaries.

The provision for income taxes varied from the federal statutory tax rate as follows:

                                                  Year Ended December 31
                                          -----------------------------------
                                            2004           2003         2002
                                          -------        -------      -------
Tax at U.S. statutory rate                  35.0%          35.0%        35.0%
Surtax exemption                            (1.0)          (1.0)        (1.0)
U.S. taxes not provided on
  Puerto Rico operations                                                (1.3)
State income taxes, net of
  federal benefit                            2.3            1.6          4.4
Other                                         .5            1.7          2.9
                                          -------        -------      -------
Effective tax rate                          36.8%          37.3%        40.0%
                                          =======        =======       ======


Deferred tax assets and liabilities as of December 31 related to the following:

                                                          2004           2003
                                                     -----------    -----------
Current assets:
     Bad debts                                       $   421,323    $   414,756
     Inventory                                         1,345,097      1,376,968
     Accrued expenses                                  1,347,918        891,145
                                                     -----------    -----------
                                                     $ 3,114,338    $ 2,682,869
                                                     ===========    ===========
Long term assets and (liabilities):
     Depreciation                                    $  (507,929)   $  (361,117)
     Net operating loss carryforward                     799,746        799,897
     Excess of cost over net assets                      278,632        375,495
     Other                                                (1,412)        (2,550)
     Alternative minimum tax credits                                    441,032
     Foreign net operating loss carryforward           1,039,542        890,765
     Less: valuation reserve for foreign net
       operating loss carryforward                    (1,039,542)      (890,765)
                                                     -----------    -----------
                                                     $   569,037    $ 1,252,757
                                                     ===========    ===========

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000. As part of the Image Systems Corporation acquisition, the Company purchased net operating loss carryforwards in the amount of $374,000. At December 31, 2004, the Company has $2,352,000 available net operating loss carryforwards for income tax purposes, of which the majority expire in 2014.

NOTE 8 - ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price per share of approximately $2.8 million in total consideration. Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements. In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company's consolidated financial statements. The acquisition and operations of Image Systems are included in the Company's consolidated financial results from the purchase date March 24, 2004. The sum of amounts assigned to assets acquired and liabilities assumed exceeded the cost of the acquired entity. To account for this excess, the amounts assigned to individual property, plant and equipment were reduced on a pro-rata basis. In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

     Property, plant and equipment                   $ 1,434,000
     Accounts receivable                                 576,297
     Inventory                                           716,999
     Cash                                                103,625
     Other assets                                         27,770
     Deferred tax asset                                  481,000
     Accounts payable                                   (180,162)
     Accrued expenses                                   (254,221)
                                                     -----------
          Total purchase price                         2,905,308
     Less cash acquired                                 (103,625)
                                                     -----------
     Payment for purchase of Image Systems Corp.,
       net of cash acquired                          $ 2,801,683
                                                     ===========

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

The fair value of net assets acquired in the transaction were allocated as follows:

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
                                                               ===========


NOTE 9 - GOODWILL

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. Statement No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Management assessed the fair value of the business units to determine whether goodwill carried on the financial statements was impaired and the extent of such impairment, if any, using the discounted cash flows method. Based upon these assessments, management determined that the current goodwill balances were not impaired. Management will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2004, 2003 and 2002 the Company had net goodwill of $5,264,000, $5,254,000 and $5,254,000, respectively. Carrying amounts of goodwill by segment as of December 31, 2004 is as follows:
Suttle $1,198,000; Transition Networks/MiLAN Technology $3,362,000; JDL Technologies $704,000.


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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica was approximately $796,000 at December 31, 2004. Austin Taylor operates in the United Kingdom (U.K.). Net long-lived assets held in the U.K. were approximately $751,000 as of December 31, 2004. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and U.K. markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America. Consolidated sales to U.S. customers were approximately 83%, 83% and 80% of total consolidated sales in 2004, 2003 and 2002 respectively. At December 31, 2004, foreign earnings in excess of amounts received in the United States were approximately $4,268,000. In addition, the cumulative amount of prior earnings of Suttle Caribe, Inc. on which no Puerto Rico tollgate tax has been recognized was approximately $11,054,000 at December 31, 2004. Tollgate taxes of approximately $860,000 will be paid on these undistributed earnings in 2005.

In 2004, 2003 and 2002, no customer accounted for more than 10% of consolidated sales.

Information concerning the Company's operations in the various segments for the twelve-month periods ended December 31, 2004, 2003 and 2002 is as follows:

                                                   Austin       Transition        JDL
                                     Suttle        Taylor     Networks/MiLAN   Technologies        Other      Consolidated
                                 ------------   -----------   --------------   ------------   ------------   -------------
Year Ended December 31, 2004:
Sales                            $ 40,113,856   $ 8,028,637   $   52,443,162   $  7,969,266   $  2,224,017   $ 110,778,938
Cost of sales                      30,152,990     7,754,063       31,269,300      3,770,390      1,348,660      74,295,403
                                 ------------   -----------   --------------   ------------   ------------   -------------
Gross profit                        9,960,866       274,574       21,173,862      4,198,876        875,357      36,483,535
Selling, general and
  administrative expenses           5,200,954       724,669       16,640,427      3,014,603      3,539,114      29,119,767
                                 ------------   -----------   --------------   ------------   ------------   -------------
Operating income (loss)          $  4,759,912   $ (450,095)   $    4,533,435   $  1,184,273   $ (2,663,757)  $   7,363,768
                                 ============   ===========   ==============   ============   ============   =============
Depreciation and amortization    $  1,329,184   $   306,243   $      314,822   $    162,577   $    158,743   $   2,271,569
                                 ============   ===========   ==============   ============   ============   =============
Assets                           $ 37,816,232   $ 5,138,412   $   27,763,013   $  4,959,613   $ 13,803,801   $  89,481,071
                                 ============   ===========   ==============   ============   ============   =============
Capital expenditures             $    565,264   $    72,134   $      562,335   $    730,953   $     46,062   $   1,976,748
                                 ============   ===========   ==============   ============   ============   =============

Year Ended December 31, 2003:
Sales                            $ 32,900,406   $ 6,639,806   $   51,002,074   $ 11,868,215   $         -    $ 102,410,501
Cost of sales                      26,289,518     6,927,830       32,417,775      7,313,726                     72,948,849
                                 ------------   -----------   --------------   ------------   ------------   -------------
Gross profit (loss)                 6,610,888      (288,024)      18,584,299      4,554,489                     29,461,652
Selling, general and
  administrative expenses           4,597,156     1,278,106       14,259,542      3,454,170      1,852,509      25,441,483
                                 ------------   -----------   --------------   ------------   ------------   -------------
Operating income (loss)          $  2,013,732   $(1,566,130)  $    4,324,757   $  1,100,319   $ (1,852,509)  $   4,020,169
                                 ============   ===========   ==============   ============   ============   =============
Depreciation and amortization    $  1,485,244   $   325,187   $      290,625   $    207,790   $    154,632   $   2,463,478
                                 ============   ===========   ==============   ============   ============   =============
Assets                           $ 33,807,848   $ 5,340,985   $   29,085,325   $  6,866,954   $  3,994,846   $  79,095,958
                                 ============   ===========   ==============   ============   ============   =============
Capital expenditures             $    352,500   $   143,403   $      144,925   $     52,462   $     21,301   $     714,591
                                 ============   ===========   ==============   ============   ============   =============

Year Ended December 31, 2002:
Sales                            $ 33,158,835   $ 7,138,507   $   49,010,021   $ 17,992,494   $         -    $ 107,299,857
Cost of sales                      28,010,474     6,447,388       32,122,860     12,167,438                     78,748,160
                                 ------------   -----------   --------------   ------------   ------------   -------------
Gross profit                        5,148,361       691,119       16,887,161      5,825,056                     28,551,697
Selling, general and
  administrative expenses           5,857,979     1,068,505       12,528,377      3,424,067      1,733,044      24,611,972
                                 ------------   -----------   --------------   ------------   ------------   -------------
Operating income (loss)          $   (709,618)  $ (377,386)   $    4,358,784   $  2,400,989   $ (1,733,044)  $   3,939,725
                                 ============   ===========   ==============   ============   ============   =============
Depreciation and amortization    $  1,676,270   $   418,669   $      317,539   $    127,131   $     94,062   $   2,633,671
                                 ============   ===========   ==============   ============   ============   =============
Assets                           $ 47,661,213   $ 5,262,680   $   24,806,207   $  4,258,465   $  6,769,927   $  88,758,492
                                 ============   ===========   ==============   ============   ============   =============
Capital expenditures             $    559,418   $   251,922   $      555,655   $    281,747   $     91,478   $   1,740,220
                                 ============   ===========   ==============   ============   ============   =============

(b) SUPPLEMENTAL FINANCIAL INFORMATION

                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                             Quarter Ended
                                March 31     June 30     Sept 30        Dec 31
-------------------------------------------------------------------------------
                           2004

Sales                          $  25,249   $  27,134   $  29,261    $   29,135
Gross Margins                      7,936       9,071       9,977         9,499
Operating income                   1,115       1,603       2,504         2,141
Net Income                           723         990       1,538         1,511

Basic Net Income per Share     $     .09   $     .12   $     .19    $      .18
Diluted Net Income per Share   $     .09   $     .12   $     .19    $      .17


                           2003

Sales                          $  26,575   $  24,869   $  24,666    $   26,300
Gross Margins                      7,406       7,415       6,551         8,090
Operating income                   1,184         746         562         1,528
Net Income                           723         628         447           919

Basic Net Income per Share     $     .09   $     .08   $     .05    $      .11
Diluted Net Income per Share   $     .09   $     .08   $     .05    $      .11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by paragraphs [a], [c], [d], [e], and [f] of Item 401 under Regulation S-K, to the extent applicable, will be set forth under the caption "Election of Directors" in the Company's definitive proxy material for its May 24, 2005 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated by reference herein. The information called for by paragraph [b] of
Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K, to the extent applicable, will be set forth under the caption "Certain Transactions" in the Company's above referenced definitive proxy material.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company's Assistant Secretary at the executive offices of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption "Executive Compensation" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 under Regulation S-K will be set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensations Plans

                                                (a)                   (b)                      (c)
                                                                                       Number of shares of
                                       Number of shares of                            common stock remaining
                                       common stock to be                             available for future
                                      issued upon exercise     Weighted-average       issuance under equity
                                         of outstanding        exercise price of       compensation plans
                                      options, warrants and   outstanding options,     excluding shares in
Plan Category (1)                             rights          warrants and rights          column (a))
---------------                        ------------------      ------------------     ---------------------

Equity compensation plans approved
by security holders:
1992 Stock Plan                                 1,023,025          $      10.72                     156,279
1990 Employee Stock Purchase Plan                  22,604          $       6.84                      56,274

Equity compensation plans not approved by security holders:
None

(1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption "Certain Transactions" in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 Of Form 10K and 9(e) of Schedule 14A will be set forth under the caption " Principal Accountant Fees and Services in the Company's definitive proxy materials for its May 24, 2005 Annual Meeting to be filed within 120 days from the end of the Registrant's fiscal year, which information is expressly incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)      (1)  Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 19 to 34 herein:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets as of December 31, 2004 and 2003

    Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended
      December 31, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

    Consent of Independent Registered Public Accounting Firm

    Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K including each management or compensatory plan or arrangement are described on the Exhibit Index, which begins on page 41 of the sequential numbering system used in this report.

(b) REPORTS ON FORM 8-K FILED DURING THE THREE MONTHS ENDED DECEMBER 31, 2004

Form 8-K filed relative to the Company's 2004 third quarter earnings release issued in November 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 2005                        /s/ Curtis A.Sampson
                                             -----------------------------------
                                             Curtis A. Sampson, Chairman of the
                                             Board of Directors and Chief
                                             Executive Officer

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

      Signature                       Title                           Date
-----------------------    ----------------------------------     --------------

/s/Curtis A.Sampson        Chairman of the Board of Directors,    March 29, 2005
-----------------------    and Director (Principal Executive
Curtis A. Sampson          Officer)

/s/Paul N. Hanson          Vice President, Treasurer and          March 29, 2005
-----------------------    Chief Financial Officer (Principal
Paul N. Hanson             Financial Officer and Principal
                           Accounting Officer)

/s/Randall D. Sampson      Director                               March 29, 2005
-----------------------
Randall D. Sampson

/s/Edwin C. Freeman        Director                               March 29, 2005
----------------------
Edwin C. Freeman

/s/Luella G. Goldberg      Director                               March 29, 2005
-----------------------
Luella Gross Goldberg

/s/Frederick M. Green      Director                               March 29, 2005
-----------------------
Frederick M. Green

/s/Gerald D. Pint          Director                               March 29, 2005
-----------------------
Gerald D. Pint

/s/Paul J. Anderson        Director                               March 29, 2005
-----------------------
Paul J. Anderson

/s/Wayne E. Sampson        Director                               March 29, 2005
-----------------------
Wayne E. Sampson

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

                          YEAR ENDED DECEMBER 31, 2004

                          ----------------------------




                          FINANCIAL STATEMENT SCHEDULE



--------------------------------------------------------------------------------

                                             COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                      Schedule II - Valuation and Qualifying Accounts and Reserves

                                 Balance at             Additions            Deductions             Other                Balance
                                Beginning of         Charged to Cost            from               Changes                at End
Description                        Period              and Expenses           Reserves           Add (Deduct)           of Period

Allowance for doubtful accounts:

Year ended:

  December 31, 2004             $  1,423,000         $       329,000       $  (349,000) (A)     $    24,000  (B)       $ 1,427,000

  December 31, 2003             $  1,294,000         $       129,000                    (A)                            $ 1,423,000

  December 31, 2002             $  1,064,000         $        88,000       $   (91,000) (A)     $   233,000  (B)       $ 1,294,000

Reserve for assets transferred under contractual arrangements and notes receivable:

Year Ended:

  December 31, 2004             $          -         $             -       $         -                                 $         -

  December 31, 2003             $    434,000         $             -       $  (434,000)                                $         -

  December 31, 2002             $    434,000         $             -       $         -                                 $   434,000

----------------------------------
(A)  Accounts determined to be uncollectible and charged off against reserve.
(B)  Result of acquisitions

                 COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
                                Exhibit Index To
                 Form 10-K for the Year Ended December 31, 2004

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

  21          Subsidiaries of the Registrant  Filed herewith.
  23          Independent Auditors' Consent   Filed herewith.
  24          Power of Attorney               Included in signatures at page 38.
  31.1        Certification of Chief
              Executive Officer               Filed herewith.
  31.2        Certification of Chief
              Financial Officer               Filed herewith.
  32          Certification under U.S.C.
              ss. 1350                        Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI's Assistant Secretary at the executive offices of the Company.