Form 10-Q
period 2005-03-31
COMMUNICATIONS SYSTEMS INC
filed 2005-05-13
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                    to

Commission File Number:  001-31588

COMMUNICATIONS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0957999
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

213 South Main Street, Hector, MN	55342
(Address of principal executive offices)	(Zip Code)

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

YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Name of exchange on which registered	Outstanding at April 30, 2005
Common Stock, par value $.05 per share	American Stock Exchange	8,555,026

Total Pages (20) Exhibit Index at (NO EXHIBITS)

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31 2005	December 31 2004
Assets:

Current assets:
Cash	$27,217,009	$25,842,580
Trade receivables, net	19,442,300	22,077,987
Related party receivables	359,374	283,378
Inventories	25,521,288	23,935,421
Deferred income taxes	3,114,338	3,114,338
Other current assets	1,096,593	966,061
Total current assets	76,750,902	76,219,765

Property, plant and equipment	35,444,036	34,863,911
less accumulated depreciation	(28,154,666)	(27,823,836)
Net property, plant and equipment	7,289,370	7,040,075

Other assets:
Excess of cost over net assets acquired	5,264,095	5,264,095
Deferred income taxes	569,037	569,037
Other assets	386,228	388,099
Total other assets	6,219,360	6,221,231

Total Assets	$90,259,632	$89,481,071

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$4,663,270	$4,631,722
Accrued compensation and benefits	3,383,885	3,472,704
Other accrued liabilities	1,804,977	2,009,822
Dividends payable	597,515	508,969
Income taxes payable	2,218,100	1,806,582
Total current liabilities	12,667,747	12,429,799

Stockholders’ Equity	77,591,885	77,051,272

Total Liabilities and Stockholders’ Equity	$90,259,632	$89,481,071

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31
	2005	2004
Sales	$28,110,474	$25,249,164

Costs and expenses:
Cost of sales	18,700,276	17,312,371
Selling, general and administrative expenses	8,080,898	6,815,881
Total costs and expenses	26,781,174	24,128,252

Operating income	1,329,300	1,120,912

Other income and (expense):
Investment income	98,797	33,505
Interest expense	(8,418)
Other income, net	90,379	33,505

Income before income taxes	1,419,679	1,154,417

Income taxes	525,000	430,000

Net income	894,679	724,417
Other comprehensive (loss) income:
Foreign currency translation adjustment	(50,153)	50,865
Comprehensive income	$844,526	$775,282

Basic net income per share	$.11	$.09
Diluted net income per share	$.10	$.09

Average Basic Shares Outstanding	8,519,344	8,219,410
Average Dilutive Shares Outstanding	8,719,270	8,272,003

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Cumulative
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765
Net income				4,762,733		4,762,733
Issuance of common stock under Employee Stock Purchase Plan	22,193	1,110	160,489			161,599
Issuance of common stock to Employee Stock Ownership Plan	33,000	1,650	262,724			264,374
Issuance of common stock under Employee Stock Option Plan	263,170	13,159	2,233,212			2,246,371
Tax benefit from non-qualified employee stock options			195,976			195,976
Purchase of common stock	(1,034)	(52)	(3,555)	(4,873)		(8,480)
Shareholder dividends				(1,580,005)		(1,580,005)
Other comprehensive gain					170,939	170,939
BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				894,679		894,679
Issuance of common stock under Employee Stock Option Plan	33,226	1,661	291,941			293,602
Shareholder dividends				(597,515)		(597,515)
Other comprehensive loss					(50,153)	(50,153)
BALANCE AT MARCH 31, 2005	8,535,926	$426,796	$31,095,423	$45,753,503	$316,163	$77,591,885

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$894,679	$724,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,495	573,441
Changes in assets and liabilities net of effects of the purchase of Image Systems Corporation in 2004:
Trade receivables	2,562,852	1,664,564
Inventories	(1,627,297)	1,506,729
Other current assets	(134,229)	131,790
Accounts payable	45,139	1,841,939
Accrued expenses	(206,649)	(124,195)
Income taxes payable	411,518	495,506
Net cash provided by operating activities	2,419,508	6,814,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(740,696)	(316,637)
Other assets	(9,507)	(169,283)
Purchase of Image Systems Corporation		(1,803,357)
Net cash used in investing activities	(750,203)	(2,289,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(508,969)	(327,397)
Proceeds from issuance of common stock	293,602	53,689
Purchase of common stock		(1,739)
Net cash used in financing activities	(215,367)	(275,447)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(79,509)	(155,657)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,374,429	4,093,810

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,842,580	14,941,254

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,217,009	$19,035,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$113,482	$(65,506)
Interest paid	8,418
Dividends declared not paid	597,515	327,415

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2005 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and 2004 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 Annual Report to Shareholders and form 10-K.  The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

	Quarter Ended March 31
	2005		2004
Net Income
As reported		$895,000	$724,000
Compensation expense, net of tax		$63,000	$70,000
Pro forma		$832,000	$654,000

Earnings Per Share-Basic
As reported	$	. 11	$.09
Pro forma	$	. 10	$.08

Earnings Per Share-Diluted
As reported	$	. 10	$.09
Pro forma	$	. 10	$.08

NOTE 2 – ACQUISITIONS

Effective March 24, 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price per share of approximately $2.8 million in total consideration.  Image Systems Corporation (Image Systems), located in Minnetonka, Minnesota designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market or for other customers who have stringent and or unique display requirements.  In addition, Image Systems has been a premier developer of video graphics products since 1988. The proforma effects of the Image Systems Corporation acquisition on our consolidated financial statements were not material to the Company’s consolidated financial statements. The acquisition and operations of Image Systems are included in the Company’s consolidated financial results from the purchase date March 24, 2004. The sum of amounts assigned to assets acquired and liabilities assumed exceeded the cost of the acquired entity. To account for this excess, the amounts assigned to individual property, plant and equipment were reduced on a pro-rata basis.  In the acquisition, the estimated fair value of the following assets were acquired and liabilities assumed:

Property, plant and equipment	$1,434,000
Accounts receivable	576,297
Inventory	716,999
Cash	103,625
Other assets	27,770
Deferred tax asset	481,000
Accounts payable	(180,162)
Accrued expenses	(254,221)
Total purchase price	2,905,308
Less cash acquired	(103,625)
Payment for purchase of Image Systems Corp., net of cash acquired	$2,801,683

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2005	December 31 2004
Finished goods	$17,421,915	$15,613,485
Raw and processed materials	8,099,373	8,321,936
Total	$25,521,288	$23,935,421

NOTE 4 – EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL)AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  Accordingly, we have determined that there was no impairment as of January 1, 2005 and no events occurred during the quarter ended March 31, 2005 that indicated our remaining goodwill was not recoverable. As of March 31, 2005  the Company had net goodwill of $5,264,000.  Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $11,000 for the quarter ended March 31, 2005.

NOTE 5 – WARRANTY

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

The following table presents the changes in the Company’s warranty liability for the three months ended March 31, 2005 and 2004. The warranty liability relates to a five-year obligation to provide for potential future liabilities for network equipment sales and to the Company’s media conversion and network switch segment business unit product warranties.

	2005	2004

Beginning Balance	$910,350	$659,684
Actual warranty costs paid	(33,561)	(28,870)
Amounts charged to expense	46,511	26,499
Ending balance	$923,300	$657,313

NOTE 6 – CONTINGENCIES

A former officer of one of the Company’s subsidiaries has challenged the Company’s determination of the retirement benefit payable to be provided to the former officer.  The former officer has asserted that, in addition to the retirement benefit the Company has provided, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on language in his employment contract with the subsidiary and a related letter delivered by the Company when the former officer entered into the employment contract.  The Company has denied the former officer’s claim for a supplemental retirement benefit.  While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, the Company has not received any formal notice that legal proceedings have been started.  If the former officer initiates legal action, the Company will vigorously defend against any claims that may be asserted.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims.  Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 7 – SEGMENT INFORMATION

The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and distribution and central office frames; Transition Networks and MiLAN Technology which designs and markets data transmission,computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Other includes Image Systems Corporation (substantially all assets purchased March 24, 2004) which designs, manufactures and markets high-resolution display solutions and accessories for customers in the medical imaging market and non allocated corporate general and administrative expenses.  Information concerning the Company’s continuing operations in the various segments is as follows:

SEGMENT INFORMATION

	Suttle	Austin Taylor	Transition Networks/ MiLAN	JDL Technolgies	Other	Consolidated
Three Months Ended March 31, 2005
Sales	$11,977,657	$1,351,374	$11,202,953	$2,202,255	$1,376,235	$28,110,474
Cost of sales	8,569,851	1,197,231	6,686,607	1,181,560	1,065,027	18,700,276
Gross profit	3,407,806	154,143	4,516,346	1,020,695	311,208	9,410,198
Selling, general and administrative expenses	1,501,357	230,644	4,412,802	885,649	1,050,446	8,080,898
Operating income (loss)	$1,906,449	$(76,501)	$103,544	$135,046	$(739,238)	$1,329,300

Depreciation and amortization	$266,727	$49,174	$88,596	$30,000	$38,998	$473,495
Assets	$37,145,092	$4,912,158	$26,149,042	$7,085,159	$14,968,181	$90,259,632
Capital expenditures	$245,071		$84,242	$382,228	$29,155	$740,696

Three Months Ended March 31, 2004
Sales	$9,310,352	$2,741,993	$12,226,815	$970,004	$—	$25,249,164
Cost of sales	7,128,927	2,390,054	7,244,009	549,381		17,312,371
Gross profit	2,181,425	351,939	4,982,806	420,623		7,936,793
Selling, general and administrative expenses	1,291,143	333,745	3,967,679	771,722	451,592	6,815,881
Operating income (loss)	$890,282	$18,194	$1,015,127	$(351,099)	$(451,592)	$1,120,912

Depreciation and amortization	$350,843	$91,011	$67,710	$30,000	$33,877	$573,441
Assets	$34,678,834	$6,131,888	$26,560,033	$4,837,794	$10,930,990	$83,139,539
Capital expenditures	$122,602	$19,380	$103,075	$11,580	$60,000	$316,637

NOTE 8 - INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year.  This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company’s effective income tax rate was approximately 37% for the three months ended March 31, 2005 and 2004, which approximates the estimated annual effective tax rate.

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

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 199,926 shares and 52,593 shares for the periods ended March 31, 2005 and 2004, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of anti-dilutive stock options was 786,319 and 1,089,962 at March 31, 2005 and 2004, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems and the manufacture of media and rate conversion products for telecommunications networks. CSI also provides network design, training services, general contracting of infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Three Months Ended March 31, 2005 Compared to

Three Months Ended March 31, 2004

Consolidated sales in 2005 increased 11% to $28,110,000 compared to $25,249,000 in 2004.  Consolidated operating income in 2005 increased to $1,329,000 compared to $1,121,000 in the first quarter of 2004.  The first quarter sales increase from 2004 to 2005 was attributable primarily to the Company’s Suttle business segment and by sales in 2005 from the Company’s medical imaging products business unit acquired in late March of 2004.

Suttle sales increased 29% in the first quarter of 2005 to $11,978,000 compared to $9,310,000 in the same period of 2004.  Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 54% to $7,062,000 in 2005 compared to $4,599,000 in 2004.  Sales to these customers accounted for 59% and 49% of Suttle’s U.S. customer sales in 2005 and 2004, respectively. Suttle’s gross margins increased in the first quarter of 2005 to $3,408,000 compared to $2,181,000 in the same period of 2004.  Gross margin percentage increased to 28% in 2005 from 23% in 2004.  The gross margin percentage increase was due to cost reduction measures previously implemented and higher business volumes in 2005. The Company has continued to outsource more manufacturing to Asia and shifted manufacturing to the lower cost plant in Costa Rica.  Selling, general and administrative expenses increased $251,000 or 16% in the first quarter of 2005 compared to the same period in 2004 due to increased sales and marketing programs.  Suttle’s operating income was $1,907,000 in the first quarter of 2005 compared to operating income of $890,000 in 2004.

Austin Taylor’s sales decreased 50% to $1,351,000 in the first quarter of 2005 compared to $2,742,000 for the three months ended March 31, 2004 due to the reduction in sales to two major customers.  Austin Taylor’s gross margin decreased by $198,000 in 2005 compared to the same period in 2004.  Gross margin as a percentage of sales decreased to 11% in 2005 compared to13% in 2004. The decline in gross margin was principally due to increased pricing competition, lower business volumes and excess manufacturing and overhead capacity.  Selling, general and administrative expenses decreased to $231,000 in the first quarter of 2005 compared to $334,000 in the same period in 2004 due to lower headcount and other reductions in operating expenses. Operating income decreased to a loss of  $77,000 in 2005 compared to operating income of  $18,000 in the first quarter of 2004.

JDL Technologies reported 2005 first quarter sales of $2,202,000 compared to $970,000 in 2004. Delays for the year 6 government technology funding (Federal E-Rate program) adversely affected JDL’s sales and operating income in the first quarter of 2004.  JDL gross margins increased to $1,021,000 in the first quarter of 2005 compared to $421,000 in the same period in 2004.  Gross margin as a percentage of sales in 2005 increased to 46% in 2005 from 43% in 2004 due to increased sales of consulting, connectivity services, hardware and software in 2005 compared to 2004. Sales of consulting, connectivity and training services increased in 2005 to $1,129,000 from $803,000 in 2004. Hardware and software sales were $1,073,000 in 2005 compared to $167,000 in 2004. Selling, general and administrative expenses increased in 2005 to $886,000 compared to $772,000 in 2004 due to higher sales and marketing costs.  JDL reported operating income of $135,000 in the first quarter of 2005 compared to an operating loss of $351,000 in the first quarter of 2004.

Transition Networks / MiLAN Technology segment sales decreased by 8% to $11,203,000 in the first quarter of 2005 compared to $12,227,000 in the same period in 2004. Revenue and operating income were negatively affected in this segment due to channel customers reducing their inventory. Gross margin decreased to $4,516,000 in 2005 from $4,982,000 in 2004 due to the reduction in sales.  Gross margin as a percentage of sales decreased slightly to 40% in 2005 compared to 41% in 2004.  Selling, general and administrative expenses increased to $4,413,000 in 2005 compared to $3,968,000 in 2004 due to more aggressive sales and marketing programs and related costs.  Operating income decreased to $104,000 in 2005 compared to $1,015,000 in 2004.  On an individual business unit basis in the segment the Company’s Transition Networks business unit  (media conversion products) achieved improved revenues of $9,400,000 and operating income of $730,000 in the first quarter of 2005 compared to revenues of $9,363,000 and operating income of $693,000 in the same period last year.  The MiLAN Technology business unit (switches and media conversion products) revenues declined to $1,799,000 and an operating loss of $627,000 in the first quarter of 2005 compared to $2,863,000 and operating income of $322,000 in the same period in 2004.

Consolidated investment income was $99,000 in 2005 compared to $34,000 in 2004 due to increased cash and investment balances. The Company paid in full the balance of the line of credit of $7,000,000 in March of 2003 and has had no subsequent borrowings since that time.  Income before income taxes increased to $1,420,000 in 2005 compared to $1,154,000 in 2004.  The Company’s effective income tax rate was 37% in 2005 and 2004. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The Company has recognized tollgate tax expense at the 3.5% rate on earnings from years prior to 1993 only to the extent distributions were received from Suttle Caribe, Inc. Net income was $895,000 in 2005 compared to $724,000 in 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had approximately $27,217,000 of cash and cash equivalents compared to $25,843,000 of cash and cash equivalents at December 31, 2004.  The Company had current assets of approximately $76,751,000 and current liabilities of $12,667,000 at March 31, 2005 compared to current assets of $76,220,000 and current liabilities of $12,430,000 at December 31, 2004.

Net cash provided by operating activities was approximately $2,420,000 in the first three months of 2005 compared to net cash provided by operating activities of $6,814,000 in the same period in 2004.  The decrease was due primarily to an increase in inventory levels during the first quarter of 2005 and a decrease in inventory in 2004 and consistent trade payable levels in the first quarter of 2005 compared to a decrease in trade payables in 2004.

Net cash used in investing activities was $750,000 in the first three months in 2005 compared to $2,289,000 in the same period in 2004. In March 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price of approximately $2,800,000 net of cash acquired. In 2005 cash investments in new plant and equipment totaled $741,000 compared to $317,000 in 2004.  Plant and equipment purchases in both years were financed by internal cash flows.  The Company expects to spend $1,800,000 on capital additions in 2005.

Net cash used in financing activities was $215,000 in the first three months in 2005 compared to net cash used in financing activities in the same period in 2004 of $275,000.  Cash dividends paid in the first quarter of 2005 was $509,000 compared to $327,000 in the same period in 2004.  There were no borrowings on the line of credit during the first quarter of 2005 or 2004.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2004 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2005.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123 (revised 2004). Effective April 14, 2005 the Securities Exchange Commission amended the new rule which now allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers.  Accordingly, the Company will comply with Statement No. 123R with the interim financial statements for the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not and is not expected to have a material impact on our financial position and results of operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At March 31, 2005 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%.  The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)                                  The following exhibits are included herein:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.                                 Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)                                 Reports on Form 8-K.

On March 9, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its fourth quarter 2004 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: May 13, 2005	Chairman and
Chief Executive Officer

/s/ Paul N. Hanson
Date: May 13, 2005	Paul N. Hanson
Vice President and
Chief Financial Officer