Form 10-Q
period 2005-06-30
COMMUNICATIONS SYSTEMS INC
filed 2005-08-15
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Name of exchange on which registered	Outstanding at July 31, 2005
Common Stock, par value $.05 per share	American Stock Exchange	8,563,637

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
	2005	2004
Assets:

Current assets:
Cash and cash equivalents	$25,469,796	$25,842,580
Trade receivables, net	19,166,211	20,271,370
Related party receivables	388,104	283,378
Inventories	22,524,420	20,779,978
Deferred income taxes	3,114,338	3,114,338
Other current assets	692,799	831,282
Assets of discontinued operations	4,972,696	5,910,007
Total current assets	76,328,364	77,032,933

Property, plant and equipment	29,590,076	28,792,783
less accumulated depreciation	(22,668,366)	(22,503,247)
Net property, plant and equipment	6,921,710	6,289,536

Other assets:
Excess of cost over net assets acquired	5,264,095	5,264,095
Deferred income taxes	569,037	569,037
Other assets	274,685	325,470
Total other assets	6,107,817	6,158,602

Total Assets	$89,357,891	$89,481,071

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$4,124,284	$4,034,551
Accrued compensation and benefits	3,134,143	3,324,972
Other accrued liabilities	1,460,055	2,009,822
Dividends payable	598,989	508,969
Income taxes payable	1,664,143	1,806,582
Liabilities from discontinued operations	703,302	744,903
Total current liabilities	11,684,916	12,429,799

Stockholders’ Equity	77,672,975	77,051,272

Total Liabilities and Stockholders’ Equity	$89,357,891	$89,481,071

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Sales from continuing operations	$27,204,484	$24,434,293	$52,587,349	$46,941,464

Costs and expenses:
Cost of sales	18,475,500	15,838,345	34,913,518	30,760,662
Selling, general and administrative expenses	7,804,261	6,739,988	15,168,543	13,222,124
Total costs and expenses	26,279,761	22,578,333	50,082,061	43,982,786

Operating income from continuing operations	924,723	1,855,960	2,505,288	2,958,678

Other income and (expenses):
Investment and other income	94,410	43,088	187,879	75,856
Interest expense	(6,324)	(34,083)	(14,742)	(34,083)
Other income, net	88,086	9,005	173,137	41,773

Income from continuing operations before income taxes	1,012,809	1,864,965	2,678,425	3,000,451

Income taxes	370,000	660,000	959,000	1,090,000

Income from continuing operations	642,809	1,204,965	1,719,425	1,910,451

Discontinued operations
Operating loss from discontinued operations	(422,447)	(255,157)	(668,384)	(236,226)
Income tax benefit	89,000	40,000	153,000	40,000
Loss from discontinued operations	(333,447)	(215,157)	(515,384)	(196,226)

Net Income	309,362	989,808	1,204,041	1,714,225

Other comprehensive (loss) income:
Foreign currency translation adjustment	(70,542)	(12,492)	(120,695)	38,373
Comprehensive income	$238,820	$977,316	$1,083,346	$1,752,598

Basic net income per share
Continuing operations	$.08	$.15	$.20	$.23
Discontinued operations	$(.04)	$(.03)	$(.06)	$(.02)
	$.04	$.12	$.14	$.21

Diluted net income per share
Continuing operations	$.08	$.15	$.20	$.23
Discontinued operations	$(.04)	$(.03)	$(.06)	$(.02)
	$.04	$.12	$.14	$.21

Average Basic Shares Outstanding	8,552,607	8,232,791	8,536,068	8,221,983
Average Dilutive Shares Outstanding	8,688,078	8,271,982	8,701,759	8,267,207

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Cumulative
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765
Net income				4,762,733		4,762,733
Issuance of common stock under Employee Stock Purchase Plan	22,193	1,110	160,489			161,599
Issuance of common stock to Employee Stock Ownership Plan	33,000	1,650	262,724			264,374
Issuance of common stock under Employee Stock Option Plan	263,170	13,159	2,233,212			2,246,371
Tax benefit from non-qualified employee stock options			195,976			195,976
Purchase of common stock	(1,034)	(52)	(3,555)	(4,873)		(8,480)
Shareholder dividends				(1,580,005)		(1,580,005)
Other comprehensive gain					170,939	170,939
BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				1,204,041		1,204,041
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	550,592			552,216
Issuance of common stock under Employee Stock Option Plan	56,618	2,831	291,941			294,772
Purchase of common stock	(10,960)	(548)	(40,115)	(71,462)		(112,125)
Shareholder dividends				(1,196,504)		(1,196,504)
Other comprehensive loss					(120,695)	(120,695)
BALANCE AT JUNE 30, 2005	8,580,842	$429,042	$31,605,900	$45,392,414	$245,621	$77,672,975

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,204,041	$1,714,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974,755	1,157,315
Changes in assets and liabilities net of effects of the purchase of Image Systems Corporation in 2004:
Trade receivables	1,254,234	1,238,221
Inventories	(1,079,357)	1,460,265
Other current assets	173,536	400,008
Accounts payable	(11,767)	2,670,303
Accrued expenses	(198,039)	13,499
Income taxes payable	(142,439)	739,256
Net cash provided by operating activities	2,174,964	9,393,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,500,771)	(717,480)
Other assets	90,659	138,556
Payment for purchase of Image Systems Corporation		(2,801,683)
Net cash used in investing activities	(1,410,112)	(3,380,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,106,484)	(658,366)
Proceeds from issuance of stock	294,772	138,125
Purchase of stock	(112,126)	(1,739)
Net cash used in financing activities	(923,838)	(521,980)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(213,798)	98,715

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(372,784)	5,589,220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,842,580	14,941,254

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,469,796	$20,530,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$948,439	$310,744
Interest paid	14,742	34,083
Dividends declared not paid	598,989	329,460

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2005 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the six-month periods ended June 30, 2005  have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and 2004 and for the six months then ended have been made.

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

In June 2005 the Company issued 32,484 shares of the Company’s common stock to the Employee Stock Ownership Plan in payment of its 2004 obligation.  In a noncash transaction, the Company recorded additional stockholders’ equity of $552,216 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

Reclassifications

Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. On the Company’s consolidated balance sheets, current assets and net property and equipment, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of certain assets and liabilities of both Image Systems and Austin Taylor Communications Ltd.  from continuing operations to discontinued operations as a result of the status of efforts to sell these businesses in the next nine month period. The Company’s income statement for the three and six months ended June 30, 2004 reflects the reclassifications of the operating results to discontinued operations of Image Systems and Austin Taylor Communications Ltd.  because their sale is in the process of negotiation. Such reclassifications had no impact on total consolidated assets, net income or shareholders’ equity.

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

	Three Months Ended June 30
	2005		2004
Net Income
As reported		$309,000	$990,000
Compensation expense, net of tax		$95,000	$109,000
Pro forma		$214,000	$881,000

Earnings Per Share-Basic
As reported	$	. 04	$.12
Pro forma	$	. 03	$.11

Earnings Per Share-Diluted
As reported	$	. 04	$.12
Pro forma	$	. 02	$.11

	Six Months Ended June 30
	2005		2004
Net Income
As reported		$1,204,000	$1,714,000
Compensation expense, net of tax		$190,000	$186,000
Pro forma		$1,014,000	$1,528,000

Earnings Per Share-Basic
As reported	$	. 14	$.21
Pro forma	$	. 12	$.19

Earnings Per Share-Diluted
As reported	$	. 14	$.21
Pro forma	$	. 12	$.19

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

The MiLAN Technology business unit recorded an inventory write-down adjustment related to excess and obsolete items of approximately $1.1 million in the second quarter of 2005 resulting in a remaining balance of approximately $3.9 million for the period ended June 30, 2005.

	June 30	December 31
	2005	2004
Finished Goods	$13,692,441	$13,282,242
Raw Materials	8,831,979	7,497,736
Total	$22,524,420	$20,779,978

NOTE 3 – EXCESS OF COST OVER NET ASSETS ACQUIRED (GOODWILL) AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002.  Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  Accordingly, we have determined that there was no impairment as of January 1, 2005 and no events occurred during the six months ended June 30, 2005 that indicated our remaining goodwill was not recoverable. As of June 30, 2005 the Company had net goodwill of $5,264,000.  Intangible assets with finite useful lives (consisting of a royalty agreement) will continue to be amortized over its remaining life of five years. Amortization included in costs and expenses was $23,000 for the six months ended June 30, 2005 and 2004.

NOTE 4 – WARRANTY

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

The following table presents the changes in the Company’s warranty liability for the six months ended June 30, 2005 and 2004. The warranty liability relates to a five-year obligation to provide for potential future liabilities for network equipment sales and to the Company’s media conversion and network switch segment business unit product warranties.

	2005	2004

Beginning Balance	$910,350	$659,684
Actual warranty costs paid	(27,065)	(66,833)
Amounts charged to expense	(217,249)	57,833
Ending balance	$666,036	$650,684

NOTE 5 – CONTINGENCIES

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

NOTE 6 – DISCONTINUED OPERATIONS

The Company is in negotiations with several interested parties to sell Image Systems, the Company’s medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products.  Discontinued operations includes the operating results of Image Systems and Austin Taylor Communications Ltd.   These operations have met the requirements to be reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company expects to complete the sale of these businesses within the next nine months.

The results of discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues	$2,559,281	$2,698,847	$5,286,890	$5,440,840
Operating loss before income taxes	(422,447)	(255,157)	(668,384)	(236,226)
Income tax benefit	89,000	40,000	153,000	40,000
Loss from discontinued operations	$(333,447)	$(215,157)	$(515,384)	$(196,226)

At June 30, 2005 and December 31, 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	June 30, 2005	December 31, 2004
Current Assets	$4,305,561	$5,159,468
Net plant and equipment	667,135	750,539
Assets of discontinued operations	$4,972,696	$5,910,007

Current Liabilities	$703,302	$744,903

NOTE 7 — SEGMENT INFORMATION

The Company classifies its businesses into five segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications;  Transition Networks and MiLAN Technology, which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Corporate includes non allocated corporate general and administrative expenses.   Information concerning the Company’s continuing operations in the various segments is as follows:

	Suttle	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated Continuing Operations

Six Months Ended June 30, 2005:
Sales	$24,074,923	$23,139,223	$5,373,203		$52,587,349
Cost of sales	17,393,193	14,748,975	2,771,350		34,913,518
Gross profit	6,681,730	8,390,248	2,601,853		17,673,831
Selling, general and administrative expenses	2,933,438	8,949,376	2,109,310	1,176,419	15,168,543
Operating income (loss)cont. ops	$3,748,292	$(559,128)	$492,543	$(1,176,419)	$2,505,288

Depreciation and amortization	$539,025	$171,675	$60,000	$67,754	$838,454
Capital expenditures	$430,923	$151,258	$834,871	$38,215	$1,455,267
Assets	$34,588,858	$24,913,955	$9,686,470	$15,195,912	$84,385,195

Six Months Ended June 30, 2004:
Sales	$18,727,133	$25,195,987	$3,018,344		$46,941,464
Cost of sales	14,470,739	14,969,461	1,320,462		30,760,662
Gross profit	4,256,394	10,226,526	1,697,882		16,180,802
Selling, general and administrative expenses	2,487,059	8,266,280	1,486,592	982,193	13,222,124
Operating income (loss)	$1,769,335	$1,960,246	$211,290	$(982,193)	$2,958,678

Depreciation and amortization	$705,785	$147,166	$60,000	$67,754	$980,705
Capital expenditures	$305,191	$220,971	$100,617	$62,728	$689,507
Assets	$34,810,327	$27,202,200	$5,670,651	$10,212,926	$77,896,104

Information concerning the Company’s operations in the various segments for the three-month periods ended June 30, 2005 and 2004 is as follows:

	Suttle	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated Continuing Operations

Three Months Ended June 30, 2005:
Sales	$12,097,266	$11,936,270	$3,170,948		$27,204,484
Cost of sales	8,823,342	8,062,368	1,589,790		18,475,500
Gross profit	3,273,924	3,873,902	1,581,158		8,728,984
Selling, general and administrative expenses	1,432,081	4,536,574	1,223,661	611,945	7,804,261
Operating income (loss)	$1,841,843	$(662,672)	$357,497	$(611,945)	$924,723

Depreciation and amortization	$272,298	$83,079	$30,000	$33,877	$419,254
Capital expenditures	$185,852	$67,016	$452,643	$9,456	$714,967

Three Months Ended June 30, 2004:
Sales	$9,416,781	$12,969,172	$2,048,340	$—	$24,434,293
Cost of sales	7,341,812	7,725,452	771,081	$—	15,838,345
Gross profit	2,074,969	5,243,720	1,277,259		8,595,948
Selling, general and administrative expenses	1,195,916	4,298,601	714,870	$530,601	6,739,988
Operating income (loss)	$879,053	$945,119	$562,389	$(530,601)	$1,855,960

Depreciation and amortization	$354,942	$79,456	$30,000	$33,877	$498,275
Capital expenditures	$182,589	$117,896	$89,037	$2,728	$392,250

NOTE 8 - INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year.  This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company’s effective income tax rate was approximately 37% for the six months ended June 30, 2005 which approximates the estimated annual effective tax rate.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%.  Tollgate taxes of approximately $860,000 have been accrued and will likely be paid on prior earnings in 2005.

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 165,691 shares and 45,224 shares for the periods ended June 30, 2005 and 2004, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of non-dilutive stock options was 617,954 and 1,094,784 for the periods ended June 30, 2005 and 2004.

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

Net income includes the discontinued operations of Image Systems, the Company’s medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products.  The pending sale of both companies was in the process of negotiation as of June 30, 2005. Discontinued operations consist of a net loss from discontinued operations, which was $333,000 for the second quarter of 2005 compared with a loss of $215,000 for the second quarter of 2004. For the six months ended June 30, 2005 the loss from discontinued operations was $515,000 compared to $196,000 in the same period in 2004.

Six Months Ended June 30, 2005 Compared to

Six Months Ended June 30, 2004

Consolidated sales from continuing operations in 2005 increased 12% to $52,587,000 compared to $46,941,000 in 2004.     Consolidated income from continuing operations in 2005 decreased to $1,719,000 compared to $1,910,000 in the first six months of 2004.  The second quarter results were led by the continuing operations of CSI’s business units Suttle, Transition Networks and JDL Technologies. The Company’s core business units providing broadband products, Digital Subscriber Line (DSL) products and media conversion products continue to show growth in the first six months of 2005.

Suttle sales increased 29% in the first six months of 2005 to $24,075,000 compared to $18,727,000 in the same period of 2004 due to increased volumes with the major telephone companies.  Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 36% to $13,741,000 in 2005 compared to $10,140,000 in 2004.  Sales to these customers accounted for 57% and 54% of Suttle’s U.S. customer sales in 2005 and 2004 respectively.  Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 87% to $6,358,000 in 2005 compared to $3,402,000 in 2004.  Suttle discontinued contract manufacturing operations and sales in the fourth quarter of 2004.  These sales totaled $1,674,000 in the first six months of 2004.

Suttle’s gross margins increased to $6,682,000 in the first six months of 2005 compared to $4,256,000 in the same period in 2004. Gross margin percentage was 28% in 2005 compared to 23% in 2004. The gross margin percentage increase was due to cost reductions from vendors, improved efficiencies in production and higher sales volumes. The Company has continued to outsource more manufacturing to Asia and shifted manufacturing to a lower cost plant in Costa Rica.  These actions combined with higher sales volumes contributed to a positive impact on gross margin and operating results. Selling, general and administrative expenses increased $446,000 in the first six months of 2005 compared to the same period in 2004 due to the addition of sales people and related compensation and more aggressive marketing programs. Suttle’s operating income was $3,748,000 in the first six months of 2005 compared to $1,769,000 in the same period of 2004.

Transition Networks / MiLAN Technology segment sales decreased by 8% to $23,139,000 in the first six months of 2005 compared to $25,196,000 in the same period in 2004 due to lower sales to channel distributors. Gross margin decreased to $8,390,000 in the first six months of 2005 from $10,227,000 in 2004. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment of approximately $1.1 million dollars in the second quarter of 2005.  As a result of this adjustment, gross margin as a percentage of sales declined to 36% in 2005 compared to 40% in 2004.  Selling, general and administrative expenses increased to $8,949,000 in the first six months of 2005 compared to $8,266,000 in 2004. The increase was due to higher marketing, selling and severance costs.  This segment had an operating loss of $559,000 in the first six months of 2005 compared to operating income of $1,960,000 in the first six months of 2004.   On an individual business unit basis in the segment the Company’s Transition Networks business unit (media conversion products) had revenues of $19,680,000 and operating income of $2,125,000 in the first six months of 2005 compared to revenues of $19,425,000 and operating income of $1,699,000 in the same period last year.   The MiLAN Technology business unit (switches and media conversion products) revenues declined to $3,459,000 and an operating loss of $2,684,000 in the first six months of 2005 compared to revenues of $5,771,000 and operating income of $261,000 in the same period in 2004.   Effective July 1, 2005 the management, sales and operations of the MiLAN Technology business unit have been combined with the Transition Networks business unit.

Sales by JDL Technologies, Inc. were $5,373,000 in the first six months of 2005 compared to $3,018,000 in the same period in 2004.  The sales increase was due to revenue earned on a large school district contract awarded to JDL in the second quarter and also to an increase in training services.  Gross margin in the first six months of 2005 increased to $2,602,000 compared to $1,698,000 in the same period of 2004 due to additional sales of both hardware and consulting services.    Selling, general and administrative expenses increased $622,000 in the first six months of 2005 compared to the same period of 2004.  This was attributable to the addition of sales and support staff in 2005. JDL’s operating income was $493,000 in the first six months of 2005 compared to operating income of $211,000 in the same period in 2004.

Sales from discontinued operations (Austin Taylor and Image Systems) were $5,287,000 in the first six months of 2005 compared to $5,441,000 in the same period of 2004. For the six months ended June 30, 2005 the loss from discontinued operations was $515,000 compared to $196,000 in the same period in 2004.

Consolidated net investment and other income increased $141,000 in the first six months of 2005 compared to 2004 due to earnings on higher cash and money market balances.   Income from continuing operations before income taxes decreased by $322,000 to $2,678,000.  The Company’s effective income tax rate was 37% and 38% in 2005 and 2004, respectively. Net income including discontinued operations through the first six months of 2005 decreased to $1,204,000 compared to $1,714,000 in the same period in 2004.

Three Months Ended June 30, 2005 Compared to

Three Months Ended June 30, 2004

Consolidated sales from continuing operations increased 11% to $27,204,000 in the three-month period ended June 30, 2005 compared to $24,434,000 in the same period in 2004.  Consolidated income from continuing operations decreased to $643,000 in the three months ended June 30, 2005 compared to $1,205,000 in the same period in 2004.

Suttle sales increased 28% to $12,097,000 in 2005 compared to $9,417,000 in 2004 due to increased volumes with the major telephone companies (RBOC’s).   Suttle’s gross margins increased to $3,274,000 in 2005 compared to $2,075,000 in 2004.  Improved margins were a result of cost reductions from vendors, improved efficiencies in production and higher sales volumes.   Selling, general and administrative expenses increased $236,000 in the second quarter of 2005 compared to the same period in 2004 due to the addition of sales people and higher marketing program costs. Suttle had operating income of $1,842,000 in the three-month period in 2005 compared to operating income of $879,000 in the same period in 2004.

Transition Networks / MiLAN Technology segment sales decreased by 8% to $11,936,000 in the second quarter of 2005 compared to $12,969,000 in the same period in 2004. Gross margin decreased to $3,874,000 in 2005 from $5,244,000 in 2004.  Gross margin as a percentage of sales was 33% in 2005 compared to 40% in 2004. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment related to excess and obsolete items of approximately $1.1 million in the second quarter of 2005.  As a result of this adjustment, gross margin as a percentage of sales declined to 33% in the second quarter of 2005 compared to 40% in the same period in 2004.  Selling, general and administrative expenses increased to $4,537,000 in 2005 compared to $4,299,000 in 2004. The increase was due to higher marketing, selling and severance costs. This segment had an operating loss of $663,000 in the second quarter of 2005 compared to operating income of $945,000 in the second quarter of 2004.   On an individual business unit basis in the segment the Company’s Transition Networks business unit (media conversion products) had revenues of $10,276,000 and operating income of $1,394,000 in the second quarter of 2005 compared to revenues of $11,062,000 and operating income of $999,000 in the same period last year.   The MiLAN Technology business unit (switches and media conversion products) revenues declined to $1,660,000 and an operating loss of $2,056,000 in the first six months of 2005 compared to revenues of $2,908,000 and an operating loss of $54,000 in the same period in 2004.   Effective July 1, 2005 the management, sales and operations of the MiLAN Technology business unit have been combined with the Transition Networks business unit.

Sales by JDL Technologies, Inc. increased to $3,171,000 in the second quarter of 2005 compared to $2,048,000 in the same period in 2004.  JDL’s gross margin increased to $1,581,000 in the second quarter in 2005 from $1,277,000 in the same period in 2004.  Selling, general and administrative expenses increased to $1,224,000 in the second quarter of 2005 compared to $715,000 in the same period of 2004 due to the addition of sales and support staff in 2005.  JDL’s operating income was $357,000 in the second quarter of 2005 compared to $562,000 in the 2004 second quarter.

Sales from discontinued operations (Austin Taylor and Image Systems) were $2,559,000 in the second quarter of 2005 compared to $2,699,000 in the same period of 2004. For the second quarter of 2005 months ended June 30, 2005 the loss from discontinued operations was $333,000 compared to $215,000 in the same period in 2004.

Investment and other income in the second quarter of 2005 increased by $84,000 in 2005 compared to 2004 due to earnings on higher cash and money market balances. The Company’s effective income tax rate from continuing operations was 37% in 2005 compared to 38% in 2004. Net income including discontinued operations for the second quarter of 2005 was $302,000 compared to net income of $990,000 in the second quarter of 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had $25,470,000 of cash and cash equivalents compared to $25,843,000 of cash and cash equivalents at December 31, 2004.  The Company had working capital of approximately $64,069,000 and a current ratio of 6.5 to 1 at June 30, 2005 compared to working capital of $63,790,000 and a current ratio of 6.0 to 1 at the end of 2004.

Net cash provided by operating activities was $2,175,000 in the first six months of 2005 compared to net cash provided by operating activities of $9,393,000 in the same period in 2004.  The decrease was due primarily to changes in working capital components including inventories and trade payables.

Net cash used in investing activities was $1,410,000 in the first six months in 2005 compared to $3,381,000 in the same period in 2004. In March 2004, the Company acquired substantially all the outstanding shares of Image Systems Corporation for a cash purchase price per share of $0.643 or approximately $2.8 million.  In the first six months of 2005, cash investments in new plant and equipment totaled $1,501,000 compared to $717,000 in 2004.  Plant and equipment purchases in both years were financed by internal cash flows.  The Company expects to spend a total of $2,300,000 on capital additions in 2005.

Net cash used in financing activities was $924,000 in the first six months in 2005 compared to net cash used in financing activities in the same period in 2004 of $522,000. The Company purchased and retired 10,960 shares of its stock in open market transactions during the 2005 period.   At June 30, 2005 Board authorizations are outstanding to purchase an additional 271,473 shares.  Cash dividends paid in the first six months of 2005 was $1,106,000 compared to $658,000 in the same period in 2004.  There were no borrowings on the line of credit during the first six months of 2005.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2004 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the six months ended June 30, 2005.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation.   On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgments.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123(R) (revised 2004). Effective April 14, 2005 the Securities Exchange Commission amended the new rule which now allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or Dec. 15, 2005 for small business issuers.  Accordingly, the Company will comply with Statement No. 123R with the interim financial statements for the first quarter of 2006.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At June 30, 2005 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%.   The Company’s investments are tax free money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

PART II.  OTHER INFORMATION

Items 1 - 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 24, 2005 in Eden Prairie, Minnesota.  The total number of shares outstanding and entitled to vote at the meeting was 8,535,926 of which 7,976,254 were present either in person or by proxy.  Shareholders re-elected board members Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson to three-year terms expiring at the 2008 Annual Meeting of Shareholders.  The vote for these board members was as follows:

	In Favor	Abstaining
Edwin C. Freeman	7,863,807	112,447
Luella Gross Goldberg	7,782,241	194,013
Randall D. Sampson	7,839,487	136,767

Board members continuing in office are Paul A. Anderson, Frederick M. Green and Wayne E. Sampson (whose terms expire at the 2006 Annual Meeting of Shareholders) and Gerald D. Pint and Curtis A. Sampson (whose terms expire at the 2007 Annual Meeting of Shareholders).

Item 5. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)           The following exhibits are included herein:

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.          Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

(b)           Reports on Form 8-K.

On May 3, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 7 and 12 its first quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: August 12, 2005		Chairman and
Chief Executive Officer

/s/ Paul N. Hanson
Date: August 12, 2005		Paul N. Hanson
Vice President and
Chief Financial Officer