Form 10-Q
period 2005-09-30
COMMUNICATIONS SYSTEMS INC
filed 2005-11-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 2005

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

YES  ☐     NO  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Name of exchange on which registered	Outstanding at October 31, 2005
Common Stock, par value $.05 per share	American Stock Exchange	8,612,848

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30	December 31
	2005	2004
Assets:

Current assets:
Cash	$23,527,345	$25,842,580
Trade receivables, net	23,278,886	20,271,370
Related party receivables	96,062	283,378
Inventories	21,519,681	20,779,978
Deferred income taxes	3,114,338	3,114,338
Other current assets	1,601,908	831,282
Assets of discontinued operations	4,728,895	5,910,007
Total current assets	77,867,115	77,032,933

Property, plant and equipment, net	7,381,623	6,289,536

Other assets:
Goodwill	5,264,095	5,264,095
Deferred income taxes	569,037	569,037
Other assets	134,529	325,470
Total other assets	5,967,661	6,158,602

Total Assets	$91,216,399	$89,481,071

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$2,175,752	$4,034,551
Accrued compensation and benefits	3,814,134	3,324,972
Other accrued liabilities	2,226,619	2,009,822
Dividends payable	601,691	508,969
Income taxes payable	2,480,269	1,806,582
Liabilities from discontinued operations	797,223	744,903
Total current liabilities	12,095,688	12,429,799

Stockholders’ Equity	79,120,711	77,051,272

Total Liabilities and Stockholders’ Equity	$91,216,399	$89,481,071

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales from continuing operations	$30,108,411	$26,676,965	$82,695,760	$73,618,429

Costs and expenses:
Cost of sales	19,531,947	17,129,383	54,445,465	47,890,045
Selling, general and administrative expenses	7,360,246	6,777,068	22,528,789	19,999,192
Total costs and expenses	26,892,193	23,906,451	76,974,254	67,889,237

Operating income from continuing operations	3,216,218	2,770,514	5,721,506	5,729,192

Other income and (expenses):
Investment and other income	139,333	53,127	327,212	96,257
Interest expense	(6,432)	(34,083)	(21,174)	(35,440)
Other income, net	132,901	19,044	306,038	60,817

Income from continuing operations before income taxes	3,349,119	2,789,558	6,027,544	5,790,009

Income tax expense	1,331,000	1,028,000	2,290,000	2,118,000

Income from continuing operations	2,018,119	1,761,558	3,737,544	3,672,009

Discontinued operations:
Operating loss from discontinued operations	(299,821)	(267,465)	(968,205)	(503,691)
Income tax benefit	59,000	43,000	212,000	83,000
Loss from discontinued operations	(240,821)	(224,465)	(756,205)	(420,691)

Net Income	1,777,298	1,537,093	2,981,339	3,251,318

Other comprehensive (loss) income:
Foreign currency translation adjustment	(34,368)	(9,042)	(155,603)	29,331
Comprehensive income	$1,742,930	$1,528,051	$2,825,736	$3,280,649

Basic net income (loss) per share:
Continuing operations	$.23	$.21	$.44	$.45
Discontinued operations	$(.03)	$(.03)	$(.09)	$(.05)
	$.20	$.18	$.35	$.40

Diluted net income (loss) per share:
Continuing operations	$.23	$.21	$.43	$.44
Discontinued operations	$(.03)	$(.03)	$(.09)	$(.05)
	$.20	$.18	$.34	$.39

Average Basic Shares Outstanding	8,589,380	8,243,242	8,554,035	8,229,121
Average Dilutive Shares Outstanding	8,718,979	8,266,056	8,700,702	8,265,772
Dividends per share	$0.07	$0.05	$0.21	$0.13

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Cumulative
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765
Net income				4,762,733		4,762,733
Issuance of common stock under Employee Stock Purchase Plan	22,193	1,110	160,489			161,599
Issuance of common stock to Employee Stock Ownership Plan	33,000	1,650	262,724			264,374
Issuance of common stock under Employee Stock Option Plan	263,170	13,159	2,233,212			2,246,371
Tax benefit from non-qualified employee stock options			195,976			195,976
Repurchase of common stock	(1,034)	(52)	(3,555)	(4,873)		(8,480)
Shareholder dividends				(1,580,005)		(1,580,005)
Other comprehensive gain					170,939	170,939
BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				2,981,339		2,981,339
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	550,590			552,214
Issuance of common stock under Employee Stock Option Plan	80,566	4,028	604,183			608,211
Repurchase of common stock	(11,306)	(565)	(40,115)	(78,387)		(119,067)
Shareholder dividends				(1,798,195)		(1,798,195)
Other comprehensive loss					(155,063)	(155,063)
BALANCE AT SEPTEMBER 30, 2005	8,604,444	$430,222	$31,918,140	$46,561,096	$211,253	$79,120,711

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,981,339	$3,251,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,459,427	1,712,014
Changes in assets and liabilities net of effects of the purchase of Image Systems Corporation in 2004:
Trade and related party receivables, net	(2,334,515)	1,013,826
Inventories	(534,493)	2,878,342
Other current assets	(448,099)	(196,696)
Accounts payable	(1,735,221)	2,191,861
Accrued expenses	1,255,680	874,702
Income taxes payable	673,687	1,669,637
Net cash provided by operating activities	1,317,805	13,395,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,490,100)	(1,138,023)
Payment for purchase of Image Systems Corporation		(2,801,683)
Net cash used in investing activities	(2,490,100)	(3,939,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,705,473)	(984,272)
Proceeds from issuance of common stock	608,211	138,193
Purchase of common stock	(119,067)	(7,940)
Net cash used in financing activities	(1,216,329)	(854,019)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	73,389	(51,028)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,315,235)	8,550,251

CASH AT BEGINNING OF PERIOD	25,842,580	14,941,254

CASH AT END OF PERIOD	$23,527,345	$23,491,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,616,313	$368,363
Interest paid	23,470	34,083
Dividends declared not paid	601,691	412,842

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2005 and the related consolidated statements of income and comprehensive (loss) income for the three and nine-month periods ended September 30, 2005 and the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2005 and 2004 and for the nine months then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 Annual Report to Shareholders.  The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

In June 2005 the Company issued 32,484 shares of the Company’s common stock to the Employee Stock Ownership Plan in payment of its 2004 obligation.  In a non-cash transaction, the Company recorded additional stockholders’ equity of $552,214 (reflecting the market value of the stock at the time of the contribution) and reduced accrued expenses by the same amount.

Reclassifications

Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. Such reclassifications had no impact on total consolidated assets, net income or stockholders’ equity. On the Company’s consolidated balance sheets, investments and other assets, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of certain assets and liabilities of both Image Systems and Austin Taylor Communications Ltd.  from continuing operations to discontinued operations. The Company’s income statement for the three and nine months ended September 30, 2005 reflects the reclassifications of the operating results to discontinued operations of Image Systems and Austin Taylor Communications Ltd. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million.  Subject to final determination, the Company expects to record a small gain on the sale in the fourth quarter of 2005.  The pending sale of Austin Taylor was in the process of negotiation as of September 30, 2005. The Company expects to complete the sale of this business unit within the next three months.

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

	Three Months Ended September 30
	2005		2004
Net Income
As reported		$1,777,000	$1,537,000
Compensation expense, net of tax		$94,000	$101,000
Pro forma		$1,683,000	$1,436,000

Earnings Per Share-Basic
As reported	$	. 20	$.19
Pro forma	$	. 20	$.17

Earnings Per Share-Diluted
As reported	$	. 20	$.19
Pro forma	$	. 19	$.17

	Nine Months Ended September 30
	2005		2004
Net Income
As reported		$2,981,000	$3,251,000
Compensation expense, net of tax		$188,000	$291,000
Pro forma		$2,793,000	$2,960,000

Earnings Per Share-Basic
As reported	$	. 35	$.40
Pro forma	$	. 33	$.36

Earnings Per Share-Diluted
As reported	$	. 34	$.39
Pro forma	$	. 32	$.36

NOTE 2 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30	December 31
	2005	2004
Finished Goods	$12,763,761	$13,282,242
Raw Materials	8,755,920	7,497,736
Total	$21,519,681	$20,779,978

NOTE 3– GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price (including liabilities assumed) and transaction costs of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  We reassess the value of our reporting units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  Accordingly, we have determined that there was no impairment as of January 1, 2004 and no events occurred during the nine months ended September 30, 2005 that indicated our remaining goodwill might be impaired. As of September 30, 2005 the Company had net goodwill of $5,254,000.  Intangible assets with definite useful lives (consisting of a royalty agreement) will continue to be amortized over its estimated useful life of five years. Amortization included in costs and expenses was $34,000 for the nine months ended September 30, 2005 and 2004.

NOTE 4 – WARRANTY

We provide reserves for the estimated cost of product warranties at the time revenue is recognized.  We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures.  Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.  The actual warranty expense could differ from the estimates made by the company based on product performance.

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2005 and 2004, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2005	2004

Beginning Balance	$910,350	$659,684
Actual warranty costs paid	(37,265)	(164,153)
Amounts charged to expense	(196,108)	162,602
Ending balance	$676,977	$658,133

NOTE 5 – CONTINGENCIES

A former officer of one of the Company’s subsidiaries has challenged the Company’s determination of the retirement benefit payable to be provided to the former officer.  The former officer has asserted that, in addition to the retirement benefit the Company has provided, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on language in his employment contract with the subsidiary and a related letter executed by the Company when the former officer entered into the employment contract.  The Company has denied the former officer’s claim for a supplemental retirement benefit.  While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, the Company has not received any formal notice that legal proceedings have been started.  If the former officer initiates legal action, the Company will vigorously defend against any claims that may be asserted.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims.  Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 6 – DISCONTINUED OPERATIONS

Net income includes the discontinued operations of Image Systems, the Company’s medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products.  Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million.  Subject to final determination, the Company expects to record a small gain on the sale in the fourth quarter of 2005.  The pending sale of Austin Taylor was in the process of negotiation as of September 30, 2005. The Company expects to complete the sale of this business unit within the next three months. These operations have met the requirements to be reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The results of discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004
Revenues	$2,177,786	$2,584,922	$7,464,676	$8,025,762
Operating loss before income taxes	(299,821)	(267,465)	(968,205)	(503,691)
Income tax benefit	59,000	43,000	212,000	83,000

Loss from discontinued operations	$(240,821)	$(224,465)	$(756,205)	$(420,691)

At September 30, 2005 and December 31, 2004 the major components of assets and liabilities of the discontinued operations were as follows:

	Sept. 30, 2005	December 31, 2004
Current Assets	$4,027,971	$5,159,468

Net plant and equipment	700,924	750,539
Assets of discontinued operations	$4,728,895	$5,910,007

Current Liabilities	$797,223	$744,903

NOTE 7 – SEGMENT INFORMATION

The Company classifies its continuing businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks and MiLAN Technology, which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Corporate includes non-allocated corporate general and administrative expenses. There are no material intersegment revenues.  Information concerning the Company’s continuing operations in the various segments for the nine-month periods ended September 30, 2005 and 2004 is as follows:

	Suttle	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated Continuing Operations

Nine Months Ended Sept. 30, 2005:
Sales	$35,851,485	$34,941,539	$11,902,736		$82,695,760
Cost of sales	25,706,185	21,471,269	7,268,011		54,445,465
Gross profit	10,145,300	13,470,270	4,634,725		28,250,295
Selling, general and administrative expenses	4,401,699	12,967,339	3,378,835	1,780,916	22,528,789
Operating income (loss)cont. ops	$5,743,601	$502,931	$1,255,890	$(1,780,916)	$5,721,506

Depreciation and amortization	$808,625	$254,575	$160,000	$101,631	$1,324,831
Capital expenditures	$606,674	$231,170	$1,539,224	$45,750	$2,422,818
Assets	$34,380,677	$22,483,703	$14,931,223	$14,691,901	$86,487,504

Nine Months Ended Sept. 30, 2004:
Sales	$29,028,596	$38,634,203	$5,955,630		$73,618,429
Cost of sales	21,974,415	22,896,378	3,019,252		47,890,045
Gross profit	7,054,181	15,737,825	2,936,378		25,728,384
Selling, general and administrative expenses	3,798,847	12,244,635	2,224,526	1,731,184	19,999,192
Operating income (loss)	$3,255,334	$3,493,190	$711,852	$(1,731,184)	$5,729,192

Depreciation and amortization	$1,039,873	$221,569	$90,000	$119,065	$1,470,507
Capital expenditures	$436,301	$350,991	$251,962	$88,022	$1,127,276
Assets	$34,808,354	$27,811,561	$5,640,038	$12,242,556	$80,502,509

Information concerning the Company’s operations in the various segments for the three-month periods ended September 30, 2005 and 2004 is as follows:

	Suttle	Transition Networks/MiLAN	JDL Technologies	Corporate	Consolidated Continuing Operations

Three Months Ended Sept. 30, 2005:
Sales	$11,776,562	$11,802,316	$6,529,533		$30,108,411
Cost of sales	8,312,992	6,722,294	4,496,661		19,531,947
Gross profit	3,463,570	5,080,022	2,032,872		10,576,464
Selling, general and administrative expenses	1,468,261	4,017,963	1,269,525	604,497	7,360,246
Operating income (loss)	$1,995,309	$1,062,059	$763,347	$(604,497)	$3,216,218

Depreciation and amortization	$269,600	$82,900	$100,000	$33,877	$486,377
Capital expenditures	$175,751	$79,912	$704,353	$9,456	$969,472

Three Months Ended Sept. 30, 2004:
Sales	$10,301,463	$13,438,216	$2,937,286	$—	$26,676,965
Cost of sales	7,503,676	7,926,917	1,698,790	$—	17,129,383
Gross profit	2,797,787	5,511,299	1,238,496		9,547,582
Selling, general and administrative expenses	1,311,788	3,978,355	737,934	$748,991	6,777,068
Operating income (loss)	$1,485,999	$1,532,944	$500,562	$(748,991)	$2,770,514

Depreciation and amortization	$334,088	$74,403	$30,000	$51,311	$489,802
Capital expenditures	$131,110	$130,020	$151,345	$25,294	$437,769

NOTE 7 - INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year.  This includes estimating the current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. The Company’s effective income tax rate was approximately 38% for the nine months ended September 30, 2005 and 2004 which approximates the estimated annual effective tax rate.

Distributions by Suttle Caribe, Inc. to the parent company, of income earned prior to December 31, 2000, are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%.  Tollgate taxes of approximately $860,000 have been accrued on prior earnings and will likely be paid in 2005.

NOTE 8 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 146,667 shares and 36,651 shares for the periods ended September 30, 2005 and 2004, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. The total number of non-dilutive stock options outstanding was 598,808 at September 30, 2005 and 1,111,024 at September 30, 2004.

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

Net income includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products.  Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million.  Subject to final determination, the Company expects to record a small gain on the sale in the fourth quarter of 2005.  The pending sale of Austin Taylor was in the process of negotiation as of September 30, 2005. The net loss from discontinued operations was $241,000 for the third quarter of 2005 compared with a loss of $224,000 for the third quarter of 2004. For the nine months ended September 30, 2005 the loss from discontinued operations was $756,000 compared to $421,000 in the same period in 2004.

Nine Months Ended September 30, 2005 Compared to

Nine Months Ended September 30, 2004

Consolidated sales from continuing operations in 2005 increased 11% to $82,696,000 compared to $73,618,000 in 2004.  Consolidated income from continuing operations in 2005 was consistent at $5,722,000 compared to $5,729,000 in the first nine months of 2004. CSI’s efforts of transitioning to three principal business units: Suttle, JDL Technologies and Transition Networks/MiLAN Technology are progressing as planned and previously announced.  The sale of Image Systems and the pending sale of Austin Taylor will complete this effort to operate three business units.  In addition, the Company’s core business units providing broadband products and Digital Subscriber Line (DSL) products continue to show growth in the first nine months of 2005.

Suttle sales increased to $35,851,000 in the first nine months of 2005 compared to $29,029,000 in the same period of 2004 due to increased volumes with existing and new customers.  Sales to the major telephone companies increased 28% to $19,904,000 in 2005 compared to $15,519,000 in 2004.  Sales to these customers accounted for 56% and 53% of Suttle’s U.S. customer sales in 2005 and 2004, respectively.  Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $9,798,000 in 2005 compared to $6,966,000 in 2004. Suttle discontinued contract manufacturing operations and sales in the fourth quarter of 2004.  Contract manufacturing sales totaled $2,480,000 in the first nine months of 2004.

Suttle’s gross margins increased to $10,145,000 in the first nine months of 2005 compared to $7,054,000 in the same period in 2004. The gross margin percentage was 28% in 2005 compared to 24% in 2004. The gross margin percentage increase was due to cost reductions gained by shifting more manufacturing to the lower cost plant in Costa Rica and from continuing to outsource more manufacturing of certain products to Asia.  Selling, general and administrative expenses increased slightly to $4,402,000 in the first nine months of 2005 compared to $3,799,000 in the same period in 2004. The increase was primarily due to increases in sales incentives and selling expenses. Suttle’s operating income was $5,744,000 in the first nine months of 2005 compared to operating income of $3,255,000 in the same period of 2004.

Transition Networks / MiLAN Technology segment sales decreased to $34,942,000 in the first nine months of 2005 compared to $38,634,000 in the same period in 2004. The decrease in sales was due to softer demand for media conversion products in 2005.  Gross margin decreased to $13,470,000 in the first nine months of 2005 from $15,738,000 in 2004. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment of approximately $1.1 million dollars in the second quarter of 2005. Gross margin as a percentage of sales was 39% in 2005 compared to 41% in 2004.  Selling, general and administrative expenses increased to $12,967,000 in the first nine months of 2005 compared to $12,245,000 in 2004 due to an increase in the sales force headcount and marketing program expenses.  Operating income for this segment decreased to $503,000 in the first nine months of 2005 compared to $3,493,000 in the same period in 2004. On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of the Transition Networks management.  Operations subsequent to July 1, 2005 have proven to be successful and include a 30% reduction in the MiLAN staff.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) increased to $11,903,000 in the first nine months of 2005 compared to $5,956,000 in the same period in 2004.  The increase was due to higher sales of network equipment and connectivity services in 2005 as compared to 2004 due to new contracts awarded with new and current client school districts. Gross margin in the first nine months of 2005 increased to $4,634,000 compared to $2,936,000 in the same period of 2004.  Gross margin as a percentage of sales decreased to 39% in 2005 from 49% in the 2004 period due to an increase in lower margin sales of network equipment to client school districts.  Selling, general and administrative expenses increased to $3,379,000 in the first nine months of 2005 compared to $2,225,000 in the same period of 2004 due to higher headcount and marketing expenses.  JDL’s operating income was $1,256,000 in the first nine months of 2005 compared to operating income of $712,000 in the same period in 2004.

Consolidated net investment and other income increased $251,000 in the first nine months in 2005 compared to 2004 due to earnings of higher cash and money market investment balances.  Income from continuing operations before income taxes increased to $6,028,000 in the nine-month period in 2005 compared to $5,790,000 in the same period in 2004.  The Company’s annualized effective income tax rate was 38% in 2005 compared to 37% in 2004.  Net income including discontinued operations through the first nine months of 2005 decreased slightly to $2,981,000 compared to $3,251,000 in the same period in 2004.

Three Months Ended September 30, 2005 Compared to

Three Months Ended September 30, 2004

Consolidated sales from continuing operations increased 13% to $30,108,000 in the three-month period ended September 30, 2005 compared to $26,677,000 in the same period in 2004.  Consolidated income from continuing operations increased to $3,216,000 in the three months ended September 30, 2005 compared to $2,770,000 in the same period in 2004.

Suttle sales increased to $11,777,000 in 2005 compared to $10,301,000 in 2004 due to increased volumes in traditional telephony products and DSL filters.  Suttle’s gross margins increased to $3,464,000 in 2005 compared to $2,798,000 in 2004 due to higher volumes and outsourcing more manufacturing in Asia.  Selling, general and administrative expenses increased slightly to $1,468,000 in the third quarter of 2005 compared to $1,312,000 incurred in the same period of 2004. The increase was primarily due to increases in sales incentives and selling expenses.  Suttle increased operating income to $1,995,000 in the third quarter of 2005 compared to operating income of $1,486,000 in the same period in 2004.

Transition Networks / MiLAN Technology segment sales decreased to $11,802,000 in the third quarter of 2005 compared to $13,438,000 in the same period in 2004 due to softer market demand for media conversion products. Gross margin decreased to $5,080,000 in 2005 from $5,511,000 in 2004.  Gross margin as a percentage of sales increased to 43% in 2005 compared to 41% in 2003. The gross margin percentage increase was due primarily to reductions in material and product component costs in manufacturing and through efficiencies gained by combining the Transition Networks and MiLAN Technology business units effective July 1, 2005.  Selling, general and administrative expenses increased slightly to $4,018,000 in 2005 compared to $3,978,000 in 2004.  Operating income decreased to $1,063,000 in the third quarter of 2005 compared to $1,533,000 in the same period of 2004.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) increased to $6,530,000 in the third quarter of 2005 compared to $2,937,000 in the same period in 2004. The increase was due to higher sales of network equipment and connectivity services in 2005 as compared to 2004 due to new contracts awarded with new and current client school districts. JDL’s gross margin increased to $2,033,000 in the third quarter of 2005 compared to $1,238,000 in the third quarter of 2004.  Gross margin as a percentage of sales in the third quarter of 2005 decreased to 31% from 42% in the 2004 period due to increased sales of lower margin network equipment with several large client school districts.  Selling, general and administrative expenses increased to $1,270,000 in the third quarter of 2005 compared to $738,000 in the same period of 2004. The increase in SG&A is due to additional consulting fees, increased headcount for sales, services, and marketing departments and increased travel and lodging expenses.  JDL’s operating income was $763,000 in the third quarter of 2005 compared to $501,000 in the 2004 third quarter.

Net investment and other income in the third quarter of 2005 increased by $114,000 in 2005 compared to 2004 due to earnings on higher cash and money market investment balances.  Net income including discontinued operations for the third quarter of 2005 was $1,777,000 compared to net income of $1,537,000 in the third quarter of 2004.

Liquidity and Capital Resources

At September 30, 2005, the Company had $23,527,000 of cash and cash equivalents compared to $25,843,000 of cash and cash equivalents at December 31, 2004.  The Company had working capital of approximately $65,771,000 and a current ratio of 6.4 to 1 compared to working capital of $64,603,000 and a current ratio of 6.2 to 1 at the end of 2004.

Net cash provided by operating activities was $1,318,000 in the first nine months of 2005 compared to net cash provided by operating activities of $13,395,000 in the same period in 2004.  The cash flow reduction was due primarily to an increase in the level of trade receivables and inventories and a decrease in the level of trade accounts payable attributable to primarily to normal fluctuations in timing of collections and purchases and payments of inventory.

Net cash used in investing activities was $2,490,000 in the first nine months in 2005 compared to $3,940,000 in the same period in 2004.  In March 2004, the Company acquired substantially all of the outstanding shares of Image Systems Corporation for a cash purchase price per share of $0.643 or approximately $2.8 million in total consideration net of cash acquired. In the first nine months in 2005 cash investments in new plant and equipment totaled $2,490,000 compared to $1,138,000 in 2004.  Plant and equipment purchases in both years were financed by internal cash flows.  The Company expects to spend $2,800,000 in total on capital additions in 2005. Also, the Company will receive approximately $1,500,000 from the sale of the inventory and equipment of Image Systems over the next nine month period.

Net cash used in financing activities was $1,216,000 in the first nine months of 2005 compared to net cash used in financing activities in 2004 of $854,000.  At September 30, 2005 Board authorizations are outstanding to purchase an additional 270,000 shares.  Cash dividends paid in the first nine months of 2005 was approximately $1,705,000 compared to $985,000 in the same period in 2004. There were no borrowings on the line of credit during the first nine months of 2005.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgements underlying them, are discussed in our 2004 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2005.  These policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The Company has not yet determined how it will value future grants or whether it will elect to adjust prior periods upon adoption of SFAS No. 123(R) (revised 2004). Effective April 14, 2005 the Securities Exchange Commission amended the new rule which now allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  Accordingly, the Company will comply with Statement No. 123R with the interim financial statements for the first quarter of 2006.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At September 30, 2005 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%.  The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are operating effectively and are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1 - 4.  Not Applicable

Item 5.  Other Information

None

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

(b)                                 Reports on Form 8-K.

On August 11, 2005, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 its second quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: November 12, 2005		Chairman and Chief Executive Officer

/s/ Paul N. Hanson
Date: November 12, 2005		Paul N. Hanson
Vice President and Chief Financial Officer