Form 10-K
period 2005-12-31
COMMUNICATIONS SYSTEMS INC
filed 2006-03-30
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act YES ☐   NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (shareholders other than officers and directors) was approximately $70,181,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange (“AMEX”) on June 30, 2005.

As of March 1, 2006 there were outstanding 8,705,452 shares of the Registrant’s common stock.

Documents Incorporated by Reference:                               Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

(a)          GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle business unit in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems and through its Transition Networks business unit the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, training services, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b)          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that design and market data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Non-allocated general and administrative expenses are separately accounted for as “Other” is the Company’s segment reporting. There are no material intersegment revenues. Further information regarding operations in the various segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c)          NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the “Suttle” brand name in the United States (U.S.) and internationally. Suttle also manufactures a line of high performance fiber-optic connectors, interconnect devices and fiber cable assemblies for the telecommunications, computer and electronics markets. Substantially all of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Certain products are purchased from offshore contract manufacturers from offshore sources. Segment sales were $47,324,000 in 2005, or 40% of consolidated revenues and $40,114,000 in 2004, or 36% of consolidated revenues.

Products

Suttle’s products are used in on-premise connection of telephones, data terminals and related equipment. The product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Most of the products are used in voice applications, but Suttle continues to develop an expanding line of products for data network applications. A significant portion of Suttle’s revenue is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $0.70 to $25.00 per unit. A majority of Suttle’s sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

Suttle produces high performance fiber-optic connectors, interconnect devices and fiber cable assemblies that are used in high-speed fiber-optic networks and local area network connections. Suttle’s patented Quick Term TM fiber optic connector significantly reduces installation time and costs associated with making fiber connections. Suttle’s fiber-optic connector products range in price from $2.50 to $1,500.00.

Suttle is also a manufacturer and seller of DSL (Digital Subscriber Line) filters for home and business applications. Suttle resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing modular four, six and eight conductor jacks. Customers include the major telephone companies (frequently referred to as “RBOCs” such as Verizon Logistics, Bell South, SBC Communications, and Qwest), other telephone companies, electrical contractors, interconnect companies and original equipment manufacturers and retailers. These customers are served both directly by the Suttle’s sales staff and through distributors. As a group, sales to the major telephone companies, both directly and through distribution, were approximately $26,094,000 in 2005 and $22,388,000 in 2004, which represented 55% of Suttle’s sales in 2005 and 56% in 2004.

Suttle markets business and network systems products, which are an increasingly important part of its product line. Independent contractors (which include businesses often referred to as “interconnect companies”) are engaged in the business of engineering, selling, installing and maintaining telephone equipment for the business community. Suttle markets its products to independent contractors through a network of manufacturer’s representatives, through distributors, and through the Company’s sales staff. Sales of products for business and network systems accounted for 11% of Suttle’s sales in 2005 and 2004. These structured cabling products are also helping Suttle penetrate new markets in the data-networking world with education and hospitality/multiple dwelling unit (MDU) projects. These applications utilize a blended solution of wireline and wireless products.

Fiber-optic products are marketed to original equipment manufacturers (OEMs) in the U.S. and internationally through the Suttle sales staff, manufacturers’ representatives and a network of distributors. Sales of fiber-optic products accounted for less than 2% of Suttle’s revenues in 2005 and 2004. Sales of DSL products represented 39% of sales in 2005 and 27% in 2004.

The balance of Suttle’s sales in 2005 and 2004 were to original equipment manufacturers, non-major telephone companies and international customers. In the communications industry market, sales to telephone companies are made directly or through distributors. Sales to OEM customers are made through a nationwide network of distributors, some of which are affiliates of major telephone companies, and through the Suttle sales staff.

The Company’s “Suttle” brand name is important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price and delivery. In addition, distributors of Suttle’s products also market products for one or more of these competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2006 were approximately $1,720,000 compared to approximately $6,777,000 at March 1, 2005. The reduction in the amount of orders is not considered significant because new orders are generally filled within 30 days. Suttle does not believe its order book is a significant indicator of future results.

Manufacturing and Sources of Supply

Suttle’s products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. Suttle has not generally experienced significant problems in obtaining its required supplies, although from time to time spot shortages are experienced and additional order lead times are required from the offshore suppliers.

 Research and Development; Patents

Suttle continually monitors industry requirements and creates new products to improve its existing product line.

Historically, Suttle has generally not relied on patents to protect its competitive position in its market. However, duplication of its designs by foreign apparatus manufacturers has caused Suttle to apply for design patents on a number of products.

(ii) Transition Networks

The Company’s business unit Transition Networks, Inc. located in Eden Prairie, Minnesota, designs, assembles and markets media converters, baluns, transceivers, network interface cards, and fiber hubs. Transition Networks sells its product through distributors, resellers, integrators, and OEMs. Sales by Transition Networks (excluding MiLAN products) were $38,572,000 or 33% of consolidated sales in 2005 compared to $41,058,000 or 37% of the “Company’s” consolidated sales in 2004. Transition’s international sales accounted for 27% of sales or $10,414,000 in 2005, compared to $10,322,000 in 2004 when international sales accounted for 25% of Transition’s total sales. Sales to major distributors in 2005 totaled $24,745,000 compared to $26,472,000 in 2004. On July 1, 2005 CSI consolidated MiLAN Technology, Inc. and Transition Networks business units into one operating unit under the direction of the Transition Networks management team. MiLAN is a supplier of media converter and rate conversion products, which permit telecommunications networks to move information between copper-wired equipment and fiber-optic cable. In addition, MiLAN is also a supplier of wireless access points, bridges and other networking products. Sales by MiLAN in 2005 totaled $8,380,000 and represented 7% of the “Company’s” consolidated sales compared to 2004 sales of $11,386,000 or 10% of consolidated sales. The combined results of Transition Networks and MiLAN Technology are presented at Note 10 of the notes to the consolidated financial statements. The “MiLAN” brand name of products will continue to be managed and marketed by Transition Networks.

Products

Transition Networks designs, assembles and sells media converter devices that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products are used to support legacy systems as customers’ networks grow, integrate fiber optics into a network, and extend the reach of networks. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, Token Ring, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, 3270, and 5250. The company uses Application Specific Integrated Circuits (ASIC) for development of some products, but is also uses integrated circuits for the development of new products. Product hardware and software development is done internally. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales. MiLAN is a supplier of a broad range of networking products of wired and wireless markets. Main product lines include media converters, Ethernet switches and wireless access points and bridges. The Company has been developing and marketing Ethernet based networking products for approximately 12 years. MiLAN continues to develop products that address the enterprise, service provider, and industrial markets and in addition targets specific vertical markets of government and education. Product hardware and software development is performed internally and is expensed when incurred.

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

The Company’s “Transition Networks and MiLAN” brand names are important to its business. The Company regularly supports these names by trade advertising and believes it is well known in the marketplace.

Research and Development

The Transition Networks segment continues to develop products that address the enterprise, service provider, and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets. Some of these products include DS3, remote management devices, and single fiber products. Some development efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $547,000 in 2005 compared to $670,000 in 2004.

Competition

The Transition Networks segment faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches.

Order Book

Outstanding customer orders for Transition Networks and MiLAN products were approximately $3,119,000 at March 1, 2006 and $1,073,000 at March 1, 2005. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the order book is not considered a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Edina, Minnesota (“JDL”), provides telecommunications network design, specification, and training services to K-12 educational institutions. JDL focuses on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools. Sales by JDL for 2005 were $15,433,000 and represented 13% of the “Company’s” consolidated sales compared to 2004 sales of $7,969,000 or 7% of consolidated sales. Sales of hardware, software and related equipment totaled $7,342,000 in 2005 or 48% of total JDL sales compared to $6,324,000 in 2004 or 79% of total JDL sales. Training, support, consulting and connectivity revenue were $4,449,000 and $1,645,000 in 2005 and 2004, respectively. Also in 2005, revenues earned and recognized on a percentage-of-completion contract totaled $3,622,000.

Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $10,115,000 as of March 1, 2006 and $2,517,000 at March 1, 2005.

(2) Employment Levels

As of March 1, 2006 the Company employed 473 people. Of this number, 263 were employed by Suttle (including 123 in Hector, Minnesota and 140 in Costa Rica), 113 by Transition Networks, Inc., 42 by JDL Technologies, Inc., 38 by Austin Taylor Communications, Ltd and 17 corporate general and administrative positions. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2006 were as follows:

Name	Age	Position(1)

Curtis A. Sampson	72	Chairman of the Board and Chief Executive Officer [1970]

Jeffrey K. Berg	63	President and Chief Operating Officer [2000](2)

Paul N. Hanson	59	Vice President – Finance, Treasurer, Secretary and Chief Financial Officer [1982]

Daniel G. Easter	49	President and General Manager, Transition Networks, Inc. [2000](3)

Thomas J. Lapping	47	President , JDL Technologies, Inc. [1998](4)

David T. McGraw	54	President and General Manager, Suttle Apparatus Corporation [2002](5)

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

(4)          JDL Technologies, Inc. was acquired by the Company in 1998. Mr. Lapping founded JDL Technologies, Inc. in 1989.

(5)          Mr. McGraw was appointed President of Suttle Apparatus Corporation in September 2002. From May 2001 to August 2002, he served as Chief Operating Officer of JDL Technologies, Inc. Prior to May 2001, he was Vice President-General Manager of Precision Diversified Industries in Plymouth, MN.

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

ITEM 1A. RISK FACTORS

The risks described below could have a material impact on our business, financial condition, results of operations. This could result in a decline in the price of our securities and loss of some or all of your investment. Accordingly, the following risk factors should be considered when reviewing other information set forth in this report should also be considered

The following factors may impact the achievement of forward-looking statements:

•                  The general health of the telecom sector, including the financial condition of our customers, and other general economic conditions could impact the strength of demand for our products and could negatively impact revenue and income.

•                  General economic and political conditions, such as political instability in our foreign manufacturing supplier markets, the rate of economic growth in our principal geographic or product markets, could negatively impact the Company’s financial condition and results.

•                  Government funding of education technology spending could significantly impact the operations of JDL Technologies which recognized revenue of approximately $7.0 million and $4.0 million related to federal funding in fiscal years 2005 and 2004, respectively.

•                  The ability of the Company to continue to manufacture competitive products and technologies is essential to the operations of the Company and could affect the ability of the Company to raise prices or successfully maintain market position or enter certain markets and is affected by: the intensity of competition (including foreign competitors), pricing pressures and the introduction of new products and enhancements by competitors.

•                  Delays in introductions and market acceptance of the new products could create inventory risk and reduced margins and sales

•                  Reduced sales and/or lack of ability to maintain or expand relationships with RBOCs and other major customers could significantly impact revenues and income.

•                  Higher than expected expense related to new sales and marketing initiatives could negatively impact earnings

•                  If there is not adequate availability of supplies of raw materials and components without interruption, including foreign manufacturers, profit margins could be negatively impacted.

•                  The continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas might not be successful and could negatively impact the financial condition of the Company.

•                  There could be unanticipated developments that could occur with respect to contingencies such as litigation, including unfavorable resolution of claims, intellectual property matters, product warranty or liability exposures. These factors could impact future profitability and result in poor financial performance

•                  Changes in our business strategies, including acquisitions, divestitures, and restructuring activities could impact the operations of the Company. New acquisitions might not be successfully integrated or profitable. The company might not be able to complete the sale of the discontinued operations of Austin Taylor on terms that are acceptable to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

In 2004, the Company acquired a 30,000 square foot facility in Eden Prairie, Minnesota. The facility serves as distribution center for Transition Networks, Inc.

•                  Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

•                  Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota where its engineering and administrative operations are conducted.

•                  JDL Technologies, Inc. leases an 11,000 square foot facility in Edina, Minnesota where its operations are located.

•                  MiLAN Technology Corporation leases a 24,000 square foot facility in Sunnyvale, California, where its sales and customer service operations are conducted.

•                  The Company owns a 35,000 square foot building in Lawrenceville, Illinois. This facility is currently leased to other tenants.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

A former officer of one of the Company’s subsidiaries is claiming that he is entitled to a greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on his allegations as to the meaning of terms in the former officer’s employment contract with the subsidiary and of a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, no formal legal proceedings been initiated against the Company. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted.

The Company is not aware of any other material litigation or other claims presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLER MATTERS

(a)           MARKET INFORMATION

The Company’s common stock trades on the American Stock Exchange (“AMEX”) under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by AMEX for 2005 and 2004.

	2005		2004
	High	Low	High	Low

First	$13.60	$10.07	$8.97	$7.75
Second	11.79	8.65	9.24	7.66
Third	12.50	9.50	8.40	7.55
Fourth	12.40	9.48	12.74	8.25

(b)           HOLDERS

At March 1, 2006 there were approximately 700 holders of record of Communications Systems, Inc. common stock.

(c)           DIVIDENDS

Regular quarterly dividends of $.04 per share have been paid for more than the past two fiscal years. In 2004, a $.04 per share quarterly dividend was paid in the first and second quarters, and increased to $.05 and $.06 per share in the third and fourth quarters, respectively. A $.07 per share quarterly dividend was declared by the Board of Directors and paid in the first, second and third quarters of 2005 and a fourth quarter $.08 per share dividend was paid on January 1, 2006. The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)           RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(e)                                  REPURCHASES OF ISSUER’S EQUITY SECURITIES

The registrant repurchased 660 shares of its common stock totaling $7,740 during the fourth quarter of 2005. At December 31, 2005, the Company was authorized to purchase in accordance with Rule 10b-18 269,787 shares of its common stock pursuant to Board authorizations granted in November 2002.

ITEM 6. SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31
	2005	2004	2003	2002	2001
Selected Income Statement Data
Sales from Continuing Operations	$109,709	$100,526	$95,771	$100,161	$85,486

Costs and Expenses:
Cost of Sales	72,839	65,193	66,021	72,301	60,695
Selling, General and Administrative Expenses	30,065	27,255	24,163	23,543	23,240
Total Costs and Expenses	102,904	92,448	90,184	95,844	83,935

Operating Income from Continuing Operations (1)	6,805	8,078	5,587	4,317	1,551

Other income (expense), Net	439	155	314	(74)	193

Income from Continuing Operations Before Income Taxes (1)	7,244	8,233	5,901	4,243	1,744
Income Tax Expense	1,728	2,866	1,618	1,558	325
Income from Continuing Operations	5,516	5,367	4,283	2,685	1,419
Net Loss from Discontinued Operations	(1,046)	(604)	(1,565)	(349)	(706)
Net Income (1)	$4,470	$4,763	$2,718	$2,336	$713

Basic Net Income (loss) Per Share (1)
Continuing Operations	$.64	$.65	$.52	$.33	$.18
Discontinued Operations	$(.12)	$(.07)	$(.19)	$(.05)	$(.09)
	$.52	$.58	$.33	$.28	$.09

Diluted Net Income (loss) Per Share (1)
Continuing Operations	$.63	$.64	$.52	$.33	$.18
Discontinued Operations	$(.12)	$(.07)	$(.19)	$(.05)	$(.09)
	$.51	$.57	$.33	$.28	$.09

Cash Dividends Per Share	$.27	$.24	$.21	$.04	$.30

Average Dilutive Shares Outstanding	8,716	8,263	8,186	8,246	8,365

Selected Balance Sheet Data
Total Assets	$92,883	$89,481	$79,096	$88,758	$88,012
Property, Plant and Equipment, Net	7,691	6,289	4,871	6,369	7,021
Stockholders’ Equity	79,851	77,051	70,840	68,871	67,308

(1)     2005, 2004 and 2003 amounts benefited from the implementation of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets as disclosed in Note 9 of the consolidated financial statements, included in Item 8, because goodwill was not amortized in those periods.

ITEM 7.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems and the manufacture of media and rate conversion products for telecommunications networks. CSI also provides network design, training services, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to RBOCs and other major customers; the introduction of competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, successful integration and profitability of acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; unfavorable resolution of claims and litigation, availability of adequate supplies of raw materials and components; fuel prices; government funding of education technology spending; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Sales Returns: An allowance is established for possible return of products, rebates and advertising allowances. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these allowances adequate and proper, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that could affect the adequacy of this allowance.

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

Warranty: We provide a standard product warranty program for our product lines and a five year warranty on certain equipment purchased from two vendors and installed at our customer locations. We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, our vendors’ experience and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical experience are among the factors that could affect the adequacy of this reserve.

Goodwill Impairment: Beginning in 2002, goodwill is required to be evaluated annually for impairment, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment must be recorded. As of December 31, 2005, 2004 and 2003 the Company had net goodwill of $5,264,000, $5,264,000 and $5,254,000, respectively. Carrying amounts of goodwill by segment as of December 31, 2005 is as follows: Suttle $1,272,000; Transition Networks $3,288,000; JDL Technologies $704,000.

The JDL Technologies segment experienced lower than expected margins and return on capital invested in fiscal 2005. Current projections are for margins to increase to more historical levels and return on capital to increase. If this does not occur according to projections, the reductions in anticipated cash flow in relation the net assets of this segment may indicate that the fair value of this segment is less than book value resulting in an impairment charge against earnings. At December 31, 2005, the Company assessment of the JDL segment indicated that its goodwill was not impaired. Management will continue to evaluate for any potential impairment.

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

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Related to the Suttle and Transition Networks/ MiLAN Technology segments, the earning process completion is evidenced through the shipment of goods as the terms these segments are FOB shipping point and the risk of loss is transferred upon shipment and there are no significant obligations subsequent to that point. Other than the sales returns as discussed above, there are not significant estimates related to revenue recognition for these segments. JDL Technologies, Inc Segment (JDL) records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by the customer. JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract is recognized on a percentage-of-completion basis. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. If a loss is indicated at a point in time during a contract, a projected loss for the entire contract is estimated and recognized.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2005 Compared to 2004

Consolidated sales from continuing operations in 2005 increased 9% to $109,709,000 compared to $100,526,000 in 2004. Consolidated operating income from continuing operations in 2005 decreased to $6,805,000 compared to $8,079,000 in 2004. CSI’s consolidation into three principal business units: Suttle, JDL Technologies and Transition Networks/MiLAN Technology is progressing as planned and previously announced in 2005. The sale of Image Systems and the pending sale of Austin Taylor will complete this process. In addition, the Company’s core business units providing broadband products and Digital Subscriber Line (DSL) products continue to show growth in 2005.

Suttle sales increased to $47,324,000 in 2005 compared to $40,114,000 in 2004 due to increased volumes with existing and new customers. Sales to the major telephone companies increased 17% to $26,094,000 in 2005 compared to $22,388,000 in 2004. Sales to these customers accounted for 55% of Suttle’s sales in 2005 and 2004. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $13,491,000 in 2005 compared to $9,554,000 in 2004. Suttle discontinued contract manufacturing operations and sales in the fourth quarter of 2004. Contract manufacturing sales totaled $2,480,000 in the first nine months of 2004.

Suttle’s gross margins increased to $12,998,000 in 2005 compared to $9,961,000 in 2004. The gross margin percentage was 27% in 2005 compared to 24% in 2004. The gross margin percentage increase was due to cost reductions gained by shifting more manufacturing to a lower cost plant in Costa Rica, continuing to outsource more manufacturing of certain products to Asia and increased business volumes. Selling, general and administrative expenses increased to $6,089,000 in 2005 compared to $5,201,000 in 2004. The increase was primarily due to increases in sales incentives, more aggressive marketing and selling programs and higher general and administrative salaries. Suttle’s operating income was $6,909,000 in 2005 compared to operating income of $4,760,000 in 2004.

Transition Networks / MiLAN Technology segment sales decreased to $46,952,000 in 2005 compared to $52,443,000 in 2004. The decrease in sales was due to softer demand for media conversion and switching products in 2005 compared to 2004. Gross margin decreased to $18,793,000 in 2005 from $21,174,000 in 2004. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment of approximately $1.1 million dollars in the second quarter of 2005 which negatively impacted total gross margin dollars. However, gross margin as a percentage of sales remained at 40% in 2005 and 2004 due to sales of higher margin products. Selling, general and administrative expenses increased to $17,089,000 in 2005 compared to $16,640,000 in 2004 due to an increase in the sales force headcount and marketing program incentives and expenses. MiLAN also recorded severance costs of $170,000 in 2005 and $0 in 2004. Operating income for this segment decreased to $1,704,000 in 2005 compared to $4,533,000 in 2004. On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of Transition Networks management. Operations subsequent to July 1, 2005 have proven to be successful and include a 30% staff reduction in the MiLAN operations.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) increased to $15,433,000 in 2005 compared to $7,969,000 in 2004. The increase was due to higher sales of network equipment and connectivity services in 2005 as compared to 2004 due to new contracts awarded with new and current client school districts. In the second quarter of 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of December 31, 2005, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $3,622,000. Total billings for this contract were $2,388,000. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. Gross margin in 2005 increased to $5,079,000 compared to $4,199,000 in 2004. Gross margin as a percentage of sales decreased to 33% in 2005 from 53% in 2004 period due to an increase in lower margin sales of network equipment to client school districts, lower margin with a large wiring contract, increased expenses for a major network renovation that JDL owns and manages for a large customer and increased expenses from expanding JDL Florida operations. Selling, general and administrative expenses increased to $4,489,000 in 2005 compared to $3,015,000 in the same period of 2004 due to higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL’s operating income was $591,000 in 2005 compared to operating income of $1,184,000 in 2004.

Consolidated net investment and other income increased to $438,000 in 2005 compared to $154,000 in 2004 due to increased earnings on invested cash and money market balances. Consolidated income from continuing operations before income taxes decreased to $7,244,000 in 2005 compared to $8,233,000 in 2004. During the fourth quarter 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company has reviewed and reduced its estimated accrued tax liabilities. In addition, there was a tax benefit recognized due to adjustments to deferred tax estimates. These factors resulted in a significant reduction in the effective tax rate to 27% in fiscal year 2005 in comparison to an effective rate of 37% in fiscal year 2004. The Company expects that the effective income tax rate for fiscal 2006 will be approximately 37%. Consolidated net income including discontinued operations in 2005 decreased slightly to $4,470,000 compared to $4,762,000 in 2004.

Net income includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000. The sale of Austin Taylor was in negotiation as of December 31, 2005. The Company expects to complete the sale of this business unit in 2006. For the twelve months ended December 31, 2005 the net loss from discontinued operations was $1,045,000 compared to $604,000 in 2004. These operations have met the requirements to be reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

2004 Compared to 2003

Consolidated sales from continuing operations in 2004 increased 5% to $100,526,000 compared to $95,771,000 in 2003. Consolidated income from continuing operations in 2004 increased to $8,079,000 compared to $5,586,000 in 2003. The Company’s core business units providing broadband products, Digital Subscriber Line (DSL) products and media conversion and network switching products provided the revenue and earnings growth in 2004 compared to 2003.

Suttle’s sales increased 22% to $40,114,000 in 2004 as compared to $32,900,000 in 2003. Suttle’s sales increases are attributable to increases in capital spending by telecommunications industry companies and in particular the former Regional Bell Operating Company (RBOC) customers. Sales to the RBOC’s increased 23% to $22,388,000 in 2004 from $18,190,000 in 2003 which represent 55% of Suttle’s sales in 2004 and 2003. Sales to distributors, OEM’s and electrical contractors increased to $9,554,000 in 2004 compared to $7,441,000 in 2003. Suttle also provided contract manufacturing services to one company, which generated revenues of approximately $2,550,000 in 2004 and $3,400,000 in 2003.

Suttle’s gross margins increased 50% to $9,961,000 in 2004 compared to $6,611,000 in 2003. Gross margin as a percentage of sales improved to 24% in 2004 from 20% in 2003. The gross margin percentage increase was due to increased business volumes, cost reductions gained by shifting more manufacturing to a lower cost plant in Costa Rica and from outsourcing the manufacturing of certain products to Asia. Suttle is utilizing offshore manufacturing arrangements in the Pacific Rim to strengthen the competitive position of traditional products and its DSL line filter business. Selling, general and administrative expenses increased to $5,201,000 in 2004 compared to $4,597,000 in 2003 due to increased sales and marketing costs. Suttle’s operating income increased to $4,760,000 in 2004 compared to operating income of $2,014,000 in 2003.

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

JDL Technologies, the Company’s technology consulting segment for the education market, sales decreased to $7,969,000 in 2004 compared to $11,868,000 in 2003. Computer and network hardware sales represented $4,113,000 or 52% of total JDL revenues in 2004 compared to $5,361,000 or 45% of total revenue in 2003. Consulting, training and support and connectivity services were $3,856,000 or 48% of total 2004 sales compared to $6,507,000 or 55% of total sales in 2003. Gross margin in 2004 was $4,199,000 or 53% compared to $4,554,000 or 38% in 2003. The gross margin as a percentage of sales increased due to higher margin sales of connectivity and consulting services to client school districts. Selling, general and administrative expenses decreased to $3,015,000 in 2004 compared to $3,454,000 in 2003 due primarily to lower administrative and sales staffing expenses. Operating income remained consistent at $1,184,000 in 2004 compared to $1,100,000 in 2003.

Consolidated investment and other income decreased $184,000 in 2004 compared to 2003. The Company realized a net gain of approximately $280,000 on disposal of non-operating assets upon termination of all production in Puerto Rico in the second quarter of 2003 which was recorded as other income. Investment income increased by $96,000 in 2004 compared to 2003. Interest expense (and related line of credit fees) decreased by $35,000 in 2004 compared to 2003 due to a decrease in annual average borrowings on a line of credit and a lower effective interest rate. Consolidated income from continuing operations before income taxes increased to $8,233,000 in 2004 compared to $5,900,000 in 2003. The Company’s annualized effective income tax rate was approximately 37% in 2004 and 2003. Consolidated net income including discontinued operations in 2004 increased to $4,763,000 compared to $2,717,000 in 2003.

Net income includes the discontinued operations of Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products. For the twelve months ended December 31, 2004 the net loss from discontinued operations was $604,000 compared to $1,565,000 in 2003. This operation has met the requirements to be reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Acquisitions and Dispositions

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

Liquidity and Capital Resources

At December 31, 2005, the Company had approximately $26,661,000 of cash and cash equivalents compared to $25,843,000 of cash and cash equivalents at December 31, 2004. The Company had current assets of approximately $79,357,000 and current liabilities of $13,032,000 at December 31, 2005 compared to current assets of $77,033,000 and current liabilities of $12,430,000 at the end of 2004.

Cash flow provided by operating activities was approximately $4,660,000 in 2005 compared to $14,631,000 provided by operations in 2004. The decrease was primarily due to the Company’s increased inventory levels, costs and estimated earnings in excess of collections of $1,233,000 on a large contract and an increase in income taxes paid of $853,000.

Investing activities used $2,570,000 of cash in 2005 compared to cash used in investing activities in 2004 of $4,621,000. The Company purchased substantially all the assets of Image Systems Corporation for approximately $2,800,000 in cash in the first quarter of 2004 financed through internal cash flows. Cash investments in new plant and equipment totaled $3,203,000 in 2005 compared to $1,977,000 in 2004. The Company expects to invest approximately $2,000,000 on capital additions in 2006.

Net cash used by financing activities was $1,449,000 in 2005 compared to net cash provided by financing activities of $1,001,000 in 2004. Cash dividends paid on common stock totaled $2,307,000 in 2005 and $1,399,000 in 2004. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $991,000 in 2005 and $2,408,000 in 2004. The Company purchased and retired 12,000 and 1,000 shares of its stock in open market transactions during 2005 and 2004 respectively. Board authorizations to purchase approximately 270,000 additional shares remains in effect. The Company may purchase and retire additional shares in 2006 if warranted by market conditions and the Company’s financial position.

During the fourth quarter 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company has reviewed and reduced its estimated accrued tax liabilities. In addition, there was a tax benefit recognized due to adjustments to deferred tax estimates. These factors resulted in a significant reduction in the effective tax rate to 27% in fiscal year 2005 in comparison to an effective rate of 37% in fiscal year 2004. The Company expects that the effective income tax rate for fiscal 2006 will be approximately 37%.

The Company revoked its Section 936 election effective January 1, 2002 and has included all subsequent Puerto Rico operations in its consolidated federal income tax group. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes of approximately $860,000 have been accrued and will likely be paid on these prior earnings in 2006. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under IRC Sec. 965. which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. Approximately, $3,100,000 of qualified capital expenditures have been purchased in 2005 and the balance will be acquired in 2006.

At December 31, 2005 approximately $752,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The remaining Puerto Rico assets were transferred to the U.S. in the first quarter of 2004. Tollgate taxes have been accrued and will be paid in 2006 on these transfers. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

The Company’ had no outstanding obligations under its line of credit at December 31, 2005 and 2004. The Company’s entire credit line ($10,000,000 at March 1, 2006) is available for use. The current line of credit expires June 30, 2006, management believes that we will be able to renew the line on terms acceptable to the Company, however this can not be assured. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The Company leases land, buildings and equipment under operating leases with original terms from one to five years. Certain of these leases contain renewal and purchase options. Rent expense charged to operations was $967,000, $1,198,000 and $1,271,000 in 2005, 2004 and 2003 respectively. Sublease income received was $66,000, $71,000 and $62,000 in 2005, 2004 and 2003 respectively.

The following table summarizes our contractual obligations at December 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$953,000	$726,000	$227,000	$—	$—

The Company does not expect to fund additional amounts for pension benefits as the pension obligation is currently expected to be transferred to the purchaser of Austin Taylor, a discontinued operation as at December 31, 2005.

As of December 31, 2005, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date to January 1, 2006 for calendar year companies. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company estimates that after tax compensation expense related to stock based compensation for fiscal year 2006 is expected to be in the range of $300,000 to $500,000.

In May 2005 the FASB issued SFAS No, 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement requires retroactive application to prior period financial statements of a voluntary change in accounting and is effective for fiscal years beginning after December 15, 2005. Previously most voluntary changes in accounting principle were recognized by including the cumulative effect of the change in the current period. Adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The interpretation provides clarification about recognizing asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation is effective for fiscal years ending after December 15, 2005. Adoption of the interpretation did not have a material effect on the Company’s financial statements.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2005 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Communications Systems, Inc.

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also include the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
March 24, 2006
Minneapolis, Minnesota

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,660,533	$25,842,580
Trade accounts receivable, less allowance for doubtful accounts of $1,673,000 and $1,427,000, respectively	19,000,624	20,271,370
Receivable from sale of discontinued operations	1,102,881
Related party receivables	110,865	283,378
Inventories	23,156,642	20,779,978
Costs and estimated earnings in excess of billings	1,233,368
Other current assets	961,276	831,282
Deferred income taxes	3,706,795	3,114,338
Assets of discontinued operations	3,423,572	5,910,007
TOTAL CURRENT ASSETS	79,356,556	77,032,933
PROPERTY, PLANT AND EQUIPMENT, net	7,690,941	6,289,536
OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	402,418	569,037
Other assets	169,354	325,470
TOTAL OTHER ASSETS	5,835,867	6,158,602

TOTAL ASSETS	$92,883,364	$89,481,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,900,824	$4,034,551
Accrued compensation and benefits	3,473,830	3,324,972
Other accrued liabilities	1,745,907	2,009,822
Dividends payable	698,616	508,969
Income taxes payable	953,516	1,806,582
Liabilities from discontinued operations	1,259,495	744,903
TOTAL CURRENT LIABILITIES	13,032,188	12,429,799
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,670,523 and 8,502,700 shares issued and outstanding, respectively	433,527	425,135
Additional paid-in capital	32,405,873	30,803,482
Retained earnings	47,346,552	45,456,339
Cumulative other comprehensive income	(334,776)	366,316
TOTAL STOCKHOLDERS’ EQUITY	79,851,176	77,051,272

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,883,364	$89,481,071

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31
	2005	2004	2003
Sales from continuing operations	$109,708,505	$100,526,284	$95,770,695
Costs and expenses:
Cost of sales	72,838,568	65,192,680	66,021,019
Selling, general and administrative expenses	30,064,754	27,254,944	24,163,377
Total costs and expenses	102,903,322	92,447,624	90,184,396
Operating income from continuing operations	6,805,183	8,078,660	5,586,299
Other income and (expenses):
Investment and other income	466,101	201,306	387,447
Interest and other expense	(27,611)	(46,857)	(73,510)
Other income, net	438,490	154,449	313,937

Income from continuing operations before income taxes	7,243,673	8,233,109	5,900,236

Income tax expense	1,728,279	2,865,975	1,618,000

Income from continuing operations	5,515,394	5,367,134	4,282,236
Discontinued operations:
Loss from discontinued operations (net of taxes of $206,000 for 2005 and $98,000 for 2004 and $0 for 2003)	(1,268,026)	(604,401)	(1,564,755)
Gain on disposition of discontinued operations (net of taxes of $131,000 for 2005)	222,430
Net Loss from discontinued operations	(1,045,596)	(604,401)	(1,564,755)
Net Income	4,469,798	4,762,733	2,717,481

Other comprehensive (loss) income:
Additional minimuim pension liability adjustment	(530,993)
Foreign currency translation adjustment	(170,099)	170,939	264,755
Comprehensive income	$3,768,706	$4,933,672	$2,982,236

Basic net income (loss) per share:
Continuing operations	$.64	$.65	$.52
Discontinued operations	$(.12)	$(.07)	$(.19)
	$.52	$.58	$.33

Diluted net income (loss) per share:
Continuing operations	$.63	$.64	$.52
Discontinued operations	$(.12)	$(.07)	$(.19)
	$.51	$.57	$.33

Average Basic Shares Outstanding	8,577,066	8,263,041	8,169,078
Average Dilutive Shares Outstanding	8,715,885	8,320,614	8,185,679
Dividends per share	$0.27	$0.24	$0.21

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Cumulative
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2002	8,142,716	$407,135	$27,613,163	$40,920,358	$(69,378)	$68,871,278
Net income				2,717,481		2,717,481
Issuance of common stock under Employee Stock Purchase Plan	23,172	1,159	122,503			123,662
Issuance of common stock to Employee Stock Ownership Plan	32,000	1,600	253,440			255,040
Issuance of common stock under Employee Stock Option Plan	1,700	85	11,645			11,730
Repurchase of common stock	(14,217)	(711)	(46,115)	(51,122)		(97,948)
Shareholder dividends				(1,308,233)		(1,308,233)
Other comprehensive gain					264,755	264,755
BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765
Net income				4,762,733		4,762,733
Issuance of common stock under Employee Stock Purchase Plan	22,193	1,110	160,489			161,599
Issuance of common stock to Employee Stock Ownership Plan	33,000	1,650	262,724			264,374
Issuance of common stock under Employee Stock Option Plan	263,170	13,159	2,233,212			2,246,371
Tax benefit from non-qualified employee stock options			195,976			195,976
Repurchase of common stock	(1,034)	(52)	(3,555)	(4,873)		(8,480)
Shareholder dividends				(1,580,005)		(1,580,005)
Other comprehensive gain					170,939	170,939
BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under Employee Stock Option Plan	122,142	6,108	985,161			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Repurchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Additional minimum pension liability adjustment					(530,993)	(530,993)
Other comprehensive loss					(170,099)	(170,099)
BALANCE AT DECEMBER 31, 2005	8,670,523	$433,527	$32,405,873	$47,346,552	$(334,776)	$79,851,176

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,469,798	$4,762,733	$2,717,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,924,487	2,271,569	2,463,478
Deferred taxes	(425,838)	733,251	2,215,920
Gain on sale of assets	(21,560)	(11,748)
Gain on sale of discontinued operations	(222,430)
Tax benefit from non-qualified stock options	103,602	195,976
Changes in assets and liabilities net of effects from acquisitions:
Trade and related party receivables	1,618,407	1,377,475	(3,168,871)
Inventories	(1,999,113)	1,280,612	4,945,452
Costs and estimate earnings in excess of billings	(1,233,368)
Other current assets	(23,046)	266,694	192,973
Accounts payable	606,167	2,206,175	(3,177,738)
Accrued expenses	716,118	578,909	363,125
Income taxes payable	(853,066)	968,879	(1,979,552)
Net cash provided by operating activities	4,660,158	14,630,525	4,572,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,202,701)	(1,976,748)	(714,591)
Other assets	175,423	104,057	(493,145)
Proceeds from the sale of fixed assets	7,069	53,396
Payment for purchase of Image Systems Corporation		(2,801,683)
Proceeds from the sale of discontinued operations	450,000
Net cash used in investing activities	(2,570,209)	(4,620,978)	(1,207,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable			(7,000,000)
Cash dividends paid	(2,307,164)	(1,398,434)	(1,306,550)
Proceeds from issuance of common stock	991,269	2,407,970	135,392
Purchase of common stock	(133,202)	(8,480)	(97,948)
Net cash (used in provided by financing activities)	(1,449,097)	1,001,056	(8,269,106)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	177,101	(109,277)	29,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	817,953	10,901,326	(4,875,074)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	25,842,580	14,941,254	19,816,328

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,660,533	$25,842,580	$14,941,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$2,511,066	$1,841,526	$1,116,627
Interest paid	37,635	47,373	102,566
Dividends declared not paid	698,616	508,969	327,397
Receivable from sale of discontinued operations	1,102,881

See notes to consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

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

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations.  Actual results could differ from those estimates.  The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, lower of cost or market inventory adjustments, percentage-of –completion, provision for income taxes and deferred taxes, fixed asset impairment review, goodwill and other intangible asset impairment review and depreciable lives of fixed assets.

Financial instruments: The fair value of the Company’s financial instruments, which consist of investment securities, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their carrying value due to their short-term nature.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation (“HCC”), a former subsidiary of the Company.  Several of the Company’s officers and directors work in similar capacities for HCC.  Outstanding receivable balances from HCC were $51,000 and $221,000 at December 31, 2005 and 2004, respectively.  Accounts with HCC are paid on a current basis during the year. The Company also has certain receivables from employees and an officer, the majority of which are repaid through biweekly payroll deductions.  These receivables totaled $60,000 and $63,000 as of December 31, 2005 and 2004 respectively.  These receivables earn interest ranging from 6.5% to 8 % and have maturity dates extending through 2006.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Receivable from sale of discontinued operations: This receivable is the balance due from the sale of the Company’s Image Systems business unit sold in the fourth quarter of 2005.  The balance due the Company represents the present value of the balance due with imputed interest at 6%. The agreement provides for monthly payments of $100,000 and a balloon payment of $531,000 in July 2006.  The original amount was $1,288,000.

Property, plant and equipment: Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method.  Depreciation included in cost of sales and selling, general and administrative expenses was $1,794,000, $1,919,000 and $2,069,000 for 2005, 2004 and 2003, respectively.  Maintenance and repairs are charged to operations and additions or improvements are capitalized.  Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and other intangible assets: Goodwill represents the amount by which the purchase price (including liabilities assumed) and transaction costs of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses.  Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.  We reassess the value of our reporting units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  Accordingly, we have determined that there was no impairment as of January 1, 2005 and no events occurred during the year ended December 31, 2005 that indicated our remaining goodwill might be impaired. As of December 31, 2005 and 2004, the Company had net goodwill of $5,264,000.  Intangible assets with definite useful lives (consisting of a fully amortized royalty agreement) was amortized over its estimated useful life of five years. Amortization included in costs and expenses was $43,000, $46,000 and $69,000 in 2005, 2004 and 2003, respectively.

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

Notes payable: The Company has a $10,000,000 line of credit from U.S. Bank.  The Company had no outstanding borrowings against the line of credit at December 31, 2005 and 2004.   Interest on borrowings on the credit line is at the bank’s average CD rate plus 1.5% (5.9% at December 31, 2005). The credit agreement expires June 30, 2006 and is secured by assets of the Company.

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

The following table presents the changes in the Company’s warranty liability for the year ended December 31, 2005 and 2004, which relates to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales.

	2005	2004
Beginning Balance	$910,350	$659,684
Actual warranty costs paid	(172,963)	(124,368)
(Recovery of) charged to expense	(207,554)	375,034
Ending balance	$529,833	$910,350

Foreign currency translation: The functional currency of Austin Taylor is the United Kingdom pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates.  Revenue and expense transactions were translated using average exchange rates.  The cumulative foreign currency translation balance is $196,000 and $366,000 at December 31, 2005 and 2004, respectively.

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

JDL Technologies generally records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by customer.  Revenue under customer service contracts is recognized on a straightline basis over the contract period, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern.  In 2005, JDL entered into a long-term fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure.  Revenue under this contract is recognized on a percentage-of-completion basis under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The method used to determine the progress of completion for this contract is based on the ratio of costs incurred to total estimated costs.  If a loss is indicated at a point in time during a contract, a projected loss for the entire contract is estimated and recognized.  The following table summarizes costs incurred and billings and estimated earnings recognized on the uncompleted contract as of December 31, 2005:

December 31, 2005

Costs incurred on uncompleted contract	$3,208,964
Less billings to date	(2,388,429)
Plus estimated earnings recognized	412,833
$1,233,368

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

Research and development: Research and development consists mostly of outside testing, equipment and supplies associated with enhancing existing products and developing new products.  Research and development costs are expensed when incurred and totaled $547,000 in 2005, $670,000 in 2004, and $607,000 in 2003.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 138,819 shares, 57,573 shares, and 16,601 shares in 2005, 2004 and 2003, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2005, 2004, and 2003 was 289,719, 344,200 and 905,000, respectively

Stock-based employee compensation plans: The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” but applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost is reflected in the consolidated statements of  income and comprehensive income.  If the Company had elected to recognize compensation cost for its stock based transactions using the method prescribed by SFAS No. 123, pro forma net income and net income per share would have been as follows:

	Year Ended December 31
	2005		2004	2003
Net Income
As reported		$4,470,000	$4,763,000		$2,717,000
Compensation expense, net of tax		$(325,000)	$(378,000)		$(558,000)
Pro forma		$4,145,000	$4,385,000		$2,159,000

Earnings Per Share-Basic
As reported	$	. 52	$.58	$	. 33
Pro forma		$.48	$.53	$	. 26

Earnings Per Share-Diluted
As reported	$	. 51	$.57	$	. 33
Pro forma		$.48	$.53	$	. 26

Information on the Company’s stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 6.

Basis of presentation: Certain prior year amounts reported on the Company’s consolidated balance sheet have been reclassified to conform to 2005 presentation. Such reclassifications had no impact on total consolidated assets, net income or stockholders’ equity. On the Company’s consolidated balance sheets, investments and other assets, previously disclosed on separate lines, have been combined on a single line. December 31, 2004 balance sheet amounts reflect the reclassification of certain assets and liabilities of both Image Systems and Austin Taylor Communications Ltd. from continuing operations to discontinued operations. The Company’s income statement for the twelve months ended December 31, 2005 reflects the reclassifications of the operating results to discontinued operations of Image Systems and Austin Taylor Communications Ltd. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000. The pending sale of Austin Taylor was in the process of negotiation as of December 31, 2005. The Company expects to complete the sale of this business unit in 2006.

Recently issued accounting pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”   SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date to January 1, 2006 for calendar year companies. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The Company estimates that after tax compensation expense related to stock based compensation for fiscal year 2006 is expected to be in the range of $300,000 to $500,000.

In May 2005 the FASB issued SFAS No, 154, “Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This statement requires retroactive application to prior period financial statements of a voluntary change in accounting and is effective for fiscal years beginning after December 15, 2005.  Previously most voluntary changes in accounting principle were recognized by including the cumulative effect of the change in the current period.  Adoption of SFAS No. 154 is not expected to have a material effect on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.  The interpretation provides clarification about recognizing asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations”.  The interpretation is effective for fiscal years ending after December 15, 2005. Adoption of the interpretation did not have a material effect on the Company’s financial statements.

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

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31
	2005	2004
Finished goods	$15,429,853	$13,282,242
Raw and processed materials	7,726,789	7,497,736
	$23,156,642	$20,779,978

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2005	2004
Land		$686,798	$639,258
Buildings and improvements	7-30 years	4,089,624	4,183,657
Machinery and equipment	3-15 years	24,792,430	20,908,209
Furniture and fixtures	5-10 years	1,447,506	3,061,659
		31,016,358	28,792,783
Less accumulated depreciation		(23,325,417)	(22,503,247)
		$7,690,941	$6,289,536

NOTE 4 - EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation.  Contributions to the plan in 2005, 2004 and 2003 were $402,000, $356,000, and $313,000, respectively.

Effective January 1, 2004, the Company implemented a “Performance Unit Incentive Plan”.  The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met.  Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting.  Payment in the case of retirement, disability or death will be on a pro rata basis.  Every other year a new four-year cycle begins to create a potential pay out every other year. In 2005, the Company recorded compensation expense of approximately $250,000, for unpaid contributions.

The Company’s U.K. based subsidiary Austin Taylor (a discontinued operation in 2005) maintains pension plans that cover approximately 10 active employees.  Related to these plans the Company recorded an additional minimum pension liability of $530,000 as an adjustment to other comprehensive income in the statement of changes in stockholders equity.  The minimum pension liability was recorded such that the total pension liability in the financial statements is equal to the excess of the accumulated obligation over plan assets and is included within liabilities of discontinued operations.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years.  Certain of these leases contain renewal and purchase options.  Rent expense charged to operations was $967,000 $1,198,000 and $1,271,000 in 2005, 2004 and 2003 respectively.   Sublease income received was $66,000, $71,000 and $62,000 in 2005, 2004 and 2003 respectively.   At December 31, 2005, the Company was obligated under noncancellable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:

2006	$726,000
2007	227,000
$953,000

As of December 31, 2005, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2005 and 2004, and the entire credit line ($10,000,000 at March 1, 2006) is available for use.

A former officer of one of the Company’s subsidiaries has challenged the Company’s determination of the retirement benefit payable to the former officer.  The former officer has asserted that, in addition to the retirement benefit the former officer is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year to the former officer based on his allegations as to the meaning of terms in the former officer’s employment contract with the subsidiary and of a side letter delivered by the Company concurrently with the signing of the employment agreement.  The Company has denied the former officer’s claim for a supplemental retirement benefit.  While the former officer has threatened to commence a lawsuit with respect to his claim, as of the date of this report, no formal legal proceedings have been initiated against the

Company.  If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims.  Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 6 – DISCONTINUED OPERATIONS

Net income includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota, and Austin Taylor Communications Ltd. of Bethesda, Wales, the Company’s U.K. provider of cabling and related telephony products.  Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million.  The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000.  The pending sale of Austin Taylor was in the process of negotiation as of December 31, 2005. The Company expects to complete the sale of this business unit in 2006. These operations have met the requirements to be reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The results of discontinued operations for the twelve months ended December 31, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003

Revenues	$8,959,649	$10,252,654	$6,639,806

Operating loss before income taxes	(1,474,026)	(702,376)	(1,564,755)

Gain on disposition of discontinued operations	353,430

Income tax benefit	75,000	97,975	0

Loss from discontinued operations	$(1,045,596)	$(604,401)	$(1,564,755)

At December 31, 2005, 2004 and 2003 the major components of assets and liabilities of the discontinued operations were as follows:

	2005	2004	2003

Current Assets	$2,814,912	$5,159,468	$3,715,884

Net plant and equipment	608,660	750,539	960,968

Assets of discontinued operations	$3,423,572	$5,910,007	$4,676,852

Current liabilities	$329,828	$744,903	$996,921

Long-term liabilities	$929,667

Liabilities of discontinued operations	$1,259,495	$744,903	$996,921

NOTE 7 - COMMON STOCK AND STOCK OPTIONS

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees.  Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant.  Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan.  At December 31, 2005, 339,727 shares remained available to be issued under the plan.  Options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors.  The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting.  Exercise price is the fair market value of the stock at the date of grant.  Options granted under this plan vest when issued and expire 10 years from date of grant.  At December 31, 2005, 13,500 shares are available to be issued under the plan.

Changes in outstanding employee and director stock options during the three years ended December 31, 2005 were as follows:

		Weighted
		average
	Number of	exercise price
	shares	per share
Outstanding at December 31, 2002	1,166,234	$12.02
Granted	270,250	7.21
Exercised	(1,700)	7.05
Canceled	(275,828)	13.50
Outstanding at December 31, 2003	1,158,956	10.54
Granted	312,750	9.31
Exercised	(263,170)	8.51
Canceled	(185,511)	10.03
Outstanding at December 31, 2004	1,023,025	10.72
Granted	21,000	10.21
Exercised	(119,075)	8.10
Canceled	(217,500)	16.10
Outstanding at December 31, 2005	707,450	9.39

The Company receives an income tax benefit related to the gains received by employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options.  The amount of tax benefit received by the Company was $104,000, $196,000 and $0 in 2005, 2004 and 2003 respectively.  The tax benefit amounts have been credited to additional paid-in capital.

The following table summarizes the status of stock options outstanding at December 31, 2005:

	Outstanding	Weighted Average	Weighted
	shares as of	Remaining	Average
Range of Exercise Prices	12-31-05	Option Life	Exercise Price
$7.14 to $9.99	531,550	2.6 years	$8.16
$10.00 to $12.00	77,400	5.2 years	$11.18
$12.01 to $14.99	68,500	3.4 years	$13.51
$15.00 to $18.56	30,000	1.6 years	$17.25

The following table summarizes the status of the stock options exercisable at December 31, 2005:

	Exercisable	Weighted
	shares as of	Average
Range of Exercise Prices	12-31-05	Exercise Price
$ 7.14 to $9.99	433,253	$8.16
$ 10.00 to $12.00	29,367	$11.11
$ 12.01 to $14.99	48,167	$13.38
$ 15.00 to $18.56	30,580	$17.25

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

	Year Ended December 31
	2005	2004	2003
Expected volatility	28%	37%	33%
Risk free interest rate	3.9%	2.9%	2.6%
Expected holding period – employees	1 years	4 years	4 years
Expected holding period – directors	7 years	7 years	7 years
Dividend yield	3.3%	2.0%	2.2%

The Company granted 21,000 stock options to non-employee directors in 2005.  There were no grants to employees in 2005.  Fair value of all options issued was approximately $86,000, $653,000 and $505,000 in 2005, 2004 and 2003, respectively

Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 1.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved.  Under the terms of the plan through December 31, 2005, employees could acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year.  Shares issued to employees under the plan were 25,351, 22,193 and 23,172 for the plan years ended August 31, 2005, 2004 and 2003, respectively.  A short plan year was authorized for the period September 1, 2005 through December 31, 2005 allowing employees to utilize the previous terms.  Shares issued in January 2006 to employees under this short plan year were 9,134.  Effective January 1, 2006, employees are able to acquire shares through payroll deductions at 95% of the price at the end of the plan year which is June 30, 2006.  Semi-annual plans will then be maintained in the future.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service.  Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.  At December 31, 2005, the ESOP held 366,000 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees.  Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock.  The Company’s 2005 ESOP contribution was $387,450 for which the Company issued 31,500 shares of common stock to the ESOP in March 2006.  The 2004 ESOP contribution was $426,564 for which the Company issued 32,000 shares in February 2005.  The 2003 ESOP contribution was $264,374 for which the Company issued 33,000 shares in February 2004.

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions.   In 2005, the Company purchased and retired 12,154 shares at a cost of approximately $130,000.  In 2004, the Company purchased and retired 1,034 shares at a cost of $8,500.  In 2003, the Company purchased and retired 14,217 shares at a cost of $98,000. At December 31, 2005, 270,878 additional shares could be repurchased under outstanding Board authorizations.

NOTE 8 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31
	2005	2004	2003
Currently payable income taxes (benefit):
Federal	$1,758,000	$1,981,000	$(890,000)
State	360,000	260,000	106,000
Puerto Rico			133,000
Foreign	36,000	45,000	53,000
	2,154,000	2,286,000	(598,000)

Deferred income taxes (benefit)	(426,000)	579,000	2,216,000
	$1,728,000	$2,865,000	$1,618,000

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005.  Tollgate taxes of approximately $860,000 have been accrued and will likely be paid on these prior earnings in 2006.

Austin Taylor Communications, Ltd. operates in the U.K. (reported as a discontinued operation in 2005) and is subject to U.K. rather than U.S. income taxes.  U.K. pretax loss was $926,000, $438,000, and $1,566,000 in 2005, 2004 and 2003, respectively.  No benefit was recorded for these losses due to the uncertainty of generating taxable income in the future.  Suttle Costa Rica, S.A. operates in Costa Rica and is currently exempt from Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under IRC Sec. 965. which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan.  Approximately, $3,100,000 of qualified capital expenditures have been purchased in 2005 and the balance will be acquired in 2006.  It is the Company’s intention to reinvest the remaining undistributed earnings of its Costa Rica subsidiary to support  continued operations there.

During the fourth quarter 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company has reviewed and reduced its estimated accrued tax liabilities. In addition, there was a tax benefit recognized due to adjustments to deferred tax estimates. These factors resulted in a significant reduction in the effective tax rate to 27% in fiscal year 2005 in comparison to an effective rate of 37% in fiscal year 2004. The Company expects that the effective income tax rate for fiscal 2006 will be approximately 37%.

The provision for income taxes varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2005	2004	2003
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal benefit	3.8	2.3	1.6
Favorable examination result	(8.2)
Changes in estimated deferred tax assets	(7.1)
Other	4.5	.5	1.7
Effective tax rate	27.0%	36.8%	37.3%

Deferred tax assets and liabilities as of December 31 related to the following:

	2005	2004
Current assets:
Bad debts	$551,887	$421,323
Inventory	2,175,656	1,345,097
Accrued and prepaid expenses	979,252	1,347,918
	$3,706,795	$3,114,338
Long term assets and (liabilities):
Depreciation	$(451,706)	$(507,929)
Net operating loss carryforward	672,357	799,746
Excess of cost over net assets	181,767	278,632
Other		(1,412)
Foreign net operating loss carryforward	1,354,359	1,039,542
Less: valuation reserve for foreign net operating loss carryforward	(1,354,359)	(1,039,542)
	$402,418	$569,037

As part of the LANart acquisition, the Company purchased net operating loss carryforwards in the amount of $3,416,000.  As part of the Image Systems Corporation acquisition, the Company purchased net operating loss carryforwards in the amount of $374,000.   At December 31, 2005, the Company has $1,977,000 available net operating loss carryforwards for income tax purposes, of which the majority expire in 2014.

NOTE 9 – GOODWILL

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis.  SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Management assessed the fair value of the business units to determine whether goodwill carried on the financial statements was impaired and the extent of such impairment, if any, using the discounted cash flows method.  Based upon these assessments, management determined that the current goodwill balances were not impaired.  Management will continue to reassess the value of our business units and related goodwill balances at the beginning of each year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of December 31, 2005, 2004 and 2003 the Company had net goodwill of $5,264,000, $5,264,000 and $5,254,000, respectively.   Carrying amounts of goodwill by segment as of December 31, 2005 is as follows: Suttle $1,272,000; Transition Networks $3,288,000; JDL Technologies $704,000.

NOTE 10- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Other includes non-allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Suttle products are sold principally to United States (U.S.) customers.  Suttle operates manufacturing facilities in the U.S. and Costa Rica.  Net long-lived assets held in Costa Rica was approximately $631,000 at December 31, 2005.    Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets.   JDL Technologies operates in the U.S. and makes sales in the U.S. and Latin America.   Consolidated sales to U.S. customers were approximately 84%, 83% and 80% of total consolidated sales in 2005, 2004 and 2003 respectively.  At December 31, 2005, foreign earnings in excess of amounts received in the United States were approximately $79,000.  In addition, the cumulative amount of prior earnings of Suttle Caribe, Inc. on which no Puerto Rico tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes of approximately $860,000 have been accrued and will be paid on these undistributed earnings in 2006. In 2005, 2004 and 2003, no customer accounted for more than 10% of consolidated sales.

Information concerning the Company’s continuing operations in the various segments for the twelve-month periods ended December 31, 2005, 2004 and 2003 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Consolidated Continuing Operations

Year Ended December 31, 2005
Sales	$47,323,949	$46,951,897	$15,432,659		$109,708,505
Cost of sales	34,325,579	28,159,389	10,353,600		72,838,568
Gross profit	12,998,370	18,792,508	5,079,059	0	36,869,937
Selling, general and administrative expenses	6,089,224	17,088,735	4,488,570	2,398,225	30,064,754
Operating income (loss)	$6,909,146	$1,703,773	$590,489	$(2,398,225)	$6,805,183

Depreciation and amortization	$964,272	$347,147	$391,087	$135,043	$1,837,549

Assets	$36,739,511	$21,300,387	$15,508,157	$15,911,737	$89,459,792

Capital expenditures	$716,271	$227,366	$2,171,065	$87,999	$3,202,701

Year Ended December 31, 2004:
Sales	$40,113,856	$52,443,162	$7,969,266		$100,526,284
Cost of sales	30,152,990	31,269,300	3,770,390		65,192,680
Gross profit	9,960,866	21,173,862	4,198,876	0	35,333,604
Selling, general and administrative expenses	5,200,954	16,640,427	3,014,603	2,398,960	27,254,944
Operating income (loss)	$4,759,912	$4,533,435	$1,184,273	$(2,398,960)	$8,078,660

Depreciation and amortization	$1,329,184	$314,822	$162,577	$158,743	$1,965,326

Assets	$37,816,232	$27,763,013	$4,959,613	$13,032,206	$83,571,064

Capital expenditures	$565,264	$562,335	$730,953	$46,062	$1,904,614

Year Ended December 31, 2003:
Sales	$32,900,406	$51,002,074	$11,868,215	$—	$95,770,695
Cost of sales	26,289,518	32,417,775	7,313,726		66,021,019
Gross profit (loss)	6,610,888	18,584,299	4,554,489		29,749,676
Selling, general and administrative expenses	4,597,156	14,259,542	3,454,170	1,852,509	24,163,377
Operating income (loss)	$2,013,732	$4,324,757	$1,100,319	$(1,852,509)	$5,586,299

Depreciation and amortization	$1,485,244	$290,625	$207,790	$154,632	$2,138,291

Assets	$33,807,848	$29,085,325	$6,866,954	$3,994,846	$73,754,973

Capital expenditures	$352,500	$144,925	$52,462	$21,301	$571,188

(b)   SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Operating Results

(in thousands except per share amounts)

	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
2005
Sales from Continuing Operations	$25,383	$27,204	$30,108	$27,013
Gross Margins	8,945	8,729	10,576	8,620
Operating income from Continuing Operations	1,581	925	3,216	1,083
Net Income	895	309	1,777	1,488

Basic Net Income per Share	$.10	$.04	$.20	$.18
Diluted Net Income per Share	$.10	$.04	$.20	$.17

2004
Sales from Continuing Operations	$22,507	$24,434	$26,677	$26,908
Gross Margins	7,585	8,596	9,548	9,605
Operating income from Continuing Operations	2,349	1,103	1,856	2,771
Net Income	724	990	1,538	1,511

Basic Net Income per Share	$.09	$.12	$.19	$.18
Diluted Net Income per Share	$.09	$.12	$.19	$.17

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)  Changes in Internal Controls

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 25, 2006 Annual Meeting of Shareholders to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated by reference herein. The information called for with respect to the Company’s officers by paragraph [b] of Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act Section 1 b a compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material, which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference. The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2005:

Securities Authorized For Issuance Under Equity Compensations Plans

	(a)	(b)	(c)
Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1992 Stock Plan	707,450	$9.45	352,779
1990 Employee Stock Purchase Plan	9,134	$8.90	30,923

Equity compensation plans not approved by security holders:
None

(1)  The Company does not have individual compensation arrangements involving the granting of options, warrants and rights.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 404 under Regulation S-K will be set forth under the caption “Certain Transactions” in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 Of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “ Principal Accountant Fees and Services in the Company’s definitive proxy materials for its May 25, 2006 Annual Meeting to be filed within 120 days from the end of the Registrant’s fiscal year, which information is expressly incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 19 to 35 herein:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

(a) (3)      Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at page 42 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 29, 2006	/s/ Curtis A.Sampson
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

Signature	Title	Date

/s/Curtis A.Sampson	Chairman of the Board of Directors,	March 29, 2006
Curtis A. Sampson	and Director (Principal Executive Officer)

/s/Paul N. Hanson	Vice President, Treasurer and	March 29, 2006
Paul N. Hanson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Randall D. Sampson	Director	March 29, 2006
Randall D. Sampson

/s/Edwin C. Freeman	Director	March 29 2006
Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 29, 2006
Luella Gross Goldberg

/s/Frederick M. Green	Director	March 29, 2006
Frederick M. Green

/s/Gerald D. Pint	Director	March 29, 2006
Gerald D. Pint

/s/Paul J. Anderson	Director	March 29, 2006
Paul J. Anderson

/s/Wayne E. Sampson	Director	March 29, 2006
Wayne E. Sampson

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2005

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)		Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2005	$1,427,000	$688,000	$(442,000	)(A)			$1,673,000

December 31, 2004	$1,423,000	$329,000	$(349,000	)(A)	$24,000	(B)	$1,427,000

December 31, 2003	$1,294,000	$125,000	$4,000	(A)			$1,423,000

Reserve for assets transferred under contractual arrangements and notes receivable:

Year Ended:

December 31, 2005	$—	$—	$—				$—

December 31, 2004	$—	$—	$—				$—

December 31, 2003	$434,000	$—	$(434,000)				$—

(A) Accounts determined to be uncollectible and charged off against reserve.

(B) Result of acquisition

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2005

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Exhibit Index To

Form 10-K for the Year Ended December 31, 2005

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
10-K Report of the Company for its
year ended December 31, 1993 (the
“1993 Form 10-K”) and incorporated
herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993
Form 10-K and incorporated herein
by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993
Form 10-K and incorporated herein
by reference.

10.4	Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the 1993
Form 10-K and incorporated herein
by reference.

10.5	Stock Option Plan for Nonemployee	Filed as Exhibit 10.5 to the 1993
	Directors	Form 10-K and incorporated herein
by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993
Form 10-K and incorporated herein
by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993
Form 10-K and incorporated herein
by reference.

10.8	Supplemental Executive Retirement	Filed as Exhibit 10.8 to the 1993
	Plan	Form 10-K and incorporated herein
by reference.

10.9	Form of Rights Agreement,	Filed as Exhibit 1 to the
	dated as of October 26, 1999	Company’s Form 8-A on November 8,
	between the Company and	1999 and incorporated herein by
	Wells Fargo Bank Minnesota,	reference.
National Association

21	Subsidiaries of the Registrant	Filed herewith.

23	Independent Auditors’ Consent	Filed herewith.

24	Power of Attorney	Included in signatures at page 38.

31.1	Certification of Chief Executive Officer	Filed herewith.

31.2	Certification of Chief Financial Officer	Filed herewith.

32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.