Form 10-Q
period 2006-03-31
COMMUNICATIONS SYSTEMS INC
filed 2007-05-16
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒   NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at April 30, 2006

Common Stock, par value	American Stock Exchange	8,728,658
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
	2006	2005

Assets:

Current assets:
Cash	$23,338,244	$26,660,533
Trade receivables, net	21,903,889	20,460,380
Receivable from sale of discontinued operations	818,004	1,102,881
Related party receivables	166,691	110,865
Inventories	24,911,484	24,492,518
Costs and estimated earnings in excess of billings	2,067,255	1,233,368
Deferred income taxes	3,706,795	3,706,795
Other current assets	759,027	980,556

Total current assets	77,671,389	78,747,896

Property, plant and equipment, net	8,107,845	8,299,601

Other assets:
Goodwill	5,264,095	5,264,095
Deferred income taxes	402,418	402,418
Other assets	146,416	169,354

Total other assets	5,812,929	5,835,867

Total Assets	$91,592,163	$92,883,364

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,237,189	$5,188,316
Accrued compensation and benefits	2,642,819	3,072,768
Other accrued liabilities	1,739,280	1,786,957
Dividends payable	701,567	698,616
Income taxes payable	1,092,903	953,516

Total current liabilities	9,413,758	11,700,173

Long-term liabilities:
Long-term compensation plans	524,925	401,062
Pension liabilities	956,890	930,953

Total long-term liabilities	1,481,815	1,332,015

Stockholders’ Equity	80,696,590	79,851,176

Total Liabilities and Stockholders’ Equity	$91,592,163	$92,883,364

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31

	2006	2005

Sales from continuing operations	$28,376,888	$26,734,239

Costs and expenses:
Cost of sales	18,894,205	17,635,249
Selling, general and administrative expenses	8,654,733	7,594,926

Total costs and expenses	27,548,938	25,230,175

Operating income from continuing operations	827,950	1,504,064

Other income and (expenses):
Investment and other income	174,131	98,797
Interest expense	(8,498)	(8,418)

Other income, net	165,633	90,379

Income from continuing operations before income taxes	993,583	1,594,443

Income tax expense	213,000	590,000

Income from continuing operations	780,583	1,004,443

Discontinued operations:
Loss from discontinued operations net of tax benefit of $65,000		(109,764)

Net income	780,583	894,679

Other comprehensive income (loss):
Foreign currency translation adjustment	22,109	(50,153)

Comprehensive income	$802,692	$844,526

Basic net income (loss) per share:
Continuing operations	$.09	$.12
Discontinued operations	—	(.01)

	$.09	$.11

Diluted net income (loss) per share:
Continuing operations	$.09	$.11
Discontinued operations	—	(.01)

	$.09	$.10

Cash dividends per share	$.08	$.06

Average Basic Shares Outstanding	8,739,927	8,519,344
Average Dilutive Shares Outstanding	8,865,583	8,719,270

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

			Additional Paid-in Capital		Cumulative Other Comprehensive Income (Loss)
				Retained Earnings
	Common Stock

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under Employee Stock Option Plan	122,142	6,108	985,161			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Purchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Other comprehensive loss					(701,092)	(701,092)

BALANCE AT DECEMBER 31, 2005	8,670,523	$433,527	$32,405,873	$47,346,552	$(334,776)	$79,851,176
Net income				780,583		780,583
Issuance of common stock under Employee Stock Purchase Plan	9,134	457	81,171			81,628
Issuance of common stock to Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under Employee Stock Option Plan	65,476	3,273	452,388			455,661
Tax benefit from non-qualified employee stock options			62,147			62,147
Stock-based compensation			34,635			34,635
Purchase of common stock	(25,066)	(1,254)	(93,683)	(182,122)		(277,059)
Shareholder dividends				(701,740)		(701,740)
Other comprehensive income					22,109	22,109

BALANCE AT MARCH 31, 2006	8,751,618	$437,581	$33,328,403	$47,243,273	$(312,667)	$80,696,590

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$780,583	$894,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687,012	473,495
Stock based compensation	34,635
Excess tax benefits from stock based compensation	(62,147)
Changes in assets and liabilities:
Trade and related party accounts receivables	(1,483,691)	2,562,852
Inventories	(404,271)	(1,627,297)
Costs and estimated earnings in excess of billings	(833,887)
Other current assets	221,715	(143,736)
Accounts payable	(1,953,730)	45,139
Accrued compensation and benefits	81,364	472,894
Other accrued expenses	(48,182)	(679,543)
Income taxes payable	201,534	411,518
Pension liability	16,930

Net cash (used in) provided by operating activities	(2,762,135)	2,410,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(465,375)	(740,696)
Proceeds from the sale of discontinued operations	284,877

Net cash used in investing activities	(180,498)	(740,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(698,789)	(508,969)
Proceeds from issuance of common stock	537,289	293,602
Purchase of common stock	(277,059)
Excess tax benefits from stock based compensation	62,147

Net cash used in financing activities	(376,412)	(215,367)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(3,244)	(79,509)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,322,289)	1,374,429

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,660,533	25,842,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,338,244	$27,217,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$18,679	$113,482
Interest paid	8,498	8,418
Dividends declared not paid	701,567	597,515

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, training services, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Financial statement presentation

The consolidated balance sheets as of March 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and 2005 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 and 2005 Annual Reports to Shareholders and forms 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

At December 31, 2005 the Company was in negotiations to sell Austin Taylor to prospective purchasers and expected to conclude a sale in 2006. However, due to uncertainties involving Austin Taylor’s financial performance and issues involving its pension plans, the Company was unable to conclude a sale on satisfactory terms. As a result, the Company has reversed its decision to discontinue operations. The Company’s financial statements including the December 31, 2005 balance sheet and the income statement for the three month period ended March 31, 2005 have been adjusted to reflect the reclassification of the operating results of Austin Taylor Communications Ltd. to continuing operations.

Revenue Recognition

The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point based on shipping terms of FOB shipping point. Risk of loss transfers at the point of shipment and the Company has no further obligation after such time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

JDL records revenue on service contracts on a straight-line basis over the contract period (unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern). Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDOE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our history of funding and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

In order to make the “remote” conclusion quarterly we made an assessment that included consideration of the following:

-	Compliance with critical e-rate program requirements by JDL and the VIDOE

-	Any program changes including but not limited to the following:

	-	Priority of payments,

	-	Allowance of retroactive payment for services provided, etc.

-	Changes in funding levels for similar applicants

-	Any indications that the contract prices are not fixed (the SLD would approve amounts different than those submitted)

-	Significant changes to the prices or services provided from the services that were approved in the prior year

-	Prior history of payments and funding terms

-	Any changes to the probability of collecting for services provided

During the year ended December 31, 2005 we recognized revenue in advance of the funding approval by SLD because we had sufficient evidence to conclude that it was remote that funding would not be approved.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. This gave rise to the possibility that if the VIDOE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDOE would not be approved for payment by the SLD until the SLD was satisfied that the VIDOE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the DOJ investigation of VIDOE, SLD’s review of VIDOE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate.

Services provided by JDL to the VIDOE in the first quarter of 2006 on contracts that had not been approved by the SLD that were not recognized in 2006 revenues totaled $587,000. Accounts receivable at March 31, 2006 and December 31, 2005 from the VIDOE for services provided and recognized in 2005 revenues under contracts not yet approved by the SLD totaled $1,175,000.

In 2005, JDL entered into a long-term fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract was recognized on a percentage-of-completion basis under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The method used to determine the progress of completion for this contract is based on the ratio of costs incurred to total estimated costs.

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	March 31 2006	December 31 2005

Foreign currency translation	$218,326	$196,217
Minimum pension liability	(530,993)	(530,993)

	$(312,667)	$(334,776)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At March 31, 2006, 948,114 shares remained available to be issued under the plan. The only awards under the 1992 stock plan that were not vested as of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), were stock options. The options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At March 31, 2006, 38,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Under the terms of the plan through December 31, 2005, employees could acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued in January 2006 to employees under this plan were 9,134. Effective January 1, 2006, employees are able to acquire shares under new plan terms at 95% of the price at the end of the semi-annual plan term, which is June 30, 2006. This amended plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for these plans. No share-based compensation expense was recognized in our statements of earnings prior to fiscal 2006 for stock option awards, as the exercise price was equal to or greater than the market price of our stock on the date of grant. In addition, the Company did not recognize any stock-based compensation expense for our ESPP as the plan qualifies under Section 423 of the Internal Revenue Code of 1986, as amended.

On January 1, 2006, the Company adopted SFAS No. 123(R), requiring the Company to recognize expense related to the fair value of the stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, stock-based compensation expense subsequent to adoption, includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and (b) compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize compensation expense for stock options on a straight-line basis over the requisite service period of the award. The Company has elected the simplified method of calculating its additional paid-in capital (APIC) pool described in FASB Staff position No. 123(R)-3, Transition Election Related to the Accounting for the Tax Effects of Share-Based Payment Awards.”

Total stock-based compensation expense included in the statement of income for the three months ended March 31, 2006 was $34,635 with no related income tax benefit. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three months ended March 31, 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $62,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

If the Company had recognized compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, net income and net income per share for the first quarter of 2005 would have been as follows:

Net income as reported		$894,679
Compensation expense, net of tax (1)		63,219

Pro forma		$831,460

Earnings per share - Basic
As reported	$	. 11
Pro forma	$	. 10

Earnings per share - Diluted
As reported	$	. 10
Pro forma	$	. 10

(1) The grant date fair value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the three months ended March 31 2006:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2005	707,450	$9.39	2.9 years
Exercised	(95,555)	8.21
Canceled	(16,330)	8.51

Outstanding – March 31, 2006	595,565	9.60	3.0 years

Exercisable – March 31, 2006	520,353	$9.61	2.8 years

No stock options were granted during the three month period ended March 31, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2006 was $1,023,000. The intrinsic value of options exercised during the three months ended March 31, 2006 was $316,000.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table represents a summary of the significant assumptions used during the three months ended March 31, 2005 to estimate the fair value of stock options (there were no share-based payments granted during the three months ended March 31, 2006).

Black-Scholes Option Valuation Assumptions (1)

Risk-free interest rate (2)	3.9%
Expected dividend yield	3.3%
Expected stock price volatility (3)	28.0%
Expected term of stock options (in years)(4)	4.0

(1)	Forfeitures are estimated based on historical experience.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with expected life of our stock options.

(3)	Volatility is based on historical data.

(4)	The expected life of stock options is estimated based upon historical experience.

Net cash proceeds from the exercise of stock options were $456,000 and $294,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

The actual income tax benefit realized from stock option exercises totaled $62,000 and $0, for the three months ended March 31, 2006, and March 31, 2005. As of March 31, 2006, there was $70,595 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over the last nine months of 2006.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2006	December 31 2005

Finished goods	$16,941,905	$16,528,284
Raw and processed materials	7,969,579	7,964,234

Total	$24,911,484	$24,492,518

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. We have determined that there was no impairment as of January 1, 2006 and no events occurred during the quarter ended March 31, 2006 that indicated our remaining goodwill was not recoverable. As of March 31, 2006 and 2005 the Company had net goodwill of $5,264,000.

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

The following table presents the changes in the Company’s warranty liability for continuing operations for the periods ended March 31, 2006 and 2005, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales.

	2006	2005

Beginning balance	$529,833	$910,350
Actual warranty costs paid	(37,625)	(33,561)
Amounts charged to expense	50,060	46,451

Total	$542,268	$923,300

NOTE 6 – DISCONTINUED OPERATIONS

Net income for the quarter ended March 31, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000.

The results of discontinued operations for the three months ended March 31, 2005 are summarized as follows:

Revenues	$1,376,235
Costs and expenses	1,550,999

Operating loss	(174,764)
Income tax benefit	65,000

Loss from discontinued operations	$(109,764)

The operations and assets of Austin Taylor Communications Ltd. which were previously classified and reported as discontinued operations in 2005 have been reclassified in continuing operations. The Company has ceased negotiations with prospective buyers for this business unit and has now reclassified results of operations previously reported in discontinued operations in income from continuing operations for all periods presented. As a result of the reclassification to continuing operations, first quarter 2006 expenses for Austin Taylor include a $96,000 charge for catch-up depreciation costs that were not included in 2005 discontinued operations.

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations, except as follows:

Department of Justice Investigation

Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDOE). In addition to cooperating with DOJ investigators over the past 12 months, the Company has conducted its own internal investigation of its business dealings with VIDOE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings VIDOE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. If the VIDOE were to be sanctioned by the

E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Other contingencies

A former officer of one of the Company’s subsidiaries has made a claim for a supplemental retirement benefit from the Company in addition to the retirement benefit payable that is currently being provided. The amount of the supplemental benefit being sought is approximately $100,000 per year and the claim is based on the former officer’s allegations as to the meaning of terms in his employment contract with the subsidiary and in a side letter delivered by the Company when the employment agreement was signed. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has threatened to commence a lawsuit with respect to his claim since mid-2004, as of the date of this report, the Company has not received any formal notice that legal proceedings have been started. If the former officer initiates legal action, the Company will vigorously defend against any claims that may be asserted and believes the former officer’s claims will be resolved without material cost to the Company.

Forward looking statements

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Communications Systems, Inc. may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans after the date the statements are made to differ significantly from those indicated in the forward-looking statements when made.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Other includes non-allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Suttle	Transition Networks	JDL Technolgies	Austin Taylor	Other	Consolidated

Three Months Ended March 31, 2006
Sales	$11,321,777	$12,408,202	$3,065,149	$1,581,760	$—	$28,376,888
Cost of sales	8,034,458	6,900,300	2,708,855	1,250,592		18,894,205

Gross profit	3,287,319	5,507,902	356,294	331,168		9,482,683
Selling, general and administrative expenses	1,603,396	4,469,190	1,336,486	427,648	818,013	8,654,733

Operating income (loss)	$1,683,923	$1,038,712	$(980,192)	$(96,480)	$(818,013)	$827,950

Depreciation and amortization	$223,938	$105,894	$202,311	$132,369	$22,500	$687,012

Capital expenditures	$143,974	$102,583	$230,860	$(12,042)	$—	$465,375

Assets	$35,610,192	$23,802,343	$16,042,652	$4,228,860	$11,908,116	$91,592,163

Three Months Ended March 31, 2005
Sales	$11,977,657	$11,202,953	$2,202,255	$1,351,374	$—	$26,734,239
Cost of sales	8,569,851	6,686,607	1,181,560	1,197,231		17,635,249

Gross profit	3,407,806	4,516,346	1,020,695	154,143		9,098,990
Selling, general and administrative expenses	1,501,357	4,412,802	885,649	230,644	564,474	7,594,926

Operating income (loss)	$1,906,449	$103,544	$135,046	$(76,501)	$(564,474)	$1,504,064

Depreciation and amortization	$266,727	$88,596	$30,000	$49,174	$38,998	$473,495

Capital expenditures	$245,071	$84,242	$382,228		$29,155	$740,696

Assets:
Continuing operations	$37,145,092	$26,149,042	$7,085,159	$4,912,158	$13,548,587	$88,840,038
Discontinued operations					1,419,594	1,419,594

	$37,145,092	$26,149,042	$7,085,159	$4,912,158	$14,968,181	$90,259,632

NOTE 9 - INCOME TAXES

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

During the fourth quarter of 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company reviewed and reduced its estimated accrued tax liabilities in 2005. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities by an additional amount. These adjustments resulted in a significant reduction in the effective tax rate in fiscal 2006 and in the fourth quarter of 2005 in comparison to prior years. The Company’s effective income tax rate was approximately 21% for the three months ended March 31, 2006 which approximates the estimated annual effective tax rate compared to 37% for the first quarter of 2005 and 27% for all of 2005.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes, penalties and interest of approximately $1,465,000 have been accrued and will likely be paid on these prior earnings in 2007.

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 125,656 shares and 199,926 shares for the periods ended March 31, 2006 and 2005, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 148,900 and 349,300 at March 31, 2006 and 2005, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company will recognize $2,555,000 of revenue from these contracts in its second quarter 2007 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2006 Compared to
Three Months Ended March 31, 2005

Consolidated sales from continuing operations increased 6% in 2006 to $28,377,000 compared to $26,734,000 in 2005. The first quarter sales increase from 2005 to 2006 was attributable primarily to the Company’s Transition Networks and JDL Technologies business segments. Consolidated operating income from continuing operations in 2006 decreased to $828,000 compared to $1,504,000 in the first quarter of 2005. Consolidated income from continuing operations in 2006 decreased to $781,000 compared to $1,004,000 in the first quarter of 2005.

Suttle sales decreased 5% in the first quarter of 2006 to $11,322,000 compared to $11,978,000 in the same period of 2005. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) decreased 20% to $5,692,000 in 2006 compared to $7,062,000 in 2005 due to reductions in certain product line sales. Sales to these customers accounted for 50% and 59% of Suttle’s sales in 2006 and 2005, respectively. This was offset by sales increases to distributors in 2006. Suttle’s gross margins decreased in the first quarter of 2006 to $3,287,000 compared to $3,408,000 in the same period of 2005. Gross margin percentage increased to 29% in 2006 from 28% in 2005. The gross margin percentage increase was due to cost reduction measures previously implemented and the Company has continued to outsource more manufacturing to Asia and shifted manufacturing to a lower cost assembly plant in Costa Rica. Selling, general and administrative expenses increased $102,000 or 7% in the first quarter of 2006 compared to the same period in 2005 due to increased sales and marketing programs and headcount in sales. Suttle’s operating income was $1,684,000 in the first quarter of 2006 compared to operating income of $1,906,000 in 2005.

JDL Technologies reported 2006 first quarter sales of $3,065,000 compared to $2,202,000 in 2005 due to higher consulting revenues and contract revenues earned on a large school district project. In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the VIDOE. As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote that funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in the first quarter of 2006 to the VIDOE that went unrecognized in 2006 revenues totaled $587,000.

In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of March 31, 2006, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $4,561,000. Total billings for this contract were $2,494,000. The project is expected to be completed in the third quarter of 2006. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

JDL gross margins decreased to $356,000 in the first quarter of 2006 compared to $1,021,000 in the same period in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased in 2006 to $1,336,000 compared to $886,000 in 2005 due to higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL reported an operating loss of $980,000 in the first quarter of 2006 compared to operating income of $135,000 in the first quarter of 2005.

Transition Networks segment sales increased by 11% to $12,408,000 in the first quarter of 2006 compared to $11,203,000 in the same period in 2005 due to additional project business and additional sales people in place compared to last year. Gross margin increased to $5,508,000 in 2006 from $4,516,000 in 2005 due to increased sales of higher margin products in the quarter as well as cost reductions on purchased parts. Gross margin as a percentage of sales increased to 44% in 2006 compared to 40% in 2005 due to higher volumes and cost reductions previously noted. Selling, general and administrative expenses increased slightly to $4,469,000 in 2006 compared to $4,413,000 in 2005 due to higher sales expenses. Operating income increased to $1,039,000 in 2006 compared to $104,000 in 2005.

On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of Transition Networks management. Operations subsequent to July 1, 2005 have proven to be successful and include a 30% staff reduction in the MiLAN operations.

Consolidated investment income was $174,000 in 2006 compared to $99,000 in 2005 due to increased cash and investment balances and higher rates earned on funds invested. Consolidated income from continuing operations before income taxes decreased to $994,000 in 2006 compared to $1,594,000 in 2005. The Company’s effective income tax rate was 21% in 2006 and 37% in 2005. Consolidated income from continuing operations in 2006 decreased to $781,000 compared to $1,004,000 in 2005.

Net income for the quarter ended March 31, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. During the 2005 period Image Systems had a net of tax operating loss of $110,000 on sales of $1,376,000. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd.

Liquidity and Capital Resources

At March 31, 2006, the Company had approximately $23,338,000 of cash and cash equivalents compared to $26,661,000 of cash and cash equivalents at December 31, 2005. The Company had current assets of approximately $77,671,000 and current liabilities of $9,414,000 at March 31, 2006 compared to current assets of $78,748,000 and current liabilities of $11,700,000 at December 31, 2005.

Net cash used by operating activities was approximately $2,762,000 in the first three months of 2006 compared to net cash provided by operating activities of $2,410,000 in the same period in 2005. The decrease was due primarily to an increase in trade receivable and inventory levels and a decrease in trade payable levels in the first quarter of 2006 compared to 2005. This trend is not expected to continue in 2006.

Net cash used in investing activities was $180,000 in the first three months in 2006 compared to $741,000 in the same period in 2005. In 2006 cash investments in new plant and equipment totaled $465,000 compared to $741,000 in 2005. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend approximately $2,500,000 on capital additions in 2006.

Net cash used in financing activities was $376,000 in the first three months in 2006 compared to net cash used in financing activities in the same period in 2005 of $215,000. Cash dividends paid in the first quarter of 2006 were $699,000 compared to $509,000 in the same period in 2005. There were no borrowings on the line of credit during the first quarter of 2006 or 2005. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the bank’s average CD rate plus 1.5% (5.9% at March 31, 2006). The credit agreement expires June 30, 2006 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 and 2005 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. As discussed in Note 1, the Company has reevaluated its revenue recognition policies with regard to contracts with the U.S. Virgin Islands Department of Education (VIDOE) that are subject to E-RATE funding. The Company has deferred recognition of these revenues in 2006 until its contracts with the VIDOE have been approved by government funding authorities. The Company will continue this policy in force until it becomes convinced that such funding approvals are routine and that it is remote that funding will not be approved. Effective January 1, 2006, the Company also adopted the provisions of adopted SFAS No. 123(R), requiring the Company to recognize expense related to the fair value of the stock-based compensation awards, as discussed in Note 2. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2006.

The Company’s accounting policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management on an ongoing basis reviews these estimates and judgements.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. The interpretation provides clarification about recognizing asset retirement obligations pursuant to SFAS No. 143, “Accounting for Asset Retirement Obligations”. The interpretation is effective for fiscal years ending after December 15, 2005. The adoption of the interpretation did not have a material effect on the Company’s financial statements.

In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. FIN 48 requires the Company to recognize the impact of a tax position in the Company’s financial statements if that position is likely to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company has not determined the impact of the adoption of FIN 48 will have on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” on December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs. The adoption of SFAS No. 158 caused the Company to adjust its December, 2006 financial statements to include $200,000 of previously unrecognized actuarial gains in Austin Taylor’s pension plan funds.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2006 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the controls over the financial close and reporting processes at the Company’s JDL Technologies subsidiary which, in part, caused us to not be able to file this report within the time period specified in the Securities and Exchange Commission’s rules and forms. The internal controls over financial close and reporting processes at JDL did not adequately provide for (1) timely, properly performed reconciliations for all significant accounts and (2) timely, appropriate application of the entity’s accounting policies to events or transactions that were appropriately documented by knowledgeable and qualified personnel using approved methods and formats.

During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Not Applicable

Item 1A. Risk Factors

In addition to the risk factors from those disclosed in the Company’s 2006 and 2005 Annual Reports on Forms 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect, that disclosure controls and procedures will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations, include, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of persons, by collusion or two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Since April 2006 JDL has been the subject of an informal civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-RATE funding involving the VIDOE. In addition to cooperating with DOJ investigators since April 2006 the Company has conducted its own internal investigation of its VIDOE business. To date the Company has not been notified of any program violation or the basis of any other claim, and the Company is hopeful that DOJ’s investigation of JDL will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

Items 2 – 5. Not Applicable

Item 6 Exhibits and Reports on Form 8-K.

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

On March 22, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 its fourth quarter 2005 earnings release to shareholders.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson

Curtis A. Sampson
Date: May 15, 2007		Chairman and
Chief Executive Officer

/s/ Paul N. Hanson

Date: May 15, 2007		Paul N. Hanson
Vice President and
Chief Financial Officer