Form 10-Q
period 2006-06-30
COMMUNICATIONS SYSTEMS INC
filed 2007-05-16
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at July 31, 2006

Common Stock, par value	American Stock Exchange	8,724,445
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30 2006	December 31 2005

Assets:
Current assets:
Cash and cash equivalents	$21,819,173	$26,660,533
Trade receivables, net	22,730,889	20,460,380
Receivable from sale of discontinued operations	528,833	1,102,881
Related party receivables	183,278	110,865
Inventories	26,788,982	24,492,518
Costs and estimated earnings in excess of billings	2,008,899	1,233,368
Deferred income taxes	3,725,647	3,706,795
Other current assets	628,578	980,556

Total current assets	78,414,279	78,747,896

Property, plant and equipment	7,860,476	8,299,601

Other assets:
Goodwill	5,264,095	5,264,095
Deferred income taxes	402,418	402,418
Other assets	123,477	169,354

Total other assets	5,789,990	5,835,867

Total Assets	$92,064,745	$92,883,364

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$3,331,698	$5,188,316
Accrued compensation and benefits	2,910,881	3,072,768
Other accrued liabilities	1,852,562	1,786,957
Dividends payable	785,526	698,616
Income taxes payable	568,650	953,516

Total current liabilities	9,449,317	11,700,173

Long-term liabilities:
Long-term compensation plans	648,788	401,062
Pension liabilities	998,965	930,953

Total long-term liabilities	1,647,753	1,332,015

Stockholders’ Equity	80,967,675	79,851,176

Total Liabilities and Stockholders’ Equity	$92,064,745	$92,883,364

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Sales from continuing operations	$30,332,392	$28,736,597	$58,709,280	$55,470,836

Costs and expenses:
Cost of sales	20,435,503	20,062,003	39,329,708	37,697,252
Selling, general and administrative expenses	8,432,171	7,936,488	17,086,904	15,531,414

Total costs and expenses	28,867,674	27,998,491	56,416,612	53,228,666

Operating income from continuing operations	1,464,718	738,106	2,292,668	2,242,170

Other income and (expenses):
Investment and other income	182,757	98,350	356,888	197,147
Interest expense	(10,313)	(6,324)	(18,811)	(14,742)

Other income, net	172,444	92,026	338,077	182,405

Income from continuing operations before income taxes	1,637,162	830,132	2,630,745	2,424,575

Income taxes	371,000	369,000	584,000	959,000

Income from continuing operations	1,266,162	461,132	2,046,745	1,465,575

Discontinued operations
Loss from discontinued operations		(239,770)		(414,534)
Income tax benefit		88,000		153,000

Loss from discontinued operations	0	(151,770)	0	(261,534)

Net Income	1,266,162	309,362	2,046,745	1,204,041

Other comprehensive income (loss):
Foreign currency translation adjustment	87,954	(70,542)	110,063	(120,695)

Comprehensive income	$1,354,116	$238,820	$2,156,808	$1,083,346

Basic net income per share
Continuing operations	$.15	$.06	$.23	$.17
Discontinued operations	—	(.02)	—	(.03)

	$.15	$.04	$.23	$.14

Diluted net income per share
Continuing operations	$.14	$.06	$.23	$.17
Discontinued operations	—	(.02)	—	(.03)

	$.14	$.04	$.23	$.14

Cash dividends per share	$.08	$.07	$.16	$.13

Average Basic Shares Outstanding	8,731,565	8,552,607	8,718,077	8,536,068
Average Dilutive Shares Outstanding	8,828,562	8,688,078	8,829,678	8,701,759

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

			Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)

	Common Stock

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under Employee Stock Option Plan	122,142	6,108	985,161			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Purchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Additional minimum pension liability adjustment					(530,993)	(530,993)
Other comprehensive loss					(170,099)	(170,099)

BALANCE AT DECEMBER 31, 2005	8,670,523	$433,527	$32,405,873	$47,346,552	$(334,776)	$79,851,176
Net income				2,046,745		2,046,745
Issuance of common stock under Employee Stock Purchase Plan	9,134	457	81,171			81,628
Issuance of common stock to Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under Employee Stock Option Plan	76,676	3,834	541,875			545,709
Tax benefit from non-qualified employee stock options			62,147			62,147
Stock-based compensation			120,442			120,442
Purchase of common stock	(68,049)	(3,402)	(257,374)	(489,643)		(750,419)
Shareholder dividends				(1,487,266)		(1,487,266)
Other comprehensive income					110,063	110,063

BALANCE AT JUNE 30, 2006	8,719,835	$435,994	$33,340,006	$47,416,388	$(224,713)	$80,967,675

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,046,745	$1,204,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,369,773	974,755
Stock based compensation	120,442
Excess tax benefits from stock based compensation	(62,147)
Deferred taxes	(18,852)
Changes in assets and liabilities:
Trade and related party receivables	(2,253,457)	1,254,234
Inventories	(2,224,872)	(1,079,357)
Costs and estimated earnings in excess of billings	(775,531)
Other current assets	353,945	173,536
Accounts payable	(1,876,771)	(11,767)
Accrued compensation and benefits	473,289	255,157
Other accrued expenses	60,555	(453,196)
Income taxes payable	(322,719)	(142,439)
Pension liabilities	17,328

Net cash (used in) provided by operating activities	(3,092,272)	2,174,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(854,095)	(1,500,771)
Proceeds from the sale of discontinued operations	574,048

Net cash used in investing activities	(280,047)	(1,500,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,400,356)	(1,106,484)
Proceeds from issuance of stock	627,337	294,772
Purchase of common stock	(750,419)	(112,126)
Excess tax benefits from stock based compensation	62,147

Net cash used in financing activities	(1,461,291)	(923,838)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(7,750)	(213,798)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,841,360)	(463,443)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,660,533	25,842,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,819,173	$25,379,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$920,829	$948,439
Interest paid	18,811	14,742
Dividends declared not paid	785,526	598,989

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

Financial statement presentation

The consolidated balance sheets as of June 30, 2006 and 2005 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006 and 2005 and for the six months then ended have been made.

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

At December 31, 2005 the Company was in negotiations to sell Austin Taylor to prospective purchasers and expected to conclude a sale in 2006. However, due to uncertainties involving Austin Taylor’s financial performance and issues involving its pension plans, the Company was unable to conclude a sale on satisfactory terms. As a result, the Company has reversed its decision to discontinue operations. The Company’s financial statements including the December 31, 2005 balance sheet and the income statement for the periods ended June 30, 2005 have been adjusted to reflect the reclassification of the operating results of Austin Taylor Communications Ltd. to continuing operations.

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

Services provided by JDL to the VIDOE in the three month and six month periods ended June 30, 2006 on contracts that had not been approved by the SLD that were not recognized in 2006 revenues were $587,000 and $1,175,000, respectively. Accounts receivable at June 30, 2006 and December 31, 2005 from the VIDOE for services provided and recognized in 2005 revenues under contracts not yet approved by the SLD totaled $1,175,000.

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

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	June 30 2006	December 31 2005

Foreign currency translation	$306,280	$196,217
Minimum pension liability	(530,993)	(530,993)

	$(224,713)	$(334,776)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At June 30, 2006, 948,114 shares remained available to be issued under the plan. The only awards under the 1992 stock plan that were not vested as of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), were stock options. The options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At June 30, 2006, 32,000 shares are available to be issued under the plan.

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

Total stock-based compensation expense included in the statement of income for the six months ended June 30, 2006 was $120,000 before income taxes and $102,000 after income taxes. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the six months ended June 30, 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2006, $62,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

If the Company had recognized compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, net income and net income per share for the respective periods of 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$309,362		$1,204,041
Compensation expense, net of tax (1)	(94,674)		(157,893)

Pro forma	$214,688		$1,046,148

Earnings per share - Basic
As reported	$.04	$	. 14
Pro forma	.03	$	. 12

Earnings per share - Diluted
As reported	$.04	$	. 14
Pro forma	.02	$	. 12

(1) The grant date fair value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the six months ended June 30 2006:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2005	707,450	$9.39	2.9 years
Granted	18,000	9.60
Exercised	(106,755)	8.19
Canceled	(28,330)	11.58

Outstanding – June 30, 2006	590,365	9.51	3.0 years

Exercisable – June 30, 2006	518,894	$9.49	2.9 years

18,000 director stock options were granted during the six month period ended June 30, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2006 was $876,000. The intrinsic value of options exercised during the six months ended June 30, 2006 was $347,000.

The fair value of options issued was $51,000 and $86,000 in the six month periods ended June 30, 2006 and 2005 respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table represents a summary of the significant assumptions used during the six months ended June 30, 2006 to estimate the fair value of stock options.

Black-Scholes Option Valuation Assumptions (1)	2006	2005

Risk-free interest rate (2)	5.1%	3.9%
Expected dividend yield	3.7%	3.3%
Expected stock price volatility (3)	34.0%	28.0%
Expected term of stock options (in years)(4)	7.0	7.0

(1)	Forfeitures are estimated based on historical experience.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with expected life of our stock options.

(3)	Volatility is based on historical data.

(4)	The expected life of stock options is estimated based upon historical experience.

Net cash proceeds from the exercise of stock options were $546,000 and $295,000 for the six months ended June 30, 2006 and 2005, respectively.

The actual income tax benefit realized from stock option exercises totaled $62,000 and $0, for the six months ended June 30, 2006, and June 30, 2005. As of June 30, 2006, there was $36,000 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized over the last 2 quarters of 2006.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2006	December 31 2005

Finished Goods	$17,715,509	$16,528,284
Raw Materials	9,073,473	7,964,234

Total	$26,788,982	$24,492,518

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2006 and no events occurred during the six months ended June 30, 2006 that indicated our remaining goodwill was not recoverable. As of June 30, 2006 the Company had net goodwill of $5,264,000.

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

The warranty liability relates to a five-year obligation to provide for potential future liabilities for network equipment sales and to the Company’s media conversion and network switch segment business unit product warranties. The following table presents the changes in the Company’s warranty liability for the six months ended June 30, 2006 and 2005:

	2006	2005

Beginning balance	$529,833	$910,350
Actual warranty costs paid	(203,169)	(27,065)
Amounts charged to (recovered from expense)	107,824	(217,249)

Total	$434,488	$666,036

NOTE 6 – DISCONTINUED OPERATIONS

Net income for the six months ended June 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000.

The results of discontinued operations for the respective 2005 periods are summarized as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Revenues	$1,027,168	$2,403,403
Costs and expenses	(1,266,938)	(2,817,937)

Operating loss	(239,770)	(414,534)
Income tax benefit	88,000	153,000

Loss from discontinued operations	$(151,770)	$(261,534)

The operations and assets of Austin Taylor Communications Ltd. which were previously classified and reported as discontinued operations in 2005 have been reclassified in continuing operations. The Company has ceased negotiations with prospective buyers for this business unit and has now reclassified results of operations previously reported in discontinued operations in income from continuing operations for all periods presented. As a result of the reclassification to continuing operations, 2006 expenses for Austin Taylor include a $96,000 charge for catch-up depreciation costs that were not included in 2005 discontinued operations.

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

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks which designs and markets data transmission, computer network and media conversion products and print servers; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Austin Taylor, which manufactures British standard line jacks, patch panels, wiring harness assemblies, metal boxes, distribution cabinets and central office frames; Corporate includes non allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues. Information concerning the Company’s continuing operations in the various segments is as follows:

Information concerning the Company’s operations in the various segments for the six-month periods ended June 30, 2006 and 2005 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Corporate	Consolidated

Six Months Ended June 30, 2006:
Sales	$21,812,409	$26,026,145	$7,337,464	$3,533,262		$58,709,280
Cost of sales	15,371,698	14,616,081	6,564,128	2,777,801		39,329,708

Gross profit	6,440,711	11,410,064	773,336	755,461		19,379,572
Selling, general and administrative expenses	3,288,850	8,930,282	2,628,903	700,860	$1,538,009	17,086,904

Operating income (loss)	$3,151,861	$2,479,782	$(1,855,567)	$54,601	$(1,538,009)	$2,292,668

Depreciation and amortization	$535,447	$210,877	$404,622	$173,827	$45,000	$1,369,773

Capital expenditures	$348,008	$127,059	$332,894	$5,113	$41,021	$854,095

Assets	$35,751,913	$24,080,475	$16,921,001	$4,444,839	$10,866,517	$92,064,745

Six Months Ended June 30, 2005:
Sales	$24,074,923	$23,139,223	$5,373,203	$2,883,487		$55,470,836
Cost of sales	17,569,550	14,748,975	2,771,350	2,607,377		37,697,252

Gross profit	6,505,373	8,390,248	2,601,853	276,110		17,773,584
Selling, general and administrative expenses	2,757,081	8,949,376	2,109,310	539,228	$1,176,419	15,531,414

Operating income (loss)	$3,748,292	$(559,128)	$492,543	$(263,118)	$(1,176,419)	$2,242,170

Depreciation and amortization	$539,025	$171,675	$60,000	$97,839	$106,236	$974,775

Capital expenditures	$430,923	$151,258	$834,871	$14,435	$69,284	$1,500,771

Assets:
Continuing operations	$34,588,858	$28,736,284	$9,686,470	$4,505,807	$10,921,642	$88,439,061
Discontinued operations					918,830	918,830

	$34,588,858	$28,736,284	$9,686,470	$4,505,807	$11,840,472	$89,357,891

Information concerning the Company’s operations in the various segments for the three-month periods ended June 30, 2006 and 2005 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Corporate	Consolidated

Three Months Ended June 30, 2006:
Sales	$10,490,632	$13,617,943	$4,272,315	$1,951,502		$30,332,392
Cost of sales	7,337,240	7,715,781	3,855,273	1,527,209		20,435,503

Gross profit	3,153,392	5,902,162	417,042	424,293		9,896,889
Selling, general and administrative expenses	1,685,454	4,461,092	1,292,417	273,212	$719,996	8,432,171

Operating income (loss)cont. ops	$1,467,938	$1,441,070	$(875,375)	$151,081	$(719,996)	$1,464,718

Depreciation and amortization	$311,509	$108,806	$202,311	$41,458	$22,500	$686,584

Capital expenditures	$204,034	$24,476	$102,034	$17,155	$11,866	$359,565

Three Months Ended June 30, 2005:
Sales	$12,097,266	$11,936,270	$3,170,948	$1,532,113		$28,736,597
Cost of sales	8,999,699	8,062,368	1,589,790	1,410,146		20,062,003

Gross profit	3,097,567	3,873,902	1,581,158	121,967		8,674,594
Selling, general and administrative expenses	1,255,724	4,536,574	1,223,661	308,584	$611,945	7,936,488

Operating income (loss)cont. ops	$1,841,843	$(662,672)	$357,497	$(186,617)	$(611,945)	$738,106

Depreciation and amortization	$272,298	$83,079	$30,000		$67,238	$452,615

Capital expenditures	$185,852	$67,016	$452,643	$14,435	$40,129	$760,075

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

During the fourth quarter of 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company reviewed and reduced its estimated accrued tax liabilities in 2005. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities by an additional amount. These adjustments resulted in a significant reduction in the effective tax rate in fiscal 2006 and in the fourth quarter of 2005 in comparison to prior years. The Company’s effective income tax rate was approximately 22% for the six months ended June 30, 2006 which approximates the estimated annual effective tax rate compared to 40% for the first six months of 2005 and 27% for all of 2005.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes, penalties and interest of approximately $1,501,000 have been accrued and will likely be paid on these prior earnings in 2007.

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options. The following table shows the dilutive effect of stock options for the respective periods of 2006 and 2005:

	Three Months Ended June 30	Six Months Ended June 30

2006	96,997	111,601
2005	135,471	165,691

The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 136,900 and 163,600 at June 30, 2006 and 2005, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2006 Compared to
Six Months Ended June 30, 2005

Sales from continuing operations in 2006 increased 6% to $58,709,000 compared to $55,471,000 in 2005. Operating income from continuing operations in 2006 increased 2% to $2,293,000 compared to $2,242,000 in the first six months of 2005. Income from continuing operations increased 40% to $2,047,000 from $1,466,000 in 2005.

Suttle sales decreased 9% in the first six months of 2006 to $21,812,000 compared to $24,075,000 in the same period of 2005 due to decreased volumes with certain major telephone companies. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) decreased to $10,177,000 in 2006 compared to $13,471,000 in 2005. Sales to these customers accounted for 47% and 57% of Suttle’s U.S. customer sales in 2006 and 2005 respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $7,793,000 in 2006 compared to $6,358,000 in 2005.

Suttle’s gross margin decreased 1% to $6,441,000 in the first six months of 2006 compared to $6,505,000 in the same period in 2005. Gross margin percentage was 30% in 2006 compared to 27% in 2005. The gross margin percentage increase was due to cost reductions from vendors, improved efficiencies in production and increased volume of higher margin product line sales compared to the prior year. Selling, general and administrative expenses increased $532,000 in the first six months of 2006 compared to the same period in 2005 due to the addition of sales people and related compensation and more aggressive marketing and sales programs. Suttle’s operating income declined to $3,152,000 in the first six months of 2006 compared to $3,748,000 in the same period of 2005.

Transition Networks segment sales increased by 12% to $26,026,000 in the first six months of 2006 compared to $23,139,000 in the same period in 2005 due to higher sales to channel distributors and direct end users. Gross margin increased to $11,410,000 in the first six months of 2006 from $8,390,000 in 2005. Gross margin as a percentage of sales increased to 44% in 2006 compared to 36% in 2005. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment of approximately $1.1 million pre-tax dollars in the second quarter of 2005. Selling, general and administrative expenses were stable at $8,930,000 in the first six months of 2006 compared to $8,949,000 in 2005.

Sales by JDL Technologies, Inc. were $7,337,000 in the first six months of 2006 compared to $5,373,000 in the same period in 2005 due to higher consulting revenues and contract revenues earned on a large school district project. In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the VIDOE. As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote that funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in the first six months of 2006 to the VIDOE that went unrecognized in 2006 revenues totaled $1,175,000.

In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of June 30, 2006, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $5,469,000. Total billings for this contract were $3,460,000. Revenue recognized in the first six months of 2006 on this contract totaled $2,133,000. The project is expected to be completed in the third quarter of 2006. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

JDL gross margins decreased to $773,000 in the first half of 2006 compared to $2,602,000 in the same period in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased in 2006 to $2,629,000 compared to $2,109,000 in 2005 due to legal and professional fees incurred in the Department of Justice investigation, higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL reported an operating loss of $1,856,000 in the first half of 2006 compared to operating income of $492,000 in the first half of 2005.

Austin Taylor’s sales increased to $3,533,000 in 2006 compared to $2,883,000 in 2005. 2006 gross margin improved to $755,000 from $276,000 in 2005. Operating income was $55,000 in 2006 compared to an operating loss of $263,000 in 2005.

Net investment and other income increased $156,000 in the first six months of 2006 compared to 2005 due to increased earnings on cash and money market balances. Income from continuing operations before income taxes increased to $2,631,000 in the first six months of 2006 compared to $2,425,000 in 2005. The Company’s effective income tax rate was 22% in 2006 and 40% in 2005.

Net income for the six months ended June 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. During the 2005 period Image Systems had a net of tax operating loss of $262,000 on sales of $2,403,000. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. Net income in 2006 was $2,047,000 compared to $1,204,000 in 2005.

Three Months Ended June 30, 2006 Compared to
Three Months Ended June 30, 2005

Sales from continuing operations increased 6% to $30,332,000 in the three-month period ended June 30, 2006 compared to $28,737,000 in the same period in 2005. Operating income from continuing operations increased to $1,465,000 in the three months ended June 30, 2006 compared to $738,000 in the same period in 2005. Income from continuing operations increased to $1,266,000 in 2006 compared to $461,000 in 2005.

Suttle sales decreased 13% to $10,491,000 in 2006 compared to $12,097,000 in 2005 due to decreased volumes with the major telephone companies (RBOC’s). Suttle’s gross margins increased 2% to $3,153,000 in 2006 compared to $3,098,000 in 2005. Selling, general and administrative expenses increased $430,000 in the second quarter of 2006 compared to the same period in 2005 due to the addition of sales people and higher marketing and sales costs. Suttle had operating income of $1,468,000 in the three-month period in 2006 compared to operating income of $1,842,000 in the same period in 2005.

Transition Networks segment sales increased by 14% to $13,618,000 in the second quarter of 2006 compared to $11,936,000 in the same period in 2005. Gross margin increased to $5,902,000 in 2006 from $3,874,000 in 2005. Gross margin as a percentage of sales was 43% in 2006 compared to 32% in 2005. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment related to excess and obsolete items of approximately $1.1 million pre-tax in the second quarter of 2005. Selling, general and administrative expenses decreased 2% to $4,461,000 in 2006 compared to $4,537,000 in 2005. This segment had operating income of $1,441,000 in the second quarter of 2006 compared to an operating loss of $663,000 in the second quarter of 2005.

Sales by JDL Technologies, Inc. were $4,272,000 in the second quarter of 2006 compared to $3,171,000 in the same period in 2005 due to higher consulting revenues and contract revenues earned on a large school district project. In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the VIDOE. As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote that funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in the second quarter of 2006 to the VIDOE that went unrecognized in 2006 revenues totaled $588,000.

In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of June 30, 2006, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $5,469,000. Total billings for this contract were $3,460,000. Revenue recognized in the second quarter of 2006 on this contract was $1,194,000. The project is expected to be completed in the third quarter of 2006. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

JDL gross margins decreased to $417,000 in the second quarter of 2006 compared to $1,581,000 in the same period in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased in 2006 to $1,292,000 compared to $1,224,000 in 2005 due to legal and professional fees incurred in the Department of Justice investigation, higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL reported an operating loss of $875,000 in the second quarter of 2006 compared to operating income of $357,000 in the second quarter of 2005.

Austin Taylor’s sales increased to $1,952,000 in 2006 compared to $1,532,000 in 2005. 2006 gross margin improved to $424,000 from $122,000 in 2005. Operating income was $151,000 in 2006 compared to an operating loss of $187,000 in 2005.

Investment income net of interest expense was $172,000 in 2006 compared to $92,000 in 2005 due to increased cash and investment balances and higher rates earned on funds invested. Income from continuing operations before income taxes increased to $1,637,000 in 2006 compared to $830,000 in 2005. The Company’s effective income tax rate was 22% in 2006 and 44% in 2005.

Net income for the three months ended June 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. During the 2005 period Image Systems had a net of tax operating loss of $152,000 on sales of $1,027,000. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. Net income in 2006 was $1,266,000 compared to $309,000 in 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had $21,819,000 of cash and cash equivalents compared to $26,661,000 of cash and cash equivalents at December 31, 2005. The Company had working capital (current assets minus current liabilities) of approximately $68,965,000 and a current ratio of 8.3 to 1 at June 30, 2006 compared to working capital of $67,048,000 and a current ratio of 6.7 to 1 at the December 31, 2005.

Net cash used by operating activities was $3,092,000 in the first six months of 2006 compared to net cash provided by operating activities of $2,175,000 in the same period in 2005. The decrease was due primarily to increases in trade receivables and inventories and decreases in trade payables.

Net cash used in investing activities was $280,000 in the first six months in 2006 compared to $1,501,000 in the same period in 2005. In the first six months of 2006, cash investments in new plant and equipment totaled $854,000 compared to $1,501,000 in 2005. Proceeds from the sale of discontinued operations totaled $574,000 in the first six months of 2006. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend a total of $2,500,000 on capital additions in 2006.

Net cash used in financing activities was $1,461,000 in the first six months in 2006 compared to net cash used in financing activities in the same period in 2005 of $924,000. The Company purchased and retired 68,049 shares of its stock in open market transactions during the 2006 period. At June 30, 2006 Board authorizations are outstanding to purchase an additional 202,829 shares. Cash dividends paid in the first six months of 2006 was $1,400,000 compared to $1,106,000 in the same period in 2005. There were no borrowings on the line of credit during the first six months of 2006 or 2005.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 and 2005 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. As discussed in Note 1, the Company has reevaluated its revenue recognition policies with regard to contracts with the U.S. Virgin Islands Department of Education (VIDOE) that are subject to E-RATE funding. The Company has deferred recognition of these revenues in 2006 until its contracts with the VIDOE have been approved by government funding authorities. The Company will continue this policy in force until it becomes convinced that such funding approvals are routine and that it is remote that funding will not be approved. Effective January 1, 2006, the Company also adopted the provisions of adopted SFAS No. 123(R), requiring the Company to recognize expense related to the fair value of the stock-based compensation awards, as discussed in Note 2. There were no other significant changes to our critical accounting policies during the six months ended June 30, 2006.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2006 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company’s investments are tax free money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

From time to time in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders and the investing public, the Company may make statements regarding the Company’s future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the effects of the Telecommunications Act, new technological developments which may reduce barriers for competitors entering the Company’s local exchange or cable television markets, higher than expected expenses and other risks involving the telecommunications industry generally. All such forward-looking statements should be considered in light of such risks and uncertainties.

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

Items 2 - 3. Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 25, 2006 in Eden Prairie, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 8,720,133 of which 8,145,375 were present either in person or by proxy. Shareholders re-elected board members Paul A. Anderson and Wayne E. Sampson to three-year terms expiring at the 2009 Annual Meeting of Shareholders. The vote for these board members was as follows:

	In Favor	Abstaining

Paul A. Anderson	7,912,880	232,495
Wayne E. Sampson	7,849,631	295,744

Board members continuing in office are Gerald D. Pint and Curtis A. Sampson (whose terms expire at the 2007 Annual Meeting of Shareholders) and Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson (whose terms expire at the 2008 Annual Meeting of Shareholders).

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

On May 16, 2006, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 7 and 12 its first quarter 2006 earnings release to shareholders.

On May 22 2006, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 7 and 12 its press release reporting that management of the Company and its Audit Committee determined to defer filing the Company’s Quarterly Report on Form 10-Q for its first quarter ended March 31, 2006 until information related to a government investigation and related reviews publicly disclosed on May 15, 2006 could be gathered and assessed and the Company’s independent registered public accounting firm completes its review of the Form 10-Q required by Rule 10-01 of Regulation S-X under the Securities Exchange Act of 1934. The press release also discusses that the failure to file the Form 10-Q is a deficiency under the Rules of the American Stock Exchange where the Company’s common stock is traded.

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