Form 10-Q
period 2006-09-30
COMMUNICATIONS SYSTEMS INC
filed 2007-05-16
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at October 31, 2006

Common Stock, par value $.05 per share	American Stock Exchange	8,724,184

Total Pages (25) Exhibit Index at (NO EXHIBITS)

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30 2006	December 31 2005

Assets:
Current assets:
Cash and cash equivalents	$26,598,874	$26,660,533
Trade receivables, net	22,833,138	20,460,380
Receivable from sale of discontinued operations		1,102,881
Related party receivables	216,164	110,865
Inventories	25,460,355	24,492,518
Costs and estimated earnings in excess of billings	1,084,551	1,233,368
Deferred income taxes	3,725,647	3,706,795
Other current assets	892,215	980,556

Total current assets	80,810,944	78,747,896

Property, plant and equipment	7,600,375	8,299,601

Other assets:
Goodwill	5,264,095	5,264,095
Deferred income taxes	402,418	402,418
Other assets	92,893	169,354

Total other assets	5,759,406	5,835,867

Total Assets	$94,170,725	$92,883,364

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable	$2,994,405	$5,188,316
Accrued compensation and benefits	3,185,635	3,072,768
Other accrued liabilities	2,623,577	1,786,957
Dividends payable	785,180	698,616
Income taxes payable	852,203	953,516

Total current liabilities	10,441,000	11,700,173

Long-term liabilities:
Long-term compensation plans	772,650	401,062
Pension liabilities	1,029,930	930,953

Total long-term liabilities	1,802,580	1,332,015

Stockholders’ Equity	81,927,145	79,851,176

Total Liabilities and Stockholders’ Equity	$94,170,725	$92,883,364

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Sales from continuing operations	$30,692,833	$31,403,872	$89,402,113	$86,874,708

Costs and expenses:
Cost of sales	20,239,406	20,519,929	59,569,114	58,217,181
Selling, general and administrative expenses	8,500,285	7,822,174	25,587,189	23,353,588

Total costs and expenses	28,739,691	28,342,103	85,156,303	81,570,769

Operating income from continuing operations	1,953,142	3,061,769	4,245,810	5,303,939

Other income and (expenses):
Investment and other income	182,405	139,072	539,293	336,219
Interest expense	(9,740)	(8,728)	(28,551)	(23,470)

Other income, net	172,665	130,344	510,742	312,749

Income from continuing operations before income taxes	2,125,807	3,192,113	4,756,552	5,616,688

Income taxes	531,000	1,331,000	1,115,000	2,290,000

Income from continuing operations	1,594,807	1,861,113	3,641,552	3,326,688

Discontinued operations
Loss from discontinued operations		(142,815)		(557,349)
Income tax benefit		59,000		212,000

Loss from discontinued operations	0	(83,815)	0	(345,349)

Net Income	1,594,807	1,777,298	3,641,552	2,981,339

Other comprehensive income (loss):
Foreign currency translation adjustment	121,223	(34,368)	231,286	(155,063)

Comprehensive income	$1,716,030	$1,742,930	$3,872,838	$2,826,276

Basic net income per share
Continuing operations	$.18	$.22	$.42	$.39
Discontinued operations	—	(.01)	—	(.04)

	$.18	$.21	$.42	$.35

Diluted net income per share
Continuing operations	$.18	$.21	$.41	$.38
Discontinued operations	—	(.01)	—	(.04)

	$.18	$.20	$.41	$.34

Cash dividends per share	$.09	$.07	$.25	$.20

Average Basic Shares Outstanding	8,723,469	8,589,380	8,719,868	8,554,035
Average Dilutive Shares Outstanding	8,776,677	8,718,979	8,811,119	8,700,702

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Cumulative Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under Employee Stock Option Plan	122,142	6,108	985,161			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Purchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Additional minimum pension liability adjustment					(530,993)	(530,993)
Other comprehensive loss					(170,099)	(170,099)

BALANCE AT DECEMBER 31, 2005	8,670,523	$433,527	$32,405,873	$47,346,552	$(334,776)	$79,851,176
Net income				3,641,552		3,641,552
Issuance of common stock under Employee Stock Purchase Plan	9,134	457	81,171			81,628
Issuance of common stock to Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under Employee Stock Option Plan	80,680	4,034	541,875			545,909
Tax benefit from non-qualified employee stock options			62,147			62,147
Stock-based compensation			149,374			149,374
Purchase of common stock	(68,226)	(3,411)	(258,050)	(489,643)		(751,104)
Shareholder dividends				(2,272,273)		(2,272,273)
Other comprehensive income					231,286	231,286

BALANCE AT SEPTEMBER 30, 2006	8,723,662	$436,185	$33,368,262	$48,226,188	$(103,490)	$81,927,145

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,641,552	$2,981,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,864,428	1,459,427
Stock based compensation	149,374
Excess tax benefits from stock based compensation	(62,147)
Deferred taxes	(18,852)
Changes in assets and liabilities:
Trade and related party receivables	(2,333,839)	(2,334,515)
Inventories	(854,707)	(534,493)
Costs and estimated earnings in excess of billings	148,817
Other current assets	90,446	(448,099)
Accounts payable	(2,220,980)	(1,735,221)
Accrued compensation and benefits	871,905	904,699
Other accrued expenses	825,877	350,981
Income taxes payable	(39,166)	673,687
Pension liabilities	17,607

Net cash provided by operating activities	2,080,315	1,317,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,041,481)	(2,490,100)
Proceeds from the sale of discontinued operations	1,102,881

Net cash provided by (used in) investing activities	61,400	(2,490,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,185,709)	(1,705,473)
Proceeds from issuance of stock	627,537	608,211
Purchase of common stock	(751,104)	(119,067)
Excess tax benefits from stock based compensation	62,147

Net cash used in financing activities	(2,247,129)	(1,216,329)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	43,755	73,389

NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,659)	(2,315,235)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,660,533	25,842,580

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,598,874	$23,527,345

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,165,218	$1,616,313
Interest paid	28,551	23,470
Dividends declared not paid	785,180	601,691

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

Financial statement presentation

The consolidated balance sheets as of September 30, 2006 and 2005 and the related consolidated statements of income and comprehensive income, consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2006 and 2005 and for the nine months then ended have been made.

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

Services provided by JDL to the VIDOE in the three month and nine month periods ended September 30, 2006 on contracts that had not been approved by the SLD that were not recognized in 2006 revenues were $748,000 and $1,923,000, respectively. Accounts receivable at June 30, 2006 and December 31, 2005 from the VIDOE for services provided and recognized in 2005 revenues under contracts not yet approved by the SLD totaled $1,175,000.

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

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	September 30 2006	December 31 2005

Foreign currency translation	$427,503	$196,217
Minimum pension liability	(530,993)	(530,993)

	$(103,490)	$(334,776)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At September 30, 2006, 962,749 shares remained available to be issued under the plan. The only awards under the 1992 stock plan that were not vested as of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123(R)), were stock options. The options expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At September 30, 2006, 32,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Under the terms of the plan through December 31, 2005, employees could acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued in January 2006 to employees under this plan were 9,134. Effective January 1, 2006, employees are able to acquire shares under new plan terms at 95% of the price at the end of the semi-annual plan term, which is December 31, 2006. This amended plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

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

Total stock-based compensation expense included in the statement of income for the nine months ended September 30, 2006 was $149,000 before income taxes and $131,000 after income taxes. In accordance with the modified prospective transition method of SFAS No. 123(R), financial results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the nine months ended September 30, 2006, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as financing cash flows. For the nine months ended September 30, 2006, $62,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

If the Company had recognized compensation cost for its stock-based transactions based on the fair value of the options method prescribed by SFAS No. 123, net income and net income per share for the respective periods of 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$1,777,298		$2,981,339
Compensation expense, net of tax (1)	(93,778)		(187,556)

Pro forma	$1,683,520		$2,793,783

Earnings per share - Basic
As reported	$.21	$	. 35
Pro forma	$.20	$	. 33

Earnings per share - Diluted
As reported	$.20	$	. 34
Pro forma	$.19	$	. 32

(1) The grant date fair value of the stock-based compensation was amortized to expense on a straight-line basis over the period it is vested or earned. Forfeitures were estimated based on historical experience.

The following table summarizes the stock option transactions for the nine months ended September 30 2006:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2005	707,450	$9.39	2.9 years
Granted	18,000	9.60
Exercised	(106,755)	8.19
Canceled	(42,965)	10.66

Outstanding – September 30, 2006	575,730	9.52	2.8 years

Exercisable – September 30, 2006	557,059	$9.44	2.6 years

18,000 director stock options were granted during the nine month period ended September 30, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2006 was $476,000. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $347,000.

The fair value of options issued was $51,000 and $86,000 in the nine month periods ended June 30, 2006 and 2005 respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table represents a summary of the significant assumptions used during the nine months ended September 30, 2006 to estimate the fair value of stock options.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Black-Scholes Option Valuation Assumptions (1)	2006	2005

Risk-free interest rate (2)	5.1%	3.9%
Expected dividend yield	3.7%	3.3%
Expected stock price volatility (3)	34.0%	28.0%
Expected term of stock options (in years)(4)	7.0	7.0

(1)	Forfeitures are estimated based on historical experience.

(2)	Based on the five-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	Volatility is based on historical data.

(4)	The expected life of stock options is estimated based upon historical experience.

Net cash proceeds from the exercise of stock options were $546,000 and $608,000 for the nine months ended September 30, 2006 and 2005, respectively.

The actual income tax benefit realized from stock option exercises totaled $62,000 and $0, for the nine months ended September 30, 2006, and 2005, respectively. As of September 30, 2006, there was $8,000 of unrecognized compensation expense related to nonvested stock options that is expected to be recognized in the last quarter of 2006.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2006	December 31 2005

Finished Goods	$16,830,278	$16,528,284
Raw Materials	8,630,077	7,964,234

Total	$25,460,355	$24,492,518

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2006 and no events occurred during the nine months ended September 30, 2006 that indicated our remaining goodwill was not recoverable. As of September 30, 2006 the Company had net goodwill of $5,264,000.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2006 and 2005, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2006	2005

Beginning Balance	$529,833	$910,350
Actual warranty costs paid	(262,216)	(37,265)
Amounts charged to expense	203,936	(196,108)

Ending balance	$471,553	$676,977

NOTE 6 – DISCONTINUED OPERATIONS

Net income for the nine months ended September 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000.

The results of discontinued operations for the three and nine months ended September 30, 2005 are summarized as follows:

	Three Months Ended	Nine Months Ended
	Sept 30, 2005	Sept 30, 2005

Revenues	$882,325	$3,285,728
Costs and expenses	(1,025,140)	(3,843,077)

Operating loss	(142,815)	(557,349)
Income tax benefit	59,000	212,000

Loss from discontinued operations	$(83,815)	$(345,349)

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

on products and services. There are no material intersegment revenues. Information concerning the Company’s continuing operations in the various segments is as follows:

Information concerning the Company’s operations in the various segments for the nine-month periods ended September 30, 2006 and 2005 is as follows:

		Transition	JDL
	Suttle	Networks	Technologies	Austin Taylor	Corporate	Consolidated

Nine Months Ended September 30, 2006:
Sales	$32,607,789	$40,251,874	$11,081,266	$5,461,184	$—	$89,402,113
Cost of sales	23,075,093	22,387,937	9,785,256	4,320,828		59,569,114

Gross profit	9,532,696	17,863,937	1,296,010	1,140,356		29,832,999
Selling, general and administrative expenses	4,743,435	13,795,885	3,840,669	984,149	2,223,051	25,587,189

Operating income (loss)	$4,789,261	$4,068,052	$(2,544,659)	$156,207	$(2,223,051)	$4,245,810

Depreciation and amortization	$642,949	$331,461	$606,933	$215,585	$67,500	$1,864,428

Capital expenditures	$355,070	$215,676	$376,395	$22,616	$71,724	$1,041,481

Assets	$37,601,523	$25,149,083	$14,501,100	$4,562,676	$12,356,343	$94,170,725

Nine Months Ended September 30, 2005:
Sales	$35,851,485	$34,941,539	$11,902,736	$4,178,948	$—	$86,874,708
Cost of sales	25,706,185	21,471,269	7,268,011	3,771,716		58,217,181

Gross profit	10,145,300	13,470,270	4,634,725	407,232		28,657,527
Selling, general and administrative expenses	4,401,699	12,967,339	3,378,835	824,799	1,780,916	23,353,588

Operating income (loss)	$5,743,601	$502,931	$1,255,890	$(417,567)	$(1,780,916)	$5,303,939

Depreciation and amortization	$808,625	$254,575	$160,000	$134,596	$101,631	$1,459,427

Capital expenditures	$606,674	$231,170	$1,592,071	$14,435	$45,750	$2,490,100

Assets:
Continuing operations	$34,380,677	$22,483,703	$14,931,223	$4,307,910	$13,868,844	$89,972,357
Discontinued operations					1,244,042	1,244,042

	$34,380,677	$22,483,703	$14,931,223	$4,307,910	$15,112,886	$91,216,399

Information concerning the Company’s operations in the various segments for the three-month periods ended September 30, 2006 and 2005 is as follows:

SEGMENT INFORMATION

		Transition	JDL
	Suttle	Networks	Technologies	Austin Taylor	Corporate	Consolidated

Three Months Ended September 30, 2006:
Sales	$10,795,380	$14,225,729	$3,743,802	$1,927,922	$—	$30,692,833
Cost of sales	7,703,395	7,771,856	3,221,128	1,543,027		20,239,406

Gross profit	3,091,985	6,453,873	522,674	384,895		10,453,427
Selling, general and administrative expenses	1,454,585	4,865,603	1,211,766	283,289	685,042	8,500,285

Operating income (loss)	$1,637,400	$1,588,270	$(689,092)	$101,606	$(685,042)	$1,953,142

Depreciation and amortization	$107,502	$120,584	$202,311	$41,758	$22,500	$494,655

Capital expenditures	$7,062	$88,617	$43,501	$17,503	$30,703	$187,386

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

		Transition	JDL
	Suttle	Networks	Technologies	Austin Taylor	Corporate	Consolidated

Three Months Ended September 30, 2005:
Sales	$11,776,562	$11,802,316	$6,529,533	$1,295,461	$—	$31,403,872
Cost of sales	8,136,635	6,722,294	4,496,661	1,164,339		20,519,929

Gross profit	3,639,927	5,080,022	2,032,872	131,122		10,883,943
Selling, general and administrative expenses	1,644,618	4,017,963	1,269,525	285,571	604,497	7,822,174

Operating income (loss)	$1,995,309	$1,062,059	$763,347	$(154,449)	$(604,497)	$3,061,769

Depreciation and amortization	$269,600	$82,900	$100,000	$—	$32,152	$484,652

Capital expenditures	$175,751	$79,912	$757,200	$—	$(23,534)	$989,329

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

During the fourth quarter of 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company reviewed and reduced its estimated accrued tax liabilities in 2005. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities by an additional amount. These adjustments resulted in a significant reduction in the effective tax rate in fiscal 2006 and in the fourth quarter of 2005 in comparison to prior years. The Company’s effective income tax rate was approximately 23% for the nine months ended September 30, 2006 which approximates the estimated annual effective tax rate compared to 38% for the first nine months of 2005 and 27% for all of 2005.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes, penalties and interest of approximately $1,537,000 have been accrued and will likely be paid on these prior earnings in 2007.

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

	Three Months Ended	Nine Months Ended
	September 30	September 30

2006	53,208	91,251
2005	129,599	146,667

The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 132,900 and 163,600 at September 30, 2006 and 2005, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

NOTE 11 – SUBSEQUENT EVENT

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2006 Compared to
Nine Months Ended September 30, 2005

Sales from continuing operations in 2006 increased 3% to $89,402,000 compared to $86,875,000 in 2005. Operating income from continuing operations in 2006 decreased 20% to $4,246,000 compared to $5,304,000 in the first nine months of 2005. Income from continuing operations increased 9% to $3,642,000 from $3,327,000 in 2005.

Suttle sales decreased to $32,608,000 in the first nine months of 2006 compared to $35,851,000 in the same period of 2005 due to decreased volumes with existing customers. Sales to the major telephone companies decreased 30% to $13,944,000 in 2006 compared to $19,904,000 in 2005. Sales to these customers accounted for 43% and 56% of Suttle’s U.S. customer sales in 2006 and 2005, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $12,626,000 in 2006 compared to $9,798,000 in 2005.

Suttle’s gross margins decreased to $9,533,000 in the first nine months of 2006 compared to $10,145,000 in the same period in 2005. The gross margin percentage was 29% in 2006 compared to 28% in 2005. The gross margin percentage increase was due to cost reductions from vendors, improved efficiencies in production and increased volume of higher margin product line sales compared to the prior year. The Company has continued to outsource more manufacturing to Asia and shifted manufacturing to a lower cost plant in Costa Rica. Selling, general and administrative expenses increased $342,000 or 8% in the first nine months of 2006 compared to the same period in 2005 due to the addition of sales people and related compensation and more aggressive marketing and sales programs. Suttle’s operating income was $4,789,000 in the first nine months of 2006 compared to $5,744,000 in the same period of 2005.

Transition Networks segment sales increased 15% to $40,252,000 in the first nine months of 2006 compared to $34,942,000 in the same period in 2005. The increase in sales was due to increased demand for media conversion products in 2006. Gross margin increased to $17,864,000 in the first

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

nine months of 2006 from $13,470,000 in 2005. The MiLAN Technology business unit in this segment recorded an inventory write-down adjustment of approximately $1.1 million dollars in the second quarter of 2005. Gross margin as a percentage of sales was 44% in 2006 compared to 39% in 2005. Selling, general and administrative expenses increased 6% to $13,796,000 in the first nine months of 2006 compared to $12,967,000 in 2005 due to an increase in the sales force headcount and related compensation expense and an increase in marketing program expenses. Operating income for this segment increased to $4,068,000 in the first nine months of 2006 compared to $503,000 in the same period in 2005. On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of the Transition Networks management.

Sales by JDL Technologies, Inc. were $11,081,000 in the first nine months of 2006 compared to $11,903,000 in the same period in 2005. In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the VIDOE. As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote that funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in the first nine months of 2006 to the VIDOE that went unrecognized in 2006 revenues totaled $1,923,000.

In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of September 30, 2006, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $6,561,000. Total billings for this contract were $5,476,000. Revenue recognized in the first nine months of 2006 on this contract totaled $3,023,000. The project was completed in the third quarter of 2006 except for final approvals. Final billing to the customer is expected in the fourth quarter of 2006. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs.

JDL gross margins decreased to $1,296,000 in the first nine months of 2006 compared to $4,635,000 in the same period in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased in 2006 to $3,841,000 compared to $3,379,000 in 2005 due to legal and professional fees incurred in the Department of Justice investigation, higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL reported an operating loss of $2,545,000 in the first nine months of 2006 compared to operating income of $1,256,000 in the first nine months of 2005.

Austin Taylor’s sales increased to $5,461,000 in 2006 compared to $4,179,000 in 2005. 2006 gross margin improved to $1,140,000 from $407,000 in 2005. Operating income was $156,000 in 2006 compared to an operating loss of $418,000 in 2005.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Net investment and other income increased $203,000 in the first nine months of 2006 compared to 2005 due to increased earnings on cash and money market balances. Income from continuing operations before income taxes decreased to $4,757,000 in the first nine months of 2006 compared to $5,617,000 in 2005. The Company’s effective income tax rate was 23% in 2006 and 41% in 2005.

Net income for the nine months ended September 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. During the 2005 period Image Systems had a net of tax operating loss of $345,000 on sales of $3,286,000. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. Net income in 2006 was $3,642,000 compared to $2,981,000 in 2005.

Three Months Ended September 30, 2006 Compared to
Three Months Ended September 30, 2005

Sales from continuing operations decreased 2% to $30,693,000 in the three-month period ended September 30, 2006 compared to $31,404,000 in the same period in 2005. Operating income from continuing operations decreased 36% to $1,953,000 in the three months ended September 30, 2006 compared to $3,062,000 in the same period in 2005. Income from continuing operations decreased 14% to $1,595,000 in 2006 compared to $1,861,000 in 2005.

Suttle sales decreased 8% to $10,795,000 in 2006 compared to $11,777,000 in 2005 due to decreased volumes in traditional telephony products and DSL filters. Suttle’s gross margins decreased to $3,092,000 in 2006 compared to $3,640,000 in 2005 due to lower volumes. The gross margin percentage declined to 29% for the three month period in 2006 compared to 31% for 2005. Selling, general and administrative expenses decreased 12% to $1,455,000 in the third quarter of 2006 compared to $1,645,000 incurred in the same period of 2005. The decrease was primarily due to lower compensation costs. Suttle operating income decreased 18% to $1,637,000 in the third quarter of 2006 compared to operating income of $1,995,000 in the same period in 2005.

Transition Networks segment sales increased 21% to $14,226,000 in the third quarter of 2006 compared to $11,802,000 in the same period in 2005 due to higher market demand for media conversion and network switching products. Gross margin increased 27% to $6,454,000 in 2006 from $5,080,000 in 2005. Gross margin as a percentage of sales increased to 45% in 2006 compared to 43% in 2005. The gross margin percentage increase was due primarily to higher volumes, reductions in material and product component costs in manufacturing and through efficiencies gained by combining the Transition Networks and MiLAN Technology business units in 2005. Selling, general and administrative expenses increased to $4,866,000 in 2006 compared to $4,018,000 in 2005. Operating income increased to $1,588,000 in the third quarter of 2006 compared to $1,062,000 in the same period of 2005.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Sales by JDL Technologies, Inc. were $3,744,000 in the third quarter of 2006 compared to $6,530,000 in the same period in 2005 due to lower sales of network equipment and connectivity services. In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the VIDOE. As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote that funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in the third quarter of 2006 to the VIDOE that went unrecognized in 2006 revenues totaled $748,000.

In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of June 30, 2006, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $5,469,000. Total billings for this contract were $3,460,000. Revenue recognized in the third quarter of 2006 on this contract was $891,000. The project was completed in the third quarter of 2006 except for final approvals. Final billing to the customer is expected in the fourth quarter of 2006. The project is expected to be completed in the third quarter of 2006.

JDL gross margins decreased to $523,000 in the third quarter of 2006 compared to $2,033,000 in the same period in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses decreased in 2006 to $1,212,000 compared to $1,269,000 in 2005 due to lower compensation costs which offset legal and professional fees incurred in the Department of Justice investigation. JDL reported an operating loss of $689,000 in the third quarter of 2006 compared to operating income of $763,000 in the third quarter of 2005.

Austin Taylor’s sales increased to $1,928,000 in 2006 compared to $1,295,000 in 2005. 2006 gross margin improved to $385,000 from $131,000 in 2005. Operating income was $102,000 in 2006 compared to an operating loss of $154,000 in 2005.

Investment income net of interest expense was $173,000 in 2006 compared to $130,000 in 2005 due to increased cash and investment balances and higher rates earned on funds invested. Income from continuing operations before income taxes decreased to $2,126,000 in 2006 compared to $3,192,000 in 2005. The Company’s effective income tax rate was 25% in 2006 and 42% in 2005.

Net income for the three months ended September 30, 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. During the 2005 period Image Systems had a net of tax operating loss of $84,000 on sales of $883,000. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. Net income in 2006 was $1,595,000 compared to $1,777,000 in 2005.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At September 30, 2006, the Company had $26,599,000 of cash and cash equivalents compared to $26,661,000 of cash and cash equivalents at December 31, 2005. The Company had working capital (current assets minus current liabilities) of approximately $70,370,000 and a current ratio of 7.7 to 1 compared to working capital of $67,048,000 and a current ratio of 6.7 to 1 at the December 31, 2005.

Net cash provided by operating activities was $2,080,000 in the first nine months of 2006 compared to net cash provided by operating activities of $1,318,000 in the same period in 2005. The cash flow increase was due primarily to an increase in net income and the level of accruals and income tax payable attributable to normal fluctuations in timing of expenses and purchases.

Net cash provided by investing activities was $61,000 in the first nine months in 2006 compared to net cash used of $2,490,000 in the same period in 2005. In the first nine months of 2006 the Company collected proceeds from the sale of discontinued operations of $1,103,000. Cash investments in new plant and equipment totaled $1,041,000 compared to $2,490,000 in 2005. Plant and equipment purchases in both years were financed by internal cash flows. The Company expects to spend approximately $2,500,000 in total on capital additions in 2006, principally to support JDL’s operations in the U.S. Virgin Islands.

Net cash used in financing activities was $2,247,000 in the first nine months of 2006 compared to net cash used in financing activities in 2005 of $1,216,000. At September 30, 2006 Board authorizations are outstanding to purchase an additional 202,000 shares. Cash dividends paid in the first nine months of 2006 was approximately $2,186,000 compared to $1,705,000 in the same period in 2005. There were no borrowings on the line of credit during the first nine months of 2006.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 and 2005 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. As discussed in Note 1, the Company has reevaluated its revenue recognition policies with regard to contracts with the U.S. Virgin Islands Department of Education (VIDOE) that are subject to E-RATE funding. The Company has deferred recognition of these revenues in 2006 until its contracts with the VIDOE have been approved by government funding authorities. The Company will continue this policy in force until it becomes convinced that such funding approvals are routine and that it is remote that funding will not be approved. Effective January 1, 2006, the Company also adopted the provisions of adopted SFAS No. 123(R), requiring the Company to recognize expense related to the fair value of the stock-based compensation awards, as discussed in Note 2. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2006.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2006 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 2%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

On August 15, 2006, Communications Systems, Inc. (the “Company”) issued a press release reporting its operating results for the quarter and six months ended June 30, 2006. In its press release the Company also reported on issues and uncertainties affecting its JDL Technologies subsidiary, that due to such issues and uncertainties the Company is unable to complete and file the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2006 and that the Company continues to be out of compliance with rules of the American Stock Exchange. .

On September 14, 2006, the Company reported that it continued to be unable to complete and file Form 10-Q reports due for the three month period ended March 31, 2006 and the six month period ended June 30, 2006 (the 2006 Form 10-Q Reports) due to risks and uncertainties arising from a civil investigation of the Company’s JDL Technologies subsidiary initiated by the U.S. Department of Justice (DOJ) and the Company’s continued assessment of uncollected receivables totaling approximately $3.5 million related to work performed for the U.S. Virgin Islands Department of Education (VIDOE). The Company also reported on September 14, 2006 that, while not filing the 2006 Form 10-Q Reports caused the Company to be out of compliance with the applicable listing standards of the American Stock Exchange (AMEX), on July 7, 2006 AMEX granted the Company an extension to September 6, 2006 to achieve compliance with the listing standards. Finally, on September 14, 2006, the Company reported that it had submitted a written request to AMEX on September 6, 2006 for additional time in which to file the 2006 Form 10-Q Reports and thereby regain compliance with the AMEX listing standards.

On September 29, 2006 the Company supplemented its September 6, 2006 communication to AMEX and provided AMEX with an amended plan with respect to its efforts to achieve compliance with AMEX’s listing standards by November 30, 2006. In its September 29 communication, the Company explained it believed a further extension to November 30 would

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

provide sufficient time for the Company to complete management’s assessment of the uncollected receivables and pending DOJ investigation for purposes of finalizing the 2006 Form 10-Q reports. The Company advised AMEX that this would also provide sufficient time for the Company’s Audit Committee to complete an independent review of certain matters arising from the DOJ investigation.

On October 9, 2006, the Company received notification from AMEX that the Company’s amended plan and supporting documentation (the “Revised Plan”) made a reasonable demonstration of the Company’s ability to regain compliance with AMEX’s continued listing standards. Based upon the Revised Plan, AMEX staff, subject to certain conditions, granted the Company an extension until November 30, 2006 to file the 2006 Form 10-Q reports. In its letter, AMEX also stated it expected the Company to be in compliance with the continued listing standards of AMEX by November 30, 2006 and that failure to achieve compliance by that date would “likely result” in the initiation of delisting proceedings by AMEX staff.

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