Form 10-K
period 2006-12-31
COMMUNICATIONS SYSTEMS INC
filed 2007-05-16
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0957999

(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

213 South Main Street, Hector MN 55342
 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (320) 848-6231

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐
NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (shareholders other than officers and directors) was approximately $69,067,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange (“AMEX”) on June 30, 2006.

As of April 30, 2007 there were outstanding 8,858,459 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 21, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, training services, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that design and market data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Non-allocated general and administrative expenses are separately accounted for as “Other” is the Company’s segment reporting. There are no material intersegment revenues. Further information regarding operations in the various segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the Suttle brand name in the United States (U.S.) and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Suttle also markets a line of DSL (Digital Subscriber Line) filters for the telecommunications market. Substantially all of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). Certain products are purchased from offshore contract manufacturers. Segment sales were $42,690,000 (37% of consolidated revenues) in 2006 and $47,324,000 (40% of consolidated revenues) in 2005.

          Products

Suttle’s products are used in on-premise connection of voice, data, and video devices. The core product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Many of the products are used in voice applications but Suttle continues to develop an expanding line of products for full communications and entertainment connectivity. A significant portion of Suttle’s revenue is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $0.70 to $25.00 per unit. A majority of Suttle’s sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

Suttle produces a full product line of residential structured wiring equipment used for customer premise applications for voice, data, video, and entertainment distribution. This line of products consists of structured wiring enclosures which are recessed or surface mounted in a residence or small business, and a series of plug-and-play modules which snap into the enclosures to complete the system. The modules selected determine the application of service and the number of ports or connections can be scaled up by adding more modules. These products are marketed under the SOHO Access™ line of products. Suttle’s residential wiring systems range in price from $40.00 to $250.00.

Suttle is also a manufacturer and seller of DSL filters for home and business applications. Suttle resells DSL filter products procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

          Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing traditional modular jacks as well as dual provider switch jacks. Switch jacks allows for a method to switch between two competing telephone service providers without the expense of rewiring.

Suttle markets DSL filtering devices to telephone companies for use with their DSL home install kits. The products include both inline filters for deployment in the home and DSL splitters which are typically mounted outside the home near the telephone demarcation point.

Suttle markets residential structured cabling system products which are an increasingly important part of its product line. Service providers such as the telephone and cable companies have extended their traditional services to include comprehensive communications and entertainment offerings which require enhanced premise cabling. Suttle markets its products to meet these applications to service providers, residential builders, and low voltage installers through distributors, and through the company’s sales staff.

Customers represent the major communication companies including both telephone and cable service provider companies. The major telephone companies include Verizon, ATT (formerly Bell South and SBC Communications), and Qwest. Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales to the major telephone companies (including DSL), both directly and through distribution, represented 42% of Suttle’s sales in 2006 and 55% in 2005. The cable companies include Comcast, Time Warner, Cox Communications, and Charter as well as other cable companies. Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, original equipment manufacturers, and retailers. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and original equipment manufacturers (OEM) are made through a nationwide network of distributors and through the Suttle sales staff. Sales to cable television distributors represented 12% of Suttle’s sales in 2006 and 8% in 2005. Sales to OEMS and other distributors were 26% of Suttle’s sales in 2006 and 21% in 2005. Sales to international customers and other customers represented 13% of Suttle’s sales in 2006 and 11% in 2005.

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

          Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2007 were approximately $2,082,000 compared to approximately $1,720,000 at March 1, 2006. New orders are generally filled within 30 days. Suttle does not believe its order book is a significant indicator of future results.

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

(ii) Transition Networks

Transition Networks, Inc. (“Transition”) has business operations in Eden Prairie, Minnesota and Sunnyvale, California. Transition designs, assembles and markets media converters, baluns, transceivers, network interface cards, and fiber hubs under the Transition Networks and MiLAN Technologies brand names. Transition sells its product through distributors, resellers, integrators, and OEMs. These media converter and rate conversion products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $52,863,000 (46% of consolidated sales) in 2006 compared to $46,952,000 (41% of consolidated sales) in 2005. International sales accounted for 28% of Transition’s sales or $14,675,000 in 2006, compared to $12,589,000 or 27% of Transition’s sales in 2005.

          Products

Transition Networks designs, assembles and sells media converter devices, Ethernet switches and wireless access points and bridges that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products are used to support legacy systems as customers’ networks grow, integrate fiber optics into a network, and extend the reach of networks. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, and more. The company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from IC manufacturers such as Marvell® and Broadcomm® for the development of new products. Product hardware and software development is done internally. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet based networking products for approximately 14 years. Transition Networks continues to develop products that address the enterprise, service provider, and industrial markets and in addition targets specific vertical markets of government and education. Product hardware and software development is performed internally and is expensed when incurred.

          Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing operations. In 2006, approximately 16% of its products were manufactured offshore, principally in the Far East. The offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The balance of its product is manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary supplies.

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

Marketing primarily consists of direct marketing utilizing a telesales force, tradeshows, trade magazine advertising, public relations activities, and direct mail. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners. The Company also offers products in the newest and potentially high growth wireless market.

The Company’s “Transition Networks” and “MiLAN” brand names are important to its business. The Company regularly supports these names by trade advertising and believes them to be well known in the marketplace.

          Research and Development

The Transition Networks segment continues to develop products that address the enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets. Some of these products include video for CCTV, remote management devices built on the IEEE® 802.3AH standard, and Power Over Ethernet based on the IEEE® 802.3AF standard. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $578,000 in 2006 compared to $547,000 in 2005.

Through 2006 all of Transition’s research and development operations have been conducted in the United States. Transition is in the process of opening an engineering and sales office in China. The Company expects this operation to focus initially on providing software support for anticipated new product development. The office is expected to open in the third quarter of 2007.

          Competition

The Transition Networks segment faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Ethernet and Fast Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market for the media converter products. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches. The Fast Ethernet and Gigabit Ethernet switch market is filled with a large number of domestic and Asian competitors.

          Order Book

Outstanding customer orders for Transition Networks products were approximately $1,977,000 at March 1, 2007 and $3,119,000 at March 1, 2006. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the order book is not considered a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Eden Prairie Minnesota (“JDL”), provides telecommunications network design, specification, and training services to K-12 educational institutions. JDL focuses on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools. Sales by JDL for 2006 were $12,929,000 (11% of consolidated sales) compared to 2005 sales of $15,433,000 (13% of consolidated sales). Sales of hardware, software and related equipment totaled $8,630,000 in 2006 or 67% of JDL sales compared to $10,964,000 in 2005 or 71% of JDL sales. Training, support, consulting and connectivity revenue were $4,299,000 and $4,449,000 in 2006 and 2005, respectively.

          U.S. Virgin Islands’ Department of Education (“VIDOE”)

Since 2001, JDL has owned and operated a network providing interconnection, internet and other telecommunications services to the schools and administration facilities of the VIDOE. JDL’s revenues from the VIDOE were $626,000 and $2,607,000 in 2006 and 2005 respectively. JDL’s net investment in plant and facilities used to provide service to the VIDOE totaled $2,212,000 and $1,392,000 at December 31, 2006 and 2005 respectively.

The Federal Communications Commission (“FCC”) provides funding each year through it E-RATE program to schools throughout the U.S. to enable them to purchase services like those provided by JDL to the VIDOE. E-RATE funding eligibility is determined annually by the Schools and Libraries Division (“SLD”) of the Universal Service Administration Company. Funding awards are based on the costs to provide eligible services and the economic circumstances of the residents of the respective school districts; since inception of the E-RATE program the U.S. Virgin Islands public schools have always qualified for funding. It is not unusual for companies in the telecommunications industry to provide services to schools for E-RATE covered services under contracts for which the SLD approval process is incomplete. At December 31, 2005 JDL was providing service to and recognizing revenues from the VIDOE for the 2005 – 2006 school year under a contract that had not been approved by the SLD as it was determined at that time to be remote that funding would not be approved. VIDOE is dependent on E-RATE funding for up to 90% of the cost of many of the services provided by JDL.

Since April 2006 JDL has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-RATE funding involving the VIDOE. In addition to cooperating with DOJ investigators since April 2006 the Company has conducted its own internal investigation of its VIDOE business.

On July 1, 2006, JDL began providing services to the VIDOE under a new contract for the 2006 – 2007 school year. Neither the 2005 – 2006 contract, nor the 2006 – 2007 contract had been approved by the SLD as of the start of the 2006 -2007 contract year.

As a result of its internal investigation the Company believes that JDL has acted ethically and legally in its dealings with the VIDOE and the E-RATE program. Moreover, to date the Company has not been notified by the DOJ or any other agency of any program violation or the basis of any other claim and the Company believes that DOJ’s investigation of JDL will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. This gave rise to the possibility that if the VIDOE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDOE would not be approved for payment by the SLD until the SLD was satisfied that the VIDOE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the DOJ investigation of VIDOE, SLD’s review of VIDOE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company determined it could not recognize revenue on JDL’s VIDOE contracts in 2006, until it received a Funding Commitment Decision Letter (“FCDL”) from the SLD approving the contracts. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of JDL’s revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in 2006 to the VIDOE that went unrecognized in 2006 totaled $2,555,000. Accounts receivable at December 31, 2006 and 2005 from the VIDOE for services provided and recognized in 2005 revenues under contracts not yet approved by the SLD totaled $1,175,000.

In April 2007 and May 2007, the SLD approved the contracts between JDL and the VIDOE for the 2005 – 2006 and 2006 – 2007 school years and issued the appropriate FCDLs. As a result of the approvals, JDL expects to recognize $2,555,000 of VIDOE services revenue in the second quarter of 2007. The Company also concluded that accounts receivable amounts on the books related to 2005 revenues were collectible and did not need to be reserved. The Company and the VIDOE are now pursuing SLD approval on new contracts for the 2007 – 2008 school year.

          Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $7,853,000 at March 1, 2007 and $10,115,000 at March 1, 2006. JDL’s contracts with certain customers are subject to approval by the SLD. Approved amounts could vary from the original contracts.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. located at Bethesda, North Wales, United Kingdom. Austin Taylor is a provider of telephony and data networking products to leading telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $6,958,000 (6% of consolidated revenues) in 2006 and $5,674,000 (5% of consolidated revenues) in 2005.

Austin Taylor has a strong supply chain product development relationship with its Chinese supplier which has been established over a number of years. At the plant in Bethesda the company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 57% and 50% of Austin Taylor sales were to U.K. customers in 2006 and 2005.

Outstanding customer orders for Austin Taylor products were approximately $171,000 at March 1, 2007 compared to $190,000 at March 1, 2006. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(2) Employment Levels

As of March 1, 2007 the Company employed 505 people. Of this number, 297 were employed by Suttle (including 121 in Hector, Minnesota and 176 in Costa Rica), 122 by Transition Networks, Inc., 37 by JDL Technologies, Inc., 37 by Austin Taylor Communications, Ltd and 14 corporate general and administrative positions. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2007 were as follows:

Name	Age	Position[1]

Curtis A. Sampson	73	Chairman of the Board and Chief Executive Officer [1970]

Jeffrey K. Berg	64	President and Chief Operating Officer [2000][2]

Paul N. Hanson	60	Vice President – Finance, Treasurer, Secretary and Chief Financial Officer [1982]

Daniel G. Easter	50	President and General Manager, Transition Networks, Inc. [2000] [3]

Thomas J. Lapping	48	President, JDL Technologies, Inc. [1998][4]

David T. McGraw	55	President and General Manager, Suttle Apparatus Corporation [2002][5]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

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

4	JDL Technologies, Inc. was acquired by the Company in 1998. Mr. Lapping founded JDL Technologies, Inc. in 1989.

5

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

The risks described below are material in relation to on our business, financial condition and results of operations and could adversely impact the achievement of forward looking statements. Accordingly, the following risk factors should be considered when reviewing other information set forth in this report:

•

A failure to maintain effective internal controls could adversely affect our business. The Company is in the process of documenting and testing its internal controls as required by the Sarbanes-Oxley Act of 2002. The Company expects to incur significant costs in complying with these requirements, including increased staffing costs, increased accounting and auditing fees and more consulting fees. In addition, the requirements of Sarbanes-Oxley may limit the ability of the Company to make future acquisitions or will restrict the types of business it can consider acquiring. Failure by the Company to adequately meet the internal control requirements would be reported in the Company’s filings to the Securities and Exchange Commission – which could negatively impact the Company’s reputation and its stock price.

•

Anti-takeover provisions in Minnesota law and our shareholder rights plan (also known as a “poison pill”) could delay or prevent a change in control of our Company. These provisions include advance notice requirements for shareholder proposals, limitations on business combinations with interested shareholders and authorization for the Board of Directors to issue preferred stock without shareholder approval. These provisions may discourage a potential acquirer from bidding for the Company, even if a significant number of shareholders believe a proposed transaction would be in their best interest.

•

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

-	Announcements of new products and services by us or our competitors

-	Quarterly fluctuations in our financial results or the financial results of our competitors or customers;

-	Increased competition with our competitors or among our customers;

-	Consolidation among our competitors or customers;

-	Disputes concerning intellectual property rights;

-	The financial health of Communications Systems, Inc., our competitors or our customers;

-	General economic conditions in the United States or internationally; and

-	Rumors or speculation regarding our future business results and actions.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

•

In April 2006, the Company was notified that JDL Technologies was being investigated by the U.S. Department of Justice regarding false claims for E-RATE funding involving the VIDOE. Should the investigation result in a determination that JDL acted improperly or illegally the resulting fines or sanctions could negatively affect the Company’s operations and financial position.

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

•

Government funding of education technology spending could significantly impact the operations of JDL Technologies which recognized revenue of approximately $3.0 million and $7.0 million related to federal funding in fiscal years 2006 and 2005, respectively. Costs to comply with government requirements necessary to obtain funding could adversely affect profit margins. Failure by JDL or its customers to comply with these requirements could make needed funding unavailable.

•

JDL Technologies has made investments in plant and equipment to support its business with Broward County schools and the U.S. Virgin Islands Department of Education. JDL’s business arrangements with these entities are generally based on contracts with durations of one-year or less. Should JDL lose its business of these customers, whether due to competition or for other reasons, its operations could be harmed and the value of its assets impaired.

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

•	Delays in introductions and market acceptance of the new products could create inventory risk and reduced margins and sales.

•	Reduced sales and/or lack of ability to maintain or expand relationships with major telephone companies and other major customers could significantly impact revenues and income.

•	Higher than expected expenses related to new sales and marketing initiatives could negatively impact earnings.

•	If there is not adequate availability of supplies of raw materials and components without interruption, including foreign manufacturers, profit margins could be negatively impacted.

•

The continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas might not be successful and could negatively impact the financial condition of the Company.

•

There could be unanticipated developments that could occur with respect to contingencies such as litigation, including unfavorable resolution of claims, intellectual property matters and product warranty or liability exposures. These factors could impact future profitability and result in poor financial performance

•

Changes in our business strategies, including acquisitions, divestitures, and restructuring activities could impact the operations of the Company. New acquisitions might not be successfully integrated or profitable.

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

-

Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota where its engineering and administrative operations and the operations of JDL Technologies, Inc. are conducted.

-	In 2004, the Company acquired a 30,000 square foot facility in Eden Prairie, Minnesota. The facility serves as distribution center for Transition Networks, Inc.

-	Transition Networks, Inc. leases a 2,800 square foot facility in Sunnyvale, California where its West Coast sales and customer service operations are located.

-	MiLAN Technology Corporation leases a 24,000 square foot facility in Sunnyvale, California, which is currently unoccupied.

-	The Company owns a 35,000 square foot building in Lawrenceville, Illinois. This facility is currently leased to other tenants.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDOE). In addition to cooperating with DOJ investigators over the past 12 months, the Company has conducted its own internal investigation of its business dealings with VIDOE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own internal investigation, the Company believes it has acted ethically and legally in its business dealings VIDOE and in its compliance with E-RATE program requirements and believes the DOJ investigation will be resolved without material additional cost to the Company. Nevertheless, the possibility exists that the DOJ may exert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

A former officer of one of the Company’s subsidiaries is claiming that he is entitled to a substantially greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year based on the former officer’s interpretation of the meaning of certain terms in the former officer’s employment contract with the subsidiary and in a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has, since 2004, threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted and believes the former officer’s claims will be resolved without material cost to the Company.

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by AMEX for 2006 and 2005.

	2006		2005

	High	Low	High	Low

First	$12.29	$10.30	$13.60	$10.07
Second	11.54	9.34	11.79	8.65
Third	10.82	8.72	12.50	9.50
Fourth	10.70	8.65	12.40	9.48

(b)	HOLDERS

At March 31, 2007 there were approximately 700 holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders at the rates indicated below:

Payment Date	Dividend per Share

April 1, 2007	$.10
January 1, 2007	.10
October 1, 2006	.09
July 1, 2006	.09
April 1, 2006	.08
January 1, 2006	.08
October 1, 2005	.07
July 1, 2005	.07
April 1, 2005	.07
January 1, 2005	.06

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2006:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan	570,280	$9.53	994,589
1990 Employee Stock Purchase Plan	4,924	9.63	13,029

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	COMPARATIVE STOCK PERFORMANCE

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the AMEX Total Return Index (U.S. and Foreign), the AMEX Technology (IT) Index, the AMEX Consumer Manufacturing Index and the AMEX Industrial Manufacturing Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2001 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2001	2002	2003	2004	2005	2006

Communications Systems, Inc.	$100.000	$106.260	$109.098	$167.016	$175.292	$149.947
AMEX U.S. and Foreign	100.000	84.330	117.200	136.259	156.301	183.223
AMEX Technology	100.000	60.415	93.236	107.375	102.071	127.538
AMEX Consumer Manufacturing	100.000	106.554	141.506	214.230	264.220	315.077
AMEX Industrial Manufacturing	100.000	75.395	133.163	141.239	199.172	171.110

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	REPURCHASES OF ISSUER’S EQUITY SECURITIES

The registrant repurchased 455 shares of its common stock totaling $4,097 during the fourth quarter of 2006. At December 31, 2006, the Company was authorized to purchase in accordance with Rule 10b-18 202,197 shares of its common stock pursuant to Board authorizations granted in November 2002.

ITEM 6.	SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2006	2005	2004	2003	2002

Selected Income Statement Data
Sales from Continuing Operations	$115,440	$115,382	$108,555	$102,411	$107,300

Costs and Expenses:
Cost of Sales	76,853	77,861	72,947	72,949	78,748
Selling, General and Administrative Expenses	33,562	31,651	27,979	25,442	24,612

Total Costs and Expenses	110,415	109,512	100,926	98,391	103,360

Operating Income from Continuing Operations (1)	5,025	5,870	7,629	4,020	3,940

Other income (expense), Net	698	448	167	315	(45)

Income from Continuing Operations Before Income Taxes (1)	5,723	6,318	7,796	4,335	3,895
Income Tax Expense	1,228	1,728	2,865	1,618	1,558

Income from Continuing Operations	4,495	4,590	4,931	2,717	2,337
Net Loss from Discontinued Operations		(120)	(168)

Net Income (1)	$4,495	$4,470	$4,763	$2,717	$2,337

Basic Net Income (loss) Per Share (1)
Continuing Operations	$.52	$.53	$.60	$.33	$.28
Discontinued Operations		(.01)	(.02)

	$.52	$.52	$.58	$.33	$.28

Diluted Net Income (loss) Per Share (1)
Continuing Operations	$.51	$.52	$.59	$.33	$.28
Discontinued Operations		(.01)	(.02)

	$.51	$.51	$.57	$.33	$.28

Cash Dividends Per Share	$.34	$.27	$.17	$.16	$.04

Average Dilutive Shares Outstanding	8,807	8,716	8,321	8,186	8,246

Selected Balance Sheet Data
Total Assets	$92,723	$92,883	$89,481	$79,096	$88,758
Property, Plant and Equipment, Net	8,580	8,300	7,040	4,871	6,369
Long-term liabilities	724	1,332	406
Stockholders’ Equity	82,545	79,851	77,051	70,840	68,871

(1)	2006, 2005, 2004 and 2003 amounts benefited from the implementation of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, because goodwill was not amortized in those periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to major telephone companies and other major customers; the introduction of competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, successful integration and profitability of acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; unfavorable resolution of claims and litigation, availability of adequate supplies of raw materials and components; fuel prices; government funding of education technology spending; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Critical Accounting Policies

Allowance for Doubtful Accounts: The Company records a provision for doubtful accounts receivable based on an individual analysis and specific identification problem accounts. This involves a degree of judgment based on discussions with our internal sales and marketing groups and examinations of the financial stability of our customers. There can be no assurance that our estimates will match actual amounts ultimately collected. During periods of downturn in the market for our products or economic recession, a greater degree of risk exists concerning the ultimate collectability of our accounts receivable due to the impact that these conditions might have on our customer base.

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

Warranty: The Company’s warranty programs vary by business groups and by product lines. Reserves for the estimated cost of product warranties are established at the time revenue is recognized. The costs of our warranty obligations are estimated based on warranty policy and the applicable contractual warranty, our historical experience of known product failure rates, our vendors’ experience and material and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical experience are among the factors that could affect the adequacy of this reserve.

Goodwill Impairment: Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded. The Company had net goodwill of $5,264,000 in each of the years ended December 31, 2006, 2005 and 2004. Carrying amounts of goodwill by segment as of December 31, 2006 are as follows: Suttle $1,272,000; Transition Networks $3,288,000; JDL Technologies $704,000.

Due to several factors, the JDL Technologies segment experienced lower than expected margins and return on capital invested in fiscal 2006 and 2005. Current projections are for margins and return on capital to increase to more acceptable levels. If this does not occur according to projections, the reductions in anticipated cash flow in relation the net assets of this segment may indicate that the fair value of this segment is less than book value resulting in impairment charges against earnings. At December 31, 2006 the Company assessment of the JDL segment indicated that its goodwill was not impaired. Management will continue to evaluate for any potential impairment.

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

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In the Suttle, Transition Networks and Austin Taylor segments, the earning process completion is evidenced through the shipment of goods, as the sales terms of these segments are FOB shipping point, the risk of loss is transferred upon shipment and there are no significant obligations subsequent to that point. Other than the sales returns as discussed above, there are not significant estimates related to revenue recognition for these segments.

JDL Technologies records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by the customer. In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract was recognized on a percentage-of-completion basis. The method used to determine the progress of completion was based on the ratio of costs incurred to total estimated costs.

JDL records revenue on service contracts on a straight-line basis over the contract period. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDOE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our experience with the funding process, our history of being approved for funding for covered services and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

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

During the years ended December 31, 2005 and 2004 we recognized revenue in advance of the funding approval by SLD because we had sufficient evidence to conclude that it was remote that funding would not be approved.

In early April 2006, we had not received funding approval for the June 30, 2005-June 30, 2006 school year. During our quarterly revenue recognition review process we received a letter from the Department of Justice (DOJ) informing us that we were the subject of an investigation regarding false claims to the E-RATE program involving the VIDOE. This investigation involved other parties as well. An internal investigation was started immediately by compiling and safeguarding relevant records.

We concluded that even if JDL was cleared of any wrongdoing, it was possible that the VIDOE might attract sanctions including debarment from the E-RATE program, which would preclude the approval of our contract with VIDOE. Based on this analysis we ceased recognizing revenue on this contract effective January 1, 2006. We continue to monitor this situation and will recognize the revenue in accordance with our policy if and when it is appropriate. During the year ended December 31, 2006 unrecognized revenue related to services provided to the VIDOE was $2,555,000.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2006 Compared to 2005

Sales from continuing operations were $115,440,000 in 2006, which was consistent with sales of $115,382,000 in 2005. Operating income from continuing operations declined 14% to $5,025,000 from $5,870,000 in 2005. Income from continuing operations before income taxes declined 9% to $5,723,000 from $6,318,000 in 2005. Income from continuing operations declined 2% to $4,495,000 in 2006 compared to $4,590,000 in 2005. 2006 results were affected by the adoption of a new accounting pronouncement which required recognition of an expense for stock options of $157,000. The Company sold the operations of Image Systems, Inc. in October 2005. Those operations had a net of income tax loss of $343,000 in 2005. The Company recorded an after-tax gain on the sale of the operations of $222,000.

Suttle sales declined 10% to $42,690,000 in 2006 compared to $47,324,000 in 2005. Sales to the major telephone companies declined 31% to $17,893,000 in 2006 compared to $26,094,000 in 2005. Sales to these customers accounted for 42% of Suttle’s sales in 2006 compared to 55% of sales in 2005. The principal reason for the decline was the loss of contracts to provide DSL products to Suttle’s largest customer. Sales under the contracts declined $7,788,000 in 2006 compared to 2005. Suttle expects to recover a portion of this business in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 22% to $16,443,000 in 2006 compared to $13,491,000 in 2005. This customer segment accounted for 39% of sales in 2006 compared to 29% in 2005. International sales increased 10% to $2,683,000 and accounted for 6% of Suttle’s 2006 sales. Sales to other customers increased 7% to $5,671,000.

The following table summarizes Suttle’s 2006 and 2005 sales by product group:

	Suttle Sales by Product Group

	2006	2005

Modular connecting products	$25,089,000	$25,483,000
DSL products	11,720,000	18,430,000
Structured cabling products	5,011,000	2,558,000
Other products	870,000	853,000

	$42,690,000	$47,324,000

Suttle’s gross margins declined to $12,441,000 in 2006 compared to $12,998,000 in 2005. The gross margin percentage was 29% in 2006 compared to 27% in 2005. The increase in gross margin as a percentage of sales was due to the change in product mix and customer mix. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. The loss of the DSL contracts for Suttle’s largest customer reduced gross margins by approximately $1,600,000 in 2006. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Competition for business with major telephone companies is intense. Suttle gave up its contract to provide DSL products to a major telephone customer in 2006 because it could not sell the products profitably at the price offered by the customer. Imports from Asia were 31% lower in 2006 than in 2005. Suttle had outsourced its DSL product manufacturing to Asian suppliers. Selling, general and administrative expenses increased 5% to $6,370,000 in 2006 from $6,089,000 in 2005. The increase was primarily due to increases in general and administrative salaries and benefits which increased $260,000 or 6%. Suttle’s operating income declined 12% to $6,071,000 in 2006 from $6,909,000 in 2005.

Transition Networks sales increased 13% $52,863,000 compared to $46,952,000 in 2005. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2006 and 2005 were:

	Transition Networks Sales by Region

	2006	2005

North America	$38,188,000	$34,363,000
Europe, Middle East, Asia	6,480,000	5,168,000
Rest of world	8,195,000	7,421,000

	$52,863,000	$46,952,000

Sales in North America increased 11% over 2005. International sales increased 17%. Sales are benefiting from the increasing reach and scope of communications networks throughout the world. Transition Networks received its largest single order ever in 2006, selling $1,700,000 of Ethernet switches that will be part of a fiber-to-the-home (FTTH) project in Slovenia. As FTTH becomes the communications standard worldwide, the Company believes the need for products that enable communications across different types of media will continue to increase.

The following table summarizes Transition Networks’ 2006 and 2005 sales by product group:

	Transition Networks Sales by Product Group

	2006	2005

Media converters	$45,844,000	$41,463,000
Ethernet switches	5,418,000	3,979,000
Ethernet adapters	1,384,000	675,000
Other products	217,000	835,000

	$52,863,000	$46,952,000

Gross margin increased to $23,261,000 in 2006 compared to $18,793,000 in 2005. Gross margin as a percentage of sales increased to 44% in 2006 compared to 40% in 2005. Gross margins in 2005 were negatively affected by a second quarter inventory write-down adjustment of approximately $1.1 million dollars. Selling, general and administrative expenses increased 8% to $18,501,000 in 2006 from $17,089,000 in 2005 due to increases in the sales force headcount and marketing program incentives and expenses. Compensation and benefits expenses increased $1,308,000 or 14%. Marketing, advertising and other selling costs increased $497,000 or 13%. On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of Transition Networks management. Operating income for the combined units increased 179% to $4,760,000 in 2006 compared to $1,704,000 in 2005.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) declined to $12,929,000 in 2006 compared to $15,433,000 in 2005. The following table summarizes JDL’s revenues by customer group in 2006 and 2005:

	JDL Revenue by Customer Group

	2006	2005

Broward County FL schools	$7,069,000	$7,835,000
U.S. Virgin Islands Dept. of Education (VIDOE)	627,000	2,511,000
Oakland CA schools	3,023,000	3,622,000
All other	2,210,000	1,465,000

	$12,929,000	$15,433,000

Beginning in April 2006 JDL has been the subject (along with others) of an investigation by the U.S. Department of Justice (“DOJ”) regarding false claims for E-RATE funding involving the VIDOE. In addition to cooperating with DOJ investigators since April 2006, the Company has conducted its own internal investigation of its VIDOE business. To date the Company has not been notified by the DOJ or any other agency of any program violation or the basis of any other claim. Moreover, as a result of its internal investigation the Company believes it has acted ethically and legally in its dealings with the VIDOE and the E-RATE program and that the DOJ’s investigation of JDL will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that the Company’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. This gave rise to the possibility that if the VIDOE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDOE would not be approved for payment by the SLD until the SLD was satisfied that the VIDOE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the DOJ investigation of VIDOE, SLD’s review of VIDOE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company ceased revenue recognition on JDL’s VIDOE contracts effective January 1, 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that government approvals of E-RATE funded projects are routine and that it is remote that such funding will not be approved. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in 2006 to the VIDOE that went unrecognized in 2006 totaled $2,555,000. In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company will recognize the $2,555,000 of revenue from these contracts in its second quarter 2007 financial statements.

In the second quarter of 2005, JDL entered into a fixed-price contract with the Oakland, CA school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. Revenues and earnings under this contract were recognized based on Company estimates using the percentage-of-completion method. Revenues recognized on the contract were $3,023,000 and $3,622,000 in 2006 and 2005, respectively. Margins recognized on the contract were $192,000 and $413,000 in 2006 and 2005, respectively. The contract was completed in 2006.

Revenues earned in Broward County FL declined $766,000 or 10% in 2006. The revenue decline was due to lower equipment sales to the school district, which has largely completed its communications infrastructure build-out. JDL does not anticipate future equipment sales to approach 2005 levels. The decline in equipment sales was offset in part by increased sales of network operations services. JDL also offers training and professional development services to school districts throughout the U.S. Revenues from these services increased 51% to $1,014,000 in 2006.

Gross margins earned by JDL in 2006 declined to $1,507,000 in 2006 compared to $5,079,000 in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased 5% to $4,708,000 from $4,489,000 in 2005. The increase was due to legal and professional fees incurred associated with the Department of Justice investigation of the E-RATE program. JDL had an operating loss of $3,202,000 in 2006 compared to operating income of $590,000 in 2005.

Austin Taylor’s revenues increased 23% in 2006 to $6,958,000. Gross margin increased to $1,378,000 in 2006 from $651,000 in 2005. Gross margin as a percentage of sales improved to 20% in 2006 from 11% in 2005. Operating income in 2006 was $385,000 compared to an operating loss of $935,000 in 2005. Austin Taylor restructured its business in 2006. Employee headcount was reduced, sales of unprofitable products were discontinued and manufacturing of other products was outsourced to Asian manufacturers. This process enabled Austin Taylor to compete more successfully for business and expand its profit margins.

Net investment and other income increased to $698,000 in 2006 compared to $448,000 in 2005 due to increased earnings on cash investments. The Company generally invested its excess cash in high quality, tax advantaged municipal bond funds in 2006. At December 31, 2005 Austin Taylor had a net operating loss (NOL) carryforward in the United Kingdom (U.K.) of $1,354,000, which was fully reserved by the Company because of uncertainty about the ability of Austin Taylor to utilize the tax benefits. The Company utilized a portion of the NOL carryforward to offset Austin Taylor’s 2006 tax expense. The combination of the NOL benefit, the tax free interest income and reduced reserves for exposures to state and foreign income taxes dropped the Company’s 2006 tax rate to 21% compared to a normal U.S. rate of 34%.

2005 Compared to 2004

Sales from continuing operations in 2005 increased 6% to $115,382,000 compared to $108,555,000 in 2004. Operating income from continuing operations in 2005 decreased to $5,870,000 compared to $7,629,000 in 2004. CSI’s continuing operations are now in four principal business units: Suttle, JDL Technologies and Transition Networks and Austin Taylor. In 2005, Image Systems was sold and MiLAN Technologies was merged into Transition Networks. The Company’s core business units providing broadband products and Digital Subscriber Line (DSL) products continued to show growth in 2005.

Suttle sales increased to $47,324,000 in 2005 compared to $40,114,000 in 2004 due to increased volumes with existing and new customers. Sales to the major telephone companies increased 17% to $26,094,000 in 2005 compared to $22,388,000 in 2004. Sales to these customers accounted for 55% of Suttle’s sales in 2005 and 56% of sales in 2004. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased to $13,491,000 in 2005 compared to $9,554,000 in 2004. Suttle discontinued contract manufacturing operations and sales in the fourth quarter of 2004. Contract manufacturing sales totaled $2,480,000 in the first nine months of 2004.

Suttle’s gross margins increased to $12,998,000 in 2005 compared to $9,961,000 in 2004. The gross margin percentage was 27% in 2005 compared to 25% in 2004. The gross margin percentage increase was due to cost reductions gained by shifting more manufacturing to a lower cost plant in Costa Rica, continuing to outsource more manufacturing of certain products to Asia and increased business volumes. Selling, general and administrative expenses increased to $6,089,000 in 2005 compared to $5,201,000 in 2004. The increase was primarily due to increases in sales incentives, more aggressive marketing and selling programs and higher general and administrative salaries. Suttle’s operating income was $6,909,000 in 2005 compared to operating income of $4,760,000 in 2004.

Transition Networks sales decreased to $46,952,000 in 2005 compared to $52,443,000 in 2004. The decrease in sales was due to softer demand for media conversion and switching products in 2005 compared to 2004. Gross margin decreased to $18,793,000 in 2005 from $21,174,000 in 2004. The business recorded an inventory write-down adjustment of approximately $1.1 million dollars in the second quarter of 2005 associated with the absorption of MiLAN Technology which negatively impacted gross margin dollars. However, gross margin as a percentage of sales remained at 40% in 2005 and 2004 due to sales of higher margin products. Selling, general and administrative expenses increased to $17,089,000 in 2005 compared to $16,640,000 in 2004 due to an increase in the sales force headcount and marketing program incentives and expenses. MiLAN also recorded severance costs of $170,000 in 2005 and $0 in 2004. Operating income for this segment decreased to $1,704,000 in 2005 compared to $4,533,000 in 2004. On July 1, 2005, CSI consolidated the MiLAN and Transition Networks business units into one operating unit under the direction of Transition Networks management. Operations subsequent to July 1, 2005 have proven to be successful and include a 30% staff reduction in the former MiLAN operations.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) increased to $15,433,000 in 2005 compared to $7,969,000 in 2004. The increase was due to higher sales of network equipment and connectivity services in 2005 as compared to 2004 due to new contracts awarded with new and current client school districts. In the second quarter of 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. The total value of this contract was $6,645,000. As of December 31, 2005, costs and estimated earnings under this contract recognized on a percentage-of-completion basis totaled $3,622,000. Total billings for this contract were $2,388,000. The method used to determine the progress of completion is based on the ratio of costs incurred to total estimated costs. Gross margin in 2005 increased to $5,079,000 compared to $4,199,000 in 2004. Gross margin as a percentage of sales decreased to 33% in 2005 from 53% in 2004 period due to an increase in lower margin sales of network equipment to client school districts, lower margin with a large wiring contract, increased expenses for a major network renovation that JDL owns and manages for a large customer and increased expenses from expanding JDL Florida operations. Selling, general and administrative expenses increased to $4,489,000 in 2005 compared to $3,015,000 in the same period of 2004 due to higher sales headcount and increased marketing and administrative salaries including costs of expanding JDL’s Florida operations. JDL’s operating income was $590,000 in 2005 compared to operating income of $1,184,000 in 2004.

Austin Taylor’s revenues decreased 29% to $5,674,000 in 2005 compared to $8,029,000 in 2004. Gross margin increased to $651,000 in 2005 from $275,000 in 2004. Gross margin as a percentage of sales improved to 11% in 2005 from 3% in 2004. Austin Taylor had operating losses of $935,000 and $450,000 in 2005 and 2004 respectively. Austin Taylor began a restructuring plan in 2005. Employee headcount was reduced, which resulted in severance expenses charged against earnings, sales of unprofitable products were discontinued and manufacturing of other products was outsourced to Asian manufacturers. The Company had entered into negotiations and had a plan to sell Austin Taylor. However, the Company could not obtain terms it regarded as beneficial to shareholders, and made the determination to keep and restructure the operations.

Consolidated net investment and other income increased to $448,000 in 2005 compared to $167,000 in 2004 due to increased earnings on invested cash and money market balances. Consolidated income from continuing operations before income taxes decreased to $6,318,000 in 2005 compared to $7,796,000 in 2004. Due to the closing of the Company’s Puerto Rico operations and completion of an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 the Company (in 2005) reviewed and its estimated accrued tax liabilities. The review process led the Company to conclude that its tax liabilities were significantly overaccrued. Adjustments to correct the overaccruals gave the Company an effective tax rate of 27% in fiscal year 2005 compared to an effective rate of 37% in 2004. The Company expects that the effective income tax rate for fiscal 2006 will be approximately 37%. Consolidated net income including discontinued operations in 2005 decreased slightly to $4,470,000 compared to $4,763,000 in 2004.

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

Liquidity and Capital Resources

At December 31, 2006, the Company had approximately $28,751,000 of cash and cash equivalents compared to $26,661,000 of cash and cash equivalents at December 31, 2005. The Company had current assets of approximately $78,410,000 and current liabilities of $9,454,000 at December 31, 2006 compared to current assets of $78,748,000 and current liabilities of $11,700,000 at the end of 2005.

Cash flow provided by operating activities was approximately $6,641,000 in 2006 compared to $4,582,000 provided by operations in 2005. The increase was primarily due to slower growth of the Company’s inventory levels, and the completion and billing of JDL’s Oakland project, which had costs and estimated earnings in excess of billings of $1,233,000 at December 2005.

Investing activities used $1,429,000 of cash in 2006 compared to using $2,768,000 of cash in 2005. Purchases of new plant and equipment totaled $2,475,000 in 2006, of which $1,584,000 went to support JDL’s investment in the Virgin Island’s educational network. The Company expects to invest approximately $1,700,000 in plant and equipment additions in 2007. In 2006 the Company also collected its $1,103,000 receivable outstanding from the sale of Image Systems Corporation.

Net cash used by financing activities was $2,923,000 in 2006 compared to $1,173,000 in 2005. Cash dividends paid on common stock increased to $2,971,000 in 2006 from $2,307,000 in 2005. The Company’s quarterly dividend rate increased from $.08 per share at January 1, 2006 to $.10 per share at January 1, 2007. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $732,000 in 2006 and $1,164,000 in 2005. The Company purchased in open market transactions and retired 68,681 shares for $756,000 in 2006 and 12,154 shares for $133,000 in 2005. At December 31, 2006, Board of Director authorizations to purchase approximately 202,000 additional shares remained in effect. The Company may purchase and retire additional shares in 2007 if warranted by market conditions and the Company’s financial position.

The Company revoked its Section 936 election effective January 1, 2002 and has included all subsequent revenues and expenses related to Puerto Rico operations in its consolidated federal income tax group. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2006. The Company had accrued $1,572,000 to pay its tollgate tax obligations and associated interest and penalties. We expect to settle these obligations in 2007.

Due to the closing of the Company’s Puerto Rico operations and completion of an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 the Company (in 2005) reviewed its estimated accrued tax liabilities. The review process led the Company to reduce its tax reserves by $950,000, resulting in an effective tax rate of 27% in fiscal year 2005. Due to the effects of the Company’s tax position in the United Kingdom and a reduced estimate of its exposure to other state and foreign income taxes, its effective rate in 2006 was 21%. The Company expects that the effective income tax rate for fiscal 2007 will be approximately 36%.

In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related dividend reinvestment plan qualify under IRC Sec. 965. which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. Approximately, $3,100,000 of qualified capital expenditures were purchased in 2005 and the balance was acquired in 2006.

At December 31, 2006 approximately $654,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

The Company had no outstanding obligations under its line of credit at December 31, 2006 and 2005. The Company’s entire credit line ($10,000,000 at March 1, 2007) is available for use. The current line of credit expires September 30, 2007. Management believes that we will be able to renew the line on terms acceptable to the Company; however this can not be assured. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The Company leases land, buildings and equipment under operating leases with original terms from one to five years. Certain of these leases contain renewal and purchase options. Rent expense charged to continuing operations was $1,331,000, $1,114,000 and $1,232,000 in 2006, 2005 and 2004 respectively. In 2005 and 2004 the Company subleased a portion of one of its offices. Sublease income received was $66,000 and $71,000 in 2005 and 2004 respectively.

The following table summarizes our future payments on contractual obligations outstanding at December 31, 2006:

Operating Lease Obligations:
2007	$654,000
2008	296,000
2009	163,000
2010	3,000
Thereafter	—

$1,116,000

As of December 31, 2006, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” on December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs. The adoption of SFAS No. 158 caused the Company to adjust its 2006 financial statements to include $200,000 of previously unrecognized actuarial gains in Austin Taylor’s pension plan funds.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS No. 159 will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2006 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15. The consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP Minneapolis, Minnesota May 15, 2007

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,751,172	$26,660,533
Trade accounts receivable, less allowance for doubtful accounts of $585,000 and $1,673,000, respectively	19,678,301	20,460,380
Receivable from sale of discontinued operations		1,102,881
Related party receivables	84,115	110,865
Inventories	25,331,621	24,492,518
Costs and estimated earnings in excess of billings		1,233,368
Prepaid income taxes	320,682
Other current assets	753,704	980,556
Deferred income taxes	3,490,682	3,706,795

TOTAL CURRENT ASSETS	78,410,227	78,747,896

PROPERTY, PLANT AND EQUIPMENT, net	8,579,932	8,299,601

OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	330,042	402,418
Other assets	138,493	169,354

TOTAL OTHER ASSETS	5,732,630	5,835,867

TOTAL ASSETS	$92,722,839	$92,883,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,192,671	$5,188,316
Accrued compensation and benefits	3,204,285	3,072,768
Other accrued liabilities	2,184,327	1,786,957
Dividends payable	872,668	698,616
Income taxes payable		953,516

TOTAL CURRENT LIABILITIES	9,453,951	11,700,173

LONG TERM LIABILITIES:
Long-term compensation plans	310,620	401,062
Pension liabilities	413,180	930,953

TOTAL LONG-TERM LIABILITIES	723,800	1,332,015

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,732,429 and 8,670,523 shares issued and outstanding, respectively	436,621	433,527
Additional paid-in capital	33,488,345	32,405,873
Retained earnings	48,203,511	47,346,552
Accumulated other comprehensive income (loss)	416,611	(334,776)

TOTAL STOCKHOLDERS’ EQUITY	82,545,088	79,851,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,722,839	$92,883,364

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2006	2005	2004

Sales from continuing operations	$115,439,570	$115,382,427	$108,554,921

Costs and expenses:
Cost of sales	76,852,425	77,861,446	72,946,743
Selling, general and administrative expenses	33,561,761	31,651,061	27,979,613

Total costs and expenses	110,414,186	109,512,507	100,926,356

Operating income from continuing operations	5,025,384	5,869,920	7,628,565

Other income and (expenses):
Investment and other income	728,132	485,456	214,338
Interest and other expense	(30,436)	(37,635)	(47,373)

Other income, net	697,696	447,821	166,965

Income from continuing operations before income taxes	5,723,080	6,317,741	7,795,530

Income tax expense	1,228,000	1,728,000	2,865,000

Income from continuing operations	4,495,080	4,589,741	4,930,530
Discontinued operations:
Loss from discontinued operations (net of tax benefits of $201,000 for 2005 and $97,000 for 2004)		(342,373)	(167,797)
Gain on disposition of discontinued operations (net of taxes of $131,000 for 2005)		222,430

Net loss from discontinued operations	0	(119,943)	(167,797)

Net income	4,495,080	4,469,798	4,762,733

Other comprehensive (loss) income:
Additional minimum pension liability adjustment	464,093	(530,993)
Foreign currency translation adjustment	87,558	(170,099)	170,939

Total other comprehensive income	551,651	(701,092)	170,939

Comprehensive income	$5,046,731	$3,768,706	$4,933,672

Basic net income (loss) per share:
Continuing operations	$.52	$.53	$.60
Discontinued operations	$—	$(.01)	$(.02)

	$.52	$.52	$.58

Diluted net income (loss) per share:
Continuing operations	$.51	$.52	$.59
Discontinued operations	$—	$(.01)	$(.02)

	$.51	$.51	$.57

Average Basic Shares Outstanding	8,722,172	8,577,066	8,263,041
Average Dilutive Shares Outstanding	8,807,377	8,715,885	8,320,614
Dividends per share	$.34	$.27	$.17

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total

	Shares	Amount

BALANCE AT DECEMBER 31, 2003	8,185,371	$409,268	$27,954,636	$42,278,484	$195,377	$70,837,765
Net income				4,762,733		4,762,733
Issuance of common stock under
Employee Stock Purchase Plan	22,193	1,110	160,489			161,599
Issuance of common stock to
Employee Stock Ownership Plan	33,000	1,650	262,724			264,374
Issuance of common stock under
Employee Stock Option Plan	263,170	13,159	2,233,212			2,246,371
Tax benefit from non-qualified employee stock options			195,976			195,976
Purchase of common stock	(1,034)	(52)	(3,555)	(4,873)		(8,480)
Shareholder dividends				(1,580,005)		(1,580,005)
Other comprehensive income					170,939	170,939

BALANCE AT DECEMBER 31, 2004	8,502,700	425,135	30,803,482	45,456,339	366,316	77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under
Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to
Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under
Employee Stock Option Plan	122,142	6,107	985,162			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Purchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Other comprehensive loss					(701,092)

BALANCE AT DECEMBER 31, 2005	8,670,523	433,526	32,405,874	47,346,552	(334,776)	79,851,176
Net income				4,495,080		4,495,080
Issuance of common stock under
Employee Stock Purchase Plan	12,970	648	118,330			118,978
Issuance of common stock to
Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under
Employee Stock Option Plan	86,066	4,303	608,523			612,826
Tax benefit from non-qualified employee stock options			72,663			72,663
Stock based compensation			156,878			156,878
Purchase of common stock	(68,681)	(3,434)	(259,795)	(493,007)		(756,236)
Shareholder dividends				(3,145,114)		(3,145,114)
Other comprehensive income					551,651	551,651
SFAS No. 158 transition adjustment					199,736	199,736

BALANCE AT DECEMBER 31, 2006	8,732,429	$436,621	$33,488,345	$48,203,511	$416,611	$82,545,088

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,495,080	$4,469,798	$4,762,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,354,003	2,016,256	2,271,569
Share based compensation	156,878
Deferred taxes	288,489	(425,838)	733,251
Gain on sale of assets			(11,748)
Gain on sale of discontinued operations		(222,430)
Excess tax benefit from stock based payments	(72,663)	(103,602)	(195,976)
Changes in assets and liabilities net of effects from acquisitions:
Trade and related party receivables	1,024,502	1,716,560	1,377,475
Inventories	(654,166)	(2,140,638)	1,280,612
Costs and estimated earnings in excess of billings	1,233,368	(1,233,368)
Prepaid income taxes	(320,682)
Other current assets	235,062	(23,046)	266,694
Accounts payable	(2,038,951)	606,167	2,206,175
Accrued compensation and benefits	41,075	497,960	571,944
Other accrued expenses	762,542	(237,891)	6,965
Income taxes payable	(880,987)	(749,464)	1,164,855
Pension liability	17,884	411,519

Net cash provided by operating activities	6,641,434	4,581,983	14,434,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,474,650)	(3,237,585)	(1,976,748)
Purchases of other assets	(57,000)
Proceeds from sales of other assets		19,242	104,057
Proceeds from the sale of fixed assets			53,396
Payment for purchase of Image Systems Corporation			(2,801,683)
Proceeds from the sale of discontinued operations	1,102,881	450,000

Net cash used in investing activities	(1,428,769)	(2,768,343)	(4,620,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,971,062)	(2,307,164)	(1,398,434)
Proceeds from issuance of common stock	731,804	1,163,872	2,407,970
Excess tax benefit from stock based payments	72,663	103,602	195,976
Purchase of common stock	(756,236)	(133,202)	(8,480)

Net cash (used in) provided by financing activities	(2,922,831)	(1,172,892)	1,197,032

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(199,195)	177,205	(109,277)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,090,639	1,223,873	10,901,326

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,660,533	25,842,580	14,941,254

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,751,172	$26,660,533	$25,842,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$2,628,894	$2,511,066	$1,841,526
Interest paid	30,436	37,635	47,373
Dividends declared not paid	872,668	698,616	508,969
Receivable from sale of discontinued operations		1,102,881

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, training services, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that design and market data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames;and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Non-allocated general and administrative expenses are separately accounted for as “Other” is the Company’s segment reporting. There are no material intersegment revenues.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, lower of cost or market inventory adjustments, percentage-of-completion, provisions for income taxes and deferred taxes and depreciable lives of fixed assets.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation (“HCC”), a former subsidiary of the Company. In November 2006, HCC was the subject of a transaction in which it was acquired by three Minnesota based telecommunications companies unrelated to CSI. Prior to the transaction, several of the Company’s officers and directors worked in similar capacities for HCC. Outstanding receivable balances from HCC were $8,000 and $51,000 at December 31, 2006 and 2005, respectively. Accounts with HCC are paid on a current basis during the year. The Company also has certain receivables from employees and an officer, the majority of which are repaid through biweekly payroll deductions. These receivables totaled $76,000 and $60,000 as of December 31, 2006 and 2005 respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Receivable from sale of discontinued operations: This receivable was the balance due from the sale of the Company’s Image Systems business unit sold in the fourth quarter of 2005. The original amount was $1,288,000. The receivable was collected in full in 2006.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,266,000, $1,882,000 and $2,199,000 for 2006, 2005 and 2004, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and other intangible assets: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our reporting units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of January 1, 2007 and no events occurred during the year ended December 31, 2006 that indicated our remaining goodwill might be impaired. As of December 31, 2006 and 2005, the Company had net goodwill of $5,264,000. Intangible assets with definite useful lives (consisting of now fully amortized royalty agreements) were amortized over an estimated useful life of five years. Amortization included in costs and expenses for continuing operations was $88,000, $135,000 and $46,000 in 2006, 2005 and 2004, respectively.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.

Warranty: The Company reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.

The following table presents the changes in the Company’s warranty liability for continuing operations for the years ended December 31, 2006 and 2005, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2006	2005

Beginning balance	$530,000	$875,000
Amounts charged to (recovered from) expense	266,000	(172,000)
Actual warranty costs paid	(213,000)	(173,000)

Ending balance	$583,000	$530,000

Comprehensive income: The components of comprehensive income for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Net income	$4,495,080	$4,469,798	$4,762,733
Foreign currency translation	87,558	(170,099)	170,939
Minimum pension liability	464,093	(530,993)

Total other comprehensive income	551,651	(701,092)	170,939

Total comprehensive income	$5,046,731	$3,768,706	$4,933,672

The components of accumulated other comprehensive income (loss) are as follows:

	December 31

	2006	2005

Foreign currency translation	$283,775	$196,217
Minimum pension liability	(66,900)	(530,993)
Adoption of SFAS No. 158	199,736

	$416,611	$(334,776)

The functional currency of Austin Taylor is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. The cumulative foreign currency translation balance is $284,000 and $196,000 at December 31, 2006 and 2005, respectively. Suttle Costa Rica uses the U.S. dollar as its functional currency.

Revenue recognition: The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point based on shipping terms of FOB shipping point. Risk of loss transfers at the point of shipment and the Company has no further obligation after such time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

JDL Technologies generally records revenue on hardware, software and related equipment sales and installation contracts when the products are installed and accepted by customer. In 2005, JDL entered into a long-term fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract was recognized on a percentage-of-completion basis under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The method used to determine the progress of completion for this contract is based on the ratio of costs incurred to total estimated costs. The following table summarizes costs incurred and billings and earnings recognized on the contract:

	Year Ended December 31

	2006	2005

Beginning balance	$1,233,368	$—
Cost incurred on construction-type contracts	2,831,137	3,208,964
Less – billings	(4,256,821)	(2,388,429)
Plus – estimated earnings recognized	192,316	412,833

Ending balance	$—	$1,233,368

JDL records revenue on service contracts on a straight-line basis over the contract period. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDOE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our experience with the funding process, our history of being approved for funding for covered services and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

In order to make the “remote” conclusion quarterly we made an assessment that included consideration of the following:

–	Compliance with critical e-rate program requirements by JDL and the VIDOE

–	Any program changes including but not limited to the following:

	–	Priority of payments,

	–	Allowance of retroactive payment for services provided, etc.

–	Changes in funding levels for similar applicants

–	Any indications that the contract prices are not fixed (the SLD would approve amounts different than those submitted)

–	Significant changes to the prices or services provided from the services that were approved in the prior year

–	Prior history of payments and funding terms

–	Any changes to the probability of collecting for services provided

During the years ended December 31, 2005 and 2004 we recognized revenue in advance of the funding approval by SLD because we had sufficient evidence to conclude that it was remote that funding would not be approved.

In early April 2006, we had not received funding approval for the June 30, 2005-June 30, 2006 school year. During our quarterly revenue recognition review process we received a letter from the Department of Justice (DOJ) informing us that we were the subject of an investigation regarding false claims to the E-RATE program involving the VIDOE. This investigation involved other parties as well. An internal investigation was started immediately by compiling and safeguarding relevant records.

We concluded that even if JDL was cleared of any wrongdoing, it was possible that the VIDOE might attract sanctions including debarment from the E-RATE program, which would preclude the approval of our contract with VIDOE. Based on this analysis we ceased recognizing revenue on this contract effective January 1, 2006. We continue to monitor this situation and will recognize the revenue in accordance with our policy if and when it is appropriate. During the year ended December 31, 2006 unrecognized revenue related to services provided to the VIDOE was $2,555,000.

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $587,000 in 2006, $553,000 in 2005 and $679,000 in 2004.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 85,205 shares, 138,819 shares and 57,573 shares in 2006, 2005 and 2004, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2006, 2005, and 2004 was 130,900, 289,719 and 344,200, respectively.

Stock compensation: On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS No. 123(R) using the modified prospective method, under which prior periods are not restated. Prior to January 1, 2006, the Company applied APB Opinion No. 25 for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost was reflected in the consolidated statements of income and comprehensive income. If the Company had recognized compensation cost for its stock based transactions using the method prescribed by SFAS No. 123R for the years ended December 31, 2005 and 2004, pro forma net income and net income per share would have been as follows:

	Year Ended December 31

	2005	2004

Net income as reported	$4,469,798		$4,762,733
Stock compensation expense, net of tax	$(325,000)		$(378,000)
Pro forma net income	$4,144,798		$4,384,733

Earnings per share:
Basic - as reported	$.52	$	. 58
Basic - pro forma	$.48	$	. 53

Diluted - as reported	$.51	$	. 57
Diluted - pro forma	$.48	$	. 53

Information on the Company’s stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 7.

Basis of presentation: Certain prior year amounts reported on the Company’s consolidated financial statements have been reclassified to conform to 2006 presentation. Such reclassifications had no impact on total consolidated assets, net income or stockholders’ equity.

At December 31, 2005, the operations of Austin Taylor were included in discontinued operations. The Company was in negotiations to sell Austin Taylor to prospective purchasers and expected to conclude a sale in 2006. However, due to uncertainties involving Austin Taylor’s financial performance and issues involving its pension plans, the Company was unable to conclude a sale on satisfactory terms. As a result, the Company has reversed its decision to discontinue operations. The Company’s financial statements including the December 31, 2005 balance sheet and the income statements for the twelve month periods ended December 31, 2005 and 2004 have been adjusted to reflect the reclassification of the operating results of Austin Taylor Communications Ltd. to continuing operations.

Recently issued accounting pronouncements: In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. FIN 48 requires the Company to recognize the impact of a tax position in the Company’s financial statements if that position is likely to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company beginning January 1, 2007. The Company has not completed its evaluation of the impact adoption of FIN 48 will have on the Company’s consolidated financial statements.

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

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” on December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs. The adoption of SFAS No. 158 caused the Company to adjust its 2006 financial statements to include $200,000 of previously unrecognized actuarial gains in Austin Taylor’s pension plan funds.

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

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2006	2005

Finished goods	$17,360,156	$16,528,284
Raw and processed materials	7,971,465	7,964,234

	$25,331,621	$24,492,518

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated useful life
		2006	2005

Land		$877,148	$853,408
Buildings and improvements	7-40 years	4,379,923	4,353,067
Machinery and equipment	3-15 years	28,495,788	27,857,412
Furniture and fixtures	5-10 years	2,883,966	3,411,093
Construction in progress		1,222,464

		37,859,289	36,474,980
Less accumulated depreciation		(29,279,357)	(28,175,379)

		$8,579,932	$8,299,601

NOTE 4 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2006, 2005 and 2004 were $392,000, $402,000, and $356,000, respectively.

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” on December 31, 2006. SFAS No. 158 requires the Company to recognize the funded status of its post retirement plans on the balance sheet and recognize as a component of accumulated other comprehensive income the gains and losses, prior service costs or credits that occur during the financial year but are not recognized as components of the Company’s pension costs. The adoption of SFAS No. 158 caused the Company to adjust its 2006 financial statements to include $200,000 of previously unrecognized actuarial gains in Austin Taylor’s pension plan funds. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2006 and 2005:

	2006	2005

Change in benefit obligation:
Benefit obligation at the beginning of the year	$5,897,000	$6,011,000
Service cost	46,000	100,000
Interest cost	283,000	277,000
Participant contributions	11,000	13,000
Actuarial (gains)/losses	(734,000)	103,000
Benefits paid	(252,000)	(293,000)
Foreign currency (gains)/losses	772,000	(653,000)

Benefit obligation at the end of the year	6,023,000	5,558,000

Change in plan assets:
Fair value of plan assets at beginning of year	4,843,000	5,159,000
Actual return on plan assets	297,000	259,000
Employer contributions	39,000	42,000
Participant contributions	11,000	13,000
Benefits paid	(252,000)	(293,000)
Foreign currency gains (losses)	672,000	(553,000)

Fair value of plan assets at end of year	5,610,000	4,627,000

Funded status at end of year – net liability	$(413,000)	$(931,000)

Amounts recognized in accumulated other comprehensive income consist of:

	2006	2005

Actuarial gain (loss)	$464,093	$(530,993)
Adoption of SFAS No. 158	199,736

Total	$663,829	$(530,993)

Components of the Company’s net periodic pension costs:

Service cost	$46,000	$100,000
Interest cost	283,000	277,000
Expected return on plan assets	(250,000)	(259,000)
Amortization of unrecognized (gain)/loss	(22,000)	67,000

Net periodic pension cost	$57,000	$185,000

Weighted average assumptions used to determine net periodic pension costs:

Discount rate	5.2%	5.3%
Expected return on assets	4.6%	6.0%

In 2007 the Company expects to recognize approximately $135,000 of unrecognized actuarial losses as a component of pension expense. The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2006.

Related to these plans, at December 31, 2006 the Company recorded a pension adjustment of $200,000 to accumulated other comprehensive income in the statement of changes in stockholders equity. The pension adjustment was recorded to make the total pension liability in the financial statements equal to the excess of the accumulated obligation over plan assets.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Rent expense charged to continuing operations was $1,331,000, $1,114,000 and $1,232,000 in 2006, 2005 and 2004 respectively. Sublease income received was $53,000, $66,000 and $71,000 in 2006, 2005 and 2004 respectively. At December 31, 2006, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2007	$654,000
2008	296,000
2009	163,000
2010	3,000
Thereafter	—

$1,116,000

Line of credit: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2006 and 2005. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (6.8% at December 31, 2006). The credit agreement expires September 30, 2007 and is secured by assets of the Company.

As of December 31, 2006, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2006 and 2005, and the entire credit line ($10,000,000 at March 1, 2007) is available for use.

Long-term compensation plans: Effective January 1, 2004, the Company implemented a performance unit incentive plan (PUP). The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met. Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. The Company accrued

PUP expense of $495,000, $396,000 and $406,000 in 2006, 2005 and 2004 respectively. PUP awards paid were $401,000 in 2006 and zero in 2005 and 2004. Remaining PUP awards will be paid out in 2007 and 2009.

Department of Justice Investigation: Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDOE). In addition to cooperating with DOJ investigators over the past 12 months, the Company has conducted its own internal investigation of its business dealings with VIDOE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings VIDOE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. If the VIDOE were to be sanctioned by the E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Other contingencies: A former officer of one of the Company’s subsidiaries is claiming that he is entitled to a substantially greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year based on the former officer’s interpretation of the meaning of certain terms in the former officer’s employment contract with the subsidiary and in a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has, since 2004, threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted and believes the former officer’s claim will be resolved without material cost to the Company.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 6 – DISCONTINUED OPERATIONS

Net income for 2005 and 2004 includes the discontinued operations of Image Systems, a medical and technical imaging business unit located in Eden Prairie, Minnesota. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000. The results of discontinued operations are summarized as follows:

	Year Ended December 31

	2005	2004

Revenues	$3,285,727	$2,224,017
Costs and expenses	(3,843,077)	(2,488,814)

Operating loss	(557,350)	(264,797)
Investment income	14,343
Gain on sale of discontinued operations	353,430

Loss before income taxes	(189,577)	(264,797)
Income tax benefit	70,000	97,000

Loss from discontinued operations	$(119,577)	$(167,797)

At December 31, 2005, the operations of Austin Taylor were included in discontinued operations. The Company was in negotiations to sell Austin Taylor to prospective purchasers and expected to conclude a sale in 2006. However, due to uncertainties involving Austin Taylor’s financial performance and issues involving its pension plans, the Company was unable to conclude a sale on satisfactory terms. As a result, the Company has reversed its decision to discontinue operations. The Company’s financial statements including the December 31, 2005 balance sheet and the income statements for the twelve month periods ended December 31, 2005 and 2004 have been adjusted to reflect the reclassification of the operating results of Austin Taylor Communications Ltd. to continuing operations.

NOTE 7 – STOCK COMPENSATION

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS No. 123(R) using the modified prospective method, under which prior periods are not restated. Prior to January 1, 2006, the Company applied APB Opinion No. 25 for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost was reflected in the consolidated statements of income and comprehensive income. Stock-based compensation expense recognized under SFAS No. 123(R) for 2006 was $157,000 before income taxes and $139,000 after income taxes. Stock-based compensation expense for 2006 included compensation expense for awards granted to key employees prior to, but not vested as of December 31, 2005. At December 31, 2006 all outstanding options were vested.

In November 2005, the FASB issued FASB Staff Position No. 123(R)–3 (FSP123(R)-3), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). The Company elected to implement FSP 123(R)-3.

The fair value of the Company’s stock options and Employee Stock Purchase Plan transactions used to compute fair value is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2006	2005	2004

Expected volatility	34.7%	28%	37%
Risk free interest rate	5.1%	3.9%	2.9%
Expected holding period – employees			4 years
Expected holding period – directors	7 years	7 years	7 years
Dividend yield	3.7%	3.3%	2.0%

Fair value of all options issued was approximately $51,000, $86,000 and $653,000 in 2006, 2005 and 2004, respectively Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123(R) in 2005 and 2004 is included in Note 1.

Common shares are reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. 32,000 shares are available to be issued under the plan at December 31, 2006. The Company granted 18,000 stock options to non-employee directors in 2006.

Common shares are also reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. 962,589 shares are available to be issued under the plan at December 31, 2006. Options granted to officers and key employees expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years. The Company did not issue any options under this plan in 2006 or 2005.

Changes in outstanding employee and director stock options during the three years ended December 31, 2006 were as follows:

	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2003	1,158,956	$10.54
Granted	312,750	9.31
Exercised	(263,170)	8.51
Canceled	(185,511)	10.03

Outstanding at December 31, 2004	1,023,025	10.72
Granted	21,000	10.21
Exercised	(119,075)	8.10
Canceled	(217,500)	16.10

Outstanding at December 31, 2005	707,450	9.39
Granted	18,000	9.60
Exercised	(112,365)	8.18
Canceled	(42,805)	10.82

Outstanding at December 31, 2006	570,280	9.53

All outstanding options were fully vested and currently exercisable at December 31, 2006. The aggregate intrinsic value of all outstanding in-the-money options was $795,000 based on the Company’s stock price at December 31, 2006. The intrinsic value of options exercised during the year was $365,000, $397,000 and $610,000 in 2006, 2005 and 2004, respectively. The following table summarizes the status of stock options outstanding at December 31, 2006:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.14 to $8.64	242,830	2.0 years	$ 7.72
$8.65 to $9.99	175,550	2.7 years	8.96
$10.00 to $12.00	65,400	4.7 years	11.19
$12.01 to $15.00	68,500	2.4 years	13.51
$15.01 to $18.56	18,000	1.4 years	18.25

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $73,000, $104,000 and $196,000 in 2006, 2005 and 2004 respectively. The tax benefit amounts have been credited to additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 300,000 common shares have been reserved. Effective January 1, 2006, employees are able to acquire shares through payroll deductions at 95% of the price at the end of each semi-annual plan. Plan periods run from January 1 to June 30 and from July 1 to December 31. 3,836 shares of common stock were issued in July 2006 for the plan period ended June 30, 2006. 4,924 shares were issued in January 2007 for the plan period ended December 31, 2006.

Under the terms of the plan through December 31, 2005, employees could acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 25,351 and 22,193 for the plan years ended August 31, 2005 and 2004 respectively. A short plan year was authorized for the period September 1, 2005 through December 31, 2005 allowing employees to utilize the previous terms. Shares issued in January 2006 to employees under this short plan year were 9,134.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2006, the ESOP held 392,777 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2006 ESOP contribution was $423,294 for which the Company issued 41,745 shares in February 2007. The Company’s 2005 ESOP contribution was $387,450 for which the Company issued 31,551 shares of common stock to the ESOP in March 2006. The 2004 ESOP contribution was $393,737 for which the Company issued 32,484 shares in February 2005.

NOTE 8 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2006, the Company purchased and retired 68,681 shares at a cost of $756,236. In 2005, the Company purchased and retired 12,154 shares at a cost of approximately $133,202. In 2004, the Company purchased and retired 1,034 shares at a cost of $8,480. At December 31, 2006, 202,197 additional shares could be repurchased under outstanding Board authorizations.

SHAREHOLDER RIGHTS PLAN

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

NOTE 9 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2006	2005	2004

Currently payable income taxes:
Federal	$666,000	$1,758,000	$1,981,000
State	271,000	360,000	260,000
Foreign	2,000	36,000	45,000

	939,000	2,154,000	2,286,000

Deferred income taxes (benefit)	289,000	(426,000)	579,000

	$1,228,000	$1,728,000	$2,865,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax income of $393,000 in 2006 and pretax losses of $926,000 in 2005 and $438,000 in 2004. At the end of 2006, Austin Taylor’s net operating loss carryforward was $3,591,000. Due to the nonrecurring nature of some of Austin Taylor’s 2006 income, the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carryforward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carryforward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under IRC Sec. 965 which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2005 and 2006. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there.

Prior to 2003 the Company maintained operations in Puerto Rico through its Suttle Caribe, Inc. subsidiary. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to tollgate taxes at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes, penalties and interest of approximately $1,572,000 have been accrued and will likely be paid on these prior earnings in 2007.

During the fourth quarter of 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company reviewed and reduced its estimated accrued tax liabilities in 2005. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities by an additional amount. These adjustments resulted in a significant reduction in the effective tax rate in fiscal years 2006 and 2005 in comparison to prior years.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2006	2005	2004

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.0)	(1.0)	(1.0)
State income taxes, net of federal benefit	1.6	4.0	2.3
Foreign net operating loss valuation reserve	(2.3)	5.0	1.9
Tax exempt interest income	(4.0)	(2.5)	(.8)
Internal revenue audit results		(7.6)
Reduction of estimated liabilities	(6.6)	(7.4)
Other	(1.2)	1.9	(.6)

Effective tax rate	21.5%	27.4%	36.8%

Deferred tax assets and liabilities as of December 31 related to the following:

	2006	2005

Current assets:
Allowance for doubtful accounts	$190,030	$551,887
Inventory	1,938,894	2,175,656
Accrued and prepaid expenses	1,361,757	979,252

	$3,490,681	$3,706,795

Long term assets and (liabilities):
Depreciation	$(355,559)	$(451,706)
Net operating loss carryforward	581,337	672,357
Intangible assets	86,279	181,767
Nonemployee director stock compensation	17,985
Foreign net operating loss carryforward	1,220,864	1,354,359
Less: valuation reserve for foreign net operating loss carryforward	(1,220,864)	(1,354,359)

	$330,042	$402,418

As part of previous acquisitions, the Company purchased net operating loss carryforwards in the amount of $3,790,000. At December 31, 2006, the Company has $1,669,000 remaining net operating loss carryforwards for income tax purposes which expire in 2014. Utilization of net operating loss carryforwards is limited to $228,000 per year in future years.

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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica were approximately $493,000 at December 31, 2006. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and the U.S. Virgin Islands. Austin Taylor operates a manufacturing facility in the United Kingdom (U.K.) and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 79%, 82% and 82% of sales from continuing operations in 2006, 2005 and 2004 respectively. At December 31, 2006, foreign earnings in excess of amounts received in the United States were approximately $330,000. In 2006, sales to one Transition Networks’ customer accounted for 10.6% of sales from continuing operations. In 2005, sales to one Suttle customer accounted for 12.6% of sales from continuing operations. No customer accounted for more than 10% of sales in 2004.

Information concerning the Company’s continuing operations in the various segments for the twelve-month periods ended December 31, 2006, 2005 and 2004 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2006
Sales from continuing operations	$42,689,815	$52,862,964	$12,928,650	$6,958,141	$—	$115,439,570
Cost of sales	30,248,471	29,602,088	11,421,968	5,579,898	—	76,852,425
Selling, general and administrative expenses	6,370,209	18,501,019	4,708,431	992,937	2,989,165	33,561,761

Operating income (loss) from continuing operations	$6,071,135	$4,759,857	$(3,201,749)	$385,306	$(2,989,165)	$5,025,384

Depreciation and amortization	$840,970	$501,473	$682,227	$243,029	$86,304	$2,354,003

Capital expenditures	$440,655	$319,071	$1,584,301	$52,760	$77,863	$2,474,650

Assets	$41,851,659	$23,807,091	$9,659,253	$5,497,265	$11,907,571	$92,722,839

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2005
Sales from continuing operations	$47,323,949	$46,951,897	$15,432,659	$5,673,922	$—	$115,382,427
Cost of sales	34,325,579	28,159,389	10,353,600	5,022,878	—	77,861,446
Selling, general and administrative expenses	6,089,224	17,088,735	4,488,570	1,586,307	2,398,225	31,651,061

Operating income (loss) from continuing operations	$6,909,146	$1,703,773	$590,489	$(935,263)	$(2,398,225)	$5,869,920

Depreciation and amortization	$964,272	$442,272	$395,795	$94,816	$119,101	$2,016,256

Capital expenditures	$709,202	$251,011	$2,175,773	$29,542	$72,057	$3,237,585

Assets	$36,604,061	$24,007,566	$15,436,204	$3,856,570	$12,978,963	$92,883,364

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2004
Sales from continuing operations	$40,113,856	$52,443,162	$7,969,266	$8,028,637		$108,554,921
Cost of sales	30,152,990	31,269,300	3,770,390	7,754,063		72,946,743
Selling, general and administrative expenses	5,200,954	16,640,427	3,014,603	724,669	2,398,960	27,979,613

Operating income (loss) from continuing operations	$4,759,912	$4,533,435	$1,184,273	$(450,095)	$(2,398,960)	$7,628,565

Depreciation and amortization
Continuing operations	$1,329,184	$314,822	$162,577	$306,243	$120,295	$2,233,121
Discontinued operations					38,448	38,448

	$1,329,184	$314,822	$162,577	$306,243	$158,743	$2,271,569

Capital expenditures
Continuing operations	$565,264	$562,335	$730,953	$72,134	$45,272	$1,975,958
Discontinued operations					790	790

	$565,264	$562,335	$730,953	$72,134	$46,062	$1,976,748

Assets
Continuing operations	$37,816,232	$27,763,013	$4,959,613	$5,138,412	$10,252,151	$85,929,421
Discontinued operations					3,551,650	3,551,650

	$37,816,232	$27,763,013	$4,959,613	$5,138,412	$13,803,801	$89,481,071

NOTE 11 – SUBSEQUENT EVENTS – SLD APPROVALS

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company will recognize $2,555,000 of revenue from these contracts related to services performed in 2006 in its second quarter 2007 financial statements. Additionally, revenue of $ 748,000 related to services performed in the first quarter of 2007 will be recognized in the second quarter of 2007.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Operating Results
(in thousands except per share amounts)

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2006
Sales	$28,377	$30,332	$30,693	$26,037
Gross margins	9,483	9,897	10,453	8,754
Operating income	828	1,465	1,953	780
Net income	781	1,266	1,595	853

Basic net income per share	$.09	$.15	$.18	$.10
Diluted net income per share	$.09	$.14	$.18	$.10

2005
Sales from continuing operations	$26,734	$28,737	$31,404	$28,508
Gross margins	9,099	8,851	10,708	8,863
Operating income from continuing operations	1,504	738	3,062	566
Income from continuing operations	1,004	461	1,861	1,263
Net income	895	309	1,777	1,488

Basic net income per share
Continuing operations	$.11	$.06	$.22	$.14
Discontinued operations	(.01)	(.02)	(.01)	.03

	$.10	$.04	$.21	$.17

Diluted net income per share
Continuing operations	$.11	$.06	$.21	$.14
Discontinued operations	(.01)	(.02)	(.01)	.03

	$.10	$.04	$.20	$.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to the controls over the financial close and reporting processes at the Company’s JDL Technologies subsidiary which, in part, caused us to not be able to file this report within the time period specified in the Securities and Exchange Commission’s rules and forms. The internal controls over financial close and reporting processes at JDL did not adequately provide for (1) timely, properly performed reconciliations for all significant accounts and (2) timely, appropriate application of the entity’s accounting policies to events or transactions that were appropriately documented by knowledgeable and qualified personnel using approved methods and formats. These deficiencies were also determined to be a material weakness in “internal control over financial reporting” (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

          Remediation of Material Weaknesses Related to JDL Technologies

Management has taken, or is in the process of taking the following steps with respect to the control deficiencies at JDL Technologies:

•	Utilizing a new accounting system to support JDL accounting.

•	Implementing additional account reconciliation procedures, including review and documentation requirements

•	Instituting additional inventory control procedures and training staff concerning proper inventory reporting. Additional physical inventory counts are also scheduled.

•

Assessing the technical accounting capabilities of its personnel to ensure the right complement of knowledge, skills and training. Management’s plans include the hiring of additional, experienced accounting staff and providing additional corporate accounting oversight.

Management believes these actions will remediate the material weaknesses at JDL Technologies.

(b) Changes in Internal Controls

During the period covered by this Report there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation measures described above commenced after the fiscal year end.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its June 21, 2007 Annual Meeting of Shareholders, which information is expressly incorporated by reference herein. The information called for with respect to the Company’s officers by paragraph [b] of Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act Section 1 b a compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material, which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its June 21, 2007 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its June 21, 2007 Annual Meeting , which information is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company makes available to Hector Communications Corporation (HCC), which prior to 1990 was a subsidiary of the Company, certain staff services and administrative systems, with the related costs and expenses being paid by HCC. In 2006 and 2005, HCC paid the company $223,000 and $241,000 respectively for such services; amounts that management believes are not less than the cost the Company incurred in providing the services.

Prior to November 2006, two of the Company’s executive officers, Curtis A. Sampson and Paul N. Hanson, each devoted 50% of their working time to the Company. Mr. Sampson and Mr. Hanson devoted substantially all of the remainder of their working time to HCC, for which Mr. Sampson served as Chairman and Chief Executive Officer and Mr. Hanson served as Vice President, Secretary, Treasurer and a director. Mr. Sampson and Mr. Hanson were separately compensated by HCC for their services to HCC. In November 2006, HCC was acquired by Hector Acquisition Corp., which is jointly owned by a consortium of Minnesota based telecommunications corporations. Hector Acquisition Corp. has negotiated consulting agreements with Mr. Sampson and Mr. Hanson to provide advice, guidance and expertise on an as needed basis. The consulting agreements expire in December 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 Of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy materials for its June 21, 2007 Annual Meetingr, which information is expressly incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 25 to 45 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 52 and 53 of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: May 14, 2007	/s/ Curtis A. Sampson

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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board of Directors,	May 14, 2007
and Director (Principal
Curtis A. Sampson	Executive Officer)

/s/ Paul N. Hanson	Vice President, Treasurer and	May 14, 2007
Chief Financial Officer (Principal
Paul N. Hanson	Financial Officer and Principal
Accounting Officer)

/s/ Randall D. Sampson	Director	May 14, 2007

Randall D. Sampson

/s/ Edwin C. Freeman	Director	May 14, 2007

Edwin C. Freeman

/s/ Luella G. Goldberg	Director	May 14, 2007

Luella Gross Goldberg

/s/ Gerald D. Pint	Director	May 14, 2007

Gerald D. Pint

/s/ Paul J. Anderson	Director	May 14, 2007

Paul J. Anderson

/s/ Wayne E. Sampson	Director	May 14, 2007

Wayne E. Sampson

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2006

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)		Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2006	$1,673,000	$(85,000)	$(1,003,000	) (A)			$585,000

December 31, 2005	$1,427,000	$688,000	$(442,000	) (A)			$1,673,000

December 31, 2004	$1,423,000	$329,000	$(349,000	) (A)	$24,000	(B)	$1,427,000

(A)	Accounts determined to be uncollectible and charged off against reserve.
(B)	Result of acquisition

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2006

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2006

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

10.1	1987 Stock Plan	Filed as Exhibit 10.1 to the Form 10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.4	Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the 1993 Form 10-K and incorporated herein by reference.

10.5	Stock Option Plan for Nonemployee Directors	Filed as Exhibit 10.5 to the 1993 Form 10-K and incorporated herein by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993 Form 10-K and incorporated herein by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.

10.8	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	Form of Rights Agreement, dated as of October 26, 1999 between the Company and Wells Fargo Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on November 8, 1999 and incorporated herein by reference.

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2006

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Independent Auditors’ Consent	Filed herewith.
24	Power of Attorney	Included in signatures at page 49.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.