Form 10-Q
period 2007-03-31
COMMUNICATIONS SYSTEMS INC
filed 2007-06-21
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at May 31, 2007

Common Stock, par value	American Stock Exchange	8,862,517
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2007	December 31 2006
CURRENT ASSETS:
Cash and cash equivalents	$28,865,595	$28,751,172
Trade accounts receivable, less allowance for doubtful accounts of $589,000 and $585,000, respectively	18,776,071	19,678,301
Related party receivables	107,433	84,115
Inventories	26,397,609	25,331,621
Prepaid income taxes	297,661	320,682
Other current assets	1,036,173	753,704
Deferred income taxes	3,983,127	3,490,682
TOTAL CURRENT ASSETS	79,463,669	78,410,277

PROPERTY, PLANT AND EQUIPMENT, net	8,231,792	8,579,932

OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	392,174	330,042
Other assets	135,643	138,493
TOTAL OTHER ASSETS	5,791,912	5,732,630

TOTAL ASSETS	$93,487,373	$92,722,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,665,850	$3,192,671
Accrued compensation and benefits	2,911,477	3,204,285
Other accrued liabilities	2,251,930	2,184,327
Dividends payable	884,291	872,668
TOTAL CURRENT LIABILITIES	8,713,548	9,453,951

LONG TERM LIABILITIES:
Long-term compensation plans	387,125	310,620
Income taxes payable	337,332
Pension liabilities	415,354	413,180
TOTAL LONG-TERM LIABILITIES	1,139,811	723,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,843,904 and 8,732,429 shares issued and outstanding, respectively	442,195	436,621
Additional paid-in capital	34,478,270	33,488,345
Retained earnings	48,282,815	48,203,511
Accumulated other comprehensive income	430,734	416,611
TOTAL STOCKHOLDERS’ EQUITY	83,634,014	82,545,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,487,373	$92,722,839

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31
	2007	2006

Sales	$26,445,168	$28,376,888

Costs and expenses:
Cost of sales	17,601,364	18,894,205
Selling, general and administrative expenses	8,228,091	8,654,733
Total costs and expenses	25,829,455	27,548,938
Operating income	615,713	827,950

Other income and (expenses):
Investment and other income	212,171	174,131
Interest and other expense	(6,591)	(8,498)
Other income, net	205,580	165,633

Income before income taxes	821,293	993,583

Income tax expense	285,000	213,000

Net income	536,293	780,583

Other comprehensive income:
Foreign currency translation adjustment	14,123	22,109
Comprehensive income	$550,416	$802,692

Basic net income per share	$.06	$.09

Diluted net income per share:	$.06	$.09

Average Basic Shares Outstanding	8,808,881	8,739,927
Average Dilutive Shares Outstanding	8,884,563	8,865,583
Dividends per share	$.10	$.08

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Cumulative Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2006	8,732,429	$436,621	$33,488,345	$48,203,511	$416,611	$82,545,088
Cumulative effect of adoption of FIN 48				$427,302		427,302
Net income				536,293		536,293
Issuance of common stock under
Employee Stock Purchase Plan	5,206	260	49,698			49,958
Issuance of common stock to
Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under
Employee Stock Option Plan	64,524	3,226	488,944			492,170
Tax benefit from non-qualified
employee stock options			30,076			30,076
Shareholder dividends				(884,291)		(884,291)
Other comprehensive income					14,123	14,123
BALANCE AT MARCH 31, 2007	8,843,904	$442,195	$34,478,270	$48,282,815	$430,734	$83,634,014

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$536,293	$780,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570,925	687,012
Share based compensation		34,635
Deferred income taxes	(15,018)
Excess tax benefit from stock based payments	(30,076)	(62,147)
Changes in assets and liabilities net of effects from acquisitions:
Trade and related party receivables	889,361	(1,483,691)
Inventories	(1,058,101)	(404,271)
Costs and estimated earnings in excess of billings		(833,887)
Prepaid income taxes	270,225
Other current assets	(281,302)	221,715
Accounts payable	(528,866)	(1,953,730)
Accrued compensation and benefits	(216,303)	81,364
Other accrued expenses	489,369	(48,182)
Income taxes payable	7,942	201,534
Pension liability		16,930
Net cash provided by (used in) operating activities	634,449	(2,762,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(217,434)	(465,375)
Proceeds from the sale of discontinued operations		284,877
Net cash used in investing activities	(217,434)	(180,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(872,668)	(698,789)
Proceeds from issuance of common stock	542,129	537,289
Excess tax benefit from stock based payments	30,076	62,147
Purchase of common stock		(277,059)
Net cash used in financing activities	(300,464)	(376,412)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(2,129)	(3,244)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,423	(3,322,289)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,751,172	26,660,533

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,865,595	$23,338,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$21,851	$18,679
Interest paid	6,591	8,498
Dividends declared not paid	884,291	701,498

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial statement presentation

The consolidated balance sheets as of March 31, 2007 and 2006 and the related consolidated statements of income and comprehensive income, consolidated statement of changes in stockholders’ equity and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2007 and 2006 and for the three months then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 Annual Report to Shareholders and form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Income Taxes:

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109”, (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007 – see Note 7. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

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

JDL Technologies records revenue on service contracts on a straight-line basis over the contract period (unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern). Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDOE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our history of funding and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

During 2006, as a result of its experience with the E-RATE funding process and due to information arising during the course of an investigation being conducted by the Department of Justice (see Note 6 below), it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. This gave rise to the possibility that if the VIDOE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDOE would not be approved for payment by the SLD until the SLD was satisfied that the VIDOE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the Department of Justice investigation of VIDOE, SLD’s review of VIDOE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate.

Services provided by JDL to the VIDOE in the first quarter of 2007 and 2006 on contracts that had not been approved by the SLD and were not recognized in revenues totaled $748,000 and $587,000, respectively.

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	March 31 2007	December 31 2006
Foreign currency translation	$297,898	$283,775
Minimum pension liability	132,836	(66,900)
Adoption of SFAS No. 158		199,736
	$430,734	$416,611

NOTE 2 – STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At March 31, 2007, 962,589 shares remained available to be issued under the plan. All currently outstanding awards under the 1992 stock plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At March 31, 2007, 32,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2007. This plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

No stock based compensation expense was recognized for the three month period ended March 31, 2007. Total stock-based compensation expense included in the statement of income for the three months ended March 31, 2006 was $35,000 with no related income tax benefit. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2007 and 2006, were $30,000 and $62,000, respectively.

The following table summarizes the stock option transactions for the three months ended March 31 2007. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2006	570,280	$9.53	2.5 years
Exercised	(89,580)	8.55
Outstanding – March 31, 2007	480,700	9.71	2.7 years

No stock options were granted during the three month period ended March 31, 2007. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2007 was $653,000. The intrinsic value of options exercised during the three months ended March 31, 2007 was $195,000. Net cash proceeds from the exercise of stock options were $492,000 and $456,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

NOTE 3 – INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2007	December 31 2006
Finished goods	$17,488,354	$17,360,156
Raw and processed materials	8,909,255	7,971,465
Total	$26,397,609	$25,331,621

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. We have determined that there was no impairment as of January 1, 2007 and no events occurred during the quarter ended March 31, 2007 that indicated our remaining goodwill was not recoverable. As of March 31, 2007 and 2006 the Company had net goodwill of $5,264,000.

NOTE 5 – WARRANTY

We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Estimated liabilities for warranty exposures, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales, totaled $583,000 and $542,000 at March 31, 2007 and 2006, respectively. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. The actual warranty expense could differ from the estimates made by the company based on product performance.

NOTE 6 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations, except as follows:

Department of Justice Investigation

Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDOE). In addition to cooperating with DOJ investigators over the past 12 months, the Company has conducted its own internal investigation of its business dealings with VIDOE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDOE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. If the VIDOE were to be sanctioned by the E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

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

NOTE 7 – INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized income tax benefits of $427,000, which is reported as a cumulative effect of a change in accounting principle is reported as an adjustment to the beginning balance of retained earnings. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2003-2006 remain open to examination by the Internal Revenue Service and the various state tax departments. The tax years from 2002-2006 remain open in Costa Rica.

The Company’s effective income tax rate was 35% for the first quarter of 2007. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. In 2006 the Company reevaluated its tax positions and reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years. The Company’s effective income tax rate was approximately 21% for the three months ended March 31, 2006.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at March 31, 2007. Tollgate taxes, penalties and interest of approximately $1,612,000 have been accrued and will likely be paid on these prior earnings in 2007.

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

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2007
Sales	$11,785,323	$11,602,764	$1,397,544	$1,659,537	$—	$26,445,168
Cost of sales	8,456,111	6,544,330	1,286,699	1,314,224	—	17,601,364
Selling, general and administrative expenses	1,751,989	4,373,912	945,900	318,089	838,201	8,228,091
Operating income (loss)	$1,577,223	$684,522	$(835,055)	$27,224	$(838,201)	$615,713

Depreciation and amortization	$204,719	$108,163	$205,698	$34,345	$18,000	$570,925

Capital expenditures	$81,679	$87,921	$35,154	$8,510	$4,170	$217,434

Assets	$43,566,954	$25,232,975	$8,627,154	$5,500,118	$9,827,538	$92,754,739

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2006
Sales	$11,321,777	$12,408,202	$3,065,149	$1,581,760	$—	$28,376,888
Cost of sales	8,034,458	6,900,300	2,708,855	1,250,592	—	18,894,205
Selling, general and administrative expenses	1,603,396	4,469,190	1,336,486	427,648	818,013	8,654,733
Operating income (loss)	$1,683,923	$1,038,712	$(980,192)	$(96,480)	$(818,013)	$827,950

Depreciation and amortization	$223,938	$105,894	$202,311	$132,369	$22,500	$687,012

Capital expenditures	$143,974	$102,583	$230,860	$(12,042)	$—	$465,375

Assets	$35,610,192	$23,802,343	$16,042,652	$4,228,860	$11,908,116	$91,592,163

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three Months Ended March 31
	2007	2006
Service cost	$12,000	$11,000
Interest cost	78,000	71,000
Expected return on plan assets	(76,000)	(65,000)
Amortization of unrecognized (gain)/loss	35,000	(5,000)
	$49,000	$12,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 75,528 shares and 125,656 shares for the periods ended March 31, 2007 and 2006, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 130,900 and 148,900 at March 31, 2007 and 2006, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the July 1, 2005 – June 30, 2006 and July 1, 2006 – June 30, 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company will recognize $3,303,000 of revenue from these contracts for services provided between January 1, 2006 and March 31, 2007 in its second quarter 2007 financial statements. In June 2007, the Company received contract payments from the SLD totaling $3,432,000.

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

Three Months Ended March 31, 2007 Compared to

Three Months Ended March 31, 2006

Consolidated sales decreased 7% in 2007 to $26,445,000 compared to $28,377,000 in 2006. Consolidated operating income in 2007 decreased to $616,000 compared to $828,000 in the first quarter of 2006. Net income in 2007 decreased to $568,000 compared to $781,000 in the first quarter of 2006.

Suttle sales increased 4% in the first quarter of 2007 to $11,785,000 compared to $11,322,000 in the same period of 2006. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) decreased 9% to $5,206,000 in 2007 compared to $5,692,000 in 2006 due to lower sales of DSL and CorroShield products. Sales to these customers accounted for 44% and 50% of Suttle’s sales in 2007 and 2006, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 22% to $4,609,000 in 2007 compared to $3,768,000 in 2006. This customer segment accounted for 39% of sales in the first quarter of 2007 compared to 33% in 2006. International sales increased 23% to $650,000 and accounted for 6% of Suttle’s 2007 sales. Sales to other customers decreased 1% to $1,320,000.

The following table summarizes Suttle’s 2007 and 2006 sales by product group:

	Suttle Sales by Product Group
	2007	2006
Modular connecting products	$6,601,000	$6,508,000
DSL products	2,508,000	3,191,000
Structured cabling products	2,330,000	1,186,000
Other products	346,000	437,000
	$11,785,000	$11,322,000

Suttle’s gross margins increased 1% in the first quarter of 2007 to $3,329,000 compared to $3,287,000 in the same period of 2006. Gross margin percentage decreased to 28% in 2007 from 29% in 2006. The gross margin percentage decrease was due to excess capacity costs in the Company’s U.S. and Cost Rica facilities due to outsourcing of production from those plants to suppliers in Asia. Selling, general and administrative expenses increased $149,000 or 9% in the first quarter of 2007 compared to the same period in 2006 due to increased sales and marketing programs. Suttle’s operating income was $1,577,000 in the first quarter of 2007 compared to operating income of $1,684,000 in 2006.

JDL Technologies reported 2006 first quarter sales of $1,398,000 compared to $3,065,000 in 2006. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2007	2006
Broward County FL schools	$1,031,000	$1,987,000
U.S. Virgin Islands Dept. of Education (VIDOE)	86,000
Oakland CA schools		939,000
All other	281,000	139,000
	$1,398,000	$3,065,000

The sales decline was principally due to lower equipment sales to the Broward County schools, which has largely completed its initial construction build-out. JDL expects continuing business with Broward County schools will be based on school district expansion, maintenance of existing plant and sales of additional services. The 2006 period also included $939,000 in revenues on a fixed price contract with the Oakland CA school district. The construction project was completed in the fall of 2006.

In April 2006 JDL was notified by the U.S. Department of Justice (“DOJ”) that JDL (and other parties) was the subject of an investigation regarding false claims for E-RATE funding involving the U.S. Virgin Islands Department of Education (“VIDOE”). As a result of the investigation process and due to the uncertainties created by the DOJ investigation and the E-RATE approval process and JDL’s inability to collect for services provided without approval, the Company did not recognize revenue on JDL’s VIDOE contracts in 2006. The Company received approval on the contracts in April and May, 2007, and will recognize the revenue in the second quarter of 2007. Billings for services in the first quarters of 2007 and 2006 to the VIDOE that went unrecognized were $748,000 and $587,000, respectively. The Company expects to recognize a total of $4,051,000 of VIDOE revenue in the second quarter, which consists of $2,555,000 from services provided in 2006 and $1,496,000 from services provided in the first two quarters of 2007. The Company is in the process of obtaining approvals of its VIDOE contracts for the 2007 – 2008 school year that begins on July 1, 2007. The Company will not recognize any revenue from the 2007-2008 contract until approvals have been received. There can be no assurance as to when funding will be approved. If funding is not approved during the current fiscal year, results of operations will be significantly impacted. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.)

JDL gross margins decreased to $111,000 in the first quarter of 2007 compared to $356,000 in the same period in 2006. Gross margins in 2007 and 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDOE contracts as the Company continues to provide these services and record expenses as incurred. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. Selling, general and administrative expenses decreased in 2007 to $946,000 compared to $1,336,000 in 2006 due to staff reductions and cuts in marketing and administrative costs. JDL reported an operating loss of $835,000 in the first quarter of 2007 compared to a $980,000 loss in the same period of 2006.

Transition Networks sales decreased 6% to $11,603,000 in the first quarter of 2007 compared to $12,408,000 in 2006. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2007 and 2006 were:

	Transition Networks Sales by Region
	2007	2006
North America	$7,918,000	$9,375,000
Europe, Middle East, Asia	1,548,000	1,206,000
Rest of world	2,137,000	1,827,000
	$11,603,000	$12,408,000

Sales in North America decreased $1,457,000 or 15%. The decrease was largely due to reductions in inventory levels held by distributors. International sales increased $652,000 or 21% due to significant orders for new business received from Columbia, Croatia and NATO.

The following table summarizes Transition Networks’ 2007 and 2006 first quarter sales by product group:

	Transition Networks Sales by Product Group
	2007	2006
Media converters	$10,730,000	$11,336,000
Ethernet switches	761,000	893,000
Ethernet adapters		150,000
Other products	111,000	29,000
	$11,603,000	$12,408,000

Gross margin decreased to $5,058,000 in 2007 from $5,508,000 in 2006 due to lower sales volume. Gross margin as a percentage of sales was consistent at 44% in the 2007 and 2006 periods. Selling, general and administrative expenses decreased 2% to $4,374,000 in 2007 compared to $4,469,000 in 2006 due to lower sales commissions. Operating income decreased to $685,000 in 2007 compared to $1,039,000 in 2006.

Austin Taylor’s revenues increased 5% in the first quarter of 2007 to $1,660,000. Gross margin increased 4% to $345,000 in 2007 from $331,000 in 2006. Gross margin as a percentage of sales was 21% in both periods. Operating income in the 2007 was $27,000 compared to an operating loss of $96,000 in 2006. Austin Taylor restructured its business in 2006. Employee headcount was reduced, sales of unprofitable products were discontinued and manufacturing of other products was outsourced to Asian manufacturers. This process enabled Austin Taylor to compete more successfully for business and expand its profit margins.

Net investment income was $206,000 in 2007 compared to $166,000 in 2006 due to increased cash and investment balances and higher rates earned on funds invested. Income before income taxes decreased to $821,000 in 2007 compared to $994,000 in 2006. The Company’s effective income tax rate was 35% in 2007 compared to 21% in 2006. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years.

Liquidity and Capital Resources

At March 31, 2007, the Company had approximately $28,866,000 of cash and cash equivalents compared to $28,751,000 of cash and cash equivalents at December 31, 2006. The Company had current assets of approximately $79,464,000 and current liabilities of $8,714,000 at March 31, 2007 compared to current assets of $78,410,000 and current liabilities of $9,454,000 at December 31, 2006.

Net cash provided by operating activities was approximately $634,000 in the first three months of 2007 compared to net cash used by operating activities of $2,762,000 in the same period in 2006. The 2007 increase was due primarily to cash flows from net income and collections of trade receivables which offset increased inventory levels and decreases in trade payable levels and accrued compensation.

Net cash used in investing activities was $217,000 in the first three months in 2007 compared to $180,000 in the same period in 2006. Cash investments in new plant and equipment totaled $217,000 compared to $466,000 in 2006. Plant and equipment purchases in both years were financed by internal cash flows. The Company is currently negotiating the purchase of a new building to house its Twin Cities based operations. The Company estimates acquisition costs, build-out costs and moving costs of the building will be in the range of $6,000,000 to $7,000,000. The Company expects to finance the purchase out of internally held funds and through the sale of a building it presently owns in Eden Prairie, MN. Transition Networks is in the process of opening an engineering and sales office in China. The Company expects this operation to focus initially on providing software support for anticipated new product development. The office is expected to open in the third quarter of 2007. Spending on capital additions to support the new office in China is expected to total $700,000 in 2007. Spending on other capital additions in 2007 is expected to total $1,400,000.

Net cash used in financing activities was $300,000 and $376,000 in the first three months of 2007 and 2006, respectively. Cash dividends paid in the first quarter of 2007 were $873,000 compared to $699,000 in the same period in 2006. There were no borrowings on the line of credit during the first quarter of 2007 or 2006. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (6.8% at March 31, 2007). The credit agreement expires September 30, 2007 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2007 except for the adoption of FIN 48 as previously discussed.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. FIN 48 requires the Company to recognize the impact of a tax position in the Company’s financial statements if that position is likely to be sustained on audit, based on the technical merits of the position.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2007 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

PART II.   OTHER INFORMATION

Item 1.   Not Applicable

Item 1A.   Risk Factors

In addition to the risk factors from those disclosed in the Company’s 2006 Annual Reports on Forms 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

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

Since April 2006 JDL has been the subject of an informal civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-RATE funding involving the VIDOE. In addition to cooperating with DOJ investigators since April 2006 the Company has conducted its own internal investigation of its VIDOE business. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDOE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. If the VIDOE were to be sanctioned by the E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Items 2 – 5.   Not Applicable

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

On March 30, 2007, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 3.01 and 8.01 its receipt of a letter from the American Stock Exchange granting the Company an extension until May 15, 2007 to file its 2006 Forms 10-Q and Form 10-K. It also reported under Item 1.01 that the Board of Directors of Communications Systems, Inc., by action taken in writing effective March 30, 2007, amended Article V, Section 4 of the Company’s Stock Option Plan for Non-Employee Directors to eliminate a provision providing for the early termination of options granted under the plan in the event a director would cease to be a director after the option grant and before the otherwise applicable expiration of the option (typically ten years after the date of grant).

On March 7, 2007, the Company filed a current report on Form 8-K reporting under Items 3.01 and 8.01 the Company’s March 5, 2007 written request to AMEX requesting additional time in which to file its 2006 Form 10-Q Reports and, upon such filing, achieve compliance with AMEX’s continued listing standards.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: June 20, 2007		Chairman and Chief Executive Officer

/s/ Paul N. Hanson
Paul N. Hanson
Date: June 20, 2007		Vice President and Chief Financial Officer