Form 10-Q
period 2007-06-30
COMMUNICATIONS SYSTEMS INC
filed 2007-08-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at July 31, 2007
Common Stock, par value $.05 per share	American Stock Exchange	8,881,799

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2007	December 31 2006
CURRENT ASSETS:
Cash and cash equivalents	$30,220,886	$28,751,172
Trade accounts receivable, less allowance for doubtful accounts of $603,000 and $585,000, respectively	20,604,776	19,678,301
Related party receivables		84,115
Inventories	26,964,764	25,331,621
Prepaid income taxes		320,682
Other current assets	2,135,844	753,704
Deferred income taxes	3,983,127	3,490,682
TOTAL CURRENT ASSETS	83,909,397	78,410,277

PROPERTY, PLANT AND EQUIPMENT, net	8,300,812	8,579,932

OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	406,845	330,042
Other assets	241,638	138,493
TOTAL OTHER ASSETS	5,912,578	5,732,630

TOTAL ASSETS	$98,122,787	$92,722,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,604,632	$3,192,671
Accrued compensation and benefits	3,217,838	3,204,285
Other accrued liabilities	2,104,450	2,184,327
Income taxes payable	1,323,195
Dividends payable	886,243	872,668
TOTAL CURRENT LIABILITIES	10,136,358	9,453,951

LONG TERM LIABILITIES:
Long-term compensation plans	481,705	310,620
Income taxes payable	344,334
Pension liabilities	422,823	413,180
TOTAL LONG-TERM LIABILITIES	1,248,862	723,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,843,904 and 8,732,429 shares issued and outstanding, respectively	443,122	436,621
Additional paid-in capital	34,696,904	33,488,345
Retained earnings	51,113,763	48,203,511
Accumulated other comprehensive income	483,778	416,611
TOTAL STOCKHOLDERS’ EQUITY	86,737,567	82,545,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,122,787	$92,722,839

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Sales	$33,255,998	$30,332,392	$59,701,166	$58,709,280

Costs and expenses:
Cost of sales	19,678,122	20,435,503	37,279,486	39,329,708
Selling, general and administrative expenses	8,137,513	8,432,171	16,365,604	17,086,904
Total costs and expenses	27,815,635	28,867,674	53,645,090	56,416,612
Operating income	5,440,363	1,464,718	6,056,076	2,292,668
Other income and (expenses):
Investment and other income	266,323	182,757	478,494	356,888
Interest and other expense	(6,431)	(10,313)	(13,022)	(18,811)
Other income, net	259,892	172,444	465,472	338,077

Income before income taxes	5,700,255	1,637,162	6,521,548	2,630,745

Income tax expense	1,980,000	371,000	2,265,000	584,000

Net income	3,720,255	1,266,162	4,256,548	2,046,745

Other comprehensive income –
Foreign currency translation adjustment	53,044	87,954	67,167	110,063
Comprehensive income	$3,773,299	$1,354,116	$4,323,715	$2,156,808

Basic net income per share	$.42	$.15	$.48	$.23
Diluted net income per share:	$.42	$.14	$.48	$.23
Dividends per share	$.10	$.08	$.20	$.16

Average Basic Shares Outstanding	8,857,720	8,731,565	8,833,452	8,718,077
Average Dilutive Shares Outstanding	8,926,387	8,828,562	8,905,370	8,829,678

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	8,732,429	$436,621	$33,488,345	$48,203,511	$416,611	$82,545,088
Cumulative effect of adoption of FIN 48				427,302		427,302
Net income				4,256,548		4,256,548
Issuance of common stock under Employee Stock Purchase Plan	5,206	260	49,698			49,958
Issuance of common stock to Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under Employee Stock Option Plan	83,425	4,171	640,159			644,330
Tax benefit from non-qualified employee stock options			49,740			49,740
Share based compensation			49,205			49,205
Purchase of common stock	(371)	(18)	(1,450)	(2,614)		(4,082)
Shareholder dividends				(1,770,984)		(1,770,984)
Other comprehensive income					67,167	67,167
BALANCE AT JUNE 30, 2007	8,862,434	$443,122	$34,696,904	$51,113,763	$483,778	$86,737,567

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,256,548	$2,046,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,131,476	1,369,773
Share based compensation	49,205	120,442
Deferred income taxes	(29,689)	(18,852)
Excess tax benefit from stock based payments	(49,740)	(62,147)
Changes in assets and liabilities:
Trade and related party receivables	(797,650)	(2,253,457)
Inventories	(1,596,652)	(2,224,872)
Costs and estimated earnings in excess of billings		(775,531)
Prepaid income taxes	322,907
Other current assets	(1,376,698)	353,945
Accounts payable	(599,519)	(1,876,771)
Accrued compensation and benefits	184,638	473,289
Other accrued expenses	336,314	60,555
Income taxes payable	1,602,767	(322,719)
Pension liability		17,328
Net cash provided by (used in) operating activities	3,433,907	(3,092,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(836,015)	(854,095)
Purchases of other assets	(108,845)
Proceeds from the sale of discontinued operations		574,048
Net cash used in investing activities	(944,860)	(280,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,757,409)	(1,400,356)
Proceeds from issuance of common stock	694,289	627,337
Excess tax benefit from stock based payments	49,740	62,147
Purchase of common stock	(4,082)	(750,419)
Net cash used in financing activities	(1,017,462)	(1,461,291)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,871)	(7,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,469,714	(4,841,360)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,751,172	26,660,533

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,220,886	$21,819,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$369,015	$920,829
Interest paid	13,022	18,811
Dividends declared not paid	886,243	785,526

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Financial statement presentation

The consolidated balance sheets as of June 30, 2007 and 2006 and the related consolidated statements of income and comprehensive income, consolidated statement of changes in stockholders’ equity and the consolidated statements of cash flows for the periods ended June 30, 2007 and 2006 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

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

During 2006, as a result of its experience with the E-RATE funding process and due to information arising during the course of an investigation being conducted by the Department of Justice (see Note 6), it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. This gave rise to the possibility that if the VIDOE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDOE would not be approved for payment by the SLD until the SLD was satisfied that the VIDOE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the Department of Justice investigation of VIDOE, SLD’s review of VIDOE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company ceased revenue recognition on JDL’s VIDOE contracts in 2006 until funding was approved by the SLD. The Company will maintain this approach into 2007 and beyond, until it becomes convinced that such approvals are routine and that it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate.

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the July 1, 2005 – June 30, 2006 and July 1, 2006 – June 30, 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company recognized $3,303,000 of revenue from these contracts for services provided between January 1, 2006 and March 31, 2007 in its second quarter 2007 financial statements. Expenses related to the contracts were recognized in the financial statements as they were incurred. In June 2007, the Company received contract payments from the SLD totaling $3,432,000.

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	June 30 2007	December 31 2006
Foreign currency translation	$350,972	$283,775
Pension actuarial gains and losses	132,836	132,836
	$483,778	$416,611

NOTE 2 – STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At June 30, 2007, 963,489 shares remained available to be issued under the plan. All currently outstanding awards under the 1992 stock plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At June 30, 2007, 28,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2007. This plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Total stock compensation expense recognized for the six month period ended June 30, 2007 was $49,000 before income taxes and $32,000 after income taxes. Total stock-based compensation expense included in the statement of income for the six months ended June 30, 2006 was $120,000 before income taxes and $102,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the six month periods ended June 30, 2007 and 2006, were $50,000 and $62,000, respectively.

The following table summarizes the stock option transactions for the six months ended June 30, 2007. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2006	570,280	$9.53	2.5 years
Issued	18,000	10.22
Canceled	(14,900)	13.90
Exercised	(108,480)	8.55
Outstanding – June 30, 2007	464,900	9.63	2.9 years

18,000 director stock options were granted during the six month period ended June 30, 2007. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2007 was $946,000. The intrinsic value of options exercised during the six months ended June 30, 2007 was $251,000.

The fair value of stock options issued was $49,000 and $51,000 in the six month periods ended June 30, 2007 and 2006, respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents a summary of the significant assumptions used during the six-months ended June 30, 2007 and 2006 to estimate the fair value of stock options:

Black-Scholes Option Valuation Assumptions (1)	2007	2006
Risk-free interest rate (2)	5.2%	5.1%
Expected dividend yield	3.9%	3.7%
Expected stock price volatility (3)	31.4%	34.0%
Expected term of stock options (in years) (4)	7.0	7.0

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the ten-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Volatility is based on historical data.
(4)	The expected life of stock options is estimated based upon historical experience.

Net cash proceeds from the exercise of stock options were $644,000 and $546,000 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 3 – INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2007	December 31 2006
Finished goods	$18,322,526	$17,360,156
Raw and processed materials	8,642,238	7,971,465
Total	$26,964,764	$25,331,621

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. We have determined that there was no impairment as of January 1, 2007 and no events occurred during the six months ended June 30, 2007 that indicated our remaining goodwill was not recoverable. As of June 30, 2007 and 2006 the Company had net goodwill of $5,264,000.

Due to several factors, the JDL Technologies segment experienced lower than expected margins and return on capital invested in fiscal 2007 and 2006. The Company anticipates margins and return on capital to increase to more acceptable levels in the second half of 2007. If this does not occur according to projections, the reductions in anticipated cash flow in relation to the net assets of this segment may indicate that the fair value of this segment is less than book value resulting in impairment charges against earnings. At December 31, 2006 the Company assessment of the JDL segment indicated that its goodwill was not impaired. Management will continue to evaluate for any potential impairment.

NOTE 5 – WARRANTY

We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Estimated liabilities for warranty exposures, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales, totaled $521,000 and $434,000 at June 30, 2007 and 2006, respectively. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. The actual warranty expense could differ from the estimates made by the company based on product performance.

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

Department of Justice Investigation

Since April 2006, the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDOE). In addition to cooperating with DOJ investigators over the past 12 months, the Company has conducted its own internal investigation of its business dealings with VIDOE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDOE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDOE and E-RATE programs. If the VIDOE were to be sanctioned by the E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

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

The Company’s effective income tax rate was 35% for the first six months of 2007. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. Based on available information, in 2006 the Company re-evaluated its tax positions and reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years. The Company’s effective income tax rate was approximately 22% for the six months ended June 30, 2006.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at June 30, 2007. Tollgate taxes, penalties and interest of approximately $1,651,000 have been accrued and will likely be paid on these prior earnings in 2007.

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

Information concerning the Company’s continuing operations in the various segments for the six-month periods ended June 30, 2007 and 2006 is as follows:

SEGMENT INFORMATION – SIX MONTHS

	Suttle	Transition Networks	JD Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2007:
Sales	$23,567,299	$24,690,698	$8,084,647	$3,358,522	$—	$59,701,166
Cost of sales	17,163,182	13,359,235	4,174,306	2,582,763	—	37,279,486

Selling, general and administrative expenses	3,582,175	8,945,062	1,575,914	637,292	1,625,161	16,365,604
Operating income (loss)	$2,821,942	$2,386,401	$2,334,427	$138,467	$(1,625,161)	$6,056,076

Depreciation and amortization	$406,461	$208,454	$411,399	$69,162	$36,000	$1,131,476

Capital expenditures	$133,195	$630,327	$50,587	$12,343	$9,563	$836,015

Assets	$44,926,256	$28,855,331	$8,737,953	$5,885,703	$9,717,544	$98,122,787

Six months ended June 30, 2006:
Sales	$21,812,409	$26,026,145	$7,337,464	$3,533,262		$58,709,280
Cost of sales	15,371,698	14,616,081	6,564,128	2,777,801		39,329,708
Selling, general and administrative expenses	3,288,850	8,930,282	2,628,903	700,860	1,538,009	17,086,904
Operating income (loss)	$3,151,861	$2,479,782	$(1,855,567)	$54,601	$(1,538,009)	$2,292,668

Depreciation and amortization	$535,447	$210,877	$404,622	$173,827	$45,000	$1,369,773

Capital expenditures	$348,008	$127,059	$332,894	$5,113	$41,021	$854,095

Assets	$35,751,913	$24,080,475	$16,921,001	$4,444,839	$10,866,517	$92,064,745

Information concerning the Company’s continuing operations in the various segments for the six-month periods ended June 30, 2007 and 2006 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2007:
Sales	$11,781,976	$13,087,934	$6,687,103	$1,698,985	$—	$33,255,998
Cost of sales	8,707,071	6,814,905	2,887,607	1,268,539	—	19,678,122
Selling, general and administrative expenses	1,832,632	4,571,150	630,014	319,203	784,514	8,137,513
Operating income (loss)	$1,242,273	$1,701,879	$3,169,482	$111,243	$(784,514)	$5,440,363

Depreciation and amortization	$201,742	$100,291	$205,701	$34,817	$18,000	$560,551

Capital expenditures	$51,516	$542,406	$15,433	$3,833	$5,393	$618,581

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2006:
Sales	$10,490,632	$13,617,943	$4,272,315	$1,951,502		$30,332,392
Cost of sales	7,337,240	7,715,781	3,855,273	1,527,209		20,435,503
Selling, general and administrative expenses	1,685,454	4,461,092	1,292,417	273,212	719,996	8,432,171
Operating income (loss)	$1,467,938	$1,441,070	$(875,375)	$151,081	$(719,996)	$1,464,718

Depreciation and amortization	$311,509	$108,806	$202,311	$41,458	$22,500	$686,584

Capital expenditures	$204,034	$24,476	$102,034	$17,155	$11,866	$359,565

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six Months Ended June 30
	2007	2006
Service cost	$24,000	$22,000
Interest cost	156,000	142,000
Expected return on plan assets	(152,000)	(130,000)
Amortization of unrecognized (gain)/loss	70,000	(10,000)
	$98,000	$24,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 68,667 shares and 71,918 shares for the respective three and six month periods ended June 30, 2007. The dilutive effect of stock options for the three and six month periods ended June 30, 2006 was 96,997 shares and 111,601 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 116,900 and 136,900 at June 30, 2007 and 2006, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In July, 2007 the Company completed the acquisition of a new building to house its Twin Cities based operations. Purchase price was approximately $5,700,000 which includes assumption by the Company of an existing mortgage against the building of $4,400,000. The Company expects additional build-out costs and move-in costs of the building will be in the range of $700,000 to $1,000,000. The Company has put the building it presently owns in Eden Prairie, MN up for sale, but cannot say when a sale transaction might be completed.

Effective July 20, 2007, Thomas J. Lapping resigned his position as President of JDL Technologies, Inc. Mr. Lapping founded JDL Technologies, Inc. in 1989. The Company is presently negotiating a severance package with Mr. Lapping which is expected to include several developmental business projects Mr. Lapping was working on with JDL.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: lower sales to major telephone companies and other major customers; the introduction of competitive products and technologies; our ability to successfully reduce operating expenses at certain business units; the general health of the telecom sector, successful integration and profitability of acquisitions; delays in new product introductions; higher than expected expense related to new sales and marketing initiatives; unfavorable resolution of claims and litigation, availability of adequate supplies of raw materials and components; fuel prices; government funding of education technology spending; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed report on Form 10-K.

Six Months Ended June 30, 2007 Compared to

Six Months Ended June 30, 2006

Consolidated sales increased 2% in 2007 to $59,701,000 compared to $58,709,000 in 2006. Consolidated operating income in 2007 increased to $6,056,000 compared to $2,292,000 in the first half of 2006. Net income in 2007 increased to $4,257,000 compared to $2,047,000 in the first half of 2006. Consolidated operating income and net income in 2007 were significantly impacted by the recognition of $2,555,000 of revenue related to services provided by the JDL Technology segment to the U.S. Virgin Islands Department of Education (“VIDE”) in 2006 (see discussion below).

Suttle sales increased 8% in the first half of 2007 to $23,567,000 compared to $21,812,000 in the same period of 2006. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 1% to $10,316,000 in 2007 compared to $10,177,000 in 2006 due to higher sales of structured cabling products. Sales to the RBOCs accounted for 44% and 47% of Suttle’s sales in 2007 and 2006, respectively. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 17% to $9,199,000 in 2007 compared to $7,793,000 in 2006 due to increased penetration of the Company’s products into the cable television market. Cable television suppliers are increasingly competing with traditional telephone companies for voice and internet customers through their triple play offerings. This customer segment accounted for 39% of sales in the first six months of 2007 compared to 36% in 2006. International sales increased 28% to $1,688,000 and accounted for 7% of Suttle’s 2007 sales. Sales to other customers decreased 2% to $2,445,000.

The following table summarizes Suttle’s 2007 and 2006 sales by product group:

	Suttle Sales by Product Group
	2007	2006
Modular connecting products	$13,217,000	$12,805,000
DSL products	5,160,000	6,009,000
Structured cabling products	4,667,000	2,211,000
Other products	523,000	787,000
	$23,567,000	$21,812,000

Suttle’s gross margins decreased 1% in the first half of 2007 to $6,404,000 compared to $6,441,000 in the same period of 2006. Gross margin percentage decreased to 27% in 2007 from 30% in 2006. The gross margin percentage decrease was due to excess capacity costs in the Company’s U.S. and Cost Rica facilities due to outsourcing of production from those plants to suppliers in Asia and because structured cabling products (the fastest growing product line) are sold at lower margins than the Company’s other products. Selling, general and administrative expenses increased $293,000 or 9% in the first half of 2007 compared to the same period in 2006 due to increased sales and marketing programs. Suttle’s operating income was $2,782,000 in the first half of 2007 compared to operating income of $3,152,000 in 2006.

JDL Technologies reported 2007 first half sales of $8,085,000 compared to $7,337,000 in 2006. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2007	2006
Broward County FL schools	$2,456,000	$3,583,000
U.S. Virgin Islands Dept. of Education	4,398,000	144,000
Oakland CA schools		2,133,000
All other	1,231,000	1,477,000
	$8,085,000	$7,337,000

The Company does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) The Company’s 2007 revenues include $2,555,000 for services provided to the VIDE in 2006. The Company received E-Rate approval of those contracts in April and May, 2007. The VIDE’s application for E-Rate funds for the 2007-2008 funding year beginning July 1 is presently under government review. The Company expects the application to be approved, but cannot predict if approval will be received in time to include revenue from services provided from July – December, 2007 in the Company’s third and fourth quarter financial results.

JDL’s sales to the Broward County schools declined due to lower equipment sales. The school district has completed the initial construction build-out of its telecommunications infrastructure. JDL expects continuing business with Broward County schools to be based on school district expansion, maintenance of existing plant and sales of additional services. The 2006 period also included $2,133,000 in revenues on a fixed price contract with the Oakland CA school district. The construction project was completed in the fall of 2006.

JDL’s gross margins were $3,910,000 in the first six months of 2007 compared to $773,000 in the same period in 2006. Gross margins in 2007 and 2006 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDOE contracts. Improvements in the 2007 gross margins due to the timing of revenue recognition were partially offset by increased depreciation charges due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. Selling, general and administrative expenses decreased in 2007 to $1,576,000 compared to $2,629,000 in 2006 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported operating income of $2,334,000 in the first six months of 2007 compared to a $1,856,000 loss in the same period of 2006.

Transition Networks sales decreased 5% to $24,691,000 in the first six months of 2007 compared to $26,026,000 in 2006. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2007 and 2006 were:

	Transition Networks Sales by Region
	2007	2006
North America	$17,742,000	$19,268,000
Europe, Middle East, Asia	3,066,000	3,161,000
Rest of world	3,883,000	3,597,000
	$24,691,000	$26,026,000

Sales in North America decreased $1,526,000 or 8%. The decrease was largely due to reductions in inventory levels held by distributors. International sales increased $190,000 or 3% due to orders for new business received from Columbia, Croatia and European military contracts.

The following table summarizes Transition Networks’ 2007 and 2006 first six months sales by product group:

	Transition Networks Sales by Product Group
	2007	2006
Media converters	$22,070,000	$22,499,000
Ethernet switches	1,875,000	2,964,000
Ethernet adapters	257,000	298,000
Other products	489,000	265,000
	$24,691,000	$26,026,000

Gross margin on Transition Networks’ sales decreased to $11,331,000 in 2007 from $11,410,000 in 2006 due to lower sales volume. Gross margin as a percentage of sales improved to 46% in 2007 compared to 44% in 2006 due to additional outsourcing of production to lower cost Asian suppliers. Selling, general and administrative expenses increased $15,000 in 2007 to $4,571,000. Operating income decreased to $2,386,000 in 2007 compared to $2,480,000 in 2006.

Austin Taylor’s revenues decreased 5% in the first six months of 2007 to $3,359,000. Gross margin increased 3% to $776,000 in 2007 from $755,000 in 2006. Gross margin as a percentage of sales was 23% in 2007 compared to 21% in 2006. Operating income in 2007 was $138,000 compared to $55,000 in

2006. Austin Taylor restructured its business in 2006. Employee headcount was reduced, sales of unprofitable products were discontinued and manufacturing of other products was outsourced to Asian manufacturers. This process enabled Austin Taylor to compete more successfully for business and expand its profit margins.

Net investment income was $465,000 in 2007 compared to $338,000 in 2006 due to increased cash and investment balances and higher rates earned on funds invested. Income before income taxes increased to $6,522,000 in 2007 compared to $2,631,000 in 2006. The Company’s effective income tax rate was 35% in 2007 compared to 22% in 2006. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years.

Three Months Ended June 30, 2007 Compared to

Three Months Ended June 30, 2006

Consolidated sales increased 10% in 2007 to $33,256,000 compared to $30,332,000 in 2006. Consolidated operating income in 2007 increased to $5,440,000 compared to $1,465,000 in the second quarter of 2006. Net income in 2007 increased to $3,720,000 compared to $1,266,000 in the second quarter of 2006. Consolidated operating income and net income in 2007 were significantly impacted by the recognition of $3,303,000 of revenue related to services provided by the JDL Technology segment to the U.S. Virgin Islands Department of Education (“VIDE”) in 2006 and in the first quarter of 2007.

Suttle sales increased 12% in the second quarter of 2007 to $11,782,000 compared to $10,491,000 in the same period of 2006. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 14% to $5,109,000 in 2007 compared to $4,485,000 in 2006 due to higher sales of structured cabling products. Sales to these customers accounted for 43% Suttle’s sales in 2007 and 2006. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 12% to $4,510,000 in 2007 compared to $4,025,000 in 2006. This customer segment accounted for 38% of sales in the second quarters of 2007 and 2006. International sales increased 28% to $1,038,000 and accounted for 9% of Suttle’s second quarter 2007 sales. Sales to other customers decreased 4% to $1,124,000.

The following table summarizes Suttle’s 2007 and 2006 sales by product group:

	Suttle Sales by Product Group
	2007	2006
Modular connecting products	$6,616,000	$6,297,000
DSL products	2,652,000	2,818,000
Structured cabling products	2,337,000	1,026,000
Other products	177,000	350,000
	$11,782,000	$10,491,000

Suttle’s gross margins decreased 2% in the second quarter of 2007 to $3,075,000 compared to $3,153,000 in the same period of 2006. Gross margin percentage decreased to 26% in 2007 from 30% in 2006. The gross margin percentage decrease was due to excess capacity costs in the Company’s U.S. and Cost Rica facilities due to outsourcing of production from those plants to suppliers in Asia and because structured cabling products (the fastest growing product line) are sold at lower margins than the Company’s other products. Selling, general and administrative expenses increased $147,000 or 9% in the second quarter of 2007 compared to the same period in 2006 due to increased sales and marketing programs. Suttle’s operating income was $1,242,000 in the second quarter of 2007 compared to operating income of $1,468,000 in 2006.

JDL Technologies reported 2007 second quarter sales of $6,687,000 compared to $4,272,000 in 2006. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2007	2006
Broward County FL schools	$1,425,000	$1,596,000
U.S. Virgin Islands Dept. of Education (VIDOE)	4,313,000	271,000
Oakland CA schools		1,193,000
All other	949,000	1,212,000
	$6,687,000	$4,272,000

The Company does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) The Company’s 2007 second quarter revenues include $2,555,000 for services provided to the VIDE in 2006 and $748,000 for services provided to the VIDE in the first quarter of 2007. The Company received E-Rate approval of the contracts for those services in April and May 2007.

JDL’s sales to the Broward County schools declined due to lower equipment sales. The school district has completed the initial construction build-out of its telecommunications infrastructure. JDL expects continuing business with Broward County schools to be based on school district expansion, maintenance of existing plant and sales of additional services. The 2006 period also included $1,193,000 in revenues on a fixed price contract with the Oakland CA school district. The construction project was completed in the fall of 2006.

JDL gross margins were $3,799,000 in the second quarter of 2007 compared to $417,000 in the same period in 2006. Gross margins in 2007 and 2006 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDOE contracts. Offsetting this positive impact, the 2007 gross margins were also affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. Selling, general and administrative expenses decreased in 2007 to $630,000 compared to $1,292,000 in 2006 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported operating income of $3,169,000 in the second quarter of 2007 compared to an $875,000 operating loss in the same period of 2006.

Transition Networks sales decreased 4% to $13,088,000 in the second quarter of 2007 compared to $13,618,000 in 2006. Sales by customer groups in 2007 and 2006 second quarters were:

	Transition Networks Sales by Region
	2007	2006
North America	$9,824,000	$9,893,000
Europe, Middle East, Asia	1,519,000	1,955,000
Rest of world	1,745,000	1,770,000
	$13,088,000	$13,618,000

Sales in North America decreased $68,000 or 1%. The decrease was largely due to reductions in inventory levels held by distributors. International sales decreased $461,000 or 12%. 2006 revenues included significant shipments to a customer in Slovenia which did not recur in the first half of 2007. However, the Company expects sales to this customer in the third and fourth quarters of 2007 of approximately $1,100,000.

The following table summarizes Transition Networks’ 2007 and 2006 second quarter sales by product group:

	Transition Networks Sales by Product Group
	2007	2006
Media converters	$11,340,000	$11,163,000
Ethernet switches	1,114,000	2,071,000
Ethernet adapters	257,000	148,000
Other products	377,000	236,000
	$13,088,000	$13,618,000

Gross margin on second quarter Transition Networks’ sales increased to $6,273,000 in 2007 from $5,902,000 in 2006. Gross margin as a percentage of sales improved to at 48% in 2007 compared to 43% in 2006 period due to additional outsourcing of production to lower cost Asian suppliers. Selling, general and administrative expenses increased 2% to $4,571,000 in 2007 compared to $4,461,000 in 2006. Operating income increased to $1,702,000 in 2007 compared to $1,441,000 in 2006.

Austin Taylor’s revenues decreased 13% in the second quarter of 2007 to $1,699,000. Gross margin increased 1% to $430,000 in 2007 from $424,000 in 2006. Gross margin as a percentage of sales was 25% in 2007 compared to 22% in 2006. Operating income in 2007 was $111,000 compared to $151,000 in 2006.

Net investment income was $260,000 in 2007 compared to $172,000 in 2006 due to increased cash and investment balances and higher rates earned on funds invested. Income before income taxes increased to $5,700,000 in 2007 compared to $1,637,000 in 2006. The Company’s effective income tax rate was 35% in 2007 compared to 23% in 2006. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years.

Liquidity and Capital Resources

At June 30, 2007, the Company had approximately $30,221,000 of cash and cash equivalents compared to $28,751,000 of cash and cash equivalents at December 31, 2006. The Company had current assets of approximately $83,909,000 and current liabilities of $10,136,000 at June 30, 2007 compared to current assets of $78,410,000 and current liabilities of $9,454,000 at December 31, 2006.

Net cash provided by operating activities was approximately $3,434,000 in the first six months of 2007 compared to net cash used by operating activities of $3,092,000 in the same period in 2006. The 2007 increase was due primarily to increased net income and changes in working capital. Net income was positively impacted by $2,555,000 revenue recognized and collected in cash in 2007 related to services that were provided in 2006. Significant working capital changes from December 31, 2006 to June 30, 2007 included increased accounts receivables of 797,000 due to increased sales and the timing of collections, increased inventory of $1,596,000, decreased accounts payable of $566,000 due primarily to timing of inventory purchases and cash payments on those purchases, and reduced income tax payments due to prior year overpayments being applied against current year taxable income.

Net cash used in investing activities was $944,000 in the first six months in 2007 compared to $280,000 in the same period in 2006. Cash investments in new plant and equipment totaled $836,000 compared to $854,000 in 2006. Plant and equipment purchases in both years were financed by internal cash flows. In July, 2007 the Company completed the acquisition of a new building to house its Twin Cities based operations. Purchase price was approximately $5,800,000 which includes assumption by the Company of an existing mortgage against the building of $4,400,000. The Company expects additional build-out costs and move-in costs of the building will be in the range of $700,000 to $1,000,000. The Company has put the building it presently owns in Eden Prairie, MN up for sale, but cannot say when a sale transaction might be completed. Transition Networks is in the process of opening an engineering and sales office in China. The Company expects this operation to focus initially on providing software support for anticipated new product development. The office is expected to open in the third quarter of 2007. Spending on capital additions to support the new office in China is expected to total $700,000 in 2007. Spending on other capital additions in 2007 is expected to total $1,400,000.

Net cash used in financing activities was $1,017,000 and $1,461,000 in the first six months of 2007 and 2006, respectively. Cash dividends paid in the first six months of 2007 were $1,757,000 ($.20 per common share) compared to $1,400,000 ($.16 per common share) in the same period in 2006. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (6.9% at June 30, 2007). There were no borrowings on the line of credit during the first six months of 2007 or 2006. The credit agreement expires September 30, 2007 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2007 except for the adoption of FIN 48 as previously discussed.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. FIN 48 requires the Company to recognize the impact of a tax position in the Company’s financial statements if that position is likely to be sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized income tax benefits of $427,000, which has been reported as a cumulative effect of a change in accounting principle is reported as an adjustment to the beginning balance of retained earnings.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2007 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4.    Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to shortcomings in the controls over the financial close and reporting processes at the Company’s JDL Technologies subsidiary. The internal controls over financial close and reporting processes at JDL did not adequately provide for (1) timely, properly performed reconciliations for all significant accounts and (2) timely, appropriate application of the entity’s accounting policies to events or transactions that were appropriately documented by knowledgeable and qualified personnel using approved methods and formats.

During the period covered by this Report there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Not Applicable

Item 1A.    Risk Factors

In addition to the risk factors disclosed elsewhere in this report or in the Company’s 2006 Annual Report on Form 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect, that disclosure controls and procedures will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations, include, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Since April 2006 JDL has been the subject of an informal civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-Rate funding involving the VIDE. In addition to cooperating with DOJ investigators since April 2006 the Company has conducted its own internal investigation of its VIDE business. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-Rate funds is affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-Rate programs. If the VIDE were to be sanctioned by the E-Rate program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-Rate program.

Items 2 – 3.    Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders of the Registrant was held on June 21, 2007 in Eden Prairie, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 8,858,459 of which 8,072,112 were present either in person or by proxy. Shareholders re-elected board members Gerald D. Pint and Curtis A. Sampson to three-year terms expiring at the 2010 Annual Meeting of Shareholders. The vote for these board members was as follows:

	In Favor	Abstaining
Gerald D. Pint	8,017,765	54,347
Curtis A. Sampson	7,883,572	188,541

Effective June 21, 2007, Wayne E. Sampson retired from the Board of Directors. The Board elected Jeffrey K. Berg, the Company’s chief executive officer, to serve the remainder of Mr. Sampson’s term, which expires at the 2009 Annual Meeting of Shareholders.

Board members continuing in office are Edwin C. Freeman, Luella Gross Goldberg and Randall D. Sampson (whose terms expire at the 2008 Annual Meeting of Shareholders), and Paul A. Anderson (whose term expires at the 2009 Annual Meeting of Shareholders).

Item 6.    Exhibits and Reports on Form 8-K

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

On June 21, 2007, the Company filed a current report on Form 8-K reporting under Item 5.02 that Curtis A. Sampson, the Company’s Chief Executive Officer from its incorporation, retired as Chief Executive Officer on June 21, 2007. Mr. Sampson will continue as a director of the Company and as Chairman of the Board. In addition, Wayne E. Sampson, brother of Curtis A. Sampson, retired as a director as of the close of business on June 21, 2007. Jeffrey K. Berg was appointed by the Board of Directors as the Chief Executive Officer of the Company effective June 21, 2007. Mr. Berg has served the Company in various executive capacities since 1990 and since March 2002 has been the Company’s President and Chief Operating Officer. Jeffrey K. Berg was appointed as a director of the Company to fill the position vacated by Wayne E. Sampson effective as of June 22, 2007.

On May 30, 2007, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 3.01 and 8.01 the status of its efforts to file its first quarter 2007 Form 10-Q and comply with the filing requirements of the American Stock Exchange.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: August 14, 2007	President and Chief Executive Officer

/s/ Paul N. Hanson
Paul N. Hanson
Date: August 14, 2007	Vice President and Chief Financial Officer