Form 10-Q
period 2007-09-30
COMMUNICATIONS SYSTEMS INC
filed 2007-11-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at October 31, 2007
Common Stock, par value $.05 per share	American Stock Exchange	8,604,662

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30 2007	December 31 2006
CURRENT ASSETS:
Cash and cash equivalents	$27,557,233	$28,751,172
Trade accounts receivable, less allowance for
doubtful accounts of $490,000 and $585,000, respectively	21,152,001	19,678,301
Related party receivables		84,115
Inventories	27,453,174	25,331,621
Prepaid income taxes	826,693	320,682
Other current assets	1,271,433	753,704
Deferred income taxes	4,024,426	3,490,682
TOTAL CURRENT ASSETS	82,284,960	78,410,277

PROPERTY, PLANT AND EQUIPMENT, net	14,495,926	8,579,932

OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	371,173	330,042
Other assets	129,943	138,493
TOTAL OTHER ASSETS	5,765,211	5,732,630

TOTAL ASSETS	$102,546,097	$92,722,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$241,500
Accounts payable	4,233,633	$3,192,671
Accrued compensation and benefits	3,781,837	3,204,285
Other accrued liabilities	1,685,049	2,184,327
Liability for unrecognized tax benefits	1,428,594
Dividends payable	1,042,021	872,668
TOTAL CURRENT LIABILITIES	12,412,634	9,453,951

LONG TERM LIABILITIES:
Long-term compensation plans	467,841	310,620
Other long-term liabilities	378,160
Pension liabilities	432,065	413,180
Long term debt – mortgage payable	4,075,480
TOTAL LONG-TERM LIABILITIES	5,353,546	723,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares
authorized; 8,603,281 and 8,732,429 shares issued and
outstanding, respectively	430,164	436,621
Additional paid-in capital	33,790,293	33,488,345
Retained earnings	49,971,974	48,203,511
Accumulated other comprehensive income	587,486	416,611
TOTAL STOCKHOLDERS’ EQUITY	84,779,917	82,545,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,546,097	$92,722,839

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Sales	$33,091,270	$30,692,833	$92,792,436	$89,402,113

Costs and expenses:
Cost of sales	22,152,370	20,239,406	59,431,856	59,569,114
Selling, general and administrative expenses	8,435,884	8,500,285	24,801,488	25,587,189
Total costs and expenses	30,588,254	28,739,691	84,233,344	85,156,303
Operating income	2,503,016	1,953,142	8,559,092	4,245,810

Other income and (expenses):
Investment and other income	231,331	182,405	709,825	539,293
Interest and other expense	(6,382)	(9,740)	(19,404)	(28,551)
Other income, net	224,949	172,665	690,421	510,742

Income before income taxes	2,727,965	2,125,807	9,249,513	4,756,552

Income tax expense	926,000	531,000	3,191,000	1,115,000

Net income	1,801,965	1,594,807	6,058,513	3,641,552

Other comprehensive income –
Foreign currency translation adjustment	103,708	121,223	170,875	231,286
Comprehensive income	$1,905,673	$1,716,030	$6,229,388	$3,872,838

Basic net income per share	$.20	$.18	$.69	$.42
Diluted net income per share:	$.20	$.18	$.68	$.41
Dividends per share	$.10	$.09	$.30	$.25

Average Basic Shares Outstanding	8,803,295	8,723,469	8,823,284	8,719,868
Average Dilutive Shares Outstanding	8,869,657	8,776,677	8,892,697	8,811,119

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2006	8,732,429	$436,621	$33,488,345	$48,203,511	$416,611	$82,545,088
Cumulative effect of adoption of FIN 48				427,302		427,302
Net income				6,058,513		6,058,513
Issuance of common stock under Employee Stock Purchase Plan	9,851	493	98,489			98,982
Issuance of common stock to Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under Employee Stock Option Plan	98,375	4,919	757,479			762,398
Tax benefit from non-qualified employee stock options			69,576			69,576
Share based compensation			49,205			49,205
Purchase of common stock	(279,119)	(13,956)	(1,094,008)	(1,904,347)		(3,012,311)
Shareholder dividends				(2,813,005)		(2,813,005)
Other comprehensive income					170,875	170,875
BALANCE AT SEPTEMBER 30, 2007	8,603,281	$430,164	$33,790,293	$49,971,974	$587,486	$84,779,917

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,058,513	$3,641,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655,366	1,864,428
Share based compensation	49,205	149,374
Deferred income taxes	(35,316)	(18,852)
Excess tax benefit from stock based payments	(69,576)	(62,147)
Changes in assets and liabilities:
Trade and related party receivables	(1,292,909)	(2,333,839)
Inventories	(2,052,226)	(854,707)
Costs and estimated earnings in excess of billings		148,817
Prepaid income taxes	1,372,088
Other current assets	(509,951)	90,446
Accounts payable	1,015,092	(2,220,980)
Accrued compensation and benefits	734,773	871,905
Other accrued expenses	(85,636)	825,877
Other liabilities	(114,064)	(39,166)
Pension liability		17,607
Net cash provided by operating activities	6,725,359	2,080,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,190,785)	(1,041,481)
Proceeds from the sale of fixed assets	30,500
Proceeds from the sale of discontinued operations		1,102,881
Net cash (used in) provided by investing activities	(3,160,285)	61,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,643,652)	(2,185,709)
Mortgage payments	(63,289)
Proceeds from issuance of common stock	861,380	627,537
Excess tax benefit from stock based payments	69,576	62,147
Purchase of common stock	(3,012,311)	(751,104)
Net cash used in financing activities	(4,788,296)	(2,247,129)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	29,283	43,755

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,193,939)	(61,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,751,172	26,660,533

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,557,233	$26,598,874

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,968,255	$1,165,218
Interest paid	74,725	28,551
Dividends declared not paid	1,042,021	785,180

NONCASH INVESTING AND FINANCING TRANSACTIONS -
Mortgage assumed	$4,380,269

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Financial statement presentation

The consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of September 30, 2007 and the related consolidated statements of income and comprehensive income, and the consolidated statements of cash flows for the periods ended September 30, 2007 and 2006 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we). In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 Annual Report to Shareholders and form 10-K. The results of operations for the periods ended September 30 are not necessarily indicative of the operating results for the entire year.

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

JDL Technologies records revenue on service contracts on a straight-line basis over the contract period (unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern). Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are 90% funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be made to JDL. Due to our history of receiving funding and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

During 2006, as a result of its experience with the E-RATE funding process and due to information arising during the course of an investigation being conducted by the Department of Justice (see Note 6), it became apparent that JDL’s ability to receive E-RATE funds was could be jeopardized by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. This gave rise to the possibility that if the VIDE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDE would not be approved for payment by the SLD until the SLD was satisfied that the VIDE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the Department of Justice investigation of VIDE, SLD’s review of VIDE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, in 2006 the Company ceased revenue recognition on JDL’s VIDE contracts in 2006 pending funding approval by the SLD. The Company will maintain this approach in 2007 and beyond, until it becomes convinced that SLD approvals are routine and determines it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate.

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the July 1, 2005 – June 30, 2006 and July 1, 2006 – June 30, 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company recognized $2,555,000 of revenue from these contracts for services provided between January 1, 2006 and December 31, 2006 in its 2007 financial statements. Expenses related to the contracts were recognized in the financial statements as they were incurred. The Company received the contract payments from the SLD for the provided services in June, 2006.

Effective July 1, 2007, JDL began providing maintenance, interconnection and internet access services under a new contract with the VIDE for the 2007 – 2008 school year. As of September 30, 2007, the Company had not received funding approval for these contracts from the SLD. Accordingly, $862,000 of revenue potentially attributable to these contracts was not recognized in the Company’s September 2007 financial statements. Costs related to the contracts were expenses as incurred.

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	September 30 2007	December 31 2006
Foreign currency translation	$454,650	$283,775
Pension actuarial gains and losses	132,836	132,836
	$587,486	$416,611

NOTE 2 – STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At September 30, 2007, 963,489 shares remained available to be issued under the plan. All currently outstanding awards under the 1992 stock plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At September 30, 2007, 28,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the plan at 95% of the price at the end of the current semi-annual plan term, which is December 31, 2007. This plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Total stock compensation expense recognized for the nine month period ended September 30, 2007 was $49,000 before income taxes and $32,000 after income taxes. Total stock-based compensation expense included in the statement of income for the nine months ended September 30, 2006 was $149,000 before income taxes and $131,000 after income taxes. Total stock-based compensation expense included in the statement of income for the three months ended September 30, 2006 was $29,000 before income taxes; there was no associated tax benefit. Excess tax benefits from the exercise of stock options included in financing cash flows for the nine month periods ended September 30, 2007 and 2006, were $70,000 and $62,000, respectively.

The following table summarizes the stock option transactions for the nine months ended September 30, 2007. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2006	570,280	$9.53	2.5 years
Issued	18,000	10.22
Canceled	(14,900)	13.90
Exercised	(123,430)	8.40
Outstanding – September 30, 2007	449,950	9.72	2.7 years

18,000 director stock options were granted during the nine month period ended September 30, 2007. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2007 was $695,000. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $305,000.

The fair value of stock options issued was $49,000 and $51,000 in the nine month periods ended September 30, 2007 and 2006, respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents a summary of the significant assumptions used during the nine-months ended September 30, 2007 and 2006 to estimate the fair value of stock options:

Black-Scholes Option Valuation Assumptions (1)	2007	2006
Risk-free interest rate (2)	5.2%	5.1%
Expected dividend yield	3.9%	3.7%
Expected stock price volatility (3)	31.4%	34.0%
Expected term of stock options (in years) (4)	7.0	7.0

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the ten-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Volatility is based on historical data.
(4)	The expected life of stock options is estimated based upon historical experience.

Net cash proceeds from the exercise of stock options were $762,000 and $546,000 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 3 – INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2007	December 31 2006
Finished goods	$18,699,914	$17,360,156
Raw and processed materials	8,753,260	7,971,465
Total	$27,453,174	$25,331,621

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the amount by which the purchase price and transaction costs of business the Company has acquired exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our business units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. We have determined that there was no impairment as of January 1, 2007 and no events occurred during the nine months ended September 30, 2007 that indicated our remaining goodwill was not recoverable. As of September 30, 2007 and 2006 the Company had net goodwill of $5,264,000.

Due to several factors, the JDL Technologies segment experienced lower than expected margins and return on capital invested in fiscal 2007 and 2006. In August 2007, the Company restructured JDL’s operations and reduced staff. Expenses charged against operations related to the restructuring totaled $161,000, most of which consisted of severance payments to former employees. The Company anticipates margins and return on capital to increase to more acceptable levels for the remainder of 2007 and beyond. If this does not occur according to projections, the reductions in anticipated cash flow in relation to the net assets of this segment may indicate that the fair value of this segment is less than book value resulting in impairment charges against earnings. JDL’s revenues are presently generated from two customers. The unexpected loss of either of these customers or a material reduction of their sales volumes could cause an impairment of goodwill. Total value of JDL’s goodwill at September 30, 2007 was $704,000. At December 31, 2006 the Company assessment of the JDL segment indicated that its goodwill was not impaired. Management believes JDL’s goodwill value is not currently impaired, but will continue to evaluate it for any potential impairment.

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

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2007 and 2006, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2007	2006
Beginning Balance	$583,000	$530,000
Actual warranty costs paid	(286,000)	(262,000)
Amounts charged to expense	242,000	204,000
Ending balance	$539,000	$472,000

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

Department of Justice Investigation

The Company’s JDL Technologies, Inc. subsidiary (along with other parties) has since April 2006, been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to voluntarily cooperating with DOJ investigators over the past 18 months, the Company has conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds may be affected by actions taken by other individuals or companies involved with the VIDE and E-RATE programs. If the VIDE were to be sanctioned by the E-RATE program as a result of the DOJ investigation, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

In October, 2007 JDL received letters from the SLD reducing funding commitments for communications projects in the USVI by $332,000, including recovery of $88,000 paid in prior years (the remaining amounts are related to future revenue). According to the SLD the projects did not meet the criteria for funding by the E-RATE program (although they had been approved for E-RATE funding by the SLD before JDL agreed to perform the work). The Company expects that the funding commitments will be restored through the appeals process.

Other contingencies

A former officer of one of the Company’s subsidiaries has since 2004 claimed that he is entitled to a substantially greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year based on the former officer’s interpretation of his employment agreement with the subsidiary and a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claim that has been asserted and believes the former officer’s claim will be resolved without material cost to the Company.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized income tax benefits of $427,000, which is reported as a cumulative effect of a change in accounting principle, and is reported as an adjustment to the beginning balance of retained earnings. The total amount of unrecognized tax benefits was $1,139,000 and $1,076,000 at September 30, 2007 and January 1, 2007, respectively. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. Interest and penalty amounts included in income tax expense were $46,000 and $139,000 for the three month and nine month periods ended September 30, 2007, respectively. The total amounts of interest and penalties included in short term and long term income taxes payable accounts were $941,000 and $802,000 at September 30, 2007 and January 1, 2007, respectively. The Company expects to declare the tollgate tax dividends in the 2007 fiscal year, accordingly when these dividends are declared and the toll gate taxes are paid (as discussed below) there will be a significant decrease in the liabilities for unrecognized tax benefits.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2004-2006 remain open to examination by the Internal Revenue Service and the various state tax departments. The tax years from 2004-2006 remain open in Costa Rica.

The Company’s effective income tax rate was 34% for the first nine months of 2007. The effective tax rate was fractionally higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. Based on available information, in 2006 the Company re-evaluated its tax positions and reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years. The Company’s effective income tax rate was approximately 23% for the nine months ended September 30, 2006.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at September 30, 2007. Tollgate taxes, penalties and interest of approximately $1,690,000 have been accrued and will likely be paid on these prior earnings in 2007.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, (JDL), which provides telecommunications network design, specification and maintenance to educational institutions; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Other includes non-allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Information concerning the Company’s continuing operations in the various segments for the nine-month periods ended September 30, 2007 and 2006 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2007:
Sales	$37,036,508	$40,059,690	$10,333,378	$5,362,860	$—	$92,792,436
Cost of sales	27,099,612	21,793,019	6,410,413	4,128,812	—	59,431,856
Gross profit	9,936,896	18,266,671	3,922,965	1,234,048	—	33,360,580
Selling, general and
administrative expenses	5,516,094	13,833,174	2,142,533	987,982	2,321,705	24,801,488
Operating income (loss)	$4,420,802	$4,433,497	$1,780,432	$246,066	$(2,321,705)	$8,559,092

Depreciation and amortization	$569,431	$349,096	$600,175	$82,664	$54,000	$1,655,366

Capital expenditures	$584,427	$1,091,108	$53,023	$77,303	$1,384,924	$3,190,785

Assets	$47,954,950	$29,616,023	$7,395,038	$6,099,067	$11,481,019	$102,546,097

Nine months ended September 30, 2006:
Sales	$32,607,789	$40,251,874	$11,081,266	$5,461,184	$—	$89,402,113
Cost of sales	23,075,093	22,387,937	9,785,256	4,320,828		59,569,114
Gross profit	9,532,696	17,863,937	1,296,010	1,140,356	—	29,832,999
Selling, general and
administrative expenses	4,743,435	13,795,885	3,840,669	984,149	2,223,051	25,587,189
Operating income (loss)	$4,789,261	$4,068,052	$(2,544,659)	$156,207	$(2,223,051)	$4,245,810

Depreciation and amortization	$642,949	$331,461	$606,933	$215,585	$67,500	$1,864,428

Capital expenditures	$355,070	$215,676	$376,395	$22,616	$71,724	$1,041,481

Assets	$37,601,523	$25,149,083	$14,501,100	$4,562,676	$12,356,343	$94,170,725

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended September 30, 2007 and 2006 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2007:
Sales	$13,469,209	$15,368,992	$2,248,731	$2,004,338	$—	$33,091,270
Cost of sales	9,936,430	8,433,784	2,236,107	1,546,049		22,152,370
Gross profit	3,532,779	6,935,208	12,624	458,289	—	10,938,900
Selling, general and administrative expenses	1,931,473	4,888,112	566,619	350,690	698,990	8,435,884
Operating income (loss)	$1,601,306	$2,047,096	$(553,995)	$107,599	$(698,990)	$2,503,016

Depreciation and amortization	$162,970	$140,642	$188,776	$13,502	$18,000	$523,890

Capital expenditures	$451,232	$460,781	$2,436	$64,960	$1,375,361	$2,354,770

Three months ended September 30, 2006:
Sales	$10,795,380	$14,225,729	$3,743,802	$1,927,922	$—	$30,692,833
Cost of sales	7,703,395	7,771,856	3,221,128	1,543,027		20,239,406
Gross profit	3,091,985	6,453,873	522,674	384,895	—	10,453,427
Selling, general and administrative expenses	1,454,585	4,865,603	1,211,766	283,289	685,042	8,500,285
Operating income (loss)	$1,637,400	$1,588,270	$(689,092)	$101,606	$(685,042)	$1,953,142

Depreciation and amortization	$107,502	$120,584	$202,311	$41,758	$22,500	$494,655

Capital expenditures	$7,062	$88,617	$43,501	$17,503	$30,703	$187,386

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Nine Months Ended September 30
	2007	2006
Service cost	$36,000	$33,000
Interest cost	234,000	213,000
Expected return on plan assets	(228,000)	(195,000)
Amortization of unrecognized (gain)/loss	105,000	(15,000)
	$147,000	$36,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 66,362 shares and 69,413 shares for the respective three and nine month periods ended September 30, 2007. The dilutive effect of stock options for the three and nine month periods ended September 30, 2006 was 53,208 shares and 91,251 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 116,900 and 132,900 at September 30, 2007 and 2006, respectively.

NOTE 11 – BUILDING ACQUISITION

In July, 2007 the Company completed the acquisition of a new building to house its Twin Cities based operations. Cash expenditures to date for the property are $1,373,000. The purchase price also includes assumption by the Company (in a noncash transaction) of an existing mortgage against the building of $4,380,000. The Company expects additional build-out costs and move-in costs of the building will be approximately $1,200,000. The mortgage carries a fixed interest rate of 6.83% and matures January 1, 2019. The Company has put the building it presently owns in Minnetonka, MN up for sale and expects to complete a sale transaction before the end of 2007.

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

Nine Months Ended September 30, 2007 Compared to

Nine Months Ended September 30, 2006

Consolidated sales increased 4% in 2007 to $92,792,000 compared to $89,402,000 in 2006. Consolidated operating income in 2007 increased 102% to $8,559,000 compared to $4,246,000 in the first nine months of 2006. Net income in 2007 increased 66% to $6,059,000 compared to $3,642,000 in the first nine months of 2006. Consolidated operating income and net income in 2007 were significantly impacted by the recognition of $2,555,000 of revenue related to services provided by the JDL Technology segment to the U.S. Virgin Islands Department of Education (“VIDE”) in 2006 (see discussion below).

Suttle sales increased 14% in the first nine months of 2007 to $37,037,000 compared to $32,608,000 in the same period of 2006. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 14% to $15,870,000 in 2007 compared to $13,944,000 in 2006 due to higher sales of structured cabling products. Sales to the RBOCs accounted for 43% of Suttle’s sales in both 2007 and 2006. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 12% to $14,147,000 in 2007 compared to $12,626,000 in 2006 due to increased penetration of the Company’s products into the cable television market. Cable television suppliers are increasingly competing with traditional telephone companies for voice and internet customers through their triple play offerings. This customer segment accounted for 38% of sales in the first nine months of 2007 compared to 39% in 2006. International sales increased 35% to $2,904,000 and accounted for 8% of Suttle’s 2007 sales. Sales to other customers increased 6% to $4,115,000.

The following table summarizes Suttle’s 2007 and 2006 sales by its major product groups:

	Suttle Sales by Product Group
	2007	2006
Modular connecting products	$19,647,000	$19,733,000
DSL products	8,741,000	8,414,000
Structured cabling products	7,860,000	3,354,000
Other products	789,000	1,107,000
	$37,037,000	$32,608,000

Suttle’s gross margins increased 4% in the first nine months of 2007 to $9,937,000 compared to $9,533,000 in the same period of 2006. Gross margin percentage decreased to 27% in 2007 from 29% in 2006. The gross margin percentage decrease was because structured cabling products (the fastest growing product line) are sold at lower margins than the Company’s other products. Selling, general and administrative expenses increased $773,000 or 16% in the first nine months of 2007 compared to the same period in 2006 due to increased sales and marketing programs. Suttle’s operating income was $4,421,000 in the first nine months of 2007 compared to operating income of $4,789,000 in 2006.

JDL Technologies reported sales for the first nine months of 2007 of $10,333,000 compared to $11,081,000 in 2006. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2007	2006
Broward County FL schools	$4,541,000	$5,740,000
U.S. Virgin Islands Dept. of Education	4,520,000	488,000
Oakland CA schools	3,023,000
All other	1,272,000	1,830,000
	$10,333,000	$11,081,000

The Company currently is not recognizing revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) The Company’s 2007 revenues include $2,555,000 for services provided to the VIDE in 2006. The Company received E-Rate approval of those contracts in April and May, 2007. The VIDE’s application for E-Rate funds for the 2007-2008 funding year beginning July 1 is presently under government review; the Company is continuing to provide service pending approval. The Company expects the application to be approved; however a funding commitment decision letter has not been received as of the filing date of this report and accordingly revenue is not being recognized. Services provided to the VIDE in the third quarter of 2007 that were not included in revenues for the period totaled $862,000. Costs to provide the services have been expensed as incurred. The Company cannot predict if approval will be received in time to include revenue from services provided from July – December, 2007 in the Company’s fourth quarter financial results.

JDL’s sales to the Broward County schools declined due to lower equipment sales. The school district has completed the initial construction build-out of its telecommunications infrastructure. JDL expects continuing business with Broward County schools to be based on school district expansion, maintenance of existing plant and sales of additional services. The 2006 period also included $3,023,000 in revenues on a fixed price contract with the Oakland CA school district. The construction project was completed in the fall of 2006.

JDL’s gross margins were $3,923,000 in the first nine months of 2007 compared to $1,296,000 in the same period in 2006. Gross margins in 2007 and 2006 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDE contracts. Improvements in the 2007 gross margins due to the timing of revenue recognition were partially offset by increased depreciation charges of $108,000 due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. Selling, general and administrative expenses decreased in 2007 to $2,143,000 compared to $3,841,000 in 2006 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported operating income of $1,780,000 in the first nine months of 2007 compared to a $2,545,000 loss in the same period of 2006.

Transition Networks sales were $40,060,000 in the first nine months of 2007 compared to $40,252,000 in the same period of 2006. Transition Networks organizes its sales force and groups its customers geographically. Sales by customer regions in 2007 and 2006 were:

	Transition Networks Sales by Region
	2007	2006
North America	$28,832,000	$28,872,000
Europe, Middle East, Asia	5,243,000	5,205,000
Rest of world	5,985,000	6,175,000
	$40,060,000	$40,252,000

Sales in North America were consistent with 2006 levels. International sales decreased $152,000 or 1%. International sales in 2006 included an exceptionally large sale to Slovenia of $1,100,000; recurring business in that country in 2007 is below 2006 levels.

The following table summarizes Transition Networks’ 2007 and 2006 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2007	2006
Media converters	$34,764,000	$34,046,000
Ethernet switches	3,472,000	4,851,000
Ethernet adapters	1,139,000	642,000
Other products	685,000	713,000
	$40,060,000	$40,252,000

Gross margin on Transition Networks’ sales increased to $18,267,000 in 2007 from $17,864,000 in 2006. Gross margin as a percentage of sales improved to 46% in 2007 compared to 44% in 2006 due to additional outsourcing of production to lower cost Asian suppliers. Selling, general and administrative expenses increased $37,000 in 2007 to $13,833,000. Operating income increased to $4,433,000 in 2007 compared to $4,068,000 in 2006.

Austin Taylor’s revenues decreased 2% in the first nine months of 2007 to $5,363,000. Gross margin increased 8% to $1,234,000 in 2007 from $1,140,000 in 2006. Gross margin as a percentage of sales was 23% in 2007 compared to 21% in 2006. Operating income in 2007 was $246,000 compared to $156,000 in 2006. Austin Taylor restructured its business in 2006. Employee headcount was reduced, sales of unprofitable products were discontinued and manufacturing of other products was outsourced to Asian manufacturers. This process enabled Austin Taylor to compete more successfully for business and expand its profit margins.

Net investment income was $690,000 in 2007 compared to $511,000 in 2006 due to increased cash and investment balances and higher rates earned on funds invested. Income before income taxes increased to $9,250,000 in 2007 compared to $4,757,000 in 2006. The Company’s effective income tax rate was 34% in 2007 compared to 23% in 2006. The effective tax rate was fractionally higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years.

Three Months Ended September 30, 2007 Compared to

Three Months Ended September 30, 2006

Consolidated sales increased 8% in 2007 to $33,091,000 compared to $30,693,000 in 2006. Consolidated operating income in 2007 increased to $2,503,000 compared to $1,953,000 in the third quarter of 2006. Net income in 2007 increased to $1,802,000 compared to $1,595,000 in the third quarter of 2006.

Suttle sales increased 25% in the third quarter of 2007 to $13,469,000 compared to $10,795,000 in the same period of 2006. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 47% to $5,554,000 in 2007 compared to $3,767,000 in 2006 due to higher sales of structured cabling products. Sales to these customers accounted for 41% of Suttle’s sales in the 2007 third quarter compared to 35% of sales in 2006. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 4% to $5,029,000 in 2007 compared to $4,834,000 in 2006. This customer segment accounted for 37% and 45% of sales in the third quarters of 2007 and 2006, respectively. International sales increased 50% to $1,216,000 and accounted for 9% of Suttle’s third quarter 2007 sales. Sales to other customers increased 21% to $1,671,000.

The following table summarizes Suttle’s 2007 and 2006 sales by its major product groups:

	Suttle Sales by Product Group
	2007	2006
Modular connecting products	$6,430,000	$6,928,000
DSL products	3,580,000	2,404,000
Structured cabling products	3,193,000	1,143,000
Other products	266,000	320,000
	$13,469,000	$10,795,000

Suttle’s gross margins increased 14% in the third quarter of 2007 to $3,533,000 compared to $3,092,000 in the same period of 2006. Gross margin percentage decreased to 26% in 2007 from 29% in 2006. The gross margin percentage decrease was because structured cabling products (the fastest growing product line) are sold at lower margins than the Company’s other products. Selling, general and administrative expenses increased $477,000 or 33% in the third quarter of 2007 compared to the same period in 2006 due to increased sales and marketing programs. Suttle’s operating income was $1,601,000 in the third quarter of 2007 compared to operating income of $1,637,000 in 2006.

JDL Technologies reported 2007 third quarter sales of $2,249,000 compared to $3,744,000 in 2006. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2007	2006
Broward County FL schools	$2,085,000	$2,157,000
U.S. Virgin Islands Dept. of Education (VIDE)	122,000	344,000
Oakland CA schools		891,000
All other	42,000	352,000
	$2,249,000	$3,744,000

The Company currently is not recognizing revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) The Company’s 2007 and 2006 third quarter revenues do not include revenues for services provided to the VIDE because federal government approvals for the contracts were not received prior to the end of the respective fiscal periods. Unrecognized revenues related to services provided for the 2007 and 2006 quarterly periods were $862,000 and $748,000, respectively. Costs to provide the services have been expensed as incurred. The Company received E-Rate approval of the 2006 service contracts in April and May 2007 (and the revenue was recognized in the second quarter of 2007). Approval of the current contracts is still pending.

JDL’s sales to the Broward County schools declined due to lower equipment sales. The school district has completed the initial construction build-out of its telecommunications infrastructure. JDL expects continuing business with Broward County schools to be based on school district expansion, maintenance of existing plant and sales of additional services. The 2006 period also included $891,000 in revenues on a fixed price contract with the Oakland CA school district. The construction project was completed in the fall of 2006.

JDL gross margins were $13,000 in the third quarter of 2007 compared to $523,000 in the same period in 2006. 2007 gross margins were lower due to reduced volumes of equipment sales to Broward County. Selling, general and administrative expenses decreased in 2007 to $567,000 compared to $1,212,000 in 2006 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. Administrative expenses in the 2007 period included $161,000 in severance and restructuring expenses related to staff reductions and the transfer of JDL’s professional training and video services business lines to a former corporate officer. JDL reported an operating loss of $554,000 in the third quarter of 2007 compared to a $689,000 operating loss in the same period of 2006.

Transition Networks sales increased 8% to $15,369,000 in the third quarter of 2007 compared to $14,226,000 in 2006. Sales by customer regions in the 2007 and 2006 third quarters were:

	Transition Networks Sales by Region
	2007	2006
North America	$11,090,000	$9,604,000
Europe, Middle East, Asia	2,177,000	2,044,000
Rest of world	2,102,000	2,578,000
	$15,369,000	$14,226,000

Sales in North America increased $1,486,000 or 15%. The increase was largely due to sales to government customers which the Company believes were deferred from earlier in the year due to budget issues. International sales decreased $342,000 or 7% due to lower sales to Slovenia.

The following table summarizes Transition Networks’ 2007 and 2006 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2007	2006
Media converters	$12,694,000	$11,547,000
Ethernet switches	1,597,000	1,887,000
Ethernet adapters	882,000	344,000
Other products	196,000	448,000
	$15,369,000	$14,226,000

Gross margin on third quarter Transition Networks’ sales increased to $6,935,000 in 2007 from $6,454,000 in 2006. Gross margin as a percentage of sales was 45% in 2007, unchanged from the 2006 period. Selling, general and administrative expenses increased slightly to $4,888,000 in 2007 compared to $4,866,000 in 2006. Operating income increased to $2,047,000 in 2007 compared to $1,588,000 in 2006.

Austin Taylor’s revenues increased 4% in the third quarter of 2007 to $2,004,000. Gross margin increased 19% to $458,000 in 2007 from $385,000 in 2006. Gross margin as a percentage of sales was 23% in 2007 compared to 20% in 2006. Operating income in 2007 was $108,000 compared to $102,000 in 2006.

Net investment income was $225,000 in 2007 compared to $173,000 in 2006 due to increased cash and investment balances and higher rates earned on funds invested. Income before income taxes increased to $2,728,000 in 2007 compared to $2,126,000 in 2006. The Company’s effective income tax rate was 34% in 2007 compared to 25% in 2006. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities. This change in estimate resulted in a significant reduction in the effective tax rate in fiscal 2006 in comparison to prior years.

Liquidity and Capital Resources

At September 30, 2007, the Company had approximately $27,557,000 of cash and cash equivalents compared to $28,751,000 of cash and cash equivalents at December 31, 2006. The Company had current assets of approximately $82,285,000 and current liabilities of $12,413,000 at September 30, 2007 compared to current assets of $78,410,000 and current liabilities of $9,454,000 at December 31, 2006.

Net cash provided by operating activities was $6,725,000 in the first nine months of 2007 compared to $2,080,000 in the same period in 2006. The 2007 increase was due primarily to increased net income and changes in working capital. Net income was positively impacted by $2,555,000 revenue recognized and collected in cash in 2007 related to services that were provided in 2006. Significant working capital changes from December 31, 2006 to September 30, 2007 included increased accounts receivables of $1,293,000 due to increased sales and the timing of collections, increased inventory of $2,052,000, increased accounts payable of $1,015,000 due primarily to timing of inventory purchases and cash payments on those purchases, and reduced income tax payments due to prior year overpayments being applied against current year taxable income.

Net cash used in investing activities was $3,160,000 in the first nine months in 2007 compared to cash provided of $61,000 in the same period in 2006. In July, 2007 the Company completed the acquisition of a new building to house its Twin Cities based operations. Cash expenditures to date for the property are $1,373,000. The Company expects additional build-out costs and move-in costs of the building will be approximately $1,200,000. The acquisition also included assumption by the Company of an existing mortgage against the building of $4,380,000. The mortgage carries a fixed interest rate of 6.83% and matures January 1, 2019. The Company has put the building it presently owns in Minnetonka, MN up for sale and expects to complete a sale transaction before the end of 2007. Cash investments in other plant and equipment totaled $1,818,000 compared to $1,041,000 in 2006. 2007 additions include $282,000 in fixed assets purchased for Transition Networks’ new engineering and sales office in China. This operation will focus initially on providing software support for anticipated new product development. The office opened in the third quarter of 2007. Spending on capital additions to support the new office in China is expected to total $700,000 in 2007. Spending on other capital additions in 2007 is expected to total $1,400,000. In the 2006 period the Company collected $1,103,000 related to the sale of its Image Systems operations.

Net cash used in financing activities was $4,788,000 and $2,247,000 in the first nine months of 2007 and 2006, respectively. Cash dividends paid in the first nine months of 2007 were $2,644,000 ($.30 per common share) compared to $2,186,000 ($.25 per common share) in the same period in 2006. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first nine months of 2007, the Company purchased and retired 279,119 shares at a cost of $3,012,000. At September 30, 2007, 423,078 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (6.7% at September 30, 2007). There were no borrowings on the line of credit during the first nine months of 2007 or 2006. The credit agreement expires September 30, 2009 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2006 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2007, except for the adoption of FIN 48 as previously discussed.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. FIN 48 requires the Company to recognize the impact of a tax position in the Company’s financial statements if that position is likely to be sustained on audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized a decrease in the liability for unrecognized income tax benefits of $427,000, which has been reported as a cumulative effect of a change in accounting principle, and is reported as an adjustment to the beginning balance of retained earnings.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2007 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

Since April 2006 JDL has been the subject of an informal civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-Rate funding involving the VIDE. In addition to cooperating with DOJ investigators since April 2006 the Company has conducted its own internal investigation of its VIDE business. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-Rate funds may be affected by actions taken by other individuals or companies involved with the VIDE and E-Rate programs. If the VIDE were to be sanctioned by the E-Rate program as a result of the DOJ investigation, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-Rate program.

Items 2 – 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

(a)	The following exhibits are included herein:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99	Communications Systems, Inc. Press Release dated November 13, 2007 announcing 3rd quarter operating results

(b)	Reports on Form 8-K.

On October 1, 2007, the Company filed a current report on Form 8-K reporting under Item 5.02 the retirement of Paul N. Hanson as the Company’s Vice President and Chief Financial Officer at the end of 2007. The Company announced that David T. McGraw, currently serving as the President and General Manager of Suttle will succeed Mr. Hanson as Chief Financial Officer. The Company also announced that William G. Schultz has been appointed Executive Vice President and General Manager of Transition Networks, Inc.

On September 17, 2007, the Company filed a current report on Form 8-K reporting under Item 8.01 the authorization of the Board of Directors to repurchase, within its discretion, up to 500,000 shares of the Company’s common stock.

On September 4, 2007, the Company filed a current report on Form 8-K reporting under Item 5.02 the departure of Daniel Easter from his position as President and General Manager of Transition Networks, Inc.

On August 17, 2007, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.02 and 9.01 the press release announcing its financial results for the three and six month periods ended June 30, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.
	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: November 14, 2007		President and Chief Executive Officer

/s/ Paul N. Hanson
Paul N. Hanson
Date: November 14, 2007		Vice President and Chief Financial Officer