Form 10-K
period 2007-12-31
COMMUNICATIONS SYSTEMS INC
filed 2008-03-31
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0957999

(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

10900 Red Circle Drive, Minnetonka, MN 55343
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Report Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $69,314,000 based upon the closing sale price of the Company’s common stock on the American Stock Exchange (“AMEX”) on June 30, 2007.

As of March 15, 2008 there were outstanding 8,615,568 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2008 are incorporated by reference into Part III of this Form10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), provides telecommunications network design, specification and training services to educational institutions; Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding operations in the various segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the Suttle brand name in the United States (U.S.) and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Suttle also markets a line of DSL (Digital Subscriber Line) filters for the telecommunications market. Approximately 53% of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 47% are purchased from offshore contract manufacturers. Segment sales were $48,135,000 (40% of consolidated revenues) in 2007 and $42,690,000 (37% of consolidated revenues) in 2006.

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

Suttle produces a full product line of residential structured wiring equipment used for customer premise applications for voice, data, video, and entertainment distribution. This line of products consists of structured wiring enclosures which are recessed or surface mounted in a residence or small business, and a series of plug-and-play modules which snap into the enclosures to complete the system. The modules selected determine the application of service and the number of ports or connections can be scaled up by adding more modules. These products are marketed under the SOHO AccessTM line of products. Suttle’s residential wiring systems range in price from $40.00 to $250.00.

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

Suttle’s customers include the major communication companies including both telephone and cable service provider companies. The major telephone companies include Verizon, ATT (formerly Bell South and SBC Communications), and Qwest. Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales to the major telephone companies (including DSL), both directly and through distribution, represented 43% of Suttle’s sales in 2007 and 42% in 2006. The cable companies include Comcast, Time Warner, Cox Communications, and Charter as well as other cable companies. Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, original equipment manufacturers, and retailers. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and original equipment manufacturers (OEM) are made through a nationwide network of distributors and through the Suttle sales staff. Sales to cable television distributors represented 11% of Suttle’s sales in 2007 and 12% in 2006. Sales to OEMs and other distributors were 27% of Suttle’s sales in 2007 and 26% in 2006. Sales to international customers and other customers represented 19% of Suttle’s sales in 2007 and 20% in 2006.

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

          Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2008 were approximately $1,972,000 compared to approximately $2,082,000 at March 1, 2007. New orders are generally filled within 30 days. Suttle does not believe its order book is a significant indicator of future results.

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

(ii) Transition Networks

Transition Networks, Inc. (“Transition Networks”) has business operations in Minnetonka, Minnesota. Transition Networks designs, assembles and markets media converters, baluns, transceivers, network interface cards, and fiber hubs under the Transition Networks and MiLAN Technologies brand names. Transition Networks sells its product through distributors, resellers, integrators, and OEMs. These media converter and rate conversion products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $53,063,000 (44% of consolidated sales) in 2007 compared to $52,863,000 (46% of consolidated sales) in 2006. International sales accounted for 28% of Transition’s sales or $14,937,000 in 2007, compared to $14,675,000 or 28% of Transition’s sales in 2006.

          Products

Transition Networks designs, assembles and sells media converter devices, Ethernet switches and wireless access points and bridges that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products assist customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, ATM, OC3, OC12, and more. The company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from IC manufacturers such as Marvell® and Broadcomm® for the development of new products. Product hardware and software development is done internally and is expensed when incurred. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet based networking products for approximately 14 years. Transition Networks continues to develop products that address the enterprise, service provider, and industrial markets and in addition targets specific vertical markets including government and education.

          Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing operations. In 2007, approximately 19% of its products were manufactured offshore, principally in the Far East. The offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The balance of its product is manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary product.

          Markets and Marketing

Transition Networks’ products are used in a broad array of markets including enterprise networks, service providers’ networks, security and industrial environments such as in manufacturing processes. Transition Networks has a broad customer base and applications for its products.

The media conversion product line addresses and is utilized in a variety of applications. The chassis based system, the Point System™, is used primarily in telecommunication closets for high-density applications and when multiple protocols need to be supported. Stand alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in both the central closet and at the end user station.

Marketing primarily consists of direct marketing utilizing a telesales force, tradeshows, trade magazine advertising, on-line advertising, web site and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

The Company’s “Transition Networks” and “MiLAN” brand names are important to its business. The Company regularly supports these names by trade advertising and believes them to be well known in the marketplace.

          Research and Development

Transition Networks continues to develop products that address the enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets. Some of these products include video for CCTV, remote management devices built on the IEEE® 802.3AH standard, Metro Ethernet Forum (MEF)® standards and Power Over Ethernet based on the IEEE® 802.3AF standard. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $592,000 in 2007 compared to $578,000 in 2006.

Throughout 2007 all of Transition Network’s research and development operations have been conducted in the United States and China. Transition opened an engineering and sales office in China in the third quarter of 2007. The Company expects this operation to focus on providing software support for anticipated new product development.

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

          Order Book

Outstanding customer orders for Transition Networks products were approximately $5,544,000 at March 1, 2008 and $1,977,000 at March 1, 2007. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the order book is not considered a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Minnetonka Minnesota (“JDL”), provides telecommunications network design, specification, and training services to K-12 educational institutions. JDL focuses on providing services to the top 100 school districts in the United States, including all hardware, software, training, communications and services required to meet the business and educational learning requirements of the individual schools. . JDL sales are dependent upon two major customers, the Broward County, Florida school district and the U.S. Virgin Islands’ Department of Education (“VIDE”). (See discussion below for current status of the VIDE contract). Sales to these two customers provided approximately 90% of 2007 revenue. Sales by JDL for 2007 were $13,219,000 (11% of consolidated sales) compared to 2006 sales of $12,929,000 (11% of consolidated sales). Sales of hardware, software and related equipment totaled $6,009,000 in 2007 or 45% of JDL sales compared to $8,630,000 in 2006 or 67% of JDL sales. Training, support, consulting and connectivity revenue were $7,210,000 and $4,299,000 in 2007 and 2006, respectively.

          U.S. Virgin Islands’ Department of Education

Since 2001, JDL has owned and operated a network providing interconnection, internet and other telecommunications services to the schools and administration facilities of the VIDE. JDL’s revenues from the VIDE were $6,223,000 and $626,000 in 2007 and 2006 respectively. JDL’s net investment in plant and facilities used to provide service to the VIDE totaled $2,293,000 and $2,212,000 at December 31, 2007 and 2006 respectively. JDL’s assets also include $704,000 of goodwill.

The Federal Communications Commission (“FCC”) provides funding each year through it E-RATE program to schools throughout the U.S. to enable them to purchase computer network, telecommunications and Internet equipment and services. E-RATE funding eligibility is determined annually by the Schools and Libraries Division (“SLD”) of the Universal Service Administration Company. Funding awards are based on the costs to provide eligible services and the economic circumstances of the residents of the respective school districts. It is not unusual for telecommunications vendors to schools eligible for E-RATE funding to provide equipment and services under contracts for which the SLD funding approval process is incomplete. At December 31, 2005, JDL was providing service to and recognizing revenues from the VIDE for the 2005 – 2006 school year under a contract that had not been approved by the SLD as it was determined at that time to be remote that funding would not be approved. VIDE is dependent on E-RATE funding for up to 90% of the cost of many of the services provided by JDL.

Beginning in April 2006, JDL has been a subject of a civil investigation by the U.S. Department of Justice (“DOJ”) regarding allegations that JDL (and other parties) made false claims for E-RATE funding involving the VIDE. In addition to cooperating with DOJ investigators since April 2006, the Company has conducted its own internal investigation of its VIDE business, and during 2007 the level of DOJ investigative activity declined substantially compared to 2006.

As a result of its internal investigation the Company believes that JDL has acted ethically and legally in its dealings with the VIDE and the E-RATE program. Moreover, to date neither the DOJ nor any other agency has furnished JDL with specific information indicating any program violation or other basis for a claim and the Company believes that DOJ’s investigation of JDL will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. This gave rise to the possibility that if the VIDE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDE would not be approved for payment by the SLD until the SLD was satisfied that the VIDE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the DOJ investigation of VIDE, SLD’s review of VIDE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company determined it could not recognize revenue on JDL’s VIDE contracts in 2006, until it received a Funding Commitment Decision Letter (“FCDL”) from the SLD approving the contracts. The Company has since been paid in full for the 2005-2006 and 2006 – 2007 school year. However, the Company will maintain this approach and will continue to do so until it becomes convinced that such approvals are routine and that it is remote funding will not be approved and that financial reports including such revenues can be relied upon as accurate. (A further discussion of JDL’s revenue recognition policies can be found in Note 1 to the consolidated financial statements under Item 8 herein.)

In April 2007 and May 2007, the SLD approved the contracts between JDL and the VIDE for the 2005 – 2006 and 2006 – 2007 school years and issued the appropriate FCDLs. As a result of the approvals, JDL recognized $2,555,000 of revenue for services provided to the VIDE in the second quarter of 2007. The Company received SLD approval of its VIDE network service contracts for the 2007 – 2008 school year in March 2008. It is continuing to pursue and expects to receive shortly the approval of its maintenance contract for the same period. Unrecognized revenue related to these contracts totaled $2,013,000 at December 31, 2007.

On January 17, 2008 the Company was notified that JDL was not selected as a vendor to provide services to VIDE for the 2008 – 2009 school year. See Item 7 and Note 11-Subsequent Events in the notes to the consolidated financial statements under Item 8 herein for further impairment discussion.

          Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $6,330,000 at March 1, 2008 and $7,853,000 at March 1, 2007. JDL’s contracts with certain customers are subject to approval by the SLD as discussed above. Approved amounts could vary from the original contracts.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. (“Austin Taylor”) is located in Bethesda, North Wales, United Kingdom. Austin Taylor is a provider of telephony and data networking products to leading telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $6,826,000 (6% of consolidated revenues) in 2007 and $6,958,000 (6% of consolidated revenues) in 2006.

Austin Taylor has a strong supply chain product development relationship with its Chinese supplier which has been established over a number of years. At the plant in Bethesda the company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 61% and 57% of Austin Taylor sales were to U.K. customers in 2007 and 2006.

Outstanding customer orders for Austin Taylor products were approximately $438,000 at March 1, 2008 compared to $171,000 at March 1, 2007. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(2) Employment Levels

As of March 1, 2008 the Company employed 499 people. Of this number, 310 were employed by Suttle (including 130 in Hector, Minnesota and 180 in Costa Rica), 110 by Transition Networks, Inc., 30 by JDL Technologies, Inc., 31 by Austin Taylor Communications, Ltd and 18 corporate general and administrative positions. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2008 were as follows:

Name	Age	Position[1]

Jeffrey K. Berg	65	President and Chief Executive Officer [2007][2]

David T. McGraw	56	Vice President, Treasurer and Chief Financial Officer [2008][3]

Paul N. Hanson	61	Vice President – Finance, Treasurer, Secretary and Chief Financial Officer [1982][4]

William G. Schultz	39	Vice President and General Manager, Transition Networks, Inc. [2007] [5]

Bruce Blackwood	45	Vice President and General Manager, Suttle [2007][6]

Michael J. Skucius	54	Vice President and General Manager JDL Technologies, Inc. [2007][7]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2

Mr. Berg was appointed Chief Executive Officer of Communications Systems, Inc. in June 2007. From November 2000 to June 2007 he served as the Company’s Chief Operating Officer and was named President of the Company in March 2002. Prior to November 2000, Mr. Berg served as President of the Company’s Suttle operations.

3

Mr. McGraw was appointed Chief Financial Officer in January, 2008. From September 2002 to December 2007 he served as President of Suttle. From May 2001 to August 2002, he served as Chief Operating Officer of JDL Technologies, Inc. Prior to May 2001, he was Vice President-General Manager of Precision Diversified Industries in Plymouth, MN.

4	Mr. Hanson joined Communications Systems Inc. as Chief Financial Officer and Vice President of Finance in 1982 and served in these capacities until his retirement in December, 2007.

5

Mr. Schultz was appointed Vice President and General Manager of Transition Networks, Inc. in October 2007. From May 2000 to September 2007, he served as Transition Networks Vice President of Marketing. Prior to May 2000, he was Distribution Business Manager for AMP Division of Tyco International, Ltd.

6

Mr. Blackwood was appointed Vice President and General Manager of Suttle in December 2007. From July 2001 to November 2007 he served as Suttle’s Vice President of Sales. Prior to July 2001 he was Vice President of Sales for Americable.

7	Mr. Skucius was appointed Vice President and General Manager of JDL Technologies in July 2007. From 1980 to 2007 he was Director of Management Information Services for Communications Systems, Inc.

(d)	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 10 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

ITEM 1A.     RISK FACTORS

The risks described below are material in relation to our business, financial condition and results of operations and could adversely impact the achievement of forward looking statements. Accordingly, the following risk factors should be considered when reviewing other information set forth in this report:

•

A failure to maintain effective internal controls could adversely affect our business. The Company is in the process of documenting and testing its internal controls as required by the Sarbanes-Oxley Act of 2002. The Company has incurred significant costs in complying with these requirements, including increased staffing costs, increased accounting and auditing fees and more consulting fees. In addition, the requirements of Sarbanes-Oxley may limit the ability of the Company to make future acquisitions or will restrict the types of business it can consider acquiring. Failure by the Company to adequately meet the internal control requirements would be reported in the Company’s filings to the Securities and Exchange Commission – which could negatively impact the Company’s reputation and its stock price.

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

•

Our stock price is volatile. Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur day-to-day or over a longer period of time and may be accentuated by the lack of liquidity in our stock. The factors that may cause such fluctuations include, without limitation:

	-	Announcements of new products and services by us or our competitors;

	-	Quarterly fluctuations in our financial results or the financial results of our competitors or customers;

	-	Increased competition with our competitors or among our customers;

	-	Consolidation among our competitors or customers;

	-	Disputes concerning intellectual property rights;

	-	The financial health of Communications Systems, Inc., our competitors or our customers;

	-	General economic conditions in the United States or internationally; and

	-	Rumors or speculation regarding our future business results and actions.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

•

JDL Technologies has made investments in plant and equipment to support its business with Broward County schools and the U.S. Virgin Islands Department of Education (VIDE). JDL’s business arrangements with these entities are generally based on contracts with durations of one-year or less. Should JDL lose its business of these customers, whether due to competition or for other reasons, its operations could be harmed and the value of its assets impaired. On January 17, 2008 the Company was notified by VIDE, a long term customer of JDL since 1998 that the Company was not selected as a vendor to provide services for the 2008 – 2009 school year. See Item 7 and Note 11-Subsequent Events in the Notes to the Financial Statements in Item 8 of this report for further impairment discussion

•

In April 2006, the Company was notified that JDL Technologies was being investigated by the U.S. Department of Justice regarding false claims for E-RATE funding involving the VIDE. Should the investigation result in a determination that JDL acted improperly or illegally the resulting fines or sanctions could negatively affect the Company’s operations and financial position.

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

•

Government funding of education technology spending could significantly impact the operations of JDL Technologies which recognized revenue of approximately $7.9 million and $3.0 million related to federal funding in fiscal years 2007 and 2006, respectively. Costs to comply with government requirements necessary to obtain funding could adversely affect profit margins. Failure by JDL or its customers to comply with these requirements could make needed funding unavailable.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The administrative and manufacturing functions of CSI are conducted at the following facilities:

1.

In Minnetonka, Minnesota the Company owns a 105,000 square foot building where its executive and administrative offices are located, and Transition Networks has its warehouse, assembly, engineering and administrative operations and the operations of JDL are conducted. Suttle has located its sales and marketing and product management there also. This building is subject to a mortgage.

2.	In Hector, Minnesota the Company owns a 15,000 square foot building where certain administrative support functions are located.

3.

Suttle’s manufacturing and engineering is conducted at two locations. In Hector, Minnesota, the Company owns three plants totaling 68,000 feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

4.	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

5.	Transition Networks, Inc. leases a 20,000 square foot facility in Eden Prairie, Minnesota, which is presently vacant.

6.	The Company owns a 35,000 square foot building in Lawrenceville, Illinois. This facility is currently leased to other tenants.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS

Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to cooperating with DOJ investigators, the Company conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own internal investigation, the Company believes it has acted ethically and legally in its business dealings with VIDE and in its compliance with E-RATE program requirements and believes the DOJ investigation will be resolved without material additional cost to the Company. Nevertheless, the possibility exists that the DOJ may exert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

A former officer of one of the Company’s subsidiaries has asserted, directly and through legal counsel, that, in addition to a retirement benefit he is currently receiving, the Company should also provide commencing June 1, 2004 a lifetime supplemental retirement benefit of approximately $100,000 per year based on the former officer’s interpretation of the meaning of certain terms in the former officer’s employment contract with the subsidiary and in a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for this supplemental retirement benefit. While the former officer has, since 2004, threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted and believes the former officer’s claims will be resolved without material cost to the Company.

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by AMEX for 2007 and 2006.

	2007		2006

	High	Low	High	Low

First	$11.33	$9.51	$12.29	$10.30
Second	11.47	9.41	11.54	9.34
Third	11.65	9.79	10.82	8.72
Fourth	12.02	9.50	10.70	8.65

(b)	HOLDERS

At March 15, 2008 there were approximately 830 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2008	$.12
October 1, 2007	.12
July 1, 2007	.10
April 1, 2007	.10
January 1, 2007	.10
October 1, 2006	.09
July 1, 2006	.09
April 1, 2006	.08
January 1, 2006	.08

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2007:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	205,450	$9.33	963,489
1992 Stock Plan-Nonemployee Director Plan	192,000	$10.73	28,000
1990 Employee Stock Purchase Plan	3,757	11.28	4,345

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	COMPARATIVE STOCK PERFORMANCE

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the AMEX Total Return Index (U.S. and Foreign), the AMEX Technology (IT) Index, the AMEX Consumer Manufacturing Index and the AMEX Industrial Manufacturing Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2002 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2002	2003	2004	2005	2006	2007

Communications Systems, Inc.	$100.000	$102.660	$157.177	$164.956	$141.112	$172.045
AMEX U.S. and Foreign	100.000	138.978	161.577	185.343	217.272	235.314
AMEX Technology	100.000	154.005	178.158	169.696	211.530	241.824
AMEX Consumer Manufacturing	100.000	132.803	201.059	247.982	295.741	318.484
AMEX Industrial Manufacturing	100.000	176.621	187.332	264.172	226.952	223.546

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	REPURCHASES OF ISSUER’S EQUITY SECURITIES

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. The following table shows the activity for the three months ending December 31, 2007:

Month Ending	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of a Publically Announced Plan	(d) Maximum Number of Shares that may yet be Purchased Under the Plan

October 2007	619	$11.12	619	422,459
November 2007	51,728	10.75	51,728	370,731
December 2007	39,769	11.73	39,769	330,962

ITEM 6.	SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2007	2006	2005	2004	2003

Selected Income Statement Data	(1)	(1)
Sales from Continuing Operations	$121,243	$115,440	$115,382	$108,555	$102,411

Costs and Expenses:
Cost of Sales	78,357	76,853	77,861	72,947	72,949
Selling, General and Administrative Expenses	32,623	33,562	31,651	27,979	25,442

Total Costs and Expenses	110,980	110,415	109,512	100,926	98,391

Operating Income from Continuing Operations	10,263	5,025	5,870	7,629	4,020

Other income (expense), Net	1,760	698	448	167	315

Income from Continuing Operations Before Income Taxes	12,023	5,723	6,318	7,796	4,335
Income Tax Expense	4,512	1,228	1,728	2,865	1,618

Income from Continuing Operations	7,511	4,495	4,590	4,931	2,717
Net Loss from Discontinued Operations			(120)	(168)

Net Income	$7,511	$4,495	$4,470	$4,763	$2,717

Basic Net Income (loss) Per Share
Continuing Operations	$.86	$.52	$.53	$.60	$.33
Discontinued Operations			(.01)	(.02)

	$.86	$.52	$.52	$.58	$.33

Diluted Net Income (loss) Per Share
Continuing Operations	$.85	$.51	$.52	$.59	$.33
Discontinued Operations			(.01)	(.02)

	$.85	$.51	$.51	$.57	$.33

Cash Dividends Per Share	$.42	$.34	$.27	$.17	$.16

Average Dilutive Shares Outstanding	8,831	8,807	8,716	8,321	8,186

Selected Balance Sheet Data
Total Assets	$100,760	$92,723	$92,883	$89,481	$79,096
Property, Plant and Equipment, Net	13,945	8,580	8,300	7,040	4,871
Long-term liabilities	4,045	724	1,332	406
Stockholders’ Equity	84,931	82,545	79,851	77,051	70,840

(1)	During the second quarter of fiscal 2007, the Company recognized approximately $2.55 million of revenue related to services that were invoiced and expensed in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of such risk factors, please see Item 1A above.

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

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109”, (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007 – Note 9 to the consolidated financial statements in Item 8 herein. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

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

Asset Impairment

We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard requires that if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

We believe the accounting estimates related to potential asset impairments are critical as they require management to make assumptions about future cash flows and the impact of recognizing an impairment could have a significant effect on operations.

On January 17, 2008 the Company was notified by the United States Virgin Island Department of Education (USVI), a long term customer of JDL Technologies since 1998 that the Company was not selected as a vendor to provide services for the period from July 1, 2008 to June 30, 2009. This notification was completely unexpected by the Company.

Related to this contract in 2002, JDL Technologies installed a wireless network (the wireless hardware network infrastructure is owned by JDL Technologies). The Company has a net book value of approximately $2 million in network infrastructure at the USVI.

The Company is actively appealing the vendor selection. If this appeal is not successful, the Company will consider the following options related to the network infrastructure assets:

1.	Sell the assets to the awarded vendor or the USVI

2.	Lease the assets to the awarded vendor or the USVI

3.	Remove all assets and sell for salvage

The loss of the VIDE contract for 2008 - 2009 represents an event that requires the related asset group to be tested for impairment in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and the related goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. The Company will complete this evaluation in the first quarter of fiscal 2008, and there will more than likely be an impairment of goodwill (total goodwill at risk is $704,000) and impairment of the network infrastructure (total net book value at risk of $ 2,624,000).

As part of our impairment evaluation at December 31, 2007, we assessed the probability JDL would be selected as the vendor for the VIDE for the upcoming contract year. Based on the factors discussed below we had no indication or expectation at December 31, 2007 that JDL would not be selected as the service provider and based on information available at December 31, 2007, we determined it unlikely its VIDE long-lived asset group was impaired due to the Company not receiving selection for year 11 services. This is based on the following information as of December 31, 2007:

•

JDL has had a long history of successfully renewing the contracts and there was no reason to believe that this would not continue to happen in the current year given our significant past history. Our response to the VIDE’s request for proposal (“RFP”) was submitted within the required timeframe.

•

As noted above, JDL owns the wireless network in the U.S. Virgin Islands (“USVI”). We believed that it was unlikely that a competitor could provide similar service at a competitive price to the customer due to the high cost of duplicating the network.

•

At December 31, 2007, the selection process was not far enough along to give us any indication that JDL would not receive the 2008 - 2009 contract. We received no correspondence from the VIDE related to the selection process that indicated JDL would not be the successful bidder.

•

VIDE had not selected a vendor at December 31, 2007. Oral presentations related to the RFP were made to the VIDE on January 15, 2008. We were not notified about the results of the selection process until January 17, 2008.

Based on the above (including consideration/aggregation of the potential impairment indicators noted above) it appears reasonable that as of December 31, 2007, there were no long-lived asset groups that should have be tested for recoverability as there was no indication that the carrying amount may not be recoverable as of that date. The Company has concluded that the notification of vendor selection in January 2008 represents an impairment indicator and will test the related assets for impairment in the first quarter of 2008.

Goodwill Impairment: Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded. The Company had net goodwill of $5,264,000 in each of the years ended December 31, 2007, 2006, 2005 and 2004. Carrying amounts of goodwill by segment as of December 31, 2007 are as follows: Suttle $1,272,000; Transition Networks $3,288,000; JDL Technologies $704,000.

Due to several factors, the JDL Technologies segment experienced lower than expected margins and return on capital invested in fiscal 2007 and 2006. At December 31, 2007 the Company’s projections for margins and return on capital in the JDL segment indicated that its goodwill was not impaired. On January 17, 2008, a major customer of the JDL Technologies segment for the last several years, VIDE notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. See Note 11-Subsequent Events in the notes to the consolidated financial statements under Item 8 herein for further impairment discussion. The loss of the VIDE contract for 2008 - 2009 represents an event that requires goodwill to be tested for impairment in accordance with SFAS 142. The Company will complete this evaluation in the first quarter of fiscal 2008, and there could be an impairment of goodwill (total goodwill at risk is $704,000).

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

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In the Suttle, Transition Networks and Austin Taylor segments, the earning process completion is evidenced through the shipment of goods, based on the sales terms of these segments, the risk of loss is transferred upon shipment or delivery to customers and there are no significant obligations subsequent to that point. Other than the sales returns as discussed above, there are not significant estimates related to revenue recognition for these segments.

JDL Technologies records revenue on hardware, software and related equipment sales and installation contracts when the revenue recognition criteria are met and the products are installed and accepted by the customer. In 2005, JDL entered into a fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract was recognized on a percentage-of-completion basis. The method used to determine the progress of completion was based on the ratio of costs incurred to total estimated costs.

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our experience with the funding process, our history of being approved for funding for covered services and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

In order to make the “remote” conclusion quarterly we made an assessment that included consideration of the following:

-	Compliance with critical e-rate program requirements by JDL and the VIDE

-	Any program changes including but not limited to the following:

	-	Priority of payments,

	-	Allowance of retroactive payment for services provided, etc.

-	Changes in funding levels for similar applicants

-	Any indications that the contract prices are not fixed (the SLD would approve amounts different than those submitted)

-	Significant changes to the prices or services provided from the services that were approved in the prior year

-	Prior history of payments and funding terms

-	Any changes to the probability of collecting for services provided

During the year ended December 31, 2005 we recognized revenue in advance of the funding approval by SLD because we had sufficient evidence to conclude that it was remote that funding would not be approved.

In early April 2006, we had not received funding approval for the June 30, 2005 to June 30, 2006 school year. During our quarterly revenue recognition review process we received a letter from the Department of Justice (DOJ) informing us that we were the subject of an investigation regarding false claims to the E-RATE program involving the VIDE. This investigation involved other parties as well. An internal investigation was started immediately by compiling and safeguarding relevant records.

Effective January 1, 2006, our policy is not to recognize E-RATE revenue on our VIDE contracts until they are approved by the SLD, as we concluded there was more than a remote chance that funding would not be approved. During the year ended December 31, 2006 unrecognized revenue related to services provided to the VIDE was $2,555,000. This revenue was recognized in the second quarter of 2007, when SLD approval was received. The Company did not receive SLD approval of any part of its VIDE service contracts for the 2007 – 2008 school year until March 2008. Unrecognized revenue related to this contract totaled $2,013,000 at December 31, 2007. We continue to monitor this situation and will recognize the revenue in accordance with our policy if and when it is appropriate.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2007 Compared to 2006

Sales from continuing operations were $121,243,000 in 2007, a 5% increase from sales of $115,440,000 in 2006. Operating income from continuing operations increased 104% to $10,263,000 from $5,025,000 in 2006. Income from continuing operations before income taxes increased 110% to $12,023,000 from $5,723,000 in 2006. Income from continuing operations increased 67% to $7,511,000 in 2007 compared to $4,495,000 in 2006. The sale of one of the Company’s buildings in Minnetonka in December 2007 resulted in a gain on sale of assets of approximately $834,000.

Suttle sales increased 13% to $48,135,000 in 2007 compared to $42,690,000 in 2006. Sales to the major telephone companies increased 15% to $20,581,000 in 2006 compared to $17,893,000 in 2006. Sales to these customers accounted for 43% of Suttle’s sales in 2007 compared to 42% of sales in 2006. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 12% to $18,482,000 in 2007 compared to $16,443,000 in 2006. This customer segment accounted for 38% of sales in 2007 compared to 39% in 2006. International sales increased 47% to $3,940,000 and accounted for 8% of Suttle’s 2007 sales. Sales to other customers decreased 10% to $5,108,000. Suttle’s inventory increased by $2,951,000 to $18,360,000. This increase was due to a buildup for a new marketing focus of the small office and home office product line for expected 2008 sales. It is expected that this level will decrease in the first half of 2008.

The following table summarizes Suttle’s 2007 and 2006 sales by product group:

	Suttle Sales by Product Group

	2007	2006

Modular connecting products	$24,146,000	$25,089,000
DSL products	12,278,000	11,720,000
Structured cabling products	10,866,000	5,011,000
Other products	845,000	870,000

	$48,135,000	$42,690,000

Suttle’s gross margins increased to $13,030,000 in 2007 compared to $12,441,000 in 2006. The gross margin percentage was 27% in 2007 compared to 29% in 2006. The decrease in gross margin as a percentage of sales was due to the change in product mix and customer mix. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Competition for business with major telephone companies is intense. Imports from Asia were 16% higher in 2007 than in 2006. Selling, general and administrative expenses increased 13% to $7,202,000 in 2007 from $6,370,000 in 2006. The increase was primarily due to increases in off-site warehouse expenses, commissions and sales incentives and other wages and fringe benefits, which increased $634,000 or 10%. Suttle’s operating income declined 4% to $5,828,000 in 2007 from $6,071,000 in 2006.

Transition Networks sales increased slightly to $53,063,000 compared to $52,863,000 in 2006. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2007 and 2006 were:

	Transition Networks Sales by Region

	2007	2006

North America	$38,126,000	$38,188,000
Europe, Middle East, Asia (“EMEA)”	6,890,000	6,480,000
Rest of world	8,047,000	8,195,000

	$53,063,000	$52,863,000

Sales in North America remained flat compared to 2006. Sales in Latin America and Asia grew approximately 6%, while sales in the Europe, Middle East and Asia regions declined 2% compared to 2006.

The following table summarizes Transition Networks’ 2007 and 2006 sales by product group:

	Transition Networks Sales by Product Group

	2007	2006

Media converters	$44,500,000	$45,844,000
Ethernet switches	5,720,000	5,418,000
Ethernet adapters	2,516,000	1,384,000
Other products	327,000	217,000

	$53,063,000	$52,863,000

Gross margin increased to $24,211,000 in 2007 compared to $23,261,000 in 2006 due to additional outsourcing of production to lower cost offshore suppliers. Gross margin as a percentage of sales increased to 46% in 2007 compared to 44% in 2006. Selling, general and administrative expenses increased 1% to $18,608,000 in 2007 from $18,501,000 in 2006 due to increases in the sales force headcount and marketing program incentives and expenses. Marketing, advertising and other selling costs increased $145,000 or 1% due to an increase in contracted sales personnel. Operating income for the combined units increased 18% to $5,603,000 in 2007 compared to $4,760,000 in 2006.

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) increased to $13,219,000 in 2007 compared to $12,929,000 in 2006. The following table summarizes JDL’s revenues by customer group in 2007 and 2006:

	JDL Revenue by Customer Group

	2007	2006

Broward County FL schools	$5,716,000	$7,069,000
U.S. Virgin Islands Dept. of Education (VIDE)	6,223,000	627,000
Oakland CA schools		3,023,000
All other	1,280,000	2,210,000

	$13,219,000	$12,929,000

In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company recognized the $2,555,000 of revenue from these contracts in its second quarter 2007 financial statements when funding was approved for these services.

Revenues earned in Broward County FL declined $1,353,000 or 10% in 2007. This reflects a major infrastructure rollout completed in 2006. The Company expects 2008 revenues to be consistent with 2007 because JDL also offers training and professional development services to school districts throughout the U.S. Revenues from these services increased 21% to $1,280,000 in 2007.

Gross margins earned by JDL in 2007 increased to $4,033,000 compared to $1,507,000 in 2006. Gross margins in 2007 and 2006 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDE contracts. Selling, general and administrative expenses decreased 48% to $2,466,000 from $4,708,000 in 2006. The decrease was due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL had operating income of $1,567,000 in 2006 compared to an operating loss of $3,202,000 in 2006.

As discussed in the “Critical Accounting Policies” in January 2008, the Company was notified by the USVI that they were not selected as a vendor to provide services from July 1, 2008 to June 30, 2009. If the Company is not successful in winning the contract back in the future, the revenue and operating income at JDL will be significantly impacted. Operating margins on this contract have historically been approximately 25%-30%.

Austin Taylor’s revenues decreased 2% in 2007 to $6,826,000. Gross margin increased to $1,611,000 in 2007 from $1,378,000 in 2006. Gross margin as a percentage of sales improved to 24% in 2007 from 20% in 2006. Operating income in 2007 was $479,000 compared to $385,000 in 2006.

Net investment and other income increased to $1,760,000 in 2007 compared to $698,000 in 2006 due to increased earnings on cash investments. The Company generally invested its excess cash in money market funds in 2007. The combination of the state and foreign income taxes increased the Company’s 2007 tax rate to 38% compared to a normal U.S. rate of 34%.

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

Suttle’s sales declined 10% to $42,690,000 in 2006 compared to $47,324,000 in 2005. Sales to the major telephone companies declined 31% to $17,893,000 in 2006 compared to $26,094,000 in 2005. Sales to these customers accounted for 42% of Suttle’s sales in 2006 compared to 55% of sales in 2005. The principal reason for the decline was the loss of contracts to provide DSL products to Suttle’s largest customer. Sales under the contracts declined $7,788,000 in 2006 compared to 2005. Suttle recovered a portion of this business in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors increased 22% to $16,443,000 in 2006 compared to $13,491,000 in 2005. This customer segment accounted for 39% of sales in 2006 compared to 29% in 2005. International sales increased 10% to $2,683,000 and accounted for 6% of Suttle’s 2006 sales. Sales to other customers increased 7% to $5,671,000.

The following table summarizes Suttle’s 2006 and 2005 sales by product group:

	Suttle Sales by Product Group

	2006	2005

Modular connecting products	$25,089,000	$25,483,000
DSL products	11,720,000	18,430,000
Structured cabling products	5,011,000	2,558,000
Other products	870,000	853,000

	$42,690,000	$47,324,000

Suttle’s gross margins declined to $12,441,000 in 2006 compared to $12,998,000 in 2005. The gross margin percentage was 29% in 2006 compared to 27% in 2005. The increase in gross margin as a percentage of sales was due to the change in product mix and customer mix. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. The loss of the DSL contracts for Suttle’s largest customer reduced gross margins by approximately $1,600,000 in 2006. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Competition for business with major telephone companies is intense. Suttle lost its contract to provide DSL products to a major telephone customer in 2006 because it could not sell the products profitably at the price offered by the customer. Imports from Asia were 31% lower in 2006 than in 2005. Suttle had outsourced its DSL product manufacturing to Asian suppliers. Selling, general and administrative expenses increased 5% to $6,370,000 in 2006 from $6,089,000 in 2005. The increase was primarily due to increases in general and administrative salaries and benefits which increased $260,000 or 6%. Suttle’s operating income declined 12% to $6,071,000 in 2006 from $6,909,000 in 2005.

Transition Networks sales increased 13% to $52,863,000 compared to $46,952,000 in 2005. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2006 and 2005 were:

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

Sales by JDL Technologies, Inc. (the Company’s education consulting business unit) declined to $12,929,000 in 2006 compared to $15,433,000 in 2005. The following table summarizes JDL’s revenues by customer group in 2006 and 2005:

	JDL Revenue by Customer Group

	2006	2005

Broward County FL schools	$7,069,000	$7,835,000
U.S. Virgin Islands Dept. of Education (VIDE)	627,000	2,511,000
Oakland CA schools	3,023,000	3,622,000
All other	2,210,000	1,465,000

	$12,929,000	$15,433,000

Beginning in April 2006 JDL has been the subject (along with others) of an investigation by the U.S. Department of Justice (“DOJ”) regarding false claims for E-RATE funding involving the VIDE. In addition to cooperating with DOJ investigators since April 2006, the Company has conducted its own internal investigation of its VIDE business. To date the Company has not been notified by the DOJ or any other agency of any program violation or the basis of any other claim. Moreover, as a result of its internal investigation the Company believes it has acted ethically and legally in its dealings with the VIDE and the E-RATE program and that the DOJ’s investigation of JDL will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that the Company’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. This gave rise to the possibility that if the VIDE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDE would not be approved for payment by the SLD until the SLD was satisfied that the VIDE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by the DOJ investigation of VIDE, SLD’s review of VIDE’s compliance with the E-RATE program and JDL’s inability to collect for services provided without SLD approval, the Company ceased revenue recognition on JDL’s VIDE contracts effective January 1, 2006. The Company maintained this approach into 2007 and will continue until it becomes convinced that government approvals of E-RATE funded projects are routine and that it is remote that such funding will not be approved. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) Billings for services in 2006 to the VIDE that went unrecognized in 2006 totaled $2,555,000. In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company recognized the $2,555,000 of revenue from these contracts in its second quarter 2007 financial statements after funding was approved. The Company did not recognize $2,013,000 in revenue in 2007 due to lack of funding approval.

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

Gross margins earned by JDL in 2006 declined to $1,507,000 in 2006 compared to $5,079,000 in 2005. Gross margins in 2006 were negatively impacted by the absence of E-RATE revenues from JDL’s VIDE contracts. Margins were also negatively affected by increased depreciation charges on plant investments in the U.S. Virgin Islands and higher than anticipated costs on the Oakland project and on lower margin equipment sales to Broward County. Selling, general and administrative expenses increased 5% to $4,708,000 from $4,489,000 in 2005. The increase was due to legal and professional fees incurred associated with the Department of Justice investigation of the E-RATE program. JDL had an operating loss of $3,202,000 in 2006 compared to operating income of $590,000 in 2005.

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

Net investment and other income increased to $698,000 in 2006 compared to $448,000 in 2005 due to increased earnings on cash investments. The Company generally invested its excess cash in high quality, tax advantaged municipal bond funds in 2006. At December 31, 2005 Austin Taylor had a net operating loss (NOL) carry-forward in the United Kingdom (U.K.) of $1,354,000, which was fully reserved by the Company because of uncertainty about the ability of Austin Taylor to utilize the tax benefits. The Company utilized a portion of the NOL carry-forward to offset Austin Taylor’s 2006 tax expense. The combination of the NOL benefit, the tax free interest income and reduced reserves for exposures to state and foreign income taxes dropped the Company’s 2006 tax rate to 21% compared to a normal U.S. rate of 34%.

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

Liquidity and Capital Resources

As of December 31, 2007, we had $29.4 million in cash, cash equivalents and short-term investments. Of this amount, $20.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company had current assets of approximately $80,784,000 and current liabilities of $11,785,000 at December 31, 2007 compared to current assets of $78,410,000 and current liabilities of $9,454,000 at the end of 2006.

Cash flow provided by operating activities was approximately $10,592,000 in 2007 compared to $6,641,000 provided by operations in 2006. The increase was primarily due to receipt by JDL of significant cash payments and a gain of $834,000 due to the sale of the Company’s building.

Investing activities used $2,484,000 of cash in 2007 compared to using $1,429,000 of cash in 2006. Purchases of new plant and equipment totaled $4,670,000 in 2007, of which $3,160,000 went to purchase the Company’s new building in Minnetonka, Minnesota. The Company expects to invest approximately $1,9 million in plant and equipment additions in 2008.

Net cash used by financing activities was $7,584,000 in 2007 compared to $2,923,000 in 2006. Cash dividends paid on common stock increased to $3,686,000 in 2007 from $2,971,000 in 2006. The Company’s quarterly dividend rate increased from $.10 per share at January 1, 2007 to $.12 per share at January 1, 2008. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $996,000 in 2007 and $732,000 in 2006. The Company purchased in open market transactions and retired 371,235 shares for $4,042,000 in 2007 and 68,681 shares for $756,000 in 2006. At December 31, 2007, Board of Director authorizations to purchase approximately 331,000 additional shares remained in effect. The Company may purchase and retire additional shares in 2008 if warranted by market conditions and the Company’s financial position. As part of the purchase the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The Company utilized the proceeds from the December 2007 sale of the building housing its Eden Prairie distribution center to pay down the mortgage principal balance by $830,000. Remaining mortgage payments on principal totaling $105,000 were made during 2007. The outstanding balance on the mortgage was $3,445,000 at December 31, 2007.

The Company revoked its Section 936 election effective January 1, 2002 and has included all subsequent revenues and expenses related to Puerto Rico operations in its consolidated federal income tax group. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2007. The Company had accrued $675,000 to pay its tollgate tax obligations and associated interest and penalties. We expect to settle these obligations in 2008.

The Company expects that the effective income tax rate for fiscal 2008 will be approximately 36%.

The Company had no outstanding obligations under its line of credit at December 31, 2007 and 2006, and the Company’s entire credit line ($10,000,000 at March 1, 2008) is available for use. The current line of credit expires September 30, 2008. Management believes that we will be able to renew the line on terms acceptable to the Company; however this can not be assured. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$322,000	$721,000	$1,284,000	$1,118,000
Interest on long-term debt	229,000	380,000	369,000	89,000
Pensions	306,000	534,000	654,000	2,124,000
Operating leases	630,000	178,000	3,000
Compensation plans	709,000	609,000
Income taxes	887,000

Total	$3,083,000	$2,422,000	$2,310,000	$3,331,000

As of December 31, 2007, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations. All long term FASB Interpretation No. 48 obligations are excluded from the table above as the timing of the future cash outflows is highly uncertain.

As of December 31, 2007, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

Recently Issued Accounting Pronouncements

In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies accounting for uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. The impact on the Company’s financial statements of the adoption of FIN 48, which is reported as a cumulative effect of a change in accounting principle is reported as an adjustment to the beginning balance of retained earnings. See Note 9 of Notes to Consolidated Statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008 for all instruments in scope except nonrecurring nonfinancial assets and liabilities. FASB Staff Position SFAS 157-2 delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal year 2009. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised). SFAS No. 141 (revised) requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS No. 141 (revised) requires that acquisition-related costs will be generally expensed as incurred. SFAS No. 141 (revised) also expands the disclosure requirements for business combinations. SFAS No. 141 (revised) will be effective for the Company on January 1, 2009. The Company is evaluating the effects of the adoption of SFAS No. 141 (revised).

In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company on January 1, 2009. The Company is evaluating the effects of the adoption of SFAS No. 160.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2007 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

At December 31, 2007 approximately $386,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

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

/s/ Jeffrey K. Berg	/s/ David T. McGraw	/s/ Paul N. Hanson

Jeffrey K. Berg	David T. McGraw	Paul N. Hanson
Chief Executive Officer	Chief Financial Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
March 28, 2008

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2007	December 31 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,427,879	$28,751,172
Trade accounts receivable, less allowance for doubtful accounts of $198,000 and $490,000, respectively	17,550,391	19,678,301
Related party receivables		84,115
Inventories	28,102,468	25,331,621
Prepaid income taxes	1,418,576	320,682
Other current assets	993,881	753,704
Deferred income taxes	3,291,009	3,490,682

TOTAL CURRENT ASSETS	80,784,204	78,410,277

PROPERTY, PLANT AND EQUIPMENT, net	13,944,597	8,579,932

OTHER ASSETS:
Goodwill	5,264,095	5,264,095
Deferred income taxes	232,011	330,042
Funded pension assets	395,465
Other assets	139,941	138,493

TOTAL OTHER ASSETS	6,031,512	5,732,630

TOTAL ASSETS	$100,760,313	$92,722,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$322,309
Accounts payable	3,941,648	$3,192,671
Accrued compensation and benefits	3,739,987	3,204,285
Other accrued liabilities	1,864,355	2,184,327
Income taxes payable	887,397
Dividends payable	1,029,130	872,668

TOTAL CURRENT LIABILITIES	11,784,826	9,453,951

LONG TERM LIABILITIES:
Long-term compensation plans	596,280	310,620
Income taxes payable	325,778
Pension liabilities		413,180
Long term debt - mortgage payable	3,122,847

TOTAL LONG-TERM LIABILITIES	4,044,905	723,800

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,541,205 and 8,732,429 shares issued and outstanding, respectively	427,060	436,621
Additional paid-in capital	33,521,963	33,488,345
Retained earnings	49,784,593	48,203,511
Accumulated other comprehensive income	1,196,966	416,611

TOTAL STOCKHOLDERS’ EQUITY	84,930,582	82,545,088

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,760,313	$92,722,839

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2007	2006	2005

Sales from continuing operations	$121,243,248	$115,439,570	$115,382,427

Costs and expenses:
Cost of sales	78,357,538	76,852,425	77,861,446
Selling, general and administrative expenses	32,623,142	33,561,761	31,651,061

Total costs and expenses	110,980,680	110,414,186	109,512,507

Operating income from continuing operations	10,262,568	5,025,384	5,869,920

Other income and (expenses):
Investment and other income	954,011	728,132	485,456
Gain on sale of assets	834,165
Interest and other expense	(27,978)	(30,436)	(37,635)

Other income, net	1,760,198	697,696	447,821

Income from continuing operations before income taxes	12,022,766	5,723,080	6,317,741

Income tax expense	4,512,000	1,228,000	1,728,000

Income from continuing operations	7,510,766	4,495,080	4,589,741
Discontinued operations:
Loss from discontinued operations (net of tax benefits of $201,000 for 2005 and $97,000 for 2004)			(342,373)
Gain on disposition of discontinued operations (net of taxes of $131,000 for 2005)			222,430

Net loss from discontinued operations	0	0	(119,943)

Net income	7,510,766	4,495,080	4,469,798

Other comprehensive income (loss):
Actuarial gain on pensions	571,226	0	0
Additional minimum pension liability adjustment	0	464,093	(530,993)
Foreign currency translation adjustment	209,129	87,558	(170,099)

Total other comprehensive income	780,355	551,651	(701,092)

Comprehensive income	$8,291,121	$5,046,731	$3,768,706

Basic net income (loss) per share:
Continuing operations	$.86	$.52	$.53
Discontinued operations	$—	$—	$(.01)

	$.86	$.52	$.52

Diluted net income (loss) per share:
Continuing operations	$.85	$.51	$.52
Discontinued operations	$—	$—	$(.01)

	$.85	$.51	$.51

Average Basic Shares Outstanding	8,761,300	8,722,172	8,577,066
Average Dilutive Shares Outstanding	8,830,713	8,807,377	8,715,885
Dividends per share	$.42	$.34	$.27

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Cumulative Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2004	8,502,700	$425,135	$30,803,482	$45,456,339	$366,316	$77,051,272
Net income				4,469,798		4,469,798
Issuance of common stock under Employee Stock Purchase Plan	25,351	1,268	171,335			172,603
Issuance of common stock to Employee Stock Ownership Plan	32,484	1,624	392,113			393,737
Issuance of common stock under Employee Stock Option Plan	122,142	6,107	985,162			991,269
Tax benefit from non-qualified employee stock options			103,602			103,602
Purchase of common stock	(12,154)	(608)	(49,820)	(82,774)		(133,202)
Shareholder dividends				(2,496,811)		(2,496,811)
Other comprehensive loss					(701,092)	(701,092)

BALANCE AT DECEMBER 31, 2005	8,670,523	433,526	32,405,874	47,346,552	(334,776)	79,851,176
Net income				4,495,080		4,495,080
Issuance of common stock under Employee Stock Purchase Plan	12,970	648	118,330			118,978
Issuance of common stock to Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under Employee Stock Option Plan	86,066	4,303	608,523			612,826
Tax benefit from non-qualified employee stock options			72,663			72,663
Share based compensation			156,878			156,878
Purchase of common stock	(68,681)	(3,434)	(259,795)	(493,007)		(756,236)
Shareholder dividends				(3,145,114)		(3,145,114)
Other comprehensive income					551,651	551,651
SFAS No. 158 transition adjustment					199,736	199,736

BALANCE AT DECEMBER 31, 2006	8,732,429	436,621	33,488,345	48,203,511	416,611	82,545,088
Cumulative effect of adoption of FIN 48				427,302		427,302
Net income				7,510,766		7,510,766
Issuance of common stock under Employee Stock Purchase Plan	9,851	493	98,489			98,982
Issuance of common stock to Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under Employee Stock Option Plan	128,415	6,421	890,161			896,582
Tax benefit from non-qualified employee stock options			82,862			82,862
Share based compensation			49,205			49,205
Purchase of common stock	(371,235)	(18,562)	(1,508,306)	(2,514,851)		(4,041,719)
Shareholder dividends				(3,842,135)		(3,842,135)
Other comprehensive income					780,355	780,355

BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,963	$49,784,593	$1,196,966	$84,930,582

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,510,766	$4,495,080	$4,469,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,159,184	2,354,003	2,016,256
Share based compensation	49,205	156,878
Deferred taxes	837,263	288,489	(425,838)
Gain on sale of assets	(650,852)
Gain on sale of discontinued operations			(222,430)
Excess tax benefit from stock based payments	(82,862)	(72,663)	(103,602)
Changes in assets and liabilities net of effects from acquisitions:
Trade and related party receivables	2,249,347	1,024,502	1,716,560
Inventories	(2,740,228)	(654,166)	(2,140,638)
Costs and estimated earnings in excess of billings		1,233,368	(1,233,368)
Prepaid income taxes	780,205	(320,682)
Other current assets	(237,824)	235,062	(23,046)
Accounts payable	741,144	(2,038,951)	606,167
Accrued compensation and benefits	821,362	41,075	497,960
Other accrued expenses	96,193	762,542	(237,891)
Income taxes payable	(694,370)	(880,987)	(749,464)
Other	(246,480)	17,884	411,519

Net cash provided by operating activities	10,592,053	6,641,434	4,581,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,670,255)	(2,474,650)	(3,237,585)
Purchases of other assets	(10,439)	(57,000)
Proceeds from sales of other assets			19,242
Proceeds from the sale of fixed assets	2,196,337
Proceeds from the sale of discontinued operations		1,102,881	450,000

Net cash used in investing activities	(2,484,357)	(1,428,769)	(2,768,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,685,673)	(2,971,062)	(2,307,164)
Mortgage principal payments	(935,113)
Proceeds from issuance of common stock	995,565	731,804	1,163,872
Excess tax benefit from stock based payments	82,862	72,663	103,602
Purchase of common stock	(4,041,719)	(756,236)	(133,202)

Net cash (used in) provided by financing activities	(7,584,079)	(2,922,831)	(1,172,892)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	153,090	(199,195)	177,205

NET INCREASE IN CASH AND CASH EQUIVALENTS	676,707	2,090,639	817,953

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,751,172	26,660,533	25,842,580

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,427,879	$28,751,172	$26,660,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,588,852	$1,983,080	$2,511,066
Interest paid	267,176	30,436	37,635
Dividends declared not paid	1,029,130	872,668	698,616
Receivable from sale of discontinued operations			1,102,881

NON-CASH INVESTING AND FINANCING INFORMATION:

Mortgage assumed for acquisition of building	4,380,269

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica and the United Kingdom. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit network design, general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that design and market data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames;and JDL Technologies, (JDL), which provides telecommunications network design, specification and training services to educational institutions; Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, assets impairment evaluations, accruals for compensation plans, self insured medical and dental accruals, pension liabilities, lower of cost or market inventory adjustments, provisions for income taxes and deferred taxes and depreciable lives of fixed assets.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007, we had $29.4 million in cash, cash equivalents and short-term investments. Of this amount, $20.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. We have not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation (“HCC”), a former subsidiary of the Company. In November 2006, HCC was the subject of a transaction in which it was acquired by three Minnesota based telecommunications companies unrelated to CSI. Prior to the transaction, several of the Company’s officers and directors worked in similar capacities for HCC. Outstanding receivable balances from HCC were $13,900 and $8,000 at December 31, 2007 and 2006, respectively. Accounts with HCC are paid on a current basis during the year. The Company also has certain receivables from employees and an officer, the majority of which are repaid through biweekly payroll deductions. These receivables totaled $26,000 and $76,000 as of December 31, 2007 and 2006 respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,150,000, $2,266,000 and $1,882,000 for 2007, 2006 and 2005, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and other intangible assets: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our reporting units and related goodwill balances at the beginning of the first quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we have determined that there was no impairment as of December 31, 2007 and no events occurred during the year ended December 31, 2007 that indicated our remaining goodwill might be impaired. (See Note 11 for subsequent event) As of December 31, 2007 and 2006, the Company had net goodwill of $5,264,000. Intangible assets with definite useful lives (consisting of now fully amortized royalty agreements) were amortized over an estimated useful life of five years. Amortization included in costs and expenses for continuing operations was $9,000, $88,000 and $135,000 in 2007, 2006 and 2005, respectively.

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

The following table presents the changes in the Company’s warranty liability for continuing operations for the years ended December 31, 2007 and 2006, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2007	2006

Beginning balance	$583,000	$530,000
Amounts charged to (recovered from) expense	313,000	266,000
Actual warranty costs paid	(378,000)	(213,000)

Ending balance	$518,000	$583,000

Accumulated Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2007	2006

Foreign currency translation	$492,904	$283,775
Minimum pension liability	704,062	132,836

	$1,196,966	$416,611

The functional currency of Austin Taylor is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica uses the U.S. dollar as its functional currency.

Revenue recognition: The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after such time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

JDL Technologies generally records revenue on hardware, software and related equipment sales and installation contracts when the revenue recognition criteria are met and products are installed and accepted by customer. In 2005, JDL entered into a long-term fixed-price contract with a large school district to install and upgrade its network equipment and infrastructure. Revenue under this contract was recognized on a percentage-of-completion basis under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The method used to determine the progress of completion for this contract is based on the ratio of costs incurred to total estimated costs. The following table summarizes costs incurred and billings and earnings recognized on the contract:

	Year Ended December 31

	2006	2005

Beginning balance	$1,233,368	$—
Cost incurred on construction-type contracts	2,831,137	3,208,964
Less – billings	(4,256,821)	(2,388,429)
Plus – estimated earnings recognized	192,316	412,833

Ending balance	$—	$1,233,368

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Due to our experience with the funding process, our history of being approved for funding for covered services and our direct involvement in the application process we have enacted a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

During the year ended December 31, 2005 we recognized revenue in advance of the funding approval by SLD because we had sufficient evidence to conclude that it was remote that funding would not be approved.

In early April 2006, we had not received funding approval for the June 30, 2005-June 30, 2006 school year. During our quarterly revenue recognition review process we received a letter from the Department of Justice (DOJ) informing us that we were the subject of an investigation regarding false claims to the E-RATE program involving the VIDE. This investigation involved other parties as well. An internal investigation was started immediately by compiling and safeguarding relevant records.

As of January 1, 2006, we concluded that there was more than a remote chance that funding would not be approved. Our policy is not to recognize E-RATE revenue on our VIDE contracts until they are approved by the SLD During the year ended December 31, 2006, unrecognized revenue related to services provided to the VIDE was $2,555,000. Upon receipt of the SLD approval, this revenue was recognized in the second quarter of 2007. In April and May 2007, JDL Technologies’ contracts to provide maintenance, interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2005 – 2006 and 2006 – 2007 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. The Company recognized $2,555,000 of revenue from these contracts related to services performed in 2006 in its second quarter 2007 financial statements. Additionally, revenue of $748,000 related to services performed in the first quarter of 2007 was recognized in the second quarter of 2007 when funding was approved.

The Company did not receive SLD approval of any part of its VIDE service contracts for the 2007 – 2008 school year until March 2008 and did not recognize revenue related to this contract of $2,013,000 during 2007. We continue to monitor this situation and will recognize the revenue in accordance with our policy if and when it is appropriate.

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $592,000 in 2007, $587,000 in 2006 and $553,000 in 2005.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 69,413 shares, 85,205 shares and 138,819 shares in 2007, 2006 and 2005, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2007, 2006, and 2005 was 116,900, 130,900 and 289,719, respectively.

Stock compensation: On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS No. 123(R) using the modified prospective method, under which prior periods are not restated. Prior to January 1, 2006, the Company applied APB Opinion No. 25 for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost was reflected in the consolidated statements of income and comprehensive income. If the Company had recognized compensation cost for its stock based transactions using the method prescribed by SFAS No. 123R for the year ended December 31, 2005 pro forma net income and net income per share would have been as follows:

	Year Ended December 31, 2005

Net income as reported		$4,469,798
Stock compensation expense, net of tax		$(325,000)
Pro forma net income		$4,144,798

Earnings per share:
Basic - as reported	$	. 52
Basic - pro forma	$	. 48

Diluted - as reported	$	. 51
Diluted - pro forma	$	. 48

Information on the Company’s stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 7.

Recently issued accounting pronouncements:

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. SFAS No. 157 applies whenever another accounting standard requires (or permits) assets or liabilities to be measured at fair value, but does not expand the use of fair value to new circumstances. SFAS No. 157 is effective beginning in 2008 for all instruments in scope except nonrecurring nonfinancial assets and liabilities. FASB Staff Position SFAS 157-2 delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal year 2009. The Company has not yet determined the effect SFAS No. 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised). SFAS No. 141 (revised) requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS No. 141 (revised) requires that acquisition-related costs will be generally expensed as incurred. SFAS No. 141 (revised) also expands the disclosure requirements for business combinations. SFAS No. 141 (revised) will be effective for the Company on January 1, 2009. The Company is evaluating the effects of the adoption of SFAS No. 141 (revised). The Company does not expect the adoption of SFAS No. 141 will have a material impact on its financial statements.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2007	2006

Finished goods	$19,212,773	$17,360,156
Raw and processed materials	8,889,695	7,971,465

	$28,102,468	$25,331,621

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated useful life
		2007	2006

Land		$453,662	$877,148
Buildings and improvements	7-40 years	3,583,375	4,379,923
Machinery and equipment	3-15 years	26,861,988	28,495,788
Furniture and fixtures	5-10 years	3,679,030	2,883,966
Construction in progress		7,696,339	1,222,464

		42,274,394	37,859,289
Less accumulated depreciation		(28,329,797)	(29,279,357)

		$13,944,597	$8,579,932

NOTE 4 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2007, 2006 and 2005 were $407,000, $392,000, and $402,000, respectively.

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2007 and 2006:

	2007	2006

Change in benefit obligation:
Benefit obligation at the beginning of the year	$6,023,000	$5,897,000
Service cost	52,000	46,000
Interest cost	314,000	283,000
Participant contributions	12,000	11,000
Actuarial (gains)/losses	(551,000)	(734,000)
Benefits paid	(288,000)	(252,000)
Foreign currency (gains)/losses	123,000	772,000

Benefit obligation at the end of the year	5,685,000	6,023,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,610,000	4,843,000
Actual return on plan assets	334,000	297,000
Employer contributions	300,000	39,000
Participant contributions	12,000	11,000
Benefits paid	(288,000)	(252,000)
Foreign currency gains (losses)	112,000	672,000

Fair value of plan assets at end of year	6,080,000	5,610,000

Funded status at end of year – net asset /(liability)	$395,000	$(413,000)

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	5.9%	5.2%
Expected return on assets	5.4%	4.6%

Amounts recognized in accumulated other comprehensive income consist of actuarial gains of $571,000 and $464,000 at December 31, 2007 and 2006, respectively. The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2007.

The Company estimates its future pension benefit payments will be as follows:

2008	$306,000
2009	309,000
2010	225,000
2011	256,000
2012	398,000
2013 thru 2017	2,124,000

Components of the Company’s net periodic pension costs are:

	2007	2006	2005

Service cost	$52,000	$46,000	$100,000
Interest cost	314,000	283,000	277,000
Expected return on assets	(312,000)	(250,000)	(259,000)
Amortization of unrecognized (gain)/loss		(22,000)	67,000

Net periodic pension cost	$54,000	$57,000	$185,000

Related to these plans, at December 31, 2006 the Company recorded a pension adjustment of $200,000 to accumulated other comprehensive income in the statement of changes in stockholders equity. In accordance with SFAS No. 158, the pension adjustment was recorded to make the total pension liability in the financial statements equal to the excess of the accumulated obligation over plan assets at the respective balance sheet dates.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Rent expense charged to continuing operations was $1,328,000, $1,331,000 and $1,114,000 in 2007, 2006 and 2005 respectively. Sublease income received was $28,000, $53,000 and $66,000 in 2007, 2006 and 2005 respectively. At December 31, 2007, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2008	$630,000
2009	178,000
2010	3,000
2011	—
Thereafter	—

$811,000

Long-term debt: As part of the purchase of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The Company utilized the proceeds from the December 2007 sale of the building housing its Eden Prairie distribution center to pay down the mortgage balance. The outstanding balance on the mortgage was $3,445,000 at December 31, 2007. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2008	$322,000
2009	348,000
2010	373,000
2011	399,000
2012	427,000
Thereafter	1,576,000

Line of credit: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2007 and 2006. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (7.25% at December 31, 2007). The credit agreement expires September 30, 2008 and is secured by assets of the Company.

As of December 31, 2007, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2007 and 2006, and the entire credit line ($10,000,000 at March 1, 2008) is available for use.

Long-term compensation plans: Effective January 1, 2004, the Company implemented a performance unit incentive plan (PUP). The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met. Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. The Company accrued PUP expense of $421,000, $495,000 and $396,000 in 2007, 2006 and 2005 respectively. PUP awards paid were zero in 2007, $401,000 in 2006 and zero in 2005. Remaining PUP awards will be paid out in 2008 and 2010.

Department of Justice Investigation: Since April 2006 the Company’s JDL Technologies, Inc. subsidiary (along with other parties) has been the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to cooperating with DOJ investigators, the Company conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ investigation is continuing, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. However, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds is affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. If the VIDE were to be sanctioned by the E-RATE program, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Other contingencies: A former officer of one of the Company’s subsidiaries is claiming that he is entitled to a substantially greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year, commencing June 1, 2004 for his life, based on the former officer’s interpretation of the meaning of certain terms in the former officer’s employment contract with the subsidiary and in a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has, since 2004, threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted and believes the former officer’s claims will be resolved without material cost to the Company.

In the ordinary course of business, the Company is exposed to legal actions and incurs costs to pursue and defend legal claims. Company management is not aware of any other outstanding or pending legal actions that would materially affect the Company’s financial position or results of operations.

NOTE 6 – DISCONTINUED OPERATIONS

Net income for 2005 includes the discontinued operations of Image Systems, a medical and technical imaging business unit. Effective October 1, 2005, the Company negotiated an agreement to sell the inventory, equipment and all intangibles (trade names, intellectual property, etc.) of Image Systems to Richardson Electronics, Ltd. for approximately $1.5 million. The Company recorded an after tax gain on the sale in the fourth quarter of 2005 of approximately $222,000. The results of discontinued operations are summarized as follows:

Year Ended December 31, 2005

Revenues	$3,285,727
Costs and expenses	(3,843,077)

Operating loss	(557,350)
Investment income	14,343
Gain on sale of discontinued operations	353,430

Loss before income taxes	(189,577)
Income tax benefit	70,000

Loss from discontinued operations	$(119,577)

NOTE 7 – STOCK COMPENSATION

On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS No. 123(R) using the modified prospective method, under which prior periods are not restated. Prior to January 1, 2006, the Company applied APB Opinion No. 25 for measurement and recognition of stock-based transactions with its employees and accordingly no stock-based employee compensation cost was reflected in the consolidated statements of income and comprehensive income. Stock-based compensation expense recognized under SFAS No. 123(R) for 2007 and 2006 was $49,000 and $157,000 before income taxes and $32,000 and $139,000 after income taxes, respectively. Stock-based compensation expense for 2006 and 2007 included compensation expense for awards granted to key employees prior to, but not vested as of December 31, 2005. At December 31, 2007 all outstanding options were vested.

The fair value of the Company’s stock options and Employee Stock Purchase Plan transactions used to compute fair value is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2007	2006	2005

Expected volatility	31.4%	34.7%	28.0%
Risk free interest rate	5.2%	5.1%	3.9%
Expected holding period	7 years	7 years	7 years
Dividend yield	3.9%	3.7%	3.3%

Fair value of all options granted was approximately $49,000, $51,000 and $86,000 in 2007, 2006 and 2005, respectively Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123(R) in 2005 is included in Note 1.

Common shares are reserved for issuance in connection with a nonqualified stock option plan under which up to 300,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. 28,000 shares are available to be issued under the plan at December 31, 2007. Stock options were granted to non-employee directors for 18,000 shares in 2007, 18,000 shares in 2006 and 21,000 shares in 2005.

Common shares are also reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. 963,489 shares are available to be issued under the plan at December 31, 2007. Options granted to officers and key employees expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years. The Company did not issue any options under this plan in 2007, 2006 or 2005.

Changes in outstanding employee and director stock options during the three years ended December 31, 2007 were as follows:

	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2004	1,023,025	$10.72
Granted	21,000	10.21
Exercised	(119,075)	8.10
Canceled	(217,500)	16.10

Outstanding at December 31, 2005	707,450	9.39
Granted	18,000	9.60
Exercised	(112,365)	8.18
Canceled	(42,805)	10.82

Outstanding at December 31, 2006	570,280	9.53
Granted	18,000	10.22
Exercised	(175,930)	8.15
Canceled	(14,900)	13.90

Outstanding at December 31, 2007	397,450	10.01

All outstanding options were fully vested and currently exercisable at December 31, 2007. The aggregate intrinsic value of all outstanding in-the-money options was $935,000 based on the Company’s stock price at December 31, 2007. The intrinsic value of options exercised during the year was $521,000, $365,000 and $397,000 in 2007, 2006 and 2005, respectively. The following table summarizes the status of stock options outstanding at December 31, 2007:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.14 to $8.64	112,300	2.4 years	$7.54
$8.65 to $9.99	129,250	2.2 years	8.97
$10.00 to $12.00	83,400	5.0 years	10.98
$12.01 to $15.00	54,500	1.9 years	13.32
$15.01 to $18.56	18,000	.4 years	18.25

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $83,000, $73,000 and $104,000 in 2007, 2006 and 2005 respectively. The tax benefit amounts have been credited to additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 400,000 common shares have been reserved. Effective January 1, 2006, employees are able to acquire shares through payroll deductions at 95% of the price at the end of each semi-annual plan. Plan periods run from January 1 to June 30 and from July 1 to December 31. 3,836 shares of common stock were issued in July 2006 for the plan period ended June 30, 2006. 4,924 shares were issued in January 2007 for the plan period ended December 31, 2006. 4,927 shares were issued in July 2007 for the plan period ended June 30, 2007. 3,757 shares were issued in January 2008 for the plan period ended December 31, 2007. 8,102 shares remain available under the Plan for purchase as of December 31, 2007

Under the terms of the plan through December 31, 2005, employees could acquire shares of common stock, subject to limitations, through payroll deductions at 85% of the lower of fair market value for such shares on one of two specified dates in each plan year. Shares issued to employees under the plan were 25,351 for the plan years ended August 31, 2005. A short plan year was authorized for the period September 1, 2005 through December 31, 2005 allowing employees to utilize the previous terms. Shares issued in January 2006 to employees under this short plan year were 9,134.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2007, the ESOP held 510,737 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2007 ESOP contribution was $454,754 for which the Company issued 38,296 shares in February, 2008. The 2006 ESOP contribution was $423,294 for which the Company issued 41,745 shares in February 2007. The Company’s 2005 ESOP contribution was $387,450 for which the Company issued 31,551 shares of common stock to the ESOP in March 2006.

NOTE 8 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In 2007, the Company purchased and retired 371,235 shares at a cost of $4,041,719. In 2006, the Company purchased and retired 68,681 shares at a cost of $756,236. In 2005, the Company purchased and retired 12,154 shares at a cost of approximately $133,202. At December 31, 2007, 330,962 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 9 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2007	2006	2005

Currently payable income taxes:
Federal	$3,082,000	$666,000	$1,758,000
State	385,000	271,000	360,000
Foreign	208,000	2,000	36,000

	3,675,000	939,000	2,154,000
Deferred income taxes (benefit)	837,000	289,000	(426,000)

	$4,512,000	$1,228,000	$1,728,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax income of $495,000 in 2007 and $393,000 in 2006 and a pretax loss of $926,000 in 2005. At the end of 2007, Austin Taylor’s net operating loss carry-forward was $3,099,000. Due to the nonrecurring nature of some of Austin Taylor’s 2007 and 2006 income, the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under IRC Sec. 965 which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2005 and 2006. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings.

Prior to 2003 the Company maintained operations in Puerto Rico through its Suttle Caribe, Inc. subsidiary. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to tollgate taxes at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. Tollgate taxes, penalties and interest of approximately $675,000 have been accrued; the Company expects to settle its tollgate taxes in 2008.

During the fourth quarter of 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the year ended December 31, 2002 was completed. Due to the favorable results, the Company reviewed and reduced its estimated accrued tax liabilities in 2005. In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities, based on available facts and circumstances. These adjustments resulted in a significant reduction in the effective tax rate in fiscal years 2006 and 2005 in comparison to historical rates.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2007	2006	2005

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(.9)	(1.0)	(1.0)
State income taxes, net of federal benefit	2.2	1.6	4.0
Foreign income taxes, net of operating loss valuation reserve	2.0	(2.3)	5.0
Tax exempt interest income	(2.1)	(4.0)	(2.5)
Internal revenue audit results			(7.6)
Reduction of estimated liabilities		(6.6)	(7.4)
Other	1.3	(1.2)	1.9

Effective tax rate	37.5%	21.5%	27.4%

Deferred tax assets and liabilities as of December 31 related to the following:

	2007	2006

Current assets:
Allowance for doubtful accounts	$69,000	$190,000
Inventory	2,202,000	1,939,000
Accrued and prepaid expenses	741,000	1,362,000
Foreign income taxes	279,000

	$3,291,000	$3,491,000

Long term assets and (liabilities):
Depreciation	$(531,000)	$(355,000)
Net operating loss carry-forward	503,000	581,000
Long-term compensation plans	208,000
Intangible assets	(26,000)	86,000
Nonemployee director stock compensation	35,000	18,000
State income taxes	43,000
Foreign net operating loss carry-forward	917,000	1,221,000
Less: valuation reserve for foreign net operating loss carry-forward	(917,000)	(1,221,000)

	$232,000	$330,000

As part of previous acquisitions, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2007, the Company has $1,442,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

The Company adopted the provisions of FIN 48 on January 1, 2007. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. The impact on the Company’s financial statements of the adoption of FIN 48, which is reported as a cumulative effect of a change in accounting principle is reported as an increase to the beginning balance of retained earnings of $427,000.

Changes to the Company’s asset and liability accounts at January 1 includes the effects of unrecognized tax benefits, accrued interest and penalties and federal deductibility of liabilities owed to various states and Puerto Rico.

Changes in the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2007 are summarized as follows:

Unrecognized tax benefits – January 1, 2007	$1,076,000
Gross increases - tax positions in prior period	4,000
Gross decreases - tax positions in prior period	(430,000)
Gross increases - current period tax positions	6,000
Settlements	—
Expiration of statute of limitations	—

Unrecognized tax benefits – December 31, 2007	$656,000

Included in the balance of unrecognized tax benefits at December 31, 2007 are $866,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $430,000 in the next twelve months due to expected settlement of the Puerto Rico tollgate tax uncertainty with the tax authority and statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $531,000 at December 31, 2007. The Company’s 2007 income tax expense was reduced by $295,000 due to reductions for prior period accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2003 tax year. Puerto Rico has no statute of limitations on tax returns.

NOTE 10 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica were approximately $386,000 at December 31, 2007. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and the U.S. Virgin Islands. Austin Taylor operates a manufacturing facility in the United Kingdom (U.K.) and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 81%, 79% and 82% of sales from continuing operations in 2007, 2006 and 2005 respectively. At December 31, 2007, foreign earnings in excess of amounts received in the United States were approximately $352,000. No customer accounted for more than 10% of sales in 2007. In 2006, sales to one Transition Networks’ customer accounted for 10.6% of sales from continuing operations. In 2005, sales to one Suttle customer accounted for 12.6% of sales from continuing operations.

Information concerning the Company’s continuing operations in the various segments for the twelve-month periods ended December 31, 2007, 2006 and 2005 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2007
Sales	$48,135,180	$53,062,681	$13,219,376	$6,826,011	$—	$121,243,248
Cost of sales	35,104,903	28,851,469	9,186,070	5,215,096	—	78,357,538

Gross profit	13,030,277	24,211,212	4,033,306	1,610,915	—	42,885,710
Selling, general and administrative expenses	7,201,835	18,608,291	2,466,044	1,132,015	3,214,957	32,623,142

Operating income (loss)	$5,828,442	$5,602,921	$1,567,262	$478,900	$(3,214,957)	$10,262,568

Depreciation and amortization	$746,474	$491,481	$704,660	$145,319	$71,250	$2,159,184

Capital expenditures	$643,029	$1,484,977	$103,808	$135,967	$2,302,474	$4,670,255

Assets	$27,102,439	$26,149,088	$7,336,651	$5,273,183	$34,898,952	$100,760,313

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2006
Sales from continuing operations	$42,689,815	$52,862,964	$12,928,650	$6,958,141	$—	$115,439,570
Cost of sales	30,248,471	29,602,088	11,421,968	5,579,898	—	76,852,425
Selling, general and administrative expenses	6,370,209	18,501,019	4,708,431	992,937	2,989,165	33,561,761

Operating income (loss) from continuing operations	$6,071,135	$4,759,857	$(3,201,749)	$385,306	$(2,989,165)	$5,025,384

Depreciation and amortization	$840,970	$501,473	$682,227	$243,029	$86,304	$2,354,003

Capital expenditures	$440,655	$319,071	$1,584,301	$52,760	$77,863	$2,474,650

Assets	$41,851,659	$23,807,091	$9,659,253	$5,497,265	$11,907,571	$92,722,839

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2005
Sales from continuing operations	$47,323,949	$46,951,897	$15,432,659	$5,673,922	$—	$115,382,427
Cost of sales	34,325,579	28,159,389	10,353,600	5,022,878	—	77,861,446
Selling, general and administrative expenses	6,089,224	17,088,735	4,488,570	1,586,307	2,398,225	31,651,061

Operating income (loss) from continuing operations	$6,909,146	$1,703,773	$590,489	$(935,263)	$(2,398,225)	$5,869,920

Depreciation and amortization	$964,272	$442,272	$395,795	$94,816	$119,101	$2,016,256

Capital expenditures	$709,202	$251,011	$2,175,773	$29,542	$72,057	$3,237,585

Assets	$36,604,061	$24,007,566	$15,436,204	$3,856,570	$12,978,963	$92,883,364

NOTE 11 – SUBSEQUENT EVENTS

The United States Virgin Islands Department of Education (VIDE) has been a significant customer of the Company’s JDL Technologies subsidiary (JDL) since 1998. Based on its winning of successive one year contracts to provide services to VIDE ( that began July 1 of one year and ended on June 30 of the next year), JDL installed and maintained a wireless network in the Virgin Islands that it owned to serve VIDE which had a net book value of approximately $2,624,000 at December 31, 2007. On January 17, 2008, without any prior warning or indication, JDL was notified by VIDE that JDL was not selected to provide network services to VIDE for the period from July 1, 2008 to June 30, 2009, and that such services would be provided by another vendor.

This represents an event that requires the related asset group to be tested for impairment in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and the related goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. The Company will complete this evaluation in the first quarter of fiscal 2008, and there could be an impairment of goodwill (total goodwill related to JDL is $704,000) and impairment of the network infrastructure (total net book value related to the USVI relationship of $ 2,624,000).

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2007
Sales	$26,445	$33,256	$33,091	$28,451
Gross margins	8,844	13,578	10,939	9,525
Operating income	616	5,440	2,503	1,703
Net income	536	3,720	1,802	1,452

Basic net income per share	$.06	$.42	$.20	$.18
Diluted net income per share	$.06	$.42	$.20	$.17

2006
Sales	$28,377	$30,332	$30,693	$26,037
Gross margins	9,483	9,897	10,453	8,754
Operating income	828	1,465	1,953	780
Net income	781	1,266	1,595	853

Basic net income per share	$.09	$.15	$.18	$.10
Diluted net income per share	$.09	$.14	$.18	$.10

During the second quarter of fiscal 2007, we recognized approximately $2,555,000 and $748,000 of revenue related to services and expenses that were incurred and expensed in fiscal 2006 and the first quarter of 2007, respectively. See further discussion in Note 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

During the evaluation of disclosure controls and procedures in connection with the preparation of our financial statements to be included in this Annual Report on Form 10-K, we determined that in the aggregate a material weakness in internal control over financial reporting exists as of December 31, 2007 relating to our accounting and control procedures for documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends. Due to the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms. Notwithstanding the identified control weakness, we concluded that the financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, management identified the following matter that we consider to be a material weakness as of December 31, 2007.

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, a material weakness existed as of December 31, 2007 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends. We have implemented control procedures in the last quarter of fiscal 2007 as described below, however, these controls did not operate effectively for a sufficient period of time. Therefore, we have concluded that these control procedures were not effective. Once we have performed the procedures on a repeated basis, we will be able to reevaluate their effectiveness.

Because of this material weakness, we concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. We have discussed this material weakness with our audit committee.

Changes in Internal Control over Financial Reporting

The following changes to our internal controls over financial reporting were substantially completed during the fourth quarter of fiscal 2007 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•

We have developed detailed methodologies for all items requiring management’s estimate and judgment and these methodologies formally document management’s thought processes used to determine the amounts in estimates and such analyses are shared with the audit committee;

•	We have developed formal processes to document completion and review and approval of balance sheet account reconciliations;

•

We have implemented processes to provide for supporting documentation and evidence of independent review and approval of journal entries, processes to require execution of sub-certifications of appropriate officers, processes to ensure that monthly close checklists are implemented and followed, processes to ensure formal review and approval of final subsidiary trial balances to reconcile agreement to consolidating schedule and processes to ensure review of posted journal entries;

•	We have developed templates and checklists for disclosure items and preparation of periodic reports.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 21, 2008 Annual Meeting of Shareholders, which information is expressly incorporated by reference herein. The information called for with respect to the Company’s officers by paragraph [b] of Item 401 is set forth under Item 1[c] herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act Section 1 b a compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material, which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers and employees of the Company. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its May 21, 2008 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its May 21, 2008 Annual Meeting , which information is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The company makes available to Hector Communications Corporation (HCC), which prior to 1990 was a subsidiary of the Company, certain staff services and administrative systems, with the related costs and expenses being paid by HCC. In 2007 and 2006, HCC paid the company $94,000 and $223,000 respectively for such services; amounts that management believes are not less than the cost the Company incurred in providing the services.

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

The information called for by Item 14 Of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy materials for its May 21, 2008 Annual Meeting, which information is expressly incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 28 to 48 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

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

COMMUNICATIONS SYSTEMS, INC.

Dated: March 28, 2008	/s/ Jeffrey K. Berg

Jeffrey K. Berg, President, Chief Executive Office and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Each person whose signature appears below constitutes and appoints JEFFREY K. BERG and DAVID T. MCGRAW as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/Jeffrey K. Berg	President, Chief Executive Officer	March 28, 2008
and Director

/s/David T. McGraw	Vice President, Secretary, Treasurer and	March 28, 2008
Chief Financial Officer (Principal
David T. McGraw	Financial Officer and Principal
Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 28, 2008
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 28, 2008

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 28, 2008

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 28, 2008

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 28, 2008

Gerald D. Pint

/s/Paul J. Anderson	Director	March 28, 2008

Paul J. Anderson

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2007

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2007	$585,000	$22,000	$(409,000	) (A)		$198,000

December 31, 2006	$1,673,000	$(85,000)	$(1,003,000	) (A)		$585,000

December 31, 2005	$1,427,000	$688,000	$(442,000	) (A)		$1,673,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2007

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2007

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

10.1	1987 Stock Plan	Filed as Exhibit 10.1 to the Form10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.4	Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the 1993 Form 10-K and incorporated herein by reference.

10.5	Stock Option Plan for Nonemployee Directors	Filed as Exhibit 10.5 to the 1993 Form 10-K and incorporated herein by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993 Form 10-K and incorporated herein by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.

10.8	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	Form of Rights Agreement, dated as of October 26, 1999 between the Company and Wells Fargo Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on November 8, 1999 and incorporated herein by reference.

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2007

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Independent Auditors’ Report	Filed herewith.
24	Power of Attorney	Included in signatures at page 49.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Secretary at the executive offices of the Company.