Form 10-Q
period 2008-03-31
COMMUNICATIONS SYSTEMS INC
filed 2008-05-15
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0957999
(State or other jurisdiction of	(Federal Employer
incorporation or organization)	Identification No.)

10900 Red Circle Drive, Minnetonka, MN	55343
(Address of principal executive offices)	(Zip Code)

(952) 996-1674

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

Large Accelerated Filer  ☐        Accelerated Filer  ☐         Non-Accelerated Filer  ☐         Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at April 15, 2008
Common Stock, par value $.05 per share	American Stock Exchange	8,622,221

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2008	December 31 2007
CURRENT ASSETS:
Cash and cash equivalents	$25,451,877	$29,427,879
Trade accounts receivable, less allowance for doubtful accounts of $163,000 and $198,000, respectively	20,032,822	17,550,391
Inventories	28,324,776	28,102,468
Prepaid income taxes	1,308,948	1,418,576
Other current assets	3,194,615	993,881
Deferred income taxes	3,387,029	3,291,009
TOTAL CURRENT ASSETS	81,700,068	80,784,204

PROPERTY, PLANT AND EQUIPMENT, net	12,276,726	13,944,597

OTHER ASSETS:
Goodwill	4,560,217	5,264,095
Deferred income taxes	315,849	232,011
Funded pension assets	438,922	395,465
Other assets	418,457	139,941
TOTAL OTHER ASSETS	5,733,445	6,031,512

TOTAL ASSETS	$99,710,239	$100,760,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$331,025	$322,309
Accounts payable	4,167,515	3,941,648
Accrued compensation and benefits	2,619,259	3,739,987
Other accrued liabilities	1,968,805	1,864,355
Income taxes payable	1,069,848	887,397
Dividends payable	1,033,868	1,029,130
TOTAL CURRENT LIABILITIES	11,190,320	11,784,826

LONG TERM LIABILITIES:
Long-term compensation plans	492,286	596,280
Income taxes payable	344,482	325,778
Long term debt - mortgage payable	3,037,965	3,122,847
TOTAL LONG-TERM LIABILITIES	3,874,734	4,044,905

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,615,542 and 8,541,205 shares issued and outstanding, respectively	430,777	427,060
Additional paid-in capital	34,296,760	33,521,963
Retained earnings	48,919,247	49,784,593
Accumulated other comprehensive income	998,401	1,196,966
TOTAL STOCKHOLDERS’ EQUITY	84,645,185	84,930,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,710,239	$100,760,313

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31
	2008	2007

Sales from operations	$30,321,235	$26,445,168

Costs and expenses:
Cost of sales	18,870,680	17,601,364
Selling, general and administrative expenses	8,031,158	8,228,091
Impairment of Long-lived Assets and Goodwill (Notes 4 and 11)	3,220,754
Total costs and expenses	30,122,593	25,829,455
Operating income from operations	198,642	615,713

Other income and (expenses):
Investment and other income	188,756	212,171
Gain on sale of assets	5,217	0
Interest and other expense	(36,124)	(6,591)
Other income, net	157,849	205,580

Income from operations before income taxes	356,492	821,293

Income tax expense	170,000	285,000

Net income	186,492	536,293

Other comprehensive (loss) income:
Unrecognized actuarial gain (loss) to pension obligation	44,410	0
Foreign currency translation adjustment	(242,975)	14,123
Total other comprehensive income	(198,565)	14,123
Comprehensive (loss) income	$(12,073)	$550,416

Basic net income (loss) per share:	$.02	$.06

Diluted net income (loss) per share:	$.02	$.06

Average Basic Shares Outstanding	8,572,040	8,808,881
Average Dilutive Shares Outstanding	8,613,618	8,884,563
Dividends per share	$.12	$.10

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,964	$49,784,593	$1,196,966	$84,930,582
Net income				186,492		186,492
Issuance of common stock under Employee Stock Purchase Plan	3,757	188	42,178			42,366
Issuance of common stock to Employee Stock Ownership Plan	38,296	1,915	454,573			456,488
Issuance of common stock under Employee Stock Option Plan	34,800	1,740	253,805			255,545
Tax benefit from non-qualified employee stock options			34,216			34,216
Purchase of common stock	(2,515)	(126)	(9,976)	(17,969)		(28,071)
Shareholder dividends				(1,033,868)		(1,033,868)
Other comprehensive income					(198,565)	(198,565)
BALANCE AT MARCH 31, 2008	8,615,543	$430,777	$34,296,760	$48,919,247	$998,401	$84,645,185

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$186,492	$536,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615,224	570,925
Deferred income taxes	(179,858)	(15,018)
Excess tax benefit from stock based payments	(34,216)	(30,076)
Changes in assets and liabilities:
Trade and related party receivables	(2,482,432)	889,361
Inventories	(423,191)	(1,058,101)
Prepaid income taxes	109,628	270,225
Other current assets	(2,652,146)	(281,302)
Accounts payable	225,867	(528,866)
Accrued compensation and benefits	(1,250,721)	(216,303)
Other accrued expenses	560,939	489,369
Income taxes payable	235,371	7,942
Impairment of Long-Lived Assets and Goodwill (Notes 4 and 11)	3,220,754	0
Other	(98,123)	0
Net cash provided by (used in) operating activities	(1,966,413)	634,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,237,346)	(217,434)
Net cash provided by (used in) investing activities	(1,237,346)	(217,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,029,130)	(872,668)
Mortgage principal payments	(76,166)	0
Proceeds from issuance of common stock	297,911	542,129
Excess tax benefit from stock based payments	34,216	30,076
Purchase of common stock	(28,071)	0
Net cash used in financing activities	(801,240)	(300,463)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	28,997	(2,129)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,976,002)	114,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,427,879	28,751,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,451,877	$28,865,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$36,425	$21,851
Interest paid	6,397	6,591
Dividends declared not paid	1,033,868	884,291

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

Financial statement presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2008 and 2007 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended March 31, 2008 and 2007 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we). In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 Annual Report to Shareholders and form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of the operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

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

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. This gave rise to the possibility that if the VIDE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDE would not be approved for payment by the SLD until the SLD was satisfied that the VIDE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by a U.S. Department of Justice investigation of VIDE, SLD’s review of VIDE’s compliance with the E-RATE program and JDL’s inability to collect for services that began in April 2006 provided without SLD approval, the Company determined it could not recognize revenue on JDL’s VIDE contracts in 2006, until it received a Funding Commitment Decision Letter (“FCDL”) from the SLD approving the contracts. The Company subsequently received FCDLs and has been paid in full for the 2005-2006 and 2006 – 2007 school year. However, the Company will maintain this approach until it becomes convinced that such approvals are routine and that it is remote funding will not be approved.

In March 2008, JDL Technologies’ contracts to provide interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2007 – 2008 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company. Maintenance contracts in the amount of approximately $1,554,000 have not yet been approved. The Company recognized $1.3 million of revenue from these contracts for services provided between July 1, 2007 and December 31, 2007 in the period ending March 31, 2008. Expenses related to the contracts in the amount of $1.069 million were recognized in the financial statements as they were incurred in 2007.

Comprehensive income

The components of accumulated other comprehensive income (loss) are as follows:

	March 31 2008	December 31 2007
Foreign currency translation	$322,062	$492,904
Minimum pension liability	676,339	704,062
	$998,401	$1,196,966

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At March 31, 2008, 970,789 shares remained available to be issued under the plan. All currently outstanding awards under the 1992 stock plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At March 31, 2008, 28,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2008. This plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

No stock compensation expense was recognized for the three month periods ended March 31, 2008 and 2007. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2008 and 2007, were $34,000 and $30,000, respectively.

The following table summarizes the stock option transactions for the three months ended March 31, 2008. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2007	397,450	$10.01	2.97 years
Canceled	(7,300)	7.14
Exercised	(34,800)	7.35
Outstanding – March 31, 2008	355,350	10.32	2.75 years

The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2008 was $471,000. The intrinsic value of options exercised during the three months ended March 31, 2008 was $101,000. Net cash proceeds from the exercise of stock options were $231,000 and $492,000 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2008	December 31 2007
Finished goods	$19,364,758	$19,212,773
Raw and processed materials	8,960,018	8,889,695
Total	$28,324,776	$28,102,468

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

On January 17, 2008, VIDE, a major customer of the JDL Technologies segment for the last several years, VIDE notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represents an event that requires goodwill to be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

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

The following table presents the changes in the Company’s warranty liability for the three months ended March 31, 2008 and 2007, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2008	2007
Beginning Balance	$518,000	$530,000
Actual warranty costs paid	186,000	78,000
Amounts charged to expense	(61,000)	(25,000)
Ending balance	$643,000	$583,000

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

Department of Justice Investigation

In April 2006, the Company’s JDL Technologies, Inc. subsidiary (along with other parties) was notified it was the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to voluntarily cooperating with DOJ investigators over the past 24 months, the Company has conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ has not indicated to the Company that it has discontinued its investigation, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. Nevertheless, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds may be affected by actions taken by other individuals or companies involved with the VIDE and E-RATE programs. If the VIDE were to be sanctioned by the E-RATE program as a result of the DOJ investigation, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Other contingencies

Since 2004, a former officer of one of the Company’s subsidiaries has in various written communications claimed that he is entitled to a substantially greater retirement benefit than he is currently receiving. The former officer has asserted that, in addition to what he is currently receiving, the Company should also provide a supplemental retirement benefit of approximately $100,000 per year, from June 1, 2004, based on the former officer’s interpretation of the meaning of certain terms in the former officer’s employment contract with the subsidiary and in a side letter delivered by the Company concurrently with the signing of the employment agreement. The Company has denied the former officer’s claim for a supplemental retirement benefit. While the former officer has, since 2004, threatened to present his claim in both judicial and administrative forums, as of the date of this report, the Company has not received any notice from a court or public official regarding the commencement of legal proceedings related to the former officers’ claim. If the former officer initiates legal action, the Company will vigorously defend against the claims that have been asserted and believes the former officer’s claims will be resolved without material cost to the Company.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2004-2007 remain open to examination by the Internal Revenue Service and the various state tax departments. The tax years from 2004-2007 remain open in Costa Rica.

The Company’s effective income tax rate was 48% for the first three months of 2008. The effective tax rate was higher than the federal tax rate of 34% due to state income taxes and provisions for interest charges on uncertain income tax positions. The Company’s effective income tax rate was approximately 35% for the three months ended March 31, 2007.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which has been distributed to the parent company on which no tollgate tax has been paid was approximately $11,054,000 at March 31, 2008. Tollgate taxes, penalties and interest of approximately $686,000 have been accrued and will likely be paid on these prior earnings in 2008.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, (JDL), which provides telecommunications network design, specification and maintenance to educational institutions; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Other includes non-allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenue.

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2008 and 2007 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2008:
Sales	$12,447,583	$13,048,578	$3,159,535	$1,665,539	$—	$30,321,235
Cost of sales	8,960,468	6,843,865	1,724,141	1,342,207	—	18,870,681
Gross profit	3,487,115	6,204,713	1,435,394	323,332	—	11,450,554
Selling, general and administrative expenses	1,673,180	4,784,026	228,704	282,622	1,062,626	8,031,158
Impairment	—	—	3,220,754	—	—	3,220,754
Operating income (loss)	$1,813,935	$1,420,687	$(2,014,064)	$40,710	$(1,062,626)	$198,642

Depreciation and amortization	$180,080	$118,390	$236,400	$21,376	$58,978	$615,224

Capital expenditures	$334,129	$102,500	$26,000	$5,301	$769,416	$1,237,346

Assets	$26,449,695	$25,859,672	$2,829,125	$5,581,702	$38,990,045	$99,710,239

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2007:
Sales	$11,785,323	$11,602,764	$1,397,544	$1,659,537	$—	$26,445,168
Cost of sales	8,456,111	6,544,330	1,286,699	1,314,224	—	17,601,364
Gross profit	3,329,212	5,058,434	110,845	345,313	—	8,843,804
Selling, general and administrative expenses	1,751,989	4,373,912	945,900	318,089	838,201	8,228,091
Operating income (loss)	$1,577,223	$684,522	$(835,055)	$27,224	$(838,201)	$615,713

Depreciation and amortization	$204,719	$108,163	$205,698	$34,345	$18,000	$570,925

Capital expenditures	$81,679	$87,921	$35,154	$8,510	$4,170	$217,434

Assets	$43,566,954	$25,232,975	$8,627,154	$5,500,118	$10,560,172	$93,487,373

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three Months Ended March 31
	2008	2007
Service cost	$14,000	$12,000
Interest cost	78,000	78,000
Expected return on plan assets	(78,000)	(76,000)
Amortization of unrecognized (gain)/loss	—	35,000
	$14,000	$49,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 41,578 shares and 75,528 shares for the respective three month periods ended March 31, 2008 and 2007. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 116,900 and 130,900 at March 31, 2008 and 2007, respectively.

NOTE 11 – ASSET IMPAIRMENT

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

On January 17, 2008 the Company was notified by the United States Virgin Island Department of Education (VIDE), a long term customer of JDL Technologies since 1998 that the Company was not selected as a vendor to provide services for the period from July 1, 2008 to June 30, 2009. This notification was completely unexpected by the Company.

The loss of the VIDE contract for relationship represents an event that requires the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified a complete impairment of the network infrastructure to the extent of its total net book value of $2,517,000.

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective Jan. 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for recurring fair value measurements. SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments categorized as Level 1 relate to cash equivalents.

Level 2 – Observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active, and inputs that are directly observable or can be corroborated by observable market data. . The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 include cash equivalents of $17,996,000 classified as level one within the SFAS No. 157 hierarchy.

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

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007

Consolidated sales increased 15% in 2008 to $30,321,000 compared to $26,445,000 in 2007. Consolidated operating income in 2008 decreased to $199,000 compared to $616,000 in the first quarter of 2007, after an impairment charge of $3,221,000 was recorded because JDL Technologies was not being selected as a vendor to provide services to the U.S. Virgin Islands Department of Education (“VIDE”) for the period from July 1, 2008 to June 30, 2009. This notification was received during the first quarter of 2008 and was completely unexpected by the Company. The Company completed the evaluation of this event, and identified an impairment of goodwill of $704,000 and impairment of the network infrastructure with a total net book value of $2,517,000.

Related to contracts with VIDE since 2002, JDL Technologies has installed a wireless hardware network infrastructure on the U.S. Virgin Islands (USVI) that it owns, with a net book value of approximately $2 million.

The Company is considering the following options related to the network infrastructure assets:

1.	Sell the assets to the awarded vendor or the USVI

2.	Lease the assets to the awarded vendor or the USVI

3.	Remove all assets and sell for salvage

Net income in 2008 decreased to $186,000 compared to $536,000 in the first quarter of 2007.

Suttle sales increased 6% in the first quarter of 2008 to $12,448,000 compared to $11,785,000 in the same period of 2007. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) increased 15% to $6,017,000 in 2008 compared to $5,206,000 in 2007 due to higher sales of structured cabling products. Sales to these customers accounted for 48% of Suttle’s sales in the 2008 first quarter compared to 44% of sales in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 14% to $4,081,000 in 2008 compared to $4,609,000 in 2007. This customer segment accounted for 33% and 39% of sales in the first quarters of 2008 and 2007, respectively. International sales increased 3% to $707,000 and accounted for 6% of Suttle’s first quarter 2008 sales. Sales to other customers increased 44% to $1,643,000.

The following table summarizes Suttle’s 2008 and 2007 sales by its major product groups:

	Suttle Sales by Product Group
	2008	2007
Modular connecting products	$5,978,000	$6,601,000
DSL products	2,338,000	2,508,000
Structured cabling products	3,770,000	2,330,000
Other products	362,000	346,000
	$12,448,000	$11,785,000

Suttle’s gross margins increased 5% in the first quarter of 2008 to $3,487,000 compared to $3,329,000 in the same period of 2007. Gross margin percentage remained at 28% in 2008 from 28% in 2007. Selling, general and administrative expenses decreased $79,000 or 4% in the first quarter of 2008 compared to the same period in 2007 due to decreased sales and marketing programs. Suttle’s operating income was $1,814,000 in the first quarter of 2008 compared to operating income of $1,577,000 in 2007.

JDL Technologies reported 2008 first quarter sales of $3,160,000 compared to $1,398,000 in 2007. This revenue recognition of $1.3 million in the first quarter of 2008 related to work performed in 2007, based on E-Rate approval as discussed below. JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2008	2007
Broward County FL schools	$1,001,000	$1,031,000
U.S. Virgin Islands Dept. of Education (VIDE)	2,091,000	86,000
All other	68,000	281,000
	$3,160,000	$1,398,000

The Company currently does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.) The Company’s 2008 first quarter revenue includes $1.3 million for services provided to the VIDE in 2007. The Company received E-Rate approval of the contracts for these services in March 2008.

JDL gross margins were $1,435,000 in the first quarter of 2008 compared to $111,000 in the same period in 2007. Gross margins in 2007 and 2008 were significantly impacted by the timing of the recognition of revenues from JDL’s VIDOE contracts. Costs of $1.4 million were recorded in 2007, when the services were provided, related to the $1.3 million revenue that was recognized in the first quarter of 2008 when the E-Rate funding was approved.. Selling, general and administrative expenses decreased in 2008 to $229,000 compared to $946,000 in 2007 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported an operating loss of $2,014,000 in the first quarter of 2008 compared to a $835,000 operating loss in the same period of 2007.

Transition Networks sales increased 12% to $13,049,000 in the first quarter of 2008 compared to $11,603,000 in 2007. Sales by customer regions in the 2008 and 2008 first quarters were:

	Transition Networks Sales by Region
	2008	2007
North America	$9,649,000	$7,918,000
Europe, Middle East, Asia	1,261,000	1,548,000
Rest of world	2,139,000	2,137,000
	$13,049,000	$11,603,000

Sales in North America increased $1,731,000 or 22%. The increase was largely due to sales to government customers. International sales decreased $285,000, or 9% primarily due to lower sales to Slovenia.

The following table summarizes Transition Networks’ 2008 and 2007 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2008	2007
Media converters	$11,337,000	$10,730,000
Ethernet switches	1,275,000	761,000
Ethernet adapters	437,000	—
Other products	—	111,000
	$13,049,000	$11,603,000

Gross margin on first quarter Transition Networks’ sales increased to $6,205,000 in 2008 from $5,058,000 in 2007. Gross margin as a percentage of sales was 48% in 2008, compared to 44% in the 2007 period, due to decreased manufacturing costs and better pricing on raw material purchases. Selling, general and administrative expenses increased to $4,784,000 in 2008 compared to $4,374,000 in 2007. Operating income increased to $1,421,000 in 2008 compared to $685,000 in 2007.

Austin Taylor’s revenues remained consistent with the first quarter of 2007. Gross margin decreased 6% to $323,000 in 2008 from $345,000 in 2007. Gross margin as a percentage of sales was 19% in 2008 compared to 21% in 2007. Operating income in 2008 was $41,000 compared to $27,000 in 2007.

Net investment income was $158,000 in 2008 compared to $206,000 in 2007 due to decreased cash and investment balances and lower rates earned on funds invested. Income before income taxes decreased to $356,000 in 2008 compared to $821,000 in 2007. The Company’s effective income tax rate was 48% in 2008 compared to 35% in 2007. In 2008 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities.

Liquidity and Capital Resources

At March 31, 2008, the Company had approximately $25,452,000 of cash and cash equivalents compared to $29,428,000 of cash and cash equivalents at December 31, 2007. The Company had current assets of approximately $81,700,000 and current liabilities of $11,190,000 at March 31, 2008 compared to current assets of $80,784,000 and current liabilities of $11,785,000 at December 31, 2007.

Net cash used in operating activities was $1,966,000 in the first three months of 2008 compared to $634,000 provided in the same period in 2007. The 2008 decrease was due primarily to increased accounts receivable at JDL as a result of invoicing in March 2008. This invoicing was completed after receiving funding approval for the costs incurred in the second half of 2007. Net income was positively impacted by $1.3 million revenue recognized and collected in cash in 2008 related to services that were provided in 2007. Significant working capital changes from December 31, 2007 to March 31, 2008 included increased accounts receivables of $2,482,000 due to increased sales and the timing of collections, an increase in other assets of $2,652,000 due to a prepayment for inventory at Transition and decreased amounts of accrued compensation of $1,251,000 due to payment of accrued bonuses.

Net cash used in investing activities was $1,237,000 in the first three months in 2008 compared to cash used of $217,000 in the same period in 2007, primarily due to capital expenditures at the Company’s new building in Minnetonka, Minnesota. In July, 2007 the Company completed the acquisition of this new building to house its Twin Cities based operations. Cash investments in other plant and equipment totaled $48,000 compared to $14,000 in 2007. Spending on other capital additions in 2008 is expected to total $1,900,000.

Net cash used in financing activities was $801,000 and $300,000 in the first three months of 2008 and 2007, respectively. Cash dividends paid in the first three months of 2008 were $1,029,000 ($.12 per common share) compared to $873,000 ($.10 per common share) in the same period in 2007. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first three months of 2008, the Company purchased and retired 2,515 shares at a cost of $28,000. At March 31, 2008, 328,574 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (4.2% at March 31, 2008). There were no borrowings on the line of credit during the first three months of 2008 or 2007. The credit agreement expires September 30, 2008 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Remaining mortgage payments on principal totaled $76,000 during the first quarter of 2008. The outstanding balance on the mortgage was $3,369,000 at March 31, 2008.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2007 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2008, except for the adoption of SFAS No. 157 as discussed below.

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

Recently Issued Accounting Pronouncements

SFAS No. 157, Fair Value Measurements, was issued by the Financial Accounting Standards Board (FASB) in September 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements where fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. Adoption of SFAS No. 157 will result in additional footnote disclosures related to the use of fair value measurements in the area of investments. The Company adopted SFAS No. 157 on January 1, 2008 and the required disclosures are included in this report on Form 10-Q.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. As of March 31, 2008 the Company had not opted, nor does it currently plan to opt, to apply fair value accounting to any financial instruments or other items that it is not currently required to account for at fair value.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2008 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to deficiencies in the controls over the financial close and reporting processes at the Company’s headquarters.

Operating Effectiveness of Accounting and Control Procedures.   We concluded that, in the aggregate, a material weakness existed as of March 31, 2008 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends. We had implemented control procedures in the last quarter of fiscal 2007 as described below, however these controls have not operated effectively for a sufficient period of time. Therefore, we have concluded that these control procedures were not effective. Once we have performed the procedures on a repeated basis, we will be able to reevaluate their effectiveness.

Changes in Internal Control over Financial Reporting

The following changes to our internal controls over financial reporting were substantially completed during the fourth quarter of fiscal 2007 and had positively affected, or were reasonably likely to positively affect, our internal control over financial reporting:

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

During the period covered by this Report there was no additional change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Not Applicable

Item 1A. Risk Factors

In addition to the risk factors disclosed elsewhere in this report or in the Company’s 2007 Annual Report on Form 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

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

Department of Justice Investigation

In April 2006, the Company’s JDL Technologies, Inc. subsidiary (along with other parties) was notified it was the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to voluntarily cooperating with DOJ investigators over the past 24 months, the Company has conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ has not indicated to the Company that it has discontinued its investigation, no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. Nevertheless, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds may be affected by actions taken by other individuals or companies involved with the VIDE and E-RATE programs. If the VIDE were to be sanctioned by the E-RATE program as a result of the DOJ investigation, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

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

Communications Systems, Inc.

	By:	/s/ Jeffrey K. Berg
Date: May 15, 2008		Jeffrey K. Berg President and Chief Executive Officer

	By:	/s/ David T. McGraw
Date: May 15, 2008		David T. McGraw Chief Financial Officer