Form 10-Q
period 2008-06-30
COMMUNICATIONS SYSTEMS INC
filed 2008-08-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 5, 2008
Common Stock, par value $.05 per share	NASDAQ	8,620,384

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30 2008	December 31 2007
CURRENT ASSETS:
Cash and cash equivalents	$27,564,030	$29,427,879
Trade accounts receivable, less allowance for doubtful accounts of $159,000 and $198,000, respectively	21,891,620	17,550,391
Inventories	27,227,309	28,102,468
Prepaid income taxes	728,952	1,418,576
Other current assets	1,745,031	993,881
Deferred income taxes	3,194,889	3,291,009
TOTAL CURRENT ASSETS	82,351,831	80,784,204

PROPERTY, PLANT AND EQUIPMENT, net	12,847,149	13,944,597

OTHER ASSETS:
Goodwill	4,560,217	5,264,095
Deferred income taxes	1,352,614	232,011
Funded pension assets	394,733	395,465
Other assets	137,238	139,941
TOTAL OTHER ASSETS	6,444,802	6,031,512

TOTAL ASSETS	$101,643,782	$100,760,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$336,710	$322,309
Accounts payable	4,487,714	$3,941,648
Accrued compensation and benefits	2,738,817	3,739,987
Other accrued liabilities	2,192,020	1,864,355
Income taxes payable	1,211,585	887,397
Dividends payable	1,034,632	1,029,130
TOTAL CURRENT LIABILITIES	12,001,478	11,784,826

LONG TERM LIABILITIES:
Long-term compensation plans	492,287	596,280
Income taxes payable	363,184	325,778
Long term debt - mortgage payable	2,951,626	3,122,847
TOTAL LONG-TERM LIABILITIES	3,807,097	4,044,905

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,609,628 and 8,541,205 shares issued and outstanding, respectively	430,481	427,060
Additional paid-in capital	34,319,620	33,521,963
Retained earnings	50,097,250	49,784,593
Accumulated other comprehensive income	987,856	1,196,966
TOTAL STOCKHOLDERS’ EQUITY	85,835,207	84,930,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,643,782	$100,760,313

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Sales from operations	$31,291,042	$33,255,998	$61,612,277	$59,701,166

Costs and expenses:
Cost of sales	20,029,342	19,678,122	38,900,023	37,279,486
Selling, general and administrative expenses	8,553,281	8,137,513	16,584,438	16,365,604
Impairment and other charges related to JDL (Notes 4 and 11)	(221,313)	0	2,999,441	0
Total costs and expenses	28,361,310	27,815,635	58,483,902	53,645,090
Operating income	2,929,732	5,440,363	3,128,375	6,056,076

Other income and (expenses):
Investment and other income	130,504	266,323	319,260	478,494
Gain (loss) on sale of assets	80,987	0	86,204
Interest and other expense	(51,638)	(6,431)	(87,762)	(13,022)
Other income, net	159,853	259,892	317,702	465,472

Income before income taxes	3,089,585	5,700,255	3,446,077	6,521,548

Income tax expense	829,000	1,980,000	999,000	2,265,000

Net income	2,260,585	3,720,255	2,447,077	4,256,548

Other comprehensive (loss) income:
Unrecognized actuarial gain (loss) to pension obligation	(44,367)	0	43	0
Foreign currency translation adjustment	33,822	53,044	(209,153)	67,167
Total other comprehensive income	(10,545)	53,044	(209,110)	67,167
Comprehensive Net income	$2,250,040	$3,773,299	$2,237,967	$4,323,715

Basic net income per share:	$.26	$.42	$.28	$.48

Diluted net income per share:	$.26	$.42	$.28	$.48

Average Basic Shares Outstanding	8,609,628	8,857,720	8,593,851	8,833,452
Average Dilutive Shares Outstanding	8,652,053	8,926,387	8,635,834	8,905,370
Dividends per share	$.12	$.10	$.24	$.20

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Cumulative Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,964	$49,784,593	$1,196,966	$84,930,582
Net income				2,447,077		$2,447,077
Issuance of common stock under Employee Stock Purchase Plan	3,757	188	42,178			$42,366
Issuance of common stock to Employee Stock Ownership Plan	38,296	1,915	454,574			$456,489
Issuance of common stock under Employee Stock Option Plan	35,800	1,790	262,405			$264,195
Tax benefit from non-qualified employee stock options			34,216			$34,216
Share based compensation			41,824			$41,824
Purchase of common stock	(9,430)	(471)	(37,541)	(65,919)		$(103,931)
Shareholder dividends				(2,068,501)		$(2,068,501)
Other comprehensive income					(209,110)	$(209,110)
BALANCE AT JUNE 30, 2008	8,609,628	430,481	34,319,620	50,097,250	987,856	85,835,207

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June. 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,447,077	$4,256,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,107,339	1,131,476
Share based compensation	41,824	49,205
Deferred income taxes	(1,024,482)	(29,689)
Impairment and other charges related to JDL (Notes 4 and 11)	2,999,441	0
(Gain) loss on sale of assets	(86,204)	0
Excess tax benefit from stock based payments	(34,216)	(49,740)
Changes in assets and liabilities:
Trade receivables	(4,346,423)	(797,650)
Inventories	933,428	(1,596,652)
Prepaid income taxes	689,624	322,907
Other current assets	(946,866)	(1,376,698)
Accounts payable	546,307	(599,519)
Accrued compensation and benefits	(1,105,164)	184,638
Other accrued expenses	794,308	336,314
Income taxes payable	395,836	1,602,767
Net cash provided by operating activities	2,411,829	3,433,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,408,985)	(836,015)
Proceeds from sale of fixed assets	127,906	0
Purchases of other assets	0	(108,845)
Net cash used in investing activities	(2,281,079)	(944,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,062,999)	(1,757,409)
Mortgage principal payments	(156,820)	0
Proceeds from issuance of common stock	306,559	694,289
Excess tax benefit from stock based payments	34,216	49,740
Purchase of common stock	(103,932)	(4,082)
Net cash used in financing activities	(1,982,976)	(1,017,462)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(11,623)	(1,871)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,863,849)	1,469,714

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,427,879	28,751,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,564,030	$30,220,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$449,260	$369,015
Interest paid	89,079	13,022
Dividends declared not paid	1,034,632	886,243

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Financial statement presentation

The consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of June 30, 2008 and 2007 and the related consolidated statements of income and comprehensive income, and the consolidated statements of cash flows for the periods ended June 30, 2008 and 2007 have been prepared by Communications Systems, Inc. and Subsidiaries (the Company or we). In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.

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

JDL Technologies records revenue on service contracts on a straight-line basis over the contract period (unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern). Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are 90% funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administrative Company (USAC) before payment can be made to JDL. Prior to 2006 due to our history of receiving funding and our direct involvement in the application process we had followed a policy to recognize revenue prior to funding approval being received from the SLD so long as we can conclude that it is remote that funding will not be approved.

During 2006, as a result of its experience with the E-RATE funding process, it became apparent that JDL’s ability to receive E-RATE funds was affected by actions that might have been taken by other individuals or companies involved with the VIDE and E-RATE programs. This gave rise to the possibility that if the VIDE were to be sanctioned by the E-RATE program due to the actions of others, JDL might be unable to collect for provided services even though JDL’s conduct was compliant with the E-RATE program. It also became apparent in 2006 that JDL’s contracts with the VIDE would not be approved for payment by the SLD until the SLD was satisfied that the VIDE was operating within the E-RATE program’s legal guidelines. Accordingly, after considering the uncertainties created by a pending U.S. Department of Justice investigation of VIDE (see Note 6 below), SLD’s review of VIDE’s compliance with the E-RATE program and JDL’s inability to collect for services that began in April 2006 provided without SLD approval, the Company determined it could not recognize revenue on JDL’s VIDE contracts in 2006, until it received a Funding Commitment Decision Letter (“FCDL”) from the SLD approving the contracts. The Company subsequently received FCDLs and has been paid in full under contracts for the 2005-2006 and 2006 – 2007 school years. However, the Company will maintain this approach until it becomes convinced that such approvals are routine and that it is remote funding will not be approved.

In March 2008, JDL Technologies’ contracts to provide interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2007 – 2008 school years were approved by the Schools and Libraries Division (SLD) of the Universal Service Administrative Company. The Company recognized $1.3 million of revenue from these contracts for services provided between July 1, 2007 and December 31, 2007 in the three and six month periods ending March 31, 2008 and June 30, 2008. Expenses related to the contracts in the amount of $1.069 million were recognized in the financial statements as they were incurred in 2007.

Comprehensive income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30 2008	December 31 2007
Foreign currency translation	$355,884	$492,904
Minimum pension liability	631,972	704,062
	$987,856	$1,196,966

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At June 30, 2008, 970,789 shares remained available to be issued under the plan. All currently outstanding awards under the 1992 stock plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At June 30, 2008, 28,000 shares are available to be issued under the plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2008. This plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Stock compensation expense recognized for the six month periods ended June 30, 2008 was $42,000 before income taxes and $27,000 after income taxes. Stock compensation expense recognized for the six month periods ended June 30, 2007 was $49,000 before income taxes and $32,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the six month periods ended June 30, 2008 and 2007, were $34,000 and $50,000, respectively.

The following table summarizes the stock option transactions for the three months ended June 30, 2008. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2007	397,450	$10.01	2.97 years
Issued	18,000	11.41
Canceled	(25,300)	15.04
Exercised	(35,800)	7.38
Outstanding – June 30, 2008	354,350	10.04	3.26 years

18,000 director stock options were granted during the six month period ended June 30, 2008. The aggregate intrinsic value of options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2008 was $0. The intrinsic value of options exercised during the six months ended June 30, 2008 was $101,000. Net cash proceeds from the exercise of stock options were $239,000 and $644,000 for the six months ended June 30, 2008 and 2007, respectively.

The fair value of stock options issued was $42,000 and $49,000 in the six month periods ended June 30, 2008 and 2007, respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents a summary of the significant assumptions used during the six-months ended June 30, 2008 and 2007 to estimate the fair value of stock options:

Black-Scholes Option Valuation Assumptions (1)	2008	2007
Risk-free interest rate (2)	3.8%	5.2%
Expected dividend yield	4.0%	3.9%
Expected stock price volatility (3)	26.6%	31.4%
Expected term of stock options (in years) (4)	7.0%	7.0%

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the ten-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Volatility is based on historical data.
(4)	The expected life of stock options is estimated based upon historical experience.

NOTE 3 – INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2008	December 31 2007
Finished goods	$16,615,129	$19,212,773
Raw and processed materials	10,612,180	8,889,695
Total	$27,227,309	$28,102,468

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

On January 17, 2008, VIDE, a major customer of the JDL Technologies segment for the last several years, notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represents an event that requires goodwill to be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

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

The following table presents the changes in the Company’s warranty liability for the six months ended June 30, 2008 and 2007, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2008	2007
Beginning Balance	$518,000	$530,000
Actual warranty costs paid	(159,000)	(183,000)
Amounts charged to expense	260,000	174,000
Ending balance	$619,000	$521,000

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

Other contingencies

There has been no change in the status of the claim reported under “Other contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company’s effective income tax rate was 29% for the first six months of 2008. The effective tax rate was lower than the federal tax rate of 34% due to state income taxes and provisions for interest charges and settlement of uncertain income tax positions as described below. The Company’s effective income tax rate was approximately 34% for the six months ended June 30, 2007.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 were subject to a Puerto Rico tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which had been distributed to the parent company on which no tollgate tax had been paid was approximately $11,054,000 at June 30, 2008. The Company had recorded a cumulative reserve of $675,000 for this uncertain tax position in prior years. The Company signed an agreement with the Puerto Rico Internal Revenue Code on May 29, 2008 for the tollgate tax payment which was determined to be $280,000 based on the agreement. The resolution of this uncertain tax position resulted in an income tax benefit of $395,000 which caused a decrease in the effective income tax rate.

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

Information concerning the Company’s continuing operations in the various segments for the six-month and three-month periods ended June 30, 2008 and 2007 is as follows:

SEGMENT INFORMATION – SIX MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2008:
Sales	$22,601,241	$30,324,633	$5,574,530	$3,111,873	$—	$61,612,277
Cost of sales	17,018,734	15,921,759	3,392,070	2,567,460	—	$38,900,023
Gross profit	5,582,507	14,402,874	2,182,460	544,413	—	22,712,254
Selling, general and administrative expenses	3,491,766	10,100,759	484,686	549,218	1,958,009	$16,584,438
Impairment and other charges related to JDL	—	—	2,999,441	—	—	$2,999,441
Operating income (loss)	$2,090,741	$4,302,115	$(1,301,667)	$(4,805)	$(1,958,009)	$3,128,375

Depreciation and amortization	$366,149	$285,073	$286,200	$44,477	$125,440	$1,107,339

Capital expenditures	$438,574	$339,968	$—	$11,156	$1,619,287	$2,408,985

Assets	$24,345,248	$25,930,045	$6,385,685	$5,468,501	$39,514,303	$101,643,782

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2007:
Sales	$23,567,299	$24,690,698	$8,084,647	$3,358,522	$—	$59,701,166
Cost of sales	17,163,182	13,359,235	4,174,306	2,582,763	—	$37,279,486
Gross profit	6,404,117	11,331,463	3,910,341	775,759	—	22,421,680
Selling, general and administrative expenses	3,582,175	8,945,062	1,575,914	637,292	1,625,161	$16,365,604
Operating income (loss)	$2,821,942	$2,386,401	$2,334,427	$138,467	$(1,625,161)	$6,056,076

Depreciation and amortization	$406,461	$208,454	$411,399	$69,162	$36,000	$1,131,476

Capital expenditures	$133,195	$630,327	$50,587	$12,343	$9,563	$836,015

Assets	$44,926,256	$28,855,331	$8,737,953	$5,885,703	$9,717,544	$98,122,787

SEGMENT INFORMATION – THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2008:
Sales	$10,153,658	$17,276,055	$2,414,995	$1,446,334	$—	$31,291,042
Cost of sales	8,058,266	9,077,894	1,667,929	1,225,253	—	$20,029,342
Gross profit	2,095,392	8,198,161	747,066	221,081	—	11,261,700
Selling, general and administrative expenses	1,818,586	5,316,733	255,982	266,596	895,384	$8,553,281
Impairment and other charges related to JDL	—	—	(221,313)	—	—	$(221,313)
Operating income (loss)	$276,806	$2,881,428	$712,397	$(45,515)	$(895,384)	$2,929,732

Depreciation and amortization	$186,069	$166,683	$49,800	$23,101	$66,462	$492,115

Capital expenditures	$104,445	$237,468	$—	$5,855	$823,871	$1,171,639

Assets	$24,345,248	$25,930,045	$6,385,685	$5,468,501	$39,514,303	$101,643,782

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2007:
Sales	$11,781,976	$13,087,934	$6,687,103	$1,698,985	$—	$33,255,998
Cost of sales	8,707,071	6,814,905	2,887,607	1,268,539	—	$19,678,122
Gross profit	3,074,905	6,273,029	3,799,496	430,446	—	13,577,876
Selling, general and administrative expenses	1,832,632	4,571,150	630,014	319,203	784,514	$8,137,513
Operating income (loss)	$1,242,273	$1,701,879	$3,169,482	$111,243	$(784,514)	$5,440,363

Depreciation and amortization	$201,742	$100,291	$205,701	$34,817	$18,000	$560,551

Capital expenditures	$51,516	$542,406	$15,433	$3,833	$5,393	$618,581

Assets	$44,926,256	$28,855,331	$8,737,953	$5,885,703	$9,717,544	$98,122,787

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six Months Ended June 30
	2008	2007
Service cost	$26,000	$24,000
Interest cost	157,000	156,000
Expected return on plan assets	(156,000)	(152,000)
Amortization of unrecognized (gain)/loss	—	70,000
	$27,000	$98,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 42,426 shares and 41,983 shares for the respective three and six month periods ended June 30, 2008. The dilutive effect of stock options for the three and six month periods ended June 30, 2007 was 68,667 shares and 71,918 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 116,900 at June 30, 2008 and 2007.

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

The loss of the VIDE contract for relationship represented an event that required the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,517,000.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 include cash equivalents of $20,627,000 classified as level one within the SFAS No. 157 hierarchy.

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

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007

Consolidated sales increased 3% in 2008 to $61,612,000 compared to $59,701,000 in 2007. Consolidated operating income in 2008 decreased to $3,128,000 compared to $6,056,000 in the first six months of 2007. The sharp decline in operating income stems from the decision by a customer of the Company’s JDL Technologies Inc. subsidiary, the U.S. Virgin Islands Department of Education (“VIDE”), to select another vendor to provide wireless network services for the contract year beginning July 1, 2008. JDL had supplied network services to VIDE under one year contracts since 2002. Notification of this decision by VIDE, which was totally unexpected by the Company, was given to JDL on January 17, 2008, and after unsuccessful attempts to reverse VIDE’s decision, the Company decided to withdraw its operations in the Virgin Islands effective June 30, 2008. In accordance with applicable accounting principles, the Company conducted an evaluation of this event for impairment, and identified an impairment of goodwill of $704,000 and impairment of the network infrastructure with a total net book value of $2,517,000. The process of winding up JDL’s Virgin Islands operations is mostly complete and the Company will continue to explore all options for selling the remaining VIDE related assets.

The Company’s six month results for 2008 and 2007 also reflect the impact of revenue recognition policies adopted to account for federal government funding of services that were provided under successive one year contracts by JDL to VIDE. For reasons discussed in Note 1 to the condensed consolidated financial statements, the Company adopted a revenue recognition policy in early 2007 that it would not recognize income for its work under contracts with VIDE until a funding commitment was approved under the federal government’s E-Rate program. In the second quarter of 2007, funding commitments for several contracts were received for work performed in earlier periods. As a result, in its 2007 six month financial statements the Company recognized $2,555,000 of revenue for services performed in 2006. In the current year, during first quarter of 2008 funding commitments for contracts with VIDE for work performed in 2007 were received, and the Company has recognized $1,300,000 of revenue in the 2008 first six months period.

Net income in 2008 decreased to $2,447,000 compared to $4,257,000 in the first six months of 2007.

Suttle sales decreased 4% in the first six months of 2008 to $22,601,000 compared to $23,567,000 in the same period of 2007. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) remained stable at $10,318,000 in 2008 compared to $10,316,000 in 2007. Sales to these customers accounted for 47% of Suttle’s sales in the first six months of 2008 compared to 44% of sales in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 9% to $8,319,000 in 2008 compared to $9,119,000 in 2007, primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 37% and 39% of sales in the first six months of 2008 and 2007, respectively. International sales decreased 25% to $1,258,000 and accounted for 6% of Suttle’s first six months 2008 sales. Sales to other customers increased 11% to $2,706,000.

The following table summarizes Suttle’s 2008 and 2007 sales by its major product groups:

	Suttle Sales by Product Group
	2008	2007
Modular connecting products	$10,130,000	$13,217,000
DSL products	4,523,000	5,160,000
Structured cabling products	7,497,000	4,667,000
Other products	451,000	523,000
	$22,601,000	$23,567,000

Modular connecting products sales have decreased due to a slowing of the home building business, whereas structured cabling products have increased because of an increasing fiber to home market.

Suttle’s gross margins decreased 13% in the first six months of 2008 to $5,582,000 compared to $6,404,000 in the same period of 2007. Gross margin percentage decreased to 25% in 2008 from 27% in 2007 due to underabsorbed overhead in their factories and product mix changes. Selling, general and administrative expenses decreased $90,000 or 3% in the first six months of 2008 compared to the same period in 2007 due to decreased sales and marketing programs. Suttle’s operating income was $2,091,000 in the first six months of 2008 compared to operating income of $2,822,000 in 2007.

JDL Technologies reported 2008 first six months sales of $5,575,000 compared to $8,085,000 in 2007. The Company currently does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the condensed consolidated financial statements.)  For the six month period ending June 30, 2007, the revenues include $2,555,000 for services provided to the VIDE in 2006 for which E-Rate approval of these contracts was received in April and May of 2007. The Company’s 2008 first six months revenue includes $1,300,000 for contracts of services provided to the VIDE in 2007 which was approved in March 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2008	2007
Broward County FL schools	$2,573,000	$2,456,000
U.S. Virgin Islands Dept. of Education (VIDE)	2,921,000	4,398,000
All other	81,000	1,231,000
	$5,575,000	$8,085,000

JDL gross margins were $2,182,000 in the first six months of 2008 compared to $3,910,000 in the same period in 2007. Gross margins in 2008 and 2007 were significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts. Costs of $1,400,000 were recorded in 2007, when the services were provided, however, the $1,300,000 revenue related to these costs was recognized in the first six months of 2008 when the E-Rate funding was approved. Similarly, the Company’s 2007 revenues in the first six months include $2,555,000 for services provided to the VIDE in 2006. 2007 gross margins due to the timing of revenue recognition were partially offset by increased depreciation charges due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. VIDE’s decision to select another vendor for the 2008-2009 contract year has resulted in reduced selling, general and administrative expenses. These costs decreased in 2008 to $485,000 compared to $1,576,000 in 2007 due to lower legal and professional fees, staff reductions and reductions in marketing and administrative costs. JDL reported an operating loss of $1,302,000 in the first six months of 2008 compared to $2,334,000 operating income in the same period of 2007.

Transition Networks sales increased 23% to $30,325,000 in the first six months of 2008 compared to $24,691,000 in 2007. Sales by customer regions in the 2008 and 2007 first six months were:

	Transition Networks Sales by Region
	2008	2007
North America	$20,548,000	$17,742,000
Europe, Middle East, Asia	4,753,000	3,066,000
Rest of world	5,024,000	3,883,000
	$30,325,000	$24,691,000

Sales in North America increased $2,806,000 or 16%. The increase was largely due to sales to government customers. International sales increased $2,828,000, or 41% primarily due to higher sales to Slovenia.

The following table summarizes Transition Networks’ 2008 and 2007 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2008	2007
Media converters	$23,186,000	$22,070,000
Ethernet switches	2,928,000	1,875,000
Ethernet adapters	2,572,000	257,000
Other products	1,639,000	489,000
	$30,325,000	$24,691,000

Gross margin on first six months Transition Networks’ sales increased to $14,403,000 in 2008 from $11,331,000 in 2007. Gross margin as a percentage of sales was 47% in 2008, compared to 46% in the 2007 period, due to decreased manufacturing costs and better pricing on raw material purchases. Selling, general and administrative expenses increased to $10,101,000 (33% of net revenues) in 2008 compared to $8,945,000 (36% of net revenues) in 2007. Operating income increased to $4,302,000 in 2008 compared to $2,386,000 in 2007.

Austin Taylor’s revenues decreased to $3,112,000 compared to $3,359,000 for the first six months of 2007. Gross margin decreased 30% to $544,000 in 2008 from $776,000 in 2007. This decrease was due to greatly increased material costs during the first six months of 2008, a trend that has accelerated. Gross margin as a percentage of sales was 17% in 2008 compared to 23% in 2007. Austin Taylor reported an operating loss in 2008 of $5,000 compared to operating income of $138,000 in 2007.

Net investment income was $318,000 in 2008 compared to $465,000 in 2007 due to decreased cash and investment balances and lower rates earned on funds invested. Income before income taxes decreased to $3,446,000 in 2008 compared to $6,522,000 in 2007. The Company’s effective income tax rate was 29% during the first six months of 2008 compared to 35% for the same period in 2007 because, due to the settlement of the Puerto Rico toll gate tax as discussed in Note 7, the Company was able to reduce its reserve for certain state and foreign tax liabilities.

Three Months Ended June 30, 2008 Compared to

Three Months Ended June 30, 2007

Consolidated sales decreased 6% in 2008 to $31,291,000 compared to $33,256,000 in 2007. Consolidated operating income in 2008 decreased to $2,930,000 compared to $5,440,000 in the first six months of 2007 primarily due to the impairment charge discussed under management’s discussion of results for the first six months of 2008 compared to the same period in 2007.

Net income in 2008 decreased to $2,261,000 compared to $3,720,000 in the second quarter of 2007.

Suttle sales decreased 14% in the second quarter of 2008 to $10,154,000 compared to $11,782,000 in the same period of 2007 due to a general slow down in the housing market. Sales to the major telephone companies (the Regional Bell Operating Companies (“RBOCs”) decreased 16% to $4,301,000 in 2008 compared to $5,109,000 in 2007 due to lower sales of modular connecting products. Sales to these customers accounted for 42% of Suttle’s sales in the 2008 second quarter compared to 43% of sales in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 6% to $4,238,000 in 2008 compared to $4,510,000 in 2007, primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 42% and 38% of sales in the second quarters of 2008 and 2007, respectively. International sales decreased 47% to $552,000 and accounted for 5% of Suttle’s second quarter 2008 sales. Suttle’s products do not have a large international market, due to product mix differences internationally. Sales to other customers decreased 6% to $1,063,000.

The following table summarizes Suttle’s 2008 and 2007 sales by its major product groups:

	Suttle Sales by Product Group
	2008	2007
Modular connecting products	$4,153,000	$6,616,000
DSL products	2,185,000	2,652,000
Structured cabling products	3,727,000	2,337,000
Other products	89,000	177,000
	$10,154,000	$11,782,000

Modular connecting products sales have decreased due to a slowing of the home building business, whereas structured cabling products have increased because of an increasing fiber to home market.

Suttle’s gross margins decreased 32% in the second quarter of 2008 to $2,095,000 compared to $3,075,000 in the same period of 2007. Gross margin percentage decreased to 21% in 2008 from 26% in 2007 due to underabsorbed overhead in their factories and product mix changes. Selling, general and administrative expenses decreased $14,000 or 1% in the second quarter of 2008 and remained consistent with the same period in 2007. Suttle’s operating income was $277,000 in the second quarter of 2008 compared to operating income of $1,242,000 in 2007.

JDL Technologies reported 2008 second quarter sales of $2,415,000 compared to $6,687,000 in 2007.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2008	2007
Broward County FL schools	$1,581,000	$1,425,000
U.S. Virgin Islands Dept. of Education (VIDE)	834,000	4,313,000
All other		949,000
	$2,415,000	$6,687,000

The Company currently does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. (A further discussion of revenue recognition policies can be found in Note 1 to the consolidated financial statements.)

The Company’s second quarter results for 2007 reflect the impact of revenue recognition policies discussed above to account for federal government funding of services that were provided by JDL to VIDE. In April and May 2007 funding commitments for several contracts were received. As a result, the Company recognized $2,555,000 of revenue for services provided to VIDE in 2006.

JDL gross margins were $747,000 in the second quarter of 2008 compared to $3,799,000 in the same period in 2007. Gross margins in 2007 and 2008 were significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts. Selling, general and administrative expenses decreased in 2008 to $256,000 compared to $630,000 in 2007 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported operating income of $712,000 in the second quarter of 2008 compared to $3,169,000 in the same period of 2007.

Transition Networks sales increased 32% to $17,276,000 in the second quarter of 2008 compared to $13,088,000 in 2007. Sales by customer regions in the 2008 and 2007 second quarters were:

	Transition Networks Sales by Region
	2008	2007
North America	$10,914,000	$9,824,000
Europe, Middle East, Asia	3,476,000	1,519,000
Rest of world	2,886,000	1,745,000
	$17,276,000	$13,088,000

Sales in North America increased $1,090,000 or 11%. The increase was largely due to sales to government customers. International sales increased $3,098,000, or 95% primarily due to higher sales to Slovenia.

The following table summarizes Transition Networks’ 2008 and 2007 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2008	2007
Media converters	$11,899,000	$11,340,000
Ethernet switches	2,326,000	1,114,000
Ethernet adapters	2,019,000	257,000
Other products	1,032,000	377,000
	$17,276,000	$13,088,000

Gross margin on second quarter Transition Networks’ sales increased to $8,198,000 in 2008 from $6,273,000 in 2007. Gross margin as a percentage of sales was 47% in 2008, compared to 48% in the 2007 period, due to decreased manufacturing costs and better pricing on raw material purchases. Selling, general and administrative expenses increased to $5,317,000 in 2008 compared to $4,571,000 in 2007. Operating income increased to $2,881,000 in 2008 compared to $1,702,000 in 2007.

Austin Taylor’s revenues decreased to $1,446,000 for the second quarter of 2008, compared to $1,699,000 for the second quarter of 2007. Gross margin decreased 49% to $221,000 in 2008 from $430,000 in 2007. Gross margin as a percentage of sales was 15% in 2008 compared to 25% in 2007. Austin Taylor reported an operating loss in 2008 of $46,000 compared to operating income of $111,000 in 2007.

Net investment income was $160,000 in 2008 compared to $260,000 in 2007 due to decreased cash and investment balances and lower rates earned on funds invested. Income before income taxes decreased to $3,090,000 in 2008 compared to $5,700,000 in 2007. The Company’s effective income tax rate was 27% in 2008 compared to 35% in 2007 and decreased because, due to the settlement of the Puerto Rico toll gate tax as discussed in Note 7, the Company was able to reduce its reserve for certain state and foreign tax liabilities.

Liquidity and Capital Resources

At June 30, 2008, the Company had approximately $27,564,000 of cash and cash equivalents compared to $29,428,000 of cash and cash equivalents at December 31, 2007. The Company had current assets of approximately $82,352,000 and current liabilities of $12,001,000 at June 30, 2008 compared to current assets of $80,784,000 and current liabilities of $11,785,000 at December 31, 2007.

Net cash provided by operating activities was $2,412,000 in the first six months of 2008 compared to $3,434,000 provided in the same period in 2007. Significant working capital changes from December 31, 2007 to June 30, 2008 included increased accounts receivables of $4,346,000 due to increased sales and the timing of collections, an increase in other assets of $947,000 due to a prepayment for inventory at Transition and decreased amounts of accrued compensation of $1,105,000 due to payment of accrued bonuses.

Net cash used in investing activities was $2,281,000 in the first six months in 2008 compared to cash used of $945,000 in the same period in 2007, primarily due to capital expenditures at the Company’s new building in Minnetonka, Minnesota. In July, 2007 the Company completed the acquisition of this new building to house its Twin Cities based operations. Cash investments in other plant and equipment totaled $2,409,000 compared to $836,000 in 2007. Spending on other capital additions in 2008 is expected to total $1,900,000 in the third and fourth quarters of 2008.

Net cash used in financing activities was $1,983,000 and $1,017,000 in the first six months of 2008 and 2007, respectively. Cash dividends paid in the first six months of 2008 were $2,063,000 ($0.24 per common share) compared to $1,757,000 ($.20 per common share) in the same period in 2007. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first six months of 2008, the Company purchased and retired 9,430 of its common shares at a cost of $104,000. At June 30, 2008, 321,532 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (4.2% at June 30, 2008). There were no borrowings on the line of credit during the first six months of 2008 or 2007. The credit agreement expires September 30, 2008 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Remaining mortgage payments on principal totaled $81,000 during the second quarter of 2008. The outstanding balance on the mortgage was $3,288,000 at June 30, 2008.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2007 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2008, except for the adoption of SFAS No. 157 as discussed below.

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

Recently Issued Accounting Pronouncements

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. As of June 30, 2008 the Company had not opted, nor does it currently plan to opt, to apply fair value accounting to any financial instruments or other items that it is not currently required to account for at fair value.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2008 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

Operating Effectiveness of Accounting and Control Procedures.   We concluded that, in the aggregate, a material weakness existed as of June 30, 2008 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends. We had implemented control procedures in the last quarter of fiscal 2007 as described below, however these controls have not operated effectively for a sufficient period of time. Therefore, we have concluded that these control procedures were not effective. Once we have performed the procedures on a repeated basis, we will be able to reevaluate their effectiveness.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations, include, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Department of Justice Investigation

In April 2006, the Company’s JDL Technologies, Inc. subsidiary (along with other parties) was notified it was the subject of a civil investigation by the U.S. Department of Justice (“DOJ”) into whether false claims under the federal government’s E-RATE program were made in connection with work performed for the Virgin Islands Department of Education (VIDE). In addition to voluntarily cooperating with DOJ investigators over the past 24 months, the Company has conducted its own internal investigation of its business dealings with VIDE and its compliance with the E-RATE program. While the DOJ has not indicated to the Company that it has discontinued its investigation, neither the Company, nor its counsel has received a direct communication from the DOJ in over a year and no legal action has been initiated against the Company by the DOJ or any other agency as of the date of this report. In addition, as a result of its own investigation, the Company believes it has acted ethically and legally in its business dealings with the VIDE and in its compliance with E-RATE program requirements and believes that the DOJ investigation will be resolved without material cost to the Company. Nevertheless, the possibility exists that the DOJ may assert claims against JDL that, if proved, could result in materially adverse financial consequences to the Company. In addition, the Company’s ability to receive E-RATE funds may be affected by actions taken by other individuals or companies involved with the VIDE and E-RATE programs. If the VIDE were to be sanctioned by the E-RATE program as a result of the DOJ investigation, JDL may be unable to collect for provided services even though JDL’s conduct is compliant with the E-RATE program.

Items 2 – 5. Not Applicable

Item 6.  Exhibits.

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

Communications Systems, Inc.
	By	/s/ Jeffrey K. Berg
Date: August 14, 2008		Jeffrey K. Berg President and Chief Executive Officer

/s/ David T. McGraw
Date: August 14, 2008	David T. McGraw Chief Financial Officer