Form 10-Q
period 2008-09-30
COMMUNICATIONS SYSTEMS INC
filed 2008-11-13
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐     Accelerated Filer ☐      Non-Accelerated Filer☐      Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Name of Exchange
Class	On Which Registered	Outstanding at November 5, 2008

Common Stock, par value	NASDAQ	8,579,530
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30 2008	December 31 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,429,781	$29,427,879
Trade accounts receivable, less allowance for doubtful accounts of $184,000 and $198,000, respectively	24,546,023	17,550,391
Inventories	26,130,714	28,102,468
Prepaid income taxes	1,272,840	1,418,576
Other current assets	859,358	993,881
Deferred income taxes	3,205,893	3,291,009

TOTAL CURRENT ASSETS	86,444,609	80,784,204

PROPERTY, PLANT AND EQUIPMENT, net	12,712,517	13,944,597

OTHER ASSETS:
Goodwill	4,560,217	5,264,095
Deferred income taxes	1,174,215	232,011
Funded pension assets	359,865	395,465
Other assets	134,728	139,941

TOTAL OTHER ASSETS	6,229,025	6,031,512

TOTAL ASSETS	$105,386,151	$100,760,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$342,489	$322,309
Accounts payable	4,710,620	$3,941,648
Accrued compensation and benefits	3,313,748	3,739,987
Other accrued liabilities	2,113,551	1,864,355
Income taxes payable	2,580,440	887,397
Dividends payable	1,034,428	1,029,130

TOTAL CURRENT LIABILITIES	14,095,276	11,784,826

LONG TERM LIABILITIES:
Long-term compensation plans	402,715	596,280
Income taxes payable	1,170,637	325,778
Long term debt - mortgage payable	2,863,807	3,122,847

TOTAL LONG-TERM LIABILITIES	4,437,159	4,044,905

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,579,531 and 8,541,205 shares issued and outstanding, respectively	428,976	427,060
Additional paid-in capital	34,226,335	33,521,963
Retained earnings	51,631,858	49,784,593
Accumulated other comprehensive income	566,547	1,196,966

TOTAL STOCKHOLDERS’ EQUITY	86,853,716	84,930,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,386,151	$100,760,313

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30		Nine Months Ended September 30

	2008	2007	2008	2007

Sales from operations	$32,682,521	$33,091,270	$94,294,798	$92,792,436

Costs and expenses:
Cost of sales	19,155,707	22,152,370	58,055,730	59,431,856
Selling, general and administrative expenses	8,291,013	8,435,884	24,875,451	24,801,488
Impairment and other charges related to JDL	0	0	2,999,441	0
(Notes 4 and 11)

Total costs and expenses	27,446,720	30,588,254	85,930,622	84,233,344

Operating income	5,235,801	2,503,016	8,364,176	8,559,092

Other income and (expenses):
Investment and other income	121,847	231,331	441,106	709,825
Gain (loss) on sale of assets	194,755	0	280,959
Interest and other expense	(57,276)	(6,382)	(145,037)	(19,404)

Other income, net	259,326	224,949	577,028	690,421

Income before income taxes	5,495,127	2,727,965	8,941,204	9,249,513

Income tax expense	2,701,000	926,000	3,700,000	3,191,000

Net income	2,794,127	1,801,965	5,241,204	6,058,513

Other comprehensive (loss) income:
Unrecognized actuarial gain (loss) to pension obligation	(55,825)	0	(127,915)	0
Foreign currency translation adjustment	(365,484)	103,708	(502,504)	170,875

Total other comprehensive income	(421,309)	103,708	(630,419)	170,875

Comprehensive Net income	$2,372,818	$1,905,673	$4,610,785	$6,229,388

Basic net income per share:	$.33	$.20	$.61	$.69

Diluted net income per share:	$.32	$.20	$.61	$.68

Average Basic Shares Outstanding	8,579,530	8,803,295	8,599,558	8,823,284
Average Dilutive Shares Outstanding	8,612,194	8,869,657	8,638,465	8,892,697
Dividends per share	$.12	$.10	$.36	$.30

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)
	Common Stock					Total

	Shares	Amount

BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,963	$49,784,593	$1,196,966	$84,930,582
Net income				5,241,204		$5,241,204
Issuance of common stock under Employee Stock Purchase Plan	7,947	397	85,674			$86,071
Issuance of common stock to Employee Stock Ownership Plan	38,296	1,915	454,574			$456,489
Issuance of common stock under Employee Stock Option Plan	35,800	1,790	262,405			$264,195
Tax benefit from non-qualified employee stock options			34,216			$34,216
Share based compensation			41,824			$41,824
Purchase of common stock	(43,717)	(2,186)	(174,321)	(290,256)		$(466,763)
Shareholder dividends				(3,103,683)		$(3,103,683)
Other comprehensive income					(630,419)	$(630,419)

BALANCE AT SEPTEMBER 30, 2008	8,579,531	428,976	34,226,335	51,631,858	566,547	86,853,716

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September. 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,241,204	$6,058,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,450,817	1,655,366
Share based compensation	41,824	49,205
Deferred income taxes	(857,088)	(35,316)
Impairment and other charges related to JDL (Notes 1 and 11)	2,999,441	0
(Gain) loss on sale of assets	(280,959)	0
Excess tax benefit from stock based payments	(34,216)	(69,576)
Changes in assets and liabilities:
Trade receivables	(7,134,383)	(1,292,909)
Inventories	1,650,990	(2,052,226)
Prepaid income taxes	145,736	1,372,088
Other current assets	2,444	(509,951)
Accounts payable	815,742	1,015,092
Accrued compensation and benefits	(645,806)	734,773
Other accrued expenses	726,653	(85,636)
Other liabilities	0	(114,064)
Income taxes payable	2,572,207	0

Net cash provided by operating activities	6,694,606	6,725,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,455,660)	(3,190,785)
Proceeds from sale of fixed assets	395,116	30,500

Net cash used in investing activities	(2,060,544)	(3,160,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,098,385)	(2,643,652)
Mortgage principal payments	(238,860)	(63,289)
Proceeds from issuance of common stock	350,267	861,380
Excess tax benefit from stock based payments	34,216	69,576
Purchase of common stock	(466,763)	(3,012,311)

Net cash used in financing activities	(3,419,525)	(4,788,296)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(212,635)	29,283

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,001,902	(1,193,939)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,427,879	28,751,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,429,781	$27,557,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,350,443	$1,968,255
Interest paid	151,070	74,725
Dividends declared not paid	1,034,428	1,042,021

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
Communications Systems, Inc. (together with its subsidiaries herein referred to as “CSI”, “our”, “we” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media and rate conversion products for telecommunications networks. Through its JDL Technologies business unit, CSI also provides general contracting of computer infrastructure installations, provisioning of high-speed internet access and maintenance support of network operation centers for K-12 schools.

Financial statement presentation
The consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of September 30, 2008 and 2007 and the related consolidated statements of income and comprehensive income, and the consolidated statements of cash flows for the periods ended September 30, 2008 and 2007 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended September 30 are not necessarily indicative of operating results for the entire year.

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

JDL Technologies records revenue on service contracts on a straight-line basis over the contract period (unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern). Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are 90% funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administrative Company (USAC) before payment can be made to JDL. In addition the Company must have a Funding Commitment Decision Letter (“FCDL”) from the SLD approving the contracts.

In March 2008, JDL Technologies’ contracts to provide interconnection and internet access services to the U.S. Virgin Islands Department of Education for the 2007 – 2008 school years were approved by SLD. The Company recognized $2.0 million of revenue from these contracts for services provided between July 1, 2007 and December 31, 2007 in the nine month period ending September 30, 2008. Expenses related to the contracts in the amount of $1.069 million were recognized in the financial statements as they were incurred in 2007.

Comprehensive income
The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30 2008	December 31 2007

Foreign currency translation	$(9,600)	$492,904
Minimum pension liability	576,147	704,062

	$566,547	$1,196,966

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At September 30, 2008, 970,789 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At September 30, 2008, 28,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 300,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current semi-annual plan term, which is December 31, 2008. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Stock compensation expense recognized for the nine month periods ended September 30, 2008 was $42,000 before income taxes and $27,000 after income taxes. Stock compensation expense recognized for the nine month periods ended September 30, 2007 was $49,000 before income taxes and $32,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the nine month periods ended September 30, 2008 and 2007, were $34,000 and $70,000, respectively.

The following table summarizes the stock option transactions for the three months ended September 30, 2008. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2007	397,450	$10.01	2.97 years
Issued	18,000	11.41
Canceled	(25,300)	15.04
Exercised	(35,800)	7.38

Outstanding – September 30, 2008	354,350	10.04	3.01 years

18,000 director stock options were granted during the nine month period ended September 30, 2008. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2008 was $519,000. The intrinsic value of all options exercised during the nine months ended September 30, 2008 was $101,000. Net cash proceeds from the exercise of all stock options were $239,000 and $644,000 for the nine months ended September 30, 2008 and 2007, respectively.

The fair value of stock options issued was $42,000 and $49,000 in the nine month periods ended September 30, 2008 and 2007, respectively. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The following table presents a summary of the significant assumptions used during the nine-months ended September 30, 2008 and 2007 to estimate the fair value of stock options:

Black-Scholes Option Valuation Assumptions (1)	2008	2007

Risk-free interest rate (2)	3.8%	5.2%
Expected dividend yield	4.0%	3.9%
Expected stock price volatility (3)	26.6%	31.4%
Expected term of stock options (in years) (4)	7.0	7.0

(1)	Forfeitures are estimated based on historical experience.
(2)	Based on the ten-year Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.
(3)	Volatility is based on historical data.
(4)	The expected life of stock options is estimated based upon historical experience.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2008	December 31 2007

Finished goods	$15,195,164	$19,212,773
Raw and processed materials	10,935,550	8,889,695

Total	$26,130,714	$28,102,468

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a third step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded.

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

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2008 and 2007, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2008	2007

Beginning Balance	$518,000	$583,000
Actual warranty costs paid	(350,000)	(286,000)
Amounts charged to expense	537,000	242,000

Ending balance	$705,000	$539,000

NOTE 6 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and threatened claims and incurs costs to defend against such legal actions and claims. Except as discussed in the following paragraph, Company management is not aware of any such outstanding, pending or threatened action, claim or other circumstance that would materially affect the Company’s financial position or results of operations.

In Note 5 of the Notes to Consolidated Financial Statements of the Company presented in Item 8 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “2007 10-K”), the Company reported, under the captions “Department of Justice Investigation” and “Other contingencies,” two matters which could give rise to a claim against the Company. There has been, however, no change in the status of these matters as reported in the 2007 10-K.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2005-2007 remain open to examination by the Internal Revenue Service and the years 2004-2007 remain open to examination by various state tax departments. The tax years from 2005-2007 remain open in Costa Rica.

The Company’s effective income tax rate was 41% for the first nine months of 2008. The effective tax rate differs from the federal tax rate of 34% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions as described below. The Company’s effective income tax rate was approximately 34% for the nine months ended September 30, 2007.

The Company’s foreign operations have overall losses for the nine months ended September 30, 2008. The foreign operations are subject to taxes in the countries in which they occur. The applicable tax rates in these foreign countries differ from the U.S. tax rate. Further, due to uncertainty regarding the realizability of the benefit of the foreign losses, the benefits have been reserved. The effect of the foreign operations is an overall rate increase of approximately 5% for the nine months ended September 30, 2008.

Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 were subject to a Puerto Rico tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings which had been distributed to the parent company on which no tollgate tax had been paid was approximately $11,054,000 at June 30, 2008. The Company had recorded a cumulative reserve of $675,000 for this uncertain tax position in prior years. The Company signed an agreement with the Puerto Rico Internal Revenue Code on May 29, 2008 for the tollgate tax payment which was determined to be $426,000 based on the agreement. The resolution of this uncertain tax position resulted in a net income tax benefit of $186,000 which caused a decrease in the effective income tax rate for the six months ended June 30, 2008. For the nine months ended September 30, 2008, taxable income increased dramatically and the results of foreign operations added to the effective income tax rate, offsetting this effect.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, which provides telecommunications network design, specification and maintenance to educational institutions; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Other includes non-allocated corporate general and administrative expenses. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenue.

Information concerning the Company’s continuing operations in the various segments for the nine-month and three-month periods ended September 30, 2008 and 2007 is as follows:

SEGMENT INFORMATION - NINE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2008:
Sales	$34,020,297	$46,899,360	$8,848,574	$4,526,567	$—	$94,294,798
Cost of sales	25,334,699	24,261,867	4,748,568	3,710,596	—	$58,055,730

Gross profit	8,685,598	22,637,493	4,100,006	815,971	—	36,239,068
Selling, general and administrative expenses	5,172,635	15,292,429	729,054	849,208	2,832,125	$24,875,451
Impairment and other charges related to JDL	—	—	2,999,441	—	—	$2,999,441

Operating income (loss)	$3,512,963	$7,345,064	$371,511	$(33,237)	$(2,832,125)	$8,364,176

Depreciation and amortization	$503,189	$437,172	$268,763	$79,170	$162,523	$1,450,817

Capital expenditures	$443,990	$348,491	$12,262	$22,561	$1,628,356	$2,455,660

Assets	$23,429,661	$27,192,230	$7,857,624	$5,097,267	$41,809,369	$105,386,151

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2007:
Sales	$37,036,508	$40,059,690	$10,333,378	$5,362,860	$—	$92,792,436
Cost of sales	27,099,612	21,793,019	6,410,413	4,128,812	—	$59,431,856

Gross profit	9,936,896	18,266,671	3,922,965	1,234,048	—	33,360,580
Selling, general and administrative expenses	5,516,094	13,833,174	2,142,533	987,982	2,321,705	$24,801,488

Operating income (loss)	$4,420,802	$4,433,497	$1,780,432	$246,066	$(2,321,705)	$8,559,092

Depreciation and amortization	$569,431	$349,096	$600,175	$82,664	$54,000	$1,655,366

Capital expenditures	$584,427	$1,091,108	$53,023	$77,303	$1,384,924	$3,190,785

Assets	$47,954,950	$29,616,023	$7,395,038	$6,099,067	$11,481,019	$102,546,097

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2008:
Sales	$11,419,056	$16,574,727	$3,274,044	$1,414,694	$—	$32,682,521
Cost of sales	8,315,965	8,340,108	1,356,498	1,143,136	—	$19,155,707

Gross profit	3,103,091	8,234,619	1,917,546	271,558	—	13,526,814
Selling, general and administrative expenses	1,680,869	5,191,670	244,368	299,990	874,116	$8,291,013
Impairment and other charges related to JDL	—	—	—	—	—	$—

Operating income (loss)	$1,422,222	$3,042,949	$1,673,178	$(28,432)	$(874,116)	$5,235,801

Depreciation and amortization	$137,040	$152,099	$(17,437)	$34,693	$37,083	$343,478

Capital expenditures	$5,416	$8,523	$12,262	$11,405	$9,069	$46,675

Assets	$23,429,661	$27,192,230	$7,857,624	$5,097,267	$41,809,369	$105,386,151

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2007:
Sales	$13,469,209	$15,368,992	$2,248,731	$2,004,338	$—	$33,091,270
Cost of sales	9,936,430	8,433,784	2,236,107	1,546,049	—	$22,152,370

Gross profit	3,532,779	6,935,208	12,624	458,289	—	10,938,900

Selling, general and administrative expenses	1,931,473	4,888,112	566,619	350,690	698,990	$8,435,884

Operating income (loss)	$1,601,306	$2,047,096	$(553,995)	$107,599	$(698,990)	$2,503,016

Depreciation and amortization	$162,970	$140,642	$188,776	$13,502	$18,000	$523,890

Capital expenditures	$451,232	$460,781	$2,436	$64,960	$1,375,361	$2,354,770

Assets	$47,954,950	$29,616,023	$7,395,038	$6,099,067	$11,481,019	$102,546,097

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Nine months Ended September 30

	2008	2007

Service cost	$39,000	36,000
Interest cost	235,000	234000
Expected return on plan assets	(234,000)	(228,000)
Amortization of unrecognized (gain)/loss	—	105,000

	$40,000	$147,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 32,664 shares and 38,907 shares for the respective three and nine month periods ended September 30, 2008. The dilutive effect of stock options for the three and nine month periods ended September 30, 2007 was 66,362 shares and 69,413 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 116,900 at September 30, 2008 and 2007.

NOTE 11 – ASSET IMPAIRMENT

We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard requires that if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. On January 17, 2008 the Company was notified by the United States Virgin Islands Department of Education (VIDE), a customer of JDL Technologies under successive one year contracts since 1998, that the Company was not selected as VIDE’s vendor for the next contract year, July 1, 2008 to September 30, 2009. The decision of VIDE to select another vendor for the next contract year represented an event that required the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,295,000.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 include cash equivalents of $30,430,000 classified as level one within the SFAS No. 157 hierarchy.

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

Nine months Ended September 30, 2008 Compared to
Nine months Ended September 30, 2007

Consolidated sales increased 2% in 2008 to $94,295,000 compared to $92,792,000 in 2007. Consolidated operating income in 2008 decreased to $8,364,000 compared to $8,559,000 in the first nine months of 2007.

Net income in 2008 decreased to $5,241,000 compared to $6,059,000 in the first nine months of 2007.

Suttle sales decreased 8% in the first nine months of 2008 to $34,020,000 compared to $37,037,000 in the same period of 2007. Sales to the major telephone companies (often referred to as the (“RBOCs”) remained stable at $15,565,000 in 2008 compared to $15,870,000 in 2007. Sales to these customers accounted for 46% of Suttle’s sales in the first nine months of 2008 compared to 43% of sales in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 9% to $12,812,000 in 2008 compared to $14,147,000 in 2007, primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 38% of sales in the first nine months of 2008 and 2007. International sales decreased 34% to $1,910,000 and accounted for 6% of Suttle’s first nine months 2008 sales. Sales to other customers decreased 9% to $3,733,000.

The following table summarizes Suttle’s 2008 and 2007 sales by its major product groups:

	Suttle Sales by Product Group

	2008	2007

Modular connecting products	$15,067,000	$19,647,000
DSL products	7,150,000	8,741,000
Structured cabling products	11,168,000	7,860,000
Other products	635,000	789,000

	$34,020,000	$37,037,000

Modular connecting products sales have decreased due to a slowing of the home building business, whereas structured cabling products have increased because of an increasing deployment of fiber optic cabling to residential customers.

Suttle’s gross margins decreased 13% in the first nine months of 2008 to $8,686,000 compared to $9,937,000 in the same period of 2007. Gross margin percentage decreased to 26% in 2008 from 27% in 2007 due to underabsorbed overhead in manufacturing and product mix changes. Selling, general and administrative expenses decreased $343,000 or 6% in the first nine months of 2008 compared to the same period in 2007 due to decreased sales and marketing programs. Suttle’s operating income was $3,513,000 in the first nine months of 2008 compared to operating income of $4,421,000 in 2007.

Transition Networks sales increased 17% to $46,899,000 in the first nine months of 2008 compared to $40,060,000 in 2007. Sales by region in the first nine months of 2008 and 2007 were:

	Transition Networks Sales by Region

	2008	2007

North America	$32,092,000	$28,832,000
Europe, Middle East, Asia	7,060,000	5,243,000
Rest of world	7,747,000	5,985,000

	$46,899,000	$40,060,000

Sales in North America increased $3,260,000 or 11%. The increase was largely due to sales to government customers. International sales increased $3,579,000, or 32% primarily due to higher sales to a significant customer in Slovenia.

The following table summarizes Transition Networks’ 2008 and 2007 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group

	2008	2007

Media converters	$35,402,000	$34,764,000
Ethernet switches	4,889,000	3,472,000
Ethernet adapters	4,588,000	1,139,000
Other products	2,020,000	685,000

	$46,899,000	$40,060,000

Gross margin on first nine months Transition Networks’ sales increased to $22,637,000 in 2008 from $18,267,000 in 2007. Gross margin as a percentage of sales was 48% in 2008, compared to 46% in the 2007 period, due to decreased manufacturing costs and better pricing on raw material purchases. Selling, general and administrative expenses increased to $15,292,000 (33% of net revenues) in 2008 compared to $13,833,000 (35% of net revenues) in 2007. Operating income increased to $7,345,000 in 2008 compared to $4,433,000 in 2007.

JDL Technologies reported sales of $8,849,000 in 2008 compared to $10,333,000 in 2007.
In 2007, funding commitments for several contracts were received for work performed in earlier periods. As a result, the Company recognized $2,555,000 of revenue for services performed in 2006. Revenue in 2008 includes $2.0 million for contracts of services provided to the VIDE in 2007 that were not approved until 2008. JDL does not expect any material revenue from the VIDE after September 30, 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group

	2008	2007

Broward County FL schools	$4,185,000	$4,541,000
U.S. Virgin Islands Dept. of Education (VIDE)	4,661,000	4,520,000
All other	3,000	1,272,000

	$8,849,000	$10,333,000

JDL gross margins were $4,100,000 in the first nine months of 2008 compared to $3,923,000 in the same period in 2007. Gross margins in 2008 and 2007 were significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts. Costs of $1.4 million were recorded in 2007, when the services were provided, however, the $2.0 million revenue related to these costs was recognized in the first nine months of 2008 when the E-Rate funding was approved. Similarly, the Company’s 2007 revenues in the first nine months include $2,555,000 for services provided to the VIDE in 2006. The impact on 2007 gross margins in 2007 due to timing of revenue recognition was partially offset by increased depreciation charges due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. VIDE’s decision to select another vendor for the 2008-2009 contract year (discussed below) resulted in reduced selling, general and administrative expenses. These costs decreased in 2008 to $729,000 compared to $2,143,000 in 2007 due to lower legal and professional fees, staff reductions and reductions in marketing and administrative costs. The decrease in “All other” revenues from 2007 to 2008 was due to the sale of certain lines of business to a former officer in 2007.

JDL posted operating income of $372,000 in the first nine months of 2008 compared to $1,780,000 in the same period of 2007. The sharp decline in operating income for JDL stems from the decision by a customer of the Company’s JDL Technologies Inc. subsidiary, the U.S. Virgin Islands Department of Education (“VIDE”), to select another vendor to provide wireless network services for the contract year beginning July 1, 2008. JDL had supplied network services to VIDE under one year contracts since 2002. Notification of this decision by VIDE, which was totally unexpected by the Company, was given to JDL on January 17, 2008, and after unsuccessful attempts to reverse VIDE’s decision, the Company decided to terminate its operations in the Virgin Islands effective September 30, 2008. In accordance with generally accepted accounting principles, the Company conducted an evaluation of this event for impairment, and identified an impairment of goodwill of $704,000 and impairment of the network infrastructure with a total net book value of $2,517,000. The process of winding up JDL’s Virgin Islands operations is mostly complete and the Company will continue to explore all options for selling the remaining VIDE related assets.

Austin Taylor’s revenues decreased to $4,527,000 compared to $5,363,000 for the first nine months of 2007. Gross margin decreased 34% to $816,000 in 2008 from $1,234,000 in 2007. This decrease was due to greatly increased material costs during the first nine months of 2008, a trend that has accelerated. Gross margin as a percentage of sales was 18% in 2008 compared to 23% in 2007. Austin Taylor reported an operating loss in 2008 of $33,000 compared to operating income of $246,000 in 2007.

Net investment income was $577,000 in 2008 compared to $690,000 in 2007 due to decreased cash and investment balances and lower rates earned on funds invested. Income before income taxes decreased to $8,941,000 in 2008 compared to $9,250,000 in 2007. The Company’s effective income tax rate was 41% during the first nine months of 2008 compared to 34% for the same period in 2007 because of an increase in the effective rate as explained in Note 7 above.

Three Months Ended September 30, 2008 Compared to
Three Months Ended September 30, 2007

Consolidated sales decreased in 2008 to $32,683,000 compared to $33,091,000 in 2007. Consolidated operating income in 2008 increased to $5,236,000 compared to $2,503,000 in the third quarter of 2007.

Net income in 2008 increased to $2,794,000 compared to $1,802,000 in the third quarter of 2007.

Suttle sales decreased 15% in the third quarter of 2008 to $11,419,000 compared to $13,469,000 in the same period of 2007 due to a general slow down in the housing market. Sales to RBOCs decreased 6% to $5,248,000 in 2008 compared to $5,554,000 in 2007 due to lower sales of modular connecting products. Sales to these customers accounted for 46% of Suttle’s sales in the 2008 third quarter compared to 41% of sales in 2007. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 11% to $4,492,000 in 2008 compared to $5,029,000 in 2007, primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 39% and 37% of sales in the third quarters of 2008 and 2007, respectively. International sales decreased 46% to $652,000 and accounted for 6% of Suttle’s third quarter 2008 sales. Suttle’s products do not have a large international market, due to different product specifications in non-US markets. Sales to other customers decreased 39% to $1,027,000.

The following table summarizes Suttle’s 2008 and 2007 third quarter sales by its major product groups:

	Suttle Sales by Product Group

	2008	2007

Modular connecting products	$4,936,000	$6,430,000
DSL products	2,628,000	3,580,000
Structured cabling products	3,671,000	3,193,000
Other products	184,000	266,000

	$11,419,000	$13,469,000

Modular connecting products sales have decreased due to a slowing of the home building business, whereas structured cabling products have increased because of an increasing fiber to home market.

Suttle’s gross margins decreased 12% in the third quarter of 2008 to $3,103,000 compared to $3,533,000 in the same period of 2007. Gross margin percentage increased to 27% in 2008 from 26% in 2007 due to underabsorbed manufacturing overhead and product mix changes. Selling, general and administrative expenses decreased $250,000 or 13% in the third quarter of 2008 and remained consistent with the same period in 2007. Suttle’s operating income was $1,422,000 in the third quarter of 2008 compared to operating income of $1,601,000 in 2007.

Transition Networks sales increased 8% to $16,575,000 in the third quarter of 2008 compared to $15,369,000 in 2007.

Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region

	2008	2007

North America	$11,545,000	$11,090,000
Europe, Middle East, Asia	2,306,000	2,177,000
Rest of world	2,724,000	2,102,000

	$16,575,000	$15,369,000

Sales in North America increased $455,000 or 4%. The increase was largely due to sales to government customers. International sales increased $751,000, or 18% primarily due to higher sales to a significant customer in Slovenia.

The following table summarizes Transition Networks’ 2008 and 2007 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group

	2008	2007

Media converters	$12,216,000	$12,694,000
Ethernet switches	1,962,000	1,597,000
Ethernet adapters	2,016,000	882,000
Other products	381,000	196,000

	$16,575,000	$15,369,000

Gross margin on third quarter Transition Networks’ sales increased to $8,235,000 in 2008 from $6,935,000 in 2007. Gross margin as a percentage of sales was 50% in 2008, compared to 45% in the 2007 period, due to decreased manufacturing costs and better pricing on raw material purchases. Selling, general and administrative expenses increased to $5,192,000 in 2008 compared to $4,888,000 in 2007. Operating income increased to $3,043,000 in 2008 compared to $2,047,000 in 2007.

JDL Technologies reported 2008 third quarter sales of $3,274,000 compared to $2,249,000 in 2007.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group

	2008	2007

Broward County FL schools	$1,575,000	$2,085,000
U.S. Virgin Islands Dept. of Education (VIDE)	1,696,000	122,000
All other	3,000	42,000

	$3,274,000	$2,249,000

As discussed above, the Company currently does not recognize revenue on JDL’s VIDE contracts until the contacts have been approved by the E-Rate program administrator and the required services have been performed and accepted by the VIDE. The Company’s third quarter results for 2008 reflect the impact of revenue recognition policies discussed above. In July 2008 funding commitments for several contracts were received. As a result, the Company recognized $736,000 of revenue for services provided to VIDE in 2007, and $782,000 for services provided to VIDE in first and second quarters of 2008.

The Company’s third quarter results for 2007 reflect the impact of revenue recognition policies discussed above to account for federal government funding of services that were provided by JDL to VIDE. In April and May 2007 funding commitments for several contracts were received. As a result, the Company recognized $2,555,000 of revenue for services provided to VIDE in 2006.

JDL gross margins were $1,918,000 in the third quarter of 2008 compared to $13,000 in the same period in 2007. Gross margins in 2007 and 2008 were significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts. Selling, general and administrative expenses decreased in 2008 to $244,000 compared to $567,000 in 2007 due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs. JDL reported operating income of $1,673,000 in the third quarter of 2008 compared to an operating loss of $554,000 in the same period of 2007.

Austin Taylor’s revenues decreased to $1,415,000 for the third quarter of 2008, compared to $2,004,000 for the third quarter of 2007. Gross margin decreased 41% to $272,000 in 2008 from $458,000 in 2007. Gross margin as a percentage of sales was 19% in 2008 compared to 23% in 2007. Austin Taylor reported an operating loss in 2008 of $28,000 compared to operating income of $108,000 in 2007.

Net investment income was $259,000 in 2008 compared to $225,000 in 2007 due to decreased cash and investment balances and lower rates earned on funds invested and offset by gains on sale of fixed assets of $195,000 at JDL Technologies. Income before income taxes increased to $5,495,000 in 2008 compared to $2,728,000 in 2007. The Company’s effective income tax rate was 49% in 2008 compared to 34% in 2007. This effective rate was higher than the standard rate of 34% because of an increase in the effective tax rate for the third quarter as explained in Note 7 above.

Liquidity and Capital Resources

At September 30, 2008, the Company had approximately $30,430,000 of cash and cash equivalents compared to $29,428,000 of cash and cash equivalents at December 31, 2007. The Company had current assets of approximately $86,445,000 and current liabilities of $14,095,000 at September 30, 2008 compared to current assets of $80,784,000 and current liabilities of $11,785,000 at December 31, 2007.

Net cash provided by operating activities was $6,695,000 in the first nine months of 2008 compared to $6,725,000 provided in the same period in 2007. Significant working capital changes from December 31, 2007 to September 30, 2008 included increased accounts receivables of $7,134,000 due to increased sales and the timing of collections and a decrease in other assets of $1,799,000 due to a reduction in inventory at Transition.

Net cash used in investing activities was $2,061,000 in the first nine months in 2008 compared to cash used of $3,160,000 in the same period in 2007, primarily due to capital expenditures at the Company’s new building in Minnetonka, Minnesota. In July 2007 the Company completed the acquisition of this new building to house its Twin Cities based operations. Spending on other capital additions in 2008 is expected to total $250,000 in the fourth quarter of 2008.

Net cash used in financing activities was $3,420,000 and $4,788,000 in the first nine months of 2008 and 2007, respectively. Cash dividends paid in the first nine months of 2008 were $3,098,000 ($.36. per common share) compared to $2,644,000 ($.30 per common share) in the same period in 2007. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first nine months of 2008, the Company purchased and retired 43,717 of its common shares at a cost of $467,000. At September 30, 2008, 99,600 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (4.2% at September 30, 2008). There were no borrowings on the line of credit during the first nine months of 2008 or 2007. The credit agreement expires September 30, 2009 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Remaining mortgage payments on principal totaled $82,000 during the third quarter of 2008. The outstanding balance on the mortgage was $3,206,000 at September 30, 2008.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2007 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended September 30, 2008, except for the adoption of SFAS No. 157 as discussed below.

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

Recently Issued Accounting Pronouncements

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS No. 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. As of September 30, 2008 the Company had not opted, nor does it currently plan to opt, to apply fair value accounting to any financial instruments or other items that it is not currently required to account for at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141 (revised) requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS No. 141 (revised) requires that acquisition-related costs will be generally expensed as incurred. SFAS No. 141 (revised) also expands the disclosure requirements for business combinations. SFAS No. 141 (revised) will be effective for the Company on January 1, 2009. The Company is evaluating the effects of the adoption of SFAS No. 141 (revised).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for the Company on January 1, 2009. The Company is evaluating the effects of the adoption of SFAS No. 160.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2008 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are money market type of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, a material weakness existed as of September 30, 2008 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends. We had implemented control procedures in the last quarter of fiscal 2007 as described below, however these controls have not operated effectively for a sufficient period of time. Therefore, we have concluded that these control procedures were not effective. Once we have performed the procedures on a repeated basis, we will be able to reevaluate their effectiveness.

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

Risk of goodwill impairment.

A sustained decline in the Company’s stock price below book value may result in goodwill impairments that could adversely affect the Company’s results of operations and financial position.

Items 2 – 5. Not Applicable

Item 6 Exhibits.

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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg

Jeffrey K. Berg
Date: November 13, 2008		President and Chief Executive Officer

/s/ David T. McGraw

David T. McGraw
Date: November 13, 2008		Chief Financial Officer