Form 10-K
period 2008-12-31
COMMUNICATIONS SYSTEMS INC
filed 2009-03-24
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0957999

(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

10900 Red Circle Drive, Minnetonka, MN 55343 (Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐
NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Report Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $65,076,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2008.

As of March 15, 2009 there were outstanding 8,282,348 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI”, “our”, “we” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media and rate conversion products for telecommunications networks. CSI also provides IT solutions through its JDL Technologies business unit including network design, computer infrastructure installations, IT service management, change management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding the various segments is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the Suttle brand name in the United States (U.S.) and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Suttle also markets a line of DSL (Digital Subscriber Line) filters for the telecommunications market. Approximately 63% of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 37% are purchased from offshore contract manufacturers. Segment sales were $44,421,000 (36% of consolidated revenues) in 2008 and $48,135,000 (40% of consolidated revenues) in 2007.

          Products

Suttle’s products are used in on-premise connection of voice, data, and video devices. The core product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Many of the products are used in voice applications but Suttle continues to develop an expanding line of products for full communications and entertainment connectivity. A significant portion of Suttle’s revenue is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Station apparatus products generally range in price from $0.30 to $30.00 per unit. A majority of Suttle’s sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

Suttle produces a full product line of residential structured wiring equipment used for customer premise applications for voice, data, video, and entertainment distribution. This line of products consists of structured wiring enclosures which are recessed or surface mounted in a residence or small business, and a series of plug-and-play modules which snap into the enclosures to complete the system. The modules selected determine the application of service and the number of ports or connections can be scaled up by adding more modules. These products are marketed under the SOHO AccessTM line of products. Suttle’s residential wiring systems range in price from $5.42 to $95.00.

Suttle also sells DSL filters for home and business applications that are procured from offshore sources. These filters permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

          Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing traditional modular jacks as well as dual provider switch jacks. Switch jacks enable the user to switch between two competing telephone service providers without the expense of rewiring.

Suttle markets DSL filtering devices to telephone companies for use with their DSL home install kits. The products include both inline filters for deployment in the home and DSL splitters which are typically mounted outside the home near the telephone demarcation point.

Suttle markets residential structured cabling system products which are an increasingly important part of its product line. Service providers such as the telephone and cable companies have extended their traditional services to include comprehensive communications and entertainment offerings which require enhanced premise cabling. Suttle markets its products to service providers, residential builders, and low voltage installers through distributors, and through the Company’s sales staff.

Suttle’s customers include the major communication companies including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT (formerly Bell South and SBC Communications), and Qwest. Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales to the major telephone companies (including DSL), both directly and through distribution, represented 46% of Suttle’s sales in 2008 and 43% in 2007. The Company’s cable company customers include Comcast, Time Warner, Cox Communications, and Charter as well as other cable companies. Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, original equipment manufacturers, and retailers. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and original equipment manufacturers (OEM) are made through a nationwide network of distributors and through the Suttle sales staff. Sales to cable television distributors represented 9% of Suttle’s sales in 2008 and 11% in 2007. Sales to OEMS and other distributors were 28% of Suttle’s sales in 2008 and 27% in 2007. Sales to international customers and other customers represented 17% of Suttle’s sales in 2008 and 19% in 2007.

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

          Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2009 were approximately $3,333,000 compared to approximately $1,972,000 at March 1, 2008. New orders are generally filled within 30 days. Suttle does not believe its order book is a significant indicator of future results.

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

(ii) Transition Networks

Transition Networks, Inc. (“Transition Networks”) is based in Minnetonka, Minnesota and also maintains an engineering center and sales office in Shanghai, China. Transition designs, assembles and markets media converters, transceivers, network interface cards, Ethernet switches, Small Form factor Pluggable modules (SFP)s, and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its product through distributors, resellers, integrators, and OEMs. These media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $62,924,000 (51% of consolidated sales) in 2008 compared to $53,063,000 (44% of consolidated sales) in 2007. International sales accounted for 27% of Transition’s sales or $17,061,000 in 2008, compared to $14,937,000 or 28% of Transition’s sales in 2007.

          Products

Transition Networks designs, assembles and sells media converter devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products assist customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, OC3, OC12, and more. The company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from IC manufacturers such as Marvell® and Broadcomm® for the development of new products. Product hardware and software development is done internally and is expensed when incurred. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet based networking products for approximately 20 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial markets, security and, in addition, targets the specific vertical markets of government and education.

          Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing operations. In 2008, approximately 49% of its products were manufactured offshore, principally in Asia. The offshore sources of supply are subject to certain risks, including foreign currency fluctuations and interference from political sources. The balance of its product is manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary product.

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

          Research and Development

Transition Networks continues to develop products that address the enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include remote management devices built on the IEEE® 802.3AH standard, Metro Ethernet Forum (MEF)® standards and Power Over Ethernet based on the IEEE® 802.3AF standard. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $1,792,000 in 2008 compared to $592,000 in 2007.

Transition Network’s research and development operations are conducted in the United States and China. Transition opened an engineering and sales office in China (“Transition Networks Shanghai”) in the third quarter of 2007. The Company expects its China operation will focus primarily on engineering including hardware and software development and testing. Additional operations will include marketing, purchasing, and potentially sales support.

          Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Fast Ethernet and Gigabit Ethernet family. Low cost competitors from China and Taiwan are strongest in the developing Asian markets, but have had limited success in the North American market for the media converter products. A deeper penetration of these competitors poses a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches. The Fast Ethernet and Gigabit Ethernet switch market is filled with a large number of domestic and Asian competitors. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

           Order Book

Outstanding customer orders for Transition Networks products were approximately $2,000,000 at March 1, 2009 and $5,544,000 at March 1, 2008. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the order book is not considered a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Minnetonka Minnesota (“JDL”), provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operation services. JDL’s 2008 sales were $9,838,000 (8% of consolidated sales) compared to 2007 sales of $13,219,000 (11% of consolidated sales). Sales of hardware, software and related equipment totaled $3,621,000 in 2008 or 37% of JDL sales compared to $6,009,000 in 2007 or 45% of JDL sales. Training, support, consulting and connectivity revenues were $6,217,000 and $7,210,000 in 2008 and 2007, respectively.

During the past several years JDL derived most of its revenues from two major customers, the Broward County, Florida school district and the U.S. Virgin Islands’ Department of Education (“VIDE”), and sales to these two customers provided 100% of 2008 revenue. However, as discussed below, VIDE ceased being a customer after June 2008.

          Impairment of VIDE Assets

On January 17, 2008 the Company was notified that JDL was not selected as a vendor to provide services to VIDE for the 2008 – 2009 school year. As a result, the Company determined that assets, including goodwill, related to its VIDE operations were impaired. See Management’s Discussion and Analysis in Item 7 herein for further information.

          Department of Justice Investigation

In Note 5 of the Notes to Consolidated Financial Statements of the Company presented in Item 8 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “2007 10-K”), the Company reported, under the caption “Department of Justice Investigation”, a matter which involved a potential claim against the Company. To date, however, no claim has been asserted and, otherwise, there has been no change in the status of this matters as reported in the 2007 10-K.

          Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $4,400,000 at March 1, 2009 and $6,330,000 at March 1, 2008. Approved amounts could vary from the original contracts.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. is located in Bethesda, North Wales, United Kingdom. Austin Taylor is a provider of telephony and data networking products to leading telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $5,516,000 (5% of consolidated revenues) in 2008 and $6,826,000 (6% of consolidated revenues) in 2007.

Austin Taylor has a strong supply chain product development relationship with its Chinese supplier which has been established over a number of years. At the plant in Bethesda the company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 59% and 61% of Austin Taylor sales were to U.K. customers in 2008 and 2007.

Outstanding customer orders for Austin Taylor products were approximately $193,000 at March 1, 2009 compared to $438,000 at March 1, 2008. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(2) Employment Levels

As of March 1, 2009 the Company employed 462 people. Of this number, 260 were employed by Suttle (including 110 in Hector, Minnesota and 150 in Costa Rica), 130 by Transition Networks, Inc. (115 in Minnetonka, MN and 15 in China), 22 by JDL Technologies, Inc., 32 by Austin Taylor Communications, Ltd and 18 corporate general and administrative positions. None of the Company’s employees are represented under collective bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2009 were as follows:

Name	Age	Position[1]

Jeffrey K. Berg	66	President and Chief Executive Officer [2007][2]

David T. McGraw	57	Vice President, Treasurer and Chief Financial Officer [2008][3]

William G. Schultz	40	Vice President and General Manager, Transition Networks, Inc. [2007] [5]

Bruce Blackwood	46	Vice President and General Manager, Suttle [2007][6]

Michael J. Skucius	55	Vice President and General Manager JDL Technologies, Inc. [2007][7]

Karen Nesburg Bleick	44	Vice President, Human Resources[8]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2

Mr. Berg was appointed Chief Executive Officer of the Company in June 2007. From November 2000 to June 2007 he served as the Company’s Chief Operating Officer and was named President of the Company in March 2002. Prior to November 2000, Mr. Berg served as President of the Company’s Suttle operations.

3

Mr. McGraw was appointed Chief Financial Officer in January 2008. From September 2002 to December 2007 he served as President of Suttle. From May 2001 to August 2002, he served as Chief Operating Officer of JDL Technologies, Inc. Prior to May 2001, he was Vice President-General Manager of Precision Diversified Industries in Plymouth, MN.

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

7	Mr. Skucius was appointed Vice President and General Manager of JDL Technologies in July 2007. From 1980 to 2007 he was the Company’s Director of Management Information Services.

8	Ms. Nesburg Bleick was appointed Vice President, Human Resources in January 2009. From October 2002 to December 2008, she served as Director of Human Resources.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 9 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

          Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of and in reliance on the Private Securities Litigation Reform Act of 1995, which provides certain “safe harbor” provisions for forward-looking statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the risk factors discussed below.

Risks Related to Our Business

The primary markets we serve are highly competitive, and our ability to compete requires continual focus on delivering high quality, competitively priced products and the regular introduction of new products that meet evolving customer requirements.

          Competition in the markets for voice and data communications products is intense. We believe our ability to compete with other manufacturers of these products depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Certain of our competitors and potential competitors may have greater financial, technological, manufacturing, marketing, and personnel resources than us. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than us. There are no assurances that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

We face many challenges in maintaining acceptable margins, and our level of gross margin may not be sustainable.

          Gross margins among our products vary and are subject to fluctuation from quarter to quarter. The factors that may impact our gross margins adversely are numerous and include:

•	Changes in customer, geographic, or product mix;

•	Our ability to reduce product costs;

•	Increases in material or labor costs;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory carrying charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Changes in component pricing;

•	Increased price competition;

•	Changes in distribution channels;

•	Increased warranty cost; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations.

Consolidation among our customers has occurred and further consolidation may occur and result in the loss of some customers and may reduce revenue during the pendency of business combinations and related integration activities.

          We believe consolidation among our customers in the future may occur in order for them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of our products during the integration period.

          The impact of significant mergers among our customers on our business is likely to be unclear until sometime after such transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. There can be no assurance that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.

Our profitability could be impacted negatively if one or more of our key customers substantially reduces orders for our products and/or transitions their purchases towards lower gross margin products.

          Our customer base is somewhat concentrated, with our top ten customers accounting for 60%, 54% and 54% of net sales for fiscal 2008, 2007 and 2006, respectively. One of our largest customers, Verizon, accounted for 5%, of our net sales in each of the fiscal years 2008, 2007 and 2006. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2008 and 2007, this combined company accounted for approximately 12% and 10% of our sales, respectively. If we lose a significant customer for any reason, our sales and gross profit will be impacted negatively.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.

          The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. In order to remain competitive and increase sales, we will need to adapt to these rapidly changing technologies, enhance our existing products and introduce new products to address the changing demands of our customers.

          We may not predict technological trends or the success of new products in the communications equipment market accurately. New product development often requires forecasting of market trends, development and implementation of new technologies and processes and substantial capital commitments. We do not know whether other new products we develop will gain market acceptance or result in profitable sales.

          Certain of our competitors have greater engineering and product development resources than we have. Although we expect to continue to invest significant resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

          The communications technology industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenues to decline.

          We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline

We expect to actively pursue strategic acquisitions, but we may not successfully close the acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.

          We regularly consider the acquisition of complementary companies and/or product lines. We cannot provide assurances that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, or obtain requisite shareholder or regulatory approvals needed to close strategic acquisitions. The significant effort and management attention invested in a strategic acquisition may not result in a completed transaction.

          The impact of future acquisitions on our business, operating results and financial condition are not known at this time. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition. We may also acquire unanticipated liabilities. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.

Our operating results fluctuate from quarter to quarter.

          Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

•	the volume and timing of orders from shipments to our customers;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

          Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.

We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.

          We procure all parts and certain services involved in the production of our products and subcontract much of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including defects in the quality of components or products supplied by others.

We are dependent upon our senior management and other critical employees.

          Like all communications technology companies, our success is dependent on the efforts and abilities of our senior management personnel and other critical employees, including those in sales, marketing and product development functions. Our ability to attract, retain and motivate these employees is critical to our success. In addition, because we may acquire one or more businesses in the future, our success will depend, in part, upon our ability to retain and integrate our own personnel with personnel from acquired entities that are necessary to the continued success or the successful integration of the acquired businesses.

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

          Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of finished goods for orders we anticipate but may not be received. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.

We face risks associated with our expanding our sales outside of the United States.

          We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

Compliance with internal control requirements is expensive and poses certain risks.

          We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Expansion of our business, particularly internationally, will necessitate ongoing changes to our internal control systems, processes and information systems. In addition, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain that as our business changes, our current design for internal control over financial reporting will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis.

          In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

          If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

Risks Related to Our Common Stock

Our stock price has been volatile historically and the price of our common stock may fluctuate significantly in the future.

          The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions.

          In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Anti-takeover provisions in our charter documents, our shareholder rights agreement and Minnesota law could prevent or delay a change in control of our company.

          Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•	authorization for our board of directors to issue preferred stock without shareholder approval;

•	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 16.5% or more of our outstanding shares of common stock; and

•	limitations on business combinations with interested shareholders.

          Some of these provisions may discourage a future acquisition of our company even though our shareholders would receive an attractive value for their shares, or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The administrative and manufacturing functions of CSI are conducted at the following facilities:

-

In Minnetonka, Minnesota the Company owns a 105,000 square foot building where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for its executive and administrative operations, and Suttle uses this facility for its sales, marketing and product development.

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

No material litigation or other material claim is presently pending against the Company.

In its report on Form 10-K for its fiscal year ended December 31, 2007 (the “2007 10-K”), the Company reported under Item 3 regarding (i) a claim asserted by a former officer of one of the Company’s subsidiaries seeking substantial additional retirement benefits, and (ii) an investigation by the Department of Justice (“DOJ”) related to products and services provided to the U.S. Virgin Islands Department of Education by the Company’s JDL Technologies subsidiary. Since the date of the 2007 10-K, the Company has not received any further communication from either the former officer or the DOJ in respect of these matters, nor any notice from a court or public official regarding the initiation of court or administrative proceedings related to either matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	MARKET INFORMATION

The Company’s common stock trades on the NASDAQ under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2008 and 2007.

	2008		2007

	High	Low	High	Low

First	$12.15	$9.75	$11.33	$9.51
Second	11.75	10.02	11.47	9.41
Third	11.62	9.61	11.65	9.79
Fourth	11.00	6.93	12.02	9.50

(b)	HOLDERS

At March 15, 2009 there were approximately 830 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2009	$.12
October 1, 2008	.12
July 1, 2008	.12
April 1, 2008	.12
January 1, 2008	.12
October 1, 2007	.12
July 1, 2007	.10
April 1, 2007	.10
January 1, 2007	.10

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2008:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	159,350	$9.88	970,789
1992 Stock Plan-Nonemployee Director Plan	192,000	$10.08	28,000
1990 Employee Stock Purchase Plan	6,657	$7.41	155

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	REGULATION S-K, ITEM 201 (e) INFORMATION

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2003 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2003	2004	2005	2006	2007	2008

Communications Systems, Inc.	$100.000	$152.777	$160.065	$136.660	$164.165	$114.642
NASDAQ U.S.	100.000	108.835	111.155	122.109	132.420	63.801
NASDAQ Telecommunications	100.000	106.629	101.332	133.247	118.520	68.095

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	REPURCHASES OF ISSUER’S EQUITY SECURITIES

The Company has repurchased a total of 343,889 shares of common stock since January 1, 2008 pursuant to Rule 10b-18 under the Exchange Act. The following table presents the repurchases for the three months ending December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2008	190,643	$9.73	190,643	96,602

November 2008	105,609	$8.25	105,609	490,993

December 2008	3,930	$7.63	3,930	487,063

Total	300,182		300,182

(1)

Shares repurchased in 2008 prior to November 2008 were repurchased pursuant to a Board approved program to repurchase a total of 500,000 shares that was publicly announced in September 2007. All but 9,007 of the shares repurchased in November 2008 were repurchased pursuant to this authorization and in compliance with Rule 10b-18.

(2)

On November 13, 2008 the Company publicly announced that its Board of Directors had authorized a new program to repurchase up to an additional 500,000 shares of the Company’s common stock. Based on this authorization, during November and December 2008, a total of 12,937 shares were repurchased in open market, or privately negotiated or block trade transactions pursuant to Rule 10b-18.

ITEM 6.	SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2008	2007	2006	2005	2004

Selected Income Statement Data	(1)	(1)
Sales from Continuing Operations	$122,700	$121,243	$115,440	$115,382	$108,555

Costs and Expenses:
Cost of Sales	76,008	78,357	76,853	77,861	72,947
Selling, General and Administrative Expenses	33,109	32,623	33,562	31,651	27,979
Impairment Loss	2,999

Total Costs and Expenses	112,116	110,980	110,415	109,512	100,926

Operating Income from Continuing Operations	10,584	10,263	5,025	5,870	7,629

Other income (expense), Net	597	1,760	698	448	167

Income from Continuing Operations Before Income Taxes	11,181	12,023	5,723	6,318	7,796
Income Tax Expense	4,570	4,512	1,228	1,728	2,865

Income from Continuing Operations	6,611	7,511	4,495	4,590	4,931
Net Loss from Discontinued Operations				(120)	(168)

Net Income	$6,611	$7,511	$4,495	$4,470	$4,763

Basic Net Income (loss) Per Share
Continuing Operations	$.77	$.86	$.52	$.53	$.60
Discontinued Operations				(.01)	(.02)

	$.77	$.86	$.52	$.52	$.58

Diluted Net Income (loss) Per Share
Continuing Operations	$.77	$.85	$.51	$.52	$.59
Discontinued Operations				(.01)	(.02)

	$.77	$.85	$.51	$.51	$.57

Cash Dividends Per Share	$.48	$.42	$.34	$.27	$.17

Average Dilutive Shares Outstanding	8,563	8,831	8,807	8,716	8,321

Selected Balance Sheet Data
Total Assets	$98,738	$100,760	$92,723	$92,883	$89,481
Property, Plant and Equipment, Net	12,015	13,945	8,580	8,300	7,040
Long-term liabilities	4,919	4,045	724	1,332	406
Stockholders’ Equity	83,728	84,931	82,545	79,851	77,051

(1) During the first and third quarters of fiscal 2008, the Company recognized approximately $2.0 million of revenue related to services that were invoiced and expensed in fiscal 2007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc

Communications Systems, Inc. is a global company with design, production and distribution facilities around the world. We provide a growing family of physical and electronic connectivity infrastructure and IT services for voice, video and data communications. Our product families include a broad range of passive and active products which include copper-based and fiber optic connection devices, digital subscriber line filters and connection devices, structured wiring systems that support Local Area Networks, media conversion devices and switches.

Austin Taylor

Located in Bethesda, Wales, United Kingdom, Austin Taylor is a leading UK manufacturer of cabling installation products for copper and fiber optics. Austin Taylor serves the government and commercial markets throughout Europe, the Middle East and Hong Kong with British standard products. Austin Taylor’s broad catalogue of products ranges from telephony linejacks to structured cabling and from plastic connection boxes to metal cabinets.

JDL Technologies

JDL Technologies is an IT Services Company that provides outsourced technical services in the education and business market segments. JDL provides studies and analysis, design, installation, maintenance and operational support for increasingly network based, server centered systems. JDL’s largest customer is the School Board of Broward Co. FL. We run the Network Operation Center which monitors all network elements (servers, switches, routers) including over 60,000 computers in 265 buildings for the nations 6th largest school district.

Suttle

Founded in 1910, Suttle is one of the world’s largest suppliers of high-volume copper connection products used by North America’s largest telcos. Suttle designs, manufactures and markets a full line of structured wiring components for “small office, home office” (SOHO) components for voice, video and high-speed data communications convergent solutions. Suttle’s products are used throughout the Telco, “multi-service cable operators” (MSOs), and Installer/Contractor markets.

Transition Networks

Transition Networks offers a full suite of networking connectivity solutions including media converters, network interface cards, switches, and coarse-wave division multiplexing (CWDM). Utilizing its Product Design and Development Facility in Shanghai, China, Transition Networks designs and markets these technologies across a broad spectrum of protocols including Ethernet, Fast Ethernet, Gigabit Ethernet, T1/E1, DS3, and serial. Transition Networks distributes these hardware-based connectivity solutions exclusively through a network of resellers in 90 countries and is the preferred choice among industry IT professionals for high-end media conversion devices.

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

Income Taxes: We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The valuation allowance for deferred income tax benefits is determined based upon the expectation of whether the benefits are more likely than not to be realized. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109”, (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007 – Note 8 to the consolidated financial statements in Item 8 herein. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

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

On January 17, 2008 the Company was notified by the United States Virgin Island Department of Education (VIDE), a customer of JDL Technologies since 1998, that the Company was not selected as a vendor to provide services for the period from July 1, 2008 to June 30, 2009. This notification was completely unexpected by the Company. The loss of the VIDE contract for 2008 - 2009 represented an event that required the related asset group to be tested for impairment in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and the related goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets”. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,295,000.

Goodwill Impairment: Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances, according to SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. The Company estimates the fair value of each reporting unit based on a discounted cash flow analysis. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded.

On January 17, 2008, a major customer of the JDL Technologies segment for the last several years, VIDE notified the Company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represented an event that required goodwill be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

The carrying amounts of the remaining goodwill by segment as of December 31, 2008 are as follows: Suttle $1,272,000 and Transition Networks $3,288,000.

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

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company before payment can be received. Our policy is not to recognize E-RATE revenue on our VIDE contracts until they are approved by the SLD, because, based on our experience in 2007, we concluded there was more than a remote chance that funding would not be approved.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2008 Compared to 2007

Sales were $122,700,000 in 2008, a 1% increase from sales of $121,243,000 in 2007. Operating income increased 3% to $10,584,000 in 2008 as compared to $10,263,000 in 2007. Income before income taxes decreased 7% to $11,181,000 from $12,023,000 in 2007. Net income decreased 12% to $6,611,000 in 2008 compared to $7,511,000 in 2007.

Suttle

Suttle sales decreased 8% to $44,421,000 in 2008 compared to $48,135,000 in 2007. Sales by product groups in 2008 and 2007 were:

	Suttle Sales by Product Group

	2008	2007

Modular connecting products	$18,834,000	$24,146,000
DSL products	10,270,000	12,278,000
Structured cabling products	14,445,000	10,866,000
Other products	872,000	845,000

	$44,421,000	$48,135,000

Suttle’s sales by customer groups in 2008 and 2007 were:

	Suttle Sales by Customer Group

	2008	2007

Major telephone companies	$20,624,000	$20,581,000
Distributors/OEM	16,367,000	18,482,000
International	2,474,000	3,940,000
Other	4,956,000	5,132,000

	$44,421,000	$48,135,000

The decrease in sales was due primarily to the accelerated land-line loss by the major telephone customers, the severe downturn in the domestic housing market, and the loss of the Bellsouth DSL contract during the course of the acquisition by ATT. Sales to the major telephone companies remained stable at $20,624,000 in 2008 compared to $20,581,000 in 2007. Sales to these customers accounted for 46% of Suttle’s sales in 2008 compared to 43% of sales in 2007. The land-line loss in the major telephone companies forced a faster than expected decline in the traditional and Corroshield product lines. Additionally, the lost DSL contract at Bellsouth was valued at $2.9 million in 2007. However, sales of structured cabling products to these same customers increased as investment remained strong into FTTP networks. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 28% and accounted for 37% of sales in 2008 compared to 38% in 2007. The decline in this segment is a direct result of reduced opportunities in the domestic market for new single-family unit (SFU) construction and multi-dwelling unit (MDU) construction. International sales decreased 37% and accounted for 6% of Suttle’s 2008 sales. International telephone customers also faced land-line loss causing decreased sales of voice products. DSL product sales into this segment did increase as customers increased investment into broadband.

Suttle’s gross margins decreased 17% to $10,778,000 in 2008 compared to $13,030,000 in 2007. The gross margin percentage was 24% in 2008 compared to 27% in 2007. This decrease in gross margin was due to a change in product mix attributed to declining sales in higher margin product, such as the traditional and Corroshield product lines.

Selling, general and administrative expenses decreased 16% to $6,045,000 in 2008 from $7,202,000 in 2007. This decrease was due to reduction in staff, lower commissions and bonus expense.

Suttle’s operating income declined 19% to $4,733,000 in 2008 from $5,828,000 in 2007 due to the decreased revenues and margins noted above.

Transition Networks

Transition Networks is a provider of active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives revenues from one time product sales and not reoccurring revenue streams from service contracts. The majority of the business is derived from one time network projects that do not repeat. The core markets for the products are enterprise, service provider, and industrial. Roughly 73% of Transition Networks revenue comes from North America, but we continue to see opportunity for long term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales increased 19% to $62,924,000 compared to $53,063,000 in 2007. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2008 and 2007 were:

	Transition Networks Sales by Region

	2008	2007

North America	$45,863,000	$38,126,000
Europe, Middle East, Asia (“EMEA)”	8,352,000	6,890,000
Rest of world	8,709,000	8,047,000

	$62,924,000	$53,063,000

Sales in North America increased 20% compared to 2007. Sales in Europe, Middle East and Asia grew approximately 21% and all other sales increased 8% compared to 2007. A large portion of the growth in North America sales came from the U.S. Federal Government which accounted for the majority of the increase in our Ethernet adapter sales. Transition also experienced good growth in sales to the service provider space and traditional enterprise also grew. There is inherent risk in the federal government of projects reaching completion and thereby no longer requiring our product, funding can be cut, or the technology platform can change eliminating the need for our products.

Growth outside the North America region came mostly from the service provider space which is traditionally a larger portion of sales outside of North America.

The following table summarizes Transition Networks’ 2008 and 2007 sales by product group:

	Transition Networks Sales by Product Group

	2008	2007

Media converters	$47,196,000	$44,500,000
Ethernet switches	5,809,000	5,720,000
Ethernet adapters	7,220,000	2,516,000
Other products	2,699,000	327,000

	$62,924,000	$53,063,000

Gross margin increased 28% to $30,972,000 in 2008 compared to $24,211,000 in 2007 due to increase in revenues and lower cost of goods sold. Gross margin as a percentage of sales increased to 49% in 2008 compared to 46% in 2007 due to additional outsourcing of production to lower cost offshore suppliers through an inventory cost reduction plan of $1.2 million in 2008 and an increase in sales of higher margin products (such as converters and adapters). Selling, general and administrative expenses increased 11% to $20,673,000 in 2008 from $18,608,000 in 2007 due to increases in the sales force headcount and marketing program incentives and expenses. While overall SG&A costs increased over 2007, there was a decrease as a percentage of sales down to 33% in 2008 versus 35% in 2007. Operating income for the combined units increased 84% to $10,299,000 in 2008 compared to $5,603,000 in 2007.

Transition Networks will continue to develop product based on market needs as well as following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) decreased 26% to $9,838,000 in 2008 compared to $13,219,000 in 2007. The following table summarizes JDL’s revenues by customer group in 2008 and 2007:

	JDL Revenue by Customer Group

	2008	2007

Broward County FL schools	$5,186,000	$5,716,000
U.S. Virgin Islands Dept. of Education (VIDE)	4,649,000	6,223,000
All other	3,000	1,280,000

	$9,838,000	$13,219,000

In 2007, funding commitments for several contracts were received for work performed in earlier periods. As a result, the Company recognized $2,555,000 of revenue for services performed in 2006. Revenue in 2008 includes $2.0 million for contracts of services provided to the VIDE in 2007 that were not approved until 2008. JDL does not expect any material revenue from the VIDE after December 31, 2008.

Revenues earned in Broward County FL declined $530,000 or 9% in 2008. The decline was the result of a delay in network refresh work due to customer budget limitations. The revenue decline does not represent a loss of business as the work was merely delayed into 2009. The decrease in other revenues from 2007 to 2008 was due to the sale of certain lines of business to a former officer in 2007.

Gross margins earned by JDL in 2008 increased to $4,212,000 compared to $4,033,000 in 2007. Gross margins in 2008 and 2007 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDE contracts. Costs of $1.4 million were recorded in 2007, when the services were provided, however, the $2.0 million revenue related to these costs was recognized in 2008 when the E-Rate funding was approved. Similarly, the Company’s 2007 margins include $2,555,000 for services provided to the VIDE in 2006. The impact on 2007 gross margins in 2007 due to timing of revenue recognition was partially offset by increased depreciation charges due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. VIDE’s decision to select another vendor for the 2008-2009 contract year (discussed below) resulted in reduced selling, general and administrative expenses. These costs decreased 55% in 2008 to $1,105,000 from $2,466,000 in 2007. The decrease was due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs.

JDL had operating income of $108,000 in 2008 compared to $1,567,000 in 2007. The sharp decline in operating income for JDL stems from the decision of the VIDE, to select another vendor to provide wireless network services for the contract year beginning July 1, 2008. JDL had supplied network services to VIDE under one year contracts since 2002. Notification of this decision by VIDE, which was totally unexpected by the Company, was given to JDL on January 17, 2008, and after unsuccessful attempts to reverse VIDE’s decision, the Company decided to terminate its operations in the Virgin Islands effective July 1, 2008. In accordance with generally accepted accounting principles, the Company conducted an evaluation of this event for impairment, and identified an impairment of goodwill of $704,000 and impairment of the network infrastructure with a total net book value of $2,295,000. The process of winding up JDL’s Virgin Islands operations is complete.

Austin Taylor

Austin Taylor’s revenues decreased 19% in 2008 to $5,516,000 from $6,826,000 in 2007, due to decreased order activity from its two major customers. Gross margin decreased to $730,000 in 2008 from $1,611,000 in 2007. Gross margin as a percentage of sales decreased to 13% in 2008 from 24% in 2007. This decrease was due to greatly increased material costs during 2008 and certain quality issues with two of its major vendors. Austin Taylor reported an operating loss in 2008 of $85,000 compared to operating income of $479,000 in 2007.

Other

Net investment and other income decreased to $597,000 in 2008 compared to $1,760,000 in 2007 due to an increase in interest expense on the Company’s mortgage and a decrease in earnings on cash investments. The Company paid a full year in interest expense on the mortgage in 2008 while only a few months in 2007. The Company generally invested its excess cash in money market funds and certificates of deposit in 2008, which had lower rates than in the prior year. The combination of the state and foreign income taxes increased the Company’s 2008 tax rate to 41% compared to a normal U.S. rate of 35%.

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

Transition Networks

Transition Networks sales increased slightly to $53,063,000 compared to $52,863,000 in 2006. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2007 and 2006 were:

	Transition Networks Sales by Region

	2007	2006

North America	$38,126,000	$38,188,000
Europe, Middle East, Asia	6,890,000	6,480,000
Rest of world	8,047,000	8,195,000

	$53,063,000	$52,863,000

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

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT solutions provider business unit) increased to $13,219,000 in 2007 compared to $12,929,000 in 2006. The following table summarizes JDL’s revenues by customer group in 2007 and 2006:

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

Austin Taylor

Austin Taylor’s revenues decreased 2% in 2007 to $6,826,000. Gross margin increased to $1,611,000 in 2007 from $1,378,000 in 2006. Gross margin as a percentage of sales improved to 24% in 2007 from 20% in 2006. Operating income in 2007 was $479,000 compared to $385,000 in 2006.

Other

Net investment and other income increased to $1,760,000 in 2007 compared to $698,000 in 2006 due to increased earnings on cash investments. The Company generally invested its excess cash in money market funds in 2007. The combination of the state and foreign income taxes increased the Company’s 2007 tax rate to 38% compared to a normal U.S. rate of 34%.

Acquisitions and Dispositions

The Company is a growth-oriented manufacturer of telecommunications connecting and networking devices. The Company continually searches for acquisition candidates with products that will enable the Company to better serve its target markets.

Effects of Inflation

Inflation has not had a significant effect on operations. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

Liquidity and Capital Resources

As of December 31, 2008, we had $30.0 million in cash and cash equivalents. Of this amount, $3.4 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company had current assets of approximately $80,819,000 and current liabilities of $10,091,000 at December 31, 2008 compared to current assets of $80,784,000 and current liabilities of $11,785,000 at the end of 2007.

Cash flow provided by operating activities was approximately $10,223,000 in 2008 compared to $10,592,000 provided by operations in 2007. The slight decrease is due to an increase in inventory purchases at Transition Networks at the end of the year.

Investing activities used $2,065,000 of cash in 2008 compared to using $2,484,000 of cash in 2007. This decrease in cash used in investing activities is due to a decrease in proceeds from the sale of assets. In 2007, the Company had $2,196,000 in receipts primarily related to the sale of Transition Networks’ building. This decrease is partially offset by a decrease in cash used in purchases of new plant and equipment in 2008. Purchases totaled $4,670,000 in 2007, of which $3,160,000 was applied to purchase the Company’s new building in Minnetonka, Minnesota. The Company spent $2,462,000 in 2008, of which $1,262,000 related to equipping the new building.

Net cash used by financing activities was $7,262,000 in 2008 compared to $7,584,000 in 2007. Cash dividends paid on common stock increased to $4,133,000 in 2008 from $3,686,000 in 2007. The Company’s quarterly dividend rate remained stable at $.12 per share during 2008. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $376,000 in 2008 and $996,000 in 2007. The Company purchased in open market transactions and retired 343,899 shares for $3,222,000 in 2008 and 371,235 shares for $4,042,000 in 2007. At December 31, 2008, Board of Director authority to purchase approximately 487,063 additional shares remained in effect. The Company may purchase and retire additional shares in 2009 if warranted by market conditions and the Company’s financial position. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Remaining mortgage payments on principal totaled $322,000 during 2008. The outstanding balance on the mortgage was $3,123,000 at December 31, 2008.

The Company revoked its Section 936 election effective January 1, 2002 and has included all subsequent revenues and expenses related to Puerto Rico operations in its consolidated federal income tax group. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to a tollgate tax at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings through December 31, 2007 on which no tollgate tax has been paid was approximately $11,054,000. The Company had accrued $675,000 to pay its tollgate tax obligations and associated interest and penalties. The Company settled the tax obligation for $426,000 in Q2 2008, of which $145,000 was previously paid.

The Company expects that the effective income tax rate for fiscal 2009 will be approximately 42%.

The Company had no outstanding obligations under its line of credit at December 31, 2008 and 2007, and the Company’s entire credit line ($10,000,000 at March 1, 2009) is available for use. The current line of credit expires September 30, 2009. Management believes that we will be able to renew the line on terms acceptable to the Company; however this can not be assured. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2008 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$348,000	$772,000	$885,000	$1,118,000
Interest on long-term debt	202,000	330,000	217,000	89,000
Pensions	261,000	362,000	583,000	1,690,000
Operating leases	155,000	13,000
Compensation plans		1,411,000
Income taxes	11,000	734,000

Total	$977,000	$3,622,000	$1,685,000	$2,897,000

As of December 31, 2008, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations. All long term FASB Interpretation No. 48 obligations are excluded from the table above as the timing of the future cash outflows is highly uncertain.

As of December 31, 2008, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

Recently Issued Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2008 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market and certificates of deposit types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

At December 31, 2008 approximately $395,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

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

/s/ Jeffrey K. Berg	/s/ David T. McGraw

Jeffrey K. Berg	David T. McGraw
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Minneapolis, Minnesota
March 24, 2009

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2008	December 31 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,951,561	$29,427,879
Trade accounts receivable, less allowance for doubtful accounts of $219,000 and $198,000, respectively	17,243,788	17,550,391
Inventories	29,398,443	28,102,468
Prepaid income taxes	0	1,418,576
Other current assets	861,039	993,881
Deferred income taxes	3,364,297	3,291,009

TOTAL CURRENT ASSETS	80,819,128	80,784,204

PROPERTY, PLANT AND EQUIPMENT, net	12,014,541	13,944,597

OTHER ASSETS:
Goodwill	4,560,217	5,264,095
Deferred income taxes	643,667	232,011
Funded pension assets	566,137	395,465
Other assets	134,101	139,941

TOTAL OTHER ASSETS	5,904,122	6,031,512

TOTAL ASSETS	$98,737,791	$100,760,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$348,373	$322,309
Accounts payable	4,126,756	$3,941,648
Accrued compensation and benefits	2,985,233	3,739,987
Other accrued liabilities	1,624,971	1,864,355
Income taxes payable	11,430	887,397
Dividends payable	994,169	1,029,130

TOTAL CURRENT LIABILITIES	10,090,932	11,784,826

LONG TERM LIABILITIES:
Long-term compensation plans	1,410,559	596,280
Income taxes payable	733,683	325,778
Long term debt - mortgage payable	2,774,474	3,122,847

TOTAL LONG-TERM LIABILITIES	4,918,716	4,044,905

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,282,348 and 8,541,205 shares issued and outstanding, respectively	414,117	427,060
Additional paid-in capital	33,019,154	33,521,963
Retained earnings	50,503,410	49,784,593
Accumulated other comprehensive income	(208,538)	1,196,966

TOTAL STOCKHOLDERS’ EQUITY	83,728,143	84,930,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,737,791	$100,760,313

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2008	2007	2006

Sales	$122,699,678	$121,243,248	$115,439,570

Costs and expenses:
Cost of sales	76,008,162	78,357,538	76,852,425
Selling, general and administrative expenses	33,108,488	32,623,142	33,561,761
Impairment loss	2,999,441

Total costs and expenses	112,116,091	110,980,680	110,414,186

Operating income from operations	10,583,587	10,262,568	5,025,384

Other income and (expenses):
Investment and other income	706,202	954,011	728,132
Gain on sale of assets	84,513	834,165
Interest and other expense	(193,010)	(27,978)	(30,436)

Other income, net	597,705	1,760,198	697,696

Income from operations before income taxes	11,181,292	12,022,766	5,723,080

Income tax expense	4,569,875	4,512,000	1,228,000

Net income	6,611,417	7,510,766	4,495,080

Other comprehensive income (loss):
Additional minimum pension liability adjustments	(60,226)	571,226	464,093
Foreign currency translation adjustment	(1,345,278)	209,129	87,558

Total other comprehensive (loss) income	(1,405,504)	780,355	551,651

Comprehensive income	$5,205,913	$8,291,121	$5,046,731

Basic net income per share:	$.77	$.86	$.52
Diluted net income per share:	$.77	$.85	$.51

Average Basic Shares Outstanding	8,539,396	8,761,300	8,722,172
Average Dilutive Shares Outstanding	8,562,533	8,830,713	8,807,377
Dividends per share	$.48	$.42	$.34

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Cumulative Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2005	8,670,523	433,526	32,405,874	47,346,552	(334,776)	79,851,176
Net income				4,495,080		4,495,080
Issuance of common stock under Employee Stock Purchase Plan	12,970	648	118,330			118,978
Issuance of common stock to Employee Stock Ownership Plan	31,551	1,578	385,872			387,450
Issuance of common stock under Employee Stock Option Plan	86,066	4,303	608,523			612,826
Tax benefit from non-qualified employee stock options			72,663			72,663
Share based compensation			156,878			156,878
Purchase of common stock	(68,681)	(3,434)	(259,795)	(493,007)		(756,236)
Shareholder dividends				(3,145,114)		(3,145,114)
Other comprehensive income					551,651	551,651
SFAS No. 158 transition adjustment					199,736	199,736

BALANCE AT DECEMBER 31, 2006	8,732,429	436,621	33,488,345	48,203,511	416,611	82,545,088
Cumulative effect of adoption of FIN 48				427,302		427,302
Net income				7,510,766		7,510,766
Issuance of common stock under Employee Stock Purchase Plan	9,851	493	98,489			98,982
Issuance of common stock to Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under Employee Stock Option Plan	128,415	6,421	890,161			896,582
Tax benefit from non-qualified employee stock options			82,862			82,862
Share based compensation			49,205			49,205
Purchase of common stock	(371,235)	(18,562)	(1,508,306)	(2,514,851)		(4,041,719)
Shareholder dividends				(3,842,135)		(3,842,135)
Other comprehensive income					780,355	780,355

BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,963	$49,784,593	$1,196,966	$84,930,582

Net income				6,611,417		6,611,417
Issuance of common stock to Employee Stock Purchase Plan	7,947	397	85,674			86,071
Issuance of common stock under Employee Stock Ownership Plan	38,296	1,915	452,659			454,574
Issuance of common stock under Employee Stock Option Plan	38,800	1,940	288,205			290,145
Tax benefit from non-qualified employee stock options			39,384			39,384
Share based compensation			41,824			41,824
Purchase of common stock	(343,899)	(17,195)	(1,410,555)	(1,794,746)		(3,222,496)
Shareholder dividends				(4,097,854)		(4,097,854)
Other comprehensive income					(1,405,504)	(1,405,504)

BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,611,417	$7,510,766	$4,495,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,865,111	2,159,184	2,354,003
Share based compensation	41,824	49,205	156,878
Deferred taxes	(484,944)	837,263	288,489
Impairment and other charges related to JDL	2,999,441
Gain on sale of assets	(84,513)	(650,852)
Excess tax benefit from stock based payments	(39,384)	(82,862)	(72,663)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	(112,150)	2,249,347	1,024,502
Inventories	(1,912,971)	(2,740,228)	(654,166)
Costs and estimated earnings in excess of billings			1,233,368
Prepaid income taxes	1,418,576	780,205	(320,682)
Other current assets	116,415	(237,824)	235,062
Accounts payable	305,782	741,144	(2,038,951)
Accrued compensation and benefits	33,524	821,362	41,075
Other accrued expenses	249,802	96,193	762,542
Income taxes payable	(428,399)	(694,370)	(880,987)
Other	(356,814)	(246,480)	17,884

Net cash provided by operating activities	10,222,717	10,592,053	6,641,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,462,145)	(4,670,255)	(2,474,650)
Purchases of other assets		(10,439)	(57,000)
Proceeds from the sale of fixed assets	396,857	2,196,337
Proceeds from the sale of discontinued operations			1,102,881

Net cash used in investing activities	(2,065,288)	(2,484,357)	(1,428,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,132,815)	(3,685,673)	(2,971,062)
Mortgage principal payments	(322,309)	(935,113)
Proceeds from issuance of common stock	376,218	995,565	731,804
Excess tax benefit from stock based payments	39,384	82,862	72,663
Purchase of common stock	(3,222,497)	(4,041,719)	(756,236)

Net cash (used in) provided by financing activities	(7,262,019)	(7,584,079)	(2,922,831)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(371,728)	153,090	(199,195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	523,682	676,707	2,090,639

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,427,879	28,751,172	26,660,533

CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,951,561	$29,427,879	$28,751,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$4,031,223	$3,588,852	$1,983,080
Interest paid	211,723	267,176	30,436
Dividends declared not paid	994,169	1,029,130	872,668

NON-CASH INVESTING AND FINANCING INFORMATION:
Mortgage assumed for acquisition of building		4,380,269

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that design and market data transmission, computer network and media conversion products and print servers; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides IT services; Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2008, we had $30.0 million in cash, cash equivalents and short-term investments. Of this amount, $3.4 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. We have not experienced any losses on its deposits of cash and cash equivalents.

Accounts receivable from related parties: The Company provides services for Hector Communications Corporation (“HCC”), a former subsidiary of the Company. In November 2006, HCC was the subject of a transaction in which it was acquired by three Minnesota based telecommunications companies unrelated to CSI. Prior to the transaction, several of the Company’s officers and directors worked in similar capacities for HCC. Outstanding receivable balances from HCC were $0 and $13,900 at December 31, 2008 and 2007, respectively. The Company also has certain receivables from employees, the majority of which are repaid through biweekly payroll deductions. These receivables totaled $24,000 and $26,000 as of December 31, 2008 and 2007 respectively.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $1,865,000, $2,150,000 and $2,266,000 for 2008, 2007 and 2006, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and other intangible assets: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Under Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. We reassess the value of our reporting units and related goodwill balances at the end of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. On January 17, 2008, VIDE, a major customer of the JDL Technologies segment for the last several years, VIDE notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represents an event that requires goodwill to be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000. We have determined that there were no additional impairments as of December 31, 2008. As of December 31, 2008 and 2007, the Company had net goodwill of $4,560,000 and $5,264,000, respectively. Intangible assets with definite useful lives (consisting of now fully amortized royalty agreements) were amortized over an estimated useful life of five years. Amortization included in costs and expenses for continuing operations was $0, $9,000 and $88,000 in 2008, 2007 and 2006, respectively.

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

The following table presents the changes in the Company’s warranty liability for continuing operations for the years ended December 31, 2008 and 2007, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2008	2007

Beginning balance	$518,000	$583,000
Amounts charged to (recovered from) expense	467,000	313,000
Actual warranty costs paid	(392,000)	(378,000)

Ending balance	$593,000	$518,000

Accumulated Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2008	2007

Foreign currency translation	$(852,374)	$492,904
Minimum pension liability	643,836	704,062

	$(208,538)	$1,196,966

The functional currency of Austin Taylor is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica and Transition China use the U.S. dollar as its functional currency.

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

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts with the Virgin Islands Department of Education (VIDE) are funded by the federal government’s E-RATE program and must be approved by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment can be received. Our policy is not to recognize E-RATE revenue on our VIDE contracts until they are approved by the SLD.

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $1,792,000 in 2008, $592,000 in 2007 and $587,000 in 2006.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 23,137 shares, 69,413 shares and 85,205 shares in 2008, 2007 and 2006, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2008, 2007, and 2006 was 155,900, 116,900 and 130,900, respectively.

Stock compensation: On January 1, 2006 the Company adopted SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options based on estimated fair values. SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was previously applied for periods prior to January 1, 2006.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2008	2007

Finished goods	$17,924,907	$19,212,773
Raw and processed materials	11,473,536	8,889,695

	$29,398,443	$28,102,468

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated useful life
		2008	2007

Land		$338,400	$453,662
Buildings and improvements	7-40 years	10,820,332	3,583,375
Machinery and equipment	3-15 years	22,355,113	26,861,988
Furniture and fixtures	5-10 years	3,351,143	3,679,030
Construction in progress		44,715	7,696,339

		36,909,703	42,274,394
Less accumulated depreciation		(24,895,162)	(28,329,797)

		$12,014,541	$13,944,597

NOTE 4 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2008, 2007 and 2006 were $410,000, $407,000, and $392,000, respectively.

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2008 and 2007:

	2008	2007

Change in benefit obligation:
Benefit obligation at the beginning of the year	$5,685,000	$6,023,000
Service cost	35,000	52,000
Interest cost	243,000	314,000
Participant contributions	9,000	12,000
Actuarial (gains)/losses	(223,000)	(551,000)
Benefits paid	(294,000)	(288,000)
Foreign currency (gains)/losses	(1,564,000)	123,000

Benefit obligation at the end of the year	3,891,000	5,685,000

Change in plan assets:
Fair value of plan assets at beginning of year	6,080,000	5,610,000
Actual return on plan assets	174,000	334,000
Employer contributions	161,000	300,000
Participant contributions	9,000	12,000
Benefits paid	(294,000)	(288,000)
Foreign currency gains (losses)	(1,673,000)	112,000

Fair value of plan assets at end of year	4,457,000	6,080,000

Funded status at end of year – net asset /(liability)	$566,000	$395,000

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	6.3%	5.9%
Expected return on assets	5.4%	5.4%

Amounts recognized in accumulated other comprehensive income consist of actuarial gains of $644,000 and $571,000 at December 31, 2008 and 2007, respectively. The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2008.

The Company expects to make contributions of $180,000 to the plan in 2009.

The Company estimates its future pension benefit payments will be as follows:

2009	$261,000
2010	167,000
2011	195,000
2012	330,000
2013	253,000
2014 thru 2018	1,690,000

Components of the Company’s net periodic pension costs are:

	2008	2007	2006

Service cost	$35,000	$52,000	$46,000
Interest cost	243,000	314,000	283,000
Expected return on assets	(237,000)	(312,000)	(250,000)
Amortization of unrecognized (gain)/loss			(22,000)

Net periodic pension cost	$41,000	$54,000	$57,000

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Rent expense charged to continuing operations was $789,000, $1,328,000 and $1,331,000 in 2008, 2007 and 2006 respectively. Sublease income received was $12,000, $28,000 and $53,000 in 2008, 2007 and 2006 respectively. At December 31, 2008, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2009	$155,000
2010	13,000
2011
2012
Thereafter

$168,000

Long-term debt: As part of the purchase of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $3,123,000 at December 31, 2008. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2009	$348,000
2010	373,000
2011	399,000
2012	427,000
2013	457,000

Line of credit: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2008 and 2007. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (2.9% at December 31, 2008). The credit agreement expires September 30, 2009 and is secured by assets of the Company.

As of December 31, 2008, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2008 and 2007, and the entire credit line ($10,000,000 at March 1, 2009) is available for use.

Long-term compensation plans: The Company has a performance unit incentive plan (PUP). The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met. Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. The Company accrued PUP expense of $775,000, $421,000 and $495,000 in 2008, 2007 and 2006 respectively. PUP awards paid were $679,000 in 2008, zero in 2007 and $401,000 in 2006. Remaining PUP awards will be paid out in 2010 and 2012.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against such actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 6 – STOCK COMPENSATION

Stock-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award under SFAS No. 123(R). Stock-based compensation expense for 2007 and 2008 includes compensation expense for awards granted to key employees prior to, but not vested as of December 31, 2005. At December 31, 2008 all outstanding options were vested.

The fair value of the Company’s stock options and Employee Stock Purchase Plan transactions used to compute fair value is the estimated present value at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2008	2007	2006

Expected volatility	26.6%	31.4%	34.7%
Risk free interest rate	3.8%	5.2%	5.1%
Expected holding period	7 years	7 years	7 years
Dividend yield	4.0%	3.9%	3.7%

Fair value of all options granted was approximately $42,000, $49,000 and $51,000 in 2008, 2007 and 2006, respectively Information regarding the effect on net income and earnings per common share had the Company applied the fair value expense recognition provisions of SFAS No. 123(R) in 2005 is included in Note 1.

Common shares are reserved for issuance in connection with a nonqualified stock option plan under which up to 300,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. 28,000 shares are available to be issued under the plan at December 31, 2008. Stock options were granted to non-employee directors for 18,000 shares in 2008, 2007 and 2006.

Common shares are also reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. 970,789 shares are available to be issued under the plan at December 31, 2008. Options granted to officers and key employees expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years. The Company did not issue any options under this plan in 2008, 2007 or 2006.

Changes in outstanding employee and director stock options during the three years ended December 31, 2008 were as follows:

	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2005	707,450	9.39
Granted	18,000	9.60
Exercised	(112,365)	8.18
Canceled	(42,805)	10.82

Outstanding at December 31, 2006	570,280	9.53
Granted	18,000	10.22
Exercised	(175,930)	8.15
Canceled	(14,900)	13.90

Outstanding at December 31, 2007	397,450	10.01
Granted	18,000	11.41
Exercised	(38,800)	7.48
Canceled	(25,300)	15.04

Outstanding at December 31, 2008	351,350	9.99

All outstanding options were fully vested and currently exercisable at December 31, 2008. The aggregate intrinsic value of all outstanding in-the-money options was $20,000 based on the Company’s stock price at December 31, 2008. The intrinsic value of options exercised during the year was $142,000, $521,000 and $365,000 in 2008, 2007 and 2006, respectively. The following table summarizes the status of stock options outstanding at December 31, 2008:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	75,000	3.7 years	$7.74
$8.65 to $9.99	120,450	1.3 years	9.00
$10.00 to $12.00	101,400	4.9 years	11.06
$12.01 to $15.00	54,500	0.9 years	13.32

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $108,000, $83,000 and $73,000 in 2008, 2007 and 2006 respectively. The tax benefit amounts have been credited to additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 400,000 common shares have been reserved. Effective January 1, 2006, employees are able to acquire shares through payroll deductions at 95% of the price at the end of each semi-annual plan. Plan periods run from January 1 to June 30 and from July 1 to December 31. 4,927 shares of common stock were issued in July 2007 for the plan period ended June 30, 2007. 3,757 shares were issued in January 2008 for the plan period ended December 31, 2007. 4,190 shares were issued in July 2008 for the plan period ended June 30, 2008. 6,657 shares were issued in January 2009 for the plan period ended December 31, 2008. 155 shares remain available under the Plan for purchase as of December 31, 2008.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2008, the ESOP held 510,737 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2008 ESOP contribution was $429,780 for which the Company issued 55,100 shares in February 2009. The 2007 ESOP contribution was $454,754 for which the Company issued 38,296 shares in February 2008. The Company’s 2006 ESOP contribution was $423,294 for which the Company issued 41,745 shares of common stock to the ESOP in March 2007.

NOTE 7 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In September 2006 and October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. In 2008, the Company purchased and retired 343,899 shares at a cost of $3,222,495. In 2007, the Company purchased and retired 371,235 shares at a cost of $4,041,719. In 2006, the Company purchased and retired 68,681 shares at a cost of approximately $756,236. At December 31, 2008, 487,063 additional shares could be repurchased under outstanding Board authorizations.

SHAREHOLDER RIGHTS PLAN

On October 29, 1999 the Board of Directors adopted a shareholders’ rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $65. The rights expire on October 26, 2009. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 16.5% or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 16.5% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 8 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2008	2007	2006

Currently payable income taxes:
Federal	$3,765,000	$3,082,000	$666,000
State	492,000	385,000	271,000
Foreign	798,000	208,000	2,000

	5,055,000	3,675,000	939,000

Deferred income taxes (benefit)	(485,000)	837,000	289,000

	$4,570,000	$4,512,000	$1,228,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had a pretax loss of $64,000 in 2008 and pretax income of $495,000 in 2007 and $393,000 in 2006. At the end of 2008, Austin Taylor’s net operating loss carry-forward was $3,164,000. Due to the nonrecurring nature of some of Austin Taylor’s 2007 and 2006 income, the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

In 2007 Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Shanghai Ling had pretax losses of $1,252,000, and 196,000 in 2008 and 2007. At the end of 2008, Shanghai Ling’s net operating loss carry-forward was $1,448,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under IRC Sec. 965 which allows the Company to receive an 85% dividend received deduction provided the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2006. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings.

Prior to 2003 the Company maintained operations in Puerto Rico through its Suttle Caribe, Inc. subsidiary. Distributions by Suttle Caribe, Inc. to the parent company of income earned prior to December 31, 2000 are subject to tollgate taxes at rates which, depending on various factors, range from 3.5% to 10%. The cumulative amount of prior earnings on which no tollgate tax has been paid was approximately $11,054,000 at December 31, 2005. The Company had recorded a cumulative reserve of $675,000 for this uncertain tax position in prior years. The Company signed an agreement with the Puerto Rico Internal Revenue Service on May 29, 2008 for the tollgate tax payment which was determined to be $426,000. The resolution of this uncertain tax position resulted in a net income tax benefit of $183,000.

In 2006 the Company reduced its estimate of its exposure to certain other state and foreign tax liabilities, based on available facts and circumstances. These adjustments resulted in a significant reduction in the effective tax rate in calendar year 2006 in comparison to historical rates.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2008	2007	2006

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(0.9)	(0.9)	(1.0)
State income taxes, net of federal benefit	2.1	2.2	1.6
Foreign income taxes, net of foreign tax credits	2.3	2.0	(2.3)
Tax exempt interest income		(2.1)	(4.0)
Impairment of Goodwill	2.2
Reduction of estimated liabilities			(6.6)
Other	0.2	1.3	(1.2)

Effective tax rate	40.9%	37.5%	21.5%

Deferred tax assets and liabilities as of December 31 related to the following:

	2008	2007

Current assets:
Allowance for doubtful accounts	$81,000	$69,000
Inventory	2,435,000	2,202,000
Accrued and prepaid expenses	848,000	741,000
Foreign income taxes		279,000

	$3,364,000	$3,291,000

Long term assets and (liabilities):
Depreciation	$(361,000)	$(531,000)
Domestic net operating loss carry-forward	425,000	503,000
Long-term compensation plans	331,000	208,000
Intangible assets	(146,000)	(26,000)
Nonemployee director stock compensation	52,000	35,000
State income taxes	49,000	43,000
Foreign net operating loss carry-forwards and credits	1,676,000	917,000
Less: valuation reserve for foreign net operating loss carry-forward and foreign tax credits	(1,382,000)	(917,000)

	$644,000	$232,000

As part of previous acquisitions, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2008, the Company has $1,214,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

The Company adopted the provisions of FIN 48 on January 1, 2007. Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. The impact on the Company’s financial statements of the adoption of FIN 48, which is reported as a cumulative effect of a change in accounting principle was reported as an increase to the 2007 beginning balance of retained earnings of $427,000.

Changes to the Company’s asset and liability accounts at January 1 includes the effects of unrecognized tax benefits, accrued interest and penalties and federal deductibility of liabilities owed to various states and Puerto Rico.

Changes in the Company’s unrecognized tax benefits for 2008 and 2007 are summarized as follows:

	2008	2007

Unrecognized tax benefits – January 1, 2008	$656,000	$1,076,000
Gross increases - tax positions in prior period	118,000	4,000
Gross decreases - tax positions in prior period		(430,000)
Gross increases - current period tax positions	81,000	6,000
Settlements	(430,000)
Expiration of statute of limitations	(45,000)

Unrecognized tax benefits – December 31, 2008	$380,000	$656,000

Included in the balance of unrecognized tax benefits at December 31, 2008 are $606,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $97,000 in the next twelve months due to statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $353,000 at December 31, 2008. The Company’s 2008 income tax expense was reduced by $178,000 due to reductions for prior period accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2005 tax year. Puerto Rico has no statute of limitations on tax returns.

NOTE 9- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, (JDL), which provides IT services; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Non-allocated corporate general and administrative expenses as categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica were approximately $395,000 at December 31, 2008. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and the U.S. Virgin Islands. Austin Taylor operates a manufacturing facility in the United Kingdom (U.K.) and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 71%, 81% and 79% of sales from continuing operations in 2008, 2007 and 2006 respectively. In 2008, sales to one of Transition Networks’ customers accounted for 11.7% and one of Suttle’s customers accounted for 12.4% of sales. No customer accounted for more than 10% of sales in 2007. In 2006, sales to one Transition Networks’ customer accounted for 10.6% of sales from continuing operations.

Information concerning the Company’s continuing operations in the various segments for the twelve-month periods ended December 31, 2008, 2007 and 2006 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2008
Sales	$44,421,377	$62,924,469	$9,837,526	$5,516,306	$—	$122,699,678
Cost of sales	33,643,844	31,952,354	5,625,666	4,786,298	—	76,008,162

Gross profit	10,777,533	30,972,115	4,211,860	730,008	—	46,691,516
Selling, general and administrative expenses	6,044,718	20,672,700	1,104,732	815,461	4,470,877	33,108,488
Impairment			2,999,441			2,999,441

Operating income (loss)	$4,732,815	$10,299,415	$107,687	$(85,453)	$(4,470,877)	$10,583,587

Depreciation and amortization	$646,969	$586,236	$308,936	$105,127	$217,843	$1,865,111

Capital expenditures	$482,399	$474,656	$12,262	$92,233	$1,400,595	$2,462,145

Assets	$22,722,488	$30,291,569	$3,853,243	$4,323,044	$37,547,447	$98,737,791

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2007
Sales from continuing operations	$48,135,180	$53,062,681	$13,219,376	$6,826,011	$—	$121,243,248
Cost of sales	35,104,903	28,851,469	9,186,070	5,215,096	—	78,357,538

Gross Profit	13,030,277	24,211,212	4,033,306	1,610,915	—	42,885,710
Selling, general and administrative expenses	7,201,835	18,608,291	2,466,044	1,132,015	3,214,957	32,623,142

Operating income (loss)	$5,828,442	$5,602,921	$1,567,262	$478,900	$(3,214,957)	$10,262,568

Depreciation and amortization	$746,474	$491,481	$704,660	$145,319	$71,250	$2,159,184

Capital expenditures	$643,029	$1,484,977	$103,808	$135,967	$2,302,474	$4,670,255

Assets	$27,102,439	$26,149,088	$7,336,651	$5,273,183	$34,898,952	$100,760,313

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2006
Sales from continuing operations	$42,689,815	$52,862,964	$12,928,650	$6,958,141	$—	$115,439,570
Cost of sales	30,248,471	29,602,088	11,421,968	5,579,898	—	76,852,425
Selling, general and administrative expenses	6,370,209	18,501,019	4,708,431	992,937	2,989,165	33,561,761

Operating income (loss) from continuing operations	$6,071,135	$4,759,857	$(3,201,749)	$385,306	$(2,989,165)	$5,025,384

Depreciation and amortization	$840,970	$501,473	$682,227	$243,029	$86,304	$2,354,003

Capital expenditures	$440,655	$319,071	$1,584,301	$52,760	$77,863	$2,474,650

Assets	$41,851,659	$23,807,091	$9,659,253	$5,497,265	$11,907,571	$92,722,839

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 include cash equivalents of $29,952,000 classified as level one within the SFAS No. 157 hierarchy. The Company does not have any assets or liabilities classified as level two or three within the SFAS No. 157 hierarchy.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2008
Sales	$30,321	$31,291	$32,683	$28,405
Gross margins	11,451	11,262	13,527	10,452
Operating income	199	2,930	5,236	2,219
Net income	186	2,261	2,794	1,370

Basic net income per share	$.02	$.26	$.33	$.17
Diluted net income per share	$.02	$.26	$.32	$.17

2007
Sales	$26,445	$33,256	$33,091	$28,451
Gross margins	8,844	13,578	10,939	9,525
Operating income	616	5,440	2,503	1,703
Net income	536	3,720	1,802	1,452

Basic net income per share	$.06	$.42	$.20	$.18
Diluted net income per share	$.06	$.42	$.20	$.17

During the first and third quarters of fiscal 2008, the Company recognized approximately $2.0 million of revenue related to services that were invoiced and expensed in fiscal 2007. See further discussion in Note 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T):	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rule and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of December 31, 2008 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

Changes in Internal Control over Financial Reporting

The following changes to our internal controls over financial reporting were substantially completed during the fourth quarter of fiscal 2008 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 21, 2009 Annual Meeting of Shareholders, which information is expressly incorporated by reference herein. The information called for with respect to the Company’s officers by paragraph [b] of Item 401 is set forth under Item 1(c) (3) herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act, Section 16 (a) compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s above referenced definitive proxy material, which information is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s definitive proxy materials for its May 21, 2009 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s definitive proxy materials for its May 21, 2009 Annual Meeting, which information is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s definitive proxy materials for its May 21, 2009 Annual Meeting, which information is expressly incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 25 to 45 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

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

COMMUNICATIONS SYSTEMS, INC.

Dated: March 24, 2009	/s/ Jeffrey K. Berg

Jeffrey K. Berg, President, Chief Executive
Officer and Director

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

Signature	Title	Date

/s/Jeffrey K. Berg	President, Chief Executive Officer	March 24, 2009
and Director
Jeffrey K. Berg

/s/David T. McGraw	Vice President, Treasurer and	March 24, 2009
Chief Financial Officer (Principal
David T. McGraw	Financial Officer and Principal
Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 24, 2009
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 24, 2009

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 24, 2009

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 24, 2009

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 24, 2009

Gerald D. Pint

/s/Paul J. Anderson	Director	March 24, 2009

Paul J. Anderson

/s/Roger H.D. Lacey	Director	March 24, 2009

Roger H.D. Lacey

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2008

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2008	$198,000	$79,000	$(58,000	) (A)		$219,000

December 31, 2007	$585,000	$22,000	$(409,000	) (A)		$198,000

December 31, 2006	$1,673,000	$(85,000)	$(1,003,000	) (A)		$585,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2008

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2008

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

10.1	1987 Stock Plan	Filed as Exhibit 10.1 to the Form 10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, as amended to December 2008	Filed herewith as Exhibit 10.4.

10.5	Stock Option Plan for Nonemployee Directors	Filed as Exhibit 10.5 to the 1993 Form 10-K and incorporated herein by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993 Form 10-K and incorporated herein by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.

10.8	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	Form of Rights Agreement, dated as of October 26, 1999 between the Company and Wells Fargo Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on November 8, 1999 and incorporated herein by reference.

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2008

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Independent Auditors’ Report	Filed herewith.
24	Power of Attorney	Included in signatures at page 49.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.