Form 10-Q
period 2009-03-31
COMMUNICATIONS SYSTEMS INC
filed 2009-05-13
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to_________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
YES ☐ NO ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2009

Common Stock, par value $.05 per share	NASDAQ	8,343,236

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2009	December 31 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,506,467	$29,951,561
Investments	11,427,127
Trade accounts receivable, less allowance for doubtful accounts of $295,000 and $219,000, respectively	16,838,083	17,243,788
Inventories	27,889,586	29,398,443
Other current assets	652,461	861,039
Deferred income taxes	3,492,148	3,364,297
TOTAL CURRENT ASSETS	76,805,872	80,819,128

PROPERTY, PLANT AND EQUIPMENT, net	11,931,692	12,014,541

OTHER ASSETS:
Investments	3,210,468
Goodwill	4,560,217	4,560,217
Deferred income taxes	588,811	643,667
Prepaid pensions	577,779	566,137
Other assets	131,311	134,101
TOTAL OTHER ASSETS	9,068,586	5,904,122

TOTAL ASSETS	$97,806,150	$98,737,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$354,355	$348,373
Accounts payable	2,870,453	$4,126,756
Accrued compensation and benefits	2,452,743	2,985,233
Other accrued liabilities	1,788,300	1,624,971
Income taxes payable	56,017	11,430
Dividends payable	1,001,486	994,169
TOTAL CURRENT LIABILITIES	8,523,354	10,090,932

LONG TERM LIABILITIES:
Long-term compensation plans	1,592,491	1,410,559
Income taxes payable	649,490	733,683
Long term debt - mortgage payable	2,683,610	2,774,474
TOTAL LONG-TERM LIABILITIES	4,925,591	4,918,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,343,237 and 8,282,348 shares issued and outstanding, respectively	417,162	414,117
Additional paid-in capital	33,500,851	33,019,154
Retained earnings	50,710,398	50,503,410
Accumulated other comprehensive income, net of tax	(271,206)	(208,538)
TOTAL STOCKHOLDERS’ EQUITY	84,357,205	83,728,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,806,150	$98,737,791

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31
	2009	2008

Sales from operations	$26,764,958	$30,321,235

Costs and expenses:
Cost of sales	16,985,514	18,870,680
Selling, general and administrative expenses	8,002,809	8,031,158
Impairment and other charges related to JDL (Notes 4 and 11)	0	3,220,754
Total costs and expenses	24,988,323	30,122,592
Operating income	1,776,635	198,643

Other income and (expenses):
Investment and other income	210,537	188,756
Gain on sale of assets	8,630	5,217
Interest and other expense	(59,091)	(36,124)
Other income, net	160,076	157,849

Income before income taxes	1,936,711	356,492

Income tax expense	713,780	170,000

Net income	1,222,931	186,492

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	11,961	44,410
Foreign currency translation adjustment	(74,629)	(242,975)
Total other comprehensive loss, net of tax	(62,668)	(198,565)
Comprehensive net income (loss)	$1,160,263	$(12,073)

Basic net income per share:	$.15	$.02

Diluted net income per share:	$.15	$.02

Average Basic Shares Outstanding	8,316,753	8,572,040
Average Dilutive Shares Outstanding	8,319,373	8,613,618
Dividends per share	$.12	$.12

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital		Cumulative Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				1,222,931		$1,222,931
Issuance of common stock under Employee Stock Purchase Plan	6,657	333	48,996			$49,329
Issuance of common stock to Employee Stock Ownership Plan	55,100	2,755	427,025			$429,780
Issuance of common stock under Employee Stock Option Plan	2,000	100	17,200			$17,300
Tax benefit from non-qualified employee stock options						$—
Share based compensation				(14,458)		$(14,458)
Purchase of common stock	(2,869)	(143)	(11,524)	(1,001,485)		$(1,013,152)
Shareholder dividends						$—
Other comprehensive income					(62,668)	$(62,668)
BALANCE AT MARCH 31, 2009	8,343,237	417,162	33,500,851	50,710,398	(271,206)	84,357,205

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,222,931	$186,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445,449	615,224
Deferred income taxes	(72,995)	(179,858)
Impairment and other charges related to JDL (Notes 4 and 11)		3,220,754
(Gain) loss on sale of assets	(8,630)
Excess tax benefit from stock based payments		(34,216)
Changes in assets and liabilities:
Trade receivables	388,618	(2,482,432)
Inventories	1,488,099	(423,191)
Prepaid income taxes	0	109,628
Other current assets	210,269	(2,652,146)
Accounts payable	(1,250,199)	225,867
Accrued compensation and benefits	79,223	(1,250,721)
Other accrued expenses	165,099	560,939
Income taxes payable	(39,605)	235,371
Other	(22,104)	(98,123)
Net cash provided by operating activities	2,606,155	(1,966,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(370,942)	(1,237,346)
Purchases of investments	(18,109,595)
Proceeds from sale of fixed assets	10,545
Proceeds from the sale of investments	3,472,000
Net cash used in investing activities	(14,997,992)	(1,237,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(994,168)	(1,029,130)
Mortgage principal payments	(84,882)	(76,166)
Proceeds from issuance of common stock	66,629	297,911
Excess tax benefit from stock based payments		34,216
Purchase of common stock	(26,125)	(28,071)
Net cash used in financing activities	(1,038,546)	(801,240)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(14,711)	28,997

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,445,094)	(3,976,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,951,561	29,427,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,506,467	$25,451,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$826,381	$36,425
Interest paid	58,747	6,397
Dividends declared not paid	1,001,486	1,033,868

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

Financial statement presentation
The consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of March 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, and the consolidated statements of cash flows for the periods ended March 31, 2009 and 2008 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Cash equivalents and investments

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2009, the Company had $31.1 million in cash, cash equivalents and investments. Of this amount, $6.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments.

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

Comprehensive income
The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31 2009	December 31 2008
Foreign currency translation	$(927,003)	$(852,374)
Minimum pension liability	655,797	643,836
	$(271,206)	$(208,538)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At March 31, 2009, 1,074,239 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At March 31, 2009, 28,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 400,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2009. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

No stock compensation expense was recognized for the three month periods ended March 31, 2009 and 2008. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2009 and 2008, were $0 and $34,000, respectively.

The following table summarizes the stock option transactions for the three months ended March 31, 2009. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2008	351,350	$9.99	2.78 years
Exercised	(2,000)	8.65
Canceled	(103,450)	8.88
Outstanding – March 31, 2009	245,900	10.47	3.66 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2009 was $14,000. The intrinsic value of all options exercised during the three months ended March 31, 2009 was $2,000. Net cash proceeds from the exercise of all stock options were $0 and $231,000 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2009	December 31 2008
Finished goods	$17,242,800	$17,924,907
Raw and processed materials	10,646,786	11,473,536
Total	$27,889,586	$29,398,443

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

On January 17, 2008, VIDE, at that time, a major customer of the JDL Technologies segment for under successive contracts since 1998, VIDE notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represented an event that required goodwill to be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

No events or circumstances occurred during the quarter ended March 31, 2009 that required an impairment test or adjustment to the financial statements.

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

The following table presents the changes in the Company’s warranty liability for the three months ended March 31, 2009 and 2008, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2009	2008
Beginning Balance	$593,000	$518,000
Actual warranty costs paid	(95,000)	(61,000)
Amounts charged to expense	160,000	186,000
Ending balance	$658,000	$643,000

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

At March 31, 2009 there was $526,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2005-2007 remain open to examination by the Internal Revenue Service and the years 2004-2007 remain open to examination by various state tax departments. The tax years from 2006-2008 remain open in Costa Rica.

The Company’s effective income tax rate was 36.9% for the first three months of 2009. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions. There were no additional uncertain tax positions identified in the first quarter of 2009. The Company’s effective income tax rate was approximately 48% for the three months ended March 31, 2008.

The Company’s foreign operations have overall losses for the three months ended March 31, 2009. The foreign operations are subject to taxes in the countries in which they occur. The applicable tax rates in these foreign countries differ from the U.S. tax rate. Further, due to uncertainty regarding the realizability of the benefit of the foreign losses, the benefits have been reserved. The effect of the foreign operations is an overall rate increase of approximately 4.4% for the three months ended March 31, 2009.

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

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2009 and 2008 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2009:
Sales	$11,850,004	$12,136,783	$2,081,068	$697,103	$—	$26,764,958
Cost of sales	9,069,855	5,824,834	1,437,413	653,412	—	$16,985,514
Gross profit	2,780,149	6,311,949	643,655	43,691	—	9,779,444
Selling, general and administrative expenses	1,566,242	4,923,330	320,552	280,936	911,748	$8,002,808
Operating income (loss)	$1,213,907	$1,388,619	$323,103	$(237,245)	$(911,748)	$1,776,636

Depreciation and amortization	$150,164	$147,424	$41,484	$14,973	$91,404	$445,449

Capital expenditures	$239,097	$75,301	$—	$40,299	$16,245	$370,942

Assets	$22,368,797	$27,188,008	$3,629,215	$4,278,670	$40,341,460	$97,806,150

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2008:
Sales	$12,447,583	$13,048,578	$3,159,535	$1,665,539	$—	$30,321,235
Cost of sales	8,960,468	6,843,865	1,724,141	1,342,207	—	$18,870,681
Gross profit	3,487,115	6,204,713	1,435,394	323,332	—	11,450,554
Selling, general and administrative expenses	1,673,180	4,784,026	228,704	282,622	1,062,626	$8,031,158
Impairment and other charges related to JDL			3,220,754			$3,220,754
Operating income (loss)	$1,813,935	$1,420,687	$(2,014,064)	$40,710	$(1,062,626)	$198,642

Depreciation and amortization	$180,080	$118,390	$236,400	$21,376	$58,978	$615,224

Capital expenditures	$334,129	$102,500	$26,000	$5,301	$769,416	$1,237,346

Assets	$26,449,695	$25,859,672	$2,829,125	$5,581,702	$38,990,045	$99,710,239

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three months Ended March 31
	2009	2008
Service cost	$8,000	14,000
Interest cost	60,000	78,000
Expected return on plan assets	(58,000)	(78,000)
Amortization of unrecognized (gain)/loss	—	—
	$10,000	$14,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 2,619 shares and 41,578 shares for the respective three month periods ended March 31, 2009 and 2008. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 191,900 and 116,900 at March 31, 2009 and 2008, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 include cash equivalents and investments of $24,871,000 classified as level one within the SFAS No. 157 hierarchy. The Company does not have any assets or liabilities classified as level two or three within the SFAS No. 157 hierarchy.

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

Three Months Ended March 31, 2009 Compared to
Three Months Ended March 31, 2008

Consolidated sales decreased in 2009 to $26,765,000 compared to $30,321,000 in 2008. Consolidated operating income in 2009 increased to $1,777,000 compared to $199,000 in the first quarter of 2008, which includes impairment charges totaling $3,221,000 related to JDL Technologies not being selected as a vendor to provide services to the U.S. Virgin Islands Department of Education (“VIDE”) for the period from July 1, 2008 to June 30, 2009.

Net income in 2009 increased to $1,223,000 compared to $186,000 in the first quarter of 2008.

Suttle

Suttle sales decreased 5% in the first quarter of 2009 to $11,850,000 compared to $12,448,000 in the same period of 2008 due to a general slow down in the housing market. Sales by customer groups in the first quarter of 2009 and 2008 were:

	Suttle Sales by Customer Group
	2009	2008
Major telephone companies	$6,956,000	$6,017,000
Distributors/OEM	3,217,000	4,081,000
International	629,000	707,000
Other	1,048,000	1,643,000
	$11,850,000	$12,448,000

Suttle’s sales by product groups in first quarter of 2009 and 2008 were:

	Suttle Sales by Product Group
	2009	2008
Modular connecting products	$4,557,000	$5,978,000
DSL products	3,632,000	2,338,000
Structured cabling products	3,491,000	3,770,000
Other products	170,000	362,000
	$11,850,000	$12,448,000

Sales to the major telephone companies (RBOCs) increased 16% in 2009 due to increased sales of DSL products. Sales to these customers accounted for 59% of Suttle’s sales in the 2009 first quarter compared to 48% of sales in 2008. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 21% in 2009 primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 27% and 33% of sales in the first quarters of 2009 and 2008, respectively. International sales decreased 11% and accounted for 5% of Suttle’s first quarter 2009 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 36% to $1,048,000.

Modular connecting products sales have decreased 24% due to a slowing of the home building business and accelerated decline in the voice market, whereas DSL products have increased 55% as a result of a new contract with a major telephone company.

Suttle’s gross margin decreased 20% in the first quarter of 2009 to $2,780,000 compared to $3,487,000 in the same period of 2008. Gross margin percentage decreased to 23% in 2009 from 28% in 2008 due to product mix changes and lower overhead absorption. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses decreased $107,000 or 6% in the first quarter of 2009 compared to the same period in 2008, but remained consistent as a percentage of sales at 13%. Suttle’s operating income was $1,214,000 in the first quarter of 2009 compared to operating income of $1,814,000 in 2008.

Transition Networks

Transition Networks sales decreased 7% to $12,137,000 in the first quarter of 2009 compared to $13,049,000 in 2008.

First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2009	2008
North America	$9,787,000	$9,634,000
Europe, Middle East, Asia	1,190,000	1,277,000
Rest of world	1,160,000	2,138,000
	$12,137,000	$13,049,000

Sales in North America were essentially flat increasing only $153,000 or 2%. International sales decreased $1,065,000, or 31% primarily due to the impact of the global economic crisis and currency fluctuations. Customers have either delayed or canceled projects, but the Company is continuing to invest in the region because long term projects are promising.

The following table summarizes Transition Networks’ 2009 and 2008 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2009	2008
Media converters	$9,616,000	$11,287,000
Ethernet switches	547,000	602,000
Ethernet adapters	1,316,000	553,000
Other products	658,000	607,000
	$12,137,000	$13,049,000

Gross margin on first quarter Transition Networks’ sales increased to $6,312,000 in 2009 from $6,205,000 in 2008. Gross margin as a percentage of sales was 52% in 2009, compared to 48% in the 2008 period, due to decreased manufacturing costs related to the inventory cost reduction plan started in 2008 and change in product mix. The increase in sales of Ethernet adapters and decrease in media converters is one of the contributors to the increased margins. Furthermore, the decline in sales of media converters is attributed to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America. Selling, general and administrative expenses increased 3% to $4,923,000 in 2009 compared to $4,784,000 in 2008 due to an increase in the international sales force headcount as well as increases in research and development costs related to the creation of new prototypes. Operating income decreased to $1,389,000 in 2009 compared to $1,421,000 in 2008.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2009 first quarter sales of $2,081,000 compared to $3,160,000 in 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2009	2008
Broward County FL schools	$2,011,000	$1,001,000
U.S. Virgin Islands Dept. of Education (VIDE)		2,091,000
All other	70,000	68,000
	$2,081,000	$3,160,000

Revenues earned in Broward County FL increased $1,010,000 or 101% in 2009. The increase was the result of network refresh work due originally scheduled for 2008 that was performed in the first quarter of 2009 due to customer budget limitations in the fourth quarter of 2008. The decrease in VIDE revenue in 2009 was due to the loss of the VIDE contract for the 2008-2009 school year.

JDL gross margin was $644,000 in the first quarter of 2009 compared to $1,435,000 in the same period in 2008. Gross margin in 2008 was significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts as the cost related to the revenue recognized in the first quarter of 2008 was recognized in 2007. Costs of $1.4 million were recorded in 2007, when the services were provided, related to the $1.3 million revenue that was recognized in the first quarter of 2008 when the E-Rate funding was approved. Selling, general and administrative expenses increased in 2009 to $321,000 compared to $229,000 in 2008 due to one-time administrative costs. JDL reported operating income of $323,000 in the first quarter of 2009 compared to an operating loss of $2,014,000 in the same period of 2008.

Austin Taylor

Austin Taylor’s revenues decreased to $697,000 for the first quarter of 2009, compared to $1,666,000 in 2008. This decrease is primarily due to the general market and economy slowdown. Gross margin decreased 86% to $44,000 in 2009 from $323,000 in 2008. Gross margin as a percentage of sales was 6% in 2009 compared to 19% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during the first quarter of 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $237,000 compared to operating income of $41,000 in 2008.

Other

Net investment income remained stable at $160,000 in 2009 as compared to $158,000 in 2008. Income before income taxes increased to $1,937,000 in 2009 compared to $356,000 in 2008. The Company’s effective income tax rate was 37% in 2009 compared to 48% in 2008. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions as explained in Note 7 above.

Liquidity and Capital Resources

At March 31, 2009, the Company had approximately $31,144,000 of cash equivalents and investments compared to $29,952,000 of cash equivalents and investments at December 31, 2008. The Company had current assets of approximately $76,806,000 and current liabilities of $8,523,000 at March 31, 2009 compared to current assets of $80,819,000 and current liabilities of $10,091,000 at December 31, 2008.

Net cash provided by operating activities was $2,606,000 in the first three months of 2009 compared to $1,966,000 used in the same period in 2008. Significant working capital changes from December 31, 2008 to March 31, 2009 included decreased inventory of $1,488,000 due to sale of increased inventory purchases at the end of 2008 and a decrease in accounts receivable of $389,000 due to the timing of collections.

Net cash used in investing activities was $14,998,000 in the first three months in 2009 compared to cash used of $1,237,000 in the same period in 2008, due to the purchase of certificates of deposit with maturities of greater than 90 days during the quarter, offset by the sale of such investments. Additionally, there was a decrease in capital expenditures at the Company’s new building in Minnetonka, Minnesota. In the first quarter of 2008, the Company spent approximately $700,000 in equipping the new building, which did not occur in the first quarter of 2009.

Net cash used in financing activities was $1,039,000 and $801,000 in the first three months of 2009 and 2008, respectively. Cash dividends paid in the first three months of 2009 were $994,000 ($.12 per common share) compared to $1,029,000 ($.12 per common share) in the same period in 2008. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $67,000 in the first three months of 2009 and $298,000 in the same period in 2008. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first three months of 2009, the Company purchased and retired 2,869 of its common shares at a cost of $26,000. At March 31, 2009, 484,194 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (2.7% at March 31, 2009). There were no borrowings on the line of credit during the first three months of 2009 or 2008. The credit agreement expires September 30, 2009 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $85,000 during the first quarter of 2009. The outstanding balance on the mortgage was $3,038,000 at March 31, 2009.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2008 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2009.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2009 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the federal deposit insurance company and as such do not have material risk exposure.

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

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of March 31, 2009 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

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

PART II. OTHER INFORMATION

Item 1. Not Applicable

Item 1A. Risk Factors

In addition to the risk factors disclosed elsewhere in this report or in the Company’s 2008 Annual Report on Form 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: May 13, 2009		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: May 13, 2009		Chief Financial Officer