Form 10-Q
period 2009-06-30
COMMUNICATIONS SYSTEMS INC
filed 2009-08-12
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2009

Common Stock, par value $.05 per share	NASDAQ	8,343,262

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2009	December 31 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,004,972	$29,951,561
Investments	9,601,766
Trade accounts receivable, less allowance for doubtful accounts of $295,000 and $219,000, respectively	16,940,582	17,243,788
Inventories	27,837,274	29,398,443
Other current assets	520,549	861,039
Deferred income taxes	3,844,034	3,364,297
TOTAL CURRENT ASSETS	78,749,177	80,819,128

PROPERTY, PLANT AND EQUIPMENT, net	13,563,488	12,014,541

OTHER ASSETS:
Investments	4,994,074
Goodwill	4,560,217	4,560,217
Deferred income taxes	678,009	643,667
Prepaid pensions	340,308	566,137
Other assets	128,552	134,101
TOTAL OTHER ASSETS	10,701,160	5,904,122

TOTAL ASSETS	$103,013,825	$98,737,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$360,440	$348,373
Accounts payable	6,062,218	$4,126,756
Accrued compensation and benefits	3,752,511	2,985,233
Other accrued liabilities	1,637,634	1,624,971
Income taxes payable	733,955	11,430
Dividends payable	1,168,154	994,169
TOTAL CURRENT LIABILITIES	13,714,912	10,090,932

LONG TERM LIABILITIES:
Long-term compensation plans	708,782	1,410,559
Income taxes payable	643,855	733,683
Long term debt - mortgage payable	2,591,186	2,774,474
TOTAL LONG-TERM LIABILITIES	3,943,823	4,918,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,343,262 and 8,282,348 shares issued and outstanding, respectively	417,163	414,117
Additional paid-in capital	33,533,263	33,019,154
Retained earnings	51,290,625	50,503,410
Accumulated other comprehensive income, net of tax	114,039	(208,538)
TOTAL STOCKHOLDERS’ EQUITY	85,355,090	83,728,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,013,825	$98,737,791

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Sales from operations	$28,584,399	$31,291,042	$55,349,357	$61,612,277

Costs and expenses:
Cost of sales	17,934,303	20,029,342	34,919,816	38,900,023
Selling, general and administrative expenses	7,882,388	8,553,281	15,885,197	16,584,438
Impairment and other charges related to JDL (Notes 4 and 11)		(221,213)		2,999,441
Total costs and expenses	25,816,691	28,361,410	50,805,013	58,483,902
Operating income	2,767,708	2,929,632	4,544,344	3,128,375

Other income and (expenses):
Investment and other income	280,245	130,504	490,782	319,260
Gain on sale of assets	24,041	80,987	32,672	86,204
Interest and other expense	(57,703)	(51,638)	(116,795)	(87,762)
Other income, net	246,583	159,853	406,659	317,702

Income before income taxes	3,014,291	3,089,485	4,951,003	3,446,077

Income tax expense	1,265,910	829,000	1,979,690	999,000

Net income	1,748,381	2,260,485	2,971,313	2,447,077

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(240,238)	(44,367)	(228,278)	43
Unrealized gains on available-for-sale securities	66,775		66,775
Foreign currency translation adjustment	557,799	33,822	484,080	(209,153)
Total other comprehensive income (loss), net of tax	384,336	(10,545)	322,577	(209,110)
Comprehensive net income (loss)	$2,132,717	$2,249,940	$3,293,890	$2,237,967

Basic net income per share:	$.21	$.26	$.36	$.28

Diluted net income per share:	$.21	$.26	$.36	$.28

Average Basic Shares Outstanding	8,343,262	8,609,628	8,330,093	8,593,851
Average Dilutive Shares Outstanding	8,350,628	8,652,053	8,335,162	8,635,834
Dividends per share	$.12	$.12	$.24	$.24

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				2,971,313		$2,971,313
Issuance of common stock under Employee Stock Purchase Plan	6,683	334	49,187			$49,521
Issuance of common stock to Employee Stock Ownership Plan	55,100	2,755	427,025			$429,780
Issuance of common stock under Employee Stock Option Plan	2,000	100	17,200			$17,300
Tax benefit from non-qualified employee stock options			650			$650
Share based compensation			31,571			$31,571
Purchase of common stock	(2,869)	(143)	(11,524)	(14,458)		$(26,125)
Shareholder dividends				(2,169,640)		$(2,169,640)
Other comprehensive income					322,577	$322,577
BALANCE AT JUNE 30, 2009	8,343,263	417,163	33,533,263	51,290,625	114,039	85,355,090

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,971,313	$2,447,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	814,454	1,107,339
Share based compensation	31,571	41,824
Deferred income taxes	(514,079)	(1,024,482)
Impairment and other charges related to JDL (Notes 4 and 11)	0	2,999,441
(Gain) loss on sale of assets	(32,672)	(86,204)
Excess tax benefit from stock based payments	(650)	(34,216)
Changes in assets and liabilities:
Trade receivables	416,903	(4,346,423)
Inventories	1,736,690	933,428
Prepaid income taxes	0	689,624
Other current assets	355,195	(946,866)
Accounts payable	1,865,747	546,307
Accrued compensation and benefits	495,280	(1,105,164)
Other accrued expenses	(5,919)	794,308
Income taxes payable	633,348	395,836
Net cash provided by operating activities	8,767,181	2,411,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,318,124)	(2,408,985)
Purchases of investments	(21,758,065)
Proceeds from sale of fixed assets	41,536	127,906
Proceeds from the sale of investments	7,229,000
Net cash used in investing activities	(16,805,653)	(2,281,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,995,656)	(2,062,999)
Mortgage principal payments	(171,221)	(156,820)
Proceeds from issuance of common stock	66,821	306,559
Excess tax benefit from stock based payments	650	34,216
Purchase of common stock	(26,125)	(103,932)
Net cash used in financing activities	(2,125,531)	(1,982,976)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(217,414)	(11,623)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,946,589)	(1,863,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,951,561	29,427,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,004,972	$27,564,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,860,422	$449,260
Interest paid	115,889	89,079
Dividends declared not paid	1,168,154	1,034,632

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

Financial statement presentation
The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2009 and 2008 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2009 and 2008 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended June 30 are not necessarily indicative of operating results for the entire year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying condensed consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the condensed consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Cash equivalents and investments

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2009, the Company had $20.0 million in cash and cash equivalents. Of this amount, $6.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

The Company had $14.6 million in investments which consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at June 30, 2009. Of the $14.6 million in investments, $9.6 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

Revenue Recognition

The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

JDL Technologies generally records revenue on hardware, software and related equipment sales and installation contracts when the revenue recognition criteria are met and products are installed and accepted by customer.

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts in effect through June 30, 2008 with the United States Virgin Islands Department of Education (VIDE) required funding under the federal government’s E-RATE program and approval by the Schools and Libraries Division (SLD) of the Universal Service Administration Company (USAC) before payment was made. Our policy is not to recognize E-RATE revenue on our VIDE contracts until approval is received from the SLD.

Comprehensive income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30 2009	December 31 2008
Foreign currency translation	$(368,294)	$(852,374)
Unrealized gain on available-for-sale investments	66,775
Minimum pension liability	415,558	643,836
	$114,039	$(208,538)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At June 30, 2009, 1,074,239 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At June 30, 2009, 31,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 500,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current semi-annual plan term, which is June 30, 2009. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost under SFAS No. 123(R).

Stock compensation expense recognized for the six month period ended June 30, 2009 was $32,000 before income taxes and $20,000 after income taxes. Stock compensation expense recognized for the six month period ended June 30, 2008 was $42,000 before income taxes and $27,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the six month periods ended June 30, 2009 and 2008, were $1,000 and $34,000, respectively.

The following table summarizes the stock option transactions for the three months ended June 30, 2009. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2008	351,350	$9.99	2.78 years
Issued	18,000	$9.73
Exercised	(2,000)	$8.65
Canceled	(124,450)	$9.51
Outstanding – June 30, 2009	242,900	$10.23	4.19 years

18,000 director stock options were granted during the six month period ended June 30, 2009. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2009 was $155,000. The intrinsic value of all options exercised during the six months ended June 30, 2009 was $2,000. Net cash proceeds from the exercise of all stock options were $0 and $239,000 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2009	December 31 2008
Finished goods	$17,365,433	$17,924,907
Raw and processed materials	10,471,841	11,473,536
Total	$27,837,274	$29,398,443

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

On January 17, 2008, VIDE, at that time a major customer of the JDL Technologies segment under successive one year contracts since 1998, notified the company that JDL was not selected as a vendor to provide services to VIDE for the 2008-2009 school year. The loss of the VIDE contract for 2008 - 2009 represented an event that required goodwill to be tested for impairment in accordance with SFAS 142. The Company completed the SFAS No. 142 evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

No events or circumstances occurred during the quarter ended June 30, 2009 that required an impairment test or adjustment to the financial statements.

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

The following table presents the changes in the Company’s warranty liability for the six months ended June 30, 2009 and 2008, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2009	2008
Beginning Balance	$593,000	$518,000
Actual warranty costs paid	(184,000)	(159,000)
Amounts charged to expense	336,000	260,000
Ending balance	$745,000	$619,000

NOTE 6 – CONTINGENCIES

In the ordinary course of business, the Company is subject to legal actions and claims and incurs costs to defend against such actions and claims. At June 30, 2009, no legal actions or claims were outstanding or pending that would materially affect the Company’s financial position or results of operations.

NOTE 7 – INCOME TAXES

In the preparation of the Company’s condensed consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

At June 30, 2009 there was $522,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2005-2007 remain open to examination by the Internal Revenue Service and the years 2004-2007 remain open to examination by various state tax departments. The tax years from 2006-2008 remain open in Costa Rica.

The Company’s effective income tax rate was 40% for the first six months of 2009. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not currently deductible for U.S. income tax purposes, and provisions for interest charges on uncertain tax positions. The foreign operating losses may ultimately be deductible in the countries which they occurred, however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 4.4% for the six months ended June 30, 2009.There were no additional uncertain tax positions identified in the second quarter of 2009. The Company’s effective income tax rate was approximately 29% for the six months ended June 30, 2008, and differed from the federal tax rate due to provisions for interest charges, state income taxes and settlement of uncertain tax positions.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications and structured cabling products; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies, (JDL), which provides IT services; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Information concerning the Company’s continuing operations in the various segments for the six-month and three-month periods ended June 30, 2009 and 2008 is as follows:

SEGMENT INFORMATION - SIX MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2009:
Sales	$22,610,556	$25,807,976	$5,383,301	$1,547,524	$—	$55,349,357
Cost of sales	17,568,938	12,389,167	3,503,354	1,458,357	—	$34,919,816
Gross profit	5,041,618	13,418,809	1,879,947	89,167	—	20,429,541
Selling, general and administrative expenses	3,137,280	9,794,984	660,565	589,474	1,702,894	$15,885,197
Operating income (loss)	$1,904,338	$3,623,825	$1,219,382	$(500,307)	$(1,702,894)	$4,544,344

Depreciation and amortization	$312,877	$294,861	$81,777	$31,406	$93,533	$814,454

Capital expenditures	$2,007,992	$160,058	$8,542	$83,351	$58,181	$2,318,124

Assets	$23,913,846	$26,390,154	$5,218,364	$4,987,839	$42,503,622	$103,013,825

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2008:
Sales	$22,601,241	$30,324,633	$5,574,530	$3,111,873	$—	$61,612,277
Cost of sales	17,018,734	15,921,759	3,392,070	2,567,460	—	$38,900,023
Gross profit	5,582,507	14,402,874	2,182,460	544,413	—	22,712,254
Selling, general and administrative expenses	3,491,766	10,100,759	484,686	549,218	1,958,009	$16,584,438
Impairment and other charges related to JDL			2,999,441			$2,999,441
Operating income (loss)	$2,090,741	$4,302,115	$(1,301,667)	$(4,805)	$(1,958,009)	$3,128,375

Depreciation and amortization	$366,149	$285,073	$286,200	$44,477	$125,440	$1,107,339

Capital expenditures	$438,574	$339,968	$—	$11,156	$1,619,287	$2,408,985

Assets	$24,345,248	$25,930,045	$6,385,685	$5,468,501	$39,514,303	$101,643,782

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2009:
Sales	$10,760,552	$13,671,193	$3,302,233	$850,421	$—	$28,584,399
Cost of sales	8,499,083	6,564,334	2,065,941	804,945	—	$17,934,303
Gross profit	2,261,469	7,106,859	1,236,292	45,476	—	10,650,096
Selling, general and administrative expenses	1,571,038	4,871,653	340,013	308,538	791,146	$7,882,388
Operating income (loss)	$690,431	$2,235,206	$896,279	$(263,062)	$(791,146)	$2,767,708

Depreciation and amortization	$162,713	$147,436	$40,293	$16,433	$2,129	$369,004

Capital expenditures	$1,768,895	$84,756	$8,542	$43,052	$41,936	$1,947,181

Assets	$23,913,846	$26,390,154	$5,218,364	$4,987,839	$42,503,622	$103,013,825

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2008:
Sales	$10,153,658	$17,276,055	$2,414,995	$1,446,334	$—	$31,291,042
Cost of sales	8,058,266	9,077,894	1,667,929	1,225,253	—	$20,029,342
Gross profit	2,095,392	8,198,161	747,066	221,081	—	11,261,700
Selling, general and administrative expenses	1,818,586	5,316,733	255,982	266,596	895,384	$8,553,281
Impairment and other charges related to JDL	—	—	(221,313)	—	—	$(221,313)
Operating income (loss)	$276,806	$2,881,428	$712,397	$(45,515)	$(895,384)	$2,929,732

Depreciation and amortization	$186,069	$166,683	$49,800	$23,101	$66,462	$492,115

Capital expenditures	$104,445	$237,468	$—	$5,855	$823,871	$1,171,639

Assets	$24,345,248	$25,930,045	$6,385,685	$5,468,501	$39,514,303	$101,643,782

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six months Ended June 30
	2009	2008
Service cost	$19,000	26,000
Interest cost	139,000	157,000
Expected return on plan assets	(135,000)	(156,000)
Amortization of unrecognized (gain)/loss	—	—
	$23,000	$27,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 7,366 shares and 5,069 shares for the respective three and six month periods ended June 30, 2009. The dilutive effect of stock options for the three and six month periods ended June 30, 2008 was 42,426 shares and 41,983 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 170,900 and 116,900 at June 30, 2009 and 2008, respectively.

NOTE 11 – ASSET IMPAIRMENT

We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard requires that if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset. On January 17, 2008 the Company was notified by VIDE, a customer of JDL Technologies under successive one year contracts since 1998, that the Company was not selected as VIDE’s vendor for the next contract year, July 1, 2008 to June 30, 2009. The decision of VIDE to select another vendor for the next contract year represented an event that required the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,295,000.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 include cash equivalents and investments of $24,978,000 classified as level one within the SFAS No. 157 hierarchy. The Company does not have any assets or liabilities classified as level two or three within the SFAS No. 157 hierarchy.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

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

Six Months Ended June 30, 2009 Compared to
Six Months Ended June 30, 2008

Consolidated sales decreased in 2009 to $55,349,000 compared to $61,612,000 in 2008. Consolidated operating income in 2009 increased to $4,544,000 compared to $3,128,000 in the first six months of 2008. 2008 first half operating income was impaired by charges totaling $2,999,000 related to JDL Technologies not being selected as a vendor to provide services to VIDE for the period from July 1, 2008 to June 30, 2009.

Net income in 2009 increased to $2,971,000 compared to $2,447,000 in the first six months of 2008.

Suttle

Suttle sales remained stable in the first six months of 2009 at $22,611,000 compared to $22,601,000 in the same period of 2008. Sales by customer groups in the first six months of 2009 and 2008 were:

	Suttle Sales by Customer Group
	2009	2008
Major telephone companies	$12,997,000	$10,318,000
Distributors/OEMs	6,531,000	8,319,000
International	1,009,000	1,258,000
Other	2,074,000	2,706,000
	$22,611,000	$22,601,000

Suttle’s sales by product groups in first six months of 2009 and 2008 were:

	Suttle Sales by Product Group
	2009	2008
Modular connecting products	$8,503,000	$10,130,000
DSL products	6,716,000	4,523,000
Structured cabling products	7,079,000	7,497,000
Other products	313,000	451,000
	$22,611,000	$22,601,000

Sales to the major telephone companies increased 26% in 2009 due to increased sales of DSL products. Sales to these customers accounted for 57% of Suttle’s sales in the first six months of 2009 compared to 46% of sales in the same period in 2008. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 21% in 2009 primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 29% and 37% of sales in the first six months of 2009 and 2008, respectively. International sales decreased 20% and accounted for 4% of Suttle’s first six months 2009 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 23% to $2,074,000.

Modular connecting product sales have decreased 16% while structured cabling products have declined by 6%, due to a slowing of the home building business and accelerated decline in the voice market, whereas DSL products have increased 48% as a result of a new contract with a major telephone company.

Suttle’s gross margin decreased 10% in the first six months of 2009 to $5,042,000 compared to $5,582,000 in the same period of 2008. Gross margin percentage decreased to 22% in 2009 from 25% in 2008 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses decreased $355,000 or 10% in the first six months of 2009 compared to the same period in 2008, but remained consistent as a percentage of sales. Suttle’s operating income was $1,904,000 in the first six months of 2009 compared to operating income of $2,091,000 in 2008.

Transition Networks

Transition Networks sales decreased 15% to $25,808,000 in the first six months of 2009 compared to $30,325,000 in 2008.

First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2009	2008
North America	$21,194,000	$20,548,000
Europe, Middle East, Africa	2,069,000	4,753,000
Rest of world	2,545,000	5,024,000
	$25,808,000	$30,325,000

Sales in North America increased $646,000 or 3% due to projects with the US Federal Government. Overall sales have either remained flat or declined in most markets in the US, but declines have not been as significant as in international markets. International sales decreased $5,163,000, or 53% primarily due to the impact of the global economic crisis and currency fluctuations. Customers have either delayed or canceled projects, but the Company is continuing to invest in the region because long term projects are promising.

The following table summarizes Transition Networks’ 2009 and 2008 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2009	2008
Media converters	$19,422,000	$23,186,000
Ethernet switches	1,460,000	2,928,000
Ethernet adapters	3,548,000	2,572,000
Other products	1,378,000	1,639,000
	$25,808,000	$30,325,000

Gross margin on the first six months of Transition Networks’ sales decreased to $13,419,000 in 2009 from $14,403,000 in 2008. Gross margin as a percentage of sales was 52% in 2009, compared to 47% in the 2008 period, due to decreased manufacturing costs related to an inventory cost reduction plan started in 2008 and change in product mix. The increase in sales of Ethernet adapters and decrease in media converters is one of the contributors to the increased margins. Furthermore, the decline in sales of media converters is attributed to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America. Selling, general and administrative expenses decreased 3% to $9,795,000 in 2009 compared to $10,101,000 in 2008 due to open positions that have not been filled due to the uncertainty of the economy and lower revenues offset by increases in research and development costs related to the creation of new prototypes. Operating income decreased to $3,624,000 in 2009 compared to $4,302,000 in 2008.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2009 first six months sales of $5,383,000 compared to $5,575,000 in 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2009	2008
Broward County FL schools	$5,301,000	$2,573,000
VIDE	—	2,921,000
All other	82,000	81,000
	$5,383,000	$5,575,000

Revenues earned in Broward County FL increased $2,728,000 or 106% in 2009. The increase was the result of network refresh work originally scheduled for 2008 that was performed in the first quarter of 2009 due to customer budget limitations in the fourth quarter of 2008. In addition, projects scheduled to run through September of 2009 were accelerated into the first half by customer request. Overall, in 2009 the Company booked installation business above 2008 levels. The decrease in VIDE revenue in 2009 was due to losing VIDE as a customer for the 2008-2009 school year.

JDL gross margin was $1,880,000 in the first six months of 2009 compared to $2,182,000 in the same period in 2008. Gross margin in 2008 was significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts as expenses related to the revenue recognized in the first quarter of 2008 were booked in 2007. More specifically, costs of $1.4 million were recorded in 2007, when the services were provided, while the $1.3 million revenue received for such services was recognized in the first six months of 2008 when the E-Rate funding was approved. Selling, general and administrative expenses increased in 2009 to $661,000 compared to $485,000 in 2008 due to an increase in compensation expenses. JDL reported operating income of $1,219,000 in the first six months of 2009 compared to an operating loss of $1,302,000 in the same period of 2008.

Austin Taylor

Austin Taylor’s revenues decreased to $1,548,000 for the first six months of 2009, compared to $3,112,000 in 2008. This decrease is primarily due to the general market and economy slowdown, specifically with overseas customers. Gross margin decreased 84% to $89,000 in 2009 from $544,000 in 2008. Gross margin as a percentage of sales was 6% in 2009 compared to 17% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during the first six months of 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $500,000 compared to $5,000 in 2008.

Other

Net investment income increased 28% to $407,000 in 2009 as compared to $318,000 in 2008. Income before income taxes increased to $4,951,000 in 2009 compared to $3,446,000 in 2008. The Company’s effective income tax rate was 40% in 2009 compared to 29% in 2008. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges as explained in Note 7 above.

Three Months Ended June 30, 2009 Compared to
Three Months Ended June 30, 2008

Consolidated sales decreased 9% in 2009 to $28,584,000 compared to $31,291,000 in 2008. Consolidated operating income in 2009 decreased to $2,768,000 compared to $2,930,000 in the second quarter of 2008.

Net income in 2009 decreased to $1,748,000 compared to $2,261,000 in the second quarter of 2008.

Suttle

Suttle sales increased 6% in the second quarter of 2009 to $10,761,000 compared to $10,154,000 in the same period of 2008 due to stronger DSL product sales. Sales by customer groups in the second quarter of 2009 and 2008 were:

	Suttle Sales by Customer Group
	2009	2008
Major telephone companies	$6,041,000	$4,301,000
Distributors/OEM	3,314,000	4,238,000
International	380,000	552,000
Other	1,026,000	1,063,000
	$10,761,000	$10,154,000

Suttle’s sales by product groups in second quarter of 2009 and 2008 were:

	Suttle Sales by Product Group
	2009	2008
Modular connecting products	$3,946,000	$4,153,000
DSL products	3,083,000	2,185,000
Structured cabling products	3,588,000	3,727,000
Other products	144,000	89,000
	$10,761,000	$10,154,000

Sales to the major telephone companies increased 40% in 2009 due to increased sales of DSL products. Sales to these customers accounted for 56% of Suttle’s sales in the 2009 second quarter compared to 42% of sales in the same period of 2008. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 22% in 2009 primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 31% and 42% of sales in the second quarters of 2009 and 2008, respectively. International sales decreased 31% and accounted for 4% of Suttle’s second quarter 2009 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 3% to $1,026,000.

Modular connecting products sales have decreased 5% due to a slowing of the home building business and accelerated decline in the voice market, whereas DSL products have increased 41% as a result of a new contract with a major telephone company.

Suttle’s gross margin increased 8% in the second quarter of 2009 to $2,261,000 compared to $2,095,000 in the same period of 2008. Gross margin percentage remained stable at 21% in both 2009 and 2008. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses decreased $248,000 or 14% in the second quarter of 2009 compared to the same period in 2008. Suttle’s operating income was $690,000 in the second quarter of 2009 compared to operating income of $277,000 in 2008.

Transition Networks

Transition Networks sales decreased 21% to $13,671,000 in the second quarter of 2009 compared to $17,276,000 in 2008.

Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2009	2008
North America	$11,407,000	$10,914,000
Europe, Middle East, Africa	879,000	3,476,000
Rest of world	1,385,000	2,886,000
	$13,671,000	$17,276,000

Sales in North America increased $493,000 or 5% due to projects with the US Federal Government. International sales decreased $4,098,000, or 64% due to decreased sales from one large customer because the customer elected to delay sales to subsequent quarters. Additionally, business is lower in Japan, greater Asia and South America due to downturns in these economies.

The following table summarizes Transition Networks’ 2009 and 2008 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2009	2008
Media converters	$9,806,000	$11,899,000
Ethernet switches	913,000	2,326,000
Ethernet adapters	2,231,000	2,019,000
Other products	721,000	1,032,000
	$13,671,000	$17,276,000

Gross margin on second quarter Transition Networks’ sales decreased to $7,107,000 in 2009 from $8,198,000 in 2008. Gross margin as a percentage of sales was 52% in 2009, compared to 47% in the 2008 period, due to decreased manufacturing costs related to the inventory cost reduction plan started in 2008 and change in product mix. Furthermore, the decline in sales of media converters and Ethernet switches is attributed to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America. Selling, general and administrative expenses decreased 8% to $4,872,000 in 2009 compared to $5,317,000 in 2008 due to open positions that have not been filled due to the uncertainty of the economy and lower revenues. Operating income decreased to $2,235,000 in 2009 compared to $2,881,000 in 2008.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2009 second quarter sales of $3,302,000 compared to $2,415,000 in 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2009	2008
Broward County FL schools	$3,289,000	$1,581,000
VIDE	—	834,000
All other	13,000	—
	$3,302,000	$2,415,000

Revenues earned in Broward County FL increased $1,708,000 or 108% in 2009. The increase was the result of projects scheduled to run through September of 2009 that were accelerated into the first half by customer request. The decrease in VIDE revenue in 2009 was due to losing VIDE as a customer for the 2008-2009 school year.

JDL gross margin was $1,236,000 in the second quarter of 2009 compared to $747,000 in the same period in 2008. Gross margin as a percentage of sales was 37% in 2009, compared to 31% in the 2008 period due to purchasing discounts the Company was able to take advantage of during the quarter. Selling, general and administrative expenses increased in 2009 to $340,000 compared to $256,000 in 2008 which has remained consistent as a percentage of sales at 10%. JDL reported operating income of $896,000 in the second quarter of 2009 compared to $712,000 in the same period of 2008.

Austin Taylor

Austin Taylor’s revenues decreased to $850,000 for the second quarter of 2009, compared to $1,446,000 in 2008. This decrease is primarily due to the general market and economy slowdown. Gross margin decreased 80% to $45,000 in 2009 from $221,000 in 2008. Gross margin as a percentage of sales was 5% in 2009 compared to 15% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during the second quarter of 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $263,000 compared to $46,000 in 2008.

Other

Net investment income increased 54% to $247.000 in 2009 as compared to $160,000 in 2008. Income before income taxes decreased 2% to $3,014,000 in 2009 compared to $3,090,000 in 2008. The Company's effective income tax rate was 42% in 2009 compared to 27% in 2008. This effective rate was higher than our expected tax rate of 36.5% in 2009 due primarily to uncertainties regarding our ability to realize the benefits of foreign losses not deductible for U.S. income tax purposes. The 2008 rate reflects settlement of a Puerto Rico tollgate tax dispute in May 2008, which resulted in an income tax benefit that decreased the effective tax rate to 27%.

Liquidity and Capital Resources

At June 30, 2009, the Company had approximately $34,601,000 of cash, cash equivalents and investments compared to $29,952,000 of cash, cash equivalents and investments at December 31, 2008. The Company had current assets of approximately $78,749,000 and current liabilities of $13,715,000 at June 30, 2009 compared to current assets of $80,819,000 and current liabilities of $10,091,000 at December 31, 2008.

Net cash provided by operating activities was $8,767,000 in the first six months of 2009 compared to $2,412,000 provided in the same period in 2008. Significant working capital changes from December 31, 2008 to June 30, 2009 included decreased inventory of $1,737,000 due to sale of increased inventory purchases at the end of 2008 and an increase in accounts payable of $1,866,000 related to the increased inventory purchases at JDL.

Net cash used in investing activities was $16,806,000 in the first six months in 2009 compared to cash used of $2,281,000 in the same period in 2008, due to the purchase of certificates of deposit with maturities of greater than 90 days, offset by the sale of such investments. Additionally, capital expenditures during the first half of 2009 were comparable to the prior 2008 period. In 2008, there were additional purchases equipping the Company’s new building in Minnetonka, Minnesota. In 2009, the Company spent approximately $1,644,000 on new machinery at the Suttle facility.

Net cash used in financing activities was $2,126,000 and $1,983,000 in the first six months of 2009 and 2008, respectively. Cash dividends paid in the first six months of 2009 were $1,996,000 ($.24 per common share) compared to $2,063,000 ($.24 per common share) in the same period in 2008. Proceeds from common stock issuances, principally exercises of employee stock options, totaled approximately $67,000 in the first six months of 2009 and $307,000 in the same period in 2008. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first six months of 2009, the Company purchased and retired 2,869 of its common shares at a cost of $26,000. At June 30, 2009, 484,194 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (2.1% at June 30, 2009). There were no borrowings on the line of credit during the first three months of 2009 or 2008. The credit agreement expires September 30, 2009 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $86,000 during the second quarter of 2009. The outstanding balance on the mortgage was $2,952,000 at June 30, 2009.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2008 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Condensed Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2009.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2009 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the federal deposit insurance company and as such do not have material risk exposure.

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

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of June 30, 2009 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

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

Items 2 – 3. Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

The Annual Meeting of the Shareholders of the Registrant was held on May 21, 2009 at the Company’s offices in Minnetonka, Minnesota. The total number of shares outstanding and entitled to vote at the meeting was 8,345,481 of which 7,682,216 were present either in person or by proxy. Shareholders reelected board members Jeffrey K. Berg and Roger H.D. Lacey to three-year terms expiring at the 2012 Annual Meeting of Shareholders. The vote for these board members was as follows:

	In Favor	Abstaining
Jeffrey K. Berg	7,432,958	209,177
Roger H.D. Lacey	7,402,171	240,287

Board members continuing in office are Edwin C. Freeman, Luella Gross Goldberg, Gerald D. Pint, Curtis A. Sampson and Randall D. Sampson (whose terms expire at Annual Shareholder Meetings in 2010 and 2011.

In addition, at the 2009 Annual Meeting of Shareholders, shareholders approved an amendment of the Company’s 1990 Employee Stock Purchase Plan to increase by 100,000 shares the number of shares authorized for issuance under such plan to a total of 500,000 shares.

Item 5. Not Applicable

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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: August 12, 2009		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: August 12, 2009		Chief Financial Officer