Form 10-Q
period 2009-09-30
COMMUNICATIONS SYSTEMS INC
filed 2009-11-12
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________________

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2009
Common Stock, par value $.05 per share	NASDAQ	8,350,371

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2009	December 31 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,862,138	$29,951,561
Investments	8,977,650
Trade accounts receivable, less allowance for doubtful accounts of $466,000 and $219,000, respectively	14,769,941	17,243,788
Inventories	24,801,537	29,398,443
Other current assets	775,218	861,039
Deferred income taxes	3,824,664	3,364,297
TOTAL CURRENT ASSETS	77,011,148	80,819,128
PROPERTY, PLANT AND EQUIPMENT, net	13,959,122	12,014,541
OTHER ASSETS:
Investments	6,113,776
Goodwill	4,560,217	4,560,217
Deferred income taxes	436,721	643,667
Prepaid pensions		566,137
Other assets	125,785	134,101
TOTAL OTHER ASSETS	11,236,499	5,904,122

TOTAL ASSETS	$102,206,769	$98,737,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$366,630	$348,373
Accounts payable	3,961,128	4,126,756
Accrued compensation and benefits	4,511,003	2,985,233
Other accrued liabilities	1,811,806	1,624,971
Income taxes payable	906,897	11,430
Dividends payable	1,168,856	994,169
TOTAL CURRENT LIABILITIES	12,726,320	10,090,932

LONG TERM LIABILITIES:
Long-term compensation plans	753,920	1,410,559
Income taxes payable	627,140	733,683
Pension Liabilities	47,766
Long term debt - mortgage payable	2,497,174	2,774,474
TOTAL LONG-TERM LIABILITIES	3,926,000	4,918,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,348,538 and 8,282,348 shares issued and outstanding, respectively	417,427	414,117
Additional paid-in capital	33,597,984	33,019,154
Retained earnings	51,965,943	50,503,410
Accumulated other comprehensive income, net of tax	(426,905)	(208,538)
TOTAL STOCKHOLDERS’ EQUITY	85,554,449	83,728,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,206,769	$98,737,791

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2009	2008	2009	2008

Sales from operations	$28,107,200	$32,682,521	$83,456,557	$94,294,798

Costs and expenses:
Cost of sales	17,239,281	19,155,707	52,159,098	58,055,730
Selling, general and administrative expenses	7,518,709	8,291,013	23,403,906	24,875,451
Impairment and other charges related to JDL (Notes 4 and 11)				2,999,441
Total costs and expenses	24,757,990	27,446,720	75,563,004	85,930,622
Operating income	3,349,210	5,235,801	7,893,553	8,364,176

Other income and (expenses):
Investment and other income	201,841	121,847	692,624	441,106
Gain on sale of assets	32,594	194,755	65,266	280,959
Interest and other expense	(61,826)	(57,276)	(178,621)	(145,037)
Other income, net	172,609	259,326	579,269	577,028

Income before income taxes	3,521,819	5,495,127	8,472,822	8,941,204

Income tax expense	1,660,485	2,701,000	3,640,175	3,700,000

Net income	1,861,334	2,794,127	4,832,647	5,241,204

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(387,357)	(55,825)	(615,635)	(127,915)
Unrealized gains on available-for-sale securities	(3,594)		63,181
Foreign currency translation adjustment	(149,993)	(365,484)	334,087	(502,504)
Total other comprehensive income (loss), net of tax	(540,944)	(421,309)	(218,367)	(630,419)
Comprehensive net income (loss)	$1,320,390	$2,372,818	$4,614,280	$4,610,785

Basic net income per share:	$.22	$.33	$.58	$.61

Diluted net income per share:	$.22	$.32	$.58	$.61

Average Basic Shares Outstanding	8,347,701	8,579,530	8,336,027	8,599,558
Average Dilutive Shares Outstanding	8,371,155	8,612,194	8,345,290	8,638,465
Dividends per share	$.14	$.12	$.38	$.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital		Cumulative Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				4,832,647		$4,832,647
Issuance of common stock under Employee Stock Purchase Plan	12,327	616	101,450			$102,066
Issuance of common stock to Employee Stock Ownership Plan	55,100	2,755	427,025			$429,780
Issuance of common stock under Employee Stock Option Plan	3,800	190	38,080			$38,270
Tax benefit from non-qualified employee stock options			952			$952
Share based compensation			31,571			$31,571
Purchase of common stock	(5,038)	(251)	(20,248)	(31,618)		$(52,117)
Shareholder dividends				(3,338,496)		$(3,338,496)
Other comprehensive income					(218,367)	$(218,367)
BALANCE AT SEPTEMBER 30, 2009	8,348,538	$417,427	$33,597,984	$51,965,943	$(426,905)	$85,554,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,832,647	$5,241,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,238,362	1,450,817
Share based compensation	31,571	41,824
Deferred income taxes	(253,421)	(857,088)
Impairment and other charges related to JDL (Notes 4 and 11)	0	2,999,441
Gain on sale of assets	(65,266)	(280,959)
Excess tax benefit from stock based payments	(952)	(34,216)
Changes in assets and liabilities:
Trade receivables	2,561,915	(7,134,383)
Inventories	4,708,781	1,650,990
Prepaid income taxes	0	145,736
Other current assets	100,652	2,444
Accounts payable	(193,643)	815,742
Accrued compensation and benefits	1,298,911	(645,806)
Other accrued expenses	173,271	726,653
Income taxes payable	789,876	2,572,207
Net cash provided by operating activities	15,222,704	6,694,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,159,536)	(2,455,660)
Purchases of investments	(26,819,245)
Proceeds from sale of fixed assets	77,726	395,116
Proceeds from the sale of investments	11,791,000
Net cash used in investing activities	(18,110,055)	(2,060,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,163,810)	(3,098,385)
Mortgage principal payments	(259,043)	(238,860)
Proceeds from issuance of common stock	140,336	350,267
Excess tax benefit from stock based payments	952	34,216
Purchase of common stock	(52,117)	(466,763)
Net cash used in financing activities	(3,333,682)	(3,419,525)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	131,610	(212,635)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,089,423)	1,001,902

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,951,561	29,427,879
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,862,138	$30,429,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,103,719	$1,350,443
Interest paid	171,610	151,070
Dividends declared not paid	1,168,856	1,034,428

The accompanying notes are an integral part of the condensed consolidated financial statements.

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

Financial statement presentation
The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2009 and 2008 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended September 30, 2009 and 2008 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

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

Cash equivalents and investments

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2009, the Company had $23.9 million in cash and cash equivalents. Of this amount, $9.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

The Company had $15.1 million in investments which consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at September 30, 2009. Of the $15.1 million in investments, $9.0 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

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

JDL Technologies generally records revenue on hardware, software and related equipment sales and installation contracts when the revenue recognition criteria are met and products are installed and accepted by the customer.

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts in effect through June 30, 2008 with the United States Virgin Islands Department of Education (VIDE) required funding under the federal government’s E-RATE program and approval by the Schools and Libraries Division (SLD) of the Universal Service Administration Company before payment was made. For the periods covered by this report, we did not recognize E-RATE revenue on our VIDE contracts until approval is received from the SLD.

Comprehensive income

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30 2009	December 31 2008
Foreign currency translation	$(518,287)	$(852,374)
Unrealized gain on available-for-sale investments	63,181
Minimum pension liability	28,201	643,836
	$(426,905)	$(208,538)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At September 30, 2009, 1,074,239 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest six months after grant and expire 10 years from date of grant. At September 30, 2009, 31,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (ESPP) for which 500,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the two semi-annual plan terms, which are June 30 and December 31. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost.

Stock compensation expense recognized for the nine month period ended September 30, 2009 was $32,000 before income taxes and $20,000 after income taxes. Stock compensation expense recognized for the nine month period ended September 30, 2008 was $42,000 before income taxes and $27,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the nine month periods ended September 30, 2009 and 2008, were $1,000 and $34,000, respectively.

The following table summarizes the stock option transactions for the nine months ended September 30, 2009. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2008	351,350	$9.99	2.78 years
Issued	18,000	9.73
Exercised	(3,800)	10.07
Canceled	(124,450)	9.51
Outstanding – September 30, 2009	241,900	10.22	4.22 years

18,000 director stock options were granted during the nine month period ended September 30, 2009. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2009 was $421,000. The intrinsic value of all options exercised during the nine months ended September 30, 2009 was $3,000. Net cash proceeds from the exercise of all stock options were $0 and $239,000 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2009	December 31 2008
Finished goods	$15,859,725	$17,924,907
Raw and processed materials	8,941,812	11,473,536
Total	$24,801,537	$29,398,443

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. A two-step process is performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded.

On January 17, 2008, VIDE, at that time a major customer of the JDL Technologies segment under successive one year contracts since 1998, notified the company that JDL was not selected as a vendor to provide services to VIDE effective June 1, 2008. The loss of the VIDE contract represented an event that required goodwill to be tested for impairment. The Company completed the evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000.

No events or circumstances occurred during the quarter ended September 30, 2009 that required an impairment test or adjustment to the financial statements.

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

The following table presents the changes in the Company’s warranty liability for the nine months ended September 30, 2009 and 2008, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2009	2008
Beginning Balance	$593,000	$518,000
Actual warranty costs paid	(277,000)	(350,000)
Amounts charged to expense	540,000	537,000
Ending balance	$856,000	$705,000

NOTE 6 – CONTINGENCIES

In the ordinary course of business, the Company is subject to legal actions and claims and incurs costs to defend against such actions and claims. At September 30, 2009, no legal actions or claims were outstanding or pending that would materially affect the Company’s financial position or results of operations.

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

At September 30, 2009 there was $510,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and the years 2005-2008 remain open to examination by various state tax departments. The tax years from 2006-2008 remain open in Costa Rica.

The Company’s effective income tax rate was 43% for the first nine months of 2009. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not currently deductible for U.S. income tax purposes, return to provision adjustment, and provisions for interest charges on uncertain tax positions. The foreign operating losses may ultimately be deductible in the countries which they occurred, however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 4.6% for the nine months ended September 30, 2009. The Company filed its 2008 federal and state income tax returns during the third quarter of 2009. The effect of the 2008 return to provision adjustment is a rate increase of 2.4%. There were no additional uncertain tax positions identified in the third quarter of 2009. The Company’s effective income tax rate was approximately 41% for the nine months ended September 30, 2008, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

NOTE 8 – SEGMENT INFORMATION

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications and structured cabling products; Transition Networks, which designs and markets data transmission, computer network and media conversion products and print servers; JDL Technologies (JDL), which provides IT services; and Austin Taylor which manufactures British standard telephone equipment and equipment enclosures for the U.K and international markets. Non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues.

Information concerning the Company’s continuing operations in the various segments for the nine-month and three-month periods ended September 30, 2009 and 2008 is as follows:

SEGMENT INFORMATION - NINE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2009:
Sales	$33,159,219	$39,809,867	$8,106,662	$2,380,809	$—	$83,456,557
Cost of sales	25,613,432	18,873,905	5,391,549	2,280,212	—	$52,159,098
Gross profit	7,545,787	20,935,962	2,715,113	100,597	—	31,297,459
Selling, general and administrative expenses	4,639,869	14,462,999	948,362	838,149	2,514,527	$23,403,906
Operating income (loss)	$2,905,918	$6,472,963	$1,766,751	$(737,552)	$(2,514,527)	$7,893,553

Depreciation and amortization	$473,404	$434,714	$118,140	$48,300	$163,804	$1,238,362

Capital expenditures	$2,735,553	$261,141	$14,051	$85,457	$63,334	$3,159,536

Assets	$22,433,288	$26,652,702	$3,209,269	$4,390,817	$45,520,693	$102,206,769

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2008:
Sales	$34,020,297	$46,899,360	$8,848,574	$4,526,567	$—	$94,294,798
Cost of sales	25,334,699	24,261,867	4,748,568	3,710,596	—	$58,055,730
Gross profit	8,685,598	22,637,493	4,100,006	815,971	—	36,239,068
Selling, general and administrative expenses	5,172,635	15,292,429	729,054	849,208	2,832,125	$24,875,451
Impairment and other charges related to JDL			2,999,441			$2,999,441
Operating income (loss)	$3,512,963	$7,345,064	$371,511	$(33,237)	$(2,832,125)	$8,364,176

Depreciation and amortization	$503,189	$437,172	$268,763	$79,170	$162,523	$1,450,817

Capital expenditures	$443,990	$348,491	$12,262	$22,561	$1,628,356	$2,455,660

Assets	$23,429,661	$27,192,230	$7,857,624	$5,097,267	$41,809,369	$105,386,151

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2009:
Sales	$10,548,663	$14,001,891	$2,723,361	$833,285	$—	$28,107,200
Cost of sales	8,044,494	6,484,737	1,888,195	821,855	—	$17,239,281
Gross profit	2,504,169	7,517,154	835,166	11,430	—	10,867,919
Selling, general and administrative expenses	1,502,589	4,668,015	287,797	248,675	811,633	$7,518,709
Operating income (loss)	$1,001,580	$2,849,139	$547,369	$(237,245)	$(811,633)	$3,349,210

Depreciation and amortization	$160,527	$139,852	$36,363	$16,893	$70,271	$423,906

Capital expenditures	$727,561	$101,082	$5,509	$2,106	$5,153	$841,411

Assets	$22,433,288	$26,652,702	$3,209,269	$4,390,817	$45,520,693	$102,206,769

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2008:
Sales	$11,419,056	$16,574,727	$3,274,044	$1,414,694	$—	$32,682,521
Cost of sales	8,315,965	8,340,108	1,356,498	1,143,136	—	$19,155,707
Gross profit	3,103,091	8,234,619	1,917,546	271,558	—	13,526,814
Selling, general and administrative expenses	1,680,869	5,191,670	244,368	299,990	874,116	$8,291,013
Impairment and other charges related to JDL	—	—	—	—	—	$—
Operating income (loss)	$1,422,222	$3,042,949	$1,673,178	$(28,432)	$(874,116)	$5,235,801

Depreciation and amortization	$137,040	$152,099	$(17,437)	$34,693	$37,083	$343,478

Capital expenditures	$5,416	$8,523	$38,262	$11,405	$(16,931)	$46,675

Assets	$23,429,661	$27,192,230	$7,857,624	$5,097,267	$41,809,369	$105,386,151

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Nine months Ended September 30
	2009	2008
Service cost	$29,000	39,000
Interest cost	201,000	235,000
Expected return on plan assets	(196,000)	(234,000)
Amortization of unrecognized (gain)/loss	—	—
	$34,000	$40,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 23,454 shares and 9,263 shares for the respective three and nine month periods ended September 30, 2009. The dilutive effect of stock options for the three and nine month periods ended September 30, 2008 was 32,664 shares and 38,907 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 151,100 and 116,900 at September 30, 2009 and 2008, respectively.

NOTE 11 – ASSET IMPAIRMENT

We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment analysis is performed when indicators of impairment are present. If such indicators are present and if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

On January 17, 2008 the Company was notified by VIDE, a customer of JDL Technologies under successive one year contracts since 1998, that the Company was not selected as VIDE’s vendor effective June 1, 2008. The decision of VIDE to select another vendor for the next contract year represented an event that required the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,295,000.

NOTE 12 – FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, established a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance was effective for us beginning January 1, 2008 for certain financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning January 1, 2009. The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 include cash equivalents and investments of $28,636,000 classified as level one within the hierarchy. The Company does not have any assets or liabilities classified as level two or three within the hierarchy.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, November 12, 2009. We do not believe there are any material subsequent events which would require further disclosure.

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

Nine Months Ended September 30, 2009 Compared to
Nine Months Ended September 30, 2008

Consolidated sales decreased in 2009 to $83,457,000 compared to $94,295,000 in 2008. Consolidated operating income in 2009 decreased to $7,894,000 compared to $8,364,000 in the first nine months of 2008. 2008 operating income was reduced by impairment charges totaling $2,999,000 related to JDL Technologies not being selected as a vendor to provide services to VIDE effective July 1, 2008.

Net income in 2009 decreased to $4,833,000 compared to $5,241,000 in the first nine months of 2008.

Suttle

Suttle sales decreased 3% in the first nine months of 2009 to $33,159,000 compared to $34,020,000 in the same period of 2008. Sales by customer groups in the first nine months of 2009 and 2008 were:

	Suttle Sales by Customer Group
	2009	2008
Major telephone companies	$18,983,000	$15,565,000
Distributors/OEMs	9,754,000	12,812,000
International	1,573,000	1,910,000
Other	2,849,000	3,733,000
	$33,159,000	$34,020,000

Suttle’s sales by product groups in first nine months of 2009 and 2008 were:

	Suttle Sales by Product Group
	2009	2008
Modular connecting products	$12,446,000	$15,067,000
DSL products	10,111,000	7,150,000
Structured cabling products	10,092,000	11,168,000
Other products	510,000	635,000
	$33,159,000	$34,020,000

Sales to the major telephone companies increased 22% in 2009 due to increased sales of DSL products. Sales to these customers accounted for 57% of Suttle’s sales in the first nine months of 2009 compared to 46% of sales in the same period in 2008. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 24% in 2009 primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 29% and 38% of sales in the first nine months of 2009 and 2008, respectively. International sales decreased 18% and accounted for 5% of Suttle’s first nine months 2009 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 24% to $2,849,000.

Modular connecting product sales have decreased 17% while structured cabling products have declined by 10%, due to a slowing of the home building business and accelerated decline in the voice market, whereas DSL products have increased 41% as a result of a new contract with a major telephone company.

Suttle’s gross margin decreased 13% in the first nine months of 2009 to $7,546,000 compared to $8,686,000 in the same period of 2008. Gross margin percentage decreased to 23% in 2009 from 26% in 2008 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses decreased $533,000 or 10% in the first nine months of 2009 compared to the same period in 2008, due to cost reduction efforts. Suttle’s operating income was $2,906,000 in the first nine months of 2009 compared to operating income of $3,513,000 in 2008.

Transition Networks

Transition Networks sales decreased 15% to $39,810,000 in the first nine months of 2009 compared to $46,899,000 in 2008.

First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2009	2008
North America	$32,609,000	$32,092,000
Europe, Middle East, Africa	3,444,000	7,060,000
Rest of world	3,757,000	7,747,000
	$39,810,000	$46,899,000

Sales in North America increased $517,000 or 2% due to projects with the US Federal Government. Overall sales have either remained flat or declined in most markets in the US, but declines have not been as significant as in international markets. International sales decreased $7,606,000, or 51% primarily due to the impact of the global economic crisis and currency fluctuations. Customers have either delayed or canceled projects, but the Company is continuing to invest in the region because long term projects are promising.

The following table summarizes Transition Networks’ 2009 and 2008 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2009	2008
Media converters	$29,120,000	$35,402,000
Ethernet switches	2,570,000	4,889,000
Ethernet adapters	5,776,000	4,588,000
Other products	2,344,000	2,020,000
	$39,810,000	$46,899,000

Gross margin on the first nine months of Transition Networks’ sales decreased to $20,936,000 in 2009 from $22,637,000 in 2008. Gross margin as a percentage of sales was 53% in 2009, compared to 48% in the 2008 period, due to decreased manufacturing costs related to an inventory cost reduction plan started in 2008 and change in product mix. The increase in sales of Ethernet adapters and decrease in media converters is one of the contributors to the increased margins. Furthermore, the decline in sales of media converters is attributed to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America. Selling, general and administrative expenses decreased 5% to $14,463,000 in 2009 compared to $15,292,000 in 2008 due to open positions that have not been filled due to the uncertainty of the economy and lower revenues offset by increases in research and development costs related to the creation of new prototypes. Operating income decreased to $6,473,000 in 2009 compared to $7,345,000 in 2008.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2009 first nine months sales of $8,107,000 compared to $8,849,000 in 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2009	2008
Broward County FL schools	$7,982,000	$4,185,000
VIDE	—	4,661,000
All other	125,000	3,000
	$8,107,000	$8,849,000

Revenues earned in Broward County FL increased $3,797,000 or 91% in 2009. Part of the increase was the result of network refresh work originally scheduled for 2008 that was performed in the first quarter of 2009 due to customer budget limitations in the fourth quarter of 2008. Overall, in 2009 the Company booked installation business above 2008 levels. The decrease in VIDE revenue in 2009 was due to losing VIDE as a customer for the 2008-2009 school year.

JDL gross margin was $2,715,000 in the first nine months of 2009 compared to $4,100,000 in the same period in 2008. Gross margin in 2008 was significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts as expenses related to the revenue recognized in the first and third quarters of 2008 were booked in 2007. More specifically, costs of $1.4 million were recorded in 2007, when the services were provided, while the $2.0 million revenue received for such services was recognized in the first nine months of 2008 when the E-Rate funding was approved. Selling, general and administrative expenses increased in 2009 to $948,000 compared to $729,000 in 2008 due to an increase in compensation expenses and sales activities. JDL reported operating income of $1,767,000 in the first nine months of 2009 compared $372,000 in the same period of 2008.

Austin Taylor

Austin Taylor’s revenues decreased to $2,381,000 for the first nine months of 2009, compared to $4,527,000 in 2008. This decrease is primarily due to the general market and economy slowdown, specifically with overseas customers. Gross margin decreased 88% to $101,000 in 2009 from $816,000 in 2008. Gross margin as a percentage of sales was 4% in 2009 compared to 18% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during the first nine months of 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $738,000 compared to $33,000 in 2008.

Other

Net investment income remained stable at $579,000 in 2009 as compared to $577,000 in 2008. Income before income taxes decreased to $8,473,000 in 2009 compared to $8,941,000 in 2008. The Company’s effective income tax rate was 43% in 2009 compared to 41% in 2008. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, income tax return to provision adjustments, and provisions for interest charges as explained in Note 7 to the condensed consolidated financial statements.

Three Months Ended September 30, 2009 Compared to
Three Months Ended September 30, 2008

Consolidated sales decreased 14% in 2009 to $28,107,000 compared to $32,683,000 in 2008. Consolidated operating income in 2009 decreased to $3,349,000 compared to $5,236,000 in the third quarter of 2008.

Net income in 2009 decreased to $1,861,000 compared to $2,794,000 in the third quarter of 2008.

Suttle

Suttle sales decreased 8% in the third quarter of 2009 to $10,549,000 compared to $11,419,000 in the same period of 2008 due the ongoing decline in the voice market and the US housing market. Sales by customer groups in the third quarter of 2009 and 2008 were:

	Suttle Sales by Customer Group
	2009	2008
Major telephone companies	$5,986,000	$5,248,000
Distributors/OEM	3,223,000	4,492,000
International	564,000	652,000
Other	776,000	1,027,000
	$10,549,000	$11,419,000

Suttle’s sales by product groups in third quarter of 2009 and 2008 were:

	Suttle Sales by Product Group
	2009	2008
Modular connecting products	$3,943,000	$4,936,000
DSL products	3,396,000	2,628,000
Structured cabling products	3,014,000	3,671,000
Other products	196,000	184,000
	$10,549,000	$11,419,000

Sales to the major telephone companies increased 14% in 2009 due to increased sales of DSL products. Sales to these customers accounted for 57% of Suttle’s sales in the third quarter of 2009 compared to 46% of sales in the same period of 2008. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 28% in 2009 primarily due to the contraction of the housing and building sectors of the economy. This customer segment accounted for 31% and 39% of sales in the third quarters of 2009 and 2008, respectively. International sales decreased 13% and accounted for 5% of Suttle’s third quarter 2009 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 24% to $776,000.

Modular connecting products sales have decreased 20% due to a slowing of the home building business and accelerated decline in the voice market, whereas DSL products have increased 29% as a result of a new contract with a major telephone company.

Suttle’s gross margin decreased 19% in the third quarter of 2009 to $2,504,000 compared to $3,103,000 in the same period of 2008. Gross margin percentage decreased to 24% in 2009 as compared to 27% in 2008. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices than from major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses decreased $178,000 or 11% in the third quarter of 2009 compared to the same period in 2008, but remained consistent as a percentage of sales. Suttle’s operating income was $1,002,000 in the third quarter of 2009 compared to operating income of $1,422,000 in 2008.

Transition Networks

Transition Networks sales decreased 16% to $14,002,000 in the third quarter of 2009 compared to $16,575,000 in 2008.

Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2009	2008
North America	$11,416,000	$11,545,000
Europe, Middle East, Africa	1,374,000	2,306,000
Rest of world	1,212,000	2,724,000
	$14,002,000	$16,575,000

Sales in North America decreased $129,000 or 1% due to the fluctuation in projects with the US Federal Government. International sales decreased $2,444,000, or 49% due to decreased sales from one large customer because the customer elected to delay purchases to subsequent quarters, and another customer that had large projects in 2008 with business that may not repeat in subsequent quarters. Additionally, business is lower in Japan, greater Asia and South America due to downturns in these economies.

The following table summarizes Transition Networks’ 2009 and 2008 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2009	2008
Media converters	$9,698,000	$12,216,000
Ethernet switches	1,110,000	1,962,000
Ethernet adapters	2,229,000	2,016,000
Other products	965,000	381,000
	$14,002,000	$16,575,000

Gross margin on third quarter Transition Networks’ sales decreased to $7,517,000 in 2009 from $8,235,000 in 2008. Gross margin as a percentage of sales was 54% in 2009, compared to 50% in the 2008 period, due to decreased manufacturing costs related to the inventory cost reduction plan started in 2008 and lower revenue from some international accounts that are at a lower gross margin. Furthermore, the decline in sales of media converters and Ethernet switches is attributed to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America. Selling, general and administrative expenses decreased 10% to $4,668,000 in 2009 compared to $5,192,000 in 2008 due to open positions that have not been filled due to the uncertainty of the economy and lower revenues as well as other cost containment initiatives in marketing and other departments. Operating income decreased to $2,849,000 in 2009 compared to $3,043,000 in 2008.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2009 third quarter sales of $2,723,000 compared to $3,274,000 in 2008.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2009	2008
Broward County FL schools	$2,682,000	$1,575,000
VIDE	—	1,696,000
All other	41,000	3,000
	$2,723,000	$3,274,000

Revenues earned in Broward County FL increased $1,107,000 or 70% in 2009. The increase was the result of higher funding for LAN/WAN/Wire work in 2009 than in 2008. The decrease in VIDE revenue in 2009 was due to losing VIDE as a customer.

JDL gross margin was $835,000 in the third quarter of 2009 compared to $1,918,000 in the same period in 2008. Gross margin as a percentage of sales was 31% in 2009, compared to 59% in the 2008 period due to the impact of the timing of the recognition of revenues from JDL’s VIDE contracts in 2008. Approximately $1.5 million in revenue was received in the third quarter of 2008 in which cost of sales were recognized in previous quarters. Selling, general and administrative expenses increased in 2009 to $288,000 compared to $244,000 in 2008 due to an increase in compensation expenses. JDL reported operating income of $547,000 in the third quarter of 2009 compared to $1,673,000 in the same period of 2008.

Austin Taylor

Austin Taylor’s revenues decreased to $833,000 for the third quarter of 2009, compared to $1,415,000 in 2008. This decrease is primarily due to the general market and economy slowdown. Gross margin decreased 96% to $11,000 in 2009 from $272,000 in 2008. Gross margin as a percentage of sales was 1% in 2009 compared to 19% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during the third quarter of 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $237,000 compared to $28,000 in 2008.

Other

Net investment income decreased 33% to $173,000 in 2009 as compared to $259,000 in 2008 due to lower interest rates. Income before income taxes decreased 36% to $3,522,000 in 2009 compared to $5,495,000 in 2008. The Company’s effective income tax rate was 47% in 2009 compared to 49% in 2008. This effective rate was higher than our expected tax rate of 36.5% in 2009 due primarily to uncertainties regarding our ability to realize the benefits of foreign losses not deductible for U.S. income tax purposes and income tax return to provision adjustments during the third quarter.

Liquidity and Capital Resources

At September 30, 2009, the Company had approximately $38,954,000 of cash, cash equivalents and investments compared to $29,952,000 of cash, cash equivalents and investments at December 31, 2008. The Company had current assets of approximately $77,011,000 and current liabilities of $12,726,000 at September 30, 2009 compared to current assets of $80,819,000 and current liabilities of $10,091,000 at December 31, 2008.

Net cash provided by operating activities was $15,223,000 in the first nine months of 2009 compared to $6,695,000 provided in the same period in 2008. Significant working capital changes from December 31, 2008 to September 30, 2009 included decreased inventory of $4,709,000 and a decrease in accounts receivable of $2,562,000 related to increased collections and lower revenues during the year.

Net cash used in investing activities was $18,110,000 in the first nine months in 2009 compared to cash used of $2,061,000 in the same period in 2008, due to the purchase of certificates of deposit with maturities of greater than 90 days, offset by the sale of such investments. Additionally, capital expenditures during the first nine months of 2009 were $3,160,000 compared to $2,456,000 in the prior 2008 period. In 2008, there were additional purchases equipping the Company’s new building in Minnetonka, Minnesota. In 2009, the Company spent approximately $2,258,000 on new machinery at the Suttle facility.

Net cash used in financing activities was $3,334,000 and $3,420,000 in the first nine months of 2009 and 2008, respectively. Cash dividends paid in the first nine months of 2009 were $3,164,000 ($.38 per common share) compared to $3,098,000 ($.36 per common share) in the same period in 2008. Proceeds from common stock issuances, principally issuances to the ESOP and ESPP plans, totaled approximately $140,000 in the first nine months of 2009 and $350,000 in the same period in 2008. The Company’s Board of Directors has authorized the purchase and retirement, from time to time, of shares of the Company’s stock on the open market, or in private transactions consistent with overall market and financial conditions. In the first nine months of 2009, the Company purchased and retired 5,038 of its common shares at a cost of $52,000. At September 30, 2009, 482,026 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at September 30, 2009). There were no borrowings on the line of credit during the first three months of 2009 or 2008. The credit agreement expires September 30, 2010 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $88,000 during the third quarter of 2009. The outstanding balance on the mortgage was $2,864,000 at September 30, 2010.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2008 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification) became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this interim report for the third quarter of 2009, references to prior standards have been removed.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2009 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the federal deposit insurance company and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of September 30, 2009 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

Changes in Internal Control over Financial Reporting. During the period covered by this Report there was no additional change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg

Date: November 12, 2009		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw

Date: November 12, 2009		Chief Financial Officer