Form 10-K
period 2009-12-31
COMMUNICATIONS SYSTEMS INC
filed 2010-03-18
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $63,805,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2009.

As of March 15, 2010 there were outstanding 8,357,559 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding the various segments is set forth in Note 9 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the Suttle brand name in the United States (U.S.) and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Suttle also markets a line of DSL (Digital Subscriber Line) filters for the telecommunications market. Approximately 54% of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division), and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 46% are purchased from offshore contract manufacturers. Segment sales were $42,867,000 (39% of consolidated revenues) in 2009 and $44,421,000 (36% of consolidated revenues) in 2008.

          Products

Suttle’s products are used in on-premise connection of voice, data, and video devices. The core product line consists primarily of modular connecting devices and includes numerous types of jacks, connecting blocks and assemblies, adapters, cords and related equipment, which are offered in a variety of colors, styles and wiring configurations. Many of the products are used in voice applications but Suttle continues to develop an expanding line of products for full communications and entertainment connectivity. A significant portion of Suttle’s revenue is derived from sales of a line of corrosion-resistant connectors, which utilize a water-resistant gel to offer superior performance in harsh environments. Suttle connectivity products generally range in price from $0.30 to $30.00 per unit. A majority of Suttle’s sales volume, both in units and revenues, is derived from products selling for under $5.00 per unit.

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

          Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing traditional modular jacks.

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

Suttle’s customers include the major communication companies including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT (formerly Bell South and SBC Communications), and Qwest. Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales to the major telephone companies (including DSL), both directly and through distribution, represented 58% of Suttle’s sales in 2009 and 46% in 2008. The Company’s cable company customers include Comcast, Time Warner, Cox Communications, and Charter, as well as other cable companies. Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, original equipment manufacturers, and retailers. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and original equipment manufacturers (OEM) are made through a nationwide network of distributors and through the Suttle sales staff. Sales to cable television distributors represented 5% of Suttle’s sales in 2009 and 8% in 2008. Sales to OEMs and other distributors were 18% of Suttle’s sales in 2009 and 20% in 2008. Sales to international customers and other customers represented 19% of Suttle’s sales in 2009 and 26% in 2008.

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

          Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2010 were approximately $3,373,000 compared to approximately $3,333,000 at March 1, 2009. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of future results.

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

(ii) Transition Networks

Transition Networks, Inc. (“Transition Networks”) is based in Minnetonka, Minnesota and also maintains an engineering center and sales office in Shanghai, China. Transition designs, assembles and markets media converters, transceivers, network interface cards, Ethernet switches, Small Form factor Pluggable modules (SFP)s, and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its product through distributors, resellers, integrators, and OEMs. These media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $55,098,000 (50% of consolidated sales) in 2009 compared to 62,924,000 (51% of consolidated sales) in 2008. International sales accounted for 18% of Transition’s sales, or $9,886,000 in 2009, compared to $17,061,000, or 27% of Transition’s sales in 2008.

          Products

Transition Networks designs, assembles and sells media converter devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products assist customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, OC3, OC12, and more. The company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from integrated circuit manufacturers such as Marvell® and Broadcomm® for the development of new products. Product hardware and software development is done internally and is expensed when incurred. The software that Transition Networks utilizes to manage its products is provided free with the product. Transition Networks product development is focused on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet based networking products for approximately 22 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, and security markets and, in addition, targets the specific vertical markets of government and education.

          Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing. In 2009, approximately 60% of its products were manufactured offshore, principally in Asia. Offshore sources of supply are subject to certain risks, including interference from political sources. The balance of its products are manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary product.

          Markets and Marketing

Transition Networks’ products are used in a broad array of markets, including enterprise networks, service providers’ networks, security and industrial environments such as in manufacturing processes. Transition Networks has a broad customer base and its products are used in a variety of applications.

The media conversion product line addresses and is utilized in a variety of applications. The chassis based system, the Point System™, is used primarily in telecommunications closets for high-density applications and when multiple protocols need to be supported. Stand alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in both the central closet and at the end user station.

Marketing primarily consists of direct marketing utilizing a sales force, tradeshows, trade magazine advertising, on-line advertising, web site, social media and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

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

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $1,707,000 in 2009 compared to $1,792,000 in 2008.

Transition Network’s research and development operations are conducted in the United States and China. Transition opened an engineering and sales office in China (“Transition Networks Shanghai”) in the third quarter of 2007. The China operation focuses primarily on engineering, including hardware and software development and testing. In the near future, additional operations will include marketing, purchasing, and potentially sales support.

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

          Order Book

Outstanding customer orders for Transition Networks products were approximately $8,190,000 at March 1, 2010 and $2,000,000 at March 1, 2009. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the order book is not considered a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Fort Lauderdale, FL (“JDL”), provides IT solutions including network design, network infrastructure installations, IT service management, change management, network security, desktop virtualization and network operation services. JDL’s 2009 sales were $8,765,000 (8% of consolidated sales) compared to 2008 sales of $9,838,000 (8% of consolidated sales). Project revenue totaled $7,357,000 in 2009 or 84% of JDL sales compared to $4,482,000 in 2008 or 46% of JDL sales. Managed services revenues were $1,408,000 and $5,355,000 in 2009 and 2008, respectively.

During the past several years JDL derived most of its revenues from two major customers, Broward County, Florida school district and the Virgin Islands’ Department of Education (“VIDE”). As discussed below, VIDE ceased being a customer after June 2008. While the Broward County school district is currently the primary source of JDL’s revenues, JDL has embarked on a new strategic initiative to diversify its customer base and solution offerings to address the rapidly emerging needs of the IT market of the future.

          Impairment of VIDE Assets

On January 17, 2008 the Company was notified that JDL was not selected as a vendor to provide services to VIDE for the 2008 – 2009 school year and ceased operations in the Virgin Islands July 1, 2008. As a result, the Company determined that assets, including goodwill, related to it’s VIDE operations were impaired. See Management’s Discussion and Analysis in Item 7 herein for further information.

          Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $18,564,000 at March 1, 2010 and $4,400,000 at March 1, 2009. Approved amounts could vary from the original contracts.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. is located in Bethesda, North Wales, United Kingdom. Austin Taylor is a provider of telephony and data networking products to telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $3,062,000 (3% of consolidated revenues) in 2009 and $5,516,000 (5% of consolidated revenues) in 2008.

At its plant in Bethesda the company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications and procures other products from offshore sources. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 72% and 59% of Austin Taylor sales were to U.K. customers in 2009 and 2008.

Outstanding customer orders for Austin Taylor products were approximately $265,000 at March 1, 2010 compared to $193,000 at March 1, 2009. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(2) Employment Levels

As of March 1, 2010 the Company employed 429 people. Of this number, 223 were employed by Suttle (including 92 in Hector, Minnesota and 131 in Costa Rica), 133 by Transition Networks, Inc. (116 in Minnetonka, MN and 17 in China), 21 by JDL Technologies, Inc., 33 by Austin Taylor Communications, Ltd and 19 corporate general and administrative positions. Nine of the Company’s Austin Taylor employees are represented under collective and individual bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2010 were as follows:

Name	Age	Position[1]

Jeffrey K. Berg	67	President and Chief Executive Officer [2007][2]

David T. McGraw	58	Vice President, Treasurer and Chief Financial Officer [2008][3]

William G. Schultz	41	Vice President and General Manager, Transition Networks, Inc. [2007][5]

Bruce Blackwood	47	Vice President and General Manager, Suttle [2007][6]

Michael J. Skucius	56	Vice President, Information Technology [2010][7]

Karen Nesburg Bleick	45	Vice President, Human Resources [2009][8]

Vince Geraci	63	Managing Director, Austin Taylor Inc [2008][9]

Melvyn J. Albiston	64	Vice President and General Manager JDL Technologies, Inc [2010][10]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

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

7

Mr. Skucius was appointed Vice President of Information Technology in January 2010. From July 2007 to December 2009 he served as Vice President and General Manager of JDL. From 1980 to 2007 he was the Company’s Director of Management Information Services.

8	Ms. Nesburg Bleick was appointed Vice President, Human Resources in January 2009. From October 2002 to December 2008, she served as Director of Human Resources.

9

Mr. Geraci was appointed Managing Director of Austin Taylor in November 2008. From April 2005 to October 2008 he was Regional Sales Manager for Suttle. Prior to April 2005, he was an independent consultant.

10	Mr. Albiston was appointed Vice President and General Manager of JDL Technologies in January 2010. For the preceding five years he was an independent consultant.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 9 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

          Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of and in reliance on the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the risk factors discussed below.

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

          Our customer base is somewhat concentrated, with our top ten customers accounting for 72%, 60% and 54% of net sales for fiscal 2009, 2008 and 2007, respectively. One of our largest customers, Verizon, accounted for 9%, 5% and 5% of our net sales for the fiscal years 2009, 2008 and 2007. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2009, 2008 and 2007, this combined company accounted for approximately 12%, 12% and 10% of our sales, respectively. If we lose a significant customer for any reason, our sales and gross profit will be impacted negatively.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.

          The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions, short product life cycles and rapidly changing customer requirements and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenues to decline.

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

          We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.

We evaluate and frequently pursue acquisitions, but we may not successfully close the acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.

          We regularly consider the acquisition of complementary companies and/or product lines. We cannot, however, provide assurances that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, or obtain requisite shareholder or regulatory approvals needed to close strategic acquisitions, despite the effort and management attention invested.

          The impact of future acquisitions on our business, operating results and financial condition is uncertain. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition. We may also acquire unanticipated liabilities. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.

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

We depend on manufacturing relationships and on limited-source suppliers and any disruptions in these relationships may cause damage to our customer relationships.

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

We face risks associated with expanding our sales outside of the United States.

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

Our sales and operations may continue to be impacted adversely by current global economic conditions.

          For more than a year, financial markets globally have experienced extreme disruption. This includes, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The severity and length of the present disruptions in the financial markets and the global economy are unknown. There can be no assurance that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have adversely affected our business in a number of ways and will likely continue to adversely impact our business during the foreseeable future.

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

          Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•	authorization for our board of directors to issue preferred stock without shareholder approval;

•	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 16.5% or more of our outstanding shares of common stock; and

•	limitations on business combinations with interested shareholders

•	classification of Board of Directors that serve staggered, three year terms.

          Some of these provisions may discourage a future acquisition of our company even though our shareholders would receive an attractive value for their shares, or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Administrative, manufacturing and engineering functions of CSI are conducted at the following facilities:

-

In Minnetonka, Minnesota the Company owns a 105,000 square foot building where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for its executive and some administrative operations, and Suttle uses this facility for its sales, marketing and product development.

-

Suttle’s manufacturing is conducted at two locations. At Hector, Minnesota, the Company owns three plants totaling 88,000 feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

-	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

-	Transition Networks leases 1,000 square feet of office space for engineering and sales activities in Shanghai, China.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

No material litigation or other material claim is presently pending against the Company.

ITEM 4.	RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	MARKET INFORMATION

The Company’s common stock trades on the NASDAQ under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2009 and 2008.

	2009		2008

	High	Low	High	Low

First	$9.54	$6.95	$12.15	$9.75
Second	11.96	7.52	11.75	10.02
Third	13.05	9.61	11.62	9.61
Fourth	13.70	10.47	11.00	6.93

(b)	HOLDERS

At March 15, 2010 there were approximately 603 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2010	$.14
October 1, 2009	.14
July 1, 2009	.14
April 1, 2009	.12
January 1, 2009	.12
October 1, 2008	.12
July 1, 2008	.12
April 1, 2008	.12
January 1, 2008	.12

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2009:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	—	$—	1,123,739
1992 Stock Plan-Nonemployee Director Plan	189,000	$9.77	31,000
1990 Employee Stock Purchase Plan	4,675	$11.81	87,828

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	REGULATION S-K, ITEM 201 (e) INFORMATION

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2004 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2004	2005	2006	2007	2008	2009

Communications Systems, Inc.	$100.000	$104.770	$89.450	$107.454	$75.039	$126.135
NASDAQ US	100.000	102.135	112.187	121.681	58.639	84.282
NASDAQ TELCOM	100.000	95.037	124.968	111.157	63.868	95.770

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

In 2009 the Company repurchased a total of 5,126 shares of common stock since January 1, 2009 pursuant to Rule 10b-18 under the Exchange Act. The following table presents the repurchases for the three months ending December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2009	—	—	—	482,026

November 2009	—	—	—	482,026

December 2009	88	$11.35	88	481,938

Total	88		88

(1)

Shares repurchased in 2009 were repurchased pursuant to a Board approved program to repurchase a total of 500,000 shares that was publicly announced in November 2008. All of the shares repurchased were repurchased pursuant to this authorization and in compliance with Rule 10b-18.

ITEM 6.	SELECTED FINANCIAL DATA

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2009	2008	2007	2006	2005

Selected Income Statement Data		(1)	(1)
Sales from Continuing Operations	$109,792	$122,700	$121,243	$115,440	$115,382

Costs and Expenses:
Cost of Sales	67,944	76,008	78,357	76,853	77,861
Selling, General and Administrative Expenses	31,433	33,109	32,623	33,562	31,651
Impairment Loss	196	2,999

Total Costs and Expenses	99,573	112,116	110,980	110,415	109,512
Operating Income from Continuing Operations	10,219	10,584	10,263	5,025	5,870
Other income (expense), Net	581	597	1,760	698	448
Income from Continuing Operations Before Income Taxes	10,800	11,181	12,023	5,723	6,318
Income Tax Expense	4,756	4,570	4,512	1,228	1,728

Income from Continuing Operations	6,044	6,611	7,511	4,495	4,590
Net Loss from Discontinued Operations					(120)

Net Income	$6,044	$6,611	$7,511	$4,495	$4,470

Basic Net Income (loss) Per Share
Continuing Operations	$.72	$.77	$.86	$.52	$.53
Discontinued Operations					(.01)

	$.72	$.77	$.86	$.52	$.52

Diluted Net Income (loss) Per Share
Continuing Operations	$.72	$.77	$.85	$.51	$.52
Discontinued Operations					(.01)

	$.72	$.77	$.85	$.51	$.51

Cash Dividends Per Share	$.52	$.48	$.42	$.34	$.27

Average Dilutive Shares Outstanding	8,352	8,563	8,831	8,807	8,716

Selected Balance Sheet Data
Total Assets	$102,914	$98,738	$100,760	$92,723	$92,883
Property, Plant and Equipment, Net	13,322	12,015	13,945	8,580	8,300
Long-term liabilities	4,220	4,919	4,045	724	1,332
Stockholders’ Equity	85,939	83,728	84,931	82,545	79,851

(1) During the first and third quarters of fiscal 2008, the Company recognized approximately $2.0 million of revenue related to services that were invoiced and expensed in fiscal 2007

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. is a global company with sales in over 90 countries and facilities supporting design, manufacturing and distribution in the United States, Costa Rica, China and the United Kingdom.. We sell a growing family of physical and electronic connectivity products and infrastructure, as well as IT services for voice, video and data communications. Our product families encompass a broad range of passive and active products, including copper-based and fiber optic connection devices, digital subscriber line filters and connection devices, structured wiring systems that support Local Area Networks, media conversion devices and switches.

The voice, video and data markets in which our products are sold provide services that are vital to the modern world. Therefore, we expect the size of these markets will, generally, continue to expand, although the pace of growth will be affected by economic conditions in the United States and around the world. This growth, along with inevitable technological change, will generate innumerable opportunities for the type of products we sell.

From the prospective of our customers, our goal is to be a leading company in the markets we serve by providing high quality products and services that are competitively priced. From the prospective of our shareholders, our goal is to steadily and consistently increase our revenues and profits. Achieving these goals will require success in the following areas. We must apply our financial resources to support increased sales, maintain brand loyalty, improve product quality and develop new products. At the same time, we must maintain price levels and control expenses to provide adequate margins and superior bottom line results. Finally, to accelerate our growth we must expand our sales outside of the US and prudently acquire complementary businesses and product lines.

While we face many challenges and risks that are presented earlier in this report, the intense competition we face in the markets we serve and successfully introducing new products are, perhaps, our greatest challenges. Some of our competitors are larger and better capitalized, and some are based outside the US. These firms often have greater capacity to absorb lower margins that are inconsistent with our financial goals and are able support a higher level of new product development using their greater resources or lower cost structure. In order to achieve profitable growth in the face of these challenges, we must constantly validate the value of our products to existing and new customers and select and pursue new product development opportunities and product line acquisitions that best fit our capabilities, resources and competitive position.

We are currently pursuing these objectives through the following four business units:

Austin Taylor

Located in Bethesda, Wales, United Kingdom, Austin Taylor manufactures cabling installation and connection products for copper and fiber optic media. Austin Taylor serves the government and commercial markets throughout Europe and the Middle East with British standard products. Austin Taylor’s broad catalog of products ranges from telephony linejacks to structured cabling and from plastic connection boxes to metal cabinets.

JDL Technologies

JDL Technologies is an IT services company that provides outsourced technical services in the education and business market segments. JDL provides studies and analysis, design, installation, maintenance and operational support for network based, server centered systems. JDL’s largest customer is the School Board of Broward County, Florida (SBBC). JDL runs SBBC’s Network Operation Center which monitors all network elements (servers, switches, routers) and over 60,000 computers in 265 buildings for the nations 6th largest school district.

Suttle

Founded in 1910, Suttle is one of the world’s largest suppliers of high-volume copper connection products used by North America’s largest telcos. Suttle also designs, manufactures and markets a full line of structured wiring components for “small office, home office” (SOHO) for voice, video and high-speed data communications convergent solutions. Suttle’s products are used throughout the telco, “multi-service cable operators” (MSOs), and installer/contractor markets.

Transition Networks

Transition Networks offers a full suite of networking connectivity solutions including media converters, network interface cards, switches, and coarse-wave division multiplexing (CWDM). Utilizing engineering resources in the U.S. and its Product Design and Development Facility in Shanghai, China, Transition Networks designs and markets products for a broad spectrum of protocols including Ethernet, Fast Ethernet, Gigabit Ethernet, T1/E1, DS3, and serial. Transition Networks distributes these hardware-based connectivity solutions through a network of resellers in 90 countries and is the preferred choice among industry IT professionals for high-end media conversion devices.

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, there may be “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may make forward looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward looking statements are subject to risks and uncertainties which could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of such risk factors, please see Item 1A above.

Critical Accounting Policies

Sales Returns and Allowances: An allowance is established for possible return of products, rebates and advertising allowances. The amount of the allowance is an estimate, which is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these allowances adequate and proper, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that could affect the adequacy of this allowance.

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

Asset Impairment: We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment analysis is performed when indicators of impairment are present. If such indicators are present and if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests that the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete. Contracts in effect through June 30, 2008 with the United States Virgin Islands Department of Education (VIDE) required funding under the federal government’s E-RATE program and approval by the Schools and Libraries Division (SLD) of the Universal Service Administration Company before payment was made. For the periods covered by this report, we did not recognize E-RATE revenue on our VIDE contracts until approval was received from the SLD.

Foreign Currency Translation: Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2009 Compared to 2008

Sales were $109,792,000 in 2009, an 11% decrease from sales of $122,700,000 in 2008. Operating income decreased 3% to $10,219,000 in 2009 as compared to $10,584,000 in 2008. Income before income taxes decreased 3% to $10,799,000 from $11,181,000 in 2008. Net income decreased 9% to $6,044,000 in 2009 compared to $6,611,000 in 2008.

Suttle

Suttle sales decreased 3% to $42,867,000 in 2009 compared to $44,421,000 in 2008. Sales by product groups in 2009 and 2008 were:

	Suttle Sales by Product Group

	2009	2008

Modular connecting products	$16,120,000	$18,834,000
DSL products	13,310,000	10,270,000
Structured cabling products	12,821,000	14,445,000
Other products	616,000	872,000

	$42,867,000	$44,421,000

Suttle’s sales by customer groups in 2009 and 2008 were:

	Suttle Sales by Customer Group

	2009	2008

Major telephone companies	$24,829,000	$20,624,000
Distributors/OEM	9,861,000	12,459,000
International	4,802,000	6,382,000
Other	3,375,000	4,956,000

	$42,867,000	$44,421,000

The decrease in sales was due primarily to the erosion in the number of land-line customers served by the major telephone customers and the severe downturn in the domestic housing market. Sales to the major telephone companies increased 20% to $24,829,000 in 2009 compared to $20,624,000 in 2008 due to increased sales of DSL products. Sales to these customers accounted for 58% of Suttle’s sales in 2009 compared to 46% of sales in 2008. The land-line loss experienced by the major telephone companies caused a faster than expected decline in the traditional and Corroshield product lines. However, sales of DSL products and structured cabling products to these same customers increased as investment remained strong into FTTP networks. Sales to distributors, original equipment manufacturers (OEMs), and electrical contractors decreased 21% and accounted for 23% of sales in 2009 compared to 28% in 2008. The decline in this segment is a direct result of reduced opportunities in the domestic market for new single-family unit (SFU) construction and multi-dwelling unit (MDU) construction. International sales accounted for 11% of Suttle’s 2009 sales but declined 25% compared to 2008. International telephone customers also faced land-line loss causing decreased sales of voice products. DSL product sales into this segment did increase as customers increased investments in broadband.

Suttle’s gross margins decreased 9% to $9,771,000 in 2009 compared to $10,778,000 in 2008. The gross margin percentage was 23% in 2009 compared to 24% in 2008. This decrease in gross margin was due to a change in product mix as sales of higher margin products, such as the traditional and Corroshield product lines declined as compared to lower margin DSL sales.

Selling, general and administrative expenses remained stable at $6,054,000 in 2009 compared to $6,045,000 in 2008.

Suttle’s operating income declined 21% to $3,717,000 in 2009 from $4,733,000 in 2008 due to the decreased revenues and margins noted above.

Transition Networks

Transition Networks is a provider of active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives revenues from one time product sales and non-recurring revenue streams from service contracts. The majority of the business is derived from one time network projects that do not repeat. The core markets for the products are enterprise, service providers, and industrial users. Roughly 82% of Transition Networks revenue comes from North America, but we continue to see opportunity for long term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 12% to $55,098,000 compared to $62,924,000 in 2008. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2009 and 2008 were:

	Transition Networks Sales by Region

	2009	2008

North America	$45,213,000	$45,863,000
Europe, Middle East, Asia (“EMEA)”	4,818,000	8,352,000
Rest of world	5,067,000	8,709,000

	$55,098,000	$62,924,000

Sales in North America decreased 1% compared to 2008. Overall sales have either remained flat or declined in most markets in the US, but declines have not been as significant as in international markets. International sales decreased $7,176,000, or 42%, due to the impact of the severe global recession and currency fluctuations. Customers have either delayed or canceled projects, but the Company is continuing to invest in international sales and marketing because long term projects are promising.

The following table summarizes Transition Networks’ 2009 and 2008 sales by product group:

	Transition Networks Sales by Product Group

	2009	2008

Media converters	$39,251,000	$47,196,000
Ethernet switches	3,786,000	5,809,000
Ethernet adapters	8,903,000	7,220,000
Other products	3,158,000	2,699,000

	$55,098,000	$62,924,000

Gross margin decreased 5% to $29,329,000 in 2009 compared to $30,972,000 in 2008 due to decreases in revenues, but represented a lower percentage decline compared to revenues due to gross margin improvements. Gross margin as a percentage of sales increased to 53% in 2009 compared to 49% in 2008 due to new lower cost designs and outsourcing of production to lower cost offshore suppliers and fewer sales of lower margin products. The increase in sales of Ethernet adapters and decrease in sales of media converters is one of the contributors to the increased margins. The decline in sales of media converters is due to the slowing economy around the world. The increase in sales of Ethernet adapters is due to ongoing projects in North America.

Selling, general and administrative expenses decreased 6% to $19,371,000 in 2009 from $20,673,000 in 2008 due to the decline in revenue which resulted in lower commission expense and cost containment efforts some of which were offset by increases in research and development costs related to the creation of new products. Operating income decreased 3% to $9,958,000 in 2009 compared to $10,299,000 in 2008.

Transition Networks will continue to develop product based on market needs as well as following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) decreased 11% to $8,765,000 in 2009 compared to $9,838,000 in 2008. The following table summarizes JDL’s revenues by customer group in 2009 and 2008:

	JDL Revenue by Customer Group

	2009	2008

Broward County FL schools	$8,594,000	$5,186,000
U.S. Virgin Islands Dept. of Education (VIDE)	–	4,649,000
All other	171,000	3,000

	$8,765,000	$9,838,000

Revenues earned in Broward County FL increased $3,408,000 or 66% in 2009. Part of the increase was the result of network refresh work originally scheduled for 2008 that was performed in the first quarter of 2009 due to customer budget limitations in the fourth quarter of 2008. Overall, in 2009 the Company booked installation business above 2008 levels. The decrease in VIDE revenue in 2009 was due to losing VIDE as a customer as of June 30, 2008.

JDL gross margin was $2,753,000 in 2009 compared to $4,212,000 in 2008. Gross margin in 2008 was significantly impacted by the timing of the recognition of revenues from JDL’s VIDE contracts as costs of $1.4 million were recorded in 2007, when VIDE services were provided, while the $2.0 million revenue received for such services was recognized in the first nine months of 2008 when the E-Rate funding was approved.

Selling, general and administrative expenses increased 18% in 2009 to $1,299,000 compared to $1,105,000 in 2008 due to an increase in compensation expenses and sales activities. Operating income increased to $1,455,000 in 2009 compared to $108,000 in 2008. Operating income in 2008 was impacted by a $2,999,000 impairment charge related to goodwill and network infrastructure assets due to the loss of VIDE as a customer.

Austin Taylor

Austin Taylor’s revenues decreased 45% to $3,061,000 in 2009, compared to $5,516,000 in 2008. This decrease is primarily due to difficulties in securing connector products from Far East contract manufacturers and the general market and economy slowdown, primarily outside of the U.K.. Gross margin decreased 101% to a loss of $6,000 in 2009 from income of $730,000 in 2008. Gross margin as a percentage of sales was 0% in 2009 compared to 13% in 2008. This decrease was due to greatly increased material costs compounded by an unfavorable currency exchange rate during 2009. Additionally, Austin Taylor was burdened with the impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2009 of $1,214,000 compared to $85,000 in 2008. Included in the 2009 operating loss is a $196,000 impairment charge related to Austin Taylor’s machinery and equipment assets. Management is currently implementing measures to improve Austin Taylor’s performance. Consideration is also being given to various strategic alternatives, but no decision to implement any particular strategic alternative has been made.

Other

Net investment and other income decreased slightly to $581,000 in 2009 compared to $597,000 in 2008. Income before income taxes decreased to $10,799,000 in 2009 compared to $11,181,000 in 2008. The Company’s effective income tax rate was 44% in 2009 compared to 41% in 2008. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, income tax return to provision adjustments, and provisions for interest charges as explained in Note 8 to the condensed consolidated financial statements.

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

Gross margins earned by JDL in 2008 increased to $4,212,000 compared to $4,033,000 in 2007. Gross margins in 2008 and 2007 were significantly impacted by the timing of the recognition of E-RATE revenues from JDL’s VIDE contracts. Costs of $1.4 million were recorded in 2007, when the services were provided, however, the $2.0 million revenue related to these costs was recognized in 2008 when the E-Rate funding was approved. Similarly, the Company’s 2007 margins include $2,555,000 for services provided to the VIDE in 2006. The impact on 2007 gross margins due to timing of revenue recognition was partially offset by increased depreciation charges due to higher levels of plant investments in the U.S. Virgin Islands and reduced volumes of equipment sales to Broward County. VIDE’s decision to select another vendor for the 2008-2009 contract year (discussed below) resulted in reduced selling, general and administrative expenses. These costs decreased 55% in 2008 to $1,105,000 from $2,466,000 in 2007. The decrease was due to lower legal and professional fees, staff reductions and cuts in marketing and administrative costs.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had approximately $40,069,000 in cash, cash equivalents and investments. Of this amount, $12,972,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company also had $18,776,000 in investments which consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2009.

The Company had current assets of approximately $76,967,000 and current liabilities of $12,754,000 at December 31, 2009 compared to current assets of $80,819,000 and current liabilities of $10,091,000 at the end of 2008.

Cash flow provided by operating activities was approximately $17,637,000 in 2009 compared to $10,223,000 provided by operations in 2008. Significant working capital changes from 2008 to 2009 included decreased inventory of $4,909,000 and a decrease in accounts receivable of $2,287,000 related to increased collections and lower revenues during the year.

Investing activities used $21,873,000 of cash in 2009 compared to using $2,065,000 of cash in 2008 due to the purchase of certificates of deposit with original maturities of greater than 90 days, offset by the sale of such investments. Additionally, capital expenditures during 2009 were $3,238,000 compared to $2,462,000 in 2008. In 2008, there were additional purchases equipping the Company’s new building in Minnetonka, Minnesota. In 2009, the Company spent approximately $2,258,000 on new machinery at the Suttle facility in Hector, Minnesota.

Net cash used by financing activities was $4,563,000 in 2009 compared to $7,262,000 in 2008. Cash dividends paid on common stock increased to $4,333,000 in 2009 ($0.52 per common share) from $4,133,000 in 2008 ($0.48 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and pursuant to options issued under the Company’s Employee Stock Purchase Plan, totaled approximately $171,000 in 2009 and $376,000 in 2008. The Company purchased and retired 5,126 shares for $53,000 in 2009 and 343,899 shares for $3,222,000 in 2008. At December 31, 2009, Board of Director authority to purchase approximately 481,938 additional shares remained in effect. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Remaining mortgage payments on principal totaled $348,000 during 2009. The outstanding balance on the mortgage was $2,774,000 at December 31, 2009.

The Company expects that the effective income tax rate for fiscal 2010 will be approximately 45%.

The Company had no outstanding obligations under its line of credit at December 31, 2009 and 2008, and the Company’s entire credit line ($10,000,000 at March 1, 2010) is available for use. The current line of credit expires September 30, 2010. Management believes that we will be able to renew the line on terms acceptable to the Company; however this can not be assured. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2009 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$373,000	$827,000	$947,000	$628,000
Interest on long-term debt	178,000	275,000	155,000	28,000
Pensions	247,000	385,000	648,000	1,814,000
Operating leases	142,000	144,000
Compensation plans	1,257,000	887,000

Total	$2,197,000	$2,518,000	$1,750,000	$2,470,000

As of December 31, 2009, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2009 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market and certificates of deposit types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

At December 31, 2009 approximately $279,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

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

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 18, 2010

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2009	December 31 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,293,448	$29,951,561
Investments	11,236,940
Trade accounts receivable, less allowance for doubtful accounts of $505,000 and $219,000, respectively	15,042,411	17,243,788
Inventories	24,598,317	29,398,443
Prepaid income taxes	337,274
Other current assets	884,555	861,039
Deferred income taxes	3,574,501	3,364,297

TOTAL CURRENT ASSETS	76,967,446	80,819,128

PROPERTY, PLANT AND EQUIPMENT, net	13,321,825	12,014,541

OTHER ASSETS:
Investments	7,538,903
Goodwill	4,560,217	4,560,217
Deferred income taxes		643,667
Funded pension assets	399,743	566,137
Other assets	125,560	134,101

TOTAL OTHER ASSETS	12,624,423	5,904,122

TOTAL ASSETS	$102,913,694	$98,737,791

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$372,926	$348,373
Accounts payable	4,986,028	4,126,756
Accrued compensation and benefits	4,855,899	2,985,233
Other accrued liabilities	1,370,105	1,624,971
Income taxes payable		11,430
Dividends payable	1,169,040	994,169

TOTAL CURRENT LIABILITIES	12,753,998	10,090,932

LONG TERM LIABILITIES:
Long-term compensation plans	887,210	1,410,559
Income taxes payable	723,534	733,683
Deferred income taxes	208,111
Long term debt - mortgage payable	2,401,548	2,774,474

TOTAL LONG-TERM LIABILITIES	4,220,403	4,918,716

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,352,883 and 8,282,348 shares issued and outstanding, respectively	417,644	414,117
Additional paid-in capital	33,641,510	33,019,154
Retained earnings	52,007,261	50,503,410
Accumulated other comprehensive income	(127,122)	(208,538)

TOTAL STOCKHOLDERS’ EQUITY	85,939,293	83,728,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,913,694	$98,737,791

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2009	2008	2007

Sales	$109,792,207	$122,699,678	$121,243,248

Costs and expenses:
Cost of sales	67,943,557	76,008,162	78,357,538
Selling, general and administrative expenses	31,434,097	33,108,488	32,623,142
Impairment loss	196,020	2,999,441

Total costs and expenses	99,573,674	112,116,091	110,980,680

Operating income	10,218,533	10,583,587	10,262,568

Other income and (expenses):
Investment and other income	810,039	706,202	954,011
Gain on sale of assets	39,919	84,513	834,165
Interest and other expense	(269,151)	(193,010)	(27,978)

Other income, net	580,807	597,705	1,760,198

Income from operations before income taxes	10,799,340	11,181,292	12,022,766

Income tax expense	4,755,695	4,569,875	4,512,000

Net income	6,043,645	6,611,417	7,510,766

Other comprehensive income (loss):
Additional minimum pension liability adjustments	285,000	(60,226)	571,226
Unrealized gains on available-for-sale securities	33,802
Foreign currency translation adjustment	(237,386)	(1,345,278)	209,129

Total other comprehensive income (loss)	81,416	(1,405,504)	780,355

Comprehensive income	$6,125,061	$5,205,913	$8,291,121

Basic net income per share:	$.72	$.77	$.86
Diluted net income per share:	$.72	$.77	$.85

Average Basic Shares Outstanding	8,339,566	8,539,396	8,761,300
Average Dilutive Shares Outstanding	8,352,084	8,562,533	8,830,713
Dividends per share	$.52	$.48	$.42

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2006	8,732,429	436,621	33,488,345	48,203,511	416,611	82,545,088
Adjustment to initially apply tax guidance				427,302		427,302
Net income				7,510,766		7,510,766
Issuance of common stock under Employee Stock Purchase Plan	9,851	493	98,489			98,982
Issuance of common stock to Employee Stock Ownership Plan	41,745	2,087	421,207			423,294
Issuance of common stock under Employee Stock Option Plan	128,415	6,421	890,161			896,582
Tax benefit from non-qualified employee stock options			82,862			82,862
Share based compensation			49,205			49,205
Purchase of common stock	(371,235)	(18,562)	(1,508,306)	(2,514,851)		(4,041,719)
Shareholder dividends				(3,842,135)		(3,842,135)
Other comprehensive income					780,355	780,355

BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,963	$49,784,593	$1,196,966	$84,930,582

Net income				6,611,417		6,611,417
Issuance of common stock to Employee Stock Purchase Plan	7,947	397	85,674			86,071
Issuance of common stock under Employee Stock Ownership Plan	38,296	1,915	452,659			454,574
Issuance of common stock under Employee Stock Option Plan	38,800	1,940	288,205			290,145
Tax benefit from non-qualified employee stock options			39,384			39,384
Share based compensation			41,824			41,824
Purchase of common stock	(343,899)	(17,195)	(1,410,555)	(1,794,746)		(3,222,496)
Shareholder dividends				(4,097,854)		(4,097,854)
Other comprehensive loss					(1,405,504)	(1,405,504)

BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				6,043,645		6,043,645
Issuance of common stock under Employee Stock Purchase Plan	12,327	616	101,450			102,066
Issuance of common stock to Employee Stock Ownership Plan	56,933	2,847	441,231			444,078
Issuance of common stock under Employee Stock Option Plan	6,400	320	68,240			68,560
Tax benefit from non-qualified employee stock options			467			467
Share based compensation			31,571			31,571
Purchase of common stock	(5,126)	(256)	(20,603)	(32,258)		(53,117)
Shareholder dividends				(4,507,536)		(4,507,536)
Other comprehensive income					81,416	81,416

BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,043,645	$6,611,417	$7,510,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,698,321	1,865,111	2,159,184
Share based compensation	31,571	41,824	49,205
Deferred taxes	641,574	(484,944)	837,263
Impairment loss	196,020	2,999,441
Gain on sale of assets	(39,919)	(84,513)	(650,852)
Excess tax benefit from stock based payments	(467)	(39,384)	(82,862)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	2,287,237	(112,150)	2,249,347
Inventories	4,908,760	(1,912,971)	(2,740,228)
Prepaid income taxes	(337,274)	1,418,576	780,205
Other current assets	(10,116)	116,415	(237,824)
Accounts payable	827,562	305,782	741,144
Accrued compensation and benefits	1,791,395	33,524	821,362
Other accrued expenses	(263,369)	249,802	96,193
Income taxes payable	(21,112)	(428,399)	(694,370)
Other	(116,707)	(356,814)	(246,480)

Net cash provided by operating activities	17,637,121	10,222,717	10,592,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,237,558)	(2,462,145)	(4,680,694)
Purchases of investments	(34,841,042)
Proceeds from the sale of fixed assets	106,672	396,857	2,196,337
Proceeds from the sale of investments	16,099,000

Net cash used in investing activities	(21,872,928)	(2,065,288)	(2,484,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,332,666)	(4,132,815)	(3,685,673)
Mortgage principal payments	(348,373)	(322,309)	(935,113)
Proceeds from issuance of common stock	170,626	376,218	995,565
Excess tax benefit from stock based payments	467	39,384	82,862
Purchase of common stock	(53,117)	(3,222,497)	(4,041,719)

Net cash used in financing activities	(4,563,063)	(7,262,019)	(7,584,079)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	140,757	(371,728)	153,090

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,658,113)	523,682	676,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,951,561	29,427,879	28,751,172

CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,293,448	$29,951,561	$29,427,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$4,472,507	$4,031,223	$3,588,852
Interest paid	225,883	211,723	267,176
Dividends declared not paid	1,169,040	994,169	1,029,130

NON-CASH INVESTING AND FINANCING INFORMATION:
Mortgage assumed for acquisition of building			4,380,269

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks subsidiary that designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides IT services; Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated.

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, asset impairment evaluations, accruals for compensation plans, self insured medical and dental accruals, pension liabilities, lower of cost or market inventory adjustments, provisions for income taxes and deferred taxes and depreciable lives of fixed assets.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2009, the Company had $21.3 million in cash and cash equivalents. Of this amount, $13.0 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2009. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (See Accumulated Comprehensive income below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $1,698,000, $1,865,000 and $2,150,000 for 2009, 2008 and 2007, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. The Company reassess the value of our reporting units and related goodwill balances at the end of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2009 and 2008, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2009	2008

Beginning balance	$593,000	$518,000
Amounts charged to (recovered from) expense	407,000	467,000
Actual warranty costs paid	(352,000)	(392,000)

Ending balance	$648,000	$593,000

Accumulated Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2009	2008

Foreign currency translation	$(1,089,760)	$(852,374)
Unrealized gain on available-for-sale investments	33,802
Minimum pension liability	928,836	643,836

	$(127,122)	$(208,538)

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $1,707,000 in 2009, $1,792,000 in 2008 and $592,000 in 2007.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 12,519 shares, 23,137 shares and 69,413 shares in 2009, 2008 and 2007, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2009, 2008, and 2007 was 81,000, 155,900 and 116,900, respectively.

Stock compensation: The Company accounts for stock-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2009	2008

Finished goods	$15,195,132	$17,924,907
Raw and processed materials	9,403,185	11,473,536

	$24,598,317	$29,398,443

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	December 31

		2009	2008

Land		$3,104,569	$3,051,600
Buildings and improvements	7-40 years	8,335,344	8,107,132
Machinery and equipment	3-15 years	21,482,373	22,355,113
Furniture and fixtures	5-10 years	3,518,607	3,351,143
Construction in progress			44,715

		36,440,893	36,909,703
Less accumulated depreciation		(23,119,068)	(24,895,162)

		$13,321,825	$12,014,541

During 2009, Austin Taylor suffered operating losses which represented an event that required the related fixed assets to be tested for impairment. The Company completed an evaluation at the end of 2009 and identified an impairment charge on machinery and equipment assets totaling $196,000.

On January 17, 2008 the Company was notified by VIDE, a customer of JDL Technologies under successive one year contracts since 1998, that the Company was not selected as VIDE’s vendor effective July 1, 2008. The decision of VIDE to select another vendor for the next contract year represented an event that required the related asset group to be tested for impairment. The Company completed this evaluation in the first quarter of fiscal 2008 and identified an impairment of the network infrastructure supporting services provided to VIDE to the extent of its total net book value of $2,295,000.

NOTE 4 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2009, 2008 and 2007 were $420,000, $410,000, and $407,000, respectively.

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2009 and 2008:

	2009	2008

Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,891,000	$5,685,000
Service cost	37,000	35,000
Interest cost	261,000	243,000
Participant contributions	16,000	9,000
Actuarial (gains)/losses	(199,000)	(223,000)
Benefits paid	(169,000)	(294,000)
Foreign currency (gains)/losses	388,000	(1,564,000)

Benefit obligation at the end of the year	4,623,000	3,891,000

Change in plan assets:
Fair value of plan assets at beginning of year	4,457,000	6,080,000
Actual return on plan assets	83,000	174,000
Employer contributions	191,000	161,000
Participant contributions	16,000	9,000
Benefits paid	(169,000)	(294,000)
Foreign currency gains (losses)	445,000	(1,673,000)

Fair value of plan assets at end of year	5,023,000	4,457,000

Funded status at end of year – net asset /(liability)	$400,000	$566,000

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	5.8%	6.3%
Expected return on assets	5.0%	5.4%

The plans are funded through UK government gilts and an insurance contract both recorded in the financial statements at fair value. The related amounts for each of these investments were $2,711,000 and $2,312,000 as of December 31, 2009 and were determined to be level 2 and level 3 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active. Level 3 investments are valued based on significant unobservable inputs.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2009.

The Company expects to make contributions of $57,000 to the plan in 2010.

The Company estimates its future pension benefit payments will be as follows:

2010	$247,000
2011	180,000
2012	205,000
2013	274,000
2014	374,000
2015 thru 2019	1,814,000

Components of the Company’s net periodic pension costs are:

	2009	2008	2007

Service cost	$37,000	$35,000	$52,000
Interest cost	261,000	243,000	314,000
Expected return on assets	(226,000)	(237,000)	(312,000)
Amortization of unrecognized (gain)/loss

Net periodic pension cost	$72,000	$41,000	$54,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $440,000, $789,000 and $1,328,000 in 2009, 2008 and 2007 respectively. Sublease income received was $12,000, $12,000 and $28,000 in 2009, 2008 and 2007 respectively. At December 31, 2009, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2010	$142,000
2011	77,000
2012	67,000
Thereafter

$286,000

Long-term debt: As part of the purchase of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $2,774,000 at December 31, 2009. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2010	$373,000
2011	399,000
2012	427,000
2013	457,000
2014	490,000
Thereafter	628,000

Line of credit: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2009 and 2008. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at December 31, 2009). The credit agreement expires September 30, 2010 and is secured by assets of the Company.

As of December 31, 2009, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2009 and 2008, and the entire credit line is available for use.

Long-term compensation plans: The Company has a performance unit incentive plan (PUP). The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if return on asset goals are met. Awards are made every other year and are given in the form of cash at the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. The Company accrued PUP expense of $734,000, $775,000 and $421,000 in 2009, 2008 and 2007, respectively. Accrual balances for long-term compensation plans at December 31, 2009 and 2008 was $2,144,000 and $1,410,000, respectively. PUP awards paid were $0 in 2009, $679,000 in 2008 and $0 in 2007. Remaining PUP awards will be paid out in 2010 and 2012.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against such actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 6 – STOCK COMPENSATION

Stock-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Stock-based compensation expense recognized under for 2009, 2008 and 2007 was $32,000, $42,000 and $49,000 before income taxes and $20,000, $27,000 and $32,000 after income taxes, respectively. At December 31, 2009 all outstanding options were vested.

The fair value of awards issued under the Company’s stock option plan and Employee Stock Purchase Plan transactions is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2009	2008	2007

Expected volatility	28.3%	26.6%	31.4%
Risk free interest rate	3.4%	3.8%	5.2%
Expected holding period	7 years	7 years	7 years
Dividend yield	4.9%	4.0%	3.9%

Fair value of all options granted was approximately $32,000, $42,000 and $49,000 in 2009, 2008 and 2007, respectively

Common shares are reserved for issuance in connection with a nonqualified stock option plan under which up to 300,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. 31,000 shares are available to be issued under the plan at December 31, 2009. Stock options were granted to non-employee directors for 18,000 shares in 2009, 2008 and 2007.

Common shares are also reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. 1,123,739 shares are available to be issued under the plan at December 31, 2009. Options granted to officers and key employees expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years. The Company did not issue any options under this plan in 2009, 2008 or 2007.

Changes in outstanding employee and director stock options during the three years ended December 31, 2009 were as follows:

	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2006	570,280	9.53
Granted	18,000	10.22
Exercised	(175,930)	8.15
Canceled	(14,900)	13.90

Outstanding at December 31, 2007	397,450	10.01
Granted	18,000	11.41
Exercised	(38,800)	7.48
Canceled	(25,300)	15.04

Outstanding at December 31, 2008	351,350	9.99
Granted	18,000	9.73
Exercised	(6,400)	10.71
Canceled	(173,950)	10.18

Outstanding at December 31, 2009	189,000	9.77

All outstanding options were fully vested and currently exercisable at December 31, 2009. The aggregate intrinsic value of all outstanding in-the-money options was $545,000 based on the Company’s stock price at December 31, 2009. The intrinsic value of options exercised during the year was $30,000, $142,000 and $521,000 in 2009, 2008 and 2007, respectively. The following table summarizes the status of stock options outstanding at December 31, 2009:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	72,000	2.9 years	$7.72
$8.65 to $9.99	36,000	7.9 years	9.67
$10.00 to $12.00	57,000	7.0 years	10.59
$12.01 to $15.00	24,000	0.4 years	14.13

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $0, $108,000 and $83,000 in 2009, 2008 and 2007 respectively. The tax benefit amounts have been credited to additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 500,000 common shares have been reserved. Employees are able to acquire shares through payroll deductions at 95% of the price at the end of each semi-annual plan. 87,828 shares remain available under the Plan for purchase as of December 31, 2009.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2009, the ESOP held 526,240 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2009 ESOP contribution was $471,563 for which the Company issued 37,907 shares in March 2010. The 2008 ESOP contribution was $444,077 for which the Company issued 56,933 shares in 2009. The Company’s 2007 ESOP contribution was $454,754 for which the Company issued 38,296 shares of common stock to the ESOP in March 2008.

NOTE 7 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In September 2006 and October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 106-18 on the open market, in block trades or in private transactions. At December 31, 2009, 481,938 additional shares could be repurchased under outstanding Board authorizations.

SHAREHOLDER RIGHTS PLAN

On December 23, 2009 the Board of Directors adopted a shareholders’ rights plan. Under this plan, the Board of Directors declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $41. The rights expire on December 23, 2019. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 16.5% or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 16.5% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 8 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2009	2008	2007

Currently payable income taxes:
Federal	$3,766,000	$3,765,000	$3,082,000
State	362,000	492,000	385,000
Foreign	(14,000)	798,000	208,000

	4,114,000	5,055,000	3,675,000

Deferred income taxes (benefit)	642,000	(485,000)	837,000

	$4,756,000	$4,570,000	$4,512,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax losses of $1,252,000 and $64,000 in 2009 and 2008, respectively and pretax income of $495,000 in 2007. As of December 31, 2009, Austin Taylor’s net operating loss carry-forward was $4,416,000. The Company is uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has a reserve against the potential carry-forward benefit.

In 2007 Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Shanghai Ling had pretax losses of $190,000, $1,252,000, and $196,000 in 2009, 2008, and 2007 respectively. At the end of 2009, Shanghai Ling’s net operating loss carry-forward was $1,638,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to a valuation allowance against the full amount of the potential carry-forward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2009	2008	2007

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(0.9)	(0.9)	(0.9)
State income taxes, net of federal benefit	2.5	2.1	2.2
Foreign income taxes, net of operating loss valuation reserve	4.9	2.3	2.0
Tax exempt interest income	—	—	(2.1)
Impairment of goodwill	—	2.2	—
Other	2.5	0.2	1.3

Effective tax rate	44.0%	40.9%	37.5%

Deferred tax assets and liabilities as of December 31 related to the following:

	2009	2008

Deferred tax assets:
Allowance for doubtful accounts	$186,000	$81,000
Inventory	2,706,000	2,435,000
Accrued and prepaid expenses	683,000	848,000
Domestic net operating loss carry-forward	345,000	425,000
Long-term compensation plans	331,000	331,000
Nonemployee director stock compensation	63,000	52,000
State income taxes	54,000	49,000
Foreign net operating loss carry-forwards and credits	2,228,000	1,676,000

Gross deferred tax assets	6,596,000	5,897,000
Valuation allowance	(1,771,000)	(1,382,000)

Net deferred tax assets	4,825,000	4,515,000

Deferred tax liabilities
Depreciation	(1,195,000)	(361,000)
Intangible assets	(264,000)	(146,000)

Gross deferred tax liability	(1,459,000)	(507,000)

Total net deferred tax asset/(liability)	$3,366,000	$4,008,000

As part of a previous acquisition, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2009, the Company has $986,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

The Company assesses uncertain tax positions in accordance with current accounting guidance. Under this guidance, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

Changes in the Company’s unrecognized tax benefits are summarized as follows:

	2009	2008	2007

Unrecognized tax benefits – January 1	$380,000	$656,000	$1,076,000
Gross increases - tax positions in prior period	—	118,000	4,000
Gross decreases - tax positions in prior period	—		(430,000)
Gross increases - current period tax positions	66,000	81,000	6,000
Settlements	—		(430,000)
Expiration of statute of limitations	(97,000)	(45,000)	—

Unrecognized tax benefits – December 31, 2009	$349,000	$380,000	$656,000

The Company’s income tax liability accounts included accruals for interest and penalties of $374,000 at December 31, 2009. Included in the balance of unrecognized tax benefits at December 31, 2009 are $583,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $86,000 in the next twelve months due to statute of limitations expirations.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2006 tax year. Puerto Rico has no statute of limitations on tax returns.

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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica were approximately $279,000 at December 31, 2009. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and the U.S. Virgin Islands. Austin Taylor operates a manufacturing facility in the United Kingdom (U.K.) and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 82%, 71% and 81% of sales from continuing operations in 2009, 2008 and 2007 respectively. In 2009, sales to one of Transition Networks’ customers accounted for 16.7% and one of Suttle’s customers accounted for 12.2% of sales. In 2008, sales to one of Transition Networks’ customers accounted for 11.7% and one of Suttle’s customers accounted for 12.4% of sales. No customer accounted for more than 10% of sales in 2007.

Information concerning the Company’s continuing operations in the various segments for the twelve-month periods ended December 31, 2009, 2008 and 2007 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2009
Sales	$42,866,947	$55,098,346	$8,765,415	$3,061,499	$—	$109,792,207
Cost of sales	33,095,673	25,768,865	6,011,918	3,067,101	—	67,943,557

Gross profit	9,771,274	29,329,481	2,753,497	(5,602)	—	41,848,650
Selling, general and administrative expenses	6,054,170	19,371,120	1,298,790	1,012,194	3,697,823	31,630,117
Impairment				196,020		—

Operating income (loss)	$3,717,104	$9,958,361	$1,454,707	$(1,213,816)	$(3,697,823)	$10,218,533

Depreciation and amortization	$651,407	$579,816	$155,744	$76,495	$234,859	$1,698,321

Capital expenditures	$2,667,916	$355,129	$37,026	$114,153	$63,334	$3,237,558

Assets	$21,110,624	$29,640,360	$1,548,930	$4,044,746	$46,569,034	$102,913,694

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2008
Sales	$44,421,377	$62,924,469	$9,837,526	$5,516,306	$—	$122,699,678
Cost of sales	33,643,844	31,952,354	5,625,666	4,786,298	—	76,008,162

Gross profit	10,777,533	30,972,115	4,211,860	730,008	—	46,691,516
Selling, general and administrative expenses	6,044,718	20,672,700	1,104,732	815,461	4,470,877	33,108,488
Impairment			2,999,441			2,999,441

Operating income (loss)	$4,732,815	$10,299,415	$107,687	$(85,453)	$(4,470,877)	$10,583,587

Depreciation and amortization	$646,969	$586,236	$308,936	$105,127	$217,843	$1,865,111

Capital expenditures	$482,399	$474,656	$12,262	$92,233	$1,400,595	$2,462,145

Assets	$22,722,488	$30,291,569	$3,853,243	$4,323,044	$37,547,447	$98,737,791

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2007
Sales from continuing operations	$48,135,180	$53,062,681	$13,219,376	$6,826,011	$—	$121,243,248
Cost of sales	35,104,903	28,851,469	9,186,070	5,215,096	—	78,357,538

Gross Profit	13,030,277	24,211,212	4,033,306	1,610,915	—	42,885,710
Selling, general and administrative expenses	7,201,835	18,608,291	2,466,044	1,132,015	3,214,957	32,623,142

Operating income (loss)	$5,828,442	$5,602,921	$1,567,262	$478,900	$(3,214,957)	$10,262,568

Depreciation and amortization	$746,474	$491,481	$704,660	$145,319	$71,250	$2,159,184

Capital expenditures	$643,029	$1,484,977	$103,808	$135,967	$2,302,474	$4,670,255

Assets	$27,102,439	$26,149,088	$7,336,651	$5,273,183	$34,898,952	$100,760,313

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 include money market funds within cash equivalents of $12,972,000 classified as level one within the hierarchy and certificate of deposits within investments of $18,776,000 classified as level two. The Company does not have any assets or liabilities classified as level three within the hierarchy.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by segment are as follows:

	JDL Technologies	Suttle	Transition Networks	Total

January 1 2008	$703,878	$1,271,986	$3,288,231	$5,264,095
Impairment	(703,878)			(703,878)

December 31, 2008	—	1,271,986	3,288,231	4,560,217

December 31, 2009	$—	$1,271,986	$3,288,231	$4,560,217

Gross goodwill	$703,878	$1,271,986	$3,288,231	$5,264,095
Accumulated impairment losses	(703,878)			(703,878)

Balance at December 31, 2009	$—	$1,271,986	$3,288,231	$4,560,217

On January 17, 2008, VIDE, at that time a major customer of the JDL Technologies segment under successive one year contracts since 1998, notified the company that JDL was not selected as a vendor to provide services to VIDE effective July 1, 2008. The loss of the VIDE contract represented an event that required goodwill to be tested for impairment. The Company completed the evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000. The Company has determined that there were no additional impairments as of December 31, 2008 and 2009.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2009
Sales	$26,765	$28,584	$28,107	$26,336
Gross margins	9,779	10,650	10,868	10,552
Operating income	1,777	2,768	3,349	2,325
Net income	1,223	1,748	1,861	1,212

Basic net income per share	$.15	$.21	$.22	$.15
Diluted net income per share	$.15	$.21	$.22	$.14

2008
Sales	$30,321	$31,291	$32,683	$28,405
Gross margins	11,451	11,262	13,527	10,452
Operating income	199	2,930	5,236	2,219
Net income	186	2,261	2,794	1,370

Basic net income per share	$.02	$.26	$.33	$.17
Diluted net income per share	$.02	$.26	$.32	$.17

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

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of December 31, 2009 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

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

Information Incorporated by Reference

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 18, 2010 Annual Meeting of Shareholders (“2010 Proxy Materials”), which information is expressly incorporated by reference herein. The information called for with respect to the Company’s officers by paragraph [b] of Item 401 is set forth under Item 1(c) (3) herein. The information called for by Item 405 under Regulation S-K regarding Exchange Act, Section 16 (a) compliance, to the extent applicable, will be set forth under the caption “Certain Transactions” in the Company’s 2010 Proxy Materials.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

Information required pursuant to Item 407 under Regulation S-K will be presented in the Company’s 2010 Proxy Materials.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K to the extent applicable, will be set forth under the caption “Executive Compensation” in the Company’s 2010 Proxy Materials, which information is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2010 Proxy Materials, which information is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) under Regulation S-K will be provided in the Company’s 2010 Proxy Materials to the extent applicable, and such information, if any, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2010 Proxy Materials, which information is expressly incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 28 to 45 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

•	Notes to Consolidated Financial Statements

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

COMMUNICATIONS SYSTEMS, INC.

Dated: March 18, 2010	/s/ Jeffrey K. Berg

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

Signature	Title	Date

/s/Jeffrey K. Berg	President, Chief Executive Officer	March 18, 2010
and Director

/s/David T. McGraw	Vice President, Treasurer and	March 18, 2010
Chief Financial Officer (Principal
David T. McGraw	Financial Officer and Principal
Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 18, 2010
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 18, 2010

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 18, 2010

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 18, 2010

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 18, 2010

Gerald D. Pint

/s/Roger H.D. Lacey	Director	March 18, 2010

Roger H.D. Lacey

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2009

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2009	$219,000	$310,000	$(24,000	) (A)		$505,000

December 31, 2008	$198,000	$79,000	$(58,000	) (A)		$219,000

December 31, 2007	$585,000	$22,000	$(409,000	) (A)		$198,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2009

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2009

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

10.1	1987 Stock Plan	Filed as Exhibit 10.1 to the Form 10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	Employee Savings Plan	Filed as Exhibit 10.2 to the 1993 Form 10-K and incorporated herein by reference.

10.3	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.4	Employee Stock Purchase Plan, as amended to December 2008	Filed as Exhibit 10.4 to the 2008 Form 10-K and incorporated herein by reference.

10.5	Stock Option Plan for Nonemployee Directors	Filed as Exhibit 10.5 to the 1993 Form 10-K and incorporated herein by reference.

10.6	1992 Stock Plan	Filed as Exhibit 10.6 to the 1993 Form 10-K and incorporated herein by reference.

10.7	Flexible Benefit Plan	Filed as Exhibit 10.7 to the 1993 Form 10-K and incorporated herein by reference.

10.8	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	Form of Rights Agreement, dated as of October 26, 1999 between the Company and Wells Fargo Bank Minnesota, National Association	Filed as Exhibit 1 to the Company’s Form 8-A on November 8, 1999 and incorporated herein by reference.

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2009

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Independent Auditors’ Report	Filed herewith.
24	Power of Attorney	Included in signatures at page 48.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.