Form 10-Q
period 2010-03-31
COMMUNICATIONS SYSTEMS INC
filed 2010-05-12
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2010
Common Stock, par value $.05 per share	NASDAQ	8,359,270

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2010	December 31 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,884,714	$21,293,448
Investments	15,795,728	11,236,940
Trade accounts receivable, less allowance for doubtful accounts of $465,000 and $505,000, respectively	17,083,922	15,042,411
Inventories	24,752,077	24,598,317
Prepaid income taxes	0	337,274
Other current assets	806,473	884,555
Deferred income taxes	3,751,368	3,574,501
TOTAL CURRENT ASSETS	74,074,282	76,967,446
PROPERTY, PLANT AND EQUIPMENT, net	13,377,814	13,321,825
OTHER ASSETS:
Investments	9,428,692	7,538,903
Goodwill	4,560,217	4,560,217
Prepaid pensions	275,744	399,743
Other assets	122,672	125,560
TOTAL OTHER ASSETS	14,387,325	12,624,423
TOTAL ASSETS	$101,839,421	$102,913,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$379,330	$372,926
Accounts payable	5,222,538	4,986,028
Accrued compensation and benefits	2,817,623	4,855,899
Other accrued liabilities	1,329,826	1,370,105
Income taxes payable	302,826	0
Dividends payable	1,170,058	1,169,040
TOTAL CURRENT LIABILITIES	11,222,201	12,753,998

LONG TERM LIABILITIES:
Long-term compensation plans	1,461,895	887,210
Income taxes payable	734,481	723,534
Deferred income taxes	253,887	208,111
Long term debt - mortgage payable	2,304,280	2,401,548
TOTAL LONG-TERM LIABILITIES	4,754,543	4,220,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,357,558 and 8,352,883 shares issued and outstanding, respectively	417,878	417,644
Additional paid-in capital	33,696,488	33,641,510
Retained earnings	52,168,127	52,007,261
Accumulated other comprehensive income, net of tax	(419,816)	(127,122)
TOTAL STOCKHOLDERS’ EQUITY	85,862,677	85,939,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,839,421	$102,913,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31
	2010	2009

Sales from operations	$25,882,011	$26,764,958

Costs and expenses:
Cost of sales	15,366,950	16,985,514
Selling, general and administrative expenses	8,394,796	8,002,809
Total costs and expenses	23,761,746	24,988,323
Operating income	2,120,265	1,776,635

Other income and (expenses):
Investment and other income	38,622	210,537
Gain on sale of assets	6,420	8,630
Interest and other expense	(52,489)	(59,091)
Other (loss) income, net	(7,447)	160,076

Income before income taxes	2,112,818	1,936,711

Income tax expense	781,894	713,780

Net income	1,330,924	1,222,931

Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	(102,462)	11,961
Unrealized gains on available-for-sale securities	18,000
Foreign currency translation adjustment	(208,232)	(74,629)
Total other comprehensive loss, net of tax	(292,694)	(62,668)

Comprehensive net income	$1,038,230	$1,160,263

Basic net income per share:	$.16	$.15

Diluted net income per share:	$.16	$.15

Average Basic Shares Outstanding	8,356,873	8,316,753
Average Dilutive Shares Outstanding	8,388,478	8,319,373
Dividends per share	$.14	$.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Cumulative
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293
Net income				1,330,924		$1,330,924
Issuance of common stock under Employee Stock Purchase Plan	4,675	234	54,978			$55,212
Shareholder dividends				(1,170,058)		$(1,170,058)
Other comprehensive income					(292,694)	$(292,694)
BALANCE AT MARCH 31, 2010	8,357,558	$417,878	$33,696,488	$52,168,127	$(419,816)	$85,862,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,330,924	$1,222,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486,692	445,449
Deferred income taxes	(131,091)	(72,995)
(Gain) loss on sale of assets	(6,420)	(8,630)
Changes in assets and liabilities:
Trade receivables	(2,085,915)	388,618
Inventories	(204,684)	1,488,099
Prepaid income taxes	337,274
Other current assets	76,721	210,269
Accounts payable	255,857	(1,250,199)
Accrued compensation and benefits	(1,463,591)	79,223
Other accrued expenses	(36,744)	165,099
Income taxes payable	313,773	(39,605)
Other		(22,104)
Net cash (used in) provided by operating activities	(1,127,204)	2,606,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(555,608)	(370,942)
Purchases of investments	(9,698,600)	(18,109,595)
Proceeds from the sale of fixed assets	7,524	10,545
Proceeds from the sale of investments	3,268,023	3,472,000
Net cash used in investing activities	(6,978,661)	(14,997,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,169,040)	(994,168)
Mortgage principal payments	(90,864)	(84,882)
Proceeds from issuance of common stock	55,212	66,629
Purchase of common stock		(26,125)
Net cash used in financing activities	(1,204,692)	(1,038,546)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(98,177)	(14,711)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,408,734)	(13,445,094)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,293,448	29,951,561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,884,714	$16,506,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$260,893	$826,381
Interest paid	52,731	58,747
Dividends declared not paid	1,170,058	1,001,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies (“JDL”) business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

Financial statement presentation
The condensed consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of March 31, 2010 and 2009 and the related consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Cash equivalents and investments

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2010, the Company had $11.9 million in cash and cash equivalents. Of this amount, $3.0 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit that are fully insured through the FDIC.

The Company had $25.2 million in investments which consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at March 31, 2010. Of the $25.2 million in investments, $15.8 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

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

JDL generally records revenue on hardware, software and related equipment sales and installation contracts when the revenue recognition criteria are met and products are installed and accepted by customer. JDL records revenue on service contracts on a straight-line basis over the contract period, unless evidence suggests the revenue is earned in a different pattern. Each contract is individually reviewed to determine when the earnings process is complete.

Comprehensive income

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31 2010	December 31 2009
Foreign currency translation	$(1,297,992)	$(1,089,760)
Unrealized gain on available-for-sale investments	51,802	33,802
Minimum pension liability	826,374	928,836
	$(419,816)	$(127,122)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At March 31, 2010, 1,123,739 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual shareholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At March 31, 2010, 31,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (“ESPP”) for which 500,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current quarterly plan term, which is March 31, 2010. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost.

No stock compensation expense was recognized for the three month periods ended March 31, 2010 and 2009. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2010 and 2009 were $0.

The following table summarizes the stock option transactions for the three months ended March 31, 2010. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2009	189,000	$9.77	4.75 years
Issued	—	—
Exercised	—	—
Canceled	—	—
Outstanding – March 31, 2010	189,000	9.77	4.50 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2010 was $626,000. The intrinsic value of all options exercised during the three months ended March 31, 2010 was $0. Net cash proceeds from the exercise of all stock options were $0 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2010	December 31 2009
Finished goods	$14,708,477	$15,195,132
Raw and processed materials	10,043,600	9,403,185
Total	$24,752,077	$24,598,317

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

The following table presents the changes in the Company’s warranty liability for the three months ended March 31, 2010 and 2009, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2010	2009
Beginning Balance	$648,000	$593,000
Actual warranty costs paid	(18,000)	(95,000)
Amounts charged to expense	(50,000)	160,000
Ending balance	$580,000	$658,000

NOTE 5 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 6 – INCOME TAXES

In the preparation of the Company’s condensed consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, that are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

At March 31, 2010 there was $591,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and the years 2005-2008 remain open to examination by various state tax departments. The tax years from 2007-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 37% for the first three months of 2010. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions. Although the foreign operating losses may ultimately be deductible in the countries in which they have occurred, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 2.2% for the three months ended March 31, 2010. There were no additional uncertain tax positions identified in the first quarter of 2010. The Company’s effective income tax rate for the three months ended March 31, 2009 was 37%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

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

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2010 and 2009 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2010:
Sales	$9,927,105	$13,753,196	$1,295,719	$905,991	$—	$25,882,011
Cost of sales	7,276,458	6,330,882	934,898	824,712	—	$15,366,950
Gross profit	2,650,647	7,422,314	360,821	81,279	—	10,515,061
Selling, general and administrative expenses	1,787,899	4,893,304	387,196	248,554	1,077,843	$8,394,796
Operating income (loss)	$862,748	$2,529,010	$(26,375)	$(167,275)	$(1,077,843)	$2,120,265

Depreciation and amortization	$217,037	$147,023	$37,919	$12,202	$72,510	$486,692

Capital expenditures	$463,796	$26,590	$11,787	$14,648	$38,787	$555,608

Assets	$20,160,161	$30,071,446	$2,540,094	$3,890,113	$45,177,607	$101,839,421

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2009:
Sales	$11,850,004	$12,136,783	$2,081,068	$697,103	$—	$26,764,958
Cost of sales	9,069,855	5,824,834	1,437,413	653,412	—	$16,985,514
Gross profit	2,780,149	6,311,949	643,655	43,691	—	9,779,444
Selling, general and administrative expenses	1,566,242	4,923,330	320,552	280,936	911,748	$8,002,808
Operating income (loss)	$1,213,907	$1,388,619	$323,103	$(237,245)	$(911,748)	$1,776,636

Depreciation and amortization	$150,164	$147,424	$41,484	$14,973	$91,404	$445,449

Capital expenditures	$239,097	$75,301	$—	$40,299	$16,245	$370,942

Assets	$22,368,797	$27,188,008	$3,629,215	$4,278,670	$40,341,460	$97,806,150

NOTE 8 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 10 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three months Ended March 31
	2010	2009
Service cost	$9,000	8,000
Interest cost	62,000	60,000
Expected return on plan assets	(54,000)	(58,000)
	$17,000	$10,000

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 31,605 shares and 2,619 shares for the respective three month periods ended March 31, 2010 and 2009. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 24,000 and 191,900 at March 31, 2010 and 2009, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 include money market funds within cash and cash equivalents of $3,032,000 classified as level one within the hierarchy and certificate of deposits within investments of $25,224,000 classified as level two. The Company does not have any assets or liabilities classified as level three within the hierarchy.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events that would require further disclosure.

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

Three Months Ended March 31, 2010 Compared to
Three Months Ended March 31, 2009

Consolidated sales decreased in 2010 to $25,882,000 compared to $26,765,000 in 2009. Consolidated operating income in 2010 increased to $2,120,000 compared to $1,777,000 in the first quarter of 2009.

Net income in 2010 increased to $1,331,000 compared to $1,223,000 in the first quarter of 2009.

Suttle

Suttle sales decreased 16% in the first quarter of 2010 to $9,927,000 compared to $11,850,000 in the same period of 2009 due to a general slow down in the housing market. Sales by customer groups in the first quarter of 2010 and 2009 were:

	Suttle Sales by Customer Group
	2010	2009
Major telephone companies	$4,515,000	$6,956,000
Distributors/OEM	3,255,000	2,587,000
International	1,431,000	1,259,000
Other	726,000	1,048,000
	$9,927,000	$11,850,000

Suttle’s sales by product groups in first quarter of 2010 and 2009 were:

	Suttle Sales by Product Group
	2010	2009
Modular connecting products	$4,213,000	$4,557,000
DSL products	3,070,000	3,632,000
Structured cabling products	2,490,000	3,491,000
Other products	154,000	170,000
	$9,927,000	$11,850,000

Sales to the major telephone companies (“RBOCs”) decreased 35% in 2010 due to a decrease in sales of DSL products, an accelerating decline in voice markets and the continued impact of the contraction of the U.S. housing market. Sales to these customers accounted for 45% of Suttle’s sales in the 2010 first quarter compared to 59% of sales in 2009. Sales to distributors, original equipment manufacturers (“OEMs”), and electrical contractors increased 26% in 2010 due to DSL products. This customer segment accounted for 33% and 22% of sales in the first quarters of 2010 and 2009, respectively. International sales increased 14% and accounted for 14% of Suttle’s first quarter 2010 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 16% to $726,000.

Modular connecting products sales have decreased 8% due to a slowing of the home building business and accelerated decline in the voice market. Sales of DSL products decreased 15% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products decreased 29% due to the contraction of the housing market, specifically the multi-dwelling unit space.

Suttle’s gross margin decreased 5% in the first quarter of 2010 to $2,651,000 compared to $2,780,000 in the same period of 2009. Gross margin percentage increased to 27% in 2010 from 23% in 2009 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices versus major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses increased $222,000 or 14% in the first quarter of 2010 compared to the same period in 2009, due to increased spending in the Company’s technology development initiative. Suttle’s operating income was $863,000 in the first quarter of 2010 compared to operating income of $1,214,000 in 2009.

Transition Networks

Transition Networks sales increased 13% to $13,753,000 in the first quarter of 2010 compared to $12,137,000 in 2009.

First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2010	2009
North America	$11,095,000	$9,787,000
Europe, Middle East, Asia (“EMEA”)	1,080,000	1,190,000
Rest of world	1,578,000	1,160,000
	$13,753,000	$12,137,000

Sales in North America increased 13% or $1,309,000 due to an improving economic situation in the United States and Canada and increased activity in all vertical market segments and product groups. International sales increased $308,000, or 13% primarily due to improved economic activity in Asia and Latin America. The EMEA region continues to be sluggish in its economic recovery and sales remain essentially flat in that region.

The following table summarizes Transition Networks’ 2010 and 2009 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2010	2009
Media converters	$10,426,000	$9,616,000
Ethernet switches	870,000	547,000
Ethernet adapters	1,602,000	1,316,000
Other products	855,000	658,000
	$13,753,000	$12,137,000

Gross margin on first quarter Transition Networks’ sales increased 18% to $7,422,000 in 2010 from $6,312,000 in 2009. Gross margin as a percentage of sales was 54% in 2010, compared to 52% in the 2009 period. The increase is due to the mix of products with an increase in some higher margin conversion products and Ethernet adapters and lower operating expenses for the indirect costs related to gross margin. Selling, general and administrative expenses were flat at $4,893,000 in 2010 compared to $4,923,000 in 2009. Operating income increased to $2,529,000 in 2010 compared to $1,389,000 in 2009.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2010 first quarter sales of $1,296,000 compared to $2,081,000 in 2009.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2010	2009
Broward County FL schools	$1,200,000	$2,011,000
All other	96,000	70,000
	$1,296,000	$2,081,000

Revenues earned in Broward County FL decreased $812,000 or 40% in 2010. The decrease was the result of Broward County receiving contract funding approval six months later than the usual announcement timeframe, which will result in higher revenue in the subsequent quarters of 2010.

JDL gross margin was $361,000 in the first quarter of 2010 compared to $644,000 in the same period in 2009. Gross margin as a percentage of sales decreased to 28% in 2010 from 31% in 2009 due to on-going overhead costs against lower than projected revenues for the period. Selling, general and administrative expenses increased in 2010 to $387,000 compared to $321,000 in 2009 due to increased travel and relocation costs due to a change in management in the first quarter 2010. JDL reported an operating loss of $26,000 in the first quarter of 2010 compared to operating income of $323,000 in the same period of 2009.

Austin Taylor

Austin Taylor’s revenues increased to $906,000 for the first quarter of 2010, compared to $697,000 in 2009. This increase is due to broader product sales into the OEM market and deeper sales penetration into the UK and Ireland distribution network. Gross margin increased 84% to $81,000 in 2010 from $44,000 in 2009. Gross margin as a percentage of sales was 9% in 2010 compared to 6% in 2009. This increase was due to a gain in manufacturing efficiency resulting from a recently implemented cost reduction and process improvement program. Austin Taylor reported an operating loss in 2010 of $167,000 compared to $237,000 in 2009.

Other

Net investment income decreased to a loss of $7,000 in 2010 as compared to income of $160,000 in 2009. Income before income taxes increased to $2,113,000 in 2010 compared to $1,937,000 in 2009. The Company’s effective income tax rate was 37% in both 2010 and 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions.

Liquidity and Capital Resources

At March 31, 2010, the Company had approximately $37,109,000 of cash equivalents and investments compared to $40,069,000 of cash equivalents and investments at December 31, 2009. The Company had current assets of approximately $74,074,000 and current liabilities of $11,222,000 at March 31, 2010 compared to current assets of $76,967,000 and current liabilities of $12,754,000 at December 31, 2009.

Net cash used in operating activities was $1,127,000 in the first three months of 2010 compared to $2,606,000 provided the same period in 2009. Significant working capital changes from December 31, 2009 to March 31, 2010 included decreased accrued compensation and benefits of $1,464,000 due to the payment of the Company’s long term bonuses in the first quarter of 2010 and an increase in accounts receivable of $2,086,000 due to an overall increase in sales in the first quarter of 2010 as compared to the fourth quarter of 2009.

Net cash used in investing activities was $6,979,000 in the first three months in 2010 compared to cash used of $14,998,000 in the same period in 2009, due to the purchase of certificates of deposit with maturities of greater than 90 days during the quarter, offset by the sale of such investments.

Net cash used in financing activities was $1,205,000 and $1,039,000 in the first three months of 2010 and 2009, respectively. Cash dividends paid in the first three months of 2010 were $1,169,000 ($.14 per common share) compared to $994,000 ($.12 per common share) in the same period in 2009. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $55,000 in the first three months of 2010 and $67,000 in the same period in 2009. In the first three months of 2010, the Company did not purchase any of its outstanding common shares. At March 31, 2010, 481,938 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at March 31, 2010). There were no borrowings on the line of credit during the first three months of 2010 or 2009. The credit agreement expires September 30, 2010 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $91,000 during the first quarter of 2010. The outstanding balance on the mortgage was $2,684,000 at March 31, 2010.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2009 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2010.

The Company’s accounting policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management reviews these estimates and judgments on an ongoing basis.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2010 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of March 31, 2010 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

Changes in Internal Control over Financial Reporting. During the period covered by this Report there was no additional change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Not Applicable

Item 1A. Risk Factors

In addition to the risk factors disclosed elsewhere in this report or in the Company’s 2009 Annual Report on Form 10-K, the following risk factor should be considered when reviewing other information set forth in this report and previously filed reports.

Although we have implemented internal controls and procedures, we cannot ensure that these procedures will prevent all possible errors or fraud. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and procedures will prevent all possible error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations, include, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of persons, by collusion of two or more persons, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Items 2 – 5. Not Applicable

Item 6 Exhibits.

The following exhibits are included herein:

31.1	Certification
31.2	Certification
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: May 12, 2010		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: May 12, 2010		Chief Financial Officer