Form 10-Q
period 2010-06-30
COMMUNICATIONS SYSTEMS INC
filed 2010-08-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2010

Common Stock, par value	NASDAQ	8,398,692
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2010	December 31 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,073,784	$21,293,448
Investments	17,284,937	11,236,940
Trade accounts receivable, less allowance for doubtful accounts of $411,000 and $505,000, respectively	17,257,528	15,042,411
Inventories	25,736,043	24,598,317
Prepaid income taxes	0	337,274
Other current assets	602,140	884,555
Deferred income taxes	4,051,981	3,574,501
TOTAL CURRENT ASSETS	77,006,413	76,967,446
PROPERTY, PLANT AND EQUIPMENT, net	13,207,104	13,321,825
OTHER ASSETS:
Investments	8,652,236	7,538,903
Goodwill	4,560,217	4,560,217
Prepaid pensions	364,617	399,743
Other assets	119,906	125,560
TOTAL OTHER ASSETS	13,696,976	12,624,423
TOTAL ASSETS	$103,910,493	$102,913,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$385,844	$372,926
Accounts payable	4,539,353	4,986,028
Accrued compensation and benefits	2,928,151	4,855,899
Other accrued liabilities	1,455,836	1,370,105
Income taxes payable	943,749	0
Dividends payable	1,259,447	1,169,040
TOTAL CURRENT LIABILITIES	11,512,380	12,753,998

LONG TERM LIABILITIES:
Long-term compensation plans	1,541,187	887,210
Income taxes payable	756,045	723,534
Deferred income taxes	285,343	208,111
Long term debt - mortgage payable	2,205,342	2,401,548
TOTAL LONG-TERM LIABILITIES	4,787,917	4,220,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,396,310 and 8,352,883 shares issued and outstanding, respectively	419,815	417,644
Additional paid-in capital	34,215,438	33,641,510
Retained earnings	53,324,009	52,007,261
Accumulated other comprehensive income, net of tax	(349,066)	(127,122)
TOTAL STOCKHOLDERS’ EQUITY	87,610,196	85,939,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,910,493	$102,913,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Sales from operations	$30,658,824	$28,584,399	$56,540,835	$55,349,357

Costs and expenses:
Cost of sales	17,374,816	17,934,303	32,741,766	34,919,816
Selling, general and administrative expenses	9,092,085	7,882,388	17,486,881	15,885,197
Total costs and expenses	26,466,901	25,816,691	50,228,647	50,805,013
Operating income	4,191,923	2,767,708	6,312,188	4,544,344

Other income and (expenses):
Investment and other income	46,802	280,245	85,425	490,782
(Loss) gain on sale of assets	(15,040)	24,041	(8,620)	32,672
Interest and other expense	(55,961)	(57,703)	(108,451)	(116,795)
Other (loss) income, net	(24,199)	246,583	(31,646)	406,659

Income before income taxes	4,167,724	3,014,291	6,280,542	4,951,003

Income tax expense	1,752,395	1,265,910	2,534,289	1,979,690

Net income	2,415,329	1,748,381	3,746,253	2,971,313

Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	88,882	(240,238)	(13,580)	(228,278)
Unrealized (losses) gains on available-for-sale securitie	(16,520)	66,775	1,481	66,775
Foreign currency translation adjustment	(1,613)	557,799	(209,845)	484,080
Total other comprehensive (loss) income, net of tax	70,749	384,336	(221,944)	322,577

Comprehensive net income	$2,486,078	$2,132,717	$3,524,309	$3,293,890

Basic net income per share:	$.29	$.21	$.45	$.36

Diluted net income per share:	$.29	$.21	$.45	$.36

Average Basic Shares Outstanding	8,373,799	8,343,262	8,365,382	8,330,093
Average Dilutive Shares Outstanding	8,399,720	8,350,628	8,394,504	8,335,162
Dividends per share	$.15	$.12	$.29	$.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293
Net income				3,746,253		$3,746,253
Issuance of common stock under Employee Stock Purchase Plan	6,432	321	76,467			$76,788
Issuance of common stock to Employee Stock Ownership Plan	36,995	1,850	458,368			$460,218
Share based compensation			39,093			$39,093
Shareholder dividends				(2,429,505)		$(2,429,505)
Other comprehensive income					(221,944)	$(221,944)
BALANCE AT JUNE 30, 2010	8,396,310	$419,815	$34,215,438	$53,324,009	$(349,066)	$87,610,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,746,253	$2,971,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978,026	814,454
Share based compensation	39,093	31,571
Deferred income taxes	(400,248)	(514,079)
Loss (gain) on sale of assets	8,620	(32,672)
Excess tax benefit from stock based payments	—	(650)
Changes in assets and liabilities:
Trade receivables	(2,253,333)	416,903
Inventories	(1,192,560)	1,736,690
Prepaid income taxes	337,274	—
Other current assets	285,577	355,195
Accounts payable	(430,378)	1,865,747
Accrued compensation and benefits	(813,553)	495,280
Other accrued expenses	88,977	(5,919)
Income taxes payable	976,260	633,348
Other	—	—
Net cash provided by operating activities	1,370,008	8,767,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(895,485)	(2,318,124)
Purchases of investments	(14,390,147)	(21,758,065)
Proceeds from the sale of fixed assets	11,883	41,536
Proceeds from the sale of investments	7,230,299	7,229,000
Net cash used in investing activities	(8,043,450)	(16,805,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,339,098)	(1,995,656)
Mortgage principal payments	(183,288)	(171,221)
Proceeds from issuance of common stock	76,788	66,821
Excess tax benefit from stock based payments	—	650
Purchase of common stock	—	(26,125)
Net cash used in financing activities	(2,445,598)	(2,125,531)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(100,624)	217,414

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,219,664)	(9,946,589)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,293,448	29,951,561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,073,784	$20,004,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,619,958	$1,860,422
Interest paid	103,753	115,889
Dividends declared not paid	1,259,447	1,168,154

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

Financial statement presentation
The condensed consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of June 30, 2010 and 2009 and the related consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2010 and 2009 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.

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

Cash equivalents and investments

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2010, the Company had $12.1 million in cash and cash equivalents. Of this amount, $1.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalent are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $25.9 million in investments which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at June 30, 2010. Of the $25.9 million in investments, $17.3 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

Revenue Recognition

The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after this time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sale returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

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

Comprehensive income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30 2010	December 31 2009
Foreign currency translation	$(1,299,605)	$(1,089,760)
Unrealized gain on available-for-sale investments	35,283	33,802
Minimum pension liability	915,256	928,836
	$(349,066)	$(127,122)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At June 30, 2010, 1,123,739 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual shareholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At June 30, 2010, 37,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (“ESPP”) for which 500,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current quarterly plan term, which is June 30, 2010. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost. At June 30, 2010, 81,396 shares remain available under the Plan for purchase.

Stock compensation expense recognized for the six month period ended June 30, 2010 was $39,000 before income taxes and $25,000 after income taxes. Stock compensation expense recognized for the six month period ended June 30, 2009 was $32,000 before income taxes and $20,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the six month periods ended June 30, 2010 and 2009 were $0.

The following table summarizes the stock option transactions for the six months ended June 30, 2010. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2009	189,000	$9.77	4.75 years
Issued	18,000	11.82
Exercised	—	—
Canceled	(24,000)	14.13
Outstanding – June 30, 2010	183,000	9.40	5.39 years

18,000 director stock options were granted during the six month period ended June 30, 2010. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2010 was $230,000. The intrinsic value of all options exercised during the three months ended June 30, 2010 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three month periods ended June 30, 2010 and 2009.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2010	December 31 2009
Finished goods	$17,052,334	$15,195,132
Raw and processed materials	8,683,709	9,403,185
Total	$25,736,043	$24,598,317

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

The following table presents the changes in the Company’s warranty liability for the six month periods ended June 30, 2010 and 2009, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2010	2009
Beginning Balance	$648,000	$593,000
Actual warranty costs paid	(117,000)	(184,000)
Amounts charged to expense	81,000	336,000
Ending balance	$612,000	$745,000

NOTE 5 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 6 – INCOME TAXES

In the preparation of the Company’s condensed consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities that are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income.

At June 30, 2010 there was $608,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and the years 2005-2008 remain open to examination by various state tax departments. The tax years from 2007-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 40.4% for the first six months of 2010. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions. Although the foreign operating losses may ultimately be deductible in the countries in which they have occurred, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 3.2% for the six months ended June 30, 2010. There were no additional uncertain tax positions identified in the second quarter of 2010. The Company’s effective income tax rate for the six months ended June 30, 2009 was 40%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges.

NOTE 7 – SEGMENT INFORMATION

The Company classifies its businesses into four segments as follows:

•	Suttle manufactures and sells U.S. standard modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems;
•	Transition Networks designs and markets data transmission, computer network and media conversion products;
•	JDL Technologies, Inc. provides IT services including network design, computer infrastructure installations, IT service management, change management, network security and network operations services;
•	Austin Taylor Communications LTD manufactures British-standard telephone equipment and equipment enclosures for the U.K and international markets.

Our non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues.

Information concerning the Company’s continuing operations in the various segments for the six month and three month periods ended June 30, 2010 and 2009 is as follows:

SEGMENT INFORMATION - SIX MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2010:
Sales	$19,052,260	$30,872,395	$4,920,855	$1,695,325	$—	$56,540,835
Cost of sales	13,978,168	14,285,741	2,896,285	1,581,572	—	$32,741,766
Gross profit	5,074,092	16,586,654	2,024,570	113,753	—	23,799,069
Selling, general and administrative expenses	3,633,670	10,319,377	708,348	528,763	2,296,723	$17,486,881
Operating income (loss)	$1,440,422	$6,267,277	$1,316,222	$(415,010)	$(2,296,723)	$6,312,188

Depreciation and amortization	$435,843	$298,263	$76,808	$20,727	$146,385	$978,026

Capital expenditures	$504,812	$279,251	$16,947	$14,393	$80,082	$895,485

Assets at June 30, 2010	$20,814,871	$28,183,814	$5,514,242	$3,690,063	$45,707,503	$103,910,493

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2009:
Sales	$22,610,556	$25,807,976	$5,383,301	$1,547,524	$—	$55,349,357
Cost of sales	17,568,938	12,389,167	3,503,354	1,458,357	—	$34,919,816
Gross profit	5,041,618	13,418,809	1,879,947	89,167	—	20,429,541
Selling, general and administrative expenses	3,137,280	9,794,984	660,565	589,474	1,702,894	$15,885,197
Operating income (loss)	$1,904,338	$3,623,825	$1,219,382	$(500,307)	$(1,702,894)	$4,544,344

Depreciation and amortization	$312,877	$294,861	$81,777	$31,406	$93,533	$814,454

Capital expenditures	$2,007,992	$160,058	$8,542	$83,351	$58,181	$2,318,124

Assets at June 30, 2009	$23,913,846	$26,390,154	$5,218,364	$4,987,839	$42,503,622	$103,013,825

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2010:
Sales	$9,125,155	$17,119,199	$3,625,136	$789,334	$—	$30,658,824
Cost of sales	6,701,710	7,954,859	1,961,387	756,860	—	$17,374,816
Gross profit	2,423,445	9,164,340	1,663,749	32,474	—	13,284,008
Selling, general and administrative expenses	1,845,771	5,426,073	321,152	280,209	1,218,880	$9,092,085
Operating income (loss)	$577,674	$3,738,267	$1,342,597	$(247,735)	$(1,218,880)	$4,191,923

Depreciation and amortization	$218,806	$151,238	$38,889	$8,525	$73,875	$491,333

Capital expenditures	$41,016	$252,660	$5,160	$—	$41,040	$339,876

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2009:
Sales	$10,760,552	$13,671,193	$3,302,233	$850,421	$—	$28,584,399
Cost of sales	8,499,083	6,564,333	2,065,941	804,945	—	$17,934,302
Gross profit	2,261,469	7,106,860	1,236,292	45,476	—	10,650,097
Selling, general and administrative expenses	1,571,038	4,871,654	340,013	308,538	791,146	$7,882,389
Operating income (loss)	$690,431	$2,235,206	$896,279	$(263,062)	$(791,146)	$2,767,708

Depreciation and amortization	$162,713	$147,437	$40,293	$16,433	$2,129	$369,005

Capital expenditures	$1,768,895	$84,757	$34,542	$43,052	$15,936	$1,947,182

NOTE 8 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 8 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six months Ended June 30
	2010	2009
Service cost	$17,000	19,000
Interest cost	124,000	139,000
Expected return on plan assets	(107,000)	(135,000)
	$34,000	$23,000

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 25,921 shares and 29,122 shares for the respective three and six month periods ended June 30, 2010. The dilutive effect of stock options for the three and six month periods ended June 30, 2009 was 7,366 shares and 5,069 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 0 and 170,900 at June 30, 2010 and 2009, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively, include money market funds within cash and cash equivalents of $1,873,000 and $12,972,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $25,937,000 and $18,776,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the six months ended June 30, 2010.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events that would require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	lower sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully reduce operating expenses at certain business units;
•	the general health of the telecom sector;
•	successful integration and profitability of acquisitions;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended June 30, 2010 Compared to
Three Months Ended June 30, 2009

Consolidated sales increased 7% in 2010 to $30,659,000 compared to $28,584,000 in 2009. Consolidated operating income in 2010 increased to $4,192,000 compared to $2,768,000 in the second quarter of 2009.

Net income in 2010 increased to $2,415,000 compared to $1,748,000 in the second quarter of 2009.

Suttle

Suttle sales decreased 15% in the second quarter of 2010 to $9,125,000 compared to $10,761,000 in the same period of 2009 due to contraction of the housing and building sectors of the economy. Sales by customer groups in the second quarter of 2010 and 2009 were:

	Suttle Sales by Customer Group
	2010	2009
Major telephone companies	$4,225,000	$6,041,000
Distributors/OEM	3,071,000	2,440,000
International	1,208,000	1,254,000
Other	621,000	1,026,000
	$9,125,000	$10,761,000

Suttle’s sales by product groups in second quarter of 2010 and 2009 were:

	Suttle Sales by Product Group
	2010	2009
Modular connecting products	$3,595,000	$3,946,000
DSL products	2,977,000	3,083,000
Structured cabling products	2,352,000	3,588,000
Other products	201,000	144,000
	$9,125,000	$10,761,000

Sales to the major telephone companies decreased 30% in 2010 due to a decrease in sales of DSL products, an accelerating decline in voice markets and the continued impact of the contraction of the U.S. housing market. Sales to these customers accounted for 46% of Suttle’s sales in the 2010 second quarter compared to 56% of sales in 2009. Sales to distributors, OEMs, and electrical contractors increased 26% in 2010 due to increased sales of DSL products. This customer segment accounted for 34% and 23% of sales in the second quarters of 2010 and 2009, respectively. International sales decreased 4% and accounted for 13% of Suttle’s second quarter 2010 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 39% to $621,000.

Modular connecting products sales have decreased 9% due to a slowing of the home building business and accelerated decline in the voice market. Sales of DSL products decreased 3% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products decreased 34% due to the contraction of the housing market, specifically the multi-dwelling unit space.

Suttle’s gross margin increased 7% in the second quarter of 2010 to $2,423,000 compared to $2,261,000 in the same period of 2009. Gross margin percentage increased to 27% in 2010 from 21% in 2009 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers where pricing is usually based on Company list prices versus major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses increased $275,000 or 18% in the second quarter of 2010 compared to the same period in 2009, due to increased spending in the Company’s technology development initiative. Suttle’s operating income was $578,000 in the second quarter of 2010 compared to operating income of $690,000 in 2009.

Transition Networks

Transition Networks sales increased 25% to $17,119,000 in the second quarter of 2010 compared to $13,671,000 in 2009.

Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2010	2009
North America	$14,429,000	$11,407,000
Europe, Middle East, Asia (“EMEA”)	995,000	879,000
Rest of world	1,695,000	1,385,000
	$17,119,000	$13,671,000

Sales in North America increased 27% or $3,023,000 due to an improving economic situation in the United States and Canada and increased activity in target vertical market segments. International sales increased $426,000, or 19% primarily due to improved economic activity in Asia and Latin America. The economy in the EMEA region continues to be sluggish but sales still had a 13% increase over the same period in the prior year.

The following table summarizes Transition Networks’ 2010 and 2009 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2010	2009
Media converters	$12,777,000	$9,806,000
Ethernet switches	1,026,000	913,000
Ethernet adapters	1,720,000	2,231,000
Other products	1,596,000	721,000
	$17,119,000	$13,671,000

Gross margin on second quarter Transition Networks’ sales increased 29% to $9,164,000 in 2010 from $7,107,000 in 2009. Gross margin as a percentage of sales was 54% in 2010, compared to 52% in the 2009 period. The increase is due to the mix of products with an increase in some higher margin conversion products and lower operating expenses for the indirect costs related to gross margin. Selling, general and administrative expenses increased 11% to $5,426,000 in 2010 compared to $4,872,000 in 2009 due to the hiring of new employees and an increase in selling expenses. Operating income increased to $3,738,000 in 2010 compared to $2,235,000 in 2009.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2010 second quarter sales of $3,625,000 compared to $3,302,000 in 2009.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2010	2009
Broward County FL schools	$3,587,000	$3,289,000
All other	38,000	13,000
	$3,625,000	$3,302,000

Revenues earned in Broward County FL increased $298,000 or 9% in the second quarter 2010. The increase was the result of higher funding for LAN/WAN/Wire work in 2010 than in 2009.

JDL gross margin increased 35% to $1,664,000 in the second quarter of 2010 compared to $1,236,000 in the same period in 2009. Gross margin as a percentage of sales increased to 46% in 2010 from 37% in 2009 due to purchasing discounts and rebates the Company was able to take advantage of during the quarter. Selling, general and administrative expenses decreased in 2010 to $321,000 compared to $340,000 in 2009 due to a reduction in compensation expenses. JDL reported operating income of $1,343,000 in the second quarter of 2010 compared to $896,000 in the same period of 2009.

Austin Taylor

Austin Taylor’s revenues decreased 7% to $789,000 for the second quarter of 2010, compared to $850,000 in 2009. This decrease is due to the impact of project suspensions and an overall decrease in demand within the markets served by Austin Taylor. Gross margin decreased 29% to $32,000 in 2010 from $45,000 in 2009. Gross margin as a percentage of sales was 4% in 2010 compared to 5% in 2009. This decrease is a result of the cost of transferring manufacturing equipment and establishing continuity of supply from alternative suppliers. Austin Taylor reported an operating loss in 2010 of $248,000 compared to $263,000 in 2009.

Other

Net investment income decreased to a loss of $24,000 in 2010 as compared to income of $247,000 in 2009. This decrease is due to unrealized foreign exchange losses due to the decline in the Euro. Income before income taxes increased to $4,168,000 in 2010 compared to $3,014,000 in 2009. The Company’s effective income tax rate was 42% in both 2010 and 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions.

Six Months Ended June 30, 2010 Compared to
Six Months Ended June 30, 2009

Consolidated sales increased 2% in 2010 to $56,541,000 compared to $55,349,000 in 2009. Consolidated operating income in 2010 increased to $6,312,000 compared to $4,544,000 in the first six months of 2009.

Net income in 2010 increased to $3,746,000 compared to $2,971,000 in the first six months of 2009.

Suttle

Suttle sales decreased 16% in the first six months of 2010 to $19,052,000 compared to $22,611,000 in the same period of 2009. Sales by customer groups in the first six months of 2010 and 2009 were:

	Suttle Sales by Customer Group
	2010	2009
Major telephone companies	$8,740,000	$12,997,000
Distributors/OEMs	6,326,000	5,028,000
International	2,639,000	2,512,000
Other	1,347,000	2,074,000
	$19,052,000	$22,611,000

Suttle’s sales by product groups in first six months of 2010 and 2009 were:

	Suttle Sales by Product Group
	2010	2009
Modular connecting products	$7,808,000	$8,503,000
DSL products	6,048,000	6,716,000
Structured cabling products	4,841,000	7,079,000
Other products	355,000	313,000
	$19,052,000	$22,611,000

Sales to the major telephone companies decreased 33% in 2010 due to decreased DSL deployment and continued contraction of the domestic housing market. Sales to these customers accounted for 46% of Suttle’s sales in the first six months of 2010 compared to 57% of sales in the same period in 2009. Sales to distributors, original equipment manufacturers (“OEMs”), and electrical contractors increased 26% in 2010 primarily due to the increase of DSL sales to these customers. Overall, DSL sales are lower in 2010 but have increased in this customer segment due to increased broadband deployment. This customer segment accounted for 33% and 22% of sales in the first six months of 2010 and 2009, respectively. International sales increased 5% and accounted for 14% of Suttle’s first six months 2010 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 35% to $1,347,000.

Modular connecting products sales have decreased 8% due to a slowing of the home building business and continued decline in the voice market. Sales of DSL products decreased 10% due to the maturation of the U.S. DSL market. Sales of structured cabling products decreased 32% due to the contraction of the housing market, specifically the multi-dwelling unit space.

Suttle’s gross margin increased 1% in the first six months of 2010 to $5,074,000 compared to $5,042,000 in the same period of 2009. Gross margin percentage increased to 27% in 2010 from 22% in 2009 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Suttle also earns better margins on sales to distributor and OEM customers, where pricing is usually based on Company list prices, than from sales to major telephone customers where pricing is usually based on negotiated contracts. Selling, general and administrative expenses increased $496,000 or 16% in the first six months of 2010 compared to the same period in 2009, due to increases in technological development spending. Suttle’s operating income was $1,440,000 in the first six months of 2010 compared to operating income of $1,904,000 in 2009.

Transition Networks

Transition Networks sales increased 20% to $30,872,000 in the first six months of 2010 compared to $25,808,000 in 2009.

First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2010	2009
North America	$25,524,000	$21,194,000
Europe, Middle East, Africa (“EMEA”)	2,075,000	2,069,000
Rest of world	3,273,000	2,545,000
	$30,872,000	$25,808,000

Sales in North America increased $4,330,000 or 20% due to an improving economic situation in the United States and Canada and increased activity in target vertical market segments and product groups. International sales increased $734,000, or 16% primarily due to improved economic activity in Asia and Latin America. The EMEA region continues to be sluggish in its economic recovery and sales remain essentially flat in that region.

The following table summarizes Transition Networks’ 2010 and 2009 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2010	2009
Media converters	$23,203,000	$19,422,000
Ethernet switches	1,896,000	1,460,000
Ethernet adapters	3,322,000	3,548,000
Other products	2,451,000	1,378,000
	$30,872,000	$25,808,000

Gross margin on the first six months of Transition Networks’ sales increased to $16,587,000 in 2010 from $13,419,000 in 2009. Gross margin as a percentage of sales was 54% in 2010, compared to 52% in the 2009 period, due to the mix of products with an increase in some higher margin conversion products and lower operating expenses for the indirect costs related to gross margin. Selling, general and administrative expenses increased 5% to $10,319,000 in 2010 compared to $9,795,000 in 2009 due to the hiring of new employees and an increase in selling expenses. Operating income increased to $6,267,000 in 2010 compared to $3,624,000 in 2009.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2010 first six months sales of $4,921,000 compared to $5,383,000 in 2009.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2010	2009
Broward County FL schools	$4,787,000	$5,301,000
All other	134,000	82,000
	$4,921,000	$5,383,000

Revenues earned in Broward County FL decreased $514,000 or 10% in 2010. The decrease was the result of Broward County receiving contract funding approval six months later than the usual announcement timeframe, which resulted in lower revenue in the first half of 2010 – specifically the first quarter.

JDL gross margin increased 8% to $2,025,000 in the first six months of 2010 compared to $1,880,000 in the same period in 2009. Gross margin as a percentage of sales increased to 41% in 2010 from 35% in 2009 due to purchasing discounts and rebates the Company was able to take advantage of during the first half of the year. Selling, general and administrative expenses increased 7% in 2010 to $708,000 compared to $661,000 in 2009 due to increased travel and relocation costs due to a change in management in the first quarter 2010. JDL reported operating income of $1,316,000 in the first six months of 2010 compared to $1,219,000 in the same period of 2009.

Austin Taylor

Austin Taylor’s revenues increased 9% to $1,695,000 for the first six months of 2010, compared to $1,548,000 in 2009. This increase is due to broader product sales into the OEM market and deeper sales penetration into the UK and Ireland distribution network. Gross margin increased 28% to $114,000 in 2010 from $89,000 in 2009. Gross margin as a percentage of sales was 7% in 2010 compared to 6% in 2009. This increase was due to a gain in manufacturing efficiency resulting from a recently implemented cost reduction and process improvement program. Austin Taylor reported an operating loss in 2010 of $415,000 compared to $500,000 in 2009.

Other

Net investment income decreased 108% to a loss of $32,000 in 2010 as compared to income of $407,000 in 2009. This decrease is due to unrealized foreign exchange losses due to the decline in the Euro. Income before income taxes increased to $6,281,000 in 2010 compared to $4,951,000 in 2009. The Company’s effective income tax rate was 40% in both 2010 and 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges as explained in Note 6 above.

Liquidity and Capital Resources

At June 30, 2010, the Company had approximately $38,011,000 of cash equivalents and investments compared to $40,069,000 of cash equivalents and investments at December 31, 2009. The Company had current assets of approximately $77,006,000 and current liabilities of $11,512,000 at June 30, 2010 compared to current assets of $76,967,000 and current liabilities of $12,754,000 at December 31, 2009.

Net cash provided by operating activities was $1,370,000 in the first six months of 2010 compared to $8,767,000 in the same period in 2009. Significant working capital changes from December 31, 2009 to June 30, 2010 included decreased accrued compensation and benefits of $814,000 due to the payment of the Company’s long term bonuses in the first quarter of 2010, an increase in inventory balances due to purchases at JDL for installations during the third quarter and an increase in accounts receivable of $2,253,000 due to an overall increase in sales in the second quarter of 2010 as compared to the fourth quarter of 2009.

Net cash used in investing activities was $8,043,000 in the first six months in 2010 compared to cash used of $16,806,000 in the same period in 2009. During the first six months of 2010, the Company continued to purchase certificates of deposit with maturities of greater than 90 days during the quarter and increased its investments from $18.8 million at December 31, 2009 to $25.9 million at June 30, 2010.

Net cash used in financing activities was $2,446,000 and $2,126,000 in the first six months of 2010 and 2009, respectively. Cash dividends paid in the first six months of 2010 were $2,339,000 ($.28 per common share) compared to $1,996,000 ($.24 per common share) in the same period in 2009. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $77,000 in the first six months of 2010 and $67,000 in the same period in 2009. In the first six months of 2010, the Company did not purchase any of its outstanding common shares. At June 30, 2010, 481,938 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (2.0% at June 30, 2010). There were no borrowings on the line of credit during the first six months of 2010 or 2009. The credit agreement expires September 30, 2010 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $92,000 during the second quarter of 2010. The outstanding balance on the mortgage was $2,591,000 at June 30, 2010.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2009 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended June 30, 2010.

The Company’s accounting policies have been consistently applied in all material respects and disclose such matters as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset and goodwill impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management reviews these estimates and judgments on an ongoing basis.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2010 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (Libor) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

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

Operating Effectiveness of Accounting and Control Procedures. We concluded that, in the aggregate, no material weakness existed as of June 30, 2010 related to documentation and review of significant accounting judgments and estimates, balance sheet account reconciliations, financial closing processes and financial reporting processes at period ends.

Changes in Internal Control over Financial Reporting. During the period covered by this Report there was no additional change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information
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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: August 10, 2010		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: August 10, 2010		Chief Financial Officer