Form 10-Q
period 2010-09-30
COMMUNICATIONS SYSTEMS INC
filed 2010-11-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2010
Common Stock, par value	NASDAQ	8,401,891
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2010	December 31 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,366,182	$21,293,448
Investments	20,376,894	11,236,940
Trade accounts receivable, less allowance for doubtful accounts of $440,000 and $505,000, respectively	20,355,084	15,042,411
Inventories	24,289,383	24,598,317
Prepaid income taxes	0	337,274
Other current assets	1,397,990	884,555
Deferred income taxes	4,165,028	3,574,501
TOTAL CURRENT ASSETS	84,950,561	76,967,446
PROPERTY, PLANT AND EQUIPMENT, net	13,066,688	13,321,825
OTHER ASSETS:
Investments	5,346,095	7,538,903
Goodwill	4,560,217	4,560,217
Prepaid pensions	354,028	399,743
Other assets	119,997	125,560
TOTAL OTHER ASSETS	10,380,337	12,624,423
TOTAL ASSETS	$108,397,586	$102,913,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$392,470	$372,926
Accounts payable	4,564,999	4,986,028
Accrued compensation and benefits	3,929,399	4,855,899
Other accrued liabilities	1,618,855	1,370,105
Income taxes payable	1,548,553	0
Dividends payable	1,259,940	1,169,040
TOTAL CURRENT LIABILITIES	13,314,216	12,753,998

LONG TERM LIABILITIES:
Long-term compensation plans	1,398,707	887,210
Income taxes payable	727,209	723,534
Deferred income taxes	323,738	208,111
Long term debt - mortgage payable	2,104,704	2,401,548
TOTAL LONG-TERM LIABILITIES	4,554,358	4,220,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,399,596 and 8,352,883 shares issued and outstanding, respectively	419,980	417,644
Additional paid-in capital	34,250,080	33,641,510
Retained earnings	56,063,464	52,007,261
Accumulated other comprehensive income, net of tax	(204,512)	(127,122)
TOTAL STOCKHOLDERS’ EQUITY	90,529,012	85,939,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,397,586	$102,913,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Sales from operations	$33,323,793	$28,107,200	$89,864,628	$83,456,557

Costs and expenses:
Cost of sales	18,013,809	17,239,281	50,755,575	52,159,098
Selling, general and administrative expenses	9,005,699	7,518,709	26,492,580	23,403,906
Total costs and expenses	27,019,508	24,757,990	77,248,155	75,563,004

Operating income	6,304,285	3,349,210	12,616,473	7,893,553

Other income and (expenses):
Investment and other income	92,363	201,841	177,788	692,624
Gain on sale of assets	9,763	32,594	1,143	65,266
Interest and other expense	(51,854)	(61,826)	(160,305)	(178,621)

Other income, net	50,272	172,609	18,626	579,269

Income before income taxes	6,354,557	3,521,819	12,635,099	8,472,822

Income tax expense	2,355,163	1,660,485	4,889,452	3,640,175

Net income	3,999,394	1,861,334	7,745,647	4,832,647

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(17,009)	(387,357)	(30,590)	(615,635)
Unrealized gains (losses) on available-for-sale securities	11,779	(3,594)	13,259	63,181
Foreign currency translation adjustment	149,786	(149,993)	(60,059)	334,087
Total other comprehensive income (loss), net of tax	144,556	(540,944)	(77,390)	(218,367)
Comprehensive net income	$4,143,950	$1,320,390	$7,668,257	$4,614,280

Basic net income per share:	$.48	$.22	$.92	$.58

Diluted net income per share:	$.48	$.22	$.92	$.58

Average Basic Shares Outstanding	8,398,496	8,347,701	8,376,542	8,336,027
Average Dilutive Shares Outstanding	8,414,865	8,371,155	8,401,212	8,345,290
Dividends per share	$.15	$.14	$.44	$.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital		Cumulative Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293
Net income				7,745,647		$7,745,647
Issuance of common stock under Employee Stock Purchase Plan	8,813	441	99,896			$100,337
Issuance of common stock to Employee Stock Ownership Plan	37,900	1,895	469,581			$471,476
Share based compensation			39,093			$39,093
Shareholder dividends				(3,689,444)		$(3,689,444)
Other comprehensive income					(77,390)	$(77,390)
BALANCE AT SEPTEMBER 30, 2010	8,399,596	$419,980	$34,250,080	$56,063,464	$(204,512)	$90,529,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,745,647	$4,832,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,418,065	1,238,362
Share based compensation	39,093	31,571
Deferred income taxes	(474,900)	(253,421)
Loss (gain) on sale of assets	(1,143)	(65,266)
Excess tax benefit from stock based payments	—	(952)
Changes in assets and liabilities:
Trade receivables	(5,315,719)	2,561,915
Inventories	302,888	4,708,781
Prepaid income taxes	337,274	—
Other current assets	(508,666)	100,652
Accounts payable	(421,603)	(193,643)
Accrued compensation and benefits	56,473	1,298,911
Other accrued expenses	247,625	173,271
Income taxes payable	1,552,228	789,876
Other	—	—
Net cash provided by operating activities	4,977,262	15,222,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,190,886)	(3,159,536)
Purchases of investments	(17,110,186)	(26,819,245)
Proceeds from the sale of fixed assets	27,593	77,726
Proceeds from the sale of investments	10,176,299	11,791,000
Net cash used in investing activities	(8,097,180)	(18,110,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,598,544)	(3,163,810)
Mortgage principal payments	(277,300)	(259,043)
Proceeds from issuance of common stock	100,337	140,336
Excess tax benefit from stock based payments	—	952
Purchase of common stock	—	(52,117)

Net cash used in financing activities	(3,775,507)	(3,333,682)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(31,841)	131,610

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,927,266)	(6,089,423)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,293,448	29,951,561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,366,182	$23,862,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,473,805	$3,103,719
Interest paid	153,249	171,610
Dividends declared not paid	1,259,940	1,168,856

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

Financial statement presentation

The condensed consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of September 30, 2010 and 2009 and the related consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended September 30, 2010 and 2009 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.

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

Cash equivalents and investments

For purposes of the condensed consolidated balance sheet and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2010, the Company had $14.4 million in cash and cash equivalents. Of this amount, $6.2 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalent are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $25.7 million in investments which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at September 30, 2010. Of the $25.7 million in investments, $20.4 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

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

Accumulated other comprehensive income
The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30 2010	December 31 2009
Foreign currency translation	$(1,149,819)	$(1,089,760)
Unrealized gain on available-for-sale investments	47,061	33,802
Minimum pension liability	898,246	928,836
	$(204,512)	$(127,122)

NOTE 2 - STOCK-BASED COMPENSATION

Common shares are reserved in connection with the Company’s 1992 Stock Plan (“the Stock Plan”) under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the Stock Plan. At September 30, 2010, 1,123,739 shares remained available to be issued under the Stock Plan. All currently outstanding awards under the Stock Plan are vested. The options expire five years from date of grant.

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which up to 200,000 shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual shareholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At September 30, 2010, 37,000 shares are available to be issued under the Director Plan.

The Company also has an Employee Stock Purchase Plan (“ESPP”) for which 500,000 common shares have been reserved. Employees are able to acquire shares under the ESPP Plan at 95% of the price at the end of the current quarterly plan term, which is September 30, 2010. The ESPP Plan is non-compensatory under current rules and does not give rise to compensation cost. At September 30, 2010, 79,015 shares remain available under the Plan for purchase.

Stock compensation expense recognized for the nine month period ended September 30, 2010 was $39,000 before income taxes and $25,000 after income taxes. Stock compensation expense recognized for the nine month period ended September 30, 2009 was $32,000 before income taxes and $20,000 after income taxes. Excess tax benefits from the exercise of stock options included in financing cash flows for the nine month periods ended September 30, 2010 and 2009 were $0 and $1,000, respectively.

The following table summarizes the stock option transactions for the nine month periods ended September 30, 2010. All outstanding stock options are currently exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2009	189,000	$9.77	4.75 years
Issued	18,000	11.82
Exercised	—	—
Canceled	(24,000)	14.13
Outstanding – September 30, 2010	183,000	9.40	5.13 years

18,000 director stock options were granted during the nine month period ended September 30, 2010. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2010 was $371,000. No options were exercised during either of the nine months ended September 30, 2010 and 2009.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2010	December 31 2009
Finished goods	$15,181,598	$15,195,132
Raw and processed materials	9,107,785	9,403,185
Total	$24,289,383	$24,598,317

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

The following table presents the changes in the Company’s warranty liability for the nine month periods ended September 30, 2010 and 2009, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2010	2009
Beginning Balance	$648,000	$593,000
Actual warranty costs paid	(154,000)	(277,000)
Amounts charged to expense	86,000	540,000
Ending balance	$580,000	$856,000

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

At September 30, 2010 there was $579,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations within the next twelve months.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and the years 2005-2009 remain open to examination by various state tax departments. The tax years from 2007-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 38.7% for the first nine months of 2010. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, return to provision adjustments and provisions for interest charges and settlement of uncertain income tax positions. Although the foreign operating losses may ultimately be deductible in the countries in which they have occurred, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 2.0% for the nine months ended September 30, 2010. There were no additional uncertain tax positions identified in the third quarter of 2010. The Company’s effective income tax rate for the nine months ended September 30, 2009 was 43%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, return to provision adjustments and provisions for interest charges on uncertain tax positions.

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

Information concerning the Company’s continuing operations in the various segments for the nine month and three month periods ended September 30, 2010 and 2009 is as follows:

SEGMENT INFORMATION - NINE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2010:
Sales	$28,121,860	$49,863,982	$9,384,330	$2,494,456	$—	$89,864,628
Cost of sales	20,612,293	22,686,238	5,199,168	2,257,876	—	$50,755,575
Gross profit	7,509,567	27,177,744	4,185,162	236,580	—	39,109,053
Selling, general and administrative expenses	5,364,176	15,772,091	1,055,247	853,435	3,447,631	$26,492,580
Operating income (loss)	$2,145,391	$11,405,653	$3,129,915	$(616,855)	$(3,447,631)	$12,616,473

Depreciation and amortization	$623,479	$456,335	$88,517	$29,679	$220,055	$1,418,065

Capital expenditures	$501,425	$473,015	$16,947	$35,354	$164,145	$1,190,886

Assets at September 30, 2010	$19,677,651	$31,467,598	$4,205,027	$2,919,046	$50,128,264	$108,397,586

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2009:
Sales	$33,159,219	$39,809,867	$8,106,662	$2,380,809	$—	$83,456,557
Cost of sales	25,613,432	18,873,905	5,391,549	2,280,212	—	$52,159,098
Gross profit	7,545,787	20,935,962	2,715,113	100,597	—	31,297,459
Selling, general and administrative expenses	4,639,869	14,462,999	948,362	838,149	2,514,527	$23,403,906
Operating income (loss)	$2,905,918	$6,472,963	$1,766,751	$(737,552)	$(2,514,527)	$7,893,553

Depreciation and amortization	$473,404	$434,714	$118,140	$48,300	$163,804	$1,238,362

Capital expenditures	$2,735,553	$261,141	$14,051	$85,457	$63,334	$3,159,536

Assets at September 30, 2009	$22,433,288	$26,652,702	$3,209,269	$4,390,817	$45,520,693	$102,206,769

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2010:
Sales	$9,069,600	$18,991,587	$4,463,475	$799,131	$—	$33,323,793
Cost of sales	6,634,125	8,400,497	2,302,883	676,304	—	$18,013,809
Gross profit	2,435,475	10,591,090	2,160,592	122,827	—	15,309,984
Selling, general and administrative expenses	1,730,506	5,452,714	346,899	324,672	1,150,908	$9,005,699
Operating income (loss)	$704,969	$5,138,376	$1,813,693	$(201,845)	$(1,150,908)	$6,304,285

Depreciation and amortization	$187,636	$158,071	$11,709	$8,952	$73,669	$440,037

Capital expenditures	$(3,387)	$193,763	$—	$20,961	$84,063	$295,400

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2009:
Sales	$10,548,663	$14,001,891	$2,723,361	$833,285	$—	$28,107,200
Cost of sales	8,044,494	6,484,737	1,888,195	821,855	—	$17,239,281
Gross profit	2,504,169	7,517,154	835,166	11,430	—	10,867,919
Selling, general and administrative expenses	1,502,589	4,668,015	287,797	248,675	811,633	$7,518,709
Operating income (loss)	$1,001,580	$2,849,139	$547,369	$(237,245)	$(811,633)	$3,349,210

Depreciation and amortization	$160,527	$139,852	$36,363	$16,893	$70,271	$423,906

Capital expenditures	$727,561	$101,082	$5,509	$2,106	$5,153	$841,411

NOTE 8 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately 8 active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Nine months Ended September 30
	2010	2009
Service cost	$27,000	29,000
Interest cost	194,000	201,000
Expected return on plan assets	(168,000)	(196,000)
	$53,000	$34,000

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 16,369 shares and 24,670 shares for the respective three and nine month periods ended September 30, 2010. The dilutive effect of stock options for the three and nine month periods ended September 30, 2009 was 23,454 shares and 9,263 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the period was 18,000 and 151,100 at September 30, 2010 and 2009, respectively.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively, include money market funds within cash and cash equivalents of $6,153,000 and $12,972,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $25,723,000 and $18,776,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the nine months ended September 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	lower sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully reduce operating expenses at certain business units;
•	the general health of the telecom sector;
•	the continuing economic downturn and the fact that conditions outside the United States are recovering more slowly than within the United States;
•	successful integration and profitability of acquisitions;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended September 30, 2010 Compared to
Three Months Ended September 30, 2009

Consolidated sales increased 19% in 2010 to $33,324,000 compared to $28,107,000 in 2009. Consolidated operating income in 2010 increased to $6,304,000 compared to $3,349,000 in the third quarter of 2009.

Net income in 2010 increased to $3,999,000 compared to $1,861,000 in the third quarter of 2009.

Suttle

Suttle sales decreased 14% in the third quarter of 2010 to $9,070,000 compared to $10,549,000 in the same period of 2009 due to contraction of the housing and building sectors of the economy. Sales by customer groups in the third quarter of 2010 and 2009 were:

	Suttle Sales by Customer Group
	2010	2009
Major telephone companies	$6,596,000	$7,455,000
Distributors	1,347,000	1,696,000
International	1,120,000	1,367,000
Other	7,000	31,000
	$9,070,000	$10,549,000

Suttle’s sales by product groups in third quarter of 2010 and 2009 were:

	Suttle Sales by Product Group
	2010	2009
Modular connecting products	$3,378,000	$3,943,000
DSL products	2,882,000	3,396,000
Structured cabling products	2,725,000	3,014,000
Other products	85,000	196,000
	$9,070,000	$10,549,000

Sales to the major telephone companies decreased 12% in 2010 due to a decrease in sales of DSL products, an accelerating decline in voice markets and the continued impact of the contraction of the U.S. housing market. Sales to these customers accounted for 73% of Suttle’s sales in the 2010 third quarter compared to 71% of sales in 2009. Sales to distributors decreased 21% in 2010 due to a decline in the home building market. This customer segment accounted for 15% and 16% of sales in the third quarters of 2010 and 2009, respectively. International sales decreased 18% and accounted for 12% of Suttle’s third quarter 2010 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 77% to $7,000.

Modular connecting products sales have decreased 14% due to a slowing of the home building business and accelerated decline in the voice market. Sales of DSL products decreased 15% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products decreased 10% due to the contraction of the housing market, specifically the multi-dwelling unit space.

Suttle’s gross margin decreased 3% in the third quarter of 2010 to $2,435,000 compared to $2,504,000 in the same period of 2009. Gross margin as a percentage of sales increased to 27% in 2010 from 24% in 2009 due to product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Selling, general and administrative expenses increased $228,000 or 15% in the third quarter of 2010 compared to the same period in 2009, due to increased spending in the Company’s technology development initiative. Suttle’s operating income was $705,000 in the third quarter of 2010 compared to operating income of $1,002,000 in 2009.

Transition Networks

Transition Networks sales increased 36% to $18,992,000 in the third quarter of 2010 compared to $14,002,000 in 2009.

Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2010	2009
North America	$16,213,000	$11,416,000
Europe, Middle East, Africa (“EMEA”)	1,216,000	1,374,000
Rest of world	1,563,000	1,212,000
	$18,992,000	$14,002,000

Sales in North America increased 42% or $4,797,000 due to an improving economic situation in the United States and Canada and increased activity in target vertical market segments. International sales increased $193,000, or 7%, primarily due to improved economic activity in Asia and Latin America. The economy in the EMEA region continues to be sluggish causing sales to decline 11% over the same period in the prior year.

The following table summarizes Transition Networks’ 2010 and 2009 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2010	2009
Media converters	$13,973,000	$9,698,000
Ethernet switches	1,256,000	1,110,000
Ethernet adapters	2,371,000	2,229,000
Other products	1,392,000	965,000
	$18,992,000	$14,002,000

Gross margin on third quarter Transition Networks’ sales increased 41% to $10,591,000 in 2010 from $7,517,000 in 2009. Gross margin as a percentage of sales was 56% in 2010, compared to 54% in the 2009 period. The increase is due to the mix of products with an increase in some higher margin conversion products and lower operating expenses for the indirect costs related to gross margin. Selling, general and administrative expenses increased 17% to $5,453,000 in 2010 compared to $4,668,000 in 2009 due to the hiring of new employees and an increase in selling expenses. Operating income increased to $5,138,000 in 2010 compared to $2,849,000 in 2009.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 64% to $4,463,000 in the third quarter of 2010 compared to $2,723,000 in 2009.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2010	2009
Broward County FL schools	$4,380,000	$2,682,000
All other	83,000	41,000
	$4,463,000	$2,723,000

Revenues earned in Broward County, Florida increased $1,698,000 or 63% in the third quarter 2010. The increase was the result of higher funding from the federal government for LAN/WAN/Wire work in 2010 than in 2009.

JDL gross margin increased 159% to $2,161,000 in the third quarter of 2010 compared to $835,000 in the same period in 2009. Gross margin as a percentage of sales increased to 48% in 2010 from 31% in 2009 due to purchasing discounts and rebates the Company was able to take advantage of during the quarter. Selling, general and administrative expenses increased in 2010 to $347,000 compared to $288,000 in 2009 due to an increase in compensation expenses. JDL reported operating income of $1,814,000 in the third quarter of 2010 compared to $547,000 in the same period of 2009.

Austin Taylor

Austin Taylor’s revenues decreased 4% to $799,000 for the third quarter of 2010, compared to $833,000 in 2009. This decrease is primarily due to a strategic business partner’s reorganization of its purchasing and warehousing operations as well as lower than expected demand in the UK and Ireland telecom markets. Gross margin increased to $123,000 in 2010 from $11,000 in 2009. Gross margin as a percentage of sales was 15% in 2010 compared to 1% in 2009. This increase resulted from the realigning of the Austin Taylor Supplier network and improved efficiencies of the internal manufacturing processes. Austin Taylor reported an operating loss in 2010 of $202,000 compared to $237,000 in 2009.

Other

Net investment income decreased 71% to $50,000 in 2010 as compared to $173,000 in 2009 This decrease is due to a decrease in interest rates and unrealized foreign exchange losses due to the decline in the Euro. Income before income taxes increased to $6,354,000 in 2010 compared to $3,522,000 in 2009. The Company’s effective income tax rate was 37% in 2010 and 47% in 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, income tax return to provision adjustments, provisions for interest charges and settlement of uncertain income tax positions.

Nine Months Ended September 30, 2010 Compared to
Nine Months Ended September 30, 2009

Consolidated sales increased 8% in 2010 to $89,865,000 compared to $83,457,000 in 2009. Consolidated operating income in 2010 increased to $12,616,000 compared to $7,894,000 in the first nine months of 2009.

Net income in 2010 increased to $7,746,000 compared to $4,833,000 in the first nine months of 2009.

Suttle

Suttle sales decreased 15% in the first nine months of 2010 to $28,122,000 compared to $33,159,000 in the same period of 2009. Sales by customer groups in the first nine months of 2010 and 2009 were:

	Suttle Sales by Customer Group
	2010	2009
Major telephone companies	$19,628,000	$23,103,000
Distributors	4,179,000	5,583,000
International	4,220,000	4,337,000
Other	95,000	136,000
	$28,122,000	$33,159,000

Suttle’s sales by product groups in first nine months of 2010 and 2009 were:

	Suttle Sales by Product Group
	2010	2009
Modular connecting products	$11,186,000	$12,446,000
DSL products	8,930,000	10,111,000
Structured cabling products	7,566,000	10,092,000
Other products	440,000	510,000
	$28,122,000	$33,159,000

Sales to the major telephone companies decreased 15% in 2010 due to decreased DSL deployment and continued contraction of the domestic housing market. Sales to these customers accounted for 70% of Suttle’s sales in the first nine months of both 2010 and 2009. Sales to distributors decreased 25% in 2010 primarily due to the decrease of structured cabling sales to these customers. This customer segment accounted for 15% and 17% of sales in the first nine months of 2010 and 2009, respectively. International sales decreased 3% and accounted for 15% of Suttle’s first nine months 2010 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers decreased 30% to $95,000.

Modular connecting products sales have decreased 10% due to a slowing of the home building business and continued decline in the voice market. Sales of DSL products decreased 12% due to the maturation of the U.S. DSL market. Sales of structured cabling products decreased 25% due to the contraction of the housing market, specifically the multi-dwelling unit space.

Suttle’s gross margin decreased slightly in the first nine months of 2010 to $7,510,000 compared to $7,546,000 in the same period of 2009. Gross margin as a percentage of sales increased to 27% in 2010 from 23% in 2009 due to favorable product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable. Selling, general and administrative expenses increased $724,000 or 16% in the first nine months of 2010 compared to the same period in 2009, due to increases in technological development spending. Suttle’s operating income was $2,145,000 in the first nine months of 2010 compared to operating income of $2,906,000 in 2009.

Transition Networks

Transition Networks sales increased 25% to $49,864,000 in the first nine months of 2010 compared to $39,810,000 in 2009.

First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2010	2009
North America	$41,737,000	$32,609,000
Europe, Middle East, Africa (“EMEA”)	3,292,000	3,444,000
Rest of world	4,835,000	3,757,000
	$49,864,000	$39,810,000

Sales in North America increased $9,128,000 or 28% due to an improving economic situation in the United States and Canada and increased activity in target vertical market segments and product groups. International sales increased $926,000, or 13% primarily due to improved economic activity in Asia and Latin America. The EMEA region continues to be sluggish in its economic recovery and sales decreased 4% in that region.

The following table summarizes Transition Networks’ 2010 and 2009 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2010	2009
Media converters	$37,176,000	$29,120,000
Ethernet switches	3,153,000	2,570,000
Ethernet adapters	5,692,000	5,776,000
Other products	3,843,000	2,344,000
	$49,864,000	$39,810,000

Gross margin on the first nine months of Transition Networks’ sales increased to $27,178,000 in 2010 from $20,936,000 in 2009. Gross margin as a percentage of sales was 55% in 2010, compared to 53% in the 2009 period, due to the mix of products with an increase in some higher margin conversion products and lower operating expenses for the indirect costs related to gross margin. Selling, general and administrative expenses increased 9% to $15,772,000 in 2010 compared to $14,463,000 in 2009 due to the hiring of new employees and an increase in selling expenses. Operating income increased to $11,406,000 in 2010 compared to $6,473,000 in 2009.

JDL Technologies, Inc.

JDL Technologies, Inc. reported 2010 first nine months sales of $9,384,000 compared to $8,107,000 in 2009.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2010	2009
Broward County FL schools	$9,167,000	$7,982,000
All other	217,000	125,000
	$9,384,000	$8,107,000

Revenues earned in Broward County FL increased $1,185,000 or 15% in 2010. The increase was the result of increased IT infrastructure contract funding from the federal government.

JDL gross margin increased 54% to $4,185,000 in the first nine months of 2010 compared to $2,715,000 in the same period in 2009. Gross margin as a percentage of sales increased to 45% in 2010 from 33% in 2009 due to purchasing discounts and rebates the Company was able to take advantage of during the year. Selling, general and administrative expenses increased 11% in 2010 to $1,055,000 compared to $948,000 in 2009 due to increased travel and relocation costs due to a change in management in the first quarter 2010 and increased compensation expenses. JDL reported operating income of $3,130,000 in the first nine months of 2010 compared to $1,767,000 in the same period of 2009.

Austin Taylor

Austin Taylor’s revenues increased 5% to $2,494,000 for the first nine months of 2010, compared to $2,381,000 in 2009. This increase is due to deeper sales penetration into UK distribution and an aggressive product development approach Austin Taylor has implemented with existing and new accounts. Gross margin increased 135% to $237,000 in 2010 from $101,000 in 2009. Gross margin as a percentage of sales was 9% in 2010 compared to 4% in 2009. This increase was due to increased efficiencies in manufacturing and sharper focus on out-sourced suppliers. Austin Taylor reported an operating loss in 2010 of $617,000 compared to $738,000 in 2009.

Other

Net investment income decreased 97% to $19,000 in 2010 as compared to $579,000 in 2009. This decrease is due to unrealized foreign exchange losses due to the decline in the Euro against the dollar and decreasing interest rates. Income before income taxes increased to $12,635,000 in 2010 compared to $8,473,000 in 2009. The Company’s effective income tax rate was 39% in 2010 and 43% in 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, income tax return to provision adjustments, and provisions for interest charges as explained in Note 6 above.

Liquidity and Capital Resources

At September 30, 2010, the Company had approximately $40,089,000 of cash equivalents and investments compared to $40,069,000 of cash equivalents and investments at December 31, 2009. The Company had current assets of approximately $84,951,000 and current liabilities of $13,314,000 at September 30, 2010 compared to current assets of $76,967,000 and current liabilities of $12,754,000 at December 31, 2009.

Net cash provided by operating activities was $4,977,000 in the first nine months of 2010 compared to $15,223,000 in the same period in 2009. Significant working capital changes from December 31, 2009 to September 30, 2010 included an increase in accounts receivable of $5,316,000 due to an overall increase in sales in the third quarter of 2010 as compared to the fourth quarter of 2009 and an increase in income taxes payable due to higher taxable income and timing of tax payments.

Net cash used in investing activities was $8,097,000 in the first nine months in 2010 compared to cash used of $18,110,000 in the same period in 2009. During the first nine months of 2010, the Company continued to purchase certificates of deposit with maturities of greater than 90 days during the quarter and increased its investments from $18.8 million at December 31, 2009 to $25.7 million at September 30, 2010.

Net cash used in financing activities was $3,776,000 and $3,334,000 in the first nine months of 2010 and 2009, respectively. Cash dividends paid in the first nine months of 2010 were $3,599,000 ($.43 per common share) compared to $3,164,000 ($.38 per common share) in the same period in 2009. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $100,000 in the first nine months of 2010 and $140,000 in the same period in 2009. In the first nine months of 2010, the Company did not purchase any of its outstanding common shares. At September 30, 2010, 481,938 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at September 30, 2010). There were no borrowings on the line of credit during the first nine months of 2010 or 2009. The credit agreement expires September 30, 2011 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $94,000 during the third quarter of 2010. The outstanding balance on the mortgage was $2,497,000 at September 30, 2010.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2009 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended September 30, 2010.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2010 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (LIBOR) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information
Not Applicable

Item 6 Exhibits.

The following exhibits are included herein:

10.1	Consulting Agreement dated December 18, 2008 between Communications Systems, Inc. and Curtis A. Sampson
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: November 10, 2010		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: November 10, 2010		Chief Financial Officer