Form 10-K/A
period 2009-12-31
COMMUNICATIONS SYSTEMS INC
filed 2010-11-12
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A for Communications Systems, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 initially filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010 (the “Original Filing”).

 This Amendment No. 1 is being filed to amend Item 9A (T) (i) to clearly provide Management's assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the most recent fiscal year , including a statement that the internal control over financial reporting was effective, and (ii) to confirm that there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 We have also included an updated signature page and currently dated certifications from the Company’s Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1, 31.2, and 32 to this report.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

TABLE OF CONTENTS

Page
Item 9A (T): Controls and Procedures	3

Signatures	4

Exhibit	Title of document	Page
31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)	5
31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)	6
32	Certification under 18 U.S.C. § 1350	7

2

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

Operating Effectiveness of Accounting and Control Procedures.   As  a result of our evaluation, our management concluded that as of December 31, 2009, our internal control over financial reporting is effective..

Changes in Internal Control over Financial Reporting.   There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: November 11, 2010	/s/ Jeffrey K. Berg
Jeffrey K. Berg, President, Chief Executive Office and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jeffrey K. Berg	President, Chief Executive Officer and Director	November 11, 2010

/s/David T. McGraw	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 11, 2010
David T. McGraw

/s/Curtis A. Sampson*	Chairman of the Board of Directors, and Director	November 11, 2010
Curtis A. Sampson

/s/Randall D. Sampson*	Director	November 11, 2010

/s/Edwin C. Freeman*	Director	November 11, 2010
Edwin C. Freeman

/s/Luella G. Goldberg*	Director	November 11, 2010
Luella Gross Goldberg

/s/Gerald D. Pint*	Director	November 11, 2010
Gerald D. Pint

/s/Roger H.D. Lacey*	Director	November 11, 2010
Roger H.D. Lacey

*This Form 10K/A is signed by the persons listed and marked with an asterisk by David T. McGraw pursuant Power of Attorney dated March 18, 2010

4