Form 10-K
period 2010-12-31
COMMUNICATIONS SYSTEMS INC
filed 2011-03-15
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 001-31588

COMMUNICATIONS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0957999

(State or other jurisdiction	(Federal Employer
of incorporation or organization)	Identification No.)

10900 Red Circle Drive, Minnetonka, MN 55343
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 par value Preferred Stock Purchase Rights	NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $68,081,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2010.

As of March 1, 2011 there were outstanding 8,424,481 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI”, “our”, “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media and rate conversion products for telecommunications networks. Through its JDL Technologies business unit, CSI also provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding the various segments is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets connectors and wiring devices for voice, data and video communications under the Suttle brand name in the United States (U.S.) and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Suttle also markets a line of DSL (Digital Subscriber Line) filters for the telecommunications market. Approximately 59% of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 41% are purchased from offshore contract manufacturers. Segment sales were $36,562,000 (30% of consolidated revenues) in 2010 and $42,867,000 (39% of consolidated revenues) in 2009.

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

Suttle produces a full product line of residential structured wiring equipment used for customer premise applications for voice, data, video, and entertainment distribution. This line of products consists of structured wiring enclosures that are recessed or surface mounted in a residence or small business, and a series of plug-and-play modules that snap into the enclosures to complete the system. The modules selected determine the application of service and the number of ports or connections can be scaled up by adding more modules. These products are marketed under the SOHO AccessTM line of products. Suttle’s residential wiring systems range in price from $5.42 to $95.00.

Suttle also sells DSL filters for home and business applications. These filters, which the Company procures from offshore sources, permit the user to receive both analog and digital signals simultaneously and allow a single telephone line to support uninterrupted voice, fax and internet capabilities.

          Markets and Marketing

Suttle competes in all major areas of the telecommunications connector market utilizing traditional modular jacks.

Suttle markets DSL filtering devices to telephone companies for use with their DSL home install kits. The products include both inline filters for deployment in the home and DSL splitters, which are typically mounted outside the home near the telephone demarcation point.

Suttle markets residential structured cabling system products, which are an increasingly important part of its product line. Service providers such as the telephone and cable companies have extended their traditional services to include comprehensive communications and entertainment offerings that require enhanced premise cabling. Suttle markets its products to service providers, residential builders, and low voltage installers through distributors, and through the Company’s sales staff.

Suttle’s customers include the major communication companies including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT (formerly Bell South and SBC Communications), and Qwest. Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales to the major telephone companies (including DSL), both directly and through distribution, represented 70% of Suttle’s sales in 2010 and 71% in 2009.

Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, original equipment manufacturers (OEM), and retailers. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and OEMs are made through a nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 14% of Suttle’s sales in 2010 and 16% in 2009. Sales to international customers and other customers represented 16% of Suttle’s sales in 2010 and 13% in 2009.

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

          Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2011 were approximately $3,724,000 compared to approximately $3,373,000 at March 1, 2010. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of future results.

          Manufacturing and Sources of Supply

Suttle’s products are manufactured using plastic parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products utilize a moisture-resistant gel-filled fig available only from Tyco Electronics. Suttle has not generally experienced significant problems in obtaining its required supplies, although from time to time it experiences spot shortages and additional order lead times are required from the offshore suppliers.

          Research and Development; Patents

Suttle continually monitors industry requirements and creates new products to improve its existing product line. Although Suttle has historically not relied significantly on patents to protect its competitive position, as a result of duplication of its designs by foreign apparatus manufacturers, Suttle has began to apply for design patents on a number of its new products.

(ii) Transition Networks

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains an engineering, procurement and marketing center in Shanghai, China. Transition designs, assembles and markets Network Interface Devices (NIDs), media converters, network interface cards (NICs), Ethernet switches, Small Form factor Pluggable modules (SFP)s, and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its product through distributors, resellers, integrators, and OEMs. These Network Interface Devices, media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $67,782,000 (56% of consolidated sales) in 2010 compared to $55,098,000 (50% of consolidated sales) in 2009. International sales accounted for 17% of Transition’s sales, or $11,358,000 in 2010, compared to $9,886,000, or 18% of Transition’s sales in 2009.

          Products

Transition Networks designs, assembles and sells media converter devices, network interface devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products assist customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, OC3, OC12, and more. The Company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from integrated circuit manufacturers such as Marvell® and Broadcomm® for the development of new products. Product hardware and software development is done internally and is expensed when incurred. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with free operating software. Transition Networks focuses its product development on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet based networking products for approximately 23 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, and security markets and, in addition, targets the specific vertical markets of government and education.

          Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing. In 2010, approximately 65% of its products were manufactured offshore, principally in Asia. Offshore sources of supply are subject to certain risks, including interference from political sources. The balance of its products are manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary product.

          Markets and Marketing

Transition Networks’ products are used in a broad array of markets, including enterprise networks, service providers’ networks, security and industrial environments such as in manufacturing processes. Transition Networks has a broad customer base and its products are used in a variety of applications.

The media conversion product line addresses and is used in a variety of applications. The ION and Point System™ chassis based modular systems are used primarily in telecommunications closets for high-density applications and when multiple protocols need to be supported. Stand alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in both the central closet and at the end user station.

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

          Research and Development

Transition Networks continues to develop products that address the enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include remote management devices built on the IEEE® 802.3AH and 802.3AG standards, Metro Ethernet Forum (MEF)® standards and Power Over Ethernet based on the IEEE® 802.3AF standard. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $1,966,000 in 2010 compared to $1,707,000 in 2009.

Transition Network’s research and development operations are conducted in the United States and China. Transition opened an office in China (Transition Networks China) in the third quarter of 2007. The China operation focuses primarily on engineering, including hardware and software development as well as testing. Additional operations include marketing, purchasing, and sales support.

          Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Fast Ethernet and Gigabit Ethernet families as well as the Network Interface Devices (NIDs). Low cost competitors from China and Taiwan are strongest in Asian, EMEA and South American markets, but have had limited success in the North American market for the media converter products. A deeper penetration of these competitors would pose a potential threat to sales and profit margins. Competition also exists from substitutes such as lower cost fiber switches. The Fast Ethernet and Gigabit Ethernet switch market is filled with a large number of domestic and Asian competitors. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

          Order Book

Outstanding customer orders for Transition Networks products were approximately $6,193,000 at March 1, 2011 and $8,190,000 at March 1, 2010. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., located in Fort Lauderdale, FL (“JDL”), provides IT solutions focused on network design and integration IT service management, network security, desktop virtualization, and managed network operation center services. JDL’s 2010 sales were $12,712,000 (11% of consolidated sales) compared to 2009 sales of $8,765,000 (8% of consolidated sales). Project revenue totaled $11,612,000 in 2010 or 91% of JDL sales compared to $7,594,000 in 2009 or 87% of JDL sales. Managed services revenues were $1,100,000 and $1,171,000 in 2010 and 2009, respectively.

          Services and Solutions

JDL has a highly skilled and certified engineering staff capable of successfully delivering and supporting the IT industry’s most advanced technical solutions, including network design and integration, IT Service Management, network security and desktop virtualization.

Network design and integration. JDL has extensive experience designing and integrating wired and wireless networks. In addition to designing and integrating network solutions, JDL monitors and manages an IT network of one of the nation’s largest K-12 school system networks.

IT Service Management - JDL offers cost effective solutions for every segment of the market ranging from small and medium business to large enterprise. JDL manages Help Desk software and processes for a large school district in South Florida. JDL recently introduced ForeSite® Cloud Managed Service, which enables small to medium sized businesses to outsource repetitive IT tasks to allow their existing IT staff to focus on strategic business initiatives.

Network Security. JDL offers a variety of services to improve the security posture of client networks. These services include vulnerability assessments, OS hardening, intrusion prevention tuning, and analysis and developing continuous improvement processes around these services.

Desktop Virtualization – In recognition of the tremendous potential of this market, JDL has formed strategic partnerships with the industry’s leading technology providers to bring our customers the most effective virtualization solutions available. JDL uses a custom assessment methodology to tailor the solution to the customer’s unique requirements. In addition to designing and implementing the solution JDL provides ongoing managed support to ensure the long-term success of the deployment.

          Markets and Competition

JDL competes in the Central and South Florida information technology market with small and large Information Technology valued added resellers (VARs). While VARs that have historically focused on asset sales to clients, in 2010, JDL made a strategic decision to market position itself as a high-quality provider of design, implementation and management of information technology solutions to enable its clients to become more competitive in their business operations. In connection with this decision, JDL expanded its market focus from K-12 Education to include K-20 Education, Healthcare, Enterprise and Government markets.

          Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $6,243,000 at March 1, 2011 and $18,564,000 at March 1, 2010. Approximately $12.0 million of the $18.6 million backlog was recognized in 2010, and JDL expects that the current $6.2 in backlog will be recognized as revenue in 2011.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. is located in Bethesda, North Wales, United Kingdom. Austin Taylor is a provider of telephony and data networking products to telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $3,016,000 (3% of consolidated revenues) in 2010 and $3,062,000 (3% of consolidated revenues) in 2009.

At its plant in Bethesda, the Company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications and procures other products from offshore sources. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 62% and 72% of Austin Taylor sales were to U.K. customers in 2010 and 2009.

Outstanding customer orders for Austin Taylor products were approximately $260,000 at March 1, 2011 compared to $265,000 at March 1, 2010. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of future results.

(2) Employment Levels

As of March 1, 2011 the Company employed 458 people. Of this number, 235 were employed by Suttle (including 91 in Hector, Minnesota and 144 in Costa Rica), 147 by Transition Networks, Inc. (127 in Minnetonka, MN and 20 in China), 24 by JDL Technologies, Inc., 32 by Austin Taylor Communications, Ltd and 20 corporate general and administrative positions. Eight of the Company’s Austin Taylor employees are represented under collective and individual bargaining agreements. The Company considers its employee relations to be good.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2011 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Jeffrey K. Berg	68	President and Chief Executive Officer [2007][2]

David T. McGraw	59	Vice President, Treasurer and Chief Financial Officer [2008][3]

William G. Schultz	42	Executive Vice President of Operations [2010] [5]

Bruce Blackwood	48	Vice President and General Manager, Suttle [2007][6]

Michael J. Skucius	57	Vice President, Information Technology [2010][7]

Karen Nesburg Bleick	46	Vice President, Human Resources [2009][8]

Vince Geraci	64	Managing Director, Austin Taylor Inc [2008][9]

Melvyn J. Albiston	65	Vice President and General Manager, JDL Technologies, Inc [2010][10]

Seweryn Sadura	40	Vice President and General Manager, Transition Networks [2011][11]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

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

5

Mr. Schultz was appointed Executive Vice President of Operations in May 2010. From October 2007 to April 2010 he served as the Vice President and General Manager of Transition Networks, Inc. From May 2000 to September 2007, he served as Transition Networks Vice President of Marketing. Prior to May 2000, he was Distribution Business Manager for AMP Division of Tyco International, Ltd.

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

11

Mr. Sadura was appointed Vice President and General Manager of Transition Networks in February 2011. From June 2007 to January 2011 he served as the Director of China Operations for Transition Networks. Prior to June 2007, he was a Product Manager at Transition Networks.

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

          Competition in the markets for voice and data communications products is intense. Our ability to compete with other manufacturers of these products depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Certain of our competitors and potential competitors may have greater financial, technological, manufacturing, marketing, and personnel resources than we. Present and future competitors may be able to identify new markets and develop new products that are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than us. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

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

          We believe future consolidation among our customers may occur in order for them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of our products during the integration period.

          The business impact to us of significant customer mergers is likely to be unclear until sometime after these transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. We cannot ensure that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.

Our profitability could be impacted negatively if one or more of our key customers substantially reduces orders for our products or transitions their purchases towards lower gross margin products.

          Our customer base is somewhat concentrated, with our top ten customers accounting for 70%, 72% and 60% of net sales for fiscal 2010, 2009 and 2008, respectively. One of our largest customers, Verizon, accounted for 6%, 9% and 5% of our net sales for the fiscal years 2010, 2009 and 2008. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2010, 2009 and 2008, this combined company accounted for approximately 9%, 12% and 12% of our sales, respectively. If we lose a significant customer for any reason, our sales and gross profit will be impacted negatively.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.

          The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions, short product life cycles and rapidly changing customer requirements and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of these modified products could cause us to lose market share and cause our revenues to decline.

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

          We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. We cannot ensure that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.

We evaluate and frequently pursue acquisitions, but we may not successfully close these acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.

          We regularly consider the acquisition of complementary companies and product lines. We cannot, however, ensure that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, or obtain requisite shareholder or regulatory approvals needed to close strategic acquisitions, despite the effort and management attention invested.

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

          We procure all parts and certain services involved in the production of our products and subcontract much of our product manufacturing to outside firms that specialize in these services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. We cannot ensure that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including defects in the quality of components or products supplied by others.

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

          Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of finished goods for orders we anticipate but may not be received. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions or inventory write-downs, which could adversely affect our business and results of operations.

We face risks associated with expanding our sales outside of the United States.

          We believe that our future growth depends in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. We cannot ensure that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

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

          For the past several years, financial markets globally have experienced extreme disruption. This includes, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The severity and length of the present disruptions in the financial markets and the global economy are unknown. We cannot ensure that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have adversely affected our business in a number of ways and will likely continue to adversely affect our business during the foreseeable future.

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

          In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

          Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•	authorization for our board of directors to issue preferred stock without shareholder approval;

•	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 16.5% or more of our outstanding shares of common stock;

•	limitations on business combinations with interested shareholders; and

•	classification of Board of Directors that serve staggered, three year terms.

          Some of these provisions may discourage a future acquisition of our company even though our shareholders would receive an attractive value for their shares, or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

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

-	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

-	Transition Networks leases 10,000 square feet of office space for engineering, procurement and marketing activities in Shanghai, China.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

No material litigation or other material claim is presently pending against the Company.

ITEM 4.	[REMOVED AND RESERVED]

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	MARKET INFORMATION

The Company’s common stock trades on the NASDAQ under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2010 and 2009.

	2010		2009

	High	Low	High	Low

First	$13.60	$11.27	$9.54	$6.95
Second	13.31	10.15	11.96	7.52
Third	11.57	10.00	13.05	9.61
Fourth	14.82	11.02	13.70	10.47

(b)	HOLDERS

At March 1, 2011 there were approximately 591 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2011	$.15
October 1, 2010	.15
July 1, 2010	.15
April 1, 2010	.14
January 1, 2010	.14
October 1, 2009	.14
July 1, 2009	.14
April 1, 2009	.12
January 1, 2009	.12

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2010:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	—	$—	1,123,739
1992 Stock Plan-Nonemployee Director Plan	162,000	$9.49	37,000
1990 Employee Stock Purchase Plan	1,590	$13.34	76,721

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	REGULATION S-K, ITEM 201 (e) INFORMATION

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2005 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2005	2006	2007	2008	2009	2010

Communications Systems, Inc.	$100.000	$104.770	$89.450	$107.454	$75.039	$126.135
NASDAQ US	100.000	102.135	112.187	121.681	58.639	84.282
NASDAQ TELCOM	100.000	95.037	124.968	111.157	63.868	95.770

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The Company did not repurchase any shares of common stock during the three months ending December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2010	none	—	—	481,938

November 2010	none	—	—	481,938

December 2010	none	—	—	481,938

Total	none		—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2010	2009	2008	2007	2006

Selected Income Statement Data
Sales from Continuing Operations	$120,072	$109,792	$122,700	$121,243	$115,440

Costs and Expenses:
Cost of Sales	68,872	67,944	76,008	78,357	76,853
Selling, General and Administrative Expenses	35,586	31,433	33,109	32,623	33,562
Impairment Loss		196	2,999

Total Costs and Expenses	104,458	99,573	112,116	110,980	110,415
Operating Income	15,614	10,219	10,584	10,263	5,025
Other income (expense), Net	20	581	597	1,760	698
Income Before Income Taxes	15,634	10,800	11,181	12,023	5,723
Income Tax Expense	5,919	4,756	4,570	4,512	1,228

Net Income	$9,715	$6,044	$6,611	$7,511	$4,495

Basic Net Income Per Share	$1.16	$.72	$.77	$.86	$.52
Diluted Net Income Per Share	$1.15	$.72	$.77	$.85	$.51

Cash Dividends Declared Per Share	$.59	$.52	$.48	$.42	$.34

Average Dilutive Shares Outstanding	8,415	8,352	8,563	8,831	8,807

Selected Balance Sheet Data
Total Assets	$109,070	$102,914	$98,738	$100,760	$92,723
Property, Plant and Equipment, Net	13,214	13,322	12,015	13,945	8,580
Long-term liabilities	5,004	4,220	4,919	4,045	724
Stockholders’ Equity	91,397	85,939	83,728	84,931	82,545

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. is a global company with sales in over 90 countries and facilities supporting design, manufacturing and distribution in the United States, Costa Rica, China and the United Kingdom. We sell a growing family of physical and electronic connectivity products and infrastructure, as well as IT services for voice, video and data communications. Our product families encompass a broad range of passive and active products, including copper-based and fiber optic connection devices, digital subscriber line filters and connection devices, structured wiring systems that support Local Area Networks, media conversion devices and switches.

The voice, video and data markets in which we sell products provide services that are vital to the modern world. Therefore, we expect the size of these markets will, generally, continue to expand, although the pace of growth will be affected by economic conditions in the United States and around the world. This growth, along with inevitable technological change, will generate innumerable opportunities for the type of products we sell.

From our customers’ perspective customers, our goal is to become a market leader delivering high quality, competitively priced products and services. From our shareholders’ perspective, our goal is to steadily and consistently increase our revenues and profits. Achieving these goals will require success in the following areas.

•	We must apply our financial resources to support increased sales, maintain brand loyalty, improve product quality and develop new products.

•	At the same time, we must maintain price levels and control expenses to provide adequate margins and superior bottom line results.

•	Finally, to accelerate our growth we must expand our sales outside of the US and prudently acquire complementary businesses and product lines.

While we face the many challenges and risks that we discussed earlier in this report, we believe our greatest challenges will be responding to intense market competition and successfully introducing new products. Some of our competitors are larger and better capitalized, and some are based outside the US. These firms often have greater capacity to both (i) absorb lower margins that are inconsistent with our financial goals and (ii) support a higher level of new product development using their greater resources or lower cost structure. In order to achieve profitable growth in the face of these challenges, we must constantly validate the value of our products to new and existing customers and select and pursue new product development opportunities and product line acquisitions that best fit our capabilities, resources and competitive position.

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

JDL Technologies

JDL Technologies is an IT services company that provides outsourced technical services to the education, healthcare, government and enterprise market segments. JDL provides studies and analysis, design, installation, maintenance and operational management support for network-based, server-centered systems. JDL’s largest customer is the School Board of Broward County, Florida (SBBC). JDL runs SBBC’s Network Operation Center that monitors all network elements (servers, switches, routers) and over 60,000 computers in 265 buildings for the nation’s 6th largest school district.

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

Transition Networks

Transition Networks offers a full suite of networking connectivity solutions including media converters, network interface cards, switches, and coarse-wave division multiplexing (CWDM). Utilizing engineering resources in the U.S. and its Product Design and Development Facility in Shanghai, China, Transition Networks designs and markets products for a broad spectrum of protocols including Ethernet, Fast Ethernet, Gigabit Ethernet, T1/E1, DS3, and serial. Transition Networks distributes these hardware-based connectivity solutions through a network of resellers in 90 countries and is the preferred choice among industry IT professionals for high-end media conversion devices, Network Interface Devices, and Ethernet switches.

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make these forward looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes”, “expects”, “anticipates”, “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of such risk factors, please see Item 1A above.

Critical Accounting Policies

Sales Returns and Allowances: We establish an allowance for possible return of products, rebates and advertising allowances. The amount of the allowance is an estimate that is based on historical ratios of returns to sales, the historical average length of time between the sale and the return and other factors. Though management considers these allowances adequate and proper, changes in customers’ behavior versus historical experience or changes in the Company’s return policies are among the factors that could affect the adequacy of this allowance.

Inventory Valuation: We value inventories at the lower of cost or market. Reserves for overstock and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

Income Taxes: In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood it will realize these deferred assets from future taxable income. We determine the valuation allowance for deferred income tax benefits based upon the expectation of whether the benefits are more likely than not to be realized. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

Warranty: The Company’s warranty programs vary by business groups and by product lines. Reserves for the estimated cost of product warranties are established at the time revenue is recognized. We estimate the costs of our warranty obligations based on warranty policy and the applicable contractual warranty, our historical experience of known product failure rates, our vendors’ experience and material and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. Though management considers these balances adequate and proper, changes in the Company’s warranty policy or a significant change in product defects versus historical experience are among the factors that could affect the adequacy of this reserve.

Asset Impairment: We are required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. An impairment analysis is performed when indicators of impairment are present. If these indicators are present and if the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges, is less than the carrying value, we must recognize an asset impairment in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

We believe the accounting estimates related to potential asset impairments are critical as they require management to make assumptions about future cash flows and the impact of recognizing an impairment could have a significant effect on operations.

Goodwill Impairment: We are required to evaluate goodwill for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. We perform a two-step process to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. The Company estimates the fair value of each reporting unit based on a discounted cash flow analysis. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded.

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

Foreign Currency Translation: We translate assets and liabilities of the foreign subsidiary to U.S. dollars at year-end rates, and the statements of operations are translated at average exchange rates during the year. Translation adjustments arising from the translation of the foreign affiliates’ net assets into U.S dollars are recorded in other comprehensive income.

Results of Operations

2010 Compared to 2009

Sales were $120,072,000 in 2010, a 9% increase from sales of $109,792,000 in 2009. Operating income increased 53% to $15,614,000 in 2010 as compared to $10,219,000 in 2009. Income before income taxes increased 45% to $15,635,000 from $10,799,000 in 2009. Net income increased 61% to $9,715,000 in 2010 compared to $6,044,000 in 2009.

Suttle

Suttle sales decreased 15% to $36,562,000 in 2010 compared to $42,867,000 in 2009. Sales by product groups in 2010 and 2009 were:

	Suttle Sales by Product Group

	2010	2009

Modular connecting products	$14,318,000	$16,120,000
DSL products	11,884,000	13,310,000
Structured cabling products	9,956,000	12,821,000
Other products	404,000	616,000

	$36,562,000	$42,867,000

Suttle’s sales by customer groups in 2010 and 2009 were:

	Suttle Sales by Customer Group

	2010	2009

Telephone companies	$25,726,000	$30,309,000
Distributors	5,227,000	6,840,000
International	5,475,000	5,547,000
Other	134,000	171,000

	$36,562,000	$42,867,000

The decrease in sales was due primarily to the erosion in the number of land-line customers served by the major telephone customers, volatility in the large DSL contracts, and the continued severe downturn in the domestic housing market. Sales to the telephone companies decreased 15% to $25,726,000 in 2010 compared to $30,309,000 in 2009 due to decreased DSL deployment and continued contraction of the domestic housing market. Sales to these customers accounted for 70% of Suttle’s sales in 2010 compared to 71% of sales in 2009. Sales to distributors, OEMs, and electrical contractors decreased 24% and accounted for 14% of sales in 2010 compared to 16% in 2009. The decline in this segment is a direct result of reduced opportunities in the domestic market for new single-family unit (SFU) construction and multi-dwelling unit (MDU) construction. International sales accounted for 15% of Suttle’s 2010 sales but declined 1% compared to 2009. International telephone customers also faced land-line loss causing decreased sales of voice products. DSL product sales into this segment did increase as customers increased investments in broadband.

Suttle’s gross margin decreased 1% to $9,681,000 in 2010 compared to $9,771,000 in 2009. The gross margin percentage was 26% in 2010 compared to 23% in 2009. This increase in gross margin as a percentage of sales was due to favorable product mix changes. Suttle realizes its highest selling margins on modular connecting products. DSL products are the least profitable..

Selling, general and administrative expenses increased 10% to $6,638,000 in 2010 compared to $6,054,000 in 2009 due to increases in spending on technology development.

Suttle’s operating income declined 18% to $3,043,000 in 2010 from $3,717,000 in 2009 due to the decreased revenues noted above.

Transition Networks

Transition Networks is a provider of active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives revenues from one time product sales. The majority of the business is derived from one time network projects that do not repeat. The core markets for the products are enterprise, service providers, and industrial users. Roughly 83% of Transition Networks revenue comes from North America, but we continue to see opportunity for long term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales increased 23% to $67,782,000 in 2010 compared to $55,098,000 in 2009. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2010 and 2009 were:

	Transition Networks Sales by Region

	2010	2009

North America	$56,424,000	$45,213,000
Europe, Middle East, Africa (“EMEA)”	4,708,000	4,818,000
Rest of world	6,650,000	5,067,000

	$67,782,000	$55,098,000

The following table summarizes Transition Networks’ 2010 and 2009 sales by product group:

	Transition Networks Sales by Product Group

	2010	2009

Media converters	$50,360,000	$39,251,000
Ethernet switches	4,275,000	3,786,000
Ethernet adapters	7,494,000	8,903,000
Other products	5,653,000	3,158,000

	$67,782,000	$55,098,000

Sales in North America increased 25% compared to 2009. The increase in sales largely came from an increase in two of Transition Networks focus vertical markets: Federal Government and Telco. The increase in the Federal Government sales were due in part to some Voice over IP (VoIP) projects while the increase in Telco came from wireless backhaul projects and last mile data delivery services for businesses. International sales increased $1,473,000, or 15%, due to a strong rebound in the Asia and Latin America markets. The increase was due to an increase in activity in projects for Telco customers in deploying data services. Sales in EMEA lagged due to a a sluggish world economy, increased price competition, and currency fluctuations.

Gross margin increased 23% to $35,956,000 in 2010 compared to $29,329,000 in 2009 due to an increase in revenues. Gross margin as a percentage of sales remained stable at 53% in 2010 compared to 53% in 2009.

Selling, general and administrative expenses increased 11% to $21,459,000 in 2010 from $19,371,000 in 2009 due primarily to an increase in selling expense and adding engineering staff to the China facility. Operating income increased 46% to $14,497,000 in 2010 compared to $9,958,000 in 2009 due to an increase in gross margin dollars of 23% and a smaller increase of SG&A of only 11%.

Transition Networks will continue to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) increased 45% to $12,712,000 in 2010 compared to $8,765,000 in 2009. The following table summarizes JDL’s revenues by customer group in 2010 and 2009:

	JDL Revenue by Customer Group

	2010	2009

Broward County FL schools	$12,391,000	$8,594,000
All other	321,000	171,000

	$12,712,000	$8,765,000

Revenues earned in Broward County FL increased $3,797,000 or 44% in 2010. The increase was the result of increased IT infrastructure contract funding from the federal government.

As discussed in Item 1, Business, (c) Narrative Description of Business, (iii) JDL Technologies, Inc., the backlog of outstanding customer orders and contracts for JDL was approximately $6,243,000 at March 1, 2011, compared to $18,564,000 million at March 1, 2010. JDL expects to recognize substantially all the $6,243,000 in backlog as revenue in 2011. JDL made a strategic decision in 2010 to position itself as a high-quality provider of design, implementation and management of information technology solutions and is expanding its market focus from K-12 Education to include K-20 Education, Healthcare, Enterprise and Government markets.

JDL gross margin increased 103% to $5,580,000 in 2010 compared to $2,753,000 in 2009. Gross margin as a percentage of sales increased to 44% in 2010 from 31% in 2009 due to purchasing discounts and rebates the Company was able to take advantage of during the year.

Selling, general and administrative expenses increased 13% in 2010 to $1,470,000 compared to $1,299,000 in 2009, but has decreased as a percentage of sales from 14.8% in 2009 to 11.6% in 2010. This is primarily due to an increase in compensation expenses and sales activities. Operating income increased to $4,110,000 in 2010 compared to $1,455,000 in 2009.

Austin Taylor

Austin Taylor’s revenues decreased 1% to $3,016,000 in 2010, compared to $3,061,000 in 2009. This decrease is primarily due to difficulties in securing connector products from Far East contract manufacturers and the general European economic slowdown. Gross margin decreased 250% to a loss of $17,000 in 2010 from a loss of $6,000 in 2009. Gross margin as a percentage of sales was -1% in 2010 compared to 0% in 2009. This decrease was due to greatly increased material and finished goods costs compounded by the margin effects of fixed term contracts. Additionally, Austin Taylor was burdened with the financial impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2010 of $1,101,000 compared to $1,214,000 in 2009. Included in the 2009 operating loss is a $196,000 impairment charge related to Austin Taylor’s machinery and equipment assets. Management is currently implementing measures to improve Austin Taylor’s performance.

Other

Net investment and other income decreased 97% to $20,000 in 2010 compared to $581,000 in 2009. This decrease is due to unrealized foreign exchange losses due to the decline in the Euro against the dollar and decreasing interest rates. Income before income taxes increased 45% to $15,635,000 in 2010 compared to $10,799,000 in 2009. The Company’s effective income tax rate was 38% in 2010 compared to 44% in 2009. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges as explained in Note 8 to the condensed consolidated financial statements.

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

The decrease in sales was due primarily to the erosion in the number of land-line customers served by the major telephone customers and the severe downturn in the domestic housing market. Sales to the major telephone companies increased 20% to $24,829,000 in 2009 compared to $20,624,000 in 2008 due to increased sales of DSL products. Sales to these customers accounted for 58% of Suttle’s sales in 2009 compared to 46% of sales in 2008. The land-line loss experienced by the major telephone companies caused a faster than expected decline in the traditional and Corroshield product lines. However, sales of DSL products and structured cabling products to these same customers increased as investment remained strong into FTTP networks. Sales to distributors, OEMs, and electrical contractors decreased 21% and accounted for 23% of sales in 2009 compared to 28% in 2008. The decline in this segment is a direct result of reduced opportunities in the domestic market for new single-family unit (SFU) construction and multi-dwelling unit (MDU) construction. International sales accounted for 11% of Suttle’s 2009 sales but declined 25% compared to 2008. International telephone customers also faced land-line loss causing decreased sales of voice products. DSL product sales into this segment did increase as customers increased investments in broadband.

Suttle’s gross margin decreased 9% to $9,771,000 in 2009 compared to $10,778,000 in 2008. The gross margin percentage was 23% in 2009 compared to 24% in 2008. This decrease in gross margin was due to a change in product mix as sales of higher margin products, such as the traditional and Corroshield product lines declined as compared to lower margin DSL sales.

Selling, general and administrative expenses remained stable at $6,054,000 in 2009 compared to $6,045,000 in 2008.

Suttle’s operating income declined 21% to $3,717,000 in 2009 from $4,733,000 in 2008 due to the decreased revenues and margins noted above.

Transition Networks

Transition Networks is a provider of active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives revenues from one time product sales and non-recurring revenue streams from service contracts. The majority of the business is derived from one time network projects that do not repeat. The core markets for the products are enterprise, service providers, and industrial users. Roughly 82% of Transition Networks revenue comes from North America.

Transition Networks sales decreased 12% to $55,098,000 compared to $62,924,000 in 2008. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2009 and 2008 were:

	Transition Networks Sales by Region

	2009	2008

North America	$45,213,000	$45,863,000
Europe, Middle East, Africa (“EMEA)”	4,818,000	8,352,000
Rest of world	5,067,000	8,709,000

	$55,098,000	$62,924,000

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

Gross margin decreased 5% to $29,329,000 in 2009 compared to $30,972,000 in 2008 due to decreases in revenues, but represented a lower percentage decline compared to revenues due to gross margin improvements. Gross margin as a percentage of sales increased to 53% in 2009 compared to 49% in 2008 due to new lower cost designs and outsourcing of production to lower cost offshore suppliers and fewer sales of lower margin products. The increase in sales of Ethernet adapters and decrease in sales of media converters is one of the contributors to the increased margins. The decline in sales of media converters is due to the slowing economy around the world. The increase in sales of Ethernet adapters was due to ongoing projects in North America.

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

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) decreased 11% to $8,765,000 in 2009 compared to $9,838,000 in 2008. The following table summarizes JDL’s revenues by customer group in 2009 and 2008:

	JDL Revenue by Customer Group

	2009	2008

Broward County FL schools	$8,594,000	$5,186,000
U.S. Virgin Islands Dept. of Education (VIDE)	—	4,649,000
All other	171,000	3,000

	$8,765,000	$9,838,000

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had approximately $43,075,000 in cash, cash equivalents and investments. Of this amount, $9,624,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company also had $26,287,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2010.

The Company had current assets of approximately $86,204,000 and current liabilities of $12,669,000 at December 31, 2010 compared to current assets of $76,967,000 and current liabilities of $12,754,000 at the end of 2009.

Cash flow provided by operating activities was approximately $9,726,000 in 2010 compared to $17,637,000 provided by operations in 2009. Significant working capital changes from 2009 to 2010 included an increase in accounts receivable of $2,521,000 related to an overall increase in sales in the fourth quarter of 2010 as compared to 2009.

Investing activities used $9,298,000 of cash in 2010 compared to cash used of $21,873,000 in 2009. The Company continued to purchase certificates of deposit with original maturities of greater than 90 days and increased its investments from $18.8 million at December 31, 2009 to $26.3 million at December 31, 2010.

Net cash used by financing activities was $4,889,000 in 2010 compared to $4,563,000 in 2009. Cash dividends paid on common stock increased to $4,858,000 in 2010 ($0.59 per common share) from $4,333,000 in 2009 ($0.52 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and pursuant to options issued under the Company’s Employee Stock Purchase Plan, totaled approximately $308,000 in 2010 and $171,000 in 2009. The Company purchased and retired no shares in 2010 and 5,126 shares for $53,000 in 2009. At December 31, 2010, Board of Director authority to purchase approximately 481,938 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $373,000 during 2010. The outstanding balance on the mortgage was $2,402,000 at December 31, 2010.

The Company expects that the effective income tax rate for fiscal 2011 will be approximately 38%.

The Company had no outstanding obligations under its line of credit at December 31, 2010 and 2009, and the Company’s entire credit line ($10,000,000 at March 1, 2011) is available for use. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at December 31, 2010).The current line of credit expires September 30, 2011. Although management believes that we will be able to renew the line on terms acceptable to the Company we cannot guarantee that these terms will be available. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$399,000	$885,000	$1,014,000	$104,000
Interest on long-term debt	152,000	217,000	88,000	1,000
Pensions	384,000	449,000	742,000	1,887,000
Operating leases	204,000	118,000
Compensation plans		1,265,000	473,000

Total	$1,139,000	$2,934,000	$2,317,000	$1,992,000

As of December 31, 2010, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2010 our bank line of credit carried a variable interest rate based on our bank’s average certificate of deposit rate plus 1.5%. The Company’s investments are money market and certificates of deposit types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

At December 31, 2010 approximately $188,000 of assets were invested in the Company’s assembly plant subsidiary in Costa Rica. The Company expects to maintain assets in Costa Rica as needed to support the continued operation of the Suttle subsidiary. The Company uses the U.S. dollar as its functional currency in Costa Rica. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 15, 2011

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2010	December 31 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,787,558	$21,293,448
Investments	21,698,905	11,236,940
Trade accounts receivable, less allowance for doubtful accounts of $500,000 and $505,000, respectively	17,544,136	15,042,411
Inventories	24,498,935	24,598,317
Prepaid income taxes	296,586	337,274
Other current assets	908,102	884,555
Deferred income taxes	4,469,941	3,574,501

TOTAL CURRENT ASSETS	86,204,163	76,967,446

PROPERTY, PLANT AND EQUIPMENT, net	13,214,067	13,321,825

OTHER ASSETS:
Investments	4,588,267	7,538,903
Goodwill	4,560,217	4,560,217
Funded pension assets	349,575	399,743
Other assets	153,938	125,560

TOTAL OTHER ASSETS	9,651,997	12,624,423

TOTAL ASSETS	$109,070,227	$102,913,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$399,209	$372,926
Accounts payable	5,385,558	4,986,028
Accrued compensation and benefits	3,951,401	4,855,899
Other accrued liabilities	1,669,776	1,370,105
Dividends payable	1,263,434	1,169,040

TOTAL CURRENT LIABILITIES	12,669,378	12,753,998

LONG TERM LIABILITIES:
Long-term compensation plans	1,738,105	887,210
Income taxes payable	678,395	723,534
Deferred income taxes	585,317	208,111
Long term debt - mortgage payable	2,002,339	2,401,548

TOTAL LONG-TERM LIABILITIES	5,004,156	4,220,403

COMMITMENTS AND CONTINGENCIES (Footnote 5)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,422,890 and 8,352,883 shares issued and outstanding, respectively	421,144	417,644
Additional paid-in capital	34,491,370	33,641,510
Retained earnings	56,769,816	52,007,261
Accumulated other comprehensive income	(285,637)	(127,122)

TOTAL STOCKHOLDERS’ EQUITY	91,396,693	85,939,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,070,227	$102,913,694

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2010	2009	2008

Sales	$120,072,310	$109,792,207	$122,699,678
Costs and expenses:
Cost of sales	68,871,678	67,943,557	76,008,162
Selling, general and administrative expenses	35,586,248	31,434,097	33,108,488
Impairment loss		196,020	2,999,441

Total costs and expenses	104,457,926	99,573,674	112,116,091

Operating income	15,614,384	10,218,533	10,583,587
Other income and (expenses):
Investment and other income	251,002	810,039	706,202
Gain on sale of assets	(9,238)	39,919	84,513
Interest and other expense	(221,611)	(269,151)	(193,010)

Other income, net	20,153	580,807	597,705

Income from operations before income taxes	15,634,537	10,799,340	11,181,292

Income tax expense	5,919,104	4,755,695	4,569,875

Net income	9,715,433	6,043,645	6,611,417
Other comprehensive income (loss):
Additional minimum pension liability adjustments	43,999	285,000	(60,226)
Unrealized gains on available-for-sale securities	(19,744)	33,802
Foreign currency translation adjustment	(182,770)	(237,386)	(1,345,278)

Total other comprehensive income (loss)	(158,515)	81,416	(1,405,504)

Comprehensive income	$9,556,918	$6,125,061	$5,205,913

Basic net income per share:	$1.16	$.72	$.77
Diluted net income per share:	$1.15	$.72	$.77

Weighted Average Basic Shares Outstanding	8,384,242	8,339,566	8,539,396
Weighted Average Dilutive Shares Outstanding	8,414,566	8,352,084	8,562,533
Dividends declared per share	$.59	$.52	$.48

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2007	8,541,205	$427,060	$33,521,963	$49,784,593	$1,196,966	$84,930,582

Net income				6,611,417		6,611,417
Issuance of common stock to Employee Stock Purchase Plan	7,947	397	85,674			86,071
Issuance of common stock under Employee Stock Ownership Plan	38,296	1,915	452,659			454,574
Issuance of common stock under Employee Stock Option Plan	38,800	1,940	288,205			290,145
Tax benefit from non-qualified employee stock options			39,384			39,384
Share based compensation			41,824			41,824
Purchase of common stock	(343,899)	(17,195)	(1,410,555)	(1,794,746)		(3,222,496)
Shareholder dividends				(4,097,854)		(4,097,854)
Other comprehensive loss					(1,405,504)	(1,405,504)

BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				6,043,645		6,043,645
Issuance of common stock under Employee Stock Purchase Plan	12,327	616	101,450			102,066
Issuance of common stock to Employee Stock Ownership Plan	56,933	2,847	441,231			444,078
Issuance of common stock under Employee Stock Option Plan	6,400	320	68,240			68,560
Tax benefit from non-qualified employee stock options			467			467
Share based compensation			31,571			31,571
Purchase of common stock	(5,126)	(256)	(20,603)	(32,258)		(53,117)
Shareholder dividends				(4,507,536)		(4,507,536)
Other comprehensive income					81,416	81,416

BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293

Net income				9,715,433		9,715,433
Issuance of common stock under Employee Stock Purchase Plan	11,107	555	124,579			125,134
Issuance of common stock to Employee Stock Ownership Plan	37,900	1,895	469,581			471,476
Issuance of common stock under Non-Employee Stock Option Plan	21,000	1,050	181,626			182,676
Tax benefit from non-qualified stock options			34,981			34,981
Share based compensation			39,093			39,093
Shareholder dividends				(4,952,878)		(4,952,878)
Other comprehensive income					(158,515)	(158,515)

BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,715,433	$6,043,645	$6,611,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,858,881	1,698,321	1,865,111
Share based compensation	39,093	31,571	41,824
Deferred taxes	(518,234)	641,574	(484,944)
Impairment loss	—	196,020	2,999,441
Gain on sale of assets	9,238	(39,919)	(84,513)
Excess tax benefit from stock based payments	(34,981)	(467)	(39,384)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	(2,521,012)	2,287,237	(112,150)
Inventories	69,693	4,908,760	(1,912,971)
Prepaid income taxes	40,688	(337,274)	1,418,576
Other assets	(52,913)	(10,116)	116,415
Accounts payable	407,757	827,562	305,782
Accrued compensation and benefits	417,873	1,791,395	33,524
Other accrued expenses	301,376	(263,369)	249,802
Income taxes payable	(10,158)	(21,112)	(428,399)
Other	3,092	(116,707)	(356,814)

Net cash provided by operating activities	9,725,826	17,637,121	10,222,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,794,422)	(3,237,558)	(2,462,145)
Purchases of investments	(20,339,715)	(34,841,042)
Proceeds from the sale of fixed assets	27,783	106,672	396,857
Proceeds from the sale of investments	12,808,642	16,099,000

Net cash used in investing activities	(9,297,712)	(21,872,928)	(2,065,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,858,484)	(4,332,666)	(4,132,815)
Mortgage principal payments	(372,926)	(348,373)	(322,309)
Proceeds from issuance of common stock	307,810	170,626	376,218
Excess tax benefit from stock based payments	34,981	467	39,384
Purchase of common stock		(53,117)	(3,222,497)

Net cash used in financing activities	(4,888,619)	(4,563,063)	(7,262,019)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(45,385)	140,757	(371,728)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,505,890)	(8,658,113)	523,682

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,293,448	29,951,561	29,427,879

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,787,558	$21,293,448	$29,951,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$6,315,827	$4,472,507	$4,031,223
Interest paid	201,191	225,883	211,723
Dividends declared not paid	1,263,434	1,169,040	994,169

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI”, “our” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2010, the Company had $16.8 million in cash and cash equivalents. Of this amount, $9.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2010. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (See Accumulated Comprehensive income below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $1,859,000, $1,698,000 and $1,865,000 for 2010, 2009 and 2008, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances at the end of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2010 and 2009, which relate to normal product warranties and a five year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2010	2009

Beginning balance	$648,000	$593,000
Amounts charged to expense	162,000	407,000
Actual warranty costs paid	(194,000)	(352,000)

Ending balance	$616,000	$648,000

Accumulated Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2010	2009

Foreign currency translation	$(1,272,530)	$(1,089,760)
Unrealized gain on available-for-sale investments	14,058	33,802
Minimum pension liability	972,836	928,836

	$(285,636)	$(127,122)

The functional currency of Austin Taylor is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica and Transition China use the U.S. dollar as its functional currency.

Revenue recognition: The Company’s manufacturing operations (Suttle, Transition Networks and Austin Taylor) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after such time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $2,127,000 in 2010, $1,707,000 in 2009 and $1,792,000 in 2008.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 30,324 shares, 12,519 shares and 23,137 shares in 2010, 2009 and 2008, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2010, 2009, and 2008 was 0, 81,000 and 155,900, respectively.

Stock compensation: The Company accounts for stock-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2010	2009

Finished goods	$13,684,884	$15,195,132
Raw and processed materials	10,814,051	9,403,185

	$24,498,935	$24,598,317

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated
	useful life	2010	2009

Land		$3,099,988	$3,104,569
Buildings and improvements	7-40 years	8,449,395	8,335,344
Machinery and equipment	3-15 years	21,889,116	21,482,373
Furniture and fixtures	5-10 years	3,569,720	3,518,607
Construction in progress

		37,008,219	36,440,893
Less accumulated depreciation		(23,794,152)	(23,119,068)

		$13,214,067	$13,321,825

During 2009, Austin Taylor suffered operating losses, which represented an event that required the related fixed assets to be tested for impairment. The Company completed an evaluation at the end of 2009 and identified an impairment charge on machinery and equipment assets totaling $196,000.

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

NOTE 4 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2010, 2009 and 2008 were $456,000, $420,000, and $410,000, respectively. The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately seven active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2010 and 2009:

	2010	2009

Change in benefit obligation:
Benefit obligation at the beginning of the year	$4,623,000	$3,891,000
Service cost	46,000	37,000
Interest cost	257,000	261,000
Participant contributions	19,000	16,000
Actuarial (gains)/losses	254,000	199,000
Benefits paid	(147,000)	(169,000)
Foreign currency (gains)/losses	(133,000)	388,000

Benefit obligation at the end of the year	4,919,000	4,623,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,023,000	4,457,000
Actual return on plan assets	464,000	83,000
Employer contributions	54,000	191,000
Participant contributions	19,000	16,000
Benefits paid	(147,000)	(169,000)
Foreign currency gains (losses)	(144,000)	445,000

Fair value of plan assets at end of year	5,269,000	5,023,000

Funded status at end of year – net asset /(liability)	$350,000	$400,000

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	5.5%	5.8%
Expected return on assets	5.1%	5.0%

The plans are funded through UK government gilts and an insurance contract both recorded in the financial statements at fair value. The related amounts for each of these investments were $2,920,000 and $2,349,000 as of December 31, 2010 and were determined to be level 2 and level 3 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active. Level 3 investments are valued based on significant unobservable inputs.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2010.

The Company expects to make contributions of $56,000 to the plan in 2011.

The Company estimates its future pension benefit payments will be as follows:

2011	$384,000
2012	169,000
2013	280,000
2014	484,000
2015	258,000
2016 thru 2020	1,887,000

Components of the Company’s net periodic pension costs are:

	2010	2009	2008

Service cost	$46,000	$37,000	$35,000
Interest cost	258,000	261,000	243,000
Expected return on assets	(244,000)	(226,000)	(237,000)

Net periodic pension cost	$60,000	$72,000	$41,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $402,000, $440,000 and $789,000 in 2010, 2009 and 2008 respectively. Sublease income received was $8,000, $12,000 and $12,000 in 2010, 2009 and 2008 respectively. At December 31, 2010, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2011	$204,000
2012	118,000
Thereafter

$322,000

Long-term debt: The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $2,402,000 at December 31, 2010. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2011	399,000
2012	427,000
2013	458,000
2014	490,000
2015	524,000
Thereafter	104,000

Line of credit: The Company has a $10,000,000 line of credit from U.S. Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2010 and 2009. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at December 31, 2010). The credit agreement expires September 30, 2011 and is secured by assets of the Company.

As of December 31, 2010, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations. The Company had no outstanding obligations under its line of credit at December 31, 2010 and 2009, and the entire credit line is available for use.

Long-term compensation plans: The Company has a performance unit incentive plan (PUP). The plan provides long term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of four year performance periods and paid at the end of the period if performance goals are met. Awards are made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. Every other year a new four-year cycle begins to create a potential pay out every other year. The Company accrued PUP expense of $926,000, $734,000 and $775,000 in 2010, 2009 and 2008, respectively. Accrual balances for long-term compensation plans at December 31, 2010 and 2009 were $1,738,000 and $2,144,000, respectively. PUP awards paid were $1,332,000 in 2010, $0 in 2009 and $679,000 in 2008. PUP awards for the 2008 - 2011 four year cycle will be paid out in 2012 in cash, and PUP awards for 2010 to 2013 cycle will be paid out 50% in cash and 50% in stock.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against such actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 6 – STOCK COMPENSATION

Stock-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Stock-based compensation expense recognized for 2010, 2009 and 2008 was $39,000, $32,000 and $42,000 before income taxes and $25,000, $20,000 and $27,000 after income taxes, respectively. At December 31, 2010 all outstanding options were vested.

The fair value of awards issued under the Company’s stock option plan and Employee Stock Purchase Plan transactions is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2010	2009	2008

Expected volatility	27.3%	28.3%	26.6%
Risk free interest rate	3.7%	3.4%	3.8%
Expected holding period	7 years	7 years	7 years
Dividend yield	4.7%	4.9%	4.0%

Fair value of all options granted was approximately $39,000, $32,000 and $42,000 in 2010, 2009 and 2008, respectively

Common shares are reserved for issuance in connection with a nonqualified stock option plan under which up to 300,000 shares may be issued to nonemployee directors. The plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual stockholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under this plan vest when issued and expire 10 years from date of grant. At December 31, 2010, 37,000 shares are available to be issued under the plan. Stock options were granted to non-employee directors for 18,000 shares in 2010, 2009 and 2008.

Common shares are also reserved in connection with the Company’s 1992 stock plan under which 2,500,000 shares of common stock may be issued pursuant to stock options, stock appreciation rights, restricted stock or deferred stock granted to officers and key employees. Exercise prices of stock options under the plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, stock appreciation rights and restricted or deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations incorporated into the plan. At December 31, 2010, 1,123,739 shares are available to be issued under the plan. Options granted to officers and key employees expire five years from date of grant with one-third of the options vesting after six months and the remaining two-thirds vesting equally over the next two years. The Company did not issue any options under this plan in 2010, 2009 or 2008.

Changes in outstanding employee and director stock options during the three years ended December 31, 2010 were as follows:

	Number of shares	Weighted average exercise price per share

Outstanding at December 31, 2007	397,450	10.01
Granted	18,000	11.41
Exercised	(38,800)	7.48
Canceled	(25,300)	15.04

Outstanding at December 31, 2008	351,350	9.99
Granted	18,000	9.73
Exercised	(6,400)	10.71
Canceled	(173,950)	10.18

Outstanding at December 31, 2009	189,000	9.77
Granted	18,000	11.82
Exercised	(21,000)	8.70
Canceled	(24,000)	14.13

Outstanding at December 31, 2010	162,000	9.49

All outstanding options were fully vested and currently exercisable at December 31, 2010. The aggregate intrinsic value of all outstanding in-the-money options was $739,000 based on the Company’s stock price at December 31, 2010. The intrinsic value of options exercised during the year was $183,000, $30,000 and $142,000 in 2010, 2009 and 2008, respectively. The following table summarizes the status of stock options outstanding at December 31, 2010:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	60,000	2.1 years	$7.72
$8.65 to $9.99	33,000	7.3 years	9.67
$10.00 to $12.00	69,000	7.2 years	10.95

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $35,000, $0 and $108,000 in 2010, 2009 and 2008 respectively. The tax benefit amounts have been credited to additional paid-in capital.

EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an Employee Stock Purchase Plan for which 500,000 common shares have been reserved. Employees are able to acquire shares through payroll deductions at 95% of the price at the end of each semi-annual plan. At December 31, 2010, 76,721 shares remain available under the Plan for purchase.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2010, the ESOP held 539,944 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2010 ESOP contribution was $309,662 for which the Company issued 22,040 shares in March 2011. The 2009 ESOP contribution was $471,563 for which the Company issued 37,907 shares in 2010. The Company’s 2008 ESOP contribution was $444,077 for which the Company issued 56,933 shares of common stock to the ESOP in 2009.

NOTE 7 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2010, 481,938 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 8 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2010	2009	2008

Currently payable income taxes:
Federal	$5,906,000	$3,766,000	$3,765,000
State	581,000	362,000	492,000
Foreign	(50,000)	(14,000)	798,000

	6,437,000	4,114,000	5,055,000

Deferred income taxes (benefit)	(518,000)	642,000	(485,000)

	$5,919,000	$4,756,000	$4,570,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had a pretax losses of $1,119,000, $1,252,000 and $64,000 in 2010, 2009 and 2008 respectively. At the end of 2010, Austin Taylor’s net operating loss carry-forward was $5,535,000. The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

In 2007 Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had pretax losses of $115,000, $190,000, and $1,252,000 in 2010, 2009, and 2008 respectively. At the end of 2010, Transition Networks China’s net operating loss carry-forward was $1,754,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

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

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2010	2009	2008

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(0.6)	(0.9)	(0.9)
State income taxes, net of federal benefit	2.4	2.5	2.1
Foreign income taxes, net of foreign tax credits	2.7	4.9	2.3
Impairment of Goodwill	—	—	2.2
Other	(1.6)	2.5	0.2

Effective tax rate	37.9%	44.0%	40.9%

Deferred tax assets and liabilities as of December 31 related to the following:

	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$184,000	$186,000
Inventory	3,347,000	2,706,000
Accrued and prepaid expenses	939,000	683,000
Domestic net operating loss carry-forward	265,000	345,000
Long-term compensation plans	338,000	331,000
Nonemployee director stock compensation	71,000	63,000
State income taxes	58,000	54,000
Foreign net operating loss carry-forwards and credits	2,660,000	2,228,000

Gross deferred tax assets	7,862,000	6,596,000
Valuation Allowance	(2,216,000)	(1,771,000)

Net deferred tax assets	5,646,000	4,825,000

Deferred tax liabilities
Depreciation	(1,373,000)	(1,195,000)
Intangible assets	(388,000)	(264,000)

Gross deferred tax liability	(1,761,000)	(1,459,000)

Total net deferred tax asset/(liability)	$3,885,000	$3,366,000

As part of previous acquisitions, the Company acquired businesses or operating units with net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2010, the Company has $759,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

The Company assesses uncertain tax positions in accordance with ASC 740. Under this method, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

Changes in the Company’s unrecognized tax benefits are summarized as follows:

	2010	2009	2008

Unrecognized tax benefits – January 1	$349,000	$380,000	$656,000
Gross increases - tax positions in prior period	0	0	118,000
Gross increases - current period tax positions	7,000	66,000	81,000
Settlements			(430,000)
Expiration of statute of limitations	(86,000)	(97,000)	(45,000)

Unrecognized tax benefits – December 31, 2010	$270,000	$349,000	$380,000

Included in the balance of unrecognized tax benefits at December 31, 2010 are $523,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $37,000 in the next twelve months due to statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $408,000 at December 31, 2010. The Company’s 2010 income tax expense was increased by $35,000 due to net increases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2007 tax year. Puerto Rico has no statute of limitations on tax returns.

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

Suttle products are sold principally to United States (U.S.) customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in Costa Rica were approximately $188,000 at December 31, 2010. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. and the U.S. Virgin Islands. Austin Taylor operates a manufacturing facility in the United Kingdom (U.K.) and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 81%, 82% and 71% of sales from continuing operations in 2010, 2009 and 2008 respectively. In 2010, sales to two of Transition Networks’ customers accounted for 15.1% and 12.0% of consolidated sales and one of JDL Technologies’ customers accounted for 10.3% of consolidated sales. In 2009, sales to one of Transition Networks’ customers accounted for 16.7% of consolidated sales and one of Suttle’s customers accounted for 12.2% of consolidated sales. In 2008, sales to one of Transition Networks’ customers accounted for 11.7% of consolidated sales and one of Suttle’s customers accounted for 12.4% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2010, 2009 and 2008 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2010
Sales	$36,561,669	$67,782,482	$12,712,244	$3,015,915	$—	$120,072,310
Cost of sales	26,880,667	31,826,169	7,132,263	3,032,579	—	68,871,678

Gross profit	9,681,002	35,956,313	5,579,981	(16,664)	—	51,200,632
Selling, general and administrative expenses	6,638,163	21,459,214	1,470,086	1,084,345	4,934,440	35,586,248
Impairment						—

Operating income (loss)	$3,042,839	$14,497,099	$4,109,895	$(1,101,009)	$(4,934,440)	$15,614,384

Depreciation and amortization	$830,986	$604,873	$102,850	$25,194	$294,978	$1,858,881

Capital expenditures	$741,820	$680,819	$197,784	$9,854	$164,145	$1,794,422

Assets	$19,357,569	$32,383,709	$3,493,717	$2,406,939	$51,428,293	$109,070,227

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2009
Sales	$42,866,947	$55,098,346	$8,765,415	$3,061,499	$—	$109,792,207
Cost of sales	33,095,673	25,768,865	6,011,918	3,067,101	—	67,943,557

Gross profit	9,771,274	29,329,481	2,753,497	(5,602)	—	41,848,650
Selling, general and administrative expenses	6,054,170	19,371,120	1,298,790	1,012,194	3,697,823	31,434,097
Impairment				196,020		196,020

Operating income (loss)	$3,717,104	$9,958,361	$1,454,707	$(1,213,816)	$(3,697,823)	$10,218,533

Depreciation and amortization	$651,407	$579,816	$155,744	$76,495	$234,859	$1,698,321

Capital expenditures	$2,667,916	$355,129	$37,026	$114,153	$63,334	$3,237,558

Assets	$21,110,624	$29,640,360	$1,548,930	$4,044,746	$46,569,034	$102,913,694

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2008
Sales	$44,421,377	$62,924,469	$9,837,526	$5,516,306	$—	$122,699,678
Cost of sales	33,643,844	31,952,354	5,625,666	4,786,298	—	76,008,162

Gross profit	10,777,533	30,972,115	4,211,860	730,008	—	46,691,516
Selling, general and administrative expenses	6,044,718	20,672,700	1,104,732	815,461	4,470,877	33,108,488
Impairment			2,999,441			2,999,441

Operating income (loss)	$4,732,815	$10,299,415	$107,687	$(85,453)	$(4,470,877)	$10,583,587

Depreciation and amortization	$646,969	$586,236	$308,936	$105,127	$217,843	$1,865,111

Capital expenditures	$482,399	$474,656	$12,262	$92,233	$1,400,595	$2,462,145

Assets	$22,722,488	$30,291,569	$3,853,243	$4,323,044	$37,547,447	$98,737,791

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

Level 3 – Significant inputs to pricing that have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial instruments.

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, respectively, include money market funds within cash equivalents of $9,624,000 and $12,972,000 classified as level one within the hierarchy and certificate of deposits within investments of $26,287,000 and $18,776,000 classified as level two. The Company does not have any assets or liabilities classified as level three within the hierarchy.

NOTE 11 – GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 by segment are as follows:

	Suttle	Transition Networks	Total

January 1, 2009	$1,271,986	$3,288,231	$4,560,217
			—

December 31, 2009	1,271,986	3,288,231	4,560,217

December 31, 2010	$1,271,986	$3,288,231	$4,560,217

On January 17, 2008, VIDE, at that time a major customer of the JDL Technologies segment under successive one year contracts since 1998, notified the company that JDL was not selected as a vendor to provide services to VIDE effective July 1, 2008. The loss of the VIDE contract represented an event that required goodwill to be tested for impairment. The Company completed the evaluation at March 31, 2008 and recorded a goodwill impairment for the JDL Technologies segment of $704,000. The Company has determined that there were no additional impairments as of December 31, 2009 and 2010.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2010
Sales	$25,882	$30,659	$33,324	$30,207
Gross margins	10,515	13,284	15,310	12,092
Operating income	2,120	4,192	6,304	2,998
Net income	1,331	2,415	3,999	1,970

Basic net income per share	$.16	$.29	$.48	$.23
Diluted net income per share	$.16	$.29	$.48	$.22

2009
Sales	$26,765	$28,584	$28,107	$26,336
Gross margins	9,779	10,650	10,868	10,552
Operating income	1,777	2,768	3,349	2,325
Net income	1,223	1,748	1,861	1,212

Basic net income per share	$.15	$.21	$.22	$.15
Diluted net income per share	$.15	$.21	$.22	$.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T):	CONTROLS AND PROCEDURES

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

Operating Effectiveness of Accounting and Control Procedures. As a result of our evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 14, 2011, the Company announced that Jeffrey Berg, the Company’s President and Chief Executive Officer, will retire from active management on May 19, 2011 concurrent with its Annual Meeting of Shareholders. Mr. Berg will continue as a member of CSI’s Board and provide consulting services following his retirement. He will be succeeded by William Schultz who currently serves as CSI’s Executive Vice President of Operations. These moves are part of a planned succession.

Schultz, 42, was named as CSI’s Executive Vice President of Operations in May of 2010. He originally joined the Company in 2000 as a product manager in its Transition Networks subsidiary, following nine years at AMP, a division of Tyco International, Ltd. He was promoted to Marketing Director of Transition 2001 and as its Vice President of Marketing in 2002. In October 2007 he was appointed Vice President and General Manager of Transition, a position he held until February 2011 when his successor was named. He holds a B.S. degree from Michigan State University and a Masters of Business Administration from Emory University.

The Company expects to enter into agreements related to Mr. Berg’s retirement and consulting and Mr. Schultz’s designation as the successor Chief Executive Officer on or before May 19, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 19, 2011 Annual Meeting of Shareholders (“2011 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2011 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2011 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2011 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2011 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2011 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2011 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 29 to 46 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 52, 53 and 54 of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 15, 2011	/s/ Jeffrey K. Berg

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

Signature	Title	Date

/s/Jeffrey K. Berg	President, Chief Executive Officer	March 15, 2011
and Director

/s/David T. McGraw	Vice President, Treasurer and	March 15, 2011
Chief Financial Officer (Principal
David T. McGraw	Financial Officer and Principal
Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 15, 2011
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 15, 2011

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 15, 2011

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 15, 2011

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 15, 2011

Gerald D. Pint

/s/Roger H.D. Lacey	Director	March 15, 2011

Roger H.D. Lacey

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2010

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2010	$505,000	$105,000	$(110,000	) (A)		$500,000

December 31, 2009	$219,000	$310,000	$(24,000	) (A)		$505,000

December 31, 2008	$198,000	$79,000	$(58,000	) (A)		$219,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2010

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2010

Regulation S-K Exhibit Table Reference		Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1		Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2		Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

3.3		Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1	*	1987 Stock Plan	Filed as Exhibit 10.1 to the Form 10-K Report of the Company for its year ended December 31, 1993 (the “1993 Form 10-K”) and incorporated herein by reference.

10.2	*	Employee Stock Ownership Plan	Filed as Exhibit 10.3 to the 1993 Form 10-K and incorporated herein by reference.

10.3	*	Amended and Restated 1990 Employee Stock Purchase Plan	Filed as Exhibit 4.1 to the Form S-8 Registration Statement 333-161376 (August 14, 2009) and incorporated herein by reference.

10.4	*	1990 Stock Option Plan for Nonemployee Directors	Filed as Exhibit 4.1 to the Form S-8 Registration Statement 333-98325 (August 19, 2002) and incorporated herein by reference.

10.5	*	1992 Stock Plan	Filed as Exhibit 4.1 to the Form S-8 Registration Statement 333-120561 (November 16, 2004) and incorporated herein by reference.

10.6	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.7	*	Consulting Agreement dated as of December 18, 2008 between the Company and Curtis A. Sampson	Filed as Exhibit 10.1 to the Company’s Form 10-Q on November 10, 2010 and incorporated herein by reference.

10.8		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

* Indicates compensatory plans

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2010

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included in signatures at page 49.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.
99.1	Press Release Dated March 14, 2011	Filed herewith.
regarding management succession

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.