Form 10-Q
period 2011-03-31
COMMUNICATIONS SYSTEMS INC
filed 2011-05-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES   ☐ NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2011
Common Stock, par value $.05 per share	NASDAQ	8,432,658

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31 2011	December 31 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,625,165	$16,787,558
Investments	19,938,475	21,698,905
Trade accounts receivable, less allowance for doubtful accounts of $577,000 and $500,000, respectively	19,425,433	17,544,136
Inventories	25,009,349	24,498,935
Prepaid income taxes		296,586
Other current assets	1,595,313	908,102
Deferred income taxes	4,398,934	4,469,941
TOTAL CURRENT ASSETS	85,992,669	86,204,163
PROPERTY, PLANT AND EQUIPMENT, net	13,153,360	13,214,067
OTHER ASSETS:
Investments	6,109,116	4,588,267
Goodwill	4,560,217	4,560,217
Prepaid pensions	353,094	349,575
Other assets	149,517	153,938
TOTAL OTHER ASSETS	11,171,944	9,651,997
TOTAL ASSETS	$110,317,973	$109,070,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$406,065	$399,209
Accounts payable	5,141,953	5,385,558
Accrued compensation and benefits	4,710,713	3,951,401
Other accrued liabilities	1,558,909	1,669,776
Income taxes payable	854,511	0
Dividends payable	1,264,122	1,263,434
TOTAL CURRENT LIABILITIES	13,936,273	12,669,378

LONG TERM LIABILITIES:
Long-term compensation plans	163,057	1,738,105
Income taxes payable	704,213	678,395
Deferred income taxes	657,191	585,317
Long term debt - mortgage payable	1,898,215	2,002,339
TOTAL LONG-TERM LIABILITIES	3,422,676	5,004,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,427,480 and 8,422,890 shares issued and outstanding, respectively	421,374	421,144
Additional paid-in capital	34,716,244	34,491,370
Retained earnings	58,063,532	56,769,816
Accumulated other comprehensive loss, net of tax	(242,126)	(285,637)
TOTAL STOCKHOLDERS’ EQUITY	92,959,024	91,396,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,317,973	$109,070,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2011	2010

Sales from operations	$31,022,802	$25,882,011

Costs and expenses:
Cost of sales	17,694,313	15,366,950
Selling, general and administrative expenses	9,187,210	8,394,796
Total costs and expenses	26,881,523	23,761,746

Operating income	4,141,279	2,120,265

Other income and (expenses):
Investment and other income	79,422	38,622
Gain on sale of assets	(12,220)	6,420
Interest and other expense	(48,043)	(52,489)

Other income (loss), net	19,159	(7,447)

Income before income taxes	4,160,438	2,112,818

Income tax expense	1,602,600	781,894

Net income	2,557,838	1,330,924

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(9,218)	(102,462)
Unrealized gains (losses) on available-for-sale securities	(15,328)	18,000
Foreign currency translation adjustment	68,057	(208,232)
Total other comprehensive income (loss), net of tax	43,511	(292,694)
Comprehensive net income	$2,601,349	$1,038,230

Basic net income per share:	$0.30	$0.16

Diluted net income per share:	$0.30	$0.16

Average Basic Shares Outstanding	8,425,003	8,356,873
Average Dilutive Shares Outstanding	8,469,845	8,388,478
Dividends per share	$0.15	$0.14

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Cumulative Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693
Net income				2,557,838		2,557,838
Issuance of common stock under Employee Stock Purchase Plan	1,590	80	21,131			21,211
Issuance of common stock under Non-Employee Stock Option Plan	3,000	150	24,150			24,300
Tax benefit from non-qualified stock options			7,280			7,280
Share based compensation			172,313			172,313
Shareholder dividends				(1,264,122)		(1,264,122)
Other comprehensive income					43,511	43,511
BALANCE AT MARCH 31, 2011	8,427,480	$421,374	$34,716,244	$58,063,532	$(242,126)	$92,959,024

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,557,838	$1,330,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499,221	486,692
Share based compensation	80,173	—
Deferred income taxes	142,881	(131,091)
Loss (gain) on sale of assets	12,220	(6,420)
Excess tax benefit from stock based payments	(7,280)	—
Changes in assets and liabilities:
Trade receivables	(1,853,282)	(2,085,915)
Inventories	(482,030)	(204,684)
Prepaid income taxes	296,586	337,274
Other assets	(681,740)	76,721
Accounts payable	(254,581)	255,857
Accrued compensation and benefits	(723,597)	(1,463,591)
Other accrued expenses	(115,352)	(36,744)
Income taxes payable	887,609	313,773
Net cash provided by (used in) operating activities	358,666	(1,127,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(443,602)	(555,608)
Purchases of investments	(7,125,746)	(9,698,600)
Proceeds from the sale of fixed assets	—	7,524
Proceeds from the sale of investments	7,350,000	3,268,023
Net cash used in investing activities	(219,348)	(6,978,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,263,434)	(1,169,040)
Mortgage principal payments	(97,268)	(90,864)
Proceeds from issuance of common stock	45,511	55,212
Excess tax benefit from stock based payments	7,280	—
Purchase of common stock	—	—

Net cash used in financing activities	(1,307,911)	(1,204,692)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	6,200	(98,177)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,162,393)	(9,408,734)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,787,558	21,293,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,625,165	$11,884,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$275,522	$260,893
Interest paid	46,290	52,731
Dividends declared not paid	1,264,122	1,170,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 which operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies (“JDL”) business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

Financial statement presentation

The condensed consolidated balance sheets and consolidated statement of changes in stockholders’ equity as of March 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended March 31, 2011 and 2010 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Cash equivalents and investments

For purposes of the condensed consolidated balance sheet and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2011, the Company had $15.6 million in cash and cash equivalents. Of this amount, $8.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalents are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $26.0 million in investments, which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at March 31, 2011. Of the $26.0 million in investments, $19.9 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Comprehensive income below).

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

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31 2011	December 31 2010
Foreign currency translation	$(1,204,473)	$(1,272,530)
Unrealized gain (loss) on available-for-sale investments	(1,270)	14,058
Minimum pension liability	963,617	972,835
	$(242,126)	$(285,637)

NOTE 2 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 95% of the price at the end of the current quarterly plan term, which is March 31, 2011. The ESPP is non-compensatory under current rules and does not give rise to compensation cost. At March 31, 2011, 75,131 shares remain available for purchase under the ESPP.

Stock Option Plan for Directors

Shares of common stock are also reserved for issuance in connection with a nonqualified stock option plan under which shares may be issued to nonemployee directors (the “Director Plan”). The Director Plan provides for the automatic grant of nonqualified options for 3,000 shares of common stock annually to each nonemployee director concurrent with the annual shareholders’ meeting. Exercise price is the fair market value of the stock at the date of grant. Options granted under the Director Plan vest when issued and expire 10 years from date of grant. At March 31, 2011, 37,000 shares are available to be issued under the Director Plan.

Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”) shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan.

During the quarter ending March 31, 2011 stock options were awarded covering 89,610 shares to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award.

During the quarter ended March 31, 2011, key employees were granted 16,092 shares of deferred stock based on achievement against performance goals in 2010 under the Company’s performance unit plan. The deferred stock will be paid out in the first quarter of 2014 to key employees still with the Company at that time. The Company also granted deferred stock awards of 73,972 shares to key employees under the Company’s performance unit plan for performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still with the Company at that time. During the first quarter, the Company also granted deferred stock awards of up to 11,618 shares to executive employees that will be earned under the Company’s short-term incentive plan if actual revenue growth equals or exceeds 150% of the revenue growth target for 2011. The number of shares earned by the respective executive employees, if any, will be paid out in the first quarter of 2012.

At March 31, 2011, 933,981 shares remained available to be issued under the Stock Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan over the period December 31, 2010 to March 31, 2011. All stock options outstanding at December 31, 2010 are exercisable and none of the options awarded during the period ended March 31, 2011 are exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	89,610	14.15
Exercised	(3,000)	8.10
Canceled	—	—
Outstanding – March 31, 2011	248,610	11.19	5.65 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2011 was $1,045,000. The intrinsic value of all options exercised during the three months ended March 31, 2011 was $19,000. Net cash proceeds from the exercise of all stock options were $24,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Compensation Expense

Share based compensation expense recognized for the three month period ended March 31, 2011 was $80,000 before income taxes and $52,000 after income taxes. No stock compensation expense was recognized for the three month period ended March 31, 2010. Unrecognized compensation expense for the Company’s plans was $857,000 at March 31, 2011. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2011 and 2010 were $7,000 and $0, respectively.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2011	December 31 2010
Finished goods	$13,616,894	$13,684,884
Raw and processed materials	11,392,455	10,814,051
Total	$25,009,349	$24,498,935

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

The following table presents the changes in the Company’s warranty liability for the three month periods ended March 31, 2011 and 2010, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2011	2010
Beginning Balance	$616,000	$648,000
Actual warranty costs paid	(89,000)	(18,000)
Amounts charged to expense	105,000	(50,000)
Ending balance	$632,000	$580,000

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

At March 31, 2011 there was $546,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and the years 2006-2009 remain open to examination by various state tax departments. The tax years from 2008-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 38.5% for the first three months of 2011. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions. The foreign operating losses may ultimately be deductible in the countries in which they have occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 0.4% for the three months ended March 31, 2011. There were no additional uncertain tax positions identified in the first quarter of 2011. The Company’s effective income tax rate for the three months ended March 31, 2010 was 37%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

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

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2011 and 2010 is as follows:

SEGMENT INFORMATION

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2011:
Sales	$9,659,974	$16,555,896	$3,779,724	$1,027,208		$31,022,802
Cost of sales	7,126,170	7,579,227	2,152,368	836,548		$17,694,313
Gross profit	2,533,804	8,976,669	1,627,356	190,660	—	13,328,489
Selling, general and administrative expenses	1,816,945	5,332,393	512,820	303,246	1,221,806	$9,187,210
Operating income (loss)	$716,859	$3,644,276	$1,114,536	$(112,586)	$(1,221,806)	$4,141,279

Depreciation and amortization	$217,016	$167,154	$28,488	$11,898	$74,665	$499,221

Capital expenditures	$232,625	$191,550	$10,051	$9,376	$—	$443,602

Assets at March 31, 2011	$20,424,181	$32,125,732	$3,668,604	$2,732,972	$51,366,484	$110,317,973

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended March 31, 2010:
Sales	$9,927,105	$13,753,196	$1,295,719	$905,991	$—	$25,882,011
Cost of sales	7,276,458	6,330,882	934,898	824,712	—	$15,366,950
Gross profit	2,650,647	7,422,314	360,821	81,279	—	10,515,061
Selling, general and administrative expenses	1,787,899	4,893,304	387,196	248,554	1,077,843	$8,394,796
Operating income (loss)	$862,748	$2,529,010	$(26,375)	$(167,275)	$(1,077,843)	$2,120,265

Depreciation and amortization	$217,037	$147,023	$37,919	$12,202	$72,510	$486,692

Capital expenditures	$463,796	$26,590	$11,787	$14,648	$38,787	$555,608

Assets at March 31, 2010	$20,160,161	$30,071,446	$2,540,094	$3,890,113	$45,177,607	$101,839,421

NOTE 8 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three months Ended March 31
	2011	2010
Service cost	$12,000	9,000
Interest cost	67,000	62,000
Expected return on plan assets	(63,000)	(54,000)
	$16,000	$17,000

NOTE 9 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 44,841 shares and 31,605 shares for the respective three month periods ended March 31, 2011 and 2010. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The number of shares not included in the computation of diluted earnings per share was 0 and 24,000 at March 31, 2011 and 2010, respectively. Certain options were not included because the exercise price was greater than the average market price of common stock during the period and certain deferred stock awards were not included because of unmet performance conditions.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively, include money market funds within cash and cash equivalents of $8,901,000 and $9,624,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $26,048,000 and $26,287,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the three months ended March 31, 2011.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events that would require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;
•	lower sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully reduce operating expenses at certain business units;
•	the general health of the telecom sector;
•	the continuing economic downturn and the fact that conditions outside the United States are recovering more slowly than within the United States;
•	successful integration and profitability of acquisitions;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended March 31, 2011 Compared to
Three Months Ended March 31, 2010

Consolidated sales increased 20% in 2011 to $31,023,000 compared to $25,882,000 in 2010. Consolidated operating income in 2011 increased to $4,141,000 compared to $2,120,000 in the first quarter of 2010.

Net income in 2011 increased to $2,558,000 compared to $1,331,000 in the first quarter of 2010.

Suttle

Suttle sales decreased 3% in the first quarter of 2011 to $9,660,000 compared to $9,927,000 in the same period of 2010 due to a continued decline in the voice markets. Sales by customer groups in the first quarter of 2011 and 2010 were:

	Suttle Sales by Customer Group
	2011	2010
Major telephone companies	$6,875,000	$6,751,000
Distributors	1,149,000	1,458,000
International	1,391,000	1,682,000
Other	245,000	36,000
	$9,660,000	$9,927,000

Suttle’s sales by product groups in first quarter of 2011 and 2010 were:

	Suttle Sales by Product Group
	2011	2010
Modular connecting products	$3,551,000	$4,213,000
DSL products	2,959,000	3,070,000
Structured cabling products	2,918,000	2,490,000
Other products	232,000	154,000
	$9,660,000	$9,927,000

Sales to the major telephone companies increased 2% in 2011 due to an increase in new multi-dwelling unit construction within the US housing market, which is offset by declines in sales of DSL products and a continued decline in voice markets. Sales to these customers accounted for 71% of Suttle’s sales in the first quarter of 2011 compared to 68% of sales in 2010. Sales to distributors decreased 21% in 2011 due to continued declines in voice markets, and continued challenges in the single family unit construction within the US housing market. This customer segment accounted for 12% and 15% of sales in the first quarters of 2011 and 2010, respectively. International sales decreased 17% and accounted for 14% of Suttle’s first quarter 2011 sales. Suttle’s products do not have a large international market due to different product specifications in non-U.S. markets.

Modular connecting products sales have decreased 16% due to continued decline in the voice market. Sales of DSL products decreased 4% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products increased 17% due to an increase in new multi-dwelling unit construction market.

Suttle’s gross margin decreased 4% in the first quarter of 2011 to $2,534,000 compared to $2,651,000 in the same period of 2010. Gross margin as a percentage of sales decreased to 26% in 2011 from 27% in 2010 due to product mix changes. Selling, general and administrative expenses increased $29,000 or 2% in the first quarter of 2011 compared to the same period in 2010, due to increased spending in the Company’s technology development initiative. Suttle’s operating income was $717,000 in the first quarter of 2011 compared to operating income of $863,000 in 2010.

Transition Networks

Transition Networks sales increased 20% to $16,556,000 in the first quarter of 2011 compared to $13,753,000 in 2010.

First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2011	2010
North America	$13,218,000	$11,095,000
Europe, Middle East, Africa (“EMEA”)	1,832,000	1,080,000
Rest of world	1,506,000	1,578,000
	$16,556,000	$13,753,000

The following table summarizes Transition Networks’ 2011 and 2010 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2011	2010
Media converters	$11,629,000	$10,426,000
Ethernet switches	1,036,000	870,000
Ethernet adapters	2,296,000	1,602,000
Other products	1,595,000	855,000
	$16,556,000	$13,753,000

Sales in North America increased 19% or $2,123,000 due to an improving economic situation in the United States and Canada and increased activity in target vertical market segments. International sales increased $680,000, or 26%, primarily due to improved economic activity in EMEA.

Gross margin on first quarter Transition Networks’ sales increased 21% to $8,977,000 in 2011 from $7,422,000 in 2010. Gross margin as a percentage of sales remained stable at 54% in 2011 and 2010. Selling, general and administrative expenses increased 9% to $5,332,000 in 2011 compared to $4,893,000 in 2010 due to the hiring of new employees and an increase in marketing and research and development expenses. Operating income increased to $3,644,000 in 2011 compared to $2,529,000 in 2010.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 192% to $3,780,000 in the first quarter of 2011 compared to $1,296,000 in 2010.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2011	2010
Broward County FL schools	$3,737,000	$1,200,000
All other	43,000	96,000
	$3,780,000	$1,296,000

Revenues earned in Broward County, Florida increased $2,537,000 or 212% in the first quarter 2011. The increase was the result of higher funding from the federal government for LAN/WAN/Wire work in the first quarter of 2011 than in the same period of 2010 from an order that the Company disclosed in the first quarter of 2010.

JDL gross margin increased 351% to $1,627,000 in the first quarter of 2011 compared to $361,000 in the same period in 2010. Gross margin as a percentage of sales increased to 43% in 2011 from 28% in 2010 due to purchasing discounts and rebates the Company was able to take advantage of during the quarter. Selling, general and administrative expenses increased in 2011 to $513,000 compared to $387,000 in 2010 due to headcount increases, specifically within the sales function as JDL has expanded its market focus. JDL reported operating income of $1,115,000 in the first quarter of 2011 compared to an operating loss of $26,000 in the same period of 2010.

Austin Taylor

Austin Taylor’s revenues increased 13% to $1,027,000 for the first quarter of 2011, compared to $906,000 in 2010. This revenue increase is due to increased product penetration into a major frame and cabinet original equipment manufacturer (“OEM”). In addition, the Company received adjusted OEM pricing on a renewed three year supplier contract. Gross margin increased to $191,000 in 2011 from $81,000 in 2010. Gross margin as a percentage of sales was 19% in 2011 compared to 9% in 2010. This margin increase is a result of increased volume of customized OEM product sales and improved efficiencies of the internal manufacturing processes. Austin Taylor reported an operating loss in 2011 of $113,000 compared to $167,000 in 2010.

Other

Net investment income increased to $19,000 in 2011 as compared to a loss of $7,000 in 2010 This increase is due to favorable unrealized gains due to the improvement of the Euro, offset by continued decreases in interest expense. The Company’s income before income taxes increased to $4,160,000 in 2011 compared to $2,113,000 in 2010. The Company’s effective income tax rate was 39% in 2011 and 37% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, income tax return to provision adjustments, provisions for interest charges and settlement of uncertain income tax positions.

Liquidity and Capital Resources

At March 31, 2011, the Company had approximately $41,673,000 of cash equivalents and investments compared to $43,075,000 of cash equivalents and investments at December 31, 2010. The Company had current assets of approximately $85,993,000 and current liabilities of $13,936,000 at March 31, 2011 compared to current assets of $86,204,000 and current liabilities of $12,669,000 at December 31, 2010.

Net cash provided by operating activities was $359,000 in the first three months of 2011 compared to $1,127,000 used in the same period in 2010. Significant working capital changes from December 31, 2010 to March 31, 2011 included an increase in accounts receivable of $1,853,000 due to an overall increase in sales in the first quarter of 2011 as compared to the fourth quarter of 2010 and an increase in income taxes payable due to higher taxable income and timing of tax payments.

Net cash used in investing activities was $219,000 in the first three months in 2011 compared to cash used of $6,979,000 in the same period in 2010. During the first three months of 2011, the Company continued to purchase certificates of deposit with maturities of greater than 90 days.

Net cash used in financing activities was $1,308,000 and $1,205,000 in the first three months of 2011 and 2010, respectively. Cash dividends paid in the first three months of 2011 were $1,263,000 ($0.15 per common share) compared to $1,169,000 ($0.14 per common share) in the same period in 2010. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $46,000 in the first three months of 2011 and $55,000 in the same period in 2010. In the first three months of 2011, the Company did not purchase any of its outstanding common shares. At March 31, 2011, 481,938 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.8% at March 31, 2011). There were no borrowings on the line of credit during the first three months of 2011 or 2010. The credit agreement expires September 30, 2011 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $97,000 during the first quarter of 2011. The outstanding balance on the mortgage was $2,304,000 at March 31, 2011.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2010 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2011.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2011 our bank line of credit carried a variable interest rate based on the London Interbank Offered Rate (LIBOR) plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

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

Communications Systems, Inc.

	By	/s/ Jeffrey K. Berg
Jeffrey K. Berg
Date: May 10, 2011		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: May 10, 2011		Chief Financial Officer