Form 10-Q
period 2011-06-30
COMMUNICATIONS SYSTEMS INC
filed 2011-08-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _________________________________

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
YES   ☐ NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2011
Common Stock, par value	NASDAQ	8,461,032
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2011	December 31 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,611,380	$16,787,558
Investments	19,647,838	21,698,905
Trade accounts receivable, less allowance for doubtful accounts of $397,000 and $500,000, respectively	32,248,873	17,544,136
Inventories	26,738,462	24,498,935
Prepaid income taxes	0	296,586
Other current assets	809,872	908,102
Deferred income taxes	3,809,338	4,469,941
TOTAL CURRENT ASSETS	93,865,763	86,204,163
PROPERTY, PLANT AND EQUIPMENT, net	13,143,132	13,214,067
OTHER ASSETS:
Investments	5,239,445	4,588,267
Goodwill	3,288,231	4,560,217
Prepaid pensions	343,578	349,575
Other assets	151,234	153,938
TOTAL OTHER ASSETS	9,022,488	9,651,997
TOTAL ASSETS	$116,031,383	$109,070,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$413,038	$399,209
Accounts payable	7,916,165	5,385,558
Accrued compensation and benefits	4,893,400	3,951,401
Other accrued liabilities	1,377,820	1,669,776
Income taxes payable	505,680	0
Dividends payable	1,278,665	1,263,434
TOTAL CURRENT LIABILITIES	16,384,768	12,669,378

LONG TERM LIABILITIES:
Long-term compensation plans	227,669	1,738,105
Income taxes payable	718,386	678,395
Deferred income taxes	586,103	585,317
Long term debt - mortgage payable	1,792,304	2,002,339
TOTAL LONG-TERM LIABILITIES	3,324,462	5,004,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,458,151 and 8,422,890 shares issued and outstanding, respectively	422,907	421,144
Additional paid-in capital	35,290,935	34,491,370
Retained earnings	60,869,682	56,769,816
Accumulated other comprehensive loss, net of tax	(261,371)	(285,637)
TOTAL STOCKHOLDERS’ EQUITY	96,322,153	91,396,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,031,383	$109,070,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Sales from operations	$45,429,684	$30,658,824	$76,452,487	$56,540,835

Costs and expenses:
Cost of sales	26,974,099	17,374,816	44,668,413	32,741,766
Selling, general and administrative expenses	9,930,760	9,092,085	19,117,970	17,486,881
Goodwill impairment	1,271,986	0	1,271,986	0
Total costs and expenses	38,176,845	26,466,901	65,058,369	50,228,647

Operating income	7,252,839	4,191,923	11,394,118	6,312,188

Other income and (expenses):
Investment and other income	57,440	46,802	136,862	85,425
Gain (loss) on sale of assets	2,236	(15,040)	(9,984)	(8,620)
Interest and other expense	(47,809)	(55,961)	(95,851)	(108,451)
Other income (loss), net	11,867	(24,199)	31,027	(31,646)

Income before income taxes	7,264,706	4,167,724	11,425,145	6,280,542

Income tax expense	3,180,041	1,752,395	4,782,641	2,534,289

Net income	4,084,665	2,415,329	6,642,504	3,746,253

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(9,201)	88,882	(18,419)	(13,580)
Unrealized gains (losses) on available-for-sale securities	(10,088)	(16,520)	(25,416)	1,481
Foreign currency translation adjustment	44	(1,613)	68,101	(209,845)
Total other comprehensive income (loss), net of tax	(19,245)	70,749	24,266	(221,944)
Comprehensive net income	$4,065,420	$2,486,078	$6,666,770	$3,524,309

Basic net income per share:	$0.48	$0.29	$0.79	$0.45

Diluted net income per share:	$0.48	$0.29	$0.78	$0.45

Average Basic Shares Outstanding	8,442,416	8,373,799	8,433,758	8,365,382
Average Dilutive Shares Outstanding	8,519,679	8,399,720	8,489,499	8,394,504
Dividends per share	$0.15	$0.15	$0.30	$0.29

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693
Net income				6,642,504		6,642,504
Issuance of common stock under Employee Stock Purchase Plan	3,768	188	52,865			53,053
Issuance of common stock to Employee Stock Ownership Plan	22,493	1,125	314,902			316,027
Issuance of common stock under Non-Employee Stock Option Plan	9,000	450	72,450			72,900
Tax benefit from non-qualified stock options			23,227			23,227
Share based compensation			336,121			336,121
Shareholder dividends				(2,542,638)		(2,542,638)
Other comprehensive income					24,266	24,266
BALANCE AT JUNE 30, 2011	8,458,151	$422,907	$35,290,935	$60,869,682	$(261,371)	$96,322,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,642,504	$3,746,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,034,140	978,026
Share based compensation	249,316	39,093
Deferred income taxes	661,389	(400,248)
Goodwill impairment	1,271,986	—
Loss on sale of assets	9,984	8,620
Excess tax benefit from stock based payments	(23,227)	—
Changes in assets and liabilities:
Trade receivables	(14,682,075)	(2,253,333)
Inventories	(2,208,145)	(1,192,560)
Prepaid income taxes	296,586	337,274
Other assets	101,517	285,577
Accounts payable	2,521,963	(430,378)
Accrued compensation and benefits	(165,456)	(813,553)
Other accrued expenses	(296,517)	88,977
Income taxes payable	568,899	976,260
Net cash provided by (used in) operating activities	(4,017,136)	1,370,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(968,912)	(895,485)
Purchases of investments	(10,575,526)	(14,390,147)
Proceeds from the sale of fixed assets	2,745	11,883
Proceeds from the sale of investments	11,950,000	7,230,299
Net cash provided by (used in) investing activities	408,307	(8,043,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,527,555)	(2,339,098)
Mortgage principal payments	(196,206)	(183,288)
Proceeds from issuance of common stock	125,953	76,788
Excess tax benefit from stock based payments	23,227	—
Net cash used in financing activities	(2,574,581)	(2,445,598)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	7,232	(100,624)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,176,178)	(9,219,664)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,787,558	21,293,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,611,380	$12,073,784

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$3,255,766	$1,619,958
Interest paid	78,210	103,753
Dividends declared not paid	1,268,723	1,259,447

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2011 and 2010 and the related condensed consolidated statements of income and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended June 30, 2011 and 2010 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made.

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

Cash Equivalents and Investments

For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2011, the Company had $10.6 million in cash and cash equivalents. Of this amount, $1.9 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalents are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $24.9 million in investments, which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at June 30, 2011. Of the $24.9 million in investments, $19.6 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Accumulated Other Comprehensive Income (Loss) below).

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 30 2011	December 31 2010
Foreign currency translation	$(1,204,429)	$(1,272,530)
Unrealized gain (loss) on available-for-sale investments	(11,358)	14,058
Minimum pension liability	954,416	972,835
	$(261,371)	$(285,637)

NOTE 2 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of the current quarterly plan term, which is June 30, 2011. The ESPP is considered compensatory under current rules. At June 30, 2011, 72,953 shares remain available for purchase under the ESPP.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units, performance cash units, and other awards in stock, cash, or a combination of stock and cash. Up to 1,000,000 shares of our Common Stock may be issued pursuant to awards under the 2011 Incentive Plan. Through June 30, 2011, the only awards that have been made under the 2011 Incentive Plan are those described in following paragraph.

The 2011 Incentive Plan permits equity awards to non-employee directors either in the form of restricted stock grants or non-qualified stock option awards, or both. On March 28, 2011, the Compensation Committee and the Board determined that, subject to receiving shareholder approval of the 2011 Incentive Plan, each non-employee director elected or re-elected at the May 19, 2011 Annual Shareholders Meeting (the “2011 Shareholders Meeting”) would be issued shares of restricted stock having a value of $40,000 based on the closing price of the Company’s common stock on May 19, 2011 and also determined this restricted stock would vest after one year and be subject to restrictions on resale for one additional year. At the 2011 Shareholders Meeting, the Company’s shareholders approved the 2011 Incentive Plan and, effective as of that date, a total of 13,356 shares of restricted stock were awarded to six non-employee directors.

At June 30, 2011, 986,644 shares remained available to be issued under the 2011 Incentive Plan.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire 3,000 shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant.

No options have been granted under the Director Plan in 2011. The Director Plan was amended as of May 19, 2011 to prohibit automatic option grants in 2011 and future years to fulfill a commitment made by the Company in connection with seeking shareholder approval of the 2011 Incentive Plan at the 2011 Annual Meeting of Shareholders that, if shareholder approval was received, it would amend the Director Plan to prohibit any future option awards under that plan.

Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan.

During the first quarter of 2011, stock options were awarded covering 89,610 shares to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award.

During the first quarter of 2011, key employees were granted 16,092 shares of deferred stock based on achievement against performance goals in 2010 under the Company’s performance unit plan. The deferred stock will be paid out in the first quarter of 2014 to key employees still with the Company at that time. The Company also granted deferred stock awards of 73,972 shares to key employees under the Company’s performance unit plan for performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still with the Company at that time. During the first quarter, the Company also granted deferred stock awards of up to 11,618 shares to executive employees that will be earned under the Company’s short-term incentive plan if actual revenue growth equals or exceeds 150% of the revenue growth target for 2011. The number of shares earned by the respective executive employees, if any, will be paid out in the first quarter of 2012.

At June 30, 2011 the only shares that are available for issuance under the Stock Plan are the 191,292 shares reserved for issuance under the stock options and deferred stock awards described in the two preceding paragraphs. When seeking approval of the 2011 Incentive Plan at the 2011 Shareholders Meeting, the Company committed to prohibit the issuance of any future equity awards under the Stock Plan on or after May 19, 2011, other than the 191,292 reserved shares which are available to be issued as deferred stock awards or options.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan over the period December 31, 2010 to June 30, 2011. All stock options outstanding at December 31, 2010 are exercisable and 17,635 of the options awarded during the six month period ended June 30, 2011 are exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	89,610	14.15
Exercised	(9,000)	8.10
Canceled	(6,000)	8.10
Outstanding – June 30, 2011	236,610	11.34	5.68 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2011 was $1,559,000. The intrinsic value of all options exercised during the six months ended June 30, 2011 was $61,000. Net cash proceeds from the exercise of all stock options were $73,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2010 to June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2010	—	$—
Granted	101,682	15.18
Vested	—	—
Canceled	(1,847)	15.40
Outstanding – June 30, 2011	99,835	15.17

Compensation Expense

Share based compensation expense recognized for the six month period ended June 30, 2011 was $249,000 before income taxes and $162,000 after income taxes. Share based compensation expense recognized for the six month period ended June 30, 2010 was $39,000 before income taxes and $25,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $724,000 at June 30, 2011. Excess tax benefits from the exercise of stock options included in financing cash flows for the six month periods ended June 30, 2011 and 2010 were $23,000 and $0, respectively. Share based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2011	December 31 2010
Finished goods	$15,935,154	$13,684,884
Raw and processed materials	10,803,308	10,814,051
Total	$26,738,462	$24,498,935

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

During our fiscal quarter ended June 30, 2011, based on greater than expected decline in actual and forecasted profitability of legacy products in our Suttle business unit, as well as, significant project delays that occurred related to Suttle’s new technologies, we concluded that that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Suttle business unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Suttle’s reduced earnings and cash flow forecasts, the Company determined that Suttle’s goodwill was fully impaired and recorded a goodwill impairment for the Suttle segment of $1,272,000.

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2010	$1,271,986	$3,288,231	$4,560,217
			—
December 31, 2010	1,271,986	3,288,231	4,560,217

Impairment loss	(1,271,986)		(1,271,986)

June 30, 2011	$—	$3,288,231	$3,288,231

Gross goodwill	$1,271,986	$3,288,231	$4,560,217
Accumulated impairment loss	$(1,271,986)		(1,271,986)
Balance at June 30, 2011	$—	$3,288,231	$3,288,231

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

The following table presents the changes in the Company’s warranty liability for the six month periods ended June 30, 2011 and 2010, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2011	2010
Beginning Balance	$616,000	$648,000
Actual warranty costs paid	(124,000)	(18,000)
Amounts charged to expense	93,000	(50,000)
Ending balance	$585,000	$580,000

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

At June 30, 2011 there was $556,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and the years 2006-2009 remain open to examination by various state tax departments. The tax years from 2008-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 42% for the first six months of 2011. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and goodwill impairment not deductible for U.S. income tax purposes. The foreign operating losses may ultimately be deductible in the countries which they have occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 1.45% for the six months ended June 30, 2011. Additionally, the effect of the goodwill impairment is an overall rate increase of 2.71% for the six months ended June 30, 2011. There were no additional uncertain tax positions identified in the second quarter of 2011. The Company’s effective income tax rate for the six months ended June 30, 2010 was 40%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

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

Information concerning the Company’s continuing operations in the various segments for the three and six month periods ended June 30, 2011 and 2010 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2011:
Sales	$8,286,632	$32,377,988	$4,001,982	$763,082	$—	$45,429,684
Cost of sales	6,302,980	17,839,905	2,124,650	706,564	—	$26,974,099
Gross profit	1,983,652	14,538,083	1,877,332	56,518	—	18,455,585
Selling, general and administrative expenses	1,618,008	5,896,959	488,125	304,700	1,622,968	$9,930,760
Goodwill impairment	1,271,986	—	—	—	—	$1,271,986
Operating income (loss)	$(906,342)	$8,641,124	$1,389,207	$(248,182)	$(1,622,968)	$7,252,839

Depreciation and amortization	$244,648	$174,606	$28,818	$12,232	$74,614	$534,918

Capital expenditures	$350,176	$159,554	$1,324	$5,212	$9,043	$525,309

Assets at June 30, 2011	$20,789,510	$46,946,405	$3,936,889	$2,417,877	$41,940,702	$116,031,383

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended June 30, 2010:
Sales	$9,125,155	$17,119,199	$3,625,136	$789,334	$—	$30,658,824
Cost of sales	6,701,710	7,954,859	1,961,387	756,860	—	$17,374,816
Gross profit	2,423,445	9,164,340	1,663,749	32,474	—	13,284,008
Selling, general and administrative expenses	1,845,771	5,426,073	321,152	280,209	1,218,880	$9,092,085
Operating income (loss)	$577,674	$3,738,267	$1,342,597	$(247,735)	$(1,218,880)	$4,191,923

Depreciation and amortization	$218,806	$151,238	$38,889	$8,525	$73,875	$491,333

Capital expenditures	$41,016	$252,660	$5,160	$—	$41,040	$339,876

Assets at June 30, 2010	$20,814,871	$28,183,814	$5,514,242	$3,690,063	$45,707,503	$103,910,493

SEGMENT INFORMATION - SIX MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2011:
Sales	$17,946,606	$48,933,885	$7,781,706	$1,790,290	$—	$76,452,487
Cost of sales	13,429,150	25,419,133	4,277,018	1,543,112	—	$44,668,413
Gross profit	4,517,456	23,514,752	3,504,688	247,178	—	31,784,074
Selling, general and administrative expenses	3,434,953	11,229,352	1,000,945	607,946	2,844,774	$19,117,970
Goodwill impairment	1,271,986		—	—		1,271,986
Operating income (loss)	$(189,483)	$12,285,400	$2,503,743	$(360,768)	$(2,844,774)	$11,394,118

Depreciation and amortization	$461,664	$341,761	$57,306	$24,130	$149,279	$1,034,140

Capital expenditures	$582,801	$351,105	$11,375	$14,588	$9,043	$968,912

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Six months ended June 30, 2010:
Sales	$19,052,260	$30,872,395	$4,920,855	$1,695,325	$—	$56,540,835
Cost of sales	13,978,168	14,285,741	2,896,285	1,581,572	—	$32,741,766
Gross profit	5,074,092	16,586,654	2,024,570	113,753	—	23,799,069
Selling, general and administrative expenses	3,633,670	10,319,377	708,348	528,763	2,296,723	$17,486,881
Operating income (loss)	$1,440,422	$6,267,277	$1,316,222	$(415,010)	$(2,296,723)	$6,312,188

Depreciation and amortization	$435,843	$298,263	$76,808	$20,727	$146,385	$978,026

Capital expenditures	$504,812	$279,251	$16,947	$14,393	$80,082	$895,485

NOTE 9 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six months Ended June 30
	2011	2010
Service cost	$24,000	17,000
Interest cost	134,000	124,000
Expected return on plan assets	(127,000)	(107,000)
	$31,000	$34,000

NOTE 10 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 77,263 shares and 55,741 shares for the respective three and six month periods ended June 30, 2011. The dilutive effect of stock options for the three and six month periods ended June 30, 2010 was 25,921 shares and 29,122 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. All options were included because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 83,743 shares were not included because of unmet performance conditions.

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, include money market funds within cash and cash equivalents of $1,894,000 and $9,624,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $24,887,000 and $26,287,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the six months ended June 30, 2011.

NOTE 12 – SUBSEQUENT EVENTS

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK for its Transition Networks business unit. The purchase price totals £2.8 million (approximately $4.6 million based on the exchange rate at such date), which is made up of £2.0 million in initial cash consideration, £300,000 to be paid out no later than eighteen months from the acquisition date, and £500,000 related to the future achievement of performance targets to paid out no later than two years from the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;
•	possible lower future sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully reduce operating expenses at certain business units;
•	the general health of the telecom sector;
•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments;
•	successful integration and profitability of acquisitions;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended June 30, 2011 Compared to
Three Months Ended June 30, 2010

Consolidated sales increased 48% in 2011 to $45,430,000 compared to $30,659,000 in 2010. Consolidated operating income in 2011 increased to $7,253,000 compared to $4,192,000 in the second quarter of 2010.

Net income in 2011 increased to $4,085,000 compared to $2,415,000 in the second quarter of 2010.

Suttle

Suttle sales decreased 9% in the second quarter of 2011 to $8,287,000 compared to $9,125,000 in the same period of 2010 due to a continued decline in modular connecting and DSL products. Sales by customer groups in the second quarter of 2011 and 2010 were:

	Suttle Sales by Customer Group
	2011	2010
Major telephone companies	$5,760,000	$6,309,000
Distributors	1,080,000	1,345,000
International	1,415,000	1,418,000
Other	32,000	53,000
	$8,287,000	$9,125,000

Suttle’s sales by product groups in second quarter of 2011 and 2010 were:

	Suttle Sales by Product Group
	2011	2010
Modular connecting products	$2,711,000	$3,595,000
DSL products	2,357,000	2,977,000
Structured cabling products	2,460,000	2,352,000
Other products	759,000	201,000
	$8,287,000	$9,125,000

Sales to the major telephone companies decreased 9% in 2011 due to declines in sales of DSL products and a continued decline in voice markets. Sales to these customers accounted for 70% of Suttle’s sales in the second quarter of 2011 compared to 69% of sales in 2010. Sales to distributors decreased 20% in 2011 due to continued declines in legacy markets, and continued challenges in the US housing market. This customer segment accounted for 13% and 15% of sales in the second quarters of 2011 and 2010, respectively. International sales remained stable and accounted for 17% of Suttle’s second quarter 2011 sales. Suttle’s products do not have a large international market due to different product specifications in non-U.S. markets.

Modular connecting products sales decreased 25% due to continued decline in the voice market. Sales of DSL products decreased 21% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products increased 5% due to an increase in new multi-dwelling unit construction market in specific regions.

Suttle’s gross margin decreased 18% in the second quarter of 2011 to $1,984,000 compared to $2,423,000 in the same period of 2010. Gross margin as a percentage of sales decreased to 24% in 2011 from 27% in 2010 due to product mix changes and rising input costs. Selling, general and administrative expenses decreased $228,000 or 12% in the second quarter of 2011 compared to the same period in 2010, cost control measures during the quarter. Suttle’s operating loss was $906,000 in the second quarter of 2011 compared to operating income of $578,000 in 2010 due to a goodwill impairment charge of $1,272,000.

Transition Networks

Transition Networks sales increased 89% to $32,378,000 in the second quarter of 2011 compared to $17,119,000 in 2010.

Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2011	2010
North America	$29,082,000	$14,429,000
Europe, Middle East, Africa (“EMEA”)	1,497,000	995,000
Rest of world	1,799,000	1,695,000
	$32,378,000	$17,119,000

The following table summarizes Transition Networks’ 2011 and 2010 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2011	2010
Media converters	$27,797,000	$12,777,000
Ethernet switches	1,238,000	1,026,000
Ethernet adapters	605,000	1,720,000
Other products	2,738,000	1,596,000
	$32,378,000	$17,119,000

Sales in North America increased 102% or $14,653,000 due to $19,387,000 in revenue from a one-time large network upgrade project with a Fortune 500 company. Sales to this customer also resulted in the increase in media converter revenue. Transition Networks had back orders of $8.5 million from this customer at June 30, 2011 and received an additional $4.7 million order from this customer in July 2011. The Company received a total of $32.6 million in orders through the end of July. This upgrade began in the second quarter and the Company expects to substantially complete these orders in the third quarter of 2011. The increase in revenue from this customer was partially offset by a decrease in sales to some of Transition Networks’ traditional other customers. Other vertical markets, especially the Federal Government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $606,000, or 23%, primarily due to improved economic activity in the EMEA region.

Gross margin on second quarter Transition Networks’ sales increased 59% to $14,538,000 in 2011 from $9,164,000 in 2010. Gross margin as a percentage of sales decreased to 45% in 2011 from 54% in 2010 due to volume discounts given for the large network upgrade project with a Fortune 500 company described above. Selling, general and administrative expenses increased 9% to $5,897,000 in 2011 compared to $5,426,000 in 2010 due to an increase in headcount and an increase in marketing as well as research and development expenses. Operating income increased to $8,641,000 in 2011 compared to $3,738,000 in 2010.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 10% to $4,002,000 in the second quarter of 2011 compared to $3,625,000 in 2010.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2011	2010
Broward County FL schools	$3,833,000	$3,587,000
All other	169,000	38,000
	$4,002,000	$3,625,000

Revenues earned in Broward County, Florida increased $246,000 or 7% in the second quarter 2011. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long term nature, and the Company continued to complete these contracts through the first half of 2011..

JDL gross margin increased 13% to $1,877,000 in the second quarter of 2011 compared to $1,664,000 in the same period in 2010. Gross margin as a percentage of sales increased to 47% in 2011 from 46% in 2010 due to purchasing discounts and rebates the Company was able to take advantage of during the quarter. Selling, general and administrative expenses increased in 2011 to $488,000 compared to $321,000 in 2010 due to headcount increases, specifically within the sales function as JDL has expanded its market focus. JDL reported operating income of $1,389,000 in the second quarter of 2011 compared to $1,343,000 in the same period of 2010.

Austin Taylor

Austin Taylor’s revenues decreased 3% to $763,000 for the second quarter of 2011, compared to $789,000 in 2010. This revenue decrease is due to a slight second quarter spending reduction in the transportation sector affecting original equipment manufacturer (“OEM”) sales. Gross margin increased to $57,000 in 2011 from $32,000 in 2010. Gross margin as a percentage of sales was 7% in 2011 compared to 4% in 2010. This margin increase is a result of increased volume of customized OEM product sales. Austin Taylor reported an operating loss in 2011 of $248,000 compared to $248,000 in 2010.

Other

The Company’s income before income taxes increased to $7,265,000 in 2011 compared to $4,168,000 in 2010. The Company’s effective income tax rate was 44% in 2011 and 42% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and goodwill impairment.

Six Months Ended June 30, 2011 Compared to
Six Months Ended June 30, 2010

Consolidated sales increased 35% in 2011 to $76,452,000 compared to $56,541,000 in 2010. Consolidated operating income in 2011 increased to $11,394,000 compared to $6,312,000 in the first six months of 2010.

Net income in 2011 increased to $6,643,000 compared to $3,746,000 in the first six months of 2010.

Suttle

Suttle sales decreased 6% in the first six months of 2011 to $17,947,000 compared to $19,052,000 in the same period of 2010. Sales by customer groups in the first six months of 2011 and 2010 were:

	Suttle Sales by Customer Group
	2011	2010
Major telephone companies	$12,635,000	$13,061,000
Distributors/OEMs	2,228,000	2,803,000
International	2,806,000	3,100,000
Other	278,000	88,000
	$17,947,000	$19,052,000

Suttle’s sales by product groups in first six months of 2011 and 2010 were:

	Suttle Sales by Product Group
	2011	2010
Modular connecting products	$6,262,000	$7,808,000
DSL products	5,316,000	6,048,000
Structured cabling products	5,378,000	4,841,000
Other products	991,000	355,000
	$17,947,000	$19,052,000

Sales to the major telephone companies decreased 3% in 2011 due to decreased DSL deployment and a continued decline in voice markets. Sales to these customers accounted for 70% of Suttle’s sales in the first six months of 2011 compared to 69% of sales in the same period in 2010. Sales to distributors, original equipment manufacturers (“OEMs”), and electrical contractors decreased 21% in 2011 primarily due to continued challenges in the US housing market. This customer segment accounted for 12% and 15% of sales in the first six months of 2011 and 2010, respectively. International sales decreased 9% and accounted for 16% of Suttle’s first six months 2011 sales. Suttle’s products do not have a large international market due to different product specifications in non-US markets. Sales to other customers increased 216% to $278,000.

Modular connecting products sales have decreased 20% due to a slowing of the home building business and continued decline in the voice market. Sales of DSL products decreased 12% due to the maturation of the U.S. DSL market and order cycles of major customers. Sales of structured cabling products increased 11% due to increased construction activity in the multi-dwelling unit space in specific regions.

Suttle’s gross margin decreased 11% in the first six months of 2011 to $4,517,000 compared to $5,074,000 in the same period of 2010. Gross margin as a percentage of sales decreased to 25% in 2011 from 27% in 2010 due to product mix changes and rising input costs. Selling, general and administrative expenses decreased $199,000 or 5% in the first six months of 2011 compared to the same period in 2010, due to cost control measures during the first half of the year. Suttle’s operating loss was $189,000 in the first six months of 2011 compared to operating income of $1,440,000 in 2010 due to a goodwill impairment charge of $1,272,000.

Transition Networks

Transition Networks sales increased 59% to $48,934,000 in the first six months of 2011 compared to $30,872,000 in 2010.

First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2011	2010
North America	$42,300,000	$25,524,000
Europe, Middle East, Africa (“EMEA”)	3,329,000	2,075,000
Rest of world	3,305,000	3,273,000
	$48,934,000	$30,872,000

The following table summarizes Transition Networks’ 2011 and 2010 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2011	2010
Media converters	$39,426,000	$23,203,000
Ethernet switches	2,274,000	1,896,000
Ethernet adapters	2,901,000	3,322,000
Other products	4,333,000	2,451,000
	$48,934,000	$30,872,000

Sales in North America increased 66% or $16,776,000 due to $19,387,000 in revenue from a one-time large network upgrade project with a Fortune 500 company. Sales to this customer also resulted in the increase in media converter revenue. As described above under the Transition Networks’ results for the three months ended June 30, 2011, this upgrade began in the second quarter and the Company expects to substantially complete these orders in the third quarter of 2011. Other vertical markets, especially the Federal Government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $1,286,000, or 24% primarily due to improved economic activity in EMEA region as it continues to record a strong rebound and sales remain strong in that region.

Gross margin on the first six months of Transition Networks’ sales increased to $23,515,000 in 2011 from $16,587,000 in 2010. Gross margin as a percentage of sales decreased to 48% in 2011, compared to 54% in the 2010 period, due to volume discounts on an upgrade project with the Fortune 500 company described above. Selling, general and administrative expenses increased 9% to $11,229,000 in 2011 compared to $10,319,000 in 2010 due to the increase in headcount and an increase in marketing as well as research and development expenses. Operating income increased to $12,285,000 in 2011 compared to $6,267,000 in 2010.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 58% in the first six months of 2011 to $7,782,000 compared to $4,921,000 in 2010.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2011	2010
Broward County FL schools	$7,570,000	$4,787,000
All other	212,000	134,000
	$7,782,000	$4,921,000

Revenues earned in Broward County FL increased $2,783,000 or 58% in 2011. The increase was the result of Broward County receiving contract funding approval six months later than the usual announcement timeframe in the prior year, which resulted in lower revenue in the first half of 2010 – specifically the first quarter.

JDL gross margin increased 73% to $3,505,000 in the first six months of 2011 compared to $2,025,000 in the same period in 2010. Gross margin as a percentage of sales increased to 45% in 2011 from 41% in 2010 due to purchasing discounts and rebates the Company was able to take advantage of during the first half of the year. Selling, general and administrative expenses increased 41% in 2011 to $1,001,000 compared to $708,000 in 2010 due to headcount increases, specifically within the sales department, as JDL continues to expand its market focus. JDL reported operating income of $2,504,000 in the first six months of 2011 compared to $1,316,000 in the same period of 2010.

Austin Taylor

Austin Taylor’s revenues increased 6% to $1,790,000 for the first six months of 2011, compared to $1,695,000 in 2010. This increase is due to greater sales penetration into the UK and Ireland distribution network. Gross margin increased 117% to $247,000 in 2011 from $114,000 in 2010. Gross margin as a percentage of sales was 14% in 2011 compared to 7% in 2010. This increase was due to OEM price adjustments and a gain in manufacturing efficiency. Austin Taylor reported an operating loss in 2011 of $361,000 compared to $415,000 in 2010.

Other

Income before income taxes increased to $11,425,000 in 2011 compared to $6,281,000 in 2010. The Company’s effective income tax rate was 42% in 2011 as compared to 40% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and goodwill impairment.

Liquidity and Capital Resources

At June 30, 2011, the Company had approximately $35,499,000 of cash equivalents and investments compared to $43,075,000 of cash equivalents and investments at December 31, 2010. The Company had current assets of approximately $93,866,000 and current liabilities of $16,385,000 at June 30, 2011 compared to current assets of $86,204,000 and current liabilities of $12,669,000 at December 31, 2010.

Net cash used in operating activities was $4,017,000 in the first six months of 2011 compared to $1,370,000 provided by operations in the same period in 2010. Significant working capital changes from December 31, 2010 to June 30, 2011 included an increase in accounts receivable of $14,682,000 due to an overall increase in sales in the second quarter of 2011 as compared to the fourth quarter of 2010 and a $2,208,000 increase in inventory due to an increase in purchases of product, both primarily related to the network upgrade project by Transition Networks. These increases were partially offset by a $2,522,000 increase in accounts payable.

Net cash provided by investing activities was $408,000 in the first six months in 2011 compared to cash used of $8,043,000 in the same period in 2010. During the first six months of 2011, the Company continued to invest in certificates of deposit with maturities of greater than 90 days.

Net cash used in financing activities was $2,575,000 and $2,446,000 in the first six months of 2011 and 2010, respectively. Cash dividends paid in the first six months of 2011 were $2,528,000 ($0.30 per common share) compared to $2,339,000 ($0.28 per common share) in the same period in 2010. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $126,000 in the first six months of 2011 and $77,000 in the same period in 2010. In the first six months of 2011, the Company did not purchase any of its outstanding common shares. At June 30, 2011, 481,938 additional shares could be repurchased under outstanding Board authorizations. The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.7% at June 30, 2011). There were no borrowings on the line of credit during the first six months of 2011 or 2010. The credit agreement expires September 30, 2011 and is secured by assets of the Company. As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $196,000 during the first six months of 2011. The outstanding balance on the mortgage was $2,205,000 at June 30, 2011.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2010 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2011.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2011 our bank line of credit carried a variable interest rate based on the LIBOR plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors

The following Risk Factor supplements the Risk Factors contained in Item 1A of the Company Annual Report on Form 10-K for the year ended December 31, 2010:

The Company may experience fluctuations in quarterly results due to the timing and frequency of large orders.

In the second quarter ended June 30, 2011, the Company had sales of $45.4 million and net income of $4.1 million compared with sales of $30.6 million and net income of $2.4 million in the second quarter of 2010. The increase in second quarter 2011 sales resulted primarily from $19.4 million in revenue from the Company’s Transition Networks business unit from a one-time large network upgrade project with a Fortune 500 company. The Company had back orders of $8.5 million from this customer at June 30, 2011 and received an additional $4.7 million order from this customer in July 2011. The increase in revenue from this customer was partially offset by a decrease in sales to some of Transition Networks’ traditional other customers.

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

Communications Systems, Inc.

	By	/s/ William G. Schultz
William G. Schultz
Date: August 10, 2011		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: August 10, 2011		Chief Financial Officer