Form 10-Q
period 2011-09-30
COMMUNICATIONS SYSTEMS INC
filed 2011-11-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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
YES   ☐ NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2011
Common Stock, par value	NASDAQ	8,465,840
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2011	December 31 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,084,605	$16,787,558
Investments	18,780,107	21,698,905
Trade accounts receivable, less allowance for doubtful accounts of $283,000 and $500,000, respectively	21,403,472	17,544,136
Inventories	26,012,133	24,498,935
Prepaid income taxes	570,567	296,586
Other current assets	954,437	908,102
Deferred income taxes	3,616,487	4,469,941
TOTAL CURRENT ASSETS	91,421,808	86,204,163
PROPERTY, PLANT AND EQUIPMENT, net	13,424,106	13,214,067
OTHER ASSETS:
Investments	4,458,186	4,588,267
Goodwill	5,320,707	4,560,217
Prepaid pensions	326,178	349,575
Other assets	1,762,620	153,938
TOTAL OTHER ASSETS	11,867,691	9,651,997

TOTAL ASSETS	$116,713,605	$109,070,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$420,131	$399,209
Accounts payable	4,070,190	5,385,558
Accrued compensation and benefits	5,043,674	3,951,401
Other accrued liabilities	3,376,121	1,669,776
Dividends payable	1,288,875	1,263,434
TOTAL CURRENT LIABILITIES	14,198,991	12,669,378

LONG TERM LIABILITIES:
Long-term compensation plans	257,572	1,738,105
Income taxes payable	683,081	678,395
Deferred income taxes	1,113,730	585,317
Long term debt - mortgage payable	1,684,574	2,002,339
TOTAL LONG-TERM LIABILITIES	3,738,957	5,004,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,461,032 and 8,422,890 shares issued and outstanding, respectively	423,051	421,144
Additional paid-in capital	35,419,658	34,491,370
Retained earnings	63,320,527	56,769,816
Accumulated other comprehensive loss, net of tax	(387,579)	(285,637)
TOTAL STOCKHOLDERS’ EQUITY	98,775,657	91,396,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,713,605	$109,070,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Sales from operations	$41,984,570	$33,323,793	$118,437,057	$89,864,628

Costs and expenses:
Cost of sales	25,429,300	18,013,809	70,097,713	50,755,575
Selling, general and administrative expenses	10,071,408	9,005,699	29,189,378	26,492,580
Goodwill impairment	0	0	1,271,986	0
Total costs and expenses	35,500,708	27,019,508	100,559,077	77,248,155

Operating income	6,483,862	6,304,285	17,877,980	12,616,473

Other income and (expenses):
Investment and other income	138,990	92,363	275,852	177,788
Gain (loss) on sale of assets	5,310	9,763	(4,674)	1,143
Interest and other expense	(53,256)	(51,854)	(149,107)	(160,305)
Other income, net	91,044	50,272	122,071	18,626

Income before income taxes	6,574,906	6,354,557	18,000,051	12,635,099

Income tax expense	2,845,269	2,355,163	7,627,910	4,889,452

Net income	3,729,637	3,999,394	10,372,141	7,745,647

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(8,534)	(17,009)	(26,952)	(30,590)
Unrealized gains (losses) on available-for-sale securities	(5,094)	11,779	(30,510)	13,259
Foreign currency translation adjustment	(112,581)	149,786	(44,480)	(60,059)
Total other comprehensive income (loss), net of tax	(126,209)	144,556	(101,942)	(77,390)
Comprehensive net income	$3,603,428	$4,143,950	$10,270,199	$7,668,257

Basic net income per share:	$0.44	$0.48	$1.23	$0.92

Diluted net income per share:	$0.44	$0.48	$1.22	$0.92

Average Basic Shares Outstanding	8,460,625	8,398,496	8,442,812	8,376,542
Average Dilutive Shares Outstanding	8,530,187	8,414,865	8,500,022	8,401,212
Dividends per share	$0.15	$0.15	$0.45	$0.44

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693
Net income				10,372,141		10,372,141
Issuance of common stock under Employee Stock Purchase Plan	6,649	332	104,377			104,709
Issuance of common stock to Employee Stock Ownership Plan	22,493	1,125	314,902			316,027
Issuance of common stock under Non-Employee Stock Option Plan	9,000	450	72,450			72,900
Tax benefit from non-qualified stock options			23,227			23,227
Share based compensation			413,332			413,332
Shareholder dividends				(3,821,430)		(3,821,430)
Other comprehensive income					(101,942)	(101,942)
BALANCE AT SEPTEMBER 30, 2011	8,461,032	$423,051	$35,419,658	$63,320,527	$(387,579)	$98,775,657

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,372,141	$7,745,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,571,423	1,418,065
Share-based compensation	413,332	39,093
Deferred income taxes	973,817	(474,900)
Goodwill impairment	1,271,986	—
Gain (loss) on sale of assets	4,674	(1,143)
Excess tax benefit from stock based payments	(23,227)	—
Changes in assets and liabilities:
Trade receivables	(3,664,939)	(5,315,719)
Inventories	(609,224)	302,888
Prepaid income taxes	(273,981)	337,274
Other assets	21,595	(508,666)
Accounts payable	(1,357,506)	(421,603)
Accrued compensation and benefits	(99,861)	56,473
Other accrued expenses	(288,821)	247,625
Income taxes payable	(59,368)	1,552,228
Net cash provided by operating activities	8,252,041	4,977,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,635,893)	(1,190,886)
Purchases of investments	(16,156,015)	(17,110,186)
Acquisition of business, net of cash acquired	(2,408,910)	—
Proceeds from the sale of fixed assets	8,055	27,593
Proceeds from the sale of investments	19,174,385	10,176,299
Net cash used in investing activities	(1,018,378)	(8,097,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,795,989)	(3,598,544)
Mortgage principal payments	(296,844)	(277,300)
Proceeds from issuance of common stock	177,609	100,337
Excess tax benefit from stock based payments	23,227	—
Net cash used in financing activities	(3,891,997)	(3,775,507)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(44,619)	(31,841)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,297,047	(6,927,266)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,787,558	21,293,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,084,605	$14,366,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$6,996,908	$3,473,805
Interest paid	121,615	153,249
Dividends declared not paid	1,269,155	1,259,940
Acquisition costs in accrued expenses	1,681,367	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2011 and 2010 and the related condensed consolidated statements of income and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended September 30, 2011 and 2010 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended September 30, 2011 are not necessarily indicative of operating results for the entire year.

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

Cash Equivalents and Investments

For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2011, the Company had $20.1 million in cash and cash equivalents. Of this amount, $1.1 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalents are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $23.2 million in investments, which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at September 30, 2011. Of the $23.2 million in investments, $18.8 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Accumulated Other Comprehensive Income (Loss) below).

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

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	September 30 2011	December 31 2010
Foreign currency translation	$(1,317,010)	$(1,272,530)
Unrealized gain (loss) on available-for-sale investments	(16,452)	14,058
Minimum pension liability	945,883	972,835
	$(387,579)	$(285,637)

NOTE 2 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2011. The ESPP is considered compensatory under current rules. At September 30, 2011, after giving effect to the shares issued as of that date, 70,072 shares remain available for purchase under the ESPP.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. Up to 1,000,000 shares of our Common Stock may be issued pursuant to awards under the 2011 Incentive Plan. Through September 30, 2011, the only awards that have been made under the 2011 Incentive Plan are those described in following paragraphs.

The 2011 Incentive Plan permits equity awards to non-employee directors either in the form of restricted stock grants or non-qualified stock option awards, or both. On March 28, 2011, the Compensation Committee and the Board determined that, subject to receiving shareholder approval of the 2011 Incentive Plan, each non-employee director elected or re-elected at the May 19, 2011 Annual Shareholders Meeting (the “2011 Shareholders Meeting”) would be issued shares of restricted stock having a value of $40,000 based on the closing price of the Company’s common stock on May 19, 2011 and also determined this restricted stock would vest after one year and be subject to restrictions on resale for one additional year. At the 2011 Shareholders Meeting, the Company’s shareholders approved the 2011 Incentive Plan and, effective as of that date, the Company awarded 2,226 shares of restricted stock to each of the Company’s six non-employee directors for a total of 13,356 shares. In addition, on August 11, 2011, the Company’s Board awarded a 2,226 share restricted stock grant to the Company’s former chief executive officer, who began service as a non-employee director after retiring as chief executive officer on May 19, 2011.

During the third quarter of 2011, stock options were awarded covering 6,640 shares to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 3,450 shares to key employees during the third quarter under the Company’s performance unit plan for performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still with the Company at that time.

At September 30, 2011, 974,328 shares remained available to be issued under the 2011 Incentive Plan.

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

During the first quarter of 2011, key employees were granted 16,092 shares of deferred stock based on achievement against performance goals in 2010 under the Company’s performance unit plan. The deferred stock will be paid out in the first quarter of 2014 to key employees still employed by the Company at that time. The Company also granted deferred stock awards of 73,972 shares to key employees under the Company’s performance unit plan for performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still employed by the Company at that time. During the first quarter, the Company also granted deferred stock awards of up to 11,618 shares to executive employees that will be earned under the Company’s short-term incentive plan if actual revenue growth equals or exceeds 150% of the revenue growth target for 2011. The number of shares earned by the respective executive employees, if any, will be paid out in the first quarter of 2012.

At September 30, 2011 the only shares that are available for issuance under the Stock Plan are the 191,292 shares reserved for issuance under the stock options and deferred stock awards described in the two preceding paragraphs. When seeking approval of the 2011 Incentive Plan at the 2011 Shareholders Meeting, the Company committed to prohibit the issuance of any future equity awards under the Stock Plan on or after May 19, 2011, other than the 191,292 reserved shares which are available to be issued as deferred stock awards or options.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan over the period December 31, 2010 to September 30, 2011. All stock options outstanding at December 31, 2010 are exercisable and 17,635 of the options awarded during the nine month period ended September 30, 2011 are exercisable.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	96,250	14.16
Exercised	(9,000)	8.10
Canceled	(12,430)	11.23
Outstanding – September 30, 2011	236,820	11.35	5.43 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2011 was $495,000. The intrinsic value of all options exercised during the nine months ended September 30, 2011 was $61,000. Net cash proceeds from the exercise of all stock options were $73,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2010 to September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2010	—	$—
Granted	105,132	15.15
Vested	(2,083)	15.40
Canceled	(5,833)	15.27
Outstanding – September 30, 2011	97,216	15.14

Compensation Expense

Share-based compensation expense recognized for the nine month period ended September 30, 2011 was $413,000 before income taxes and $269,000 after income taxes. Share-based compensation expense recognized for the nine month period ended September 30, 2010 was $39,000 before income taxes and $25,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $623,000 at September 30, 2011. Excess tax benefits from the exercise of stock options included in financing cash flows for the nine month periods ended September 30, 2011 and 2010 were $23,000 and $0, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2011	December 31 2010
Finished goods	$14,183,482	$13,684,884
Raw and processed materials	11,828,651	10,814,051
Total	$26,012,133	$24,498,935

NOTE 4 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,031,000, with cash acquired totaling $862,000. The purchase price includes initial consideration of $3,271,000, deferred consideration of $491,000 to be paid out no later than 18 months from the acquisition date, $656,000 in working capital adjustments, and $613,000 in contingent consideration. The Company has agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to paid out no later than two years from the acquisition date. Although the maximum contingent consideration is $818,000, the Company has recognized $613,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration has been calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At September 30, 2011, the Company had estimated liabilities of $1,681,000 related to outstanding consideration payments.

The estimated assets and liabilities of Patapsco were recorded in the consolidated balance sheet within the Transition Networks segment at September 30, 2011. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $5,864,000, including estimated goodwill of $2,032,000 and estimated intangibles of $1,616,000, and total liabilities of $833,000. All balances recorded are estimated amounts; the purchase price allocation will be finalized subsequent to the third quarter as the valuation of identifiable assets and liabilities is completed. The pro forma impact of Patapsco was not significant to the Company’s results for the three and nine months ended September 30, 2011.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

During our fiscal quarter ended June 30, 2011, based on greater than expected decline in actual and forecasted profitability of legacy products in our Suttle business unit, as well as, significant project delays that occurred related to Suttle’s new technologies, we concluded that that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Suttle business unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Suttle’s reduced earnings and cash flow forecasts, the Company determined that Suttle’s goodwill was fully impaired and recorded a goodwill impairment for the Suttle segment of $1,272,000. The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2010	$1,271,986	$3,288,231	$4,560,217
			—
December 31, 2010	1,271,986	3,288,231	4,560,217

Impairment loss	(1,271,986)		(1,271,986)
Acquisition		2,032,476	2,032,476

September 30, 2011	$—	$5,320,707	$5,320,707

Gross goodwill	$1,271,986	$5,320,707	$6,592,693
Accumulated impairment loss	$(1,271,986)		(1,271,986)
Balance at September 30, 2011	$—	$5,320,707	$5,320,707

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

The following table presents the changes in the Company’s warranty liability for the nine month periods ended September 30, 2011 and 2010, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2011	2010
Beginning Balance	$616,000	$648,000
Actual warranty costs paid	(180,000)	(154,000)
Amounts charged to expense	197,000	86,000
Ending balance	$633,000	$580,000

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 8 – INCOME TAXES

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

At September 30, 2011 there was $517,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and the years 2007-2010 remain open to examination by various state tax departments. The tax years from 2008-2009 remain open in Costa Rica.

The Company’s effective income tax rate was 42.4% for the first nine months of 2011. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, settlement of uncertain income tax positions, acquisition-related costs and goodwill impairment not deductible for U.S. income tax purposes. The foreign operating losses may ultimately be deductible in the countries in which they have occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate increase of approximately 1.5% for the nine months ended September 30, 2011. Additionally, the effect of the goodwill impairment is an overall rate increase of 2.4% for the nine months ended September 30, 2011. There were no additional uncertain tax positions identified in the third quarter of 2011. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 38.7%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, return to provision adjustments, provisions for interest charges, and settlement of uncertain tax positions.

NOTE 9 – SEGMENT INFORMATION

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

Information concerning the Company’s continuing operations in the various segments for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2011:
Sales	$9,557,670	$27,573,925	$3,872,368	$980,607	$—	$41,984,570
Cost of sales	7,233,772	14,845,981	2,403,383	946,164	—	$25,429,300
Gross profit	2,323,898	12,727,944	1,468,985	34,443	—	16,555,270
Selling, general and administrative expenses	1,690,716	6,017,085	522,104	436,995	1,404,508	$10,071,408
Goodwill impairment	—	—	—	—	—	—
Operating income (loss)	$633,182	$6,710,859	$946,881	$(402,552)	$(1,404,508)	$6,483,862

Depreciation and amortization	$245,870	$184,712	$23,621	$12,095	$70,984	$537,282

Capital expenditures	$255,232	$348,129	$4,572	$29,105	$29,942	$666,980

Assets at September 30, 2011	$22,573,483	$38,084,903	$2,616,360	$2,265,011	$51,173,848	$116,713,605

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Three months ended September 30, 2010:
Sales	$9,069,600	$18,991,587	$4,463,475	$799,131	$—	$33,323,793
Cost of sales	6,634,125	8,400,497	2,302,883	676,304	—	$18,013,809
Gross profit	2,435,475	10,591,090	2,160,592	122,827	—	15,309,984
Selling, general and administrative expenses	1,730,506	5,452,714	346,899	324,672	1,150,908	$9,005,699
Operating income (loss)	$704,969	$5,138,376	$1,813,693	$(201,845)	$(1,150,908)	$6,304,285

Depreciation and amortization	$187,636	$158,071	$11,709	$8,952	$73,669	$440,037

Capital expenditures	$(3,387)	$193,763	$—	$20,961	$84,063	$295,400

Assets at September 30, 2010	$19,677,651	$31,467,598	$4,205,027	$2,919,046	$50,128,264	$108,397,586

SEGMENT INFORMATION - NINE MONTHS

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2011:
Sales	$27,504,276	$76,507,810	$11,654,074	$2,770,897	$—	$118,437,057
Cost of sales	20,662,922	40,265,114	6,680,401	2,489,276	—	$70,097,713
Gross profit	6,841,354	36,242,696	4,973,673	281,621	—	48,339,344
Selling, general and administrative expenses	5,125,669	17,246,437	1,523,049	1,044,941	4,249,282	$29,189,378
Goodwill impairment	1,271,986		—	—		1,271,986
Operating income (loss)	$443,699	$18,996,259	$3,450,624	$(763,320)	$(4,249,282)	$17,877,980

Depreciation and amortization	$707,534	$526,474	$80,927	$36,225	$220,263	$1,571,423

Capital expenditures	$838,033	$699,235	$15,947	$43,693	$38,985	$1,635,893

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
Nine months ended September 30, 2010:
Sales	$28,121,860	$49,863,982	$9,384,330	$2,494,456	$—	$89,864,628
Cost of sales	20,612,293	22,686,238	5,199,168	2,257,876	—	$50,755,575
Gross profit	7,509,567	27,177,744	4,185,162	236,580	—	39,109,053
Selling, general and administrative expenses	5,364,176	15,772,091	1,055,247	853,435	3,447,631	$26,492,580
Operating income (loss)	$2,145,391	$11,405,653	$3,129,915	$(616,855)	$(3,447,631)	$12,616,473

Depreciation and amortization	$623,479	$456,335	$88,517	$29,679	$220,055	$1,418,065

Capital expenditures	$501,425	$473,015	$16,947	$35,354	$164,145	$1,190,886

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Nine months Ended September 30
	2011	2010
Service cost	$35,000	27,000
Interest cost	196,000	194,000
Expected return on plan assets	(185,000)	(168,000)
	$46,000	$53,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 69,562 shares and 57,210 shares for the respective three and nine month periods ended September 30, 2011. The dilutive effect of stock options for the three and nine month periods ended September 30, 2010 was 16,369 shares and 24,670 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. All options were included because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 78,943 shares were not included because of unmet performance conditions.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, include money market funds within cash and cash equivalents of $1,074,000 and $9,624,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $23,238,000 and $26,287,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the nine months ended September 30, 2011.

NOTE 13 – SUBSEQUENT EVENTS

On October 28, 2011, the Company entered into a new $10,000,000 line of credit agreement with Wells Fargo Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.1%. The credit agreement expires October 31, 2013 and is secured by assets of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;
•	possible lower future sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully reduce operating expenses at certain business units;
•	the general health of the telecom sector;
•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments;
•	our ability to successfully and profitability integrate our acquisitions, including our July 27, 2011 acquisition of Patapsco;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended September 30, 2011 Compared to
Three Months Ended September 30, 2010

Consolidated sales increased 26% in 2011 to $41,985,000 compared to $33,324,000 in 2010. Consolidated operating income in 2011 increased to $6,484,000 compared to $6,304,000 in the third quarter of 2010.

Net income in 2011 decreased to $3,730,000 compared to $3,999,000 in the third quarter of 2010.

Suttle

Suttle sales increased 5% in the third quarter of 2011 to $9,558,000 compared to $9,070,000 in the same period of 2010 due to an increase in sales of structured cabling products. Sales by customer groups in the third quarter of 2011 and 2010 were:

	Suttle Sales by Customer Group
	2011	2010
Major telephone companies	$7,415,000	$6,618,000
Distributors	1,106,000	1,327,000
International	1,019,000	1,120,000
Other	18,000	5,000
	$9,558,000	$9,070,000

Suttle’s sales by product groups in third quarter of 2011 and 2010 were:

	Suttle Sales by Product Group
	2011	2010
Modular connecting products	$3,271,000	$3,378,000
DSL products	2,520,000	2,882,000
Structured cabling products	3,418,000	2,725,000
Other products	349,000	85,000
	$9,558,000	$9,070,000

Sales to the major telephone companies increased 12% in 2011 due to an increase in sales of structured cabling products. Sales to these customers accounted for 78% of Suttle’s sales in the third quarter of 2011 compared to 73% of sales in 2010. Sales to distributors decreased 17% in 2011 due to continued declines in legacy markets. This customer segment accounted for 12% and 15% of sales in the third quarters of 2011 and 2010, respectively. International sales decreased 9% and accounted for 11% of Suttle’s third quarter 2011 sales.

Modular connecting products sales decreased 3% due to continued decline in the voice market. Sales of DSL products decreased 13% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products increased 25% due to an adoption of Suttle’s products in new regions supported by key service provider.

Suttle’s gross margin decreased 5% in the third quarter of 2011 to $2,324,000 compared to $2,435,000 in the same period of 2010. Gross margin as a percentage of sales decreased to 24% in 2011 from 27% in 2010 due to product mix changes and rising input costs. Selling, general and administrative expenses decreased $40,000 or 2% in the third quarter of 2011 compared to the same period in 2010, due to cost control measures during the quarter. Suttle’s operating income was $633,000 in the third quarter of 2011 compared to $705,000 in 2010.

Transition Networks

Transition Networks sales increased 45% to $27,574,000 in the third quarter of 2011 compared to $18,992,000 in 2010.

Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2011	2010
North America	$24,470,000	$16,213,000
Europe, Middle East, Africa (“EMEA”)	1,065,000	1,216,000
Rest of world (“ROW”)	2,039,000	1,563,000
	$27,574,000	$18,992,000

The following table summarizes Transition Networks’ 2011 and 2010 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2011	2010
Media converters	$22,944,000	$13,973,000
Ethernet switches	1,087,000	1,256,000
Ethernet adapters	1,924,000	2,371,000
Other products	1,619,000	1,392,000
	$27,574,000	$18,992,000

Sales in North America increased 51% or $8,527,000 due to $13,364,000 in revenue from a one-time large network upgrade project with a Fortune 500 company. Sales to this customer also resulted in the increase in media converter revenue. This upgrade began in the second quarter and was substantially complete as of the end of the third quarter. The increase in revenue from this customer was partially offset by a decrease in sales to some of Transition Networks’ traditional other customers. Other vertical markets, especially the Federal Government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $325,000, or 12%, due to growth in the ROW market as well as additional revenues from the recent acquisition of Patapsco.

Gross margin on third quarter Transition Networks’ sales increased 20% to $12,728,000 in 2011 from $10,591,000 in 2010. Gross margin as a percentage of sales decreased to 46% in 2011 from 56% in 2010 due to volume discounts given for the large network upgrade project with the Fortune 500 company described above. Selling, general and administrative expenses increased 10% to $6,017,000 in 2011 compared to $5,453,000 in 2010 due to an increase in research and development expenses. Operating income increased to $6,711,000 in 2011 compared to $5,138,000 in 2010.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 13% to $3,872,000 in the third quarter of 2011 compared to $4,463,000 in 2010.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2011	2010
Broward County FL schools	$3,691,000	$4,380,000
All other	181,000	83,000
	$3,872,000	$4,463,000

Revenues earned in Broward County, Florida decreased $591,000 or 16% in the third quarter 2011. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011.

JDL gross margin decreased 32% to $1,469,000 in the third quarter of 2011 compared to $2,161,000 in the same period in 2010. Gross margin as a percentage of sales decreased to 38% in 2011 from 48% in 2010 due to a decrease in purchasing discounts during the quarter. Selling, general and administrative expenses increased in 2011 to $522,000 compared to $347,000 in 2010 due to headcount increases, specifically within the sales function as JDL has expanded its market focus. JDL reported operating income of $947,000 in the third quarter of 2011 compared to $1,814,000 in the same period of 2010.

Austin Taylor

Austin Taylor’s revenues increased 23% to $981,000 for the third quarter of 2011, compared to $799,000 in 2010. This revenue increase is due to high volume sales of metal cabinets and frames into the UK and European market and an increase in contracted original equipment manufacturer (“OEM”) sales. Gross margin decreased to $34,000 in 2011 from $123,000 in 2010. Gross margin as a percentage of sales was 4% in 2011 compared to 15% in 2010. This margin decrease is directly related to the increase of metal cabinet and frame sales. Austin Taylor reported an operating loss in 2011 of $403,000 compared to a loss of $202,000 in 2010.

Other

The Company’s income before income taxes increased to $6,575,000 in 2011 compared to $6,354,000 in 2010. The Company’s effective income tax rate was 43% in 2011 and 37% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and acquisition costs not deductible for income tax purposes.

Nine Months Ended September 30, 2011 Compared to
Nine Months Ended September 30, 2010

Consolidated sales increased 32% in 2011 to $118,437,000 compared to $89,865,000 in 2010. Consolidated operating income in 2011 increased to $17,878,000 compared to $12,616,000 in the first nine months of 2010.

Net income in 2011 increased to $10,372,000 compared to $7,746,000 in the first nine months of 2010.

Suttle

Suttle sales decreased 2% in the first nine months of 2011 to $27,504,000 compared to $28,122,000 in the same period of 2010. Sales by customer groups in the first nine months of 2011 and 2010 were:

	Suttle Sales by Customer Group
	2011	2010
Major telephone companies	$20,049,000	$19,678,000
Distributors/OEMs	3,334,000	4,130,000
International	3,825,000	4,220,000
Other	296,000	94,000
	$27,504,000	$28,122,000

Suttle’s sales by product groups in first nine months of 2011 and 2010 were:

	Suttle Sales by Product Group
	2011	2010
Modular connecting products	$9,533,000	$11,186,000
DSL products	7,836,000	8,930,000
Structured cabling products	8,795,000	7,566,000
Other products	1,340,000	440,000
	$27,504,000	$28,122,000

Sales to the major telephone companies increased 2% in 2011 due to an increase in sales of structured cabling products. Sales to these customers accounted for 73% of Suttle’s sales in the first nine months of 2011 compared to 70% of sales in the same period in 2010. Sales to distributors, original equipment manufacturers (“OEMs”), and electrical contractors decreased 19% in 2011 primarily due to continued challenges in the U.S. housing market. This customer segment accounted for 12% and 15% of sales in the first nine months of 2011 and 2010, respectively. International sales decreased 9% and accounted for 14% of Suttle’s first nine months 2011 sales. Sales to other customers increased 215% to $296,000.

Modular connecting products sales have decreased 15% due to a slowing of the home building business and continued decline in the voice market. Sales of DSL products decreased 12% due to the maturation of the U.S. DSL market and order cycles of major customers. Sales of structured cabling products increased 16% due to an adoption of Suttle’s products in new regions supported by key service provider.

Suttle’s gross margin decreased 9% in the first nine months of 2011 to $6,841,000 compared to $7,510,000 in the same period of 2010. Gross margin as a percentage of sales decreased to 25% in 2011 from 27% in 2010 due to product mix changes and rising input costs. Selling, general and administrative expenses decreased $238,000 or 4% in the first nine months of 2011 compared to the same period in 2010, due to cost control measures during the first nine months of the year. Suttle’s operating income was $444,000 in the first nine months of 2011 compared to $2,145,000 in 2010 due in part to the margin erosion mentioned above and a goodwill impairment charge of $1,272,000 in the second quarter of 2011.

Transition Networks

Transition Networks sales increased 53% to $76,508,000 in the first nine months of 2011 compared to $49,864,000 in 2010.

First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2011	2010
North America	$66,770,000	$41,737,000
Europe, Middle East, Africa (“EMEA”)	4,394,000	3,292,000
Rest of world	5,344,000	4,835,000
	$76,508,000	$49,864,000

The following table summarizes Transition Networks’ 2011 and 2010 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2011	2010
Media converters	$62,370,000	$37,176,000
Ethernet switches	3,362,000	3,153,000
Ethernet adapters	4,824,000	5,692,000
Other products	5,952,000	3,843,000
	$76,508,000	$49,864,000

Sales in North America increased 60% or $25,033,000 due to $32,751,000 in revenue from a one-time large network upgrade project with a Fortune 500 company. Sales to this customer also resulted in the increase in media converter revenue. As described above under the Transition Networks’ results for the three months ended September 30, 2011, this upgrade began in the second quarter and has been substantially completed as of September 30, 2011. Other vertical markets, especially the Federal Government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $1,611,000, or 20% primarily due to improved economic activity in EMEA region as well as additional revenue from the acquisition of Patapsco in the third quarter of 2011.

Gross margin on the first nine months of Transition Networks’ sales increased to $36,243,000 in 2011 from $27,178,000 in 2010. Gross margin as a percentage of sales decreased to 46% in 2011, compared to 55% in the 2010 period, due to volume discounts on an upgrade project with the Fortune 500 company described above. Selling, general and administrative expenses increased 9% to $17,246,000 in 2011 compared to $15,772,000 in 2010 due to the increase in headcount and an increase in marketing as well as research and development expenses. Operating income increased to $18,996,000 in 2011 compared to $11,406,000 in 2010.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 24% in the first nine months of 2011 to $11,654,000 compared to $9,384,000 in 2010.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2011	2010
Broward County FL schools	$11,262,000	$9,167,000
All other	392,000	217,000
	$11,654,000	$9,384,000

Revenues earned in Broward County FL increased $2,095,000 or 23% in 2011. The increase was the result of Broward County receiving contract funding approval six months later than the usual announcement timeframe in the prior year, which resulted in lower revenue in the first half of 2010 – specifically the first quarter. As noted earlier, the Company had completed these contracts as of September 30, 2011.

JDL gross margin increased 19% to $4,974,000 in the first nine months of 2011 compared to $4,185,000 in the same period in 2010. Gross margin as a percentage of sales decreased to 43% in 2011 from 45% in 2010 as a result of lower gross margin during the third quarter related to decreases in purchase discounts. Selling, general and administrative expenses increased 44% in 2011 to $1,523,000 compared to $1,055,000 in 2010 due to headcount increases, specifically within the sales department, as JDL continues to expand its market focus. JDL reported operating income of $3,451,000 in the first nine months of 2011 compared to $3,130,000 in the same period of 2010.

Austin Taylor

Austin Taylor’s revenues increased 11% to $2,771,000 for the first nine months of 2011, compared to $2,494,000 in 2010. This increase is due to continued sales penetration into the UK and Ireland distribution network and OEM market. Gross margin increased 19% to $282,000 in 2011 from $237,000 in 2010. Gross margin as a percentage of sales was 10% in 2011 compared to 9% in 2010. This increase was due to adjustments in both the OEM and distribution pricing. Austin Taylor reported an operating loss in 2011 of $763,000 compared to $617,000 in 2010.

Other

Income before income taxes increased to $18,000,000 in 2011 compared to $12,635,000 in 2010. The Company’s effective income tax rate was 42% in 2011 as compared to 39% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, goodwill impairment, and acquisition costs not deductible for income tax purposes.

Liquidity and Capital Resources

At September 30, 2011, the Company had approximately $43,323,000 of cash equivalents and investments compared to $43,075,000 of cash equivalents and investments at December 31, 2010. The Company had current assets of approximately $91,422,000 and current liabilities of $14,199,000 at September 30, 2011 compared to current assets of $86,204,000 and current liabilities of $12,669,000 at December 31, 2010.

Net cash provided by operating activities was $8,252,000 in the first nine months of 2011 compared to $4,977,000 in the same period in 2010. Significant working capital changes from December 31, 2010 to September 30, 2011 included an increase in accounts receivable of $3,665,000 due to an overall increase in sales in the third quarter of 2011 as compared to the fourth quarter of 2010 and a $1,358,000 decrease in accounts payable.

Net cash used in investing activities was $1,018,000 in the first nine months in 2011 compared to cash used of $8,097,000 in the same period in 2010. The Company acquired Patapsco Designs Limited during the third quarter of 2011 and paid $3,271,000 in initial consideration, with an estimated $1,760,000 to be paid out in deferred and contingent consideration.

Net cash used in financing activities was $3,892,000 and $3,776,000 in the first nine months of 2011 and 2010, respectively. Cash dividends paid in the first nine months of 2011 were $3,796,000 ($0.45 per common share) compared to $3,599,000 ($0.43 per common share) in the same period in 2010. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $178,000 in the first nine months of 2011 and $100,000 in the same period in 2010. In the first nine months of 2011, the Company did not purchase any of its outstanding common shares. At September 30, 2011, 481,938 additional shares could be repurchased under outstanding Board authorizations.

The Company has a $10,000,000 line of credit from U.S. Bank. Interest on borrowings on the credit line is at the LIBOR rate plus 1.5% (1.9% at September 30, 2011). There were no borrowings on the line of credit during the first nine months of 2011 or 2010. The prior credit agreement expired October 31. As noted within the notes to the financial statements, the Company entered into a new $10,000,000 line of credit agreement effective October 28, 2011, expiring on October 31, 2013.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $297,000 during the first nine months of 2011. The outstanding balance on the mortgage was $2,105,000 at September 30, 2011.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2010 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2011 our bank line of credit carried a variable interest rate based on the LIBOR plus 1.5%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

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

From time to time, the Company receives large customer orders that result in variability in sales from operations and net income. During the nine months ended September 30, 2011, the Company had sales of $118.4 million and net income of $10.4 million compared with sales of $89.9 million and net income of $7.7 million in the comparable 2010 period. The increase in 2011 sales resulted primarily from $32.8 million in revenue from the Company’s Transition Networks business unit from a one-time large network upgrade project with a Fortune 500 company during the second and third quarter of 2011. This upgrade was substantially completed by September 30, 2011. The increase in revenue from this customer was partially offset by a decrease in sales to some of Transition Networks’ traditional other customers. These declines were attributable, in part, to the continuing weakness in the U.S. housing market and to a slowdown in U.S. government purchasing resulting from the delays and uncertainty surrounding the U.S. government budgeting process.

Our future success will depend in part on our ability to successfully and profitably integrate our acquisitions with our existing operations.

On July 27, 2011, the Company acquired Patapsco Design Limited of the UK for approximately $5.0 million. Patapsco will operate as part of our Transition Networks business unit. Our future profitability will depend on our ability to successfully and profitably integrate Patapsco and any future acquisitions and their products, services, technologies and personnel into our existing product lines and businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

New Credit Agreement

Effective October 28, 2011, Communications Systems, Inc., together with its subsidiaries JDL Technologies, Incorporated and Transition Networks, Inc. (collectively the “Company”) entered into a new Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”), as its primary credit facility. Under the terms of the Credit Agreement, the Company may access up to an aggregate principal amount of $10.0 million through November 1, 2013. The credit facility also allows the issuance of standby letters of credit not to exceed $10.0 million. The Company’s obligation to repay advances under the credit facility is evidenced by a Revolving Line of Credit Note also dated October 28, 2011.

The Credit Agreement requires the Company to maintain the following financial covenants, using GAAP (except to the extent expressly modified in the Credit Agreement), with compliance determined as of each fiscal quarter end, determined on a rolling four-quarter basis, commencing with financial statements for the quarter ending December 31, 2011:

(a) a minimum Current Ratio not less than 1.75 to 1.0;

(b) a minimum Net Profit of $3.0 million;
(c) a minimum Tangible Net Worth of not less than $60.0 million; and
(d) no two consecutive quarterly losses.

The foregoing summary of the Credit Agreement and the Revolving Line of Credit Note are qualified in their entirety by reference to the full text of the agreements attached hereto as Exhibits 10.1 and 10.2 to this Form 10-Q and incorporated herein by reference.

Amendment of Stock Plans

At the Company’s 2011 Annual Meeting of Shareholders, the Company’s shareholders approved the Communications Systems, Inc. 2011 Executive Incentive Compensation Plan (the “2011 Plan”). In connection with the approval of the 2011 Plan, the Company advised its shareholders that it would amend the CSI 1992 Stock Plan and the CSI 1990 Stock Plan for Nonemployee Directors to provide that the Company would not grant any future awards under either of these two plans. At its August 11, 2011 meeting, the Company’s Board of Directors amended these two plans to provide no new awards would be issued under them. All existing awards continue to be exercisable in accordance with their terms and the terms of their respective plans. Copies of the two plans, as amended as of August 11, 2011 are attached as Exhibits 10.3 and 10.4 to this Form 10-Q.

Item 6 Exhibits.

The following exhibits are included herein:

10.1	Credit Agreement dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Incorporated, Transition Networks, Inc. and Wells Fargo Bank, National Association.
10.2	Revolving Line of Credit Note, dated as October 28, 2011, from Communications Systems, Inc., JDL Technologies, Incorporated, Transition Networks, Inc. to Wells Fargo Bank, National Association.
10.3	Communications Systems, Inc. 1992 Stock Plan, as amended August 11, 2011.
10.4	Communications Systems, Inc. 1990 Stock Option Plan for Nonemployee Directors, as amended August 11, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated November 9, 2011 announcing 2011 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ William G. Schultz
William G. Schultz
Date: November 10, 2011		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date: November 10, 2011		Chief Financial Officer