Form 10-K
period 2011-12-31
COMMUNICATIONS SYSTEMS INC
filed 2012-03-15
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $119,701,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2011.

As of March 1, 2012 there were outstanding 8,470,015 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2012 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.), Costa Rica, the United Kingdom (U.K.) and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media and rate conversion products for telecommunications networks. Through its JDL Technologies business unit, CSI also provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into four segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; Austin Taylor, which manufactures British standard line jacks, patch panels, metal boxes, distribution and central office frames; and JDL Technologies, (JDL), which provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding the various segments including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of the Notes to Consolidated Financial Statements under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, XDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand name in the United States and internationally. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office Home Office) Access ™ brand name. Approximately 55% of Suttle’s products are manufactured at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 45% are purchased from offshore contract manufacturers. Segment sales were $36,637,000 (25% of consolidated revenues) in 2011 and $36,562,000 (30% of consolidated revenues) in 2010.

Products

Suttle offers a broad range of critical components for premise and outside plant networking. The company’s customer-oriented approach provides right-sized solutions that leverage existing infrastructure and protect investments as markets and technologies grow and change. With over 100 years of knowledge and experience, Suttle is a reliable partner, delivering innovative, flexible, easy-to-use solutions, lower cost of ownership, and solid customer support.

Connectivity:

In the face of changing technology, the right equipment can accommodate upgrades in technology, reducing future as well as current costs. Suttle’s passive premise equipment for single family units (SFU) and multi-dwelling units (MDU) dwellings presents a variety of opportunities. In Brownfield applications, Suttle offers innovative new fiber and copper connectivity products that interact easily with existing equipment, reducing the cost of installation. In Greenfield applications, Suttle offers tool-less copper connectivity products that simplify installation and reduce labor costs. These technologies can even allow for customer installation, eliminating the need for a truck roll entirely.

As a leading producer of passive components, Suttle works to understand real-world applications and market needs. Suttle stresses the importance of labor costs and the consequences of premature failure or obsolescence. The company works with major service providers, adapting its connectivity portfolio to changing markets, technologies, and infrastructure.

Suttle is continuing to expand its U.S. manufacturing to maximize flexibility and minimize lead times. It is committed to maintaining both internal and external quality standards as well as industry product specifications. Suttle was one of the first companies to pass the new Telcordia GR-3167 standard for VDSL2 along with the TR-127 for ring trip mitigation allowing our splitters to leverage existing infrastructure for next generation IPTV services. Our focus on quality, product performance and customer support allows us to continue to develop new innovative product solutions.

Home Distribution:

Wiring a home for service can be both costly and time-consuming. Suttle provides complete, cost-effective connectivity solutions that utilize a home’s existing wiring. These home distribution products reduce installation time and labor costs. In addition to reducing a service provider’s up-front costs, the high throughput of Suttle’s solutions helps eliminate potential bottlenecks to “future-proof” the installation.

Suttle is augmenting over 100 years of home connectivity experience, adding expertise in advanced active home distribution to provide the systems and components that service providers need to compete in today’s quickly growing market. These technologies allow service providers to maximize existing infrastructure without sacrificing quality while reducing total cost of infrastructure ownership.

Outside Plant Configurations:

Outside plant can be the most challenging aspect of telephone or cable infrastructure. It must deal with environmental challenges yet be easily accessible. The overall product design can extend the life of the existing network, enhance data speeds, and prevent loss. It can affect all aspects of service implementation, ease of maintenance, and overall cost of labor.

Suttle understands these challenges and knows the importance of total cost of ownership, reliability, and quality of service. Its systems are designed for flexibility in real world applications for both copper and fiber networks.

Markets and Marketing

Suttle markets its connectivity, outside plant configuration, and home distribution products to telecommunications companies globally. Suttle has a long history of selling to some of the largest global providers and it does so by understanding the customer’s needs and providing innovative solutions coupled with strong customer support. Additionally, Suttle markets its products to service providers, residential builders, and low voltage installers through distributors and the Company’s sales staff.

Suttle reaches its targeted customers through a variety of marketing mediums including trade shows, associations, advertising, social media and the Suttle website, www.suttleonline.com.

Customers

Suttle’s customers include the major communication companies globally, including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT, and CenturyLink (formerly Qwest). Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. As a group, sales (including DSL) to the major telephone companies, both directly and through distribution, represented 74% of Suttle’s sales in 2011 and 70% in 2010.

Other customers include smaller telephone companies, electrical/low voltage contractors, home builders, and a nationwide network of distributors. These customers are served primarily through distributors but are also served directly by Suttle’s sales staff. Sales to cable customers and original equipment manufacturers (OEMs) are made through the nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 12% of Suttle’s sales in 2011 and 14% in 2010. Sales to international customers and other customers represented 14% of Suttle’s sales in 2011 and 16% in 2010.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. In addition, distributors of Suttle’s products also market products for one or more of these competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2012 were approximately $3,250,000 compared to approximately $3,724,000 at March 1, 2011. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

Manufacturing and Sources of Supply

Suttle’s products are manufactured using plastic or metal parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products use a moisture-resistant gel-filled fig available only from TE Connectivity. Suttle has not generally experienced significant problems in obtaining its required supplies, although from time to time it experiences spot shortages and additional order lead times are required from its offshore suppliers.

Research and Development: Patents

Suttle continually monitors industry requirements and creates new products to improve its existing product line. Although Suttle has historically not relied significantly on patents to protect its competitive position, as a result of duplication of its designs by foreign apparatus manufacturers, Suttle has begun to apply for design patents on a number of its new products.

The Company’s “Suttle” brand name is important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace.

(ii) Transition Networks

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains operations in China and the U.K. Transition designs, assembles and markets network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches, Small Form factor Pluggable modules (SFP), and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its product through distributors, resellers, integrators, and OEMs. These NIDs, media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $91,450,000 (64% of consolidated sales) in 2011 compared to $67,782,000 (56% of consolidated sales) in 2010. International sales accounted for 15% of Transition’s sales, or $14,002,000 in 2011, compared to $11,358,000, or 17% of Transition’s sales in 2010.

Products

Transition Networks designs, assembles and sells media converter devices, NIDs, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products enable customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, RS232, RS485, OC3, OC12, and more. The Company uses proprietary Application Specific Integrated Circuits (ASIC) for development of some products, as well as ASICs from integrated circuit manufacturers such as Marvell® and Broadcomm® for the development of new products. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with free operating software. Transition Networks focuses its product development on hardware, with software developed to support hardware sales. The Company has been developing and marketing Ethernet-based networking products for approximately 23 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, and security markets and, in addition, targets the specific vertical markets of government and education.

Manufacturing and Sources of Supply

Transition Networks outsources most of its manufacturing. In 2011, approximately 67% of its products were manufactured offshore, principally in Asia. Offshore sources of supply are subject to certain risks, including political risk. The balance of its products are manufactured in the United States. The Company has alternate sources of supply for its products and to date has not had problems obtaining necessary product.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets, including enterprise networks, service providers’ networks, security and industrial environments such as in manufacturing processes. Transition Networks has a broad customer base and its products are used in a variety of applications.

The media conversion product line addresses and is used in a variety of applications. The ION and Point System™ chassis-based modular systems are used primarily in telecommunications closets for high-density applications and when multiple protocols need to be supported. Stand-alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in both the central closet and at the end user station.

Marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, web site, social media and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

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

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $1,937,000 in 2011 compared to $1,966,000 in 2010.

Transition Networks’ research and development operations are conducted in the United States and China. Transition opened an office in China (Transition Networks China) in the third quarter of 2007. The China operation focuses primarily on engineering, including hardware and software development as well as testing. Additional China operations include marketing, purchasing, and sales support.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Fast Ethernet and Gigabit Ethernet families as well as the Network Interface Devices (NIDs). Low cost competitors from China and Taiwan are strongest in Asian, Europe, Middle East, and African (EMEA) and South American markets, but have had limited success in the North American market for the media converter products. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $4,418,000 at March 1, 2012 and $6,193,000 at March 1, 2011. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc. (“JDL”), located in Fort Lauderdale, Florida, provides information technology (IT) solutions focused on network design and integration IT service management, network security, desktop virtualization, and managed network operation center services. JDL’s 2011 sales were $12,401,000 (9% of consolidated sales) compared to 2010 sales of $12,712,000 (11% of consolidated sales). Project revenue totaled $11,310,000 in 2011 or 91% of JDL sales compared to $11,612,000 in 2010 or 91% of JDL sales. Managed services revenues were $1,091,000 and $1,100,000 in 2011 and 2010, respectively.

Products, Services and Solutions

With over 15 years of success in Florida, JDL’s portfolio of technology solutions includes virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. With a team of highly skilled engineers, JDL develops “best of class” IT solutions that address the true pain points of its clients. JDL works with the newest and most advanced IT to implement effective business solutions specifically catered to each business’ needs.

JDL’s expertise is in developing, deploying and maintaining solutions that enable and enhance IT landscapes specific to these core competencies:

Virtualization:
By leveraging industry knowledge and strategic partnerships such as Citrix, VMware and Microsoft, JDL’s team of virtualization engineers assess, design, deploy, and manage a customized virtualization plan for clients ensuring access to any workload, anytime, anywhere, and on any device. An ideal virtualization environment designed by JDL can be comprised of just one, all, or a combination of server, desktop and application virtualization. As a result of JDL’s tailored solutions, businesses benefit from reduced costs with increased performance, heightened workplace flexibility and agility, magnified adaptation to business change, and an upgraded level of security and disaster recovery protection.

Managed Services:
JDL’s suite of managed services includes patch and asset management, automation, availability assurance, IT help desk, event alerting, remote and on-site support, endpoint security and desktop migration. JDL’s implementation of managed services complements our clients’ current IT resources and personnel in businesses of all sizes and across all industries. Having JDL’s engineers take on the daily management and availability assurance of a business’ infrastructure frees the current IT team to focus on the projects that are critical to the core business.

Network Services:
Having designed, deployed, and managed one of the largest wireless infrastructures in the country, JDL’s team can advise businesses on the design and implementation of corporate networks from wired to wireless and beyond. Through partnerships with HP, Cisco Systems, Ruckus, Meru and others, JDL aligns with business needs to optimize its IT landscape.

Converged Infrastructure:
In recognizing that businesses grow and gain competitive advantage through the rapid adoption of IT innovation and responsiveness, JDL has built a converged infrastructure practice. By aligning with each business’ needs and helping overcoming IT obstacles, JDL’s clients experience accelerated ROI and sustainability, reduced costs by combining infrastructure and enhanced security and disaster recovery.

Markets and Competition

Over the past 15 years, JDL Technologies has provided scalable and effective IT planning, implementation, and support services in K-12 education. Although having educational clients nationwide, its strongest base has been in Central and South Florida, a market that includes a number of other small and large IT value added resellers (VAR) and managed service providers (MSP). In order to differentiate itself from competitors, in 2010, JDL made a strategic decision to market position itself as a high-quality provider of design, implementation and management of information technology solutions enabling its clients to become more competitive in their business operations. This strategy has succeeded by using a vendor diagnostic approach while providing cost reduction, increased revenue generation, ease of use, greater availability and secure IT resources. With its repositioning, JDL also expanded its market focus from K-12 Education to include K-20 Education, Healthcare, Enterprise and Government markets.

Moving forward, JDL plans to continue working with clients to develop unique IT solutions that address specific business and IT requirements. As technology is constantly evolving with new solutions and methodologies, JDL’s mission is to keep its growing portfolio of clients and their IT environments current with these changes. It is through JDL’s relationship as a trusted advisor that its clients remain up to date with these technology changes and in turn rely on JDL to help determine if and when to adopt new technologies based on business goals. JDL Technologies believes in enabling business through technology.

Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $750,000 at March 1, 2012 and $6,243,000 at March 1, 2011. The outstanding orders and contracts at March 1, 2011, reflected JDL’s significant on-going contract with a South Florida school district that was completed in November 2011. Although JDL is pursuing a number of opportunities at the current time, it does not have current orders and contracts that are comparable to those in place in 2011. The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

(iv) Austin Taylor

Austin Taylor Communications, Ltd. is located in Bethesda, North Wales, U.K. Austin Taylor is a provider of telephony and data networking products to telecommunications companies, distributors and installers throughout the U.K., Europe and the Middle East. Austin Taylor sales were $3,288,000 (2% of consolidated revenues) in 2011 and $3,016,000 (3% of consolidated revenues) in 2010.

At its plant in Bethesda, the Company designs and manufactures external metal cabinets and internal metal boxes to industry standards and to customer specifications and procures other products from offshore sources. All manufacturing and supply line products are supported to ISO: 9001:2000 approved standards to guarantee customer quality, consistency and reliability. Approximately 59% and 62% of Austin Taylor sales were to U.K. customers in 2011 and 2010.

Outstanding customer orders for Austin Taylor products were approximately $158,000 at March 1, 2012 compared to $260,000 at March 1, 2011. Because Austin Taylor fills new orders on a relatively short timetable, the Company does not believe its order book is a significant indicator of longer term future results.

(2) Employment Levels

As of March 1, 2012 the Company employed 410 people. Of this number, 189 were employed by Suttle (including 79 in Hector, Minnesota and 110 in Costa Rica), 166 by Transition Networks, Inc. (137 in Minnetonka, MN, 20 in China, and 9 in the U.K.), 25 by JDL Technologies, Inc., 7 by Austin Taylor Communications, Ltd and 23 corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2012 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

William G. Schultz	43	President and Chief Executive Officer [2011][2]

David T. McGraw	60	Vice President, Treasurer and Chief Financial Officer [2008][3]

Bruce Blackwood	49	Vice President and General Manager, Suttle [2007][4]

Seweryn Sadura	41	Vice President and General Manager, Transition Networks [2011][5]

Michael J. Skucius	58	Vice President, Information Technology [2010][6]

Karen Nesburg Bleick	47	Vice President, Human Resources [2009][7]

Scott Fluegge	42	Vice President and General Manager, JDL Technologies, Inc [2011][8]

Kristin A. Hlavka	30	Corporate Controller [2011][9]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

2

Mr. Schultz was appointed Chief Executive Officer of the Company in May 2011. From May 2010 to May 2011 he served as the Company’s Executive Vice President of Operations. From October 2007 to April 2010 he served as the Vice President and General Manager of Transition Networks, Inc. From May 2000 to September 2007, he served as Transition Networks Vice President of Marketing. Prior to May 2000, he was Distribution Business Manager for AMP Division of Tyco International, Ltd.

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

5

Mr. Sadura was appointed Vice President and General Manager of Transition Networks in February 2011. From June 2007 to January 2011 he served as the Director of China Operations for Transition Networks. Prior to June 2007, he was a Product Manager at Transition Networks.

6

Mr. Skucius was appointed Vice President of Information Technology in January 2010. From July 2007 to December 2009 he served as Vice President and General Manager of JDL. From 1980 to 2007 he was the Company’s Director of Management Information Services.

7	Ms. Nesburg Bleick was appointed Vice President, Human Resources in January 2009. From October 2002 to December 2008, she served as Director of Human Resources.

8

Mr. Fluegge was appointed Vice President and General Manager of JDL Technologies in December 2011. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

9

Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche, LLP.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 11 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

ITEM 1A.	RISK FACTORS

Forward Looking Statements

          Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of and in reliance on the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from these forward-looking statements include, but are not limited to, the risk factors discussed below.

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

          We believe future consolidation may occur among our customers in order for them to increase market share and achieve greater economies of scale. Consolidation has affected our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of our products during the integration period.

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

Our profitability could be affected negatively if one or more of our key customers substantially reduces orders for our products or transitions their purchases towards lower gross margin products.

          Our customer base is somewhat concentrated, with our top ten customers accounting for 76%, 70% and 72% of net sales for fiscal 2011, 2010 and 2009, respectively. One of our largest customers, Verizon, accounted for 6%, 6% and 9% of our net sales for the fiscal years 2011, 2010 and 2009. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2011, 2010 and 2009, this combined company accounted for approximately 9%, 9% and 12% of our sales, respectively. If we lose a significant customer for any reason, our sales and gross profit will be negatively affected.

Our record 2011 sales and profitability resulted in part from sales to one customer. We do not have any long-term commitment from this customer and do not expect 2012 sales from that customer to exceed 5% of our overall revenues.

          Our 2011 sales included $32.8 million, or 22.8% of our overall revenue, from a one-time large network upgrade project with a Fortune 500 company that we completed in 2011. Although we expect to continue to sell to this customer in the future, we do not expect ongoing orders in 2012 or future years to exceed five percent of our revenues. If we unable to replace this business, it may have an adverse effect on our overall 2012 revenue and profitability.

Our JDL Technologies, Inc. segment has recently been dependent on a single customer. Although JDL’s business plan is focused on providing a range of products and services to a broad range of customers in the education, healthcare, enterprise and government markets, we cannot ensure that JDL will be successful in its efforts.

          Substantially all the sales of the Company’s IT services business unit JDL Technologies, Inc. in 2011 and 2010 were to a single South Florida school district and accounted for 8.1% and 10.3% respectively of overall Company revenues. Although JDL began in 2011 to market a broad range of products and services to a number of potential customers, we cannot ensure that JDL will be able to achieve significant revenue in 2012 from either this customer or from new customers. If JDL is unable to achieve significant revenues, it may have an adverse effect on our overall 2012 revenue and profitability.

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

          Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

•	the volume of customer orders and our ability to fulfill those orders in a timely manner;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts;

•	the timing of revenue recognition;

•	the timing of new product and service introductions;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

          Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.

We depend on manufacturing relationships and on limited-source suppliers and any disruptions in these relationships may cause damage to our customer relationships.

          We procure all parts and certain services involved in the production of our products from, and subcontract much of our product manufacturing, to outside firms that specialize in these services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. We cannot ensure that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including defects in the quality of components or products supplied by others.

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

          Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•	authorization for our board of directors to issue preferred stock without shareholder approval;

•	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 16.5% or more of our outstanding shares of common stock;

•	limitations on business combinations with interested shareholders;

•	classification of Board of Directors that serve staggered, three year terms; and

•	a super majority vote by shareholders is required to approve certain corporate actions, including merger transactions.

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

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-

In Minnetonka, Minnesota the Company owns a 105,000 square foot building where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for some administrative operations, and Suttle uses this facility for its sales, marketing and product development.

-

Suttle’s manufacturing is conducted at two locations. At Hector, Minnesota, the Company owns three plants totaling 88,000 square feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

-	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

-

Transition Networks leases 10,000 square feet of office space for engineering, procurement and marketing activities in Shanghai, China. The Company also leases 7,000 square feet of office space in the U.K. for its Patapsco operations.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to claims and lawsuits that have been filed in the ordinary course of business. From time to time, the Company brings suit against others to enforce contract rights or property rights, or to collect debts in the ordinary course of business. Management believes that the resolution or settlement of currently pending litigation will not have a material adverse effect on the results of operations or liquidity of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)	MARKET INFORMATION

The Company’s common stock trades on the NASDAQ under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2011 and 2010.

	2011		2010

	High	Low	High	Low

First	$16.49	$13.33	$13.60	$11.27
Second	20.82	15.01	13.31	10.15
Third	20.93	12.60	11.57	10.00
Fourth	17.19	12.50	14.82	11.02

(b)	HOLDERS

At March 1, 2012 there were approximately 579 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2012	$.15
October 1, 2011	.15
July 1, 2011	.15
April 1, 2011	.15
January 1, 2011	.15
October 1, 2010	.15
July 1, 2010	.15
April 1, 2010	.14
January 1, 2010	.14

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2011:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	162,243	$14.60	—
1992 Stock Plan-Nonemployee Director Plan	147,000	$9.63	—
1990 Employee Stock Purchase Plan	3,241	$12.65	66,413
2011 Executive Incentive Compensation Plan	15,582	$17.97	984,418

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	FIVE YEAR PERFORMANCE GRAPH

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2006 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2006	2007	2008	2009	2010	2011

Communications Systems, Inc.	$100.000	$120.127	$83.889	$141.012	$167.035	$173.852
NASDAQ US	100.000	108.469	66.352	95.375	113.194	113.805
NASDAQ TELCOM	100.000	88.948	51.107	76.636	98.951	104.634

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The Company did not repurchase any shares of common stock during the three months ending December 31, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2011	none	—	—	481,938
November 2011	none	—	—	481,938
December 2011	none	—	—	481,938
Total	none	—	—	481,938

(1)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands except per share amounts)

	Year Ended December 31

	2011	2010	2009	2008	2007

Selected Income Statement Data
Sales from Continuing Operations	$143,775	$120,072	$109,792	$122,700	$121,243

Costs and Expenses:
Cost of Sales	84,880	68,872	67,944	76,008	78,357
Selling, General and Administrative Expenses	40,108	35,586	31,433	33,109	32,623
Impairment Loss	1,272		196	2,999

Total Costs and Expenses	126,260	104,458	99,573	112,116	110,980
Operating Income	17,515	15,614	10,219	10,584	10,263
Other Income (Expense), Net	105	20	581	597	1,760
Income Before Income Taxes	17,620	15,634	10,800	11,181	12,023
Income Tax Expense	7,822	5,919	4,756	4,570	4,512

Net Income	$9,798	$9,715	$6,044	$6,611	$7,511

Basic Net Income Per Share	$1.16	$1.16	$.72	$.77	$.86

Diluted Net Income Per Share	$1.15	$1.15	$.72	$.77	$.85

Cash Dividends Declared Per Share	$.60	$.59	$.52	$.48	$.42

Average Dilutive Shares Outstanding	8,496	8,415	8,352	8,563	8,831

Selected Balance Sheet Data
Total Assets	$116,659	$109,070	$102,914	$98,738	$100,760
Property, Plant and Equipment, Net	14,019	13,214	13,322	12,015	13,945
Long-term Liabilities	3,741	5,004	4,220	4,919	4,045
Stockholders’ Equity	97,531	91,397	85,939	83,728	84,931

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. is a global company with sales in over 90 countries and facilities supporting design, manufacturing and distribution in the United States, Costa Rica, China and the United Kingdom. CSI provides physical connectivity infrastructure and services for global deployments of broadband networks. Focusing on innovative, cost-effective solutions, CSI provides customers the ability to deliver, manage, and optimize their broadband network services and architecture. From the integration of fiber optics in any application and environment to efficient home voice and data deployments to optimization of data and application access, CSI provides the tools for maximum utilization of the network from the edge to the user. Along with our broad range of technology offered, CSI has built a reputation as a reliable global innovator focusing on quality and customer service.

The voice, video and data markets in which we sell products provide services that are vital to the modern world. Therefore, we expect the size of these markets will, generally, continue to expand, although the pace of growth will be affected by economic conditions in the United States and around the world. This growth, along with inevitable technological change, will generate challenges and opportunities for the type of products we sell.

From our customers’ perspective, our goal is to become a market leader delivering high quality, competitively priced products and services. From our shareholders’ perspective, our goal is to steadily and consistently increase our revenues and profits. Achieving these goals will require success in the following areas:

•	We must apply our financial resources to support increased sales, maintain brand loyalty, improve product quality and develop new products.

•	At the same time, we must maintain price levels and control expenses to provide adequate margins and superior bottom line results.

•	Finally, to accelerate our growth we must continue to expand our sales outside of the US and prudently acquire complementary businesses and product lines.

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

We are currently pursuing these objectives through the following four business units:

JDL Technologies

JDL Technologies is an IT services company that provides outsourced technical services to the education, healthcare, government and enterprise market segments. JDL’s portfolio of technology solutions includes virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. JDL’s largest customer has been the School Board of Broward County, Florida (SBBC). JDL runs SBBC’s Network Operation Center that monitors all network elements (servers, switches, routers) and over 60,000 computers in 265 buildings for the nation’s 6th largest school district.

Suttle

Founded in 1910, Suttle is one of the world’s largest suppliers of high-volume copper and fiber connectivity products used by North America’s largest telcos. Suttle also designs, manufactures and markets a full line of structured wiring components for “small office, home office” (SOHO) for voice, video and high-speed data communications convergent solutions. Suttle’s products are used throughout the telco, “multi-service cable operators” (MSOs), and installer/contractor markets.

Transition Networks

Transition Networks offers a full suite of networking connectivity solutions including media converters, network interface cards, switches, and coarse-wave division multiplexing (CWDM). Utilizing engineering resources in the U.S. and its Product Design and Development Facility in Shanghai, China, Transition Networks designs and markets products for a broad spectrum of protocols including Ethernet, Fast Ethernet, Gigabit Ethernet, T1/E1, DS3, and serial. Transition Networks distributes these hardware-based connectivity solutions through a network of resellers in 90 countries and is the preferred choice among industry IT professionals for high-end media conversion devices, Network Interface Devices, and Ethernet switches. In 2011, the Company acquired Patapsco Design Limited as part of Transition Networks’ expansion outside the North American market.

Austin Taylor

Located in Bethesda, Wales, United Kingdom, Austin Taylor manufactures cabling installation and connection products for copper and fiber optic media. Austin Taylor serves the government and commercial markets throughout Europe and the Middle East with British standard products. Austin Taylor’s broad catalog of products ranges from telephony linejacks to structured cabling and from plastic connection boxes to metal cabinets. At the end of 2011, we discontinued the metal cabinet manufacturing portion of the business due to limited profitability opportunities for that business.

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make these forward looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of such risk factors, please see Item 1A above.

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

Results of Operations

2011 Compared to 2010

Sales were $143,775,000 in 2011, a 20% increase from sales of $120,072,000 in 2010. Operating income increased 12% to $17,515,000 in 2011 as compared to $15,614,000 in 2010. Income before income taxes increased 13% to $17,620,000 from $15,635,000 in 2010. Net income increased 1% to $9,798,000 in 2011 compared to $9,715,000 in 2010.

Suttle

Suttle sales increased slightly to $36,637,000 in 2011 compared to $36,562,000 in 2010. Sales by product groups in 2011 and 2010 were:

	Suttle Sales by Product Group

	2011	2010

Modular connecting products	$12,662,000	$14,318,000
DSL products	10,146,000	11,884,000
Structured cabling products	12,302,000	9,956,000
Other products	1,527,000	404,000

	$36,637,000	$36,562,000

Suttle’s sales by customer groups in 2011 and 2010 were:

	Suttle Sales by Customer Group

	2011	2010

Telephone companies	$27,124,000	$25,581,000
Distributors	4,461,000	5,227,000
International	4,587,000	5,620,000
Other	465,000	134,000

	$36,637,000	$36,562,000

The increase in sales is due primarily to increased sales to Suttle’s domestic telecommunication customers. Sales to the telephone companies increased 6% to $27,124,000 in 2011 compared to $25,581,000 in 2010 due to fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 74% of Suttle’s sales in 2011 compared to 70% of sales in 2010. Sales to distributors, OEMs, and electrical contractors decreased 15% and accounted for 12% of sales in 2011 compared to 14% in 2010. The decline in this segment is a direct result of reduced opportunities in the domestic market for new SFU and MDU construction. International sales accounted for 13% of Suttle’s 2011 sales but declined 18% compared to 2010. The decrease in sales in this segment is due primarily to volatility in fulfillment of DSL business, and decreased sales of voice products due to land-line loss.

Suttle’s gross margin decreased 4% to $9,271,000 in 2011 compared to $9,681,000 in 2010. The gross margin percentage was 25% in 2011 compared to 26% in 2010. This decrease is a result of shifting product mix, as sales from modular connecting blocks decreased. Suttle realizes its highest selling margins on modular connecting products.

Selling, general and administrative expenses increased 4% to $6,898,000 in 2011 compared to $6,638,000 in 2010 due to increases in spending on technology development.

Suttle’s operating income declined 64% to $1,102,000 in 2011 from $3,043,000 in 2010 due in part to the margin erosion mentioned above and a goodwill impairment charge of $1,272,000 in the second quarter of 2011.

Transition Networks

Transition Networks is a provider of active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its business from one-time network upgrade projects. The core markets for these products are enterprise, service providers, and industrial users. Roughly 85% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales increased 35% to $91,450,000 in 2011 compared to $67,782,000 in 2010. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2011 and 2010 were:

	Transition Networks Sales by Region

	2011	2010

North America	$77,448,000	$56,424,000
EMEA	7,178,000	4,708,000
Rest of world	6,824,000	6,650,000

	$91,450,000	$67,782,000

The following table summarizes Transition Networks’ 2011 and 2010 sales by product group:

	Transition Networks Sales by Product Group

	2011	2010

Media converters	$72,781,000	$50,360,000
Ethernet switches	4,523,000	4,275,000
Ethernet adapters	6,422,000	7,494,000
Other products	7,724,000	5,653,000

	$91,450,000	$67,782,000

Sales in North America increased 37% or $21,024,000 compared to 2010 due to $32,836,000 in revenue from a one-time large network upgrade project with a Fortune 500 company. Sales to this customer also resulted in the increase in media converter revenue. The increase in revenue from this customer was partially offset by a decrease in sales to some of Transition Networks’ traditional customers. Other vertical markets, especially the Federal Government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $2,644,000, or 23%, due to a strong rebound in the Asia Latin America and EMEA markets. The increase was due to an increase in activity in projects for Telco customers in deploying data services as well as security and surveillance installations (IP video surveillance). The increase is also partially attributed to the acquisition of Patapsco, which contributed approximately $740,000 in additional revenue, primarily related to the EMEA region.

Gross margin increased 24% to $44,625,000 in 2011 compared to $35,956,000 in 2010 due to an increase in revenues. Gross margin as a percentage of sales decreased to 49% in 2011 compared to 53% in 2010 due to volume discounts given for the large network upgrade project with the Fortune 500 company described above.

Selling, general and administrative expenses increased 11% to $23,731,000 in 2011 from $21,459,000 in 2010 due primarily to an increase in selling expense and adding staff to both the U.S. and China facilities. Operating income increased 44% to $20,894,000 in 2011 compared to $14,497,000 in 2010 due to an increase in gross margin dollars of 24% and a smaller increase of SG&A of only 11%.

Transition Networks will continue to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) decreased 2% to $12,401,000 in 2011 compared to $12,712,000 in 2010. The following table summarizes JDL’s revenues by customer group in 2011 and 2010:

	JDL Revenue by Customer Group

	2011	2010

Broward County FL schools	$11,621,000	$12,391,000
All other	780,000	321,000

	$12,401,000	$12,712,000

Revenues earned in Broward County FL decreased $770,000 or 6% in 2011. The decrease was the result of increased IT infrastructure contract funding from the federal government during 2010 that concluded in September 2011.

JDL gross margin decreased 8% to $5,139,000 in 2011 compared to $5,580,000 in 2010. Gross margin as a percentage of sales decreased to 41% in 2011 from 44% in 2010 due to purchasing discounts and rebates the Company was able to take advantage of during the prior year.

Selling, general and administrative expenses increased 35% in 2011 to $1,982,000 compared to $1,470,000 in 2010. This is primarily due to an increase in sales and marketing expenses, related to the addition of sales personnel. Operating income decreased to $3,156,000 in 2011 compared to $4,110,000 in 2010.

Austin Taylor

Austin Taylor’s revenues increased 9% to $3,288,000 in 2011, compared to $3,016,000 in 2010. This increase is due to continued sales penetration into the UK and Ireland distribution network and OEM market. Gross margin decreased to a loss of $140,000 in 2011 from a loss of $17,000 in 2010. Gross margin as a percentage of sales was -4% in 2011 compared to -1% in 2010. This decrease was due to greatly increased material and finished goods costs compounded by the margin effects of fixed term contracts. Austin Taylor reported an operating loss in 2011 of $1,460,000 compared to $1,101,000 in 2010. Management is currently implementing measures to improve Austin Taylor’s performance.

Other

Income before income taxes increased 13% to $17,620,000 in 2011 compared to $15,635,000 in 2010. The Company’s effective income tax rate was 44% in 2011 compared to 38% in 2010. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, goodwill impairment, and acquisition costs not deductible for income tax purposes as explained in Note 10 to the consolidated financial statements.

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

The decrease in sales was due primarily to the erosion in the number of land-line customers served by the major telephone customers, volatility in the large DSL contracts, and the continued severe downturn in the domestic housing market. Sales to the telephone companies decreased 15% to $25,726,000 in 2010 compared to $30,309,000 in 2009 due to decreased DSL deployment and continued contraction of the domestic housing market. Sales to these customers accounted for 70% of Suttle’s sales in 2010 compared to 71% of sales in 2009. Sales to distributors, OEMs, and electrical contractors decreased 24% and accounted for 14% of sales in 2010 compared to 16% in 2009. The decline in this segment is a direct result of reduced opportunities in the domestic market for new SFU construction and MDU construction. International sales accounted for 15% of Suttle’s 2010 sales but declined 1% compared to 2009. International telephone customers also faced land-line loss causing decreased sales of voice products. DSL product sales into this segment did increase as customers increased investments in broadband.

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

Transition Networks

Transition Networks sales increased 23% to $67,782,000 in 2010 compared to $55,098,000 in 2009. Transition Networks organizes its sales force and segments its customers geographically. Sales by customer groups in 2010 and 2009 were:

	Transition Networks Sales by Region

	2010	2009

North America	$56,424,000	$45,213,000
EMEA	4,708,000	4,818,000
Rest of world	6,650,000	5,067,000

	$67,782,000	$55,098,000

The following table summarizes Transition Networks’ 2010 and 2009 sales by product group:

	Transition Networks Sales by Product Group

	2010	2009

Media converters	$50,360,000	$39,251,000
Ethernet switches	4,275,000	3,786,000
Ethernet adapters	7,494,000	8,903,000
Other products	5,653,000	3,158,000

	$67,782,000	$55,098,000

Sales in North America increased 25% compared to 2009. The increase in sales largely came from an increase in two of Transition Networks’ focus vertical markets: Federal Government and Telco. The increase in the Federal Government sales were due in part to some Voice over IP (VoIP) projects while the increase in Telco came from wireless backhaul projects and last mile data delivery services for businesses. International sales increased $1,473,000, or 15%, due to a strong rebound in the Asia and Latin America markets. The increase was due to an increase in activity in projects for Telco customers in deploying data services. Sales in EMEA lagged due to a sluggish world economy, increased price competition, and currency fluctuations.

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

Austin Taylor

Austin Taylor’s revenues decreased 1% to $3,016,000 in 2010, compared to $3,061,000 in 2009. This decrease is primarily due to difficulties in securing connector products from Far East contract manufacturers and the general European economic slowdown. Gross margin decreased to a loss of $17,000 in 2010 from a loss of $6,000 in 2009. Gross margin as a percentage of sales was -1% in 2010 compared to 0% in 2009. This decrease was due to greatly increased material and finished goods costs compounded by the margin effects of fixed term contracts. Additionally, Austin Taylor was burdened with the financial impact of product quality issues from two of its major vendors. Austin Taylor reported an operating loss in 2010 of $1,101,000 compared to $1,214,000 in 2009. Included in the 2009 operating loss is a $196,000 impairment charge related to Austin Taylor’s machinery and equipment assets. Management is currently implementing measures to improve Austin Taylor’s performance.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had approximately $46,035,000 in cash, cash equivalents and investments. Of this amount, $830,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company also had $23,519,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2011.

The Company had current assets of approximately $89,946,000 and current liabilities of $15,388,000 at December 31, 2011 compared to current assets of $86,204,000 and current liabilities of $12,669,000 at the end of 2010.

Cash flow provided by operating activities was approximately $14,067,000 in 2011 compared to $9,726,000 provided by operations in 2010. Significant working capital changes from 2010 to 2011 included a decrease in accounts receivable of $3,274,000 related to an overall decrease in sales in the fourth quarter of 2011 as compared to 2010 as well as an increase in prepaid income taxes due to the timing of federal income tax payments during the year.

Investing activities used $3,120,000 of cash in 2011 compared to cash used of $9,298,000 in 2010. This decrease in cash used in investing activities is primarily due to the decrease in additional purchases of investments as compared to the prior year. The Company made net purchases of $7,531,000 in the prior year and had net proceeds of $2,751,000 in the current year. Additionally, the Company acquired Patapsco Designs Limited during 2011 and paid $3,138,000 in consideration, with an estimated $1,003,000 to be paid out in deferred and contingent consideration.

Net cash used by financing activities was $5,185,000 in 2011 compared to $4,889,000 in 2010. Cash dividends paid on common stock increased to $5,065,000 in 2011 ($0.60 per common share) from $4,858,000 in 2010 ($0.59 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $257,000 in 2011 and $308,000 in 2010. The Company purchased and retired no shares in 2011 and 2010. At December 31, 2011, Board of Director authority to purchase approximately 481,938 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $399,000 during 2011. The outstanding balance on the mortgage was $2,002,000 at December 31, 2011.

The Company expects that the effective income tax rate for fiscal 2012 will be approximately 40%.

The Company had no outstanding obligations under its line of credit at December 31, 2011 and 2010, and the Company’s entire credit line ($10,000,000 at March 1, 2012) is available for use. Interest on borrowings on the credit line is at the LIBOR rate plus 1.1% (1.7% at December 31, 2011). The prior credit agreement expired October 31, 2011. As noted within the notes to the financial statements, the Company entered into a new $10,000,000 line of credit agreement effective October 28, 2011, expiring on October 31, 2013. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$427,000	$947,000	$628,000	$0
Interest on long-term debt	124,000	155,000	28,000
Pensions	351,000	751,000	479,000	2,043,000
Operating leases	175,000	7,000	—	—
ERP purchasing obligations	532,000	207,000	—	—
Compensation plans	1,741,000	283,000	—	—

Total	$3,350,000	$2,350,000	$1,135,000	$2,043,000

As of December 31, 2011, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2011 our bank line of credit carried a LIBOR rate plus 1.1%. The Company’s investments are money market and certificates of deposit types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

The Company uses the U.S. dollar as its functional currency in Costa Rica and China. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small.

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

/s/ William G. Schultz	/s/ David T. McGraw

William G. Schultz	David T. McGraw
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the internal control over financial reporting of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Patapsco Designs Limited of the UK, which was acquired on July 27, 2011, and whose financial statements constitute 2.7 percent of total assets, less than one percent of total revenues, and less than one percent of net income from continuing operations of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Patapsco Designs Limited of the UK. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 15, 2012

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2011	December 31 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,515,710	$16,787,558
Investments	18,635,601	21,698,905
Trade accounts receivable, less allowance for doubtful accounts of $175,000 and $500,000, respectively	14,461,168	17,544,136
Inventories	25,986,003	24,498,935
Prepaid income taxes	3,893,003	296,586
Other current assets	999,863	908,102
Deferred income taxes	3,455,047	4,469,941

TOTAL CURRENT ASSETS	89,946,395	86,204,163
PROPERTY, PLANT AND EQUIPMENT, net	14,019,019	13,214,067
OTHER ASSETS:
Investments	4,883,510	4,588,267
Goodwill	5,990,571	4,560,217
Funded pension assets	905,552	349,575
Other assets	913,869	153,938

TOTAL OTHER ASSETS	12,693,502	9,651,997

TOTAL ASSETS	$116,658,916	$109,070,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$427,345	$399,209
Accounts payable	4,398,848	5,385,558
Accrued compensation and benefits	5,870,000	3,951,401
Accrued consideration	1,002,623	—
Other accrued liabilities	2,388,867	1,669,776
Dividends payable	1,299,963	1,263,434

TOTAL CURRENT LIABILITIES	15,387,646	12,669,378

LONG TERM LIABILITIES:
Long-term compensation plans	283,075	1,738,105
Uncertain tax positions	405,673	678,395
Deferred income taxes	1,476,969	585,317
Long-term debt - mortgage payable	1,574,993	2,002,339

TOTAL LONG-TERM LIABILITIES	3,740,710	5,004,156

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,466,774 and 8,422,890 shares issued and outstanding, respectively	423,339	421,144
Additional paid-in capital	35,533,273	34,491,370
Retained earnings	61,466,342	56,769,816
Accumulated other comprehensive income	107,606	(285,637)

TOTAL STOCKHOLDERS’ EQUITY	97,530,560	91,396,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,658,916	$109,070,227

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2011	2010	2009

Sales	$143,775,051	$120,072,310	$109,792,207

Costs and expenses:
Cost of sales	84,879,924	68,871,678	67,943,557
Selling, general and administrative expenses	40,108,221	35,586,248	31,434,097
Impairment loss	1,271,986		196,020

Total costs and expenses	126,260,131	104,457,926	99,573,674

Operating income	17,514,920	15,614,384	10,218,533

Other income and (expenses):
Investment and other income	313,544	251,002	810,039
(Loss)/gain on sale of assets	(27,081)	(9,238)	39,919
Interest and other expense	(181,393)	(221,611)	(269,151)

Other income, net	105,070	20,153	580,807

Income from operations before income taxes	17,619,990	15,634,537	10,799,340

Income tax expense	7,822,124	5,919,104	4,755,695

Net income	9,797,866	9,715,433	6,043,645

Other comprehensive income (loss):
Additional minimum pension liability adjustments	(525,000)	43,999	285,000
Unrealized (losses)/gains on available-for-sale securities	(16,691)	(19,744)	33,802
Foreign currency translation adjustment	934,934	(182,770)	(237,386)

Total other comprehensive income (loss)	393,243	(158,515)	81,416

Comprehensive income	$10,191,109	$9,556,918	$6,125,061

Basic net income per share:	$1.16	$1.16	$.72
Diluted net income per share:	$1.15	$1.15	$.72

Weighted Average Basic Shares Outstanding	8,448,612	8,384,242	8,339,566
Weighted Average Dilutive Shares Outstanding	8,495,873	8,414,566	8,352,084
Dividends declared per share	$.60	$.59	$.52

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)

	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2008	8,282,349	$414,117	$33,019,154	$50,503,410	$(208,538)	$83,728,143
Net income				6,043,645		6,043,645
Issuance of common stock under Employee Stock Purchase Plan	12,327	616	101,450			102,066
Issuance of common stock to Employee Stock Ownership Plan	56,933	2,847	441,231			444,078
Issuance of common stock under Employee Stock Option Plan	6,400	320	68,240			68,560
Tax benefit from non-qualified employee stock options			467			467
Share based compensation			31,571			31,571
Purchase of common stock	(5,126)	(256)	(20,603)	(32,258)		(53,117)
Shareholder dividends				(4,507,536)		(4,507,536)
Other comprehensive income					81,416	81,416

BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293

Net income				9,715,433		9,715,433
Issuance of common stock under Employee Stock Purchase Plan	11,107	555	124,579			125,134
Issuance of common stock to Employee Stock Ownership Plan	37,900	1,895	469,581			471,476
Issuance of common stock under Non-Employee Stock Option Plan	21,000	1,050	181,626			182,676
Tax benefit from non-qualified stock options			34,981			34,981
Share based compensation			39,093			39,093
Shareholder dividends				(4,952,878)		(4,952,878)
Other comprehensive income					(158,515)	(158,515)

BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693

Net income				9,797,866		9,797,866
Issuance of common stock under Employee Stock Purchase Plan	10,308	515	151,761			152,276
Issuance of common stock to Employee Stock Ownership Plan	22,493	1,125	314,902			316,027
Issuance of common stock under Non-Employee Stock Option Plan	9,000	450	72,450			72,900
Issuance of common stock under Executive Stock Plan	2,083	105	31,974			32,079
Tax benefit from non-qualified stock options			21,920			21,920
Share based compensation			448,896			448,896
Shareholder dividends				(5,101,340)		(5,101,340)
Other comprehensive income					393,243	393,243

BALANCE AT DECEMBER 31, 2011	8,466,774	$423,339	$35,533,273	$61,466,342	$107,606	$97,530,560

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,797,866	$9,715,433	$6,043,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,100,735	1,858,881	1,698,321
Share based compensation	448,896	39,093	31,571
Deferred taxes	1,695,595	(518,234)	641,574
Impairment loss	1,271,986	—	196,020
Loss/(gain) on sale of assets	27,081	9,238	(39,919)
Excess tax benefit from share based payments	(21,920)	(34,981)	(467)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	3,273,730	(2,521,012)	2,287,237
Inventories	(602,414)	69,693	4,908,760
Prepaid income taxes	(3,600,652)	40,688	(337,274)
Other assets	(78,349)	(52,913)	(10,116)
Accounts payable	(1,025,703)	407,757	827,562
Accrued compensation and benefits	751,925	417,873	1,791,395
Other accrued expenses	395,133	301,376	(263,369)
Income taxes payable	(335,374)	(10,158)	(21,112)
Other	(32,022)	3,092	(116,707)

Net cash provided by operating activities	14,066,513	9,725,826	17,637,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,755,991)	(1,794,422)	(3,237,558)
Purchases of investments	(20,884,014)	(20,339,715)	(34,841,042)
Acquisition of business	(3,138,367)
Proceeds from the sale of fixed assets	22,555	27,783	106,672
Proceeds from the sale of investments	23,635,385	12,808,642	16,099,000

Net cash used in investing activities	(3,120,432)	(9,297,712)	(21,872,928)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,064,811)	(4,858,484)	(4,332,666)
Mortgage principal payments	(399,209)	(372,926)	(348,373)
Proceeds from issuance of common stock	257,255	307,810	170,626
Excess tax benefit from stock based payments	21,920	34,981	467
Purchase of common stock	—	—	(53,117)

Net cash used in financing activities	(5,184,845)	(4,888,619)	(4,563,063)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(33,084)	(45,385)	140,757

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,728,152	(4,505,890)	(8,658,113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,787,558	21,293,448	29,951,561

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,515,710	$16,787,558	$21,293,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$10,037,938	$6,315,827	$4,472,507
Interest paid	165,514	201,191	225,883
Dividends declared not paid	1,270,016	1,263,434	1,169,040
Acquisition costs in accrued expenses	1,002,623	—	—

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI,” “our” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States, Costa Rica, the United Kingdom and China. CSI is principally engaged through its Suttle and Austin Taylor business units in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

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

Use of estimates: The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, sales returns, warranty costs, asset impairment evaluations, accruals for compensation plans, self-insured medical and dental accruals, pension liabilities, lower of cost or market inventory adjustments, provisions for income taxes and deferred taxes and depreciable lives of fixed assets.

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2011, the Company had $22.5 million in cash and cash equivalents. Of this amount, $0.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit that are traded on the open market and are classified as available-for-sale at December 31, 2011. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated Comprehensive income below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,058,000, $1,859,000 and $1,698,000 for 2011, 2010 and 2009, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2011 and 2010, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2011	2010

Beginning balance	$616,000	$648,000
Amounts charged to expense	258,000	162,000
Actual warranty costs paid	(240,000)	(194,000)

Ending balance	$634,000	$616,000

Accumulated Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2011	2010

Foreign currency translation	$(337,597)	$(1,272,530)
Unrealized gain on available-for-sale investments	(2,633)	14,058
Minimum pension liability	447,836	972,836

	$107,606	$(285,636)

The functional currency of Austin Taylor and Patapsco is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica and Transition China use the U.S. dollar as its functional currency.

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $2,045,000 in 2011, $2,127,000 in 2010 and $1,707,000 in 2009.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and unvested shares, which resulted in a dilutive effect of 47,261 shares, 30,324 shares and 12,519 shares in 2011, 2010 and 2009, respectively. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2011, 2010, and 2009 was 0, 0 and 81,000, respectively.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

NOTE 2 - INVENTORIES

Inventories consist of:

	December 31

	2011	2010

Finished goods	$14,010,071	$13,684,884
Raw and processed materials	11,975,932	10,814,051

	$25,986,003	$24,498,935

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated useful life
		2011	2010

Land		$3,114,330	$3,099,988
Buildings and improvements	7-40 years	8,779,969	8,449,395
Machinery and equipment	3-15 years	23,266,325	21,889,116
Furniture and fixtures	5-10 years	3,966,579	3,569,720
Construction in progress		515,095	—

		39,642,298	37,008,219
Less accumulated depreciation		(25,623,279)	(23,794,152)

		$14,019,019	$13,214,067

NOTE 4 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,094,000, with cash acquired totaling $862,000. The purchase price includes initial consideration of $3,271,000, deferred consideration of $466,000 to be paid out no later than 18 months from the acquisition date, $656,000 in working capital adjustments, and $701,000 in contingent consideration. The Company has agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to paid out no later than two years from the acquisition date. Although the maximum contingent consideration is $818,000, the Company has recognized $701,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration has been calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At December 31, 2011, the Company had estimated liabilities of $1,003,000 related to outstanding consideration payments.

The assets and liabilities of Patapsco were recorded in the consolidated balance sheet within the Transition Networks’ segment as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been allocated as follows:

July 27, 2011
Current assets	$2,052,149
Property, plant, and equipment	163,671
Intangible assets	801,488
Goodwill	2,702,340

Total assets	5,719,648

Current liabilities	$414,735
Long-term deferred tax liabilities	210,952

Total liabilities	625,687

Net assets acquired	$5,093,961

Identifiable intangible assets are definite-lived assets. These assets include customer relationships, trademarks, and technology intangible assets, and have a weighted average amortization period of 8 years, which matches the weighted average useful life of the assets. Goodwill recorded as part of the purchase price allocation is not tax deductible.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 by segment are as follows:

	Suttle	Transition Networks	Total

January 1, 2010	$1,271,986	$3,288,231	$4,560,217
			—

December 31, 2010	1,271,986	3,288,231	4,560,217

Impairment loss	(1,271,986)	—	(1,271,986)
Acquisition	—	2,702,340	2,702,340

December 31, 2011	$—	$5,990,571	$5,990,571

Gross goodwill	$1,271,986	$5,990,571	$7,262,557
Accumulated impairment loss	$(1,271,986)	0	(1,271,986)

Balance at December 31, 2011	$—	$5,990,571	$5,990,571

During our fiscal quarter ended June 30, 2011, based on greater than expected decline in actual and forecasted profitability of legacy products in our Suttle business unit, as well as, significant project delays that occurred related to Suttle’s new technologies, we concluded that that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Suttle business unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Suttle’s reduced earnings and cash flow forecasts, the Company determined that Suttle’s goodwill was fully impaired and recorded a goodwill impairment for the Suttle segment of $1,272,000. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 12.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(4,599)	(4,520)	72,666
Customer relationships	490,707	(19,316)	(27,114)	444,277
Technology	228,996	(18,029)	(12,652)	198,315

	801,488	(41,944)	(44,286)	715,258

Amortization expense on these identifiable intangible assets was $42,000 in 2011. The amortization expense is included in selling, general and administrative expenses.

NOTE 6 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2011, 2010 and 2009 were $479,000, $456,000, and $420,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately seven active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2011 and 2010:

	2011	2010

Change in benefit obligation:
Benefit obligation at the beginning of the year	$4,919,000	$4,623,000
Service cost	36,000	46,000
Interest cost	239,000	257,000
Participant contributions	15,000	19,000
Augmentations	46,000	—
Actuarial (gains)/losses	62,000	254,000
Benefits paid	(162,000)	(147,000)
Foreign currency gains	(5,000)	(133,000)

Benefit obligation at the end of the year	5,150,000	4,919,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,269,000	5,023,000
Actual return on plan assets	892,000	464,000
Employer contributions	48,000	54,000
Participant contributions	15,000	19,000
Benefits paid	(162,000)	(147,000)
Foreign currency losses	(6,000)	(144,000)

Fair value of plan assets at end of year	6,056,000	5,269,000

Funded status at end of year – net asset /(liability)	$906,000	$350,000

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	4.7%	5.5%
Expected return on assets	4.2%	5.1%

The plans are funded through UK government gilts and an insurance contract both recorded in the financial statements at fair value. The related amounts for each of these investments were $3,193,000 and $2,864,000 as of December 31, 2011 and were determined to be level 2 and level 3 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active. Level 3 investments are valued based on significant unobservable inputs.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2011.

The Company expects to make contributions of $48,000 to the plan in 2012.

The Company estimates its future pension benefit payments will be as follows:

2012	$351,000
2013	280,000
2014	471,000
2015	252,000
2016	227,000
2017 thru 2021	2,043,000

Components of the Company’s net periodic pension costs are:

	2011	2010	2009

Service cost	$36,000	$46,000	$37,000
Interest cost	240,000	258,000	261,000
Expected return on assets	(267,000)	(244,000)	(226,000)
Amortization of prior service cost	46,000	—	—

Net periodic pension cost	$55,000	$60,000	$72,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $421,000, $402,000 and $440,000 in 2011, 2010 and 2009 respectively. Sublease income received was $0, $8,000 and $12,000 in 2011, 2010 and 2009 respectively. At December 31, 2011, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2012	$175,000
2013	7,000
Thereafter	—

$182,000

Long-term debt: The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $2,002,000 at December 31, 2011. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2012	427,000
2013	457,000
2014	490,000
2015	524,000
2016	104,000

Purchasing obligations: On September 30, 2011, the Company entered into a contract with IFS to implement a new Enterprise Resource Planning (ERP) system. The remaining contract balance at December 31, 2011 was $739,000. The contract includes annual future obligations for the years ending December 31, as follows:

2012	$532,000
2013	207,000

Line of credit: The Company has a $10,000,000 line of credit from Wells Fargo Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2011 and 2010 and the entire credit line is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.7% at December 31, 2011). The credit agreement expires October 31, 2013 and is secured by assets of the Company. Our credit agreement contains financial covenants including current ratio, net income, and tangible net worth minimums. The Company was in compliance with all financial covenants as of December 31, 2011.

As of December 31, 2011, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan. The plan provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company accrued expense of $286,000, $926,000 and $734,000 in 2011, 2010 and 2009, respectively. Accrual balances for long-term compensation plans at December 31, 2011 and 2010 were $2,024,000 and $1,738,000, respectively. Awards paid were $0 in 2011, $1,332,000 in 2010 and $0 in 2009. Awards for the 2008 to 2011 cycle will be paid out in 2012 in cash, awards for the 2010 to 2013 and the 2011 to 2013 cycles will be paid out 50% in cash and 50% in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote below.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against such actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position or results of operations.

NOTE 8 – STOCK COMPENSATION

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. Up to 1,000,000 shares of our common stock may be issued pursuant to awards under the 2011 Incentive Plan. The 2011 Incentive Plan is administered by the Compensation Committee of the Board of Directors. Through December 31, 2011, the only awards that have been made under the 2011 Incentive Plan are those described in following paragraphs.

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

At December 31, 2011, 984,418 shares remained available to be issued under the 2011 Incentive Plan.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire 3,000 shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years and vested immediately. The exercise price of options granted was the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant.

The Director Plan was suspended as of May 19, 2011 to prohibit automatic option grants in 2011 in connection with seeking and receiving shareholder approval of the 2011 Incentive Plan, at the 2011 Annual Meeting of Shareholders. As shareholder approval was received, the Board amended the Director Plan to prohibit any future option awards under that plan on August 11, 2011. Stock options were granted to non-employee directors for 0, 18,000, and 18,000 shares in 2011, 2010 and 2009, respectively.

Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan. When seeking approval of the 2011 Incentive Plan at the 2011 Shareholders Meeting, the Company committed to amending the Stock Plan to prohibit the issuance of future equity awards if such approval was given. Effective August 11, 2011, the amendment to prohibit future stock options or other equity awards was approved.

During 2011, prior to amending the Stock Plan to prohibit future awards, stock options were awarded covering 96,250 shares to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award.

During 2011, prior to amending the Stock Plan to prohibit future awards, key employees were granted deferred stock awards covering 16,092 shares tied to achievement against performance goals in 2010 under the Company’s long term incentive plan. To the extent earned, the deferred stock will be paid out in the first quarter of 2014 to key employees still employed by the Company at that time. The Company also granted deferred stock awards covering 77,588 shares to key employees under the Company’s long term incentive plan tied to achievement against performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still employed by the Company at that time. During 2011, the Company also granted deferred stock awards of up to 12,156 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2011 quarterly or annual revenue targets. The number of shares earned by the respective executive employees will be paid out no later than the first quarter of 2012.

At December 31, 2011 after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 162,243 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2010 or 2009.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan during the three years ended December 31, 2011.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2008	351,350	$9.99	2.78 years
Awarded	18,000	9.73
Exercised	(6,400)	10.71
Forfeited	(173,950)	10.18

Outstanding – December 31, 2009	189,000	$9.77	4.75 years
Awarded	18,000	11.82
Exercised	(21,000)	8.70
Forfeited	(24,000)	14.13

Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	96,250	14.16
Exercised	(9,000)	8.10
Forfeited	(12,430)	11.23

Outstanding – December 31, 2011	236,820	11.35	5.18 years

Exercisable at December 31, 2011	164,635	$10.12	4.73 years
Expected to vest at December 31, 2011	235,801	11.34	5.17 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2011	2010	2009

Expected volatility	27.7%	27.3%	28.3%
Risk free interest rate	3.4%	3.7%	3.4%
Expected holding period	6 years	7 years	7 years
Dividend yield	4.2%	4.7%	4.9%

Total unrecognized compensation expense was $102,000, $0, and $0 for the years ending December 31, 2011, 2010 and 2009, respectively, which is expected to be recognized over the next 3.2 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $651,000 based on the Company’s stock price at December 31, 2011. The intrinsic value of options exercised during the year was $61,000, $183,000 and $30,000 in 2011, 2010 and 2009, respectively. Net cash proceeds from the exercise of all stock options were $73,000, $0 and $30,000 for 2011, 2010 and 2009, respectively. The following table summarizes the status of stock options outstanding at December 31, 2011:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	45,000	1.4 years	$7.59
$8.65 to $9.99	33,000	6.0 years	9.67
$10.00 to $12.00	69,000	5.9 years	10.95
$12.01 to $14.50	89,820	6.2 years	14.16

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $22,000, $35,000 and $0 in 2011, 2010 and 2009 respectively. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2010 to December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value

Outstanding – December 31, 2010	—	$—
Granted	105,836	15.15
Vested	(2,657)	15.40
Forfeited	(31,330)	15.27

Outstanding – December 31, 2011	71,849	15.14

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2011, the total unrecognized compensation expense related to the deferred stock shares was $302,000 and is expected to be recognized over a weighted-average period of 2 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2011, 2010 and 2009 was $449,000, $39,000 and $32,000 before income taxes and $292,000, $25,000 and $20,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2011. The ESPP is considered compensatory under current rules. At December 31, 2011, after giving effect to the shares issued as of that date, 66,413 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2011, the ESOP held 531,137 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2011 ESOP contribution was $508,199 for which the Company issued 36,145 shares in March 2012. The 2010 ESOP contribution was $316,027 for which the Company issued 22,493 shares in 2011. The Company’s 2009 ESOP contribution was $471,563 for which the Company issued 37,907 shares of common stock to the ESOP in 2010.

NOTE 9 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2011, 481,938 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 10 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2011	2010	2009

Currently payable income taxes:
Federal	$5,609,000	$5,906,000	$3,766,000
State	414,000	581,000	362,000
Foreign	103,000	(50,000)	(14,000)

	6,126,000	6,437,000	4,114,000

Deferred income taxes (benefit):
Federal	$1,204,000	$(522,000)	$551,000
State	72,000	(10,000)	37,000
Foreign	420,000	14,000	54,000

	1,696,000	(518,000)	642,000

	$7,822,000	$5,919,000	$4,756,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax losses of $1,474,000, $1,119,000 and $1,252,000 in 2011, 2010 and 2009 respectively. At the end of 2011, Austin Taylor’s net operating loss carry-forward was $6,986,000. $56,000 of the 2011 pretax loss will provide group relief to Patapsco, a U.K. company acquired by Communications Systems, Inc. during 2011. The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against the potential carry-forward benefit.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had pretax income of $24,000 in 2011 and pretax losses of $115,000 and $190,000 in 2010 and 2009 respectively. At the end of 2011, Transition Networks China’s net operating loss carry-forward was $1,730,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against the potential carry-forward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under Internal Revenue Code Sec. 965, which allows the Company to receive an 85% dividend received deduction if the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2006. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings.

Suttle Costa Rica had pretax income of $155,000 and $80,000 in 2011 and 2010 respectively and pretax loss of $519,000 in 2009. At the end of 2011, Suttle Costa Rica’s net operating loss carry-forward was $519,000. The Costa Rican tax authorities may allow losses to be carried forward to future periods at their discretion. The Company believes that it is unlikely that the Costa Rican tax authorities would grant the request to defer the prior years’ net operating losses to future periods. Therefore, the Company has placed a deferred tax valuation allowance against the potential carry-forward benefit.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2011	2010	2009

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(0.3)	(0.6)	(0.9)
State income taxes, net of federal benefit	1.9	2.4	2.5
Foreign income taxes, net of foreign tax credits	4.7	2.7	4.9
Impairment of goodwill	2.5	—	—
Other	.6	(1.6)	2.5

Effective tax rate	44.4%	37.9%	44.0%

Deferred tax assets and liabilities as of December 31 related to the following:

	2011	2010

Deferred tax assets:
Allowance for doubtful accounts	$58,000	$184,000
Inventory	2,611,000	3,347,000
Accrued and prepaid expenses	762,000	939,000
Domestic net operating loss carry-forward	186,000	265,000
Long-term compensation plans	298,000	338,000
Nonemployee director stock compensation	128,000	71,000
Other stock compensation	122,000	—
State income taxes	63,000	58,000
Foreign net operating loss carry-forwards and credits	2,625,000	2,660,000

Gross deferred tax assets	6,853,000	7,862,000
Valuation allowance	(2,624,000)	(2,216,000)

Net deferred tax assets	4,229,000	5,646,000

Deferred tax liabilities
Depreciation	(1,577,000)	(1,373,000)
Intangible assets	(674,000)	(388,000)

Gross deferred tax liability	(2,251,000)	(1,761,000)

Total net deferred tax asset	$1,978,000	$3,885,000

As part of previous acquisitions, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2011, the Company had $531,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

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

Changes in the Company’s unrecognized tax benefits are summarized as follows:

	2011	2010	2009

Unrecognized tax benefits – January 1	$270,000	$349,000	$380,000
Gross increases - tax positions in prior period	0	0	0
Gross decreases - tax positions in prior period
Gross increases - current period tax positions	7,000	7,000	66,000
Expiration of statute of limitations	(43,000)	(86,000)	(97,000)

Unrecognized tax benefits – December 31, 2011	$234,000	$270,000	$349,000

Included in the balance of unrecognized tax benefits at December 31, 2011 are $342,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $81,000 in the next twelve months due to statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $172,000 at December 31, 2011. The Company’s 2011 income tax expense was decreased by $236,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2008 tax year. Puerto Rico has no statute of limitations on tax returns.

NOTE 11- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in foreign countries were approximately $831,000 and $506,000 at December 31, 2011 and 2010, respectively. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. Austin Taylor operates a manufacturing facility in the U.K. and makes sales in the U.K. and internationally. Consolidated sales to U.S. customers were approximately 85%, 81% and 82% of sales from continuing operations in 2011, 2010 and 2009 respectively. In 2011, sales to one of Transition Networks’ customers accounted for 22.8% of consolidated sales. In 2010, sales to two of Transition Networks’ customers accounted for 15.1% and 12.0% of consolidated sales and one of JDL Technologies’ customers accounted for 10.3% of consolidated sales. In 2009, sales to one of Transition Networks’ customers accounted for 16.7% of consolidated sales and one of Suttle’s customers accounted for 12.2% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2011, 2010 and 2009 is as follows:

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2011
Sales	$36,636,915	$91,450,014	$12,400,553	$3,287,569	$—	$143,775,051
Cost of sales	27,365,489	46,825,149	7,262,006	3,427,280	—	84,879,924

Gross profit	9,271,426	44,624,865	5,138,547	(139,711)	—	58,895,127
Selling, general and administrative expenses	6,897,672	23,730,729	1,982,353	1,320,094	6,177,373	40,108,221
Impairment	1,271,986		—	—		1,271,986

Operating income (loss)	$1,101,768	$20,894,136	$3,156,194	$(1,459,805)	$(6,177,373)	$17,514,920

Depreciation and amortization	$906,004	$755,789	$106,622	$40,252	$292,068	$2,100,735

Capital expenditures	$935,030	$1,028,941	$51,789	$—	$740,231	$2,755,991

Assets	$25,512,978	$33,589,083	$1,844,572	$2,401,323	$53,310,960	$116,658,916

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2010
Sales	$36,561,669	$67,782,482	$12,712,244	$3,015,915	$—	$120,072,310
Cost of sales	26,880,667	31,826,169	7,132,263	3,032,579	—	68,871,678

Gross profit	9,681,002	35,956,313	5,579,981	(16,664)	—	51,200,632
Selling, general and administrative expenses	6,638,163	21,459,214	1,470,086	1,084,345	4,934,440	35,586,248
Impairment						—

Operating income (loss)	$3,042,839	$14,497,099	$4,109,895	$(1,101,009)	$(4,934,440)	$15,614,384

Depreciation and amortization	$830,986	$604,873	$102,850	$25,194	$294,978	$1,858,881

Capital expenditures	$741,820	$680,819	$197,784	$9,854	$164,145	$1,794,422

Assets	$19,357,569	$32,383,709	$3,493,717	$2,406,939	$51,428,293	$109,070,227

	Suttle	Transition Networks	JDL Technologies	Austin Taylor	Other	Total
2009
Sales	$42,866,947	$55,098,346	$8,765,415	$3,061,499	$—	$109,792,207
Cost of sales	33,095,673	25,768,865	6,011,918	3,067,101	—	67,943,557

Gross profit	9,771,274	29,329,481	2,753,497	(5,602)	—	41,848,650
Selling, general and administrative expenses	6,054,170	19,371,120	1,298,790	1,012,194	3,697,823	31,434,097
Impairment				196,020		196,020

Operating income (loss)	$3,717,104	$9,958,361	$1,454,707	$(1,213,816)	$(3,697,823)	$10,218,533

Depreciation and amortization	$651,407	$579,816	$155,744	$76,495	$234,859	$1,698,321

Capital expenditures	$2,667,916	$355,129	$37,026	$114,153	$63,334	$3,237,558

Assets	$21,110,624	$29,640,360	$1,548,930	$4,044,746	$46,569,034	$102,913,694

NOTE 12 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, respectively, include money market funds within cash equivalents of $830,000 and $9,624,000 classified as level one within the hierarchy and certificate of deposits within investments of $23,519,000 and $26,287,000 classified as level two. The Company does not have any assets or liabilities classified as level three within the hierarchy, other than the pension assets already discussed in Note 6.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)
Unaudited

	Quarter Ended

	March 31	June 30	Sept 30	Dec 31

2011
Sales	$31,023	$45,430	$41,985	$25,337
Gross margins	13,328	18,456	16,555	10,556
Operating income	4,141	7,253	6,484	(363)
Net income	2,558	4,085	3,730	(575)

Basic net income per share	$0.30	$0.48	$0.44	$(0.07)
Diluted net income per share	$0.30	$0.48	$0.44	$(0.07)

2010
Sales	$25,882	$30,659	$33,324	$30,207
Gross margins	10,515	13,284	15,310	12,092
Operating income	2,120	4,192	6,304	2,998
Net income	1,331	2,415	3,999	1,970

Basic net income per share	$0.16	$0.29	$0.48	$0.23
Diluted net income per share	$0.16	$0.29	$0.48	$0.22

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T):	CONTROLS AND PROCEDURES

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

Operating Effectiveness of Accounting and Control Procedures. As a result of our evaluation, our management concluded that as of December 31, 2011, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has excluded from its assessment the internal control over financial reporting at Patapsco Designs Limited of the UK, which was acquired on July 27, 2011, and whose financial statements constitute 2.7 percent of total assets, less than one percent of total revenues, and less than one percent of net income from continuing operations on the consolidated financial statement amounts as of and for the year ended December 31, 2011.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 22, 2012 Annual Meeting of Shareholders (“2012 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2012 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2012 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2012 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2012 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2012 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2012 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 29 to 49 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 56 through 59 of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 15, 2012	/s/ William G. Schultz

William G. Schultz, President, Chief Executive Office and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Each person whose signature appears below constitutes and appoints WILLIAM G. SCHULTZ and DAVID T. MCGRAW as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/William G. Schultz	President, Chief Executive Officer	March 15, 2012
and Director
William G. Schultz

/s/David T. McGraw	Vice President, Treasurer and	March 15, 2012
Chief Financial Officer (Principal
David T. McGraw	Financial Officer and Principal
Accounting Officer)

/s/Kristin A. Hlavka	Corporate Controller	March 15, 2012

Kristin A. Hlavka

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 15, 2012
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 15, 2012

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 15, 2012

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 15, 2012

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 15, 2012

Gerald D. Pint

/s/Roger H.D. Lacey	Director	March 15, 2012

Roger H.D. Lacey

/s/Jeffrey K. Berg	Director	March 15, 2012

Jeffrey K. Berg

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2011

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2011	$500,000	$91,000	$(416,000	) (A)		$175,000

December 31, 2010	$505,000	$105,000	$(110,000	) (A)		$500,000

December 31, 2009	$219,000	$310,000	$(24,000	) (A)		$505,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2011

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2011

Regulation S-K Exhibit Table Reference		Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

3.1		Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-K Report of the Company for its year ended December 31, 1989 (the “1989 Form 10-K”) and incorporated herein by reference.

3.2		Bylaws, as amended	Filed as Exhibit 3.2 to the 1989 Form 10-K and incorporated herein by reference.

3.3		Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1		Credit Agreement dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.2		Revolving Line of Credit Note dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.3	*	Communications Systems, Inc. Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed herewith.

10.3.1	*	First Amendment of the Communications Systems, Inc., Employee Stock Ownership Plan and Trust, entered into on October 21, 2011	Filed herewith.

10.4	*	1990 Employee Stock Purchase Plan, as amended and restated May 19, 2011	Filed as Exhibit 99.4 to the Form 8-K dated May 19, 2011 and incorporated herein by reference.

10.5	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.6	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.8	*	Communications Systems, Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.9	*	Consulting Agreement between the Company and Jeffrey K. Berg dated as of May 19, 2011	Filed as Exhibit 99.1 to the Company’s Form 8-K dated May 19, 2011 and incorporated herein by reference.

10.10	*	Communications Systems, Inc. 2011 Executive Compensation Plan	Filed as Exhibit 99.3 to the Form 8-K dated May 19, 2011, and incorporated herein by reference.

10.11	*	Communications Systems, Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

* Indicates compensatory plans

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2011

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included in signatures at page 53.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.
99.1	Press Release dated March 12, 2012	Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.