Form 10-Q
period 2012-03-31
COMMUNICATIONS SYSTEMS INC
filed 2012-05-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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
YES   ☐ NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2012
Common Stock, par value	NASDAQ	8,510,429
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31 2012	December 31 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,475,485	$22,515,710
Investments	18,307,407	18,635,601
Trade accounts receivable, less allowance for doubtful accounts of $206,000 and $175,000, respectively	14,345,504	14,461,168
Inventories	27,111,734	25,986,003
Prepaid income taxes	3,969,699	3,893,003
Other current assets	878,075	999,863
Deferred income taxes	3,421,569	3,455,047
TOTAL CURRENT ASSETS	87,509,473	89,946,395
PROPERTY, PLANT AND EQUIPMENT, net	14,097,633	14,019,019
OTHER ASSETS:
Investments	2,872,418	4,883,510
Goodwill	5,990,571	5,990,571
Prepaid pensions	1,072,748	905,552
Other assets	904,503	913,869
TOTAL OTHER ASSETS	10,840,240	12,693,502
TOTAL ASSETS	$112,447,346	$116,658,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$465,320	$427,345
Accounts payable	4,427,151	4,398,848
Accrued compensation and benefits	2,181,113	5,870,000
Accrued consideration	994,861	1,002,623
Other accrued liabilities	2,129,588	2,388,867
Dividends payable	1,402,331	1,299,963
TOTAL CURRENT LIABILITIES	11,600,364	15,387,646

LONG TERM LIABILITIES:
Long-term compensation plans	327,958	283,075
Income taxes payable	413,960	405,673
Deferred income taxes	1,499,025	1,476,969
Long term debt - mortgage payable	1,432,895	1,574,993
TOTAL LONG-TERM LIABILITIES	3,673,838	3,740,710

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,506,734 and 8,466,774 shares issued and outstanding, respectively	425,337	423,339
Additional paid-in capital	36,204,926	35,533,273
Retained earnings	60,149,314	61,466,342
Accumulated other comprehensive income, net of tax	393,567	107,606
TOTAL STOCKHOLDERS’ EQUITY	97,173,144	97,530,560

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,447,346	$116,658,916

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2012	2011

Sales from operations	$24,243,922	$31,022,802

Costs and expenses:
Cost of sales	14,295,294	17,694,313
Selling, general and administrative expenses	9,818,182	9,187,210
Total costs and expenses	24,113,476	26,881,523

Operating income	130,446	4,141,279

Other income and (expenses):
Investment and other income (loss)	(20,698)	79,422
Gain (loss) on sale of assets	20,572	(12,220)
Interest and other expense	(36,759)	(48,043)
Other income (expense), net	(36,885)	19,159

Income before income taxes	93,561	4,160,438

Income tax expense	38,483	1,602,600

Net income	55,078	2,557,838

Other comprehensive income, net of tax:
Additional minimum pension liability adjustments	135,892	(9,218)
Unrealized gains (losses) on available-for-sale securities	12,052	(15,328)
Foreign currency translation adjustment	138,017	68,057
Total other comprehensive income, net of tax	285,961	43,511
Comprehensive net income	$341,039	$2,601,349

Basic net income per share:	$0.01	$0.30

Diluted net income per share:	$0.01	$0.30

Average Basic Shares Outstanding	8,473,774	8,425,003
Average Dilutive Shares Outstanding	8,510,345	8,469,845
Dividends per share	$0.16	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2011	8,466,774	$423,339	$35,533,273	$61,466,342	$107,606	$97,530,560
Net income				55,078		55,078
Issuance of common stock under Employee Stock Purchase Plan	3,241	162	45,406			45,568
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,806	506,392			508,198
Issuance of common stock under Executive Stock Plan	574	30	8,811			8,841
Share based compensation			111,044			111,044
Shareholder dividends				(1,372,106)		(1,372,106)
Other comprehensive income					285,961	285,961
BALANCE AT MARCH 31, 2012	8,506,734	$425,337	$36,204,926	$60,149,314	$393,567	$97,173,144

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,078	$2,557,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	584,690	499,221
Share-based compensation	111,044	80,173
Deferred income taxes	55,533	142,881
(Gain) loss on sale of assets	(20,572)	12,220
Excess tax benefit from stock based payments	—	(7,280)
Changes in assets and liabilities:
Trade receivables	148,107	(1,853,282)
Inventories	(1,082,165)	(482,030)
Prepaid income taxes	(76,842)	296,586
Other assets	132,159	(681,740)
Accounts payable	9,451	(254,581)
Accrued compensation and benefits	(3,136,397)	(723,597)
Other accrued expenses	(235,703)	(115,352)
Income taxes payable	8,287	887,609
Net cash (used in) provided by operating activities	(3,447,330)	358,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(681,099)	(443,602)
Purchases of investments	(2,007,701)	(7,125,746)
Acquisition of business, net of cash acquired	(43,639)	—
Proceeds from the sale of fixed assets	74,372	—
Proceeds from the sale of investments	4,359,039	7,350,000
Net cash provided by (used in) investing activities	1,700,972	(219,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,269,737)	(1,263,434)
Mortgage principal payments	(104,123)	(97,268)
Proceeds from issuance of common stock	54,409	45,511
Excess tax benefit from stock based payments	—	7,280
Net cash used in financing activities	(1,319,451)	(1,307,911)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	25,584	6,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,040,225)	(1,162,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,515,710	16,787,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,475,485	$15,625,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$62,934	$275,522
Interest paid	35,822	46,290
Dividends declared not paid	1,355,294	1,264,122

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2012 and 2011 and the related condensed consolidated statements of income and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended March 31, 2012 and 2011 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31, 2012 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Cash Equivalents and Investments

For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2012, the Company had $19.5 million in cash and cash equivalents. Of this amount, $2.8 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalents are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $21.2 million in investments, which consist of certificates of deposit that were purchased in the public markets and are classified as available-for-sale at March 31, 2012. Of the $21.2 million in investments, $18.3 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Accumulated Other Comprehensive Income below).

Revenue Recognition

The Company’s manufacturing operations (Suttle and Transition Networks) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after this time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31 2012	December 31 2011
Foreign currency translation	$(199,580)	$(337,597)
Unrealized gain (loss) on available-for-sale investments	9,419	(2,633)
Minimum pension liability	583,728	447,836
	$393,567	$107,606

NOTE 2 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2012. The ESPP is considered compensatory under current rules. At March 31, 2012, after giving effect to the shares issued as of that date, 63,172 shares remain available for purchase under the ESPP.

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

During the first quarter of 2012, stock options were awarded covering 92,223 shares to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 94,242 shares to key employees during the first quarter under the Company’s long term incentive plan for performance over the 2012 to 2014 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2014 and the number of shares earned will be paid in the first quarter of 2015 to those key employees still with the Company at that time. The Company also granted deferred stock awards of up to 9,456 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2012 quarterly or annual revenue targets. The number of shares earned by the respective executive employees will be paid out no later than the first quarter of 2013.

At March 31, 2012, 789,306 shares remained available to be issued under the 2011 Incentive Plan.

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

No options were granted under the Director Plan in 2011 or 2012. The Director Plan was amended as of May 19, 2011 to prohibit option grants in 2011 and future years to fulfill a commitment made by the Company in connection with seeking shareholder approval of the 2011 Incentive Plan at the 2011 Annual Meeting of Shareholders that, if shareholder approval was received, it would amend the Director Plan to prohibit any future option awards under that plan.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan. When seeking approval of the 2011 Incentive Plan at the 2011 Annual Meeting of Shareholders, the Company committed to amending the Stock Plan to prohibit the issuance of future equity awards if such approval was given. Effective August 11, 2011, the amendment to prohibit future stock options or other equity awards was approved.

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

At March 31, 2012, after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 156,311 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2012.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2011 to March 31, 2012

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	—	—
Canceled	(2,890)	14.15
Outstanding – March 31, 2012	326,153	11.83	5.49 years

Exercisable at March 31, 2012	177,550	$10.41	4.58 years
Expected to vest at March 31, 2012	323,405	11.81	5.48 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2012 was $514,000. The intrinsic value of all options exercised during the three months ended March 31, 2012 was $0. Net cash proceeds from the exercise of all stock options were $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2011 to March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2011	71,849	$15.14
Granted	103,698	13.53
Vested	—	—
Canceled	(3,277)	14.75
Outstanding – March 31, 2012	172,270	14.16

Compensation Expense

Share-based compensation expense recognized for the three month period ended March 31, 2012 was $111,000 before income taxes and $72,000 after income taxes. Share-based compensation expense recognized for the three month period ended March 31, 2011 was $80,000 before income taxes and $52,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,121,000 at March 31, 2012. Excess tax benefits from the exercise of stock options included in financing cash flows for the three month periods ended March 31, 2012 and 2011 were $0 and $7,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31 2012	December 31 2011
Finished goods	$14,942,438	$14,010,071
Raw and processed materials	12,169,296	11,975,932
Total	$27,111,734	$25,986,003

NOTE 4 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,094,000, with cash acquired totaling $862,000. The purchase price includes initial consideration of $3,271,000, deferred consideration of $466,000 to be paid out no later than 18 months from the acquisition date, $656,000 in working capital adjustments, and $701,000 in contingent consideration. The Company has agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to paid out no later than two years from the acquisition date. Although the maximum contingent consideration is $818,000, the Company has recognized $701,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration has been calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At March 31, 2012, the Company had estimated liabilities of $995,000 related to outstanding consideration payments.

The assets and liabilities of Patapsco were recorded at their respective fair values in the consolidated balance sheet within the Transition Networks’ segment as of the acquisition date. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been allocated as follows:

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

The estimated fair value of remaining contingent consideration as of March 31, 2012 was approximately $995,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during the first quarter of 2012. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2011	$1,271,986	$3,288,231	$4,560,217

Impairment loss	(1,271,986)		(1,271,986)
Acquisition		2,702,340	2,702,340
			—
December 31, 2011	—	5,990,571	5,990,571

March 31, 2012	$—	$5,990,571	$5,990,571

Gross goodwill	$1,271,986	$5,990,571	$7,262,557
Accumulated impairment loss	$(1,271,986)		(1,271,986)
Balance at March 31, 2012	$—	$5,990,571	$5,990,571

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(7,613)	(1,848)	72,324
Customer relationships	490,707	(31,975)	(11,088)	447,644
Technology	228,996	(29,843)	(5,174)	193,979
	801,488	(69,431)	(18,110)	713,947

Amortization expense on these identifiable intangible assets was $26,000 in 2012. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the three month periods ended March 31, 2012 and 2011, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2012	2011
Beginning Balance	$634,000	$616,000
Actual warranty costs paid	(97,000)	(89,000)
Amounts charged to expense	87,000	105,000
Ending balance	$623,000	$632,000

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

At March 31, 2012 there was $348,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and the years 2007-2010 remain open to examination by various state tax departments. The tax years from 2008-2010 remain open in Costa Rica.

The Company’s effective income tax rate was 41.1% for the first three months of 2012. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges. The foreign operating losses may ultimately be deductible in the countries which they have occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations is an overall rate decrease of approximately (2.23%) for the three months ended March 31, 2012. There were no additional uncertain tax positions identified in the first quarter of 2012. The Company’s effective income tax rate for the three months ended March 31, 2011 was 38.5%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

NOTE 9 – SEGMENT INFORMATION

Effective January 1, 2012, the Company realigned its business operations. As a result of the realignment, the Company consolidated the Austin Taylor business unit within its Suttle operations. Following this realignment, the Company classifies its businesses into three segments as follows:

•

Suttle manufactures and sells U.S. standard modular connecting and wiring devices for voice and data communications, digital subscriber line filters, structured wiring systems, British standard telephone equipment and equipment enclosures for the U.K. and international markets;

•	Transition Networks designs and markets data transmission, computer network and media conversion products;
•	JDL Technologies, Inc. provides IT services including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

Our non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues. To conform to the 2012 presentation, the Company has reclassified 2011 segment information to present the Austin Taylor business unit within Suttle’s operations.

Information concerning the Company’s continuing operations in the various segments for the three month period ended March 31, 2012 and 2011 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended March 31, 2012:
Sales	$10,577,304	$12,938,193	$728,425	$—	$24,243,922
Cost of sales	7,675,962	6,128,836	490,496	—	$14,295,294
Gross profit	2,901,342	6,809,357	237,929	—	9,948,628
Selling, general and administrative expenses	2,368,441	$5,622,237	584,968	1,242,536	$9,818,182
Operating income (loss)	$532,901	$1,187,120	$(347,039)	$(1,242,536)	$130,446

Depreciation and amortization	$244,025	$241,436	$27,091	$72,138	$584,690

Capital expenditures	$402,899	$82,451	$10,096	$185,653	$681,099

Assets at March 31, 2012	$28,172,970	$34,646,429	$1,629,899	$47,998,048	$112,447,346

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended March 31, 2011:
Sales	$10,687,182	$16,555,896	$3,779,724	$—	$31,022,802
Cost of sales	7,962,718	7,579,227	2,152,368	—	17,694,313
Gross profit	2,724,464	8,976,669	1,627,356	—	13,328,489
Selling, general and administrative expenses	2,120,191	5,332,393	512,820	1,221,806	9,187,210
Operating income (loss)	$604,273	$3,644,276	$1,114,536	$(1,221,806)	$4,141,279

Depreciation and amortization	$228,914	$167,154	$28,488	$74,665	$499,221

Capital expenditures	$242,001	$191,550	$10,051	$—	$443,602

Assets at March 31, 2011	$23,157,153	$32,125,732	$3,668,604	$51,366,484	$110,317,973

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Three months Ended March 31
	2012	2011
Service cost	$9,000	12,000
Interest cost	62,000	67,000
Expected return on plan assets	(69,000)	(63,000)
Amortization of prior service cost	12,000	—
	$14,000	$16,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 36,571 and 44,841 shares for the three month periods ended March 31, 2012 and 2011, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. All options were included because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 149,470 shares were not included because of unmet performance conditions.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, include money market funds within cash and cash equivalents of $2,817,000 and $830,000 classified as Level 1 within the hierarchy and certificate of deposits within investments of $21,180,000 and $23,519,000 classified as Level 2. The Company does not have any assets or liabilities classified as Level 3 within the hierarchy. There were no transfers between levels during the three months ended March 31, 2012.

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

Three Months Ended March 31, 2012 Compared to
Three Months Ended March 31, 2011

Consolidated sales decreased 22% in 2012 to $24,244,000 compared to $31,023,000 in 2011. Consolidated operating income in 2012 decreased to $130,000 compared to $4,141,000 in the first quarter of 2011.

Net income in 2012 decreased to $55,000 compared to $2,558,000 in the first quarter of 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor business unit is now included within Suttle’s operations. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales decreased 1% in the first quarter of 2012 to $10,577,000 compared to $10,687,000 in the same period of 2011 due to a decrease in DSL business to two large customers and decline in revenue in the European market. Sales by customer groups in the first quarter of 2012 and 2011 were:

	Suttle Sales by Customer Group
	2012	2011
Major telephone companies	$7,450,000	$6,875,000
Distributors	1,428,000	1,149,000
International	1,511,000	2,418,000
Other	188,000	245,000
	$10,577,000	$10,687,000

Suttle’s sales by product groups in first quarter of 2012 and 2011 were:

	Suttle Sales by Product Group
	2012	2011
Modular connecting products	$3,235,000	$3,551,000
DSL products	1,904,000	2,959,000
Structured cabling products	4,041,000	2,918,000
Other products	1,397,000	1,259,000
	$10,577,000	$10,687,000

Sales to the major telephone companies increased 8% in 2012 due to an increase in new multi-dwelling unit construction within the US housing market and revenue from multiple new product contracts. Sales to these customers accounted for 70% of Suttle’s sales in the first quarter of 2012 compared to 64% of sales in 2011. Sales to distributors increased 24% in 2012 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 13% and 11% of sales in the first quarters of 2012 and 2011, respectively. International sales decreased 38% and accounted for 14% of Suttle’s first quarter 2012 sales, due to reduction in DSL sales to a large customer.

Modular connecting products sales have decreased 9% due to continued decline in the voice market. Sales of DSL products decreased 36% due to the maturation of the U.S. DSL market and the order cycle of major customers. Sales of structured cabling products increased 38% due to an increase in new multi-dwelling unit construction market.

Suttle’s gross margin increased 6% in the first quarter of 2012 to $2,901,000 compared to $2,724,000 in the same period of 2011. Gross margin as a percentage of sales increased to 27% in 2012 from 25% in 2011 due to product mix changes. Selling, general and administrative expenses increased $248,000 or 12% in the first quarter of 2012 compared to the same period in 2011, due to one-time severance charges and increased spending in the Company’s technology development initiatives. Suttle’s operating income was $533,000 in the first quarter of 2012 compared to operating income of $604,000 in 2011.

Transition Networks

Transition Networks sales decreased 22% to $12,938,000 in the first quarter of 2012 compared to $16,556,000 in 2011.

First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2012	2011
North America	$9,327,000	$13,218,000
Europe, Middle East, Africa (“EMEA”)	1,728,000	1,832,000
Rest of world	1,883,000	1,506,000
	$12,938,000	$16,556,000

The following table summarizes Transition Networks’ 2012 and 2011 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2012	2011
Media converters	$8,685,000	$11,629,000
Ethernet switches	1,218,000	1,036,000
Ethernet adapters	1,207,000	2,296,000
Other products	1,828,000	1,595,000
	$12,938,000	$16,556,000

Sales in North America decreased 29% or $3,891,000 related to the Federal Government due to the slow down in government purchases, which has resulted in project delays. This also caused the decrease in revenue from sales of media converters and Ethernet adapters. International sales increased $273,000, or 8%, due to increased project activity in the rest of world.

Gross margin on first quarter Transition Networks’ sales decreased 24% to $6,809,000 in 2012 from $8,977,000 in 2011. Gross margin as a percentage of sales decreased to 53% in 2012 as compared to 54% in 2011 due to larger contribution from project based sales, which have lower margins. Selling, general and administrative expenses increased 5% to $5,622,000 in 2011 compared to $5,332,000 in 2011 due to additional administrative costs within the United Kingdom facility, as this business was acquired during the second half of 2011. Operating income decreased to $1,187,000 in 2012 compared to $3,644,000 in 2011.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 81% to $728,000 in the first quarter of 2012 compared to $3,780,000 in 2011.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2012	2011
Broward County FL schools	$481,000	$3,737,000
All other	247,000	43,000
	$728,000	$3,780,000

Revenues earned in Broward County, Florida decreased $3,256,000 or 87% in the first quarter 2012. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $204,000 due to JDL’s concentrated effort to expand its market focus.

JDL gross margin decreased 85% to $238,000 in the first quarter of 2012 compared to $1,627,000 in the same period in 2011. Gross margin as a percentage of sales decreased to 33% in 2012 from 43% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the prior year quarter. Selling, general and administrative expenses increased in 2012 to $585,000 compared to $513,000 in 2011 due to increased marketing expenses as JDL has expanded its market focus. JDL reported an operating loss of $347,000 in the first quarter of 2012 compared to operating income of $1,115,000 in the same period of 2011.

Other

The Company’s income before income taxes decreased to $94,000 in 2012 compared to $4,160,000 in 2011. The Company’s effective income tax rate was 41% in 2012 and 39% in 2011. This effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges and settlement of uncertain income tax positions.

Liquidity and Capital Resources

As of March 31, 2012, the Company had approximately $40,655,000 in cash, cash equivalents and investments. Of this amount, $2,817,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company also had $21,180,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at March 31, 2012.

The Company had current assets of approximately $87,509,000 and current liabilities of $11,600,000 at March 31, 2012 compared to current assets of $89,946,000 and current liabilities of $15,388,000 at December 31, 2011.

Cash flow used in operating activities was approximately $3,414,000 in 2012 compared to $359,000 provided by operations in 2011. Significant working capital changes from December 31, 2011 to March 31, 2012 included a decrease in accrued compensation and benefits of $3,136,000 related to the payment of the Company’s annual and long term compensation during the quarter.

Investing activities provided $1,701,000 of cash in 2012 compared to cash used of $219,000 in 2011. This increase in cash provided in investing activities is due to sales of investments in excess of purchases during the quarter.

Net cash used by financing activities was $1,319,000 in 2012 compared to $1,308,000 in 2011. Cash dividends paid on common stock increased to $1,270,000 in 2012 ($0.16 per common share) from $1,263,000 in 2011 ($0.15 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $54,000 in 2012 and $46,000 in 2011. The Company purchased and retired no shares in 2012 and 2011. At March 31, 2012, Board of Director authority to purchase approximately 481,938 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at the LIBOR plus 1.1% (1.6% at March 31, 2012). There were no borrowings on the line of credit during the first three months of 2012 or 2011. The credit agreement expires October 31, 2013 and is secured by assets of the Company.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $104,000 during 2012. The outstanding balance on the mortgage was $1,898,000 at March 31, 2012.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2011 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2012.

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

Recently Issued Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that would have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2012 our bank line of credit carried a variable interest rate based on the LIBOR plus 1.1%. The Company’s investments are either money market type of investments that earn interest at prevailing market rates or certificates of deposits insured through the FDIC and as such do not have material risk exposure.

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

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated May 9, 2012 announcing 2012 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ William G. Schultz
William G. Schultz
Date:	May 10, 2012		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date:	May 10, 2012		Chief Financial Officer