Form 10-Q
period 2012-06-30
COMMUNICATIONS SYSTEMS INC
filed 2012-08-09
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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
YES   ☐ NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2012
Common Stock, par value	NASDAQ	8,521,438
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2012	December 31 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,465,348	$22,515,710
Investments	17,814,117	18,635,601
Trade accounts receivable, less allowance for doubtful accounts of $190,000 and $175,000, respectively	15,260,418	14,461,168
Inventories	31,059,932	25,986,003
Prepaid income taxes	3,579,839	3,893,003
Other current assets	649,514	999,863
Deferred income taxes	3,435,233	3,455,047
TOTAL CURRENT ASSETS	86,264,401	89,946,395
PROPERTY, PLANT AND EQUIPMENT, net	14,155,239	14,019,019
OTHER ASSETS:
Investments	5,005,523	4,883,510
Goodwill	5,990,571	5,990,571
Prepaid pensions	1,047,753	905,552
Other assets	853,381	913,869
TOTAL OTHER ASSETS	12,897,228	12,693,502
TOTAL ASSETS	$113,316,868	$116,658,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$442,148	$427,345
Accounts payable	5,222,815	4,398,848
Accrued compensation and benefits	2,737,715	5,870,000
Accrued consideration	971,681	1,002,623
Other accrued liabilities	2,055,503	2,388,867
Dividends payable	1,431,803	1,299,963
TOTAL CURRENT LIABILITIES	12,861,665	15,387,646

LONG TERM LIABILITIES:
Long-term compensation plans	380,424	283,075
Income taxes payable	422,451	405,673
Deferred income taxes	1,525,531	1,476,969
Long term debt - mortgage payable	1,350,155	1,574,993
TOTAL LONG-TERM LIABILITIES	3,678,561	3,740,710

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,518,764 and 8,466,774 shares issued and outstanding, respectively	425,938	423,339
Additional paid-in capital	36,466,644	35,533,273
Retained earnings	59,598,212	61,466,342
Accumulated other comprehensive income, net of tax	285,848	107,606
TOTAL STOCKHOLDERS’ EQUITY	96,776,642	97,530,560

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,316,868	$116,658,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Sales from operations	$25,561,258	$45,429,684	$49,805,179	$76,452,487

Costs and expenses:
Cost of sales	14,905,375	26,974,099	29,200,669	44,668,413
Selling, general and administrative expenses	9,298,281	9,930,760	19,116,463	19,117,970
Goodwill impairment	0	1,271,986	0	1,271,986
Total costs and expenses	24,203,656	38,176,845	48,317,132	65,058,369

Operating income	1,357,602	7,252,839	1,488,047	11,394,118

Other income and (expenses):
Investment and other income	53,870	57,440	33,172	136,862
Gain (loss) on sale of assets	68,969	2,236	89,542	(9,984)
Interest and other expense	(34,971)	(47,809)	(71,730)	(95,851)
Other income, net	87,868	11,867	50,984	31,027

Income before income taxes	1,445,470	7,264,706	1,539,031	11,425,145

Income tax expense	473,735	3,180,041	512,218	4,782,641

Net income	971,735	4,084,665	1,026,813	6,642,504

Other comprehensive income, net of tax:
Additional minimum pension liability adjustments	(3,166)	(9,201)	132,726	(18,419)
Unrealized gains (losses) on available-for-sale securities	(6,419)	(10,088)	5,633	(25,416)
Foreign currency translation adjustment	(98,134)	44	39,883	68,101
Total other comprehensive income (loss), net of tax	(107,719)	(19,245)	178,242	24,266
Comprehensive net income	$864,016	$4,065,420	$1,205,055	$6,666,770

Basic net income per share:	$0.11	$0.48	$0.12	$0.79

Diluted net income per share:	$0.11	$0.48	$0.12	$0.78

Average Basic Shares Outstanding	8,522,307	8,442,416	8,498,040	8,433,758
Average Dilutive Shares Outstanding	8,562,148	8,519,679	8,526,048	8,489,499
Dividends per share	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Common Stock
	Shares	Amount				Total

BALANCE AT DECEMBER 31, 2011	8,466,774	$423,339	$35,533,273	$61,466,342	$107,606	$97,530,560
Net income				1,026,813		1,026,813
Issuance of common stock under Employee Stock Purchase Plan	6,936	347	93,737			94,084
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,806	506,392			508,198
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	84,983			85,583
Issuance of common stock under Executive Stock Plan	16,156	808	39,503			40,311
Tax benefit from non-qualified stock options and restricted stock			67,932			67,932
Share-based compensation			223,062			223,062
Purchase of common stock	(19,247)	(962)	(82,238)	(123,902)		(207,102)
Shareholder dividends				(2,771,041)		(2,771,041)
Other comprehensive income					178,242	178,242
BALANCE AT JUNE 30, 2012	8,518,764	$425,938	$36,466,644	$59,598,212	$285,848	$96,776,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,026,813	$6,642,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,124,254	1,034,140
Share-based compensation	223,062	249,316
Deferred income taxes	68,375	661,389
Goodwill impairment	—	1,271,986
(Gain) loss on sale of assets	(89,542)	9,984
Excess tax benefit from stock based payments	(67,932)	(23,227)
Changes in assets and liabilities:
Trade receivables	(790,154)	(14,682,075)
Inventories	(5,060,313)	(2,208,145)
Prepaid income taxes	313,120	296,586
Other assets	368,680	101,517
Accounts payable	818,696	2,521,963
Accrued compensation and benefits	(2,526,956)	(165,456)
Other accrued expenses	(323,490)	(296,517)
Income taxes payable	84,710	568,899
Net cash used in operating activities	(4,830,677)	(4,017,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,213,458)	(968,912)
Purchases of investments	(8,734,935)	(10,575,526)
Proceeds from the sale of fixed assets	97,222	2,745
Proceeds from the sale of investments	9,440,039	11,950,000
Net cash (used in) provided by investing activities	(411,132)	408,307

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,639,201)	(2,527,555)
Mortgage principal payments	(210,035)	(196,206)
Proceeds from issuance of common stock	219,978	125,953
Excess tax benefit from stock based payments	67,932	23,227
Payment of contingent consideration related to acquisition	(43,639)	—
Purchase of common stock	(207,102)	—
Net cash used in financing activities	(2,812,067)	(2,574,581)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	3,514	7,232

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,050,362)	(6,176,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,515,710	16,787,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,465,348	$10,611,380

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$54,171	$3,255,766
Interest paid	70,793	78,210
Dividends declared not paid	1,366,082	1,268,723

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2012 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2012 and 2011 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended June 30, 2012 are not necessarily indicative of operating results for the entire year.

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

Cash Equivalents and Investments

For purposes of the condensed consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2012, the Company had $14.5 million in cash and cash equivalents. Of this amount, $0.6 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds.

The remainder of the Company’s cash and cash equivalents is deposited at banks. The FDIC insures deposits at banks up to $250,000 per account. The Company’s cash and cash equivalents are held at large, well-established financial institutions and the Company believes any risk associated with uninsured balances is remote.

The Company had $22.8 million in investments, which consist of certificates of deposit, commercial paper, corporate notes and bonds, and municipal bonds that were purchased in the public markets and are classified as available-for-sale at June 30, 2012. Of the $22.8 million in investments, $17.8 million mature in 12 months or less and are classified as current assets. Available-for-sale investments are reported at fair value with unrealized gains and losses net of tax excluded from operations and reported as a separate component of stockholders’ equity (See Accumulated Other Comprehensive Income below).

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30 2012	December 31 2011
Foreign currency translation	$(297,714)	$(337,597)
Unrealized gain (loss) on available-for-sale investments	3,000	(2,633)
Minimum pension liability	580,562	447,836
	$285,848	$107,606

NOTE 2 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2012. The ESPP is considered compensatory under current rules. At June 30, 2012, after giving effect to the shares issued as of that date, 59,477 shares remain available for purchase under the ESPP.

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

During the second quarter of 2012, the Company granted restricted stock units totaling 25,879 units to the Company’s seven non-employee directors with the restricted stock units issued to each director having a value of $40,000 based on the closing price of the Company’s stock on May 22, 2012. These restricted stock units vest after one year and are issued as stock after another year.

At June 30, 2012, 765,008 shares remained available for future issuance under the 2011 Incentive Plan.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant.

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

In addition, during 2011, prior to amending the Stock Plan to prohibit future awards, key employees were granted deferred stock awards covering 16,092 shares tied to achievement against performance goals in 2010 under the Company’s long term incentive plan. To the extent earned, the deferred stock will be paid out in the first quarter of 2014 to key employees still employed by the Company at that time. The Company also granted deferred stock awards covering 77,588 shares to key employees under the Company’s long term incentive plan tied to achievement against performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still employed by the Company at that time. During 2011, the Company also granted deferred stock awards of up to 12,156 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2011 quarterly or annual revenue targets. The number of shares earned by the respective executive employees was paid out in the first quarter of 2012.

At June 30, 2012, after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 155,948 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2012.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2011 to June 30, 2012:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	(12,000)	7.13
Canceled	(5,890)	10.58
Outstanding – June 30, 2012	311,153	12.05	5.49 years

Exercisable at June 30, 2012	162,550	$10.71	4.75 years
Expected to vest at June 30, 2012	308,405	12.04	5.49 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2012 was $182,000. The intrinsic value of all options exercised during the six months ended June 30, 2012 was $59,000. Net cash proceeds from the exercise of all stock options were $86,000 and $73,000 for the six months ended June 30, 2012 and 2011, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2011 to June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2011	71,849	$15.14
Granted	103,698	13.53
Vested	—	—
Canceled	(5,221)	14.41
Outstanding – June 30, 2012	170,326	14.17

Compensation Expense

Share-based compensation expense recognized for the six-month period ended June 30, 2012 was $223,000 before income taxes and $145,000 after income taxes. Share-based compensation expense recognized for the six month period ended June 30, 2011 was $249,000 before income taxes and $162,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,011,000 at June 30, 2012. Excess tax benefits from the exercise of stock options and issuance of restricted stock included in financing cash flows for the six month periods ended June 30, 2012 and 2011 were $68,000 and $23,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 3 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30 2012	December 31 2011
Finished goods	$18,122,027	$14,010,071
Raw and processed materials	12,937,905	11,975,932
Total	$31,059,932	$25,986,003

NOTE 4 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,094,000, with cash acquired totaling $862,000. The purchase price includes initial consideration of $3,271,000, deferred consideration of $466,000 to be paid out no later than two years from the acquisition date, $656,000 in working capital adjustments, and $701,000 in contingent consideration. The Company has agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to paid out no later than two years from the acquisition date. Although the maximum contingent consideration is $818,000, the Company has recognized $701,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration has been calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At June 30, 2012, the Company had estimated liabilities of $972,000 related to outstanding consideration payments.

The assets and liabilities of Patapsco were recorded at their respective fair values in the consolidated balance sheet within the Transition Networks segment as of the acquisition date. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been allocated as follows:

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 and 2011 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2011	$1,271,986	$3,288,231	$4,560,217

Impairment loss	(1,271,986)		(1,271,986)
Acquisition		2,702,340	2,702,340
			—
June 30, 2011	$—	$5,990,571	$5,990,571

January 1, 2012	$—	$5,990,571	$5,990,571

June 30, 2012	$—	$5,990,571	$5,990,571

Gross goodwill	$1,271,986	$5,990,571	$7,262,557
Accumulated impairment loss	$(1,271,986)		(1,271,986)
Balance at June 30, 2012	$—	$5,990,571	$5,990,571

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(10,224)	(3,711)	67,850
Customer relationships	490,707	(42,941)	(22,263)	425,503
Technology	228,996	(40,078)	(10,389)	178,529
	801,488	(93,243)	(36,363)	671,882

Amortization expense on these identifiable intangible assets was $51,000 in 2012. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2012 and 2011, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2012	2011
Beginning Balance	$634,000	$616,000
Actual warranty costs paid	(145,000)	(124,000)
Amounts charged to expense	98,000	93,000
Ending balance	$587,000	$585,000

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

At June 30, 2012 there was $355,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and the years 2007-2010 remain open to examination by various state tax departments. The tax years from 2008-2010 remain open in Costa Rica.

The Company’s effective income tax rate was 33.3% for the first six months of 2012. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions. The effect of the foreign operations is an overall rate decrease of approximately (3.9%) for the six months ended June 30, 2012. There were no additional uncertain tax positions identified in the second quarter of 2012. There were no additional uncertain tax positions identified in the second quarter of 2012. The Company’s effective income tax rate for the six months ended June 30, 2011 was 42%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and goodwill impairment not deductible for U.S. income tax purposes.

NOTE 9 – SEGMENT INFORMATION

Effective January 1, 2012, the Company realigned its business operations. As a result of the realignment, the Company consolidated the Austin Taylor operations within its Suttle business unit. Following this realignment, the Company classifies its businesses into three segments as follows:

•	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;
•

Transition Networks manufactures network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment.

Our non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues. To conform to the 2012 presentation, the Company has reclassified 2011 segment information to present the Austin Taylor operations within Suttle’s business unit.

Information concerning the Company’s continuing operations in the various segments for the three and six month periods ended June 30, 2012 and 2011 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended June 30, 2012:
Sales	$10,347,556	$14,029,507	$1,184,195	$—	$25,561,258
Cost of sales	7,850,557	6,228,019	826,799	—	$14,905,375
Gross profit	2,496,999	7,801,488	357,396	—	10,655,883
Selling, general and administrative expenses	2,205,227	$5,569,837	529,147	994,070	$9,298,281
Operating income (loss)	$291,772	$2,231,651	$(171,751)	$(994,070)	$1,357,602

Depreciation and amortization	$239,636	$199,060	$27,836	$73,032	$539,564

Capital expenditures	$262,689	$77,194	$4,595	$187,881	$532,359

Assets at June 30, 2012	$28,333,064	$35,613,341	$2,356,158	$47,014,305	$113,316,868

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended June 30, 2011:
Sales	$9,049,714	$32,377,988	$4,001,982	$—	$45,429,684
Cost of sales	7,009,544	17,839,905	2,124,650	—	26,974,099
Gross profit	2,040,170	14,538,083	1,877,332	—	18,455,585
Selling, general and administrative expenses	1,922,708	5,896,959	488,125	1,622,968	9,930,760
Goodwill impairment	1,271,986	—	—	—	1,271,986
Operating income (loss)	$(1,154,524)	$8,641,124	$1,389,207	$(1,622,968)	$7,252,839

Depreciation and amortization	$256,880	$174,606	$28,818	$74,614	$534,918

Capital expenditures	$355,388	$159,554	$1,324	$9,043	$525,309

Assets at June 30, 2011	$23,207,387	$46,946,405	$3,936,889	$41,940,702	$116,031,383

SEGMENT INFORMATION - SIX MONTHS

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six months ended June 30, 2012:
Sales	$20,924,860	$26,967,699	$1,912,620	$—	$49,805,179
Cost of sales	15,526,519	12,356,855	1,317,295	—	$29,200,669
Gross profit	5,398,341	14,610,844	595,325	—	20,604,510
Selling, general and administrative expenses	4,573,668	11,192,074	1,114,115	2,236,606	$19,116,463
Operating income (loss)	$824,673	$3,418,770	$(518,790)	$(2,236,606)	$1,488,047

Depreciation and amortization	$483,661	$440,496	$54,927	$145,170	$1,124,254

Capital expenditures	$665,588	$159,645	$14,691	$373,534	$1,213,458

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six months ended June 30, 2011:
Sales	$19,736,896	$48,933,885	$7,781,706	$—	$76,452,487
Cost of sales	14,972,262	25,419,133	4,277,018	—	$44,668,413
Gross profit	4,764,634	23,514,752	3,504,688	—	31,784,074
Selling, general and administrative expenses	4,042,899	11,229,352	1,000,945	2,844,774	$19,117,970
Goodwill impairment	1,271,986		—		1,271,986
Operating income (loss)	$(550,251)	$12,285,400	$2,503,743	$(2,844,774)	$11,394,118

Depreciation and amortization	$485,794	$341,761	$57,306	$149,279	$1,034,140

Capital expenditures	$597,389	$351,105	$11,375	$9,043	$968,912

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans were:

	Six months Ended June 30
	2012	2011
Service cost	$18,000	24,000
Interest cost	121,000	134,000
Expected return on plan assets	(135,000)	(127,000)
Amortization of prior service cost	23,000	—
	$27,000	$31,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 39,841 and 28,008 shares for the three and six month periods ended June 30, 2012. The dilutive effect of stock options for the three and six month periods ended June 30, 2011 was 77,263 shares and 55,741 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. All options were included because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 148,748 shares were not included because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011, are summarized below:

	June 30, 2012

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$643,246	$—	$—	$643,246
Subtotal	643,246	—	—	643,246

Short-term investments:
Certificates of deposit	—	15,181,788	—	15,181,788
Municipal Notes/Bonds	—	1,000,794	—	1,000,794
Commercial Paper	—	1,631,535	—	1,631,535
Subtotal	—	17,814,117	—	17,814,117

Long-term investments:
Certificates of deposit	—	933,589	—	933,589
Corporate Notes/Bonds	—	4,071,934	—	4,071,934
Subtotal	—	5,005,523	—	5,005,523

Current Liabilities:
Accrued Consideration			(971,681)	(971,681)
Subtotal	—	—	(971,681)	(971,681)

Total	$643,246	$22,819,641	$(971,681)	$22,491,206

	December 31, 2011

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$829,881	$—	$—	$829,881
Subtotal	829,881	—	—	829,881

Short-term investments:
Certificates of deposit	—	18,635,601	—	18,635,601
Subtotal	—	18,635,601	—	18,635,601

Long-term investments:
Certificates of deposit	—	4,883,510	—	4,883,510
Subtotal	—	4,883,510	—	4,883,510

Current Liabilities:
Accrued Consideration			(1,002,623)	(1,002,623)
Subtotal	—	—	(1,002,623)	(1,002,623)

Total	$829,881	$23,519,111	$(1,002,623)	$23,346,369

The estimated fair value of remaining contingent consideration as of June 30, 2012 was approximately $972,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. There was not a significant change in either the estimated contingent consideration fair value or the fair value inputs during the first half of 2012. Any change in our estimated liability for contingent consideration will increase or decrease operating income in future periods.

There were no transfers between levels during the six months ended June 30, 2012.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;

•

Transition Networks manufactures network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment.

For the three months ended June 30, 2012, the Company had revenues of $25.6 million and net income of $972,000 or $0.11 per diluted share compared to 2011 second quarter revenues of $45.4 million and net income of $4.1 million or $0.48 per diluted share. For the six months ended June 30, 2012, the Company had revenues of $49.8 million and net income of $1,027,000 or $0.12 per diluted share compared to 2011 six-month revenues of $76.5 million and net income of $6.6 million or $0.78 per diluted share.

As the Company discussed in reporting its 2011 interim and full year results, its strong 2011 financial performance was bolstered by large projects in its Transition Networks and JDL business units, making year-over-year comparisons more challenging. The significant decrease in the revenue and net income for the three and six-month periods from the 2011 periods is primarily due to a large, one-time 2011 Transition Networks project that generated $19.4 million of revenue in the 2011 second quarter. The Company continues to face a difficult 2012 economic environment, primarily related to lower government spending, which is affecting both its Transition Networks and JDL business units.

Excluding the revenues from this one-time project, Transition Networks 2012 second quarter revenues increased $916,000 or 8% over the 2011 second quarter. Transition Networks is working to increase revenue in its focus markets, including the service provider market and continues to have success with Telcos that provide business Ethernet services. The July 2011 addition of Patapsco has helped to expand its capacity to serve the mobile backhaul space. The Company expects growth in this space and continues to invest in product development to support it.

JDL’s 2012 revenues decreased 70.2% as it completed a large contract for the Broward Country School District in the third quarter of 2011. JDL continues to support this school district, and is working to acquire new school districts and universities and expanding its products and services to small- and medium-sized businesses to implement new technologies such as virtualization and migration to the cloud. In the second quarter, JDL received new orders from the 4th largest school district in the U.S., the Miami-Dade County Public School District (M-DCPS) to provide the hardware to M-DCPS for wireless connectivity.

The improving housing market, especially for multi-tenant dwelling units, and Suttle’s strong position within its customer base enabled it to increase revenues from its structured wiring products and to increase by $1.3 million or 14% over the second quarter of 2011. Suttle is also having success penetrating new opportunities with copper and fiber connectivity products within its existing customer base as well as gaining new customers in Latin America, Europe and the Middle East. Suttle’s Costa Rica facility is growing to support customers globally with production and has added engineering resources to support new product development. In the quarter, the Company used cash to build Suttle products to support new orders.

While the Company has reduced some general and administrative costs, it continues to invest in its business to target opportunities in its core markets as it pursues new opportunities in its global customer base and expands into new markets. The Company’s ongoing implementation of its enterprise resource planning (ERP) system is proceeding well. This new system will standardize all of the Company business units on one system, bringing efficiencies to product development, manufacturing, delivering services and back office support.

Despite some near-term economic uncertainty in some areas such as government spending, the Company remains optimistic about its long-term prospects and will continue to invest in areas that will enable it to be successful in its target markets.

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;
•	possible lower future sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully control operating expenses in our business units;
•	the general health of the telecom sector;
•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments;
•	our ability to successfully and profitability integrate our acquisitions, including our July 27, 2011 acquisition of Patapsco;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	the dependence of our Transition Networks business unit on federal government spending;

•	government funding of education technology spending; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended June 30, 2012 Compared to
Three Months Ended June 30, 2011

Consolidated sales decreased 44% in 2012 to $25,561,000 compared to $45,430,000 in 2011. Consolidated operating income in 2012 decreased to $1,358,000 compared to $7,253,000 in the second quarter of 2011. Net income in 2012 decreased to $972,000 compared to $4,085,000 in the second quarter of 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor operations are now included within the Suttle business unit. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales increased 14% in the second quarter of 2012 to $10,348,000 compared to $9,050,000 in the same period of 2011 due to increases in new multi-dwelling unit construction in the US housing market and revenue from multiple new product contracts. Sales by customer groups in the second quarter of 2012 and 2011 were:

	Suttle Sales by Customer Group
	2012	2011
Major telephone companies	$7,735,000	$5,760,000
Distributors	1,391,000	1,080,000
International	1,184,000	2,178,000
Other	38,000	32,000
	$10,348,000	$9,050,000

Suttle’s sales by product groups in second quarter of 2012 and 2011 were:

	Suttle Sales by Product Group
	2012	2011
Modular connecting products	$3,242,000	$2,711,000
Structured cabling products	4,203,000	2,460,000
DSL products	1,707,000	2,357,000
Other products	1,196,000	1,522,000
	$10,348,000	$9,050,000

Sales to the major telephone companies increased 34% in 2012 due to an increase in new multi-dwelling unit construction within the US housing market and revenue from multiple new product contracts. Sales to these customers accounted for 75% of Suttle’s sales in the second quarter of 2012 compared to 64% of sales in 2011. Sales to distributors increased 29% in 2012 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 13% and 12% of sales in the second quarters of 2012 and 2011, respectively. International sales decreased 46% and accounted for 11% of Suttle’s second quarter 2012 sales, due to reduction in DSL sales to a large customer.

Modular connecting products sales have increased 20% due to an increase in new multi-dwelling unit construction in the US housing market. Sales of structured cabling products increased 71% due to an increase in new multi-dwelling unit construction market. Sales of DSL products decreased 28% due to the maturation of the U.S. DSL market and the order cycle of major customers.

Suttle’s gross margin increased 22% in the second quarter of 2012 to $2,497,000 compared to $2,040,000 in the same period of 2011. Gross margin as a percentage of sales increased to 24% in 2012 from 23% in 2011 due to product mix changes. Selling, general and administrative expenses increased $282,000 or 15% in the second quarter of 2012 compared to the same period in 2011, due to increased spending in the Company’s technology development and market expansion initiatives. Suttle’s operating income was $292,000 in the second quarter of 2012 compared to an operating loss of $1,155,000 in 2011 due to a goodwill impairment charge of $1,272,000 in the second quarter of 2011.

Transition Networks

Transition Networks sales decreased 57% to $14,030,000 in the second quarter of 2012 compared to $32,378,000 in 2011 due to $19,387,000 in revenue from a one-time large network upgrade project with a Fortune 500 company in the second quarter of 2011. Revenues excluding this major project increased 8% or $1,039,000 as compared to the second quarter of 2011.

Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2012	2011
North America	$10,614,000	$29,082,000
Europe, Middle East, Africa (“EMEA”)	1,328,000	1,497,000
Rest of world	2,088,000	1,799,000
	$14,030,000	$32,378,000

The following table summarizes Transition Networks’ 2012 and 2011 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2012	2011
Media converters	$9,284,000	$27,797,000
Ethernet switches	1,228,000	1,238,000
Ethernet adapters	336,000	605,000
Other products	3,182,000	2,738,000
	$14,030,000	$32,378,000

Sales in North America decreased 64% or $18,468,000 due to a one-time large network upgrade project with a Fortune 500 company in the second quarter of 2011 noted above. This also caused the decrease in revenue from sales of media converters. International sales increased $120,000, or 4%, due to increased project activity in the rest of world, specifically within south-east Asia.

Gross margin on second quarter Transition Networks’ sales decreased 46% to $7,801,000 in 2012 from $14,538,000 in 2011. Gross margin as a percentage of sales increased to 56% in 2012 as compared to 45% in 2011 due to volume discounts given in 2011 for the large network upgrade project with a Fortune 500 company described above. Selling, general and administrative expenses decreased 6% to $5,570,000 in 2012 compared to $5,897,000 in 2011 due to cost reduction measures during the quarter. Operating income decreased to $2,232,000 in 2012 compared to $8,641,000 in 2011.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 70% to $1,184,000 in the second quarter of 2012 compared to $4,002,000 in 2011.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2012	2011
Broward County FL schools	$701,000	$3,833,000
All other	483,000	169,000
	$1,184,000	$4,002,000

Revenues earned in Broward County, Florida decreased $3,132,000 or 82% in the second quarter 2012. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $314,000 due to JDL’s concentrated effort to expand its market focus.

JDL gross margin decreased 81% to $357,000 in the second quarter of 2012 compared to $1,877,000 in the same period in 2011. Gross margin as a percentage of sales decreased to 30% in 2012 from 47% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the prior year quarter. Selling, general and administrative expenses increased in 2012 to $529,000 compared to $488,000 in 2011 due to increased sales and marketing expenses as JDL has expanded its market focus. JDL reported an operating loss of $172,000 in the second quarter of 2012 compared to operating income of $1,389,000 in the same period of 2011.

Other

The Company’s income before income taxes decreased to $1,445,000 in 2012 compared to $7,265,000 in 2011. The Company’s effective income tax rate was 33% in 2012 and 44% in 2011. This effective rate differs from the standard rate of 35% due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Six Months Ended June 30, 2012 Compared to
Six Months Ended June 30, 2011

Consolidated sales decreased 35% in 2012 to $49,805,000 compared to $76,452,000 in 2011. Consolidated operating income in 2012 decreased to $1,488,000 compared to $11,394,000 in the first six months of 2011. Net income in 2012 decreased to $1,027,000 compared to $6,643,000 in the first six months of 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor operations are now included within the Suttle business unit. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales increased 6% in the first six months of 2012 to $20,925,000 compared to $19,737,000 in the same period of 2011. Sales by customer groups in the first six months of 2012 and 2011 were:

	Suttle Sales by Customer Group
	2012	2011
Major telephone companies	$15,185,000	$12,635,000
Distributors	2,819,000	2,228,000
International	2,695,000	4,596,000
Other	226,000	278,000
	$20,925,000	$19,737,000

Suttle’s sales by product groups in first six months of 2012 and 2011 were:

	Suttle Sales by Product Group
	2012	2011
Modular connecting products	$6,477,000	$6,262,000
Structured cabling products	8,243,000	5,378,000
DSL products	3,612,000	5,316,000
Other products	2,593,000	2,781,000
	$20,925,000	$19,737,000

Sales to the major telephone companies increased 20% in 2012 due to an increase in new multi-dwelling unit construction in the US housing market and contribution from new product contracts. Sales to these customers accounted for 73% of Suttle’s sales in the first six months of 2012 compared to 64% of sales in the same period in 2011. Sales to distributors increased 27% in 2012 primarily due to increase in activity in the US housing market. This customer segment accounted for 13% and 11% of sales in the first six months of 2012 and 2011, respectively. International sales decreased 41% and accounted for 13% of Suttle’s first six months 2012 sales due to reduction in DSL sales to a large customer.

Modular connecting products sales have increased 3% due to an increase in new multi-dwelling unit construction in the US housing market. Sales of structured cabling products increased 53% due to increased construction activity in the multi-dwelling unit space in specific regions in the U.S. Sales of DSL products decreased 32% due to the maturation of the U.S. DSL market and order cycles of major customers.

Suttle’s gross margin increased 13% in the first six months of 2012 to $5,398,000 compared to $4,765,000 in the same period of 2011. Gross margin as a percentage of sales increased to 26% in 2012 from 24% in 2011 due to product mix changes. Selling, general and administrative expenses increased $531,000 or 13% in the first six months of 2012 compared to the same period in 2011, due to an increase in spending in the technology development and market expansion initiative. Suttle’s operating income was $825,000 in the first six months of 2012 compared to an operating loss of $550,000 in 2011 due to a goodwill impairment charge of $1,272,000 in the second quarter of 2011.

Transition Networks

Transition Networks sales decreased 45% to $26,968,000 in the first six months of 2012 compared to $48,934,000 in 2011 due to $19,387,000 in revenue from a one-time large network upgrade project with a Fortune 500 company in the second quarter of 2011 and a slowdown in Federal Government spending.

First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2012	2011
North America	$19,942,000	$42,300,000
Europe, Middle East, Africa (“EMEA”)	3,056,000	3,329,000
Rest of world	3,970,000	3,305,000
	$26,968,000	$48,934,000

The following table summarizes Transition Networks’ 2012 and 2011 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2012	2011
Media converters	$17,968,000	$39,426,000
Ethernet switches	2,447,000	2,274,000
Ethernet adapters	1,543,000	2,901,000
Other products	5,010,000	4,333,000
	$26,968,000	$48,934,000

Sales in North America decreased 53% or $22,538,000 due to revenue from a one-time large network upgrade project with a Fortune 500 company in the second quarter of 2011 as noted above. This also caused the decrease in revenue from sales of media converters. Other vertical markets, especially the Federal Government market in the United States, continued to record lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $392,000, or 6% due to increased project activity in the rest of world, specifically within south-east Asia.

Gross margin on the first six months of Transition Networks’ sales decreased to $14,611,000 in 2012 from $23,515,000 in 2011. Gross margin as a percentage of sales increased to 54% in 2012, compared to 48% in the 2011 period, due to volume discounts in the prior year on an upgrade project with the Fortune 500 Company described above. Selling, general and administrative expenses remained flat at $11,192,000 in 2012 compared to $11,229,000 in 2011 due to cost reduction measures taken in the second quarter offset by additional administrative costs in our United Kingdom facility. Operating income decreased to $3,419,000 in 2012 compared to $12,285,000 in 2011.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 75% in the first six months of 2012 to $1,913,000 compared to $7,782,000 in 2011.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2012	2011
Broward County FL schools	$1,182,000	$7,570,000
All other	731,000	212,000
	$1,913,000	$7,782,000

Revenues earned in Broward County FL decreased $6,388,000 or 84% in 2012. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $519,000 due to JDL’s concentrated effort to expand its market focus.

JDL gross margin decreased 83% to $595,000 in the first six months of 2012 compared to $3,505,000 in the same period in 2011. Gross margin as a percentage of sales decreased to 31% in 2012 from 45% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the first half of the prior year. Selling, general and administrative expenses increased 11% in 2012 to $1,114,000 compared to $1,001,000 in 2011 due to increased sales and marketing expenses as JDL has expanded its market focus. JDL reported an operating loss of $519,000 in the first six months of 2012 compared to operating income of $2,504,000 in the same period of 2011.

Other

Income before income taxes decreased to $1,539,000 in 2012 compared to $11,425,000 in 2011. The Company’s effective income tax rate was 33% in 2012 as compared to 42% in 2011. This effective rate was lower than the standard rate of 35% due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Liquidity and Capital Resources

As of June 30, 2012, the Company had approximately $37,285,000 in cash, cash equivalents and investments. Of this amount, $643,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $22,820,000 in investments consisting of certificates of deposit, commercial paper, corporate notes and bonds, and municipal bonds that are traded on the open market and are classified as available-for-sale at June 30, 2012.

The Company had current assets of approximately $86,264,000 and current liabilities of $12,862,000 at June 30, 2012 compared to current assets of $89,946,000 and current liabilities of $15,388,000 at December 31, 2011.

Cash flow used in operating activities was approximately $4,831,000 in the first half of 2012 compared to $4,017,000 used by operations in the same period of 2011. Significant working capital changes from December 31, 2011 to June 30, 2012 included a decrease in accrued compensation and benefits of $2,527,000 related to the payment of the Company’s annual and long term compensation during the first quarter and an increase in inventories of $5,060,000 due to high production levels related to increased orders and new product initiatives within one of our business segments.

Net cash used in investing activities was $411,000 in the first half of 2012 compared to $408,000 in cash provided in the same period of 2011. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities.

Net cash used by financing activities was $2,812,000 in the first half of 2012 compared to $2,575,000 in the same period of 2011. Cash dividends paid on common stock increased to $2,639,000 in 2012 ($0.32 per common share) from $2,528,000 in 2011 ($0.30 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $220,000 in 2012 and $126,000 in 2011. The Company purchased and retired 19,247 shares in 2012 and none in 2011. At June 30, 2012, Board of Director authority to purchase approximately 462,691 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.6% at June 30, 2012). There were no borrowings on the line of credit during the first six months of 2012 or 2011. The credit agreement expires October 31, 2013 and is secured by assets of the Company.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $210,000 during 2012. The outstanding balance on the mortgage was $1,792,000 at June 30, 2012.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2011 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended June 30, 2012.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2012 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending June 30, 2012, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2012	—	—	—	481,938
May 2012	—	—	—	481,938
June 2012	19,247	$10.76	19,247	462,691
Total	19,247	$10.76	19,247	462,691

(1)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated August 8, 2012 announcing 2012 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ William G. Schultz
William G. Schultz
Date:	August 9, 2012		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date:	August 9, 2012		Chief Financial Officer