Form 10-Q
period 2012-09-30
COMMUNICATIONS SYSTEMS INC
filed 2012-11-08
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________________

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
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2012
Common Stock, par value $.05 per share	NASDAQ	8,474,896

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2012	December 31 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,764,399	$22,515,710
Investments	14,539,329	18,635,601
Trade accounts receivable, less allowance for doubtful accounts of $127,000 and $175,000, respectively	16,595,830	14,461,168
Inventories	28,545,543	25,986,003
Prepaid income taxes	3,002,741	3,893,003
Other current assets	1,031,610	999,863
Deferred income taxes	3,408,446	3,455,047
TOTAL CURRENT ASSETS	81,887,898	89,946,395
PROPERTY, PLANT AND EQUIPMENT, net	14,447,206	14,019,019
OTHER ASSETS:
Investments	7,063,147	4,883,510
Goodwill	5,958,768	5,990,571
Prepaid pensions	1,084,631	905,552
Other assets	841,978	913,869
TOTAL OTHER ASSETS	14,948,524	12,693,502
TOTAL ASSETS	$111,283,628	$116,658,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$449,741	$427,345
Accounts payable	3,621,047	4,398,848
Accrued compensation and benefits	2,657,401	5,870,000
Accrued consideration	535,378	1,002,623
Other accrued liabilities	2,244,214	2,388,867
Dividends payable	1,448,145	1,299,963
TOTAL CURRENT LIABILITIES	10,955,926	15,387,646
LONG TERM LIABILITIES:
Long-term compensation plans	434,304	283,075
Income taxes payable	314,266	405,673
Deferred income taxes	1,560,286	1,476,969
Long term debt - mortgage payable	1,234,832	1,574,993
TOTAL LONG-TERM LIABILITIES	3,543,688	3,740,710

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,517,212 and 8,466,774 shares issued and outstanding, respectively	425,861	423,339
Additional paid-in capital	36,621,705	35,533,273
Retained earnings	59,308,260	61,466,342
Accumulated other comprehensive income, net of tax	428,188	107,606
TOTAL STOCKHOLDERS’ EQUITY	96,784,014	97,530,560

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,283,628	$116,658,916

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales from operations	$28,687,687	$41,984,570	$78,492,866	$118,437,057

Costs and expenses:
Cost of sales	17,927,814	25,429,300	47,128,483	70,097,713
Selling, general and administrative expenses	9,053,164	10,071,408	28,169,627	29,189,378
Goodwill impairment	0	0	0	1,271,986
Total costs and expenses	26,980,978	35,500,708	75,298,110	100,559,077

Operating income	1,706,709	6,483,862	3,194,756	17,877,980

Other income (expense):
Investment and other income	(8,342)	138,990	24,830	275,852
Gain (loss) on sale of assets	(1,740)	5,310	87,801	(4,674)
Interest and other expense	(33,187)	(53,256)	(104,918)	(149,107)
Other income (expense), net	(43,269)	91,044	7,713	122,071

Income before income taxes	1,663,440	6,574,906	3,202,469	18,000,051

Income tax expense	544,098	2,845,269	1,056,316	7,627,910

Net income	1,119,342	3,729,637	2,146,153	10,372,141

Other comprehensive income, net of tax:
Additional minimum pension liability adjustments	4,671	(8,534)	137,397	(26,952)
Unrealized gains (losses) on available-for-sale securities	33,855	(5,094)	39,488	(30,510)
Foreign currency translation adjustment	103,814	(112,581)	143,697	(44,480)
Total other comprehensive income (loss), net of tax	142,340	(126,209)	320,582	(101,942)
Comprehensive net income	$1,261,682	$3,603,428	$2,466,735	$10,270,199

Basic net income per share:	$0.13	$0.44	$0.25	$1.23

Diluted net income per share:	$0.13	$0.44	$0.25	$1.22

Average Basic Shares Outstanding	8,520,469	8,460,625	8,505,571	8,442,812
Average Dilutive Shares Outstanding	8,532,534	8,530,187	8,528,523	8,500,022
Dividends per share	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2011	8,466,774	$423,339	$35,533,273	$61,466,342	$107,606	$97,530,560
Net income				2,146,153		2,146,153
Issuance of common stock under Employee Stock Purchase Plan	9,610	481	123,472			123,953
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,807	506,391			508,198
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	84,983			85,583
Issuance of common stock under Executive Stock Plan	16,156	808	39,503			40,311
Tax benefit from non-qualified stock options and restricted stock			67,932			67,932
Share-based compensation			366,574			366,574
Purchase of common stock	(23,473)	(1,174)	(100,423)	(151,050)		(252,647)
Shareholder dividends				(4,153,185)		(4,153,185)
Other comprehensive income					320,582	320,582
BALANCE AT SEPTEMBER 30, 2012	8,517,212	$425,861	$36,621,705	$59,308,260	$428,188	$96,784,014

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,146,153	$10,372,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,636,887	1,571,423
Share-based compensation	366,574	413,332
Deferred income taxes	129,918	973,817
Goodwill impairment	—	1,271,986
Change in fair value of acquisition-related contingent consideration	(161,644)	—
(Gain) loss on sale of assets	(87,801)	4,674
Excess tax benefit from stock based payments	(67,932)	(23,227)
Changes in assets and liabilities:
Trade receivables	(2,101,517)	(3,664,939)
Inventories	(2,493,891)	(609,224)
Prepaid income taxes	890,067	(273,981)
Other assets	(2,815)	21,595
Accounts payable	(797,081)	(1,357,506)
Accrued compensation and benefits	(2,554,475)	(99,861)
Other accrued expenses	(109,789)	(288,821)
Income taxes payable	(23,475)	(59,368)
Net cash (used in) provided by operating activities	(3,230,821)	8,252,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,047,771)	(1,635,893)
Purchases of investments	(13,599,917)	(16,156,015)
Acquisition of business, net of cash acquired	—	(2,408,910)
Proceeds from the sale of fixed assets	161,663	8,055
Proceeds from the sale of investments	15,556,039	19,174,385
Net cash provided by (used in) investing activities	70,014	(1,018,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,005,003)	(3,795,989)
Mortgage principal payments	(317,765)	(296,844)
Proceeds from issuance of common stock	249,847	177,609
Excess tax benefit from stock based payments	67,932	23,227
Payment of contingent consideration related to acquisition	(357,879)	—
Purchase of common stock	(252,647)	—
Net cash used in financing activities	(4,615,515)	(3,891,997)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	25,011	(44,619)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,751,311)	3,297,047

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,515,710	16,787,558

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,764,399	$20,084,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$74,508	$6,996,908
Interest paid	103,945	121,615
Dividends declared not paid	1,363,430	1,269,155
Acquisition costs in accrued expenses	—	1,681,367

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2012 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended September 30, 2012 and 2011 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended September 30, 2012 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30 2012	December 31 2011
Foreign currency translation	$(193,900)	$(337,597)
Unrealized gain (loss) on available-for-sale investments	36,855	(2,633)
Minimum pension liability	585,233	447,836
	$428,188	$107,606

NOTE 2 – CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash, cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2012 and December 31, 2011:

	September 30, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash and cash equivalents:
Cash	$12,832,100	$—	$—	$12,832,100	$12,832,100	$—	$—
Money Market funds	1,932,299			1,932,299	1,932,299
Subtotal	14,764,399	—	—	14,764,399	14,764,399	—	—

Investments:
Certificates of deposit	12,064,679	4,720	(3,573)	12,065,826		11,166,760	899,066
Corporate Notes/Bonds	6,868,754	27,956	(703)	6,896,007		731,926	6,164,081
Municipal Notes/Bonds	1,002,769		(2,339)	1,000,430		1,000,430
Commercial Paper	1,635,183	5,030	—	1,640,213		1,640,213
Subtotal	21,571,385	37,706	(6,615)	21,602,476	—	14,539,329	7,063,147

Total	$36,335,784	$37,706	$(6,615)	$36,366,875	$14,764,399	$14,539,329	$7,063,147

	December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash and cash equivalents:
Cash	$21,685,829	$—	$—	$21,685,829	$21,685,829	$—	$—
Money Market funds	829,881			829,881	829,881
Subtotal	22,515,710	—	—	22,515,710	22,515,710	—	—

Investments:
Certificates of deposit	23,527,506	8,213	(16,608)	23,519,111		18,635,601	4,883,510
Subtotal	23,527,506	8,213	(16,608)	23,519,111	—	18,635,601	4,883,510

Total	$46,043,216	$8,213	$(16,608)	$46,034,821	$22,515,710	$18,635,601	$4,883,510

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of September 30, 2012 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of September 30, 2012.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2012:

	Amortized Cost	Estimated Market Value

Due within one year	$14,533,198	$14,539,329
Due after one year through five years	7,038,187	7,063,147
	$21,571,385	$21,602,476

The Company did not recognize any gross realized gains and gross realized losses were immaterial during the nine-month periods ending September 30, 2012 and 2011, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2012. The ESPP is considered compensatory under current rules. At September 30, 2012, after giving effect to the shares issued as of that date, 56,803 shares remain available for purchase under the ESPP.

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

During the first quarter of 2012, stock options covering 92,223 shares were awarded to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 94,242 shares to key employees during the first quarter under the Company’s long-term incentive plan for performance over the 2012 to 2014 period. The actual number of shares of deferred stock, if any, that are earned by the respective employees will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2014 and the shares earned will be issued in the first quarter of 2015 to those key employees still with the Company at that time. The Company also granted deferred stock awards of up to 9,456 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2012 quarterly or annual revenue targets. The shares earned by the respective executive employees will be issued no later than the first quarter of 2013.

During the second quarter of 2012, the Company granted restricted stock units totaling 25,879 units to the Company’s seven non-employee directors with the restricted stock units issued to each director having a value of $40,000 based on the closing price of the Company’s stock on May 22, 2012. These restricted stock units vest after one year and are issued as stock after another year.

At September 30, 2012, 764,721 shares remained available for future issuance under the 2011 Incentive Plan.

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

In addition, during 2011, prior to amending the Stock Plan to prohibit future awards, key employees were granted deferred stock awards covering 16,092 shares tied to achievement against performance goals in 2010 under the Company’s long term incentive plan. To the extent earned, the deferred stock will be issued in the first quarter of 2014 to key employees still employed by the Company at that time. The Company also granted deferred stock awards covering 77,588 shares to key employees under the Company’s long term incentive plan tied to achievement against performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the shares earned will be issued in the first quarter of 2014 to those key employees still employed by the Company at that time. During 2011, the Company also granted deferred stock awards of up to 12,156 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2011 quarterly or annual revenue targets. The shares earned by the respective executive employees were issued in the first quarter of 2012.

At September 30, 2012, after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 155,948 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2012.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2011 to September 30, 2012:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	(12,000)	7.13
Canceled	(5,890)	10.58
Outstanding – September 30, 2012	311,153	12.05	5.24 years

Exercisable at September 30, 2012	162,550	$10.71	4.49 years
Expected to vest at September 30, 2012	308,405	12.04	5.24 years

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2012 was $192,000. The intrinsic value of all options exercised during the nine months ended September 30, 2012 was $59,000. Net cash proceeds from the exercise of all stock options were $86,000 and $73,000 for the nine months ended September 30, 2012 and 2011, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2011 to September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2011	71,849	$15.14
Granted	105,698	13.49
Vested	—	—
Canceled	(6,934)	14.19
Outstanding – September 30, 2012	170,613	14.14

Compensation Expense

Share-based compensation expense recognized for the nine-month period ended September 30, 2012 was $367,000 before income taxes and $238,000 after income taxes. Share-based compensation expense recognized for the nine-month period ended September 30, 2011 was $413,000 before income taxes and $269,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $891,000 at September 30, 2012. Excess tax benefits from the exercise of stock options and issuance of restricted stock included in financing cash flows for the nine month periods ended September 30, 2012 and 2011 were $68,000 and $23,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30 2012	December 31 2011
Finished goods	$15,487,629	$14,010,071
Raw and processed materials	13,057,914	11,975,932
Total	$28,545,543	$25,986,003

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 and 2011 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2011	$1,271,986	$3,288,231	$4,560,217

Impairment loss	(1,271,986)		(1,271,986)
Acquisition		2,702,340	2,702,340

September 30, 2011	$—	$5,990,571	$5,990,571

January 1, 2012	$—	$5,990,571	$5,990,571

Foreign currency translation		$(31,803)	$(31,803)

September 30, 2012	$—	$5,958,768	$5,958,768

Gross goodwill	$1,271,986	$5,958,768	$7,230,754
Accumulated impairment loss	$(1,271,986)		(1,271,986)
Balance at September 30, 2012	$—	$5,958,768	$5,958,768

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(13,470)	(963)	67,352
Customer relationships	490,707	(56,575)	(5,775)	428,357
Technology	228,996	(52,804)	(2,694)	173,498
	801,488	(122,849)	(9,432)	669,207

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(4,599)	(4,520)	72,666
Customer relationships	490,707	(19,316)	(27,114)	444,277
Technology	228,996	(18,029)	(12,652)	198,315
	801,488	(41,944)	(44,286)	715,258

Amortization expense on these identifiable intangible assets was $77,000 in 2012. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the nine-month periods ended September 30, 2012 and 2011, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2012	2011
Beginning Balance	$634,000	$616,000
Actual warranty costs paid	(202,000)	(180,000)
Amounts charged to expense	183,000	197,000
Ending balance	$615,000	$633,000

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

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

At September 30, 2012 there was $246,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and the years 2008-2011 remain open to examination by various state tax departments. The tax years from 2009-2011 remain open in Costa Rica.

The Company’s effective income tax rate was 33% for the first nine months of 2012. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, settlement of uncertain income tax positions, the release of valuation allowance placed on foreign net operating losses, the effect of operations conducted in lower foreign tax rate jurisdictions and the release of contingent consideration from the Company’s 2011 acquisition. The effect of the foreign operations is an overall rate increase of approximately 0.3% for the nine months ended September 30, 2012. There were no additional uncertain tax positions identified in the third quarter of 2012. The Company’s effective income tax rate for the nine months ended September 30, 2011 was 42%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, settlement of uncertain tax positions and goodwill impairment not deductible for U.S. income tax purposes.

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

Information concerning the Company’s continuing operations in the various segments for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

SEGMENT INFORMATION - THREE MONTHS

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended September 30, 2012:
Sales	$12,242,334	$13,647,047	$2,798,306	$—	$28,687,687
Cost of sales	8,915,366	6,983,935	2,028,513	—	$17,927,814
Gross profit	3,326,968	6,663,112	769,793	—	10,759,873
Selling, general and administrative expenses	2,318,165	$5,365,325	564,401	805,273	$9,053,164
Operating income (loss)	$1,008,803	$1,297,787	$205,392	$(805,273)	$1,706,709

Depreciation and amortization	$216,232	$198,411	$25,798	$72,192	$512,633

Capital expenditures	$292,674	$117,695	$9,545	$414,399	$834,313

Assets at September 30, 2012	$28,126,173	$36,413,632	$2,562,750	$44,181,073	$111,283,628

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three months ended September 30, 2011:
Sales	$10,538,277	$27,573,925	$3,872,368	$—	$41,984,570
Cost of sales	8,179,936	14,845,981	2,403,383	—	25,429,300
Gross profit	2,358,341	12,727,944	1,468,985	—	16,555,270
Selling, general and administrative expenses	2,127,711	6,017,085	522,104	1,404,508	10,071,408
Goodwill impairment	—	—	—	—	—
Operating income (loss)	$230,630	$6,710,859	$946,881	$(1,404,508)	$6,483,862

Depreciation and amortization	$257,965	$184,712	$23,621	$70,984	$537,282

Capital expenditures	$284,337	$348,129	$4,572	$29,942	$666,980

Assets at September 30, 2011	$24,838,494	$38,084,903	$2,616,360	$51,173,848	$116,713,605

SEGMENT INFORMATION - NINE MONTHS

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine months ended September 30, 2012:
Sales	$33,167,194	$40,614,746	$4,710,926	$—	$78,492,866
Cost of sales	24,441,885	19,340,790	3,345,808	—	$47,128,483
Gross profit	8,725,309	21,273,956	1,365,118	—	31,364,383
Selling, general and administrative expenses	6,891,833	16,557,399	1,678,516	3,041,879	$28,169,627
Operating income (loss)	$1,833,476	$4,716,557	$(313,398)	$(3,041,879)	$3,194,756

Depreciation and amortization	$699,893	$638,907	$80,725	$217,362	$1,636,887

Capital expenditures	$958,262	$277,340	$24,236	$787,933	$2,047,771

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine months ended September 30, 2011:
Sales	$30,275,173	$76,507,810	$11,654,074	$—	$118,437,057
Cost of sales	23,152,198	40,265,114	6,680,401	—	$70,097,713
Gross profit	7,122,975	36,242,696	4,973,673	—	48,339,344
Selling, general and administrative expenses	6,170,610	17,246,437	1,523,049	4,249,282	$29,189,378
Goodwill impairment	1,271,986		—		1,271,986
Operating income (loss)	$(319,621)	$18,996,259	$3,450,624	$(4,249,282)	$17,877,980

Depreciation and amortization	$743,759	$526,474	$80,927	$220,263	$1,571,423

Capital expenditures	$881,726	$699,235	$15,947	$38,985	$1,635,893

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans that cover seven active employees. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three and nine-months ended September 30, 2012 and 2011 were:

	Three months		Nine months
	2012	2011	2012	2011
Service Cost	$10,000	$11,000	$28,000	$35,000
Interest Cost	67,000	62,000	188,000	196,000
Expected return on plan assets	(75,000)	(58,000)	(210,000)	(185,000)
Amortization of prior service cost	13,000	—	36,000	—
	$15,000	$15,000	$42,000	$46,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 12,065 and 22,952 shares for the three and nine month periods ended September 30, 2012. The dilutive effect of stock options for the three and nine month periods ended September 30, 2011 was 69,562 shares and 57,210 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 80,290 were excluded from the calculation of diluted earnings per share for the three and nine-months ended September 30, 2012 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 150,748 shares were not included for the three and nine-months ended September 30, 2012 because of unmet performance conditions. All options were included for the three and nine-month periods ended September 30, 2011 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 78,943 shares were not included for the three and nine-month periods ended September 30, 2011 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, are summarized below:

	September 30, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$1,932,299	$—	$—	$1,932,299
Subtotal	1,932,299	—	—	1,932,299

Short-term investments:
Certificates of deposit	—	11,166,760	—	11,166,760
Corporate Notes/Bonds		731,926		731,926
Municipal Notes/Bonds	—	1,000,430	—	1,000,430
Commercial Paper	—	1,640,213	—	1,640,213
Subtotal	—	14,539,329	—	14,539,329

Long-term investments:
Certificates of deposit	—	899,066	—	899,066
Corporate Notes/Bonds	—	6,164,081	—	6,164,081
Subtotal	—	7,063,147	—	7,063,147

Current Liabilities:
Accrued Consideration			(535,378)	(535,378)
Subtotal	—	—	(535,378)	(535,378)

Total	$1,932,299	$21,602,476	$(535,378)	$22,999,397

	December 31, 2011

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$829,881	$—	$—	$829,881
Subtotal	829,881	—	—	829,881

Short-term investments:
Certificates of deposit	—	18,635,601	—	18,635,601
Subtotal	—	18,635,601	—	18,635,601

Long-term investments:
Certificates of deposit	—	4,883,510	—	4,883,510
Subtotal	—	4,883,510	—	4,883,510

Current Liabilities:
Accrued Consideration			(1,002,623)	(1,002,623)
Subtotal	—	—	(1,002,623)	(1,002,623)

Total	$829,881	$23,519,111	$(1,002,623)	$23,346,369

The estimated fair value of remaining contingent consideration as of September 30, 2012 was $535,378, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during the nine months was due to $357,879 in payments, $52,278 in foreign currency losses, and $161,644 in gains included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

There were no transfers between levels during the nine months ended September 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•

Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand in the United States and internationally;

•

Transition Networks manufactures network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches, and other connectivity products that offer customers the ability to affordably integrate fiber optics into any data network; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment.

For the three months ended September 30, 2012, net income was $1,119,000 or $0.13 per diluted share, on revenue of $28,688,000, compared to net income of $3,730,000 or $0.44 per diluted on revenue of $41,985,000 in the fiscal 2011 third quarter. For the first nine months ended September 30, 2012, net income was $2,146,000 or $0.25 per diluted share, on revenue of $78,493,000 compared to net income of $10,372,000 or $1.22 per diluted share, on revenue of $118,437,000 in the nine months ended September 30, 2011.

As the Company discussed in reporting its 2011 interim and full year results, its strong 2011 financial performance was bolstered by large projects in its Transition Networks and JDL business units, making year-over-year comparisons more challenging. The significant decrease in the revenue and net income for the three and nine-month periods from the 2011 periods is primarily due to a large, one-time 2011 Transition Networks project that generated $32.8 million of revenue in the second and third quarters of 2011. The Company continues to face a difficult 2012 economic environment, primarily related to lower government spending, which is affecting both its Transition Networks and JDL business units.

Excluding the revenues from this one-time project, Transition Networks 2012 third quarter revenues decreased $563,000 or 4% over the 2011 third quarter. Transition Networks is working to increase revenue in its focus markets, including the service provider market and continues to have success with Telcos that provide business Ethernet services. The July 2011 addition of Patapsco has helped to expand its capacity to serve the mobile backhaul space. The Company expects growth in this space and continues to invest in product development to support it. Although Transition Networks does not sell directly to the federal government or to state or local governments, a number of its customers sell directly to the government, work on government projects, or receive government funding. Accordingly, Transition Networks’s revenues and profitability are dependant, in part, on the level of federal, state and local government spending on infrastructure projects.

JDL’s 2012 revenues decreased 60% as it completed a large contract for the Broward Country School District in the third quarter of 2011. JDL continues to support this school district, and is marketing its products and services to new school districts and universities. It is also expanding its products and services to small- and medium-sized businesses to implement new technologies such as virtualization and migration to the cloud. As previously announced, JDL has been selected as one of the partners for a project with the Miami-Dade County Public School District (“M-DCPS”), the fourth largest public school district in the United States. As part of the district’s “Bringing Wireless to the Classroom” initiative, M-DCPS applied for and has been granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. JDL Technologies has been selected to provide the hardware and wiring for 232 district schools as part of the project. The wireless connectivity project is expected to launch in the fourth quarter of 2012 for completion by year-end 2013, and to contribute up to $23 million in revenue to JDL Technologies. While this project will contribute to CSI’s overall profitability, the M-DCPS project is primarily hardware; therefore the Company’s margins from this project will be significantly lower than the margins from JDL’s historical projects, which have included a significant value-added service component.

Suttle experienced a 16% increase in third quarter revenues, due primarily to an improving housing market, especially for multi-tenant dwelling units as Suttle’s strong position within this market enabled it to increase structured wiring products revenues by $1.6 million or 47% over the third quarter of 2011. In addition, through its copper and fiber connectivity products, Suttle has achieved success obtaining new opportunities within its existing customer base as well as gaining new customers in Latin America, Europe and the Middle East. Suttle’s Costa Rica facility is growing to support customers globally with production and has added engineering resources to support new product development.

While the Company has reduced its overall general and administrative costs, it continues to invest strategically in its core markets to pursue new opportunities in its global customer base and expand into new markets. The Company’s ongoing implementation of its enterprise resource planning (ERP) system is proceeding well. This new system will standardize all of the Company business units on one system, bringing efficiencies to product development, manufacturing, delivering services and back office support.

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

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;
•	possible lower future sales to major telephone companies and other major customers;
•	the introduction of competitive products and technologies;
•	our ability to successfully control operating expenses in our business units;
•	the general health of the telecom sector;

•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments;
•	our ability to successfully and profitability integrate our acquisitions, including our July 2011 acquisition of Patapsco;
•	delays in new product introductions;
•	higher than expected expense related to new sales and marketing initiatives;
•	unfavorable resolution of claims and litigation;
•	availability of adequate supplies of raw materials and components;
•	fuel prices;
•	the dependence of our Transition Networks business unit on federal government spending;
•

the timing and availability of the federal and school district components of the funding of our M-DCPS project could affect the timing of JDL’s delivery of services and its receipt of revenues under the project;

•

the fact the Company’s margins from JDL’s M-DCSD project will be significantly lower than the margins from JDL’s historical projects, which have included a significant value-added service component; and

•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended September 30, 2012 Compared to
Three Months Ended September 30, 2011

Consolidated sales decreased 32% in 2012 to $28,688,000 compared to $41,985,000 in 2011. Consolidated operating income in 2012 decreased to $1,707,000 compared to $6,484,000 in the third quarter of 2011. Net income in 2012 decreased to $1,119,000 compared to $3,730,000 in the third quarter of 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor operations are now included within the Suttle business unit. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales increased 16% in the third quarter of 2012 to $12,242,000 compared to $10,538,000 in the same period of 2011 due to increases in new multi-dwelling unit construction in the U.S. housing market and revenue from multiple new product contracts. Sales by customer groups in the third quarter of 2012 and 2011 were:

	Suttle Sales by Customer Group
	2012	2011
Major telephone companies	$9,501,000	$7,414,000
Distributors	1,308,000	1,106,000
International	1,248,000	2,000,000
Other	185,000	18,000
	$12,242,000	$10,538,000

Suttle’s sales by product groups in third quarter of 2012 and 2011 were:

	Suttle Sales by Product Group
	2012	2011
Modular connecting products	$3,485,000	$3,271,000
Structured cabling products	5,011,000	3,418,000
DSL products	2,300,000	2,520,000
Other products	1,446,000	1,329,000
	$12,242,000	$10,538,000

Sales to the major telephone companies increased 28% in 2012 due to an increase in new multi-dwelling unit construction within the U.S. housing market and revenue from multiple new product contracts. Sales to these customers accounted for 78% of Suttle’s sales in the third quarter of 2012 compared to 70% of sales in 2011. Sales to distributors increased 18% in 2012 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 11% and 10% of sales in the third quarters of 2012 and 2011, respectively. International sales decreased 38% and accounted for 10% of Suttle’s third quarter 2012 sales, due to a delay in DSL sales to a large customer, discontinuation of Austin Taylor’s metal business, and reduction in revenue from Austin Taylor’s legacy products.

Modular connecting products sales increased 7% due to an increase in new multi-dwelling unit construction in the U.S. housing market. Sales of structured cabling products increased 47% due to an increase in new multi-dwelling unit construction market. Sales of DSL products decreased 9% due to the maturation of the U.S. DSL market and the order cycle of major customers.

Suttle’s gross margin increased 41% in the third quarter of 2012 to $3,327,000 compared to $2,358,000 in the same period of 2011. Gross margin as a percentage of sales increased to 27% in 2012 from 22% in 2011 due to product mix changes and increased production levels. Selling, general and administrative expenses increased $190,000 or 9% in the third quarter of 2012 compared to the same period in 2011, due to increased spending in the Company’s technology development and market expansion initiatives. Suttle’s operating income was $1,009,000 in the third quarter of 2012 compared to $231,000 in 2011.

Transition Networks

Transition Networks sales decreased 51% to $13,647,000 in the third quarter of 2012 compared to $27,574,000 in 2011 due primarily to $13,364,000 in revenue from a one-time large network upgrade project with a Fortune 500 company in the third quarter of 2011. Revenues excluding this major project decreased 4% or $563,000 as compared to the third quarter of 2011 due to sales in Latin America and Southeast Asia and a few larger projects that took place in that quarter.

Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2012	2011
North America	$10,314,000	$23,817,000
Europe, Middle East, Africa (“EMEA”)	1,381,000	1,065,000
Rest of world	1,952,000	2,692,000
	$13,647,000	$27,574,000

The following table summarizes Transition Networks’ 2012 and 2011 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2012	2011
Media converters	$8,884,000	$22,944,000
Ethernet switches	1,196,000	1,087,000
Ethernet adapters	1,522,000	1,924,000
Other products	2,045,000	1,619,000
	$13,647,000	$27,574,000

Sales in North America decreased 57% or $13,503,000 due to a one-time large network upgrade project with a Fortune 500 company in the third quarter of 2011 noted above. This was also a major contributor to the reported decrease in revenue from sales of media converters. International sales decreased $424,000, or 11%, due to delayed project activity in the international markets, specifically within Rest of world region.

Gross margin on third quarter Transition Networks’ sales decreased 48% to $6,663,000 in 2012 from $12,728,000 in 2011. Gross margin as a percentage of sales increased to 49% in 2012 as compared to 46% in 2011 due to volume discounts given in 2011 for the large network upgrade project with a Fortune 500 company described above. Selling, general and administrative expenses decreased 11% to $5,365,000 in 2012 compared to $6,017,000 in 2011 due to cost reduction measures during the quarter. Operating income decreased to $1,298,000 in 2012 compared to $6,711,000 in 2011.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 28% to $2,798,000 in the third quarter of 2012 compared to $3,872,000 in 2011.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2012	2011
Broward County FL schools	$1,749,000	$3,691,000
All other	1,049,000	181,000
	$2,798,000	$3,872,000

Revenues earned in Broward County, Florida decreased $1,942,000 or 53% in the third quarter of 2012 as compared to the 2011 third quarter. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $868,000 due to JDL’s concentrated effort in the commercial and education markets including the capturing of a wireless opportunity with the Miami-Dade County Public School District as a result of JDL’s E-Rate 15 initiative with the district.

JDL gross margin decreased 48% to $770,000 in the third quarter of 2012 compared to $1,469,000 in the same period in 2011. Gross margin as a percentage of sales decreased to 28% in 2012 from 38% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the prior year quarter and customer mix. Selling, general and administrative expenses increased 8% in 2012 to $564,000 compared to $522,000 in 2011 due to increased sales, marketing and G&A expenses as JDL has increased its headcount to further expand into the commercial market. JDL reported operating income of $205,000 in the third quarter of 2012 compared to $947,000 in the same period of 2011.

Other

The Company’s income before income taxes decreased to $1,663,000 in 2012 compared to $6,575,000 in 2011. The Company’s effective income tax rate was 33% in 2012 and 43% in 2011. This effective rate differs from the standard rate of 35% due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Nine Months Ended September 30, 2012 Compared to
Nine Months Ended September 30, 2011

Consolidated sales decreased 34% in 2012 to $78,493,000 compared to $118,437,000 in 2011. Consolidated operating income in 2012 decreased to $3,195,000 compared to $17,878,000 in the first nine months of 2011. Net income in 2012 decreased to $2,146,000 compared to $10,372,000 in the first nine months of 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor operations are now included within the Suttle business unit. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales increased 10% in the first nine months of 2012 to $33,167,000 compared to $30,275,000 in the same period of 2011. Sales by customer groups in the first nine months of 2012 and 2011 were:

	Suttle Sales by Customer Group
	2012	2011
Major telephone companies	$24,686,000	$20,049,000
Distributors	4,127,000	3,334,000
International	3,943,000	6,596,000
Other	411,000	296,000
	$33,167,000	$30,275,000

Suttle’s sales by product groups in first nine months of 2012 and 2011 were:

	Suttle Sales by Product Group
	2012	2011
Modular connecting products	$9,962,000	$9,533,000
Structured cabling products	13,254,000	8,795,000
DSL products	5,912,000	7,836,000
Other products	4,039,000	4,111,000
	$33,167,000	$30,275,000

Sales to the major telephone companies increased 23% in 2012 due to an increase in new multi-dwelling unit construction in the U.S. housing market and contribution from new product contracts. Sales to these customers accounted for 74% of Suttle’s sales in the first nine months of 2012 compared to 66% of sales in the same period in 2011. Sales to distributors increased 24% in 2012 primarily due to increase in activity in the U.S. housing market. This customer segment accounted for 12% and 11% of sales in the first nine months of 2012 and 2011, respectively. International sales decreased 40% and accounted for 12% of Suttle’s first nine months 2012 sales due to a delay in DSL sales to a large customer, discontinuation of Austin Taylor’s metal business, and reduction in revenue from Austin Taylor’s legacy products.

Modular connecting products sales have increased 5% due to an increase in new multi-dwelling unit construction in the U.S. housing market. Sales of structured cabling products increased 51% due to increased construction activity in the multi-dwelling unit space in specific regions in the U.S. Sales of DSL products decreased 25% due to the maturation of the U.S. DSL market and order cycles of major customers.

Suttle’s gross margin increased 22% in the first nine months of 2012 to $8,725,000 compared to $7,123,000 in the same period of 2011. Gross margin as a percentage of sales increased to 26% in 2012 from 24% in 2011 due to product mix changes and increased production levels. Selling, general and administrative expenses increased $721,000 or 12% in the first nine months of 2012 compared to the same period in 2011, due to an increase in spending in the technology development and market expansion initiative. Suttle’s operating income was $1,833,000 in the first nine months of 2012 compared to an operating loss of $320,000 in 2011 due to a goodwill impairment charge of $1,272,000 in the third quarter of 2011.

Transition Networks

Transition Networks sales decreased 47% to $40,615,000 in the first nine months of 2012 compared to $76,508,000 in 2011 due to $32,751,000 in revenue from a one-time large network upgrade project with a Fortune 500 company in the first nine months of 2011. Revenues excluding this major project decreased 7% or $3,142,000 as compared to the first nine months of 2011 due to a continued slowdown in Federal Government spending.

First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2012	2011
North America	$30,256,000	$65,547,000
Europe, Middle East, Africa (“EMEA”)	4,437,000	4,394,000
Rest of world	5,922,000	6,567,000
	$40,615,000	$76,508,000

The following table summarizes Transition Networks’ 2012 and 2011 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2012	2011
Media converters	$26,852,000	$62,370,000
Ethernet switches	3,643,000	3,362,000
Ethernet adapters	3,064,000	4,824,000
Other products	7,056,000	5,952,000
	$40,615,000	$76,508,000

Sales in North America decreased 54% or $35,291,000 due to revenue from a one-time large network upgrade project with a Fortune 500 company that was completed during the third quarter of 2011 as noted above. This also caused the decrease in revenue from sales of media converters. Other vertical markets, especially the Federal Government market in the United States, continued to record lower revenue due to the slow-down in government purchases resulting in project delays. International sales decreased $602,000, or 5% due to lower project activity in the international markets, specifically within Rest of world region.

Gross margin on the first nine months of Transition Networks’ sales decreased to $21,274,000 in 2012 from $36,243,000 in 2011. Gross margin as a percentage of sales increased to 52% in 2012, compared to 47% in the 2011 period, due to volume discounts offered in the prior year on an upgrade project with the Fortune 500 Company described above. Selling, general and administrative expenses decreased 4% to $16,557,000 in 2012 compared to $17,246,000 in 2011 due to cost reduction measures taken in the second and third quarters. Operating income decreased to $4,717,000 in 2012 compared to $18,996,000 in 2011.

JDL Technologies, Inc.

JDL Technologies, Inc. sales decreased 60% in the first nine months of 2012 to $4,711,000 compared to $11,654,000 in 2011.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2012	2011
Broward County FL schools	$2,931,000	$11,262,000
All other	1,780,000	392,000
	$4,711,000	$11,654,000

Revenues earned in Broward County FL decreased $8,331,000 or 74% in 2012. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $1,388,000 due to JDL’s concentrated effort to expand its market focus.

JDL gross margin decreased 73% to $1,365,000 in the first nine months of 2012 compared to $4,974,000 in the same period in 2011. Gross margin as a percentage of sales decreased to 29% in 2012 from 43% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the first nine months of the prior year. Selling, general and administrative expenses increased 10% in 2012 to $1,679,000 compared to $1,523,000 in 2011 due to an increase in the sales and marketing headcount as JDL expands into the commercial markets. JDL reported an operating loss of $313,000 in the first nine months of 2012 compared to operating income of $3,451,000 in the same period of 2011.

Other

Income before income taxes decreased to $3,202,000 in 2012 compared to $18,000,000 in 2011. The Company’s effective income tax rate was 33% in 2012 as compared to 42% in 2011. This effective rate was lower than the standard rate of 35% due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Liquidity and Capital Resources

As of September 30, 2012, the Company had approximately $36,367,000 in cash, cash equivalents and investments. Of this amount, $1,932,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $21,602,000 in investments consisting of certificates of deposit, commercial paper, corporate notes and bonds, and municipal bonds that are traded on the open market and are classified as available-for-sale at September 30, 2012.

The Company had current assets of approximately $81,888,000 and current liabilities of $10,956,000 at September 30, 2012 compared to current assets of $89,946,000 and current liabilities of $15,388,000 at December 31, 2011.

Cash flow used in operating activities was approximately $3,231,000 in the first nine-months of 2012 compared to $8,252,000 provided by operations in the same period of 2011. Significant working capital changes from December 31, 2011 to September 30, 2012 included a decrease in accrued compensation and benefits of $2,554,000 related to the payment of the Company’s annual and long-term compensation during the first quarter, an increase in inventories of $2,494,000 due to high production levels related to increased orders and new product initiatives within one of our business segments and an increase in receivables of $2,102,000 due to higher sales in the third quarter of 2012 as compared to the fourth quarter of 2011.

Net cash provided by investing activities was $70,000 in the first nine-months of 2012 compared to $1,018,000 in cash used in the same period of 2011. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities. The Company acquired Patapsco Designs Limited during the third quarter of 2011 and paid $3,271,000 in initial consideration, which was offset by $862,000 in cash acquired in the acquisition.

Net cash used by financing activities was $4,616,000 in the first nine-months of 2012 compared to $3,892,000 in the same period of 2011. Cash dividends paid on common stock increased to $4,005,000 in 2012 ($0.48 per common share) from $3,796,000 in 2011 ($0.45 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $250,000 in 2012 and $178,000 in 2011. The Company purchased and retired 23,573 shares in 2012 and none in 2011. At September 30, 2012, Board of Director authority to purchase approximately 458,465 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.5% at September 30, 2012). There were no borrowings on the line of credit during the first nine months of 2012 or 2011. The credit agreement expires October 31, 2013 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2011 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended September 30, 2012.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2012 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending September 30, 2012, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2012	—	—	—	462,691
August 2012	—	—	—	462,691
September 2012	4,226	$10.78	4,226	458,465
Total	4,226	$10.78	4,226	458,465

(1)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated November 7, 2012 announcing 2012 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ William G. Schultz
William G. Schultz
Date:	November 8, 2012		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date:	November 8, 2012		Chief Financial Officer