Form 10-K
period 2012-12-31
COMMUNICATIONS SYSTEMS INC
filed 2013-03-15
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $74,909,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2012.

As of March 1, 2013 there were outstanding 8,479,121 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; and JDL Technologies, (JDL), which provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding these segments, including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the Notes to Consolidated Financial Statements under Item 8.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets a variety of telecommunication products for outside plant, connectivity and premise distribution under the Suttle brand name in the United States and internationally. Suttle’s new FutureLinkTM brand includes solutions for higher speeds, tool-less connectivity and lower cost of ownership, such as copper and fiber connectivity systems, enclosure systems, network interface devices (NIDs), splitters, and active technologies for voice, data and video communications. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office, Home Office) Access TM brand name, and passive premise distribution, such as xDSL filters, under the SpeedStarTM brand. Suttle manufactures 55% of its products at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 45% are purchased from offshore contract manufacturers. Segment sales were $45,030,000 (43% of consolidated revenues) in 2012 and $39,924,000 (28% of consolidated revenues) in 2011.

Products

Suttle offers a broad range of critical components for premise, connectivity and outside plant networking. The Company’s customer-oriented approach provides right-sized solutions that leverage existing infrastructure and protect investments as markets and technologies grow and change. With over 100 years of knowledge and experience, Suttle is a reliable partner, delivering innovative, flexible, easy-to-use solutions, lower cost of ownership, and solid customer support.

Outside Plant:

Suttle’s outside plant products (OSP) are designed to operate in challenging environments yet be easily accessible, extend the life of the existing network, enhance data speeds, and prevent loss.

Suttle OSP systems are designed for flexibility and scalability in real world applications for both copper and fiber networks. Suttle’s FutureLinkTM OSP Fiber solutions offer a range of products including enclosure systems, patch and splice enclosures and splitters, and outdoor NIDs. For copper networks, Suttle’s FutureLinkTM OSP Copper solutions include building entrance terminal and outdoor NIDs.

Connectivity:

In the face of changing technology, the right connectivity equipment can accommodate upgrades in technology, reducing future as well as current costs. With over a century of connectivity experience, Suttle designs components for a lower total cost at installation and over the life of the product.

Suttle is expanding its U.S. manufacturing to maximize flexibility and minimize lead times. We are committed to maintaining both internal and external quality standards as well as industry product specifications. We were one of the first companies to pass the new Telcordia GR-3167 standard for the energizing very high-rate digital subscriber lines (VDSL2) along with the TR-127 for ring trip mitigation allowing our splitters to leverage existing infrastructure for next generation IPTV services. Our focus on quality, product performance and customer support enables us to continue to develop new innovative product solutions.

Our fiber connectivity solutions help providers in the deployment of fiber to the premise (FTTP) service under the FutureLinkTM brand. These products feature higher speed connections, tool-less connectivity and lower cost of ownership. Our copper connectivity solutions work with existing wiring to transition the service from the outside plant to the premise. Our popular SOHO AccessTM enclosures and modules provide flexibility and versatility for the termination and management of voice, data, and video connections.

Premise Distribution:

Suttle provides service distribution products for cost-effective solutions using existing wiring. These products reduce installation time and labor costs, and increase the provider’s return on investment. In addition to reducing a service provider’s up-front costs, Suttle’s high throughput solutions help eliminate potential bottlenecks to “future-proof” the installation, reducing future costs.

Active solutions distribute service inside the premise through electronic devices. Suttle’s active service solutions allow the distribution of service at higher speeds regardless of media, using technologies under FutureLinkTM brand products—HomePNATM and HomePlugTM. Passive solutions provide traditional telephony and broadband technology deployments. Through our highly recognized brands — SpeedStarTM and Corroshield® as well as our new brand for higher speeds FutureLinkTM — Suttle provides the right solution for wired distribution.

Markets and Marketing

Suttle markets its outside plant, connectivity and premise distribution products globally to telecommunications companies. Suttle has a solid history of offering long-term solutions to some of the largest global providers and it does so by understanding the customer’s needs and providing innovative solutions coupled with strong customer support. Suttle also markets its products to service providers, residential builders, and low-voltage installers through distributors and the Company’s sales staff. Suttle reaches its targeted customers through a variety of marketing media including trade shows, associations, advertising, social media and the Suttle website, www.suttleonline.com.

Customers

Suttle’s customers include the major communication companies globally, including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT, and CenturyLink (formerly Qwest). Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 75% of Suttle’s sales in 2012 and 68% in 2011.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors but also directly by its sales staff. Sales to cable customers and original equipment manufacturers (OEMs) are made through the nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 12% of Suttle’s sales in 2012 and 11% in 2011. Sales to international customers and other customers represented 13% of Suttle’s sales in 2012 and 21% in 2011.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. In addition, distributors of Suttle’s products also market products for one or more of these competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2013 were approximately $2,961,000 compared to approximately $3,250,000 at March 1, 2012. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

Manufacturing and Sources of Supply

Suttle manufactures its products using plastic or metal parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products use a moisture-resistant gel-filled fig available only from Tyco Electronics Connectivity. Although Suttle has not generally experienced significant problems in obtaining its required supplies, from time to time it experiences spot shortages and additional order lead times are required from its offshore suppliers.

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

Intellectual Property

The Suttle brand name is a trademark important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace. Other important trademarks include FutureLinkTM brand umbrella for end-to-end products for outside plant, connectivity and premise distribution; SOHO AccessTM for small office and home office enclosures and modules; SpeedStarTM for passive premise connectivity; and CorroShield® brand gel that prevents network corrosion.

(ii) Transition Networks

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains operations in China and the U.K. Transition designs, assembles and markets NIDs, media converters, network interface cards (NICs), Ethernet switches, Small Form factor Pluggable modules (SFP), and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its products through distributors, resellers, integrators, and OEMs. These NIDs, media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $53,843,000 (52% of consolidated sales) in 2012 compared to $91,450,000 (64% of consolidated sales) in 2011. International sales accounted for 27% of Transition’s sales, or $14,457,000 in 2012, compared to $14,002,000, or 15% of Transition’s sales in 2011.

Products

Transition Networks designs, assembles and sells NIDs, media converter devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). These products enable customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include, 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, Circuit Emulation Services (TDM or ISDN over IP), RS232, RS485, OC3, OC12, and more. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including powerful Element Management System (EMS) software for providing superior service provisioning and monitoring of next-generation Carrier Ethernet 2.0 Services. The Company has been developing and marketing Ethernet-based networking products for approximately 25 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, and security markets and, in addition, targets the specific vertical markets of government and education.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations. In 2012, 65% of the total value of its products was manufactured in Asia while the remaining 35% was manufactured in the US. Offshore sources of supply are subject to certain risks, including political risk. The Company has alternate sources of supply for its products in different geographical locations and to date has not had problems obtaining necessary product.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets, including federal government, enterprise networks, service providers’ networks, security and surveillance, as well as industrial environments. Transition Networks has a broad customer base and its products are used in a variety of applications.

The media conversion product line addresses and is used in a variety of applications. The ION and Point SystemTM chassis-based modular systems are used primarily in telecommunications closets for high-density applications and when multiple protocols need to be supported. Stand-alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in last mile access, backhaul, central closet and at the end user stations. The NID line of products address the high quality access requirements for both business services and wireless backhaul data communications and telecommunications applications.

Marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, social media and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

The Company’s “Transition Networks” and “MILAN” brand names are important to its business. The Company regularly supports these names by trade advertising and believes them to be well known in the marketplace.

Research and Development

Transition Networks continues to develop products that address the federal government, enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include remote management devices built on the IEEE® 802.3AH, 802.3AG, ITU-T Y.1731 standards, Metro Ethernet Forum (MEF)® and MEF 2.0 standards, and Power Over Ethernet based on the IEEE® 802.3AF and IEEE® 802.3AT standards. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of testing, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $2,030,000 in 2012 compared to $1,937,000 in 2011.

Transition Networks’ research and development operations are conducted in the United States, United Kingdom and China. The US location has a global engineering and product development leadership responsibility. The China operation focuses primarily on engineering, including hardware and software development as well as testing. Additional China operations include marketing, purchasing, and sales support. The UK facility was added in 2011 as a result of the Patapsco acquisition. The UK location focuses on engineering and support for Circuit Emulation Products as well as logistics and sales activities.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Fast Ethernet and Gigabit Ethernet families as well as the NIDs. Low cost competitors from China and Taiwan are strongest in Asian, Europe, Middle East, and Africa (EMEA) and South American markets, but have had limited success in the North American market for the media converter products. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $2,651,000 at March 1, 2013 and $4,418,000 at March 1, 2012. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc. (“JDL Technologies” or “JDL”), based in Fort Lauderdale, Florida, provides information technology (IT) solutions focused on network design and integration, IT service and support management, cloud and virtualization services, and network operations center management. JDL’s 2012 sales were $5,377,000 (5% of consolidated sales) compared to 2011 sales of $12,401,000 (9% of consolidated sales). Project revenue totaled $4,123,000 in 2012 or 77% of JDL sales compared to $11,310,000 in 2011 or 91% of JDL sales. Managed services revenues were $1,254,000 and $1,091,000 in 2012 and 2011, respectively.

Competitive Strategy

While the South Florida information technology market includes a number of other value-added resellers (VARs) and managed service providers (MSPs), JDL has differentiated itself in several strategic ways during more than 15 years of success and is uniquely qualified to help organizations optimize their information technology.

•

JDL has never wavered in its commitment to help IT professionals keep their technology up and running, fix problems quickly, support their user communities, and regularly add new value to their organizations. Key avenues for delivering on this commitment—and key competitive advantages—are JDL’s secure, on-premise, state-of-the-art datacenter and managed services operations center.

•

JDL’s portfolio of technology solutions has steadily expanded to reflect the constant introduction of new technologies—as well as growing demand among businesses for increasingly diverse solutions to strengthen their competitive edge and continuity. With its team of professionally certified engineers, more than 240 years of technical experience, and talented leadership, JDL develops best-of-breed IT solutions that effectively meet these demands.

•

Augmenting its own exceptional bench strength, JDL maintains active partnerships with industry leaders such as Cisco, Citrix, EMC, HP, Sophos and VMware as well as younger technology innovators like Aerohive, Axcient, Bradford Networks, Meru and Nutanix. These strategic partnerships enable JDL to leverage a comprehensive array of proven technologies in order to design solutions uniquely suited to each client.

As a result of these combined factors, JDL has become a trusted advisor to a wide range of clients throughout South Florida, and continues to earn important incremental business and solid references.

This solid foundation has allowed JDL to expand into Central Florida, opening an office in Tampa in the first quarter of 2013 to serve clients throughout the Tampa and Orlando region, led by a seasoned sales manager well-known in the area for his technology experience and contact network. This expansion taps an under-served market that JDL is well-positioned to penetrate.

Targeted Vertical Markets

Looking beyond its deep roots in the public education sector, in 2012 JDL began to aggressively expand into select other verticals, including the healthcare market and general commercial enterprise.

Education:

Since JDL’s inception, its largest client has been the School Board of Broward County, Florida (SBBC), the sixth largest system in the United States. JDL staffs and manages the SBBC network operations center, which monitors all network elements (servers, switches, routers) and more than 60,000 computers in 265 buildings.

Leveraging this experience, in October 2012 JDL was selected to provide the hardware and wiring for 232 schools in the Miami-Dade County Public School District as part of the wireless classroom initiative. Miami-Dade is the fourth-largest district in the U.S., serving some 345,000 students and employing more than 40,000 educators and staff. Deployment is ongoing. Additionally, in the first quarter of 2013, JDL successfully bid for the networking project that will enable wireless classrooms in the De Soto County Public School District, JDL’s first win in the Central Florida region.

Healthcare:
In its strategic advance on the healthcare vertical, during the fourth quarter of 2012 JDL sought and won status as a preferred technology vendor for two of Florida’s four Regional Extension Centers (RECs), federally funded by the Health Information Technology REC Grant Program to improve healthcare delivery by promoting the widespread adoption and meaningful use of health information technology. Through these RECs, JDL has access to healthcare practices in 17 counties throughout Central Florida. In response to one of their members’ most immediate needs—for a simple, managed data protection solution that meets HIPAA compliance standards—JDL is deploying an enterprise-grade encryption solution that has been reengineered to extend cost-effective data protection to the numerous midsize and smaller providers in the region.

In South Florida, JDL maintains several healthcare-related clients and continues to grow this base, which includes a leading producer of diabetes management solutions used around the world, a multi-location practice specializing in diabetes and other endocrine-related disorders, innovative emergency care centers, and a large pharmacy chain.

Commercial:
Among commercial enterprises, JDL continues to build a solid roster of diverse clients, including:

-	A 60-year-old Florida financial institution with two dozen branches and more than $4 billion in assets;
-	A global fitness program whose 14 million followers take weekly classes in over 100,000 locations; and
-	A well-known furniture store in Florida since the 1960s with more than a dozen showrooms and warehouses.

Technology Solutions

JDL Technologies specializes in designing, deploying and managing information technology solutions that enable organizations to focus on the mission-critical activities that drive their success. JDL’s IT solutions encompass an extensive range of networking, virtualization, cloud and other services—many of which are available under ongoing JDL management in order to conserve client IT resources and generate monthly recurring revenues for the company.

Managed Services:

JDL’s flagship brand, JDL TechWatch Managed IT Services, continues to expand, and currently offers network management, availability assurance, event alerting and incident management; server, workstation, mobile device and other asset management; software patching services; IT help desk support; SIP trunking; migration, conversion and vendor management. JDL also offers technical consulting services and training.

Network Services:
The JDL team has extensive experience in assessing, designing and implementing wired and wireless networks as well as entire IT infrastructures. Networking services also include MPLS, private line and IP, network and endpoint security, network tuning and cabling/wiring services.

Cloud Solutions:
JDL’s cloud services range from storage, backup and recovery to hosted PBX, hosted contact center services and hosted email services, all billable as monthly recurring revenue. Many clients are opting to move elements of their infrastructures to the cloud for the benefits of vertical and horizontal scalability and internal bandwidth conservation.

Virtualization:
JDL’s talented virtualization engineers assess, design, deploy, and manage virtualization programs that ensure client access to any workload, anytime, anywhere, on any device. Virtualization may encompass desktops, servers, applications, storage or any combination, including connectivity and software licensing. Businesses gain the advantage of economies of scale and enhanced security and disaster recovery protections that are inherent in virtualized environments.

As information technology continues to evolve at the speed of light, JDL is committed to retaining its position on the leading edge by ensuring its engineers are trained and certified in the newest technology solutions.

Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $24,491,000 at March 1, 2013 and $750,000 at March 1, 2012. The outstanding orders and contracts in 2013 reflect JDL’s significant ongoing contract with Miami-Dade County Public School District, which is scheduled to complete in October 2013. Although this project will contribute to CSI’s overall profitability, this project is primarily hardware; therefore the Company’s margins from this project will be significantly lower than the margins from JDL’s historical projects, which have included a significant value-added service component. The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

(2) Employment Levels

As of March 1, 2013 the Company employed 492 people. Of this number, 287 were employed by Suttle (including 92 in Hector, Minnesota, 191 in Costa Rica and 4 in the U.K.), 152 by Transition Networks, Inc. (114 in Minnetonka, MN, 22 in China, and 16 in the U.K.), 30 by JDL Technologies, Inc., and 23 corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2013 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

William G. Schultz	44	President and Chief Executive Officer [2011][2]

David T. McGraw	61	Vice President, Treasurer and Chief Financial Officer [2008][3]

Bruce Blackwood	50	Vice President and General Manager, Suttle [2007][4]

Seweryn Sadura	42	Vice President and General Manager, Transition Networks [2011][5]

Michael J. Skucius	59	Vice President, Information Technology [2010][6]

Karen Nesburg Bleick	48	Vice President, Human Resources [2009][7]

Scott Fluegge	43	Vice President and General Manager, JDL Technologies, Inc [2011][8]

Kristin A. Hlavka	31	Corporate Controller [2011][9]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are elected annually for one-year terms.

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

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 12 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

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

Risks Related to Our Business

The primary markets we serve are highly competitive, and our ability to compete requires continual focus on delivering high-quality, competitively priced products and the regular introduction of new products that meet evolving customer requirements.

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

          Gross margins among our products vary and are subject to fluctuation from quarter to quarter. The factors that may affect our gross margins adversely are numerous and include:

•	Changes in customer, geographic, or product mix;

•	Our ability to reduce product costs;

•	Increases in material or labor costs;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory carrying charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Changes in component pricing;

•	Increased price competition;

•	Changes in distribution channels;

•	Lower margins on competitive-bid contracts;

•	Increased warranty cost; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations.

Consolidation among our customers has occurred and further consolidation may occur, resulting in the loss of some customers and reducing revenue during the pendency of business combinations and related integration activities.

          We believe future consolidation may occur among our customers for them to increase market share and achieve greater economies of scale. Consolidation has affected our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of our products during the integration period.

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

          Our customer base is somewhat concentrated, with our top ten customers accounting for 76%, 76% and 70% of net sales for 2012, 2011 and 2010, respectively. The merger of AT&T and BellSouth in our fiscal 2007 created one of our largest customers. In fiscal 2012, 2011 and 2010, this combined company accounted for approximately 17%, 9% and 9% of our sales, respectively. Another one of our largest customers, Verizon, accounted for 8%, 6% and 6% of our net sales for the years 2012, 2011 and 2010. If we lose a significant customer for any reason, our sales and gross profit will be negatively affected.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.

          The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions, short product life cycles and rapidly changing customer requirements and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Our failure to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of these modified products could cause us to lose market share and cause our revenues to decline.

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

          We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. We cannot ensure that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. We cannot ensure that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.

Our business units are dependent upon federal government spending.

          Our JDL Technologies and Transition Networks business units are involved in projects that receive much of their funding from the United States federal government. To the extent that federal government spending is delayed or curtailed by government actions, including the sequestration that began on March 1, 2013, our revenues and operating results may be adversely affected.

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

          Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

•	the volume of customer orders and our ability to fulfill those orders in a timely manner;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts;

•	the timing of revenue recognition;

•	the timing of new product and service introductions;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the timing of federal and state government funding of projects;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

          Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.

We depend on manufacturing relationships and on limited-source suppliers and any disruptions in these relationships may cause damage to our customer relationships.

          We procure all parts and certain services involved in the production of our products from, and subcontract much of our product manufacturing to outside firms that specialize in these services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. We cannot ensure that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including defects in the quality of components or products supplied by others.

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

During 2013, we will begin implementing a new Enterprise Resources Planning.

          In 2012, we began developing a new Enterprise Resources Planning (“ERP”) system that is designed to significantly strengthen our long-term performance. Our first business unit will begin operating on this new system in the second quarter 2013 and we intend that all our business units will be converted by the end of the second quarter of 2014. The development and implementation of any ERP system depends upon the ability of management to successfully develop and implement the system. If we fail to successfully implement our ERP system, it could have a material adverse effect on our revenues and operations.

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

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-

In Minnetonka, Minnesota, the Company owns a 105,000 square foot building where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for some administrative operations, and Suttle uses this facility for its sales, marketing and product development.

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2012 and 2011.

	2012		2011

	High	Low	High	Low

First	$15.49	$12.91	$16.49	$13.33
Second	14.09	10.36	20.82	15.01
Third	11.87	9.96	20.93	12.60
Fourth	11.52	9.73	17.19	12.50

(b)	HOLDERS

At March 1, 2013 there were approximately 594 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

December 27, 2012	$.16
October 1, 2012	.16
July 1, 2012	.16
April 1, 2012	.16
January 1, 2012	.15
October 1, 2011	.15
July 1, 2011	.15
April 1, 2011	.15
January 1, 2011	.15

The Company accelerated the payment of the dividend declared in the fourth quarter of 2012 and paid the dividend on December 27, 2012 rather than January 1, 2013. The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2012:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	154,430	$14.57	—
1992 Stock Plan-Nonemployee Director Plan	132,000	$9.92	—
1990 Employee Stock Purchase Plan	4,225	$9.36	52,564
2011 Executive Incentive Compensation Plan	211,392	$12.99	773,026

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	FIVE YEAR PERFORMANCE GRAPH

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2007 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2007	2008	2009	2010	2011	2012

Communications Systems, Inc.	$100.000	$69.833	$117.385	$139.049	$144.724	$113.343
NASDAQ US	100.000	61.172	87.928	104.131	104.686	123.849
NASDAQ TELCOM	100.000	57.458	86.159	111.247	117.637	158.937

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

In the three months ended December 31, 2012, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2012	46,555	$10.85	46,555	411,910
November 2012	—	—	—	411,910
December 2012	—	—	—	411,910
Total	46,555	$10.85	46,555	411,910

(1)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands, except per share amounts)

	Year Ended December 31

	2012	2011	2010	2009	2008

Selected Income Statement Data
Sales	$104,250	$143,775	$120,072	$109,792	$122,700

Costs and Expenses:
Cost of Sales	62,753	84,880	68,872	67,944	76,008
Selling, General and Administrative Expenses	38,101	40,108	35,586	31,433	33,109
Impairment Loss	—	1,272	—	196	2,999

Total Costs and Expenses	100,854	126,260	104,458	99,573	112,116
Operating Income	3,396	17,515	15,614	10,219	10,584
Other Income, Net	2	105	20	581	597
Income Before Income Taxes	3,398	17,620	15,634	10,800	11,181
Income Tax Expense	1,160	7,822	5,919	4,756	4,570

Net Income	$2,238	$9,798	$9,715	$6,044	$6,611

Basic Net Income Per Share	$0.26	$1.16	$1.16	$0.72	$0.77
Diluted Net Income Per Share	$0.26	$1.15	$1.15	$0.72	$0.77
Cash Dividends Declared Per Share	$0.64	$0.60	$0.59	$0.52	$0.48

Average Dilutive Shares Outstanding	8,519	8,496	8,415	8,352	8,563

Selected Balance Sheet Data
Total Assets	$112,535	$116,659	$109,070	$102,914	$98,738
Property, Plant and Equipment, Net	14,475	14,019	13,214	13,322	12,015
Long-term Liabilities	3,298	3,741	5,004	4,220	4,919
Stockholders’ Equity	93,995	97,531	91,397	85,939	83,728

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are currently pursuing these objectives through the following three business units:

JDL Technologies

JDL Technologies is an IT services company that provides outsourced technical services to the education, healthcare, government and enterprise market segments. JDL’s portfolio of technology solutions includes virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. JDL’s largest customer has traditionally been the School Board of Broward County, Florida (SBBC). JDL runs SBBC’s Network Operation Center that monitors all network elements (servers, switches, routers) and over 60,000 computers in 265 buildings for the nation’s 6th largest school district.

Suttle

Founded in 1910, today Suttle is developing innovative solutions for outside plant, connectivity and premise distribution as one of the world’s largest suppliers of copper and fiber connectivity products used by the largest Telcos. Some of Suttle’s best known products include SOHO AccessTM—a full line of wiring components for the “small office, home office”—and the new FutureLinkTM brand of high-speed and tool-less solutions that lower the service providers’ cost of ownership.

Transition Networks

With over 25 years of growth and expertise in hardware and software manufacturing. Transition Networks offers the ability to affordably integrate the benefits of fiber optics into any data network – in any application – in any environment. Offering support for multiple protocols, any interface, and a multitude of hardware platforms, Transition Networks’ portfolio gives the power to deliver and manage network traffic reliably over fiber. Based in Minneapolis, Minnesota, Transition Networks distributes hardware-based connectivity solutions exclusively through a network of resellers in over 90 countries.

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

Goodwill Impairment: We are required to evaluate goodwill for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. We perform a two-step process to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that we compare the fair value of the reporting unit to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. The Company estimates the fair value of each reporting unit based on a discounted cash flow analysis. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment adjustment must be recorded.

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year, long-term planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant.

In connection with completing this analysis during the fourth quarter of 2012, we determined that the fair value of our Transition Networks reporting unit did not exceed its carrying value by a significant amount. Goodwill for this reporting unit was $6.0 million at December 31, 2012. As part of our step one process for determining the estimated fair value of our reporting units, we make several assumptions, including our earnings and cash flow projections and discount rate, each of which have a significant impact on these values. For our Transition Networks business unit, if cash flow projections decreased by 18.5 percent per year or if the discount rate, currently estimated at 17.2 percent, was 3.3 percentage points higher, we would have failed step one of the impairment test for this reporting unit, requiring a step two analysis.

The Company believes that accounting estimates related to goodwill impairment are critical because the underlying assumptions used for the discounted cash flow analysis can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues.

Revenue Recognition: The Company recognizes revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In the Suttle and Transition Networks segments, the earning process completion is evidenced through the shipment of goods, based on the sales terms of these segments, the risk of loss is transferred upon shipment or delivery to customers and there are no significant obligations subsequent to that point. There are not significant estimates related to revenue recognition for these segments.

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

Results of Operations

2012 Compared to 2011

Sales were $104,250,000 in 2012, a 27% decrease from sales of $143,775,000 in 2011. Operating income decreased 81% to $3,396,000 in 2012 as compared to $17,515,000 in 2011. Income before income taxes decreased 81% to $3,398,000 from $17,620,000 in 2011. Net income decreased 77% to $2,238,000 in 2012 compared to $9,798,000 in 2011.

Suttle

The Company realigned its business operations effective January 1, 2012 and as a result, the Austin Taylor operations are now included within the Suttle business unit. The Company has reclassified Austin Taylor’s 2011 operations to conform to this presentation. Suttle sales increased 13% to $45,030,000 in 2012 compared to $39,924,000 in 2011. Sales by product groups in 2012 and 2011 were:

	Suttle Sales by Product Group

	2012	2011

Modular connecting products	$13,428,000	$12,662,000
DSL products	8,254,000	10,146,000
Structured cabling products	18,081,000	12,302,000
Other products	5,267,000	4,814,000

	$45,030,000	$39,924,000

Suttle’s sales by customer groups in 2012 and 2011 were:

	Suttle Sales by Customer Group

	2012	2011

Telephone companies	$33,645,000	$27,124,000
Distributors	5,540,000	4,461,000
International	5,394,000	7,874,000
Other	451,000	465,000

	$45,030,000	$39,924,000

The increase in sales is due primarily to increased sales to Suttle’s domestic telecommunication customers. Sales to the telephone companies increased 24% to $33,645,000 in 2012 compared to $27,124,000 in 2011 due to fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 75% of Suttle’s sales in 2012 compared to 68% of sales in 2011. Sales to distributors decreased 24% and accounted for 12% of sales in 2012 compared to 11% in 2011. The increase in this customer group is a result of increased opportunities in the domestic market for new single family unit (SFU) and multi-dwelling unit (MDU) construction. International sales accounted for 12% of Suttle’s 2012 sales but declined 31% compared to 2011. The decrease in sales in this customer group is due to a delay in DSL sales to a large customer, discontinuation of Austin Taylor’s metal business, and reduction in revenue from Austin Taylor’s legacy products.

Modular connecting products sales increased 6% due to an increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of structured cabling products increased 47% due to increased construction activity in the MDU space in specific regions in the U.S and an increase in sales tied to enhanced network deployments. Sales of DSL products decreased 19% due to the maturation of the U.S. DSL market and order cycles of major customers.

Suttle’s gross margin increased 31% to $11,974,000 in 2012 compared to $9,132,000 in 2011. The gross margin percentage was 27% in 2012 compared to 23% in 2011 due to product mix changes and increased production levels.

Selling, general and administrative expenses increased $1,153,000, or 14% to $9,371,000 in 2012 compared to $8,218,000 in 2011 due to an increase in spending in the technology development and market expansion initiatives.

Suttle’s operating income increased to $2,603,000 in 2012 from an operating loss of $358,000 in 2011 due to a goodwill impairment charge of $1,272,000 in the second quarter of 2011 and an overall reduction of losses from Austin Taylor’s operations in 2012.

Transition Networks

Transition Networks manufactures, markets, and sells active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from one-time network upgrade projects. The core markets for these products are enterprise, service providers, and industrial users. Roughly 73% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 41% to $53,843,000 in 2012 compared to $91,450,000 in 2011 due primarily to $32,751,000 in 2011 revenue from a one-time large network upgrade project with a Fortune 500 company in 2011. Revenues excluding this major project decreased 12% or $5,311,000 as compared to the prior year due to a continued slowdown in federal government spending. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Sales by customer groups in 2012 and 2011 were:

	Transition Networks Sales by Region

	2012	2011

North America	$39,386,000	$77,448,000
EMEA	5,744,000	7,178,000
Rest of world	8,713,000	6,824,000

	$53,843,000	$91,450,000

The following table summarizes Transition Networks’ 2012 and 2011 sales by product group:

	Transition Networks Sales by Product Group

	2012	2011

Media converters	$35,817,000	$72,781,000
Ethernet switches	4,738,000	4,523,000
Ethernet adapters	4,948,000	6,422,000
Other products	8,340,000	7,724,000

	$53,843,000	$91,450,000

Sales in North America decreased 49% or $38,062,000 compared to 2011 due to revenue from a one-time large network upgrade project with a Fortune 500 company that was completed during the third quarter of 2011. This also resulted in the decrease in media converter revenue. Other vertical markets, especially the federal government market in the United States, recorded lower revenue due to the slow down in government purchases resulting in project delays. International sales increased $455,000, or 3%, due to a strong rebound in the orders from Asian Telco customers in deploying data services as well as Circuit Emulation Services.

Gross margin decreased 37% to $27,995,000 in 2012 compared to $44,625,000 in 2011. Gross margin as a percentage of sales increased to 52% in 2012 compared to 49% in 2011 due to volume discounts given for the large network upgrade project with the Fortune 500 company described above.

Selling, general and administrative expenses decreased 7% to $22,106,000 in 2012 from $23,731,000 in 2011 due to cost reduction measures taken in the second and third quarters of 2012. Operating income decreased 72% to $5,888,000 in 2012 compared to $20,894,000 in 2011 due to the 2011 completion of the one-time large network upgrade project with a Fortune 500 company.

Transition Networks will continue to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) decreased 57% to $5,377,000 in 2012 compared to $12,401,000 in 2011. The following table summarizes JDL’s revenues by customer group in 2012 and 2011:

	JDL Revenue by Customer Group

	2012	2011

Broward County FL schools	$3,265,000	$11,621,000
All other	2,112,000	780,000

	$5,377,000	$12,401,000

Revenues earned in Broward County FL decreased $8,356,000 or 72% in 2012. In the first quarter of 2010, the Company received significant funding for federal government contract work. This contract work was of a long-term nature, and the Company completed these contracts during the quarter ended September 30, 2011. All other revenues increased $1,332,000 due to JDL’s concentrated effort to expand its market focus.

JDL gross margin decreased 70% to $1,529,000 in 2012 compared to $5,139,000 in 2011. Gross margin as a percentage of sales decreased to 28% in 2012 from 41% in 2011 due to purchasing discounts and rebates the Company was able to take advantage of during the prior year.

Selling, general and administrative expenses increased 10% in 2012 to $2,184,000 compared to $1,982,000 in 2011 due to an increase in the sales and marketing headcount as JDL expands into the commercial markets. JDL reported an operating loss of $655,000 in 2012 compared to operating income of $3,156,000 in 2011.

Other

Income before income taxes decreased 81% to $3,398,000 in 2012 compared to $17,620,000 in 2011. The Company’s effective income tax rate was 34% in 2012 compared to 44% in 2011. The 2012 effective rate was lower than the standard rate of 35% due to state income taxes, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions, as explained in Note 11 to the consolidated financial statements. The 2011 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, goodwill impairment, and acquisition costs not deductible for income tax purposes.

2011 Compared to 2010

Sales were $143,775,000 in 2011, a 20% increase from sales of $120,072,000 in 2010. Operating income increased 12% to $17,515,000 in 2011 as compared to $15,614,000 in 2010. Income before income taxes increased 13% to $17,620,000 from $15,635,000 in 2010. Net income increased 1% to $9,798,000 in 2011 compared to $9,715,000 in 2010.

Suttle

Suttle sales increased slightly to $39,924,000 in 2011 compared to $39,578,000 in 2010. Sales by product groups in 2011 and 2010 were:

	Suttle Sales by Product Group

	2011	2010

Modular connecting products	$12,662,000	$14,318,000
DSL products	10,146,000	11,884,000
Structured cabling products	12,302,000	9,956,000
Other products	4,814,000	3,420,000

	$39,924,000	$39,578,000

Suttle’s sales by customer groups in 2011 and 2010 were:

	Suttle Sales by Customer Group

	2011	2010

Telephone companies	$27,124,000	$25,581,000
Distributors	4,461,000	5,227,000
International	7,874,000	8,636,000
Other	465,000	134,000

	$39,924,000	$39,578,000

The increase in sales is due primarily to increased sales to Suttle’s domestic telecommunication customers. Sales to the telephone companies increased 6% to $27,124,000 in 2011 compared to $25,581,000 in 2010 due to fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 68% of Suttle’s sales in 2011 compared to 65% of sales in 2010. Sales to distributors decreased 15% and accounted for 11% of sales in 2011 compared to 13% in 2010. The decline in this customer group is a direct result of reduced opportunities in the domestic market for new SFU and MDU construction. International sales accounted for 20% of Suttle’s 2011 sales but declined 9% compared to 2010. The decrease in sales in this customer group is due primarily to volatility in fulfillment of DSL business, and decreased sales of voice products due to land-line loss.

Suttle’s gross margin decreased 6% to $9,132,000 in 2011 compared to $9,664,000 in 2010. The gross margin percentage was 23% in 2011 compared to 24% in 2010. This decrease is a result of shifting product mix, as sales from modular connecting blocks decreased. Suttle realizes its highest selling margins on modular connecting products.

Selling, general and administrative expenses increased 6% to $8,218,000 in 2011 compared to $7,723,000 in 2010 due to increases in spending on technology development.

Suttle reported an operating loss of $358,000 in 2011 as compared to operating income of $1,942,000 in 2010 due in part to the margin erosion mentioned above and a goodwill impairment charge of $1,272,000 in the second quarter of 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had approximately $35,948,000 in cash, cash equivalents and investments. Of this amount, $5,498,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $18,078,000 in investments consisting of certificates of deposit, commercial paper, corporate notes and bonds, and municipal bonds that are traded on the open market and are classified as available-for-sale at December 31, 2012.

The Company had current assets of approximately $85,918,000 and current liabilities of $15,241,000 at December 31, 2012 compared to current assets of $89,946,000 and current liabilities of $15,388,000 at the end of 2011.

Cash flow provided by operating activities was approximately $200,000 in 2012 compared to $14,067,000 provided by operations in 2011. Significant working capital changes from 2011 to 2012 included an increase in inventories of $7,706,000 and accounts payable of $ 4,819,000 due to volume purchases in the fourth quarter of 2012 for a large project to be completed in 2013.

Cash provided by investing activities was $3,035,000 of cash in 2012 compared to cash used of $3,120,000 in 2011. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities. The Company acquired Patapsco Designs Limited during the third quarter of 2011 and paid $3,271,000 in initial consideration, which was offset by $862,000 in cash acquired in the acquisition.

Net cash used by financing activities was $7,924,000 in 2012 compared to $5,185,000 in 2011. Cash dividends paid on common stock increased to $6,734,000 in 2012 ($0.79 per common share) from $5,065,000 in 2011 ($0.60 per common share). The increase in cash dividends paid in 2012 is related to the early payment of the dividend declared in December 2012, which is usually paid in January of the following year. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $298,000 in 2012 and $257,000 in 2011. The Company purchased and retired 70,028 shares for $758,000 in 2012 and no shares in 2011. At December 31, 2012, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $427,000 during 2012. The outstanding balance on the mortgage was $1,575,000 at December 31, 2012.

The Company expects that the effective income tax rate for fiscal 2013 will be approximately 34%.

The Company had no outstanding obligations under its line of credit at December 31, 2012 and 2011, and the Company’s entire credit line ($10,000,000 at March 1, 2013) is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at December 31, 2012). There were no borrowings on the line of credit during 2012 or 2011. The credit agreement expires October 31, 2014 and is secured by assets of the Company. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$457,000	$1,014,000	$104,000	$—
Interest on long-term debt	93,000	88,000	1,000	—
Pensions	462,000	756,000	723,000	1,998,000
Operating leases	305,000	470,000	83,000
Compensation plans		350,000

Total	$1,317,000	$2,678,000	$911,000	$1,998,000

As of December 31, 2012, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2012 our bank line of credit carried a LIBOR rate plus 1.1%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc., and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the internal control over financial reporting of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 15, 2013

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2012	December 31 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,869,712	$22,515,710
Investments	12,701,538	18,635,601
Trade accounts receivable, less allowance for doubtful accounts of $69,000 and $175,000, respectively	14,683,227	14,461,168
Inventories	33,752,710	25,986,003
Prepaid income taxes	2,113,926	3,893,003
Other current assets	783,352	999,863
Deferred income taxes	4,013,628	3,455,047

TOTAL CURRENT ASSETS	85,918,093	89,946,395
PROPERTY, PLANT AND EQUIPMENT, net	14,474,913	14,019,019
OTHER ASSETS:
Investments	5,376,397	4,883,510
Goodwill	5,956,934	5,990,571
Funded pension assets	—	905,552
Other assets	808,308	913,869

TOTAL OTHER ASSETS	12,141,639	12,693,502

TOTAL ASSETS	$112,534,645	116,658,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$457,464	$427,345
Accounts payable	9,237,233	4,398,848
Accrued compensation and benefits	3,044,864	5,870,000
Accrued consideration	770,041	1,002,623
Other accrued liabilities	1,670,009	2,388,867
Dividends payable	61,833	1,299,963

TOTAL CURRENT LIABILITIES	15,241,444	15,387,646

LONG TERM LIABILITIES:
Long-term compensation plans	350,457	283,075
Uncertain tax positions	320,426	405,673
Deferred income taxes	1,381,785	1,476,969
Pension liabilities	127,611	—
Long-term debt - mortgage payable	1,117,529	1,574,993

TOTAL LONG-TERM LIABILITIES	3,297,808	3,740,710

COMMITMENTS AND CONTINGENCIES (Footnote 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,474,896 and 8,466,774 shares issued and outstanding, respectively	423,745	423,339
Additional paid-in capital	36,404,518	35,533,273
Retained earnings	57,755,178	61,466,342
Accumulated other comprehensive (loss) income	(588,048)	107,606

TOTAL STOCKHOLDERS’ EQUITY	93,995,393	97,530,560

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,534,645	$116,658,916

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31

	2012	2011	2010

Sales	$104,249,654	$143,775,051	$120,072,310

Costs and expenses:
Cost of sales	62,752,763	84,879,924	68,871,678
Selling, general and administrative expenses	38,100,773	40,108,221	35,586,248
Impairment loss	—	1,271,986	—

Total costs and expenses	100,853,536	126,260,131	104,457,926

Operating income	3,396,118	17,514,920	15,614,384

Other income and (expenses):
Investment and other income	75,187	313,544	251,002
Gain/(loss) on sale of assets	62,630	(27,081)	(9,238)
Interest and other expense	(136,255)	(181,393)	(221,611)

Other income, net	1,562	105,070	20,153

Income from operations before income taxes	3,397,680	17,619,990	15,634,537

Income tax expense	1,159,566	7,822,124	5,919,104

Net income	2,238,114	9,797,866	9,715,433

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	1,311,000	(525,000)	43,999
Unrealized gains/(losses) on available-for-sale securities	26,223	(16,691)	(19,744)
Foreign currency translation adjustment	(2,032,877)	934,934	(182,770)

Total other comprehensive (loss) income	(695,654)	393,243	(158,515)

Comprehensive income	$1,542,460	$10,191,109	$9,556,918

Basic net income per share:	$0.26	$1.16	$1.16
Diluted net income per share:	$0.26	$1.15	$1.15

Weighted Average Basic Shares Outstanding	8,508,497	8,448,612	8,384,242
Weighted Average Dilutive Shares Outstanding	8,518,613	8,495,873	8,414,566
Dividends declared per share	$0.64	$0.60	$0.59

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount

BALANCE AT DECEMBER 31, 2009	8,352,883	$417,644	$33,641,510	$52,007,261	$(127,122)	$85,939,293
Net income				9,715,433		9,715,433
Issuance of common stock under Employee Stock Purchase Plan	11,107	555	124,579			125,134
Issuance of common stock to Employee Stock Ownership Plan	37,900	1,895	469,581			471,476
Issuance of common stock under Employee Stock Option Plan	21,000	1,050	181,626			182,676
Tax benefit from non-qualified employee stock options			34,981			34,981
Share based compensation			39,093			39,093
Shareholder dividends				(4,952,878)		(4,952,878)
Other comprehensive loss					(158,515)	(158,515)

BALANCE AT DECEMBER 31, 2010	8,422,890	421,144	34,491,370	56,769,816	(285,637)	91,396,693

Net income				9,797,866		9,797,866
Issuance of common stock under Employee Stock Purchase Plan	10,308	515	151,761			152,276
Issuance of common stock to Employee Stock Ownership Plan	22,493	1,125	314,902			316,027
Issuance of common stock under Non-Employee Stock Option Plan	9,000	450	72,450			72,900
Issuance of common stock under Executive Stock Plan	2,083	105	31,974			32,079
Tax benefit from non-qualified stock options			21,920			21,920
Share based compensation			448,896			448,896
Shareholder dividends				(5,101,340)		(5,101,340)
Other comprehensive income					393,243	393,243

BALANCE AT DECEMBER 31, 2011	8,466,774	423,339	35,533,273	61,466,342	107,606	97,530,560

Net income				2,238,114		2,238,114
Issuance of common stock under Employee Stock Purchase Plan	13,849	692	171,078			171,770
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,807	506,391			508,198
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	84,983			85,583
Issuance of common stock under Executive Stock Plan	16,156	808	39,503			40,311
Tax benefit from non-qualified stock options			67,835			67,835
Share based compensation			302,964			302,964
Purchase of common stock	(70,028)	(3,501)	(301,509)	(452,941)		(757,951)
Shareholder dividends				(5,496,336)		(5,496,336)
Other comprehensive loss					(695,654)	(695,654)

BALANCE AT DECEMBER 31, 2012	8,474,896	423,745	36,404,518	57,755,178	(588,048)	93,995,393

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,238,114	$9,797,866	$9,715,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,133,511	2,100,735	1,858,881
Share based compensation	302,964	448,896	39,093
Deferred taxes	(631,626)	1,695,595	(518,234)
Impairment loss	—	1,271,986	—
Change in fair value of acquisition-related contingent consideration	85,501	—
(Gain)/loss on sale of assets	(62,630)	27,081	9,238
Excess tax benefit from share based payments	(67,835)	(21,920)	(34,981)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	(189,775)	3,273,730	(2,521,012)
Inventories	(7,705,772)	(602,414)	69,693
Prepaid income taxes	1,776,601	(3,600,652)	40,688
Other assets	252,378	(78,349)	(52,913)
Accounts payable	4,819,481	(1,025,703)	407,757
Accrued compensation and benefits	(2,250,647)	751,925	417,873
Other accrued liabilities	(680,171)	395,133	301,376
Income taxes payable	(15,168)	(335,374)	(10,158)
Other	195,244	(32,022)	3,092

Net cash provided by operating activities	200,170	14,066,513	9,725,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,607,958)	(2,755,991)	(1,794,422)
Purchases of investments	(15,010,778)	(20,884,014)	(20,339,715)
Acquisition of business	—	(3,138,367)
Proceeds from the sale of fixed assets	198,109	22,555	27,783
Proceeds from the sale of investments	20,456,039	23,635,385	12,808,642

Net cash provided by (used in) investing activities	3,035,412	(3,120,432)	(9,297,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,734,466)	(5,064,811)	(4,858,484)
Mortgage principal payments	(427,345)	(399,209)	(372,926)
Proceeds from issuance of common stock	297,664	257,255	307,810
Excess tax benefit from stock based payments	67,835	21,920	34,981
Payment of contingent consideration related to acquisition	(370,096)	—	—
Purchase of common stock	(757,951)	—	—

Net cash used in financing activities	(7,924,359)	(5,184,845)	(4,888,619)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	42,779	(33,084)	(45,385)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,645,998)	5,728,152	(4,505,890)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,515,710	16,787,558	21,293,448

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,869,712	$22,515,710	$16,787,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$87,343	$10,037,938	$6,315,827
Interest paid	138,477	165,514	201,191
Dividends declared not paid	—	1,270,016	1,263,434
Acquisition costs in accrued liabilities	—	1,002,623	—

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2012, the Company had $17.9 million in cash and cash equivalents. Of this amount, $5.5 million was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, commercial paper, and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2012. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated Comprehensive income below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,030,000, $2,058,000 and $1,859,000 for 2012, 2011 and 2010, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2012 and 2011, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2012	2011

Beginning balance	$634,000	$616,000
Amounts charged to expense	217,000	258,000
Actual warranty costs paid	(261,000)	(240,000)

Ending balance	$590,000	$634,000

Accumulated Other Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2012	2011

Foreign currency translation	$(2,370,474)	$(337,597)
Unrealized gain on available-for-sale investments	23,590	(2,633)
Minimum pension liability	1,758,836	447,836

	$(588,048)	$107,606

The functional currency of Austin Taylor and Patapsco is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica and Transition China use the U.S. dollar as their functional currency.

Revenue recognition: The Company’s manufacturing operations (Suttle and Transition Networks) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after such time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $2,304,000 in 2012, $2,045,000 in 2011 and $2,127,000 in 2010.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and unvested shares, which resulted in a dilutive effect of 10,116 shares, 47,261 shares and 30,324 shares in 2012, 2011 and 2010, respectively. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2012, 2011, and 2010 was 80,290, 0 and 0, respectively.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

NOTE 2 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2012 and December 31, 2011:

	December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788	$5,497,788	$		$

Subtotal	5,497,788	—	—	5,497,788	5,497,788		—		—

Investments:
Certificates of deposit	8,157,749	3,727	(1,945)	8,159,531	—		7,258,768		900,763
Corporate Notes/Bonds	8,241,327	35,364	(914)	8,275,777	—		3,800,143		4,475,634
Commercial Paper	1,638,892	3,735	—	1,642,627	—		1,642,627		—

Subtotal	18,037,968	42,826	(2,859)	18,077,935	—		12,701,538		5,376,397

Total	$23,535,756	$42,826	$(2,859)	$23,575,723	$5,497,788		$12,701,538		$5,376,397

	December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$829,881	$—	$—	$829,881	$829,881	$		$

Subtotal	829,881	—	—	829,881	829,881		—		—

Investments:
Certificates of deposit	23,527,506	8,213	(16,608)	23,519,111	—		18,635,601		4,883,510

Subtotal	23,527,506	8,213	(16,608)	23,519,111	—		18,635,601		4,883,510

Total	$24,357,387	$8,213	$(16,608)	$24,348,992	$829,881		$18,635,601		$4,883,510

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of December 31, 2012 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of December 31, 2012.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2012:

	Amortized Cost	Estimated Market Value

Due within one year	$12,687,866	$12,701,538
Due after one year through five years	5,350,102	5,376,397

	$18,037,968	$18,077,935

The Company did not recognize any gross realized gains and gross realized losses were immaterial during the years ending December 31, 2012 and 2011, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31

	2012	2011

Finished goods	$21,252,143	$14,010,071
Raw and processed materials	12,500,567	11,975,932

	$33,752,710	$25,986,003

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

		December 31
	Estimated useful life
		2012	2011

Land		$3,135,351	$3,114,330
Buildings and improvements	7-40 years	8,858,976	8,779,969
Machinery and equipment	3-15 years	23,247,888	23,266,325
Furniture and fixtures	5-10 years	3,644,306	3,966,579
Construction in progress		1,546,732	515,095

		40,433,253	39,642,298
Less accumulated depreciation		(25,958,340)	(25,623,279)

		$14,474,913	$14,019,019

NOTE 5 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,094,000, with cash acquired totaling $862,000. The purchase price included initial consideration of $3,271,000, deferred consideration of $466,000 to be paid out no later than 18 months from the acquisition date, $656,000 in working capital adjustments, and $701,000 in contingent consideration. The Company agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to be paid out no later than two years from the acquisition date. Although the maximum contingent consideration was $818,000, the Company had recognized $701,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration was calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At December 31, 2012, the Company has estimated liabilities of $770,000 related to outstanding consideration payments.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 by segment are as follows:

	Suttle	Transition Networks	Total

January 1, 2011	$1,271,986	$3,288,231	$4,560,217

Impairment loss	(1,271,986)	—	(1,271,986)
Acquisition	—	2,702,340	2,702,340
			—

December 31, 2011	—	5,990,571	5,990,571

Foreign currency translation	—	(33,637)	(33,637)

December 31, 2012	$—	$5,956,934	$5,956,934

Gross goodwill	1,271,986	$5,956,934	$7,228,920
Accumulated impairment loss	(1,271,986)	—	(1,271,986)

Balance at December 31, 2012	$—	$5,956,934	$5,956,934

During our fiscal quarter ended June 30, 2011, based on greater than expected decline in actual and forecasted profitability of legacy products in our Suttle business unit, as well as, significant project delays that occurred related to Suttle’s new technologies, we concluded that that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Suttle business unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Suttle’s reduced earnings and cash flow forecasts, the Company determined that Suttle’s goodwill was fully impaired and recorded a goodwill impairment for the Suttle segment of $1,272,000. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 13. There was no goodwill impairment recognized in 2012.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(16,346)	(1,018)	64,421
Customer relationships	490,707	(68,652)	(6,108)	415,947
Technology	228,996	(64,075)	(2,850)	162,071

	801,488	(149,073)	(9,976)	642,439

	December 31, 2011

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(4,599)	(4,520)	72,666
Customer relationships	490,707	(19,316)	(27,114)	444,277
Technology	228,996	(18,029)	(12,652)	198,315
	801,488	(41,944)	(44,286)	715,258

Amortization expense on these identifiable intangible assets was $103,000 and $42,000 in 2012 and 2011, respectively. The amortization expense is included in selling, general and administrative expenses.

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2012, 2011 and 2010 were $471,000, $479,000, and $456,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately seven active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2012 and 2011:

	2012	2011

Change in benefit obligation:
Benefit obligation at the beginning of the year	$5,150,000	$4,919,000
Service cost	275,000	36,000
Interest cost	244,000	240,000
Participant contributions	0	15,000
Augmentations	0	45,000
Actuarial (gains)/losses	325,000	62,000
Benefits paid	(552,000)	(162,000)
Foreign currency gains	233,000	(5,000)

Benefit obligation at the end of the year	5,675,000	5,150,000

Change in plan assets:
Fair value of plan assets at beginning of year	6,056,000	5,269,000
Actual return on plan assets	(289,000)	892,000
Employer contributions	58,000	48,000
Participant contributions	0	15,000
Benefits paid	(552,000)	(162,000)
Foreign currency losses	274,000	(6,000)

Fair value of plan assets at end of year	5,547,000	6,056,000

Funded status at end of year – net asset /(liability)	$(128,000)	$906,000

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	4.3%	4.7%
Expected return on assets	5.1%	4.2%

The plans are funded through UK government gilts and an insurance contract both recorded in the financial statements at fair value. The related amounts for each of these investments were $3,517,000 and $2,030,000 as of December 31, 2012 and were determined to be level 2 and level 3 investments, respectively. The related amounts for each of these investments were $3,193,000 and $2,864,000 as of December 31, 2011 and were determined to be level 2 and level 3 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active. Level 3 investments are valued based on significant unobservable inputs.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2012.

The Company expects to make contributions of $50,000 to the plan in 2013.

The Company estimates its future pension benefit payments will be as follows:

2013	$462,000
2014	494,000
2015	262,000
2016	234,000
2017	489,000
2018 thru 2022	1,998,000

Components of the Company’s net periodic pension costs are:

	2012	2011	2010

Service cost	$275,000	$36,000	$46,000
Interest cost	244,000	240,000	258,000
Expected return on assets	(262,000)	(267,000)	(244,000)
Amortization of prior service cost	—	46,000

Net periodic pension cost	$257,000	$55,000	$60,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $443,000, $421,000 and $402,000 in 2012, 2011 and 2010 respectively. Sublease income received was $0, $0 and $8,000 in 2012, 2011 and 2010 respectively. At December 31, 2012, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2013	$305,000
2014	238,000
2015	232,000
2016	83,000

$858,000

Long-term debt: The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $1,575,000 at December 31, 2012. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2013	457,000
2014	490,000
2015	524,000
2016	104,000

Line of credit: The Company has a $10,000,000 line of credit from Wells Fargo Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2012 and 2011 and the entire credit line is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at December 31, 2012). The credit agreement expires October 31, 2014 and is secured by assets of the Company. Our credit agreement contains financial covenants including current ratio, net income, and tangible net worth minimums. The Company was in compliance with all financial covenants as of December 31, 2012.

As of December 31, 2012, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan. The plan provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company accrued (income)/expense of $ (16,000), $286,000 and $926,000 in 2012, 2011 and 2010, respectively. Accrual balances for long-term compensation plans at December 31, 2012 and 2011 were $350,000 and $2,024,000, respectively. Awards paid were $1,657,000 in 2012, $0 in 2011 and $1,332,000 in 2010. Awards for the 2010 to 2013 and the 2011 to 2013 cycles will be paid out 50% in cash and 50% in stock and awards for the 2012 to 2014 cycles will be paid out 25% in cash and 75% in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote below.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against such actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position, results of operations, or cash flows.

NOTE 9 – STOCK COMPENSATION

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

At December 31, 2012, 773,026 shares remained available for future issuance under the 2011 Incentive Plan.

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

The Director Plan was suspended as of May 19, 2011 to prohibit automatic option grants in 2011 in connection with seeking and receiving shareholder approval of the 2011 Incentive Plan, at the 2011 Annual Meeting of Shareholders. As shareholder approval was received, the Board amended the Director Plan to prohibit any future option awards under that plan on August 11, 2011. Stock options were granted to non-employee directors for 0, 0, and 18,000 shares in 2012, 2011 and 2010, respectively.

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

During 2011, prior to amending the Stock Plan to prohibit future awards, key employees were granted deferred stock awards covering 16,092 shares tied to achievement against performance goals in 2010 under the Company’s long term incentive plan. To the extent earned, the deferred stock will be paid out in the first quarter of 2014 to key employees still employed by the Company at that time. The Company also granted deferred stock awards covering 77,588 shares to key employees under the Company’s long term incentive plan tied to achievement against performance over the 2011 to 2013 period. The actual number of shares of deferred stock earned by the respective employees, if any, will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2013 and the number of shares earned will be paid in the first quarter of 2014 to those key employees still employed by the Company at that time. During 2011, the Company also granted deferred stock awards of up to 12,156 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2011 quarterly or annual revenue targets. The number of shares earned by the respective executive employees were issued in the first quarter of 2012.

At December 31, 2012 after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 154,430 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2012.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan during the three years ended December 31, 2012.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2009	189,000	$9.77	4.75 years
Awarded	18,000	11.82
Exercised	(21,000)	8.70
Forfeited	(24,000)	14.13

Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	96,250	14.16
Exercised	(9,000)	8.10
Forfeited	(12,430)	11.23

Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	(12,000)	7.13
Forfeited	(5,890)	10.58

Outstanding – December 31, 2012	311,153	12.05	4.99 years

Excercisable at December 31, 2012	180,185	$11.05	4.33 years
Expected to vest December 31, 2012	308,405	12.03	4.98 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2012	2011	2010

Expected volatility	31.2%	27.7%	27.3%
Risk free interest rate	2.3%	3.4%	3.7%
Expected holding period	6 years	6 years	7 years
Dividend yield	4.6%	4.2%	4.7%

Total unrecognized compensation expense was $161,000, $102,000, and $0 for the years ending December 31, 2012, 2011 and 2010, respectively, which is expected to be recognized over the next 3.0 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $108,000 based on the Company’s stock price at December 31, 2012. The intrinsic value of options exercised during the year was $59,000, $61,000 and $183,000 in 2012, 2011 and 2010, respectively. Net cash proceeds from the exercise of all stock options were $86,000, $73,000 and $0 for 2012, 2011 and 2010, respectively. The following table summarizes the status of stock options outstanding at December 31, 2012:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	30,000	0.9 years	$7.82
$8.65 to $9.99	33,000	5 years	9.67
$10.00 to $12.00	69,000	4.9 years	10.95
$12.01 to $14.50	179,153	5.7 years	13.61

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $21,000, $22,000 and $35,000 in 2012, 2011 and 2010 respectively. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2010 to December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value

Outstanding – December 31, 2010	—	$—
Granted	105,836	15.15
Vested	(2,657)	15.40
Forfeited	(31,330)	15.27

Outstanding – December 31, 2011	71,849	15.14
Granted	105,698	13.49
Vested	—	—
Forfeited	(16,757)	13.95

Outstanding – December 31, 2012	160,790	14.16

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2012 and 2011, the total unrecognized compensation expense related to the deferred stock shares was $297,000 and $302,000, respectively and is expected to be recognized over a weighted-average period of 1.7 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2012, 2011 and 2010 was $303,000, $449,000 and $39,000 before income taxes and $197,000, $292,000 and $25,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2012. The ESPP is considered compensatory under current rules. At December 31, 2012, after giving effect to the shares issued as of that date, 52,564 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2012, the ESOP held 601,281 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2012 ESOP contribution was $463,819 for which the Company issued 44,598 shares in March 2013. The 2011 ESOP contribution was $508,198 for which the Company issued 36,145 shares in 2012. The Company’s 2010 ESOP contribution was $316,027 for which the Company issued 22,493 shares of common stock to the ESOP in 2011.

NOTE 10 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. In 2012, the Company purchased and retired 70,028 shares at a cost of $758,000. At December 31, 2012, 411,910 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 11 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2012	2011	2010

Currently payable income taxes:
Federal	$1,669,000	$5,609,000	$5,906,000
State	141,000	414,000	581,000
Foreign	(18,000)	103,000	(50,000)

	1,792,000	6,126,000	$6,437,000

Deferred income taxes (benefit):
Federal	$(542,000)	$1,204,000	$(522,000)
State	(33,000)	72,000	(10,000)
Foreign	(57,000)	420,000	14,000

	(632,000)	1,696,000	(518,000)

	$1,160,000	$7,822,000	$5,919,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax losses of $419,000, $1,474,000 and $1,119,000 in 2012, 2011 and 2010 respectively. At the end of 2012, Austin Taylor’s net operating loss carry-forward was $6,140,000. $419,000 of the 2012 pretax loss will provide group relief to Patapsco, a U.K. company acquired by Communications Systems, Inc. during 2011. The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against the potential carry-forward benefit.

In 2007 Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had pretax income of $36,000 and $24,000 in 2012 and 2011 respectively and pretax losses of $115,000 in 2010. At the end of 2012, Transition Networks China’s net operating loss carry-forward was $1,558,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

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

Suttle Costa Rica had pretax income of $168,000, $155,000 and $80,000 in 2012, 2011 and 2010 respectively. At the end of 2012, Suttle Costa Rica’s net operating loss carry-forward was $0.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2012	2011	2010

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.5)	(0.3)	(0.6)
State income taxes, net of federal benefit	1.7	1.9	2.4
Foreign income taxes, net of foreign tax credits	(0.2)	4.7	2.7
Impairment of goodwill	—	2.5	—
Other	(0.9)	0.6	(1.6)

Effective tax rate	34.1%	44.4%	37.9%

Deferred tax assets and liabilities as of December 31 related to the following:

	2012	2011

Deferred tax assets:
Allowance for doubtful accounts	$25,000	$58,000
Inventory	3,393,000	2,611,000
Accrued and prepaid expenses	530,000	762,000
Domestic net operating loss carry-forward	106,000	186,000
Long-term compensation plans	330,000	298,000
Nonemployee director stock compensation	200,000	128,000
Other stock compensation	176,000	122,000
State income taxes	69,000	63,000
Foreign net operating loss carry-forwards and credits	2,092,000	2,625,000

Gross deferred tax assets	6,921,000	6,853,000
Valuation allowance	(2,091,000)	(2,624,000)

Net deferred tax assets	4,830,000	4,229,000

Deferred tax liabilities
Depreciation	(1,439,000)	(1,577,000)
Intangible assets	(759,000)	(674,000)

Gross deferred tax liability	(2,198,000)	(2,251,000)

Total net deferred tax asset	$2,632,000	$1,978,000

As part of previous acquisitions, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2012, the Company had $303,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

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

Changes in the Company’s unrecognized tax benefits are summarized as follows:

	2012	2011	2010

Unrecognized tax benefits – January 1	$234,000	$270,000	$349,000
Gross increases - tax positions in prior period	0	0	0
Gross decreases - tax positions in prior period	0	0	0
Gross increases - current period tax positions	0	7,000	7,000
Expiration of statute of limitations	(81,000)	(43,000)	(86,000)

Unrecognized tax benefits – December 31, 2012	$153,000	$234,000	$270,000

Included in the balance of unrecognized tax benefits at December 31, 2012 are $251,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $66,000 in the next twelve months due to statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $168,000 at December 31, 2012. The Company’s 2012 income tax expense decreased by $4,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2009 tax year.

NOTE 12- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

Non-allocated corporate general and administrative expenses are categorized as “Other” in the Company’s segment reporting. Management has chosen to organize the enterprise and disclose reportable segments based on products and services. There are no material intersegment revenues. To conform to the 2012 presentation, the Company has reclassified 2011 and 2010 segment information to present the Austin Taylor operations within Suttle’s business unit.

Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in foreign countries were approximately $1,067,000 and $831,000 at December 31, 2012 and 2011, respectively. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. Consolidated sales to U.S. customers were approximately 83%, 85% and 81% of sales from continuing operations in 2012, 2011 and 2010 respectively. In 2012, sales to one of Transition Networks’ customers accounted for 10.6% of consolidated sales and one of Suttle’s customers accounted for 16.6% of consolidated sales. In 2011, sales to one of Transition Networks’ customers accounted for 22.8% of consolidated sales. In 2010, sales to two of Transition Networks’ customers accounted for 15.1% and 12.0% of consolidated sales and one of JDL Technologies’ customers accounted for 10.3% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2012, 2011 and 2010 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
2012
Sales	$45,030,184	$53,842,940	$5,376,530	$—	$104,249,654
Cost of sales	33,056,579	25,848,307	3,847,877	—	62,752,763

Gross profit	11,973,605	27,994,633	1,528,653	—	41,496,891
Selling, general and administrative expenses	9,370,737	22,106,199	2,183,798	4,440,039	38,100,773

Operating income (loss)	$2,602,868	$5,888,434	$(655,145)	$(4,440,039)	$3,396,118

Depreciation and amortization	$925,149	$815,259	$103,109	$289,994	$2,133,511

Capital expenditures	$1,167,495	$412,568	$36,891	$991,004	$2,607,958

Assets	$26,148,148	$35,851,189	$8,385,337	$42,149,971	$112,534,645

	Suttle	Transition Networks	JDL Technologies	Other	Total
2011
Sales	$39,924,484	$91,450,014	$12,400,553	$—	$143,775,051
Cost of sales	30,792,769	46,825,149	7,262,006	—	84,879,924

Gross profit	9,131,715	44,624,865	5,138,547	—	58,895,127
Selling, general and administrative expenses	8,217,766	23,730,729	1,982,353	6,177,373	40,108,221
Impairment	1,271,986				1,271,986

Operating income (loss)	$(358,037)	$20,894,136	$3,156,194	$(6,177,373)	$17,514,920

Depreciation and amortization	$946,256	$755,789	$106,622	$292,068	$2,100,735

Capital expenditures	$935,030	$1,028,941	$51,789	$740,231	$2,755,991

Assets	$27,914,301	$33,589,083	$1,844,572	$53,310,960	$116,658,916

	Suttle	Transition Networks	JDL Technologies	Other	Total
2010
Sales	$39,577,584	$67,782,482	$12,712,244	$—	$120,072,310
Cost of sales	29,913,246	31,826,169	7,132,263	—	68,871,678

Gross profit	9,664,338	35,956,313	5,579,981	—	51,200,632
Selling, general and administrative expenses	7,722,508	21,459,214	1,470,086	4,934,440	35,586,248
Impairment					—

Operating income (loss)	$1,941,830	$14,497,099	$4,109,895	$(4,934,440)	$15,614,384

Depreciation and amortization	$856,180	$604,873	$102,850	$294,978	$1,858,881

Capital expenditures	$751,674	$680,819	$197,784	$164,145	$1,794,422

Assets	$21,764,508	$32,383,709	$3,493,717	$51,428,293	$109,070,227

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value as of December 31, 2012 and December 31, 2011, are summarized below:

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788

Subtotal	5,497,788	—	—	5,497,788

Short-term investments:
Certificates of deposit	—	7,258,768	—	7,258,768
Corporate Notes/Bonds	—	3,800,143	—	3,800,143
Commercial Paper	—	1,642,627	—	1,642,627

Subtotal	—	12,701,538	—	12,701,538

Long-term investments:
Certificates of deposit	—	900,763	—	900,763
Corporate Notes/Bonds	—	4,475,634	—	4,475,634

Subtotal	—	5,376,397	—	5,376,397

Current Liabilities:	—
Accrued Consideration	—	—	(770,041)	(770,041)

Subtotal	—	—	(770,041)	(770,041)

Total	$5,497,788	$18,077,935	$(770,041)	$22,805,682

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$829,881	$—	$—	$829,881

Subtotal	829,881	—	—	829,881

Short-term investments:
Certificates of deposit	—	18,635,601	—	18,635,601

Subtotal	—	18,635,601	—	18,635,601

Long-term investments:
Certificates of deposit	—	4,883,510	—	4,883,510
Subtotal	—	4,883,510	—	4,883,510

Current Liabilities:
Accrued Consideration	—	—	(1,002,623)	(1,002,623)

Subtotal	—	—	(1,002,623)	(1,002,623)

Total	$829,881	$23,519,111	$(1,002,623)	$23,346,369

The estimated fair value of remaining contingent consideration as of December 31, 2012 was $770,041, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during 2012 was due to $370,096 in payments, $52,013 in foreign currency losses, and $85,501 in losses included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

There were no transfers between levels during 2012 and 2011.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)
Unaudited

	Quarter Ended

	March 31	June 30	Sep 30	Dec 31

2012
Sales	$24,244	$25,561	$28,688	$25,757
Gross margins	9,949	10,656	10,760	10,132
Operating income	130	1,358	1,707	201
Net income	55	972	1,119	92

Basic net income per share	$0.01	$0.11	$0.13	$0.01
Diluted net income per share	$0.01	$0.11	$0.13	$0.01

2011
Sales	$31,023	$45,430	$41,985	$25,337
Gross margins	13,328	18,456	16,555	10,556
Operating income	4,141	7,253	6,484	(363)
Net income	2,558	4,085	3,730	(575)

Basic net income per share	$0.30	$0.48	$0.44	$(0.07)
Diluted net income per share	$0.30	$0.48	$0.44	$(0.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Operating Effectiveness of Accounting and Control Procedures. As a result of our evaluation, our management concluded that as of December 31, 2012, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 21, 2013 Annual Meeting of Shareholders (“2013 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2013 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2013 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2013 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2013 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2013 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2013 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 30 to 54 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 60 through 63 of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 15, 2013	/s/ William G. Schultz

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

Signature	Title	Date

/s/William G. Schultz	President, Chief Executive Officer	March 15, 2013
and Director
William G. Schultz

/s/David T. McGraw	Vice President, Treasurer and	March 15, 2013
Chief Financial Officer (Principal
David T. McGraw	Financial Officer)

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 15, 2013
Accounting Officer)
Kristin A. Hlavka

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 15, 2013
and Director
Curtis A. Sampson

/s/Randall D. Sampson	Director	March 15, 2013

Randall D. Sampson

/s/Edwin C. Freeman	Director	March 15, 2013

Edwin C. Freeman

/s/Luella G. Goldberg	Director	March 15, 2013

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 15, 2013

Gerald D. Pint

/s/Roger H.D. Lacey	Director	March 15, 2013

Roger H.D. Lacey

/s/Jeffrey K. Berg	Director	March 15, 2013

Jeffrey K. Berg

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2012

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2012	$175,000	$30,000	$(136,000	)(A)	$	$69,000

December 31, 2011	$500,000	$91,000	$(416,000	)(A)	$	$175,000

December 31, 2010	$505,000	$105,000	$(110,000	)(A)	$	$500,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2012

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2012

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

10.1.1

First Amendment to Credit Agreement and Waiver
of Event of Default dated as of November 28, 2012
between Communications Systems, Inc., JDL
Technologies, Inc., Transition Networks, Inc. and
Wells Fargo Bank, National Association

Filed herewith.

10.2		Revolving Line of Credit Note dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.3	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.3.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference

10.3.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference

10.4	*	1990 Employee Stock Purchase Plan, as amended and restated May 19, 2011	Filed as Exhibit 99.4 to the Form 8-K dated May 19, 2011 and incorporated herein by reference.

10.5	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.6	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.8	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 1, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Compensation Plan	Filed as Exhibit 99.3 to the Form 8-K dated May 19, 2011, and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 1, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

99.1		Press Release dated March 12, 2013	Filed herewith.

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