Form 10-Q
period 2013-03-31
COMMUNICATIONS SYSTEMS INC
filed 2013-05-10
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2013
Common Stock, par value $.05 per share	NASDAQ	8,529,037

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31 2013	December 31 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,824,540	$17,869,712
Investments	10,679,437	12,701,538
Trade accounts receivable, less allowance for doubtful accounts of $55,000 and $69,000, respectively	18,358,611	14,683,227
Inventories	36,980,325	33,752,710
Prepaid income taxes	2,015,128	2,113,926
Other current assets	922,561	783,352
Deferred income taxes	4,144,404	4,013,628
TOTAL CURRENT ASSETS	83,925,006	85,918,093

PROPERTY, PLANT AND EQUIPMENT, net	14,403,000	14,474,913
OTHER ASSETS:
Investments	6,203,992	5,376,397
Goodwill	5,797,671	5,956,934
Other assets	739,931	808,308
TOTAL OTHER ASSETS	12,741,594	12,141,639
TOTAL ASSETS	$111,069,600	112,534,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$465,320	$457,464
Accounts payable	7,990,304	9,237,233
Accrued compensation and benefits	2,536,366	3,044,864
Accrued consideration	581,750	770,041
Other accrued liabilities	1,955,024	1,670,009
Dividends payable	1,453,035	61,833
TOTAL CURRENT LIABILITIES	14,981,799	15,241,444
LONG TERM LIABILITIES:
Long-term compensation plans	42,069	350,457
Uncertain tax positions	327,221	320,426
Deferred income taxes	1,423,459	1,381,785
Pension liabilities	325,810	127,611
Long-term debt - mortgage payable	998,211	1,117,529
TOTAL LONG-TERM LIABILITIES	3,116,770	3,297,808

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,523,719 and 8,474,896 shares issued and outstanding, respectively	426,186	423,745
Additional paid-in capital	37,087,003	36,404,518
Retained earnings	56,606,937	57,755,178
Accumulated other comprehensive loss	(1,149,095)	(588,048)
TOTAL STOCKHOLDERS’ EQUITY	92,971,031	93,995,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,069,600	$112,534,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2013	2012

Sales	$27,452,731	$24,243,922

Costs and expenses:
Cost of sales	17,676,804	14,295,294
Selling, general and administrative expenses	9,405,150	9,818,182
Total costs and expenses	27,081,954	24,113,476

Operating income	370,777	130,446

Other income and (expenses):
Investment and other income (expense)	87,291	(20,698)
(Loss)/gain on sale of assets	(47,262)	20,572
Interest and other expense	(29,386)	(36,759)
Other income (loss), net	10,643	(36,885)

Income from operations before income taxes	381,420	93,561

Income tax expense	139,061	38,483

Net income	242,359	55,078

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(205,815)	135,892
Unrealized gains/(losses) on available-for-sale securities	(12,078)	12,052
Foreign currency translation adjustment	(343,154)	138,017
Total other comprehensive (loss) income	(561,047)	285,961
Comprehensive (loss) income	$(318,688)	$341,039

Basic net income per share:	$0.03	$0.01

Diluted net income per share:	$0.03	$0.01

Weighted Average Basic Shares Outstanding	8,486,533	8,473,774
Weighted Average Dilutive Shares Outstanding	8,496,318	8,510,345
Dividends declared per share	$0.16	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	8,474,896	$423,745	$36,404,518	$57,755,178	$(588,048)	$93,995,393
Net income				242,359		242,359
Issuance of common stock under Employee Stock Purchase Plan	4,225	211	43,729			43,940
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Share based compensation			177,167			177,167
Shareholder dividends				(1,390,600)		(1,390,600)
Other comprehensive loss					(561,047)	(561,047)
BALANCE AT MARCH 31, 2013	8,523,719	$426,186	$37,087,003	$56,606,937	$(1,149,095)	$92,971,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,359	$55,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485,793	584,690
Share based compensation	177,167	111,044
Deferred taxes	(89,101)	55,533
Change in fair value of acquisition-related contingent consideration	27,231	—
Loss/(gain) on sale of assets	47,262	(20,572)
Changes in assets and liabilities:
Trade receivables	(3,707,328)	148,107
Inventories	(3,309,289)	(1,082,165)
Prepaid income taxes	111,201	(76,842)
Other assets	(137,257)	132,159
Accounts payable	(1,229,882)	9,451
Accrued compensation and benefits	(350,808)	(3,136,397)
Other accrued liabilities	255,243	(235,703)
Income taxes payable	(5,499)	8,287
Net cash used in operating activities	(7,482,908)	(3,447,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(479,129)	(681,099)
Purchases of investments	(2,932,571)	(2,007,701)
Acquisition of business	—	(43,639)
Proceeds from the sale of fixed assets	24,971	74,372
Proceeds from the sale of investments	4,115,000	4,359,039
Net cash provided by investing activities	728,271	1,700,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	—	(1,269,737)
Mortgage principal payments	(111,462)	(104,123)
Proceeds from issuance of common stock	43,940	54,409
Payment of contingent consideration related to acquisition	(161,060)	—
Net cash used in financing activities	(228,582)	(1,319,451)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(61,953)	25,584

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,045,172)	(3,040,225)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,869,712	22,515,710

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,824,540	$19,475,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$116,297	$62,934
Interest paid	26,261	35,822
Dividends declared not paid	1,363,795	1,355,294

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2013 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended March 31, 2013 and 2012 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31, 2013 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Revenue Recognition

The Company’s manufacturing operations (Suttle and Transition Networks) recognize revenue when the earnings process is complete, evidenced by persuasive evidence of an agreement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized for domestic and international sales at the shipping point or delivery to customers, based on the related shipping terms. Risk of loss transfers at the point of shipment or delivery to customers, and the Company has no further obligation after this time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives, and warranty costs at the time of the sale, based on historical experience and current trends.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31	December 31
	2013	2012
Foreign currency translation	$(2,713,628)	$(2,370,474)
Unrealized gain on available-for-sale investments	11,512	23,590
Minimum pension liability	1,553,021	1,758,836
	$(1,149,095)	$(588,048)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2013 and December 31, 2012:

	March 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$3,211,661	$—	$—	$3,211,661	$3,211,661	$		$
Subtotal	3,211,661	—	—	3,211,661	3,211,661		—		—

Investments:
Certificates of deposit	5,438,166	2,442	(3,860)	5,436,748	—		4,477,193		959,555
Corporate Notes/Bonds	9,774,853	30,959	(3,458)	9,802,354	—		4,557,917		5,244,437
Commercial Paper	1,642,521	1,806	—	1,644,327	—		1,644,327		—
Subtotal	16,855,540	35,207	(7,318)	16,883,429	—		10,679,437		6,203,992

Total	$20,067,201	$35,207	$(7,318)	$20,095,090	$3,211,661		$10,679,437		$6,203,992

	December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788	$5,497,788	$		$
Subtotal	5,497,788	—	—	5,497,788	5,497,788		—		—

Investments:
Certificates of deposit	8,157,749	3,727	(1,945)	8,159,531	—		7,258,768		900,763
Corporate Notes/Bonds	8,241,327	35,364	(914)	8,275,777	—		3,800,143		4,475,634
Commercial Paper	1,638,892	3,735	—	1,642,627	—		1,642,627		—
Subtotal	18,037,968	42,826	(2,859)	18,077,935	—		12,701,538		5,376,397

Total	$23,535,756	$42,826	$(2,859)	$23,575,723	$5,497,788		$12,701,538		$5,376,397

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2013 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2013.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2013:

	Amortized Cost	Estimated Market Value

Due within one year	$10,673,829	$10,679,437
Due after one year through five years	6,181,711	6,203,992
	$16,855,540	$16,883,429

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending March 31, 2013 and 2012, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2013. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2013, after giving effect to the shares issued as of that date, 48,339 shares remain available for purchase under the ESPP.

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

During the first quarter of 2013, stock options covering 160,302 shares were awarded to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 177,532 shares to key employees during the first quarter under the Company’s long-term incentive plan for performance over the 2013 to 2015 period. The actual number of shares of deferred stock, if any, that are earned by the respective employees will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2015 and the shares earned will be issued in the first quarter of 2016 to those key employees still with the Company at that time. The Company also granted deferred stock awards of up to 11,576 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2012 quarterly or annual revenue targets. The shares earned by the respective executive employees will be issued no later than the first quarter of 2014.

At March 31, 2013, 425,879 shares remained available for future issuance under the 2011 Incentive Plan.

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

No options were granted under the Director Plan in 2012 or 2013. The Director Plan was amended as of May 19, 2011 to prohibit option grants in 2011 and future years.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan. When seeking approval of the 2011 Incentive Plan at the 2011 Annual Meeting of Shareholders, the Company committed to amending the Stock Plan to prohibit the issuance of future equity awards if such approval was given. Effective August 11, 2011, the amendment to prohibit future stock options or other equity awards was approved by the Board.

At March 31, 2013, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 154,430 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2013.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2012 to March 31, 2013:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2012	311,153	$12.05	4.98
Awarded	160,302	10.10
Exercised	—	—
Forfeited	—	—
Outstanding – March 31, 2013	471,455	11.39	5.50

Excercisable at March 31, 2013	214,496	$11.43	4.33
Expected to vest March 31, 2013	465,701	11.38	5.49

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2013 was $65,000. The intrinsic value of all options exercised during the three months ended March 31, 2013 was $0. Net cash proceeds from the exercise of all stock options were $0 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2012 to March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2012	160,790	$14.16
Granted	190,108	9.83
Vested	—	—
Forfeited	(3,263)	12.18
Outstanding – March 31, 2013	347,635	11.81

Compensation Expense

Share-based compensation expense recognized for the three-month period ended March 31, 2013 was $177,000 before income taxes and $115,000 after income taxes. Share-based compensation expense recognized for the three-month period ended March 31, 2012 was $111,000 before income taxes and $72,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,396,000 at March 31, 2013. Excess tax benefits from the exercise of stock options and issuance of restricted stock included in financing cash flows for the three month periods ended March 31, 2013 and 2012 were $0 and $0, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31	December 31
	2013	2012
Finished goods	$24,776,340	$21,252,143
Raw and processed materials	12,203,985	12,500,567
	$36,980,325	$33,752,710

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 and 2012 by segment is as follows:

	Suttle	Transition Networks	Total

January 1, 2012	$—	$5,990,571	$5,990,571

March 31, 2012	$—	$5,990,571	$5,990,571

January 1, 2013	$—	$5,956,934	$5,956,934

Foreign currency translation	—	(159,263)	(159,263)

March 31, 2013	$—	$5,797,671	$5,797,671

Gross goodwill	1,271,986	$5,797,671	$7,069,657
Accumulated impairment loss	(1,271,986)	—	(1,271,986)
Balance at March 31, 2013	$—	$5,797,671	$5,797,671

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(18,045)	(5,839)	57,901
Customer relationships	490,707	(75,792)	(35,028)	379,887
Technology	228,996	(70,734)	(16,345)	141,917
	801,488	(164,571)	(57,212)	579,705

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(16,346)	(1,018)	64,421
Customer relationships	490,707	(68,652)	(6,108)	415,947
Technology	228,996	(64,075)	(2,850)	162,071
	801,488	(149,073)	(9,976)	642,439

Amortization expense on these identifiable intangible assets was $25,000 and $26,000 in 2013 and 2012, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the three-month periods ended March 31, 2013 and 2012, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2013	2012
Beginning balance	$590,000	$634,000
Amounts charged to expense	90,000	87,000
Actual warranty costs paid	(123,000)	(97,000)
Ending balance	$557,000	$623,000

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

At March 31, 2013 there was $256,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and the years 2008-2011 remain open to examination by various state tax departments. The tax years from 2009-2011 remain open in Costa Rica.

The Company’s effective income tax rate was 36.5% for the first three months of 2013. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions. The effect of the foreign operations is an overall rate decrease of approximately 2.6% for the three months ended March 31, 2013. There were no additional uncertain tax positions identified in the first quarter of 2013. The Company’s effective income tax rate for the three months ended March 31, 2012 was 41.1%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and settlement of uncertain tax positions.

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

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended March 31, 2013
Sales	$12,412,188	$10,813,121	$4,227,422	$—	$27,452,731
Cost of sales	9,096,683	5,092,291	3,487,830	—	17,676,804
Gross profit	3,315,505	5,720,830	739,592	—	9,775,927
Selling, general and administrative expenses	2,357,941	5,495,179	559,132	992,898	9,405,150
Operating income (loss)	$957,564	$225,651	$180,460	$(992,898)	$370,777

Depreciation and amortization	$216,749	$179,866	$14,447	$74,731	$485,793

Capital expenditures	$164,402	$131,354	$15,361	$168,012	$479,129

Assets	$26,834,977	$31,484,025	$14,551,382	$38,199,216	$111,069,600

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended March 31, 2012
Sales	$10,577,304	$12,938,193	$728,425	$—	$24,243,922
Cost of sales	7,675,962	6,128,836	490,496	—	14,295,294
Gross profit	2,901,342	6,809,357	237,929	—	9,948,628
Selling, general and administrative expenses	2,368,441	5,622,237	584,968	1,242,536	9,818,182
Operating income (loss)	$532,901	$1,187,120	$(347,039)	$(1,242,536)	$130,446

Depreciation and amortization	$244,025	$241,436	$27,091	$72,138	$584,690

Capital expenditures	$402,899	$82,451	$10,096	$185,653	$681,099

Assets	$28,172,970	$34,646,429	$1,629,899	$47,998,048	$112,447,346

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31
	2013	2012
Service cost	$65,000	$9,000
Interest cost	57,000	62,000
Expected return on assets	(62,000)	(69,000)
Amortization of prior service cost	—	12,000
Net periodic pension cost	$60,000	$14,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 9,785 and 36,571 shares for the three month periods ended March 31, 2013 and 2012, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 116,290 were excluded from the calculation of diluted earnings per share for the three-months ended March 31, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 323,236 shares were not included for the three-months ended March 31, 2013 because of unmet performance conditions. All options were included for the three-month period ended March 31, 2012 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 149,470 shares were not included for the three-month period ended March 31, 2012 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, are summarized below:

	March 31, 2013

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$3,211,661	$—	$—	$3,211,661
Subtotal	3,211,661	—	—	3,211,661

Short-term investments:
Certificates of deposit	—	4,477,193	—	4,477,193
Corporate Notes/Bonds	—	4,557,917	—	4,557,917
Commercial Paper	—	1,644,327	—	1,644,327
Subtotal	—	10,679,437	—	10,679,437

Long-term investments:
Certificates of deposit	—	959,555	—	959,555
Corporate Notes/Bonds	—	5,244,437	—	5,244,437
Subtotal	—	6,203,992	—	6,203,992

Current Liabilities:
Accrued Consideration	—	—	(581,750)	(581,750)
Subtotal	—	—	(581,750)	(581,750)

Total	$3,211,661	$16,883,429	$(581,750)	$19,513,339

	December 31, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788
Subtotal	5,497,788	—	—	5,497,788

Short-term investments:
Certificates of deposit	—	7,258,768	—	7,258,768
Corporate Notes/Bonds	—	3,800,143	—	3,800,143
Commercial Paper	—	1,642,627	—	1,642,627
Subtotal	—	12,701,538	—	12,701,538

Long-term investments:
Certificates of deposit	—	900,763	—	900,763
Corporate Notes/Bonds	—	4,475,634	—	4,475,634
Subtotal	—	5,376,397	—	5,376,397

Current Liabilities:
Accrued Consideration	—	—	(770,041)	(770,041)
Subtotal	—	—	(770,041)	(770,041)

Total	$5,497,788	$18,077,935	$(770,041)	$22,805,682

The estimated fair value of remaining contingent consideration as of March 31, 2013 was $581,750, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during the three months was due to $161,060 in payments and $27,231 in foreign currency gains.

There were no transfers between levels during the three months ended March 31, 2013.

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

The Company’s first quarter consolidated sales increased 13.2% in 2013 to $27.5 million compared to $24.2 million in 2012. Consolidated 2013 operating income increased to $371,000 compared to $130,000 in the 2012 first quarter. First quarter 2013 net income increased to $242,000 compared to $55,000 in the first quarter of 2012.

Suttle continued its strong growth by increasing 2013 first quarter revenue to $12.4 million, a 17.4 % increase over the 2012 first quarter. Suttle revenues reflected increased sales to telecommunications service providers, due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by these communications service providers. Suttle also had a significant increase in the sale of its structured cabling products driven by continued resurgence in the housing market, specifically in multi-tenant-dwelling construction.

Transition Networks sales decreased 16% to $10.8 million, due primarily to the continued slowdown in government spending, which resulted in a decrease in North American revenue from $9.3 million to $6.7 million. Transition Networks international revenue increased from $3.6 million to $4.1 million, due to increased sales to Latin America and Asia despite decreased sales in the Company’s Europe, Middle East and Africa markets. With the continued uncertainty over federal government spending, Transition Networks is taking steps to improve its 2013 revenues and profitability in a challenging domestic environment.

JDL Technology 2013 first quarter sales increased 481% to $4.2 million due to its involvement in the Miami-Dade County School District (“M-DCSD”) “Bringing Wireless to the Classroom” initiative. In the fourth quarter of 2012, JDL Technologies was selected as one of the partners for this initiative, and it recognized $3.2 of revenue from this program in the first quarter of 2013. JDL Technologies also achieved increased revenues from its long-time relationship with the Broward County Florida school district, and from other customers. JDL Technology’s gross margin decreased to 17.5%, reflecting the fact that a significant portion of its revenue was hardware-based, rather than its more traditional value-added service. JDL Technologies continues to expand the customer base for its managed services, virtualization and migration-to-the-cloud products and services, and is focused on offering these services to small- and medium-sized businesses in the healthcare and commercial markets.

Enterprise Resource Planning

During the first quarter, we continued the process of implementing our new Enterprise Resource Planning (ERP) system, which will significantly strengthen our long-term term performance by standardizing all CSI business units on a common platform. The ERP system will bring efficiencies in the cycle from product concept to product development to bringing products to market; it will enable us to lower manufacturing costs and better manage our supply chain; and it will give us many tools to provide improved customer service. Although implementing this new ERP system has been a significant investment, we expect to achieve substantial dividends in improved execution and enhanced service to our customers. On April 4, 2013, our Transition Networks business unit “went live” on this system. This “go-live” was successful due to pre-planning and excellent education. Suttle will be the next business unit to go live, which we expect to occur later in 2013.

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
•

our ability to stabilize the 2013 revenues and profitability of our Transition Networks business unit in light of continued uncertainty over federal government spending and the decline in Transition Networks legacy products;

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

•	the fact the Company’s margins from JDL’s M-DCSD project are significantly lower than the margins from JDL’s historical projects, which have included a significant value-added service component; and
•

other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K.

Three Months Ended March 31, 2013 Compared to
Three Months Ended March 31, 2012

Consolidated sales increased 13% in 2013 to $27,453,000 compared to $24,244,000 in 2012. Consolidated operating income in 2013 increased to $371,000 compared to $130,000 in the first quarter of 2012. Net income in 2013 increased to $242,000 compared to $55,000 in the first quarter of 2012.

Suttle

Suttle sales increased 17% in the first quarter of 2013 to $12,412,000 compared to $10,577,000 in the same period of 2012 due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by communications service providers. Sales by customer groups in the first quarter of 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telephone companies	$9,395,000	$7,450,000
Distributors	1,577,000	1,428,000
International	1,312,000	1,511,000
Other	128,000	188,000
	$12,412,000	$10,577,000

Suttle’s sales by product groups in first quarter of 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$3,349,000	$3,235,000
DSL products	2,140,000	1,904,000
Structured cabling products	5,705,000	4,041,000
Other products	1,218,000	1,397,000
	$12,412,000	$10,577,000

Sales to the major telephone companies increased 26% in 2013 due to the fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 76% of Suttle’s sales in the first quarter of 2013 compared to 70% of sales in 2012. Sales to distributors increased 10% in 2013 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 13% and 14% of sales in the first quarters of 2013 and 2012, respectively. International sales decreased 13% and accounted for 11% of Suttle’s first quarter 2013 sales, due to a reduction in revenue from Austin Taylor’s legacy products.

Modular connecting products sales increased 4% and sales of structured cabling products increased 41% due to an increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products increased 12% due to the order cycle of major customers.

Suttle’s gross margin increased 14% in the first quarter of 2013 to $3,316,000 compared to $2,901,000 in the same period of 2012. Gross margin as a percentage of sales remained consistent at 27% in 2013 and 2012. Selling, general and administrative expenses remained stable in the first quarter of 2013 compared to the same period in 2012. Suttle’s operating income was $958,000 in the first quarter of 2013 compared to $533,000 in 2012.

Transition Networks

Transition Networks sales decreased 16% to $10,813,000 in the first quarter of 2013 compared to $12,938,000 in 2012 due primarily to a continued slowdown in federal government spending. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2013	2012
North America	$6,700,000	$9,327,000
Europe, Middle East, Africa (“EMEA”)	1,496,000	1,728,000
Rest of World	2,617,000	1,883,000
	$10,813,000	$12,938,000

The following table summarizes Transition Networks’ 2013 and 2012 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$7,462,000	$8,685,000
Ethernet switches	1,067,000	1,218,000
Ethernet adapters	729,000	1,207,000
Other products	1,555,000	1,828,000
	$10,813,000	$12,938,000

Sales in North America decreased 28% or $2,627,000 due to lower than anticipated demand from the federal government and traditional media converter markets. International sales increased $502,000, or 14%, due to higher demand for telecommunication products, specifically within the Rest of World region.

Gross margin on first quarter Transition Networks’ sales decreased 16% to $5,721,000 in 2013 from $6,809,000 in 2012. Gross margin as a percentage of sales remained stable at 53% in both 2013 and 2012. Selling, general and administrative expenses decreased 2% to $5,495,000 in 2013 compared to $5,622,000 in 2012 due to planned decreases in sales and marketing expenses. Operating income decreased to $226,000 in 2013 compared to $1,187,000 in 2012.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 481% to $4,227,000 in the first quarter of 2013 compared to $728,000 in 2012.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2013	2012
Broward County FL schools	$697,000	$481,000
Miami Dade County FL schools	3,167,000	—
All other	363,000	247,000
	$4,227,000	$728,000

Revenues earned in Broward County, Florida increased $216,000 or 45% in the first quarter of 2013 as compared to the 2012 first quarter due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. This project will continue throughout 2013. All other revenues increased $116,000 due to JDL’s concentrated effort in the commercial markets.

JDL gross margin increased 211% to $740,000 in the first quarter of 2013 compared to $238,000 in the same period in 2012. Gross margin as a percentage of sales decreased to 17.5% in 2013 from 33% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses decreased 4% in 2013 to $559,000 compared to $585,000 in 2012. JDL reported operating income of $180,000 in the first quarter of 2013 compared to an operating loss of $347,000 in the same period of 2012.

Other

The Company’s income before income taxes increased to $381,000 in 2013 compared to $94,000 in 2012. The Company’s effective income tax rate was 36% in 2013 and 41% in 2012. This effective rate differs from the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Liquidity and Capital Resources

As of March 31, 2013, the Company had approximately $27,708,000 in cash, cash equivalents and investments. Of this amount, $3,212,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $16,883,000 in investments consisting of certificates of deposit, commercial paper, and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2013.

The Company had working capital of $68,943,000, consisting of current assets of approximately $83,925,000 and current liabilities of $14,982,000 at March 31, 2013 compared to working capital of $70,677,000, consisting of current assets of $85,918,000 and current liabilities of $15,241,000 at December 31, 2012.

Cash flow used in operating activities was approximately $7,483,000 in the first three months of 2013 compared to $3,447,000 in the same period of 2012. Significant working capital changes from December 31, 2012 to March 31, 2013 included an increase in inventories of $3,309,000 due to high production levels related to increased orders and new product initiatives within one of our business segments, and an increase in receivables of $3,707,000 due to higher sales in the first quarter of 2013 as compared to the first quarter of 2012.

Net cash provided by investing activities was $728,000 in the first three months of 2013 compared to $1,701,000 in cash used in the same period of 2012. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities.

Net cash used by financing activities was $229,000 in the first three months of 2013 compared to $1,319,000 in the same period of 2012. The Company made $161,000 in contingent consideration payments related to the Patapsco acquisition. Cash dividends paid on common stock decreased to $0 in 2013 from $1,270,000 in 2012 ($0.16 per common share) due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $44,000 in 2013 and $54,000 in 2012. The Company purchased and retired no shares in 2013 and 2012. At March 31, 2013, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at March 31, 2013). There were no borrowings on the line of credit during the first three months of 2013 or 2012. The credit agreement expires October 31, 2014 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2012 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2013.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first quarter of 2013. The adoption of this standard did not have a material effect on our financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2013 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

As the Company disclosed in a Form 8-K filed with the Securities and Exchange Commission on November 26, 2012, David T. McGraw, the Company’s Chief Financial Officer advised the Company’s Board of Directors that he would be retiring as Chief Financial Officer on December 31, 2013.

On May 9, 2013, Mr. McGraw notified the Company that he would be accelerating the date of his retirement as Chief Financial Officer to May 21, 2013, the date of the Company’s 2013 Annual Meeting of Shareholders.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated May 9, 2013 announcing 2013 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ William G. Schultz
William G. Schultz
Date:	May 10, 2013		President and Chief Executive Officer

/s/ David T. McGraw
David T. McGraw
Date:	May 10, 2013		Chief Financial Officer