Form 10-Q
period 2013-06-30
COMMUNICATIONS SYSTEMS INC
filed 2013-08-08
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ________________________

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
YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2013
Common Stock, par value $.05 per share	NASDAQ	8,548,202

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2013	December 31 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,530,222	$17,869,712
Investments	6,818,774	12,701,538
Trade accounts receivable, less allowance for doubtful accounts of $53,000 and $69,000, respectively	21,200,305	14,683,227
Inventories	39,280,036	33,752,710
Prepaid income taxes	—	2,113,926
Other current assets	561,565	783,352
Deferred income taxes	4,014,191	4,013,628
TOTAL CURRENT ASSETS	83,405,093	85,918,093

PROPERTY, PLANT AND EQUIPMENT, net	14,674,298	14,474,913
OTHER ASSETS:
Investments	5,420,508	5,376,397
Goodwill	5,800,826	5,956,934
Other assets	711,094	808,308
TOTAL OTHER ASSETS	11,932,428	12,141,639
TOTAL ASSETS	$110,011,819	112,534,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$473,311	$457,464
Accounts payable	6,203,127	9,237,233
Accrued compensation and benefits	3,269,735	3,044,864
Accrued consideration	266,147	770,041
Other accrued liabilities	1,896,341	1,670,009
Income taxes payable	269,393	—
Dividends payable	1,430,111	61,833
TOTAL CURRENT LIABILITIES	13,808,165	15,241,444
LONG TERM LIABILITIES:
Long-term compensation plans	—	350,457
Uncertain tax positions	334,120	320,426
Deferred income taxes	1,465,165	1,381,785
Pension liabilities	326,220	127,611
Long-term debt - mortgage payable	876,845	1,117,529
TOTAL LONG-TERM LIABILITIES	3,002,350	3,297,808

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,544,037 and 8,474,896 shares issued and outstanding, respectively	427,202	423,745
Additional paid-in capital	37,034,153	36,404,518
Retained earnings	56,904,289	57,755,178
Accumulated other comprehensive loss	(1,164,340)	(588,048)
TOTAL STOCKHOLDERS’ EQUITY	93,201,304	93,995,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,011,819	$112,534,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Sales	$31,936,602	$25,561,258	$59,389,333	$49,805,179

Costs and expenses:
Cost of sales	20,408,285	14,905,375	38,085,089	29,200,669
Selling, general and administrative expenses	8,961,467	9,298,281	18,366,616	19,116,463
Total costs and expenses	29,369,752	24,203,656	56,451,705	48,317,132

Operating income	2,566,850	1,357,602	2,937,628	1,488,047

Other income and (expenses):
Investment and other income	34,852	53,870	122,142	33,172
Gain/(loss) on sale of assets	2,585	68,969	(44,677)	89,542
Interest and other expense	(26,457)	(34,971)	(55,843)	(71,730)
Other income, net	10,980	87,868	21,622	50,984

Income from operations before income taxes	2,577,830	1,445,470	2,959,250	1,539,031

Income tax expense	939,273	473,735	1,078,334	512,218

Net income	1,638,557	971,735	1,880,916	1,026,813

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(259)	(3,166)	(206,074)	132,726
Unrealized gains/(losses) on available-for-sale securities	(18,468)	(6,419)	(30,546)	5,633
Foreign currency translation adjustment	3,482	(98,134)	(339,672)	39,883
Total other comprehensive (loss) income	(15,245)	(107,719)	(576,292)	178,242
Comprehensive income	$1,623,312	$864,016	$1,304,624	$1,205,055

Basic net income per share:	$0.19	$0.11	$0.22	$0.12

Diluted net income per share:	$0.19	$0.11	$0.22	$0.12

Weighted Average Basic Shares Outstanding	8,537,369	8,522,307	8,512,091	8,498,040
Weighted Average Dilutive Shares Outstanding	8,540,965	8,562,148	8,518,223	8,526,048
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	8,474,896	$423,745	$36,404,518	$57,755,178	$(588,048)	$93,995,393
Net income				1,880,916		1,880,916
Issuance of common stock under Employee Stock Purchase Plan	9,543	477	95,686			96,163
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Issuance of common stock under Non-Employee Stock Option Plan	15,000	750	109,500			110,250
Tax benefit from non-qualified stock options			13,562			13,562
Share based compensation			(50,702)			(50,702)
Shareholder dividends				(2,731,805)		(2,731,805)
Other comprehensive loss					(576,292)	(576,292)
BALANCE AT JUNE 30, 2013	8,544,037	$427,202	$37,034,153	$56,904,289	$(1,164,340)	$93,201,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,880,916	$1,026,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,058,654	1,124,254
Share based compensation	(50,702)	223,062
Deferred taxes	82,818	68,375
Change in fair value of acquisition-related contingent consideration	(342,834)	—
Loss/(gain) on sale of assets	44,677	(89,542)
Excess tax benefit from share-based payments	(13,562)	(67,932)
Changes in assets and liabilities:
Trade receivables	(6,543,186)	(790,154)
Inventories	(5,605,959)	(5,060,313)
Prepaid income taxes	2,126,336	313,120
Other assets	228,920	368,680
Accounts payable	(3,019,181)	818,696
Accrued compensation and benefits	340,746	(2,526,956)
Other accrued liabilities	248,973	(323,490)
Income taxes payable	284,445	84,710
Net cash used in operating activities	(9,278,939)	(4,830,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,306,581)	(1,213,458)
Purchases of investments	(2,814,894)	(8,734,935)
Proceeds from the sale of fixed assets	36,184	97,222
Proceeds from the sale of investments	8,623,000	9,440,039
Net cash provided by (used in) investing activities	4,537,709	(411,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,363,527)	(2,639,201)
Mortgage principal payments	(224,838)	(210,035)
Proceeds from issuance of common stock	206,413	219,978
Excess tax benefit from share-based payments	13,562	67,932
Payment of contingent consideration related to acquisition	(161,060)	(43,639)
Purchase of common stock	—	(207,102)
Net cash used in financing activities	(1,529,450)	(2,812,067)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(68,810)	3,514

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,339,490)	(8,050,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,869,712	22,515,710

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,530,222	$14,465,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded)/paid	$(1,421,106)	$54,171
Interest paid	53,733	70,793
Dividends declared not paid	1,363,795	1,366,082

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2013 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2013 and 2012 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended June 30, 2013 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30	December 31
	2013	2012
Foreign currency translation	$(2,710,146)	$(2,370,474)
Unrealized (loss)/gain on available-for-sale investments	(6,956)	23,590
Minimum pension liability	1,552,762	1,758,836
	$(1,164,340)	$(588,048)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2013 and December 31, 2012:

	June 30, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$3,365,196	$—	$—	$3,365,196	$3,365,196	$		$
Subtotal	3,365,196	—	—	3,365,196	3,365,196		—		—

Investments:
Certificates of deposit	3,275,850	821	(4,022)	3,272,649	—		2,312,463		960,186
Corporate Notes/Bonds	8,954,011	20,942	(8,320)	8,966,633	—		4,506,311		4,460,322
Subtotal	12,229,861	21,763	(12,342)	12,239,282	—		6,818,774		5,420,508

Total	$15,595,057	$21,763	$(12,342)	$15,604,478	$3,365,196		$6,818,774		$5,420,508

	December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788	$5,497,788	$		$
Subtotal	5,497,788	—	—	5,497,788	5,497,788		—		—

Investments:
Certificates of deposit	8,157,749	3,727	(1,945)	8,159,531	—		7,258,768		900,763
Corporate Notes/Bonds	8,241,327	35,364	(914)	8,275,777	—		3,800,143		4,475,634
Commercial Paper	1,638,892	3,735	—	1,642,627	—		1,642,627		—
Subtotal	18,037,968	42,826	(2,859)	18,077,935	—		12,701,538		5,376,397

Total	$23,535,756	$42,826	$(2,859)	$23,575,723	$5,497,788		$12,701,538		$5,376,397

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2013 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2013.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2013:

	Amortized Cost	Estimated Market Value

Due within one year	$6,811,669	$6,818,774
Due after one year through five years	5,418,192	5,420,508
	$12,229,861	$12,239,282

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the six-month periods ending June 30, 2013 and 2012, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2013. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2013, after giving effect to the shares issued as of that date, 43,021 shares remain available for purchase under the ESPP.

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

During the first quarter of 2013, stock options covering 160,302 shares were awarded to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 177,532 shares to key employees during the first quarter under the Company’s long-term incentive plan for performance over the 2013 to 2015 period. The actual number of shares of deferred stock, if any, that are earned by the respective employees will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2015 and the shares earned will be issued in the first quarter of 2016 to those key employees still with the Company at that time. The Company also granted deferred stock awards of up to 11,576 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2013 quarterly or annual revenue targets. The shares earned by the respective executive employees will be issued no later than the first quarter of 2014.

During the second quarter of 2013, the Company granted restricted stock units totaling 28,280 units to the Company’s seven non-employee directors with the restricted stock units issued to each director having a value of $40,000 based on the closing price of the Company’s stock on May 21, 2013. These restricted stock units vest after one year and are issued as stock after another year.

At June 30, 2013, 457,899 shares remained available for future issuance under the 2011 Incentive Plan.

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

At June 30, 2013, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 140,216 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2013.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2012 to June 30, 2013:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2012	311,153	$12.05	4.98
Awarded	160,302	10.10
Exercised	(15,000)	7.35
Forfeited	(74,738)	11.42
Outstanding – June 30, 2013	381,717	11.54	5.28

Excercisable at June 30, 2013	189,734	$11.64	4.36
Expected to vest June 30, 2013	375,963	11.53	5.26

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2013 was $20,000. The intrinsic value of all options exercised during the six months ended June 30, 2013 was $38,000. Net cash proceeds from the exercise of all stock options were $110,000 and $86,000 for the six months ended June 30, 2013 and 2012, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2012 to June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2012	160,790	$14.16
Granted	190,108	9.83
Vested	—	—
Forfeited	(74,327)	11.58
Outstanding – June 30, 2013	276,571	11.87

Compensation Expense

Share-based compensation expense recognized for the six-month period ended June 30, 2013 was $ (51,000) before income taxes and $ (33,000) after income taxes. Share-based compensation expense recognized for the six-month period ended June 30, 2012 was $223,000 before income taxes and $145,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $800,000 at June 30, 2013. Excess tax benefits from the exercise of stock options and issuance of restricted stock included in financing cash flows for the six month periods ended June 30, 2013 and 2012 were $14,000 and $68,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30	December 31
	2013	2012
Finished goods	$29,571,963	$21,252,143
Raw and processed materials	9,708,073	12,500,567
	$39,280,036	$33,752,710

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

During the six-month period ended June 30, 2013, Transition Networks experienced a decrease in year-over-year revenues due primarily to continued slowdown in domestic government spending and a decline in sales of its legacy products. Management is restructuring Transition Networks’ general management and sales leadership to better align its business around strategic objectives and changes in the market.

Management continues to evaluate and monitor all key factors affecting the carrying value of the recorded goodwill and long-lived assets. Further adverse changes in the Company’s actual or expected operating results, market capitalization, business climate, economic factors or other negative events that may be outside the control of management could result in a material non-cash impairment charge in the future.

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 and 2012 by segment is as follows:

	Suttle	Transition Networks	Total
January 1, 2012	$—	$5,990,571	$5,990,571

June 30, 2012	$—	$5,990,571	$5,990,571

January 1, 2013	$—	$5,956,934	$5,956,934

Foreign currency translation	—	(156,108)	(156,108)

June 30, 2013	$—	$5,800,826	$5,800,826

Gross goodwill	1,271,986	$5,800,826	$7,072,812
Accumulated impairment loss	(1,271,986)	—	(1,271,986)
Balance at June 30, 2013	$—	$5,800,826	$5,800,826

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(20,776)	(5,743)	55,266
Customer relationships	490,707	(87,261)	(34,455)	368,991
Technology	228,996	(81,441)	(16,078)	131,477
	801,488	(189,478)	(56,276)	555,734

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(16,346)	(1,018)	64,421
Customer relationships	490,707	(68,652)	(6,108)	415,947
Technology	228,996	(64,075)	(2,850)	162,071
	801,488	(149,073)	(9,976)	642,439

Amortization expense on these identifiable intangible assets was $50,000 and $51,000 in 2013 and 2012, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2013 and 2012, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2013	2012
Beginning balance	$590,000	$634,000
Amounts charged to expense	149,000	98,000
Actual warranty costs paid	(147,000)	(145,000)
Ending balance	$592,000	$587,000

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

At June 30, 2013 there was $261,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and the years 2008-2011 remain open to examination by various state tax departments. The tax years from 2009-2011 remain open in Costa Rica.

The Company’s effective income tax rate was 36.4% for the first six months of 2013. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions. The effect of the foreign operations is an overall rate decrease of approximately 0.3% for the six months ended June 30, 2013. There were no additional uncertain tax positions identified in the first six months of 2013. The Company's effective income tax rate for the six months ended June 30, 2012 was 33.3%, and differed from the federal tax rate due to state income taxes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

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

Information concerning the Company’s continuing operations in the various segments for the three and six-month periods ended June 30, 2013 and 2012 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended June 30, 2013
Sales	$13,852,329	$10,461,771	$7,622,502	$—	$31,936,602
Cost of sales	9,990,159	4,786,724	5,631,402	—	20,408,285
Gross profit	3,862,170	5,675,047	1,991,100	—	11,528,317
Selling, general and administrative expenses	2,608,738	5,062,853	587,021	702,855	8,961,467
Operating income (loss)	$1,253,432	$612,194	$1,404,079	$(702,855)	$2,566,850

Depreciation and amortization	$223,449	$187,840	$14,045	$147,527	$572,861

Capital expenditures	$274,380	$369,621	$—	$183,451	$827,452

Assets	$27,557,698	$32,332,555	$18,835,913	$31,285,653	$110,011,819

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended June 30, 2012
Sales	$10,347,556	$14,029,507	$1,184,195	$—	$25,561,258
Cost of sales	7,850,557	6,228,019	826,799	—	14,905,375
Gross profit	2,496,999	7,801,488	357,396	—	10,655,883
Selling, general and administrative expenses	2,205,227	5,569,837	529,147	994,070	9,298,281
Operating income (loss)	$291,772	$2,231,651	$(171,751)	$(994,070)	$1,357,602

Depreciation and amortization	$239,636	$199,059	$27,836	$73,032	$539,563

Capital expenditures	$262,689	$77,193	$4,595	$187,881	$532,358

Assets	$28,333,064	$35,613,341	$2,356,158	$47,014,305	$113,316,868

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six Months Ended June 30, 2013
Sales	$26,264,517	$21,274,892	$11,849,924	$—	$59,389,333
Cost of sales	19,086,842	9,879,015	9,119,232	—	38,085,089
Gross profit	7,177,675	11,395,877	2,730,692	—	21,304,244
Selling, general and administrative expenses	4,966,678	10,558,032	1,146,153	1,695,753	18,366,616
Operating income (loss)	$2,210,997	$837,845	$1,584,539	$(1,695,753)	$2,937,628

Depreciation and amortization	$440,198	$367,706	$28,492	$222,258	$1,058,654

Capital expenditures	$438,782	$500,975	$15,361	$351,463	$1,306,581

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six Months Ended June 30, 2012
Sales	$20,924,860	$26,967,699	$1,912,620	$—	$49,805,179
Cost of sales	15,526,519	12,356,855	1,317,295	—	29,200,669
Gross profit	5,398,341	14,610,844	595,325	—	20,604,510
Selling, general and administrative expenses	4,573,668	11,192,074	1,114,115	2,236,606	19,116,463
Operating income (loss)	$824,673	$3,418,770	$(518,790)	$(2,236,606)	$1,488,047

Depreciation and amortization	$483,661	$440,496	$54,927	$145,170	$1,124,254

Capital expenditures	$665,588	$159,645	$14,691	$373,534	$1,213,458

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three and six-months ended June 30, 2013 and 2012 were:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$64,000	$9,000	$129,000	$18,000
Interest cost	58,000	59,000	115,000	121,000
Expected return on assets	(61,000)	(66,000)	(123,000)	(135,000)
Amortization of prior service cost	—	11,000	—	23,000
Net periodic pension cost	$61,000	$13,000	$121,000	$27,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 3,596 and 6,132 shares for the three and six-month periods ended June 30, 2013, respectively. The dilutive effect of stock options for the three and six-month periods ended June 30, 2012 was 39,841 shares and 28,008 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 106,746 were excluded from the calculation of diluted earnings per share for the six-months ended June 30, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 273,571 shares were not included for the six-months ended June 30, 2013 because of unmet performance conditions. All options were included for the six-month period ended June 30, 2012 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 148,748 shares were not included for the six-month period ended June 30, 2012 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012, are summarized below:

	June 30, 2013

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$3,365,196	$—	$—	$3,365,196
Subtotal	3,365,196	—	—	3,365,196

Short-term investments:
Certificates of deposit	—	2,312,463	—	2,312,463
Corporate Notes/Bonds	—	4,506,311	—	4,506,311
Subtotal	—	6,818,774	—	6,818,774

Long-term investments:
Certificates of deposit	—	960,186	—	960,186
Corporate Notes/Bonds	—	4,460,322	—	4,460,322
Subtotal	—	5,420,508	—	5,420,508

Current Liabilities:
Accrued Consideration	—	—	(266,147)	(266,147)
Subtotal	—	—	(266,147)	(266,147)

Total	$3,365,196	$12,239,282	$(266,147)	$15,338,331

	December 31, 2012

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788
Subtotal	5,497,788	—	—	5,497,788

Short-term investments:
Certificates of deposit	—	7,258,768	—	7,258,768
Corporate Notes/Bonds	—	3,800,143	—	3,800,143
Commercial Paper	—	1,642,627	—	1,642,627
Subtotal	—	12,701,538	—	12,701,538

Long-term investments:
Certificates of deposit	—	900,763	—	900,763
Corporate Notes/Bonds	—	4,475,634	—	4,475,634
Subtotal	—	5,376,397	—	5,376,397

Current Liabilities:
Accrued Consideration	—	—	(770,041)	(770,041)
Subtotal	—	—	(770,041)	(770,041)

Total	$5,497,788	$18,077,935	$(770,041)	$22,805,682

The estimated fair value of remaining contingent consideration as of June 30, 2013 was $266,147, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during the six months was due to $161,060 in payments, $26,499 in foreign currency gains, and $316,335 in gains included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2013.

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

The Company’s second quarter consolidated sales increased 25% in 2013 to $31.9 million compared to $25.6 million in 2012. Consolidated operating income for the second quarter of 2013 increased to $2,567,000 compared to $1,358,000 in the 2012 second quarter. Second quarter 2013 net income increased to $1,639,000 compared to $972,000 in the second quarter of 2012.

Suttle continued its strong growth with 2013 second quarter revenue of $13.9 million, a 34% increase over the 2012 second quarter. The increased revenues were driven primarily by fulfillment of contracts for new Suttle products, enhanced network deployment by communication service providers, and increased demand for structured cabling products to support the increase in multi-unit dwelling construction. Domestically, Suttle benefitted from continued investment in product development for fiber optic and copper connectivity solutions as well as in-home active network products. Driven largely by DSL products, Suttle’s international sales increased 30% to $1.5 million and accounted for 11% of Suttle total revenues. As a result of increased efficiencies associated with the higher sales level, Suttle’s gross margin increased to 27.9% compared to 24.1% in the 2012 second quarter. Suttle continues to see strong sales opportunities in Latin America, South America, the Middle East and Canada, has added resources to take advantage of these long-term opportunities, and will continue to invest in these markets.

Transition Networks sales decreased 25% to $10.5 million, due primarily to the continued slowdown in government spending and a decline of legacy products, which resulted in a decrease in North American revenue from $10.6 million to $7.3 million. Although Transition Networks is focusing on new products in vertical markets, enterprise, Telco, and government, revenue from the introduction of these new products has not yet been sufficient to offset this decline. Transition Networks’ international revenue decreased from $3.4 million to $3.1 million, due to decreased sales in Europe, Middle East and Africa markets and project timing in Asia and Latin America. Transition Networks gross margin dropped slightly to 54.2% compared to 55.6% in the 2012 second quarter. As announced in a May 15, 2013 press release, the Company is restructuring the Transition Networks general management and sales leadership to better align its business around strategic objectives and changes in the market.

JDL Technologies’ 2013 second quarter sales increased 544% to $7.6 million due to its South Florida education business. In the quarter, JDL Technologies recognized $4.0 million of revenue from its participation in the Miami-Dade County School District “Bringing Wireless to the Classroom” initiative and $3.2 million in revenue from its long-time client Broward County School District. JDL Technology’s gross margin dollars increased 458% to $2 million driven by the revenue increase. Its gross margin percentage decreased to 26.1% from 30.2% in the 2012 second quarter, however, because a higher portion of its 2013 revenue was hardware –based rather than its more traditional value-added service. Although JDL continues to pursue opportunities outside the education business servicing the small and medium sized business with their networking needs, primarily managed services, migration to the cloud and virtualization, its 2013 revenue from this business remained relatively constant at $448,000.

Enterprise Resource Planning

On April 4, 2013, our Transition Networks business unit “went live” on a new Enterprise Resource Planning (ERP) system. This “go-live” was successful due to pre-planning and excellent education. Throughout the quarter, we continued the process of implementing our new ERP system within the remaining business units, which will significantly strengthen our long-term term performance by standardizing all CSI business units on a common platform. The ERP system will bring efficiencies in the cycle from product concept to product development to bringing products to market; it will enable us to lower manufacturing costs and better manage our supply chain; and it will give us many tools to provide improved customer service. Although implementing this new ERP system has been a significant investment, we expect to achieve substantial dividends in improved execution and enhanced service to our customers. Suttle will be the next business unit to go live, which we expect to occur in 2014.

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

General Risks and Uncertainties:

•	our ability to manufacture and deliver our products to customers in the time frame these customers have specified;

•	the introduction of competitive products and technologies;

•	our ability to successfully control operating expenses in our business units;

•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments;

•	higher than expected expense related to new sales and marketing initiatives;

•	unfavorable resolution of claims and litigation;

•	availability of adequate supplies of raw materials and components;

•	fuel prices; and

•	delays in new product introductions.

Suttle Risks and Uncertainties:

•	Our Suttle business unit’s ability to continue to introduce and sell new products;

•	possible lower future sales to major telecom companies and other major customers;

•	the general health of the telecom sector; and

•	the continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•

our ability to stabilize the 2013 revenues and profitability of our Transition Networks business unit in light of continued uncertainty over federal government spending and the decline in Transition Networks legacy products;

•	our ability to introduce and sell new Transition Network products into new and existing markets at a level adequate to counter the decline from our traditional products and markets;

•	our ability to successfully and profitability integrate our acquisitions, including our July 2011 acquisition of Patapsco;

•	the success of the May 15, 2013 Transition Networks restructuring of our general management and sales leadership to better align its business around strategic directions changes in the market; and

•	our overall ability to implement a plan that returns Transition Networks to increased revenue and profitability to support the carrying value of its goodwill.

JDL Technologies Risks and Uncertainties:

•

the timing and availability of the federal and school district components of the funding of our M-DCPS project could affect the timing of JDL’s delivery of services and its receipt of revenues under the project;

•	the fact the Company’s margins from JDL’s M-DCSD project are significantly lower than the margins from JDL’s historical projects, which have included a significant value-added service component; and

•	JDL’s ability to profitably expand outside its South Florida education market.

In addition, the Company will discuss other factors from time to time in its filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Three Months Ended June 30, 2013 Compared to
Three Months Ended June 30, 2012

Consolidated sales increased 25% in 2013 to $31,937,000 compared to $25,561,000 in 2012. Consolidated operating income in 2013 increased to $2,567,000 compared to $1,358,000 in the second quarter of 2012. Net income in 2013 increased to $1,639,000 compared to $972,000 in the second quarter of 2012.

Suttle

Suttle sales increased 34% in the second quarter of 2013 to $13,852,000 compared to $10,348,000 in the same period of 2012 due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by communications service providers. Sales by customer groups in the second quarter of 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telephone companies	$10,630,000	$7,735,000
Distributors	1,580,000	1,391,000
International	1,536,000	1,184,000
Other	106,000	38,000
	$13,852,000	$10,348,000

Suttle’s sales by product groups in second quarter of 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$3,549,000	$3,242,000
DSL products	2,369,000	1,707,000
Structured cabling products	6,372,000	4,203,000
Other products	1,562,000	1,196,000
	$13,852,000	$10,348,000

Sales to the major telephone companies increased 37% in 2013 due to the fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 77% of Suttle’s sales in the second quarter of 2013 compared to 75% of sales in 2012. Sales to distributors increased 14% in 2013 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 11% and 13% of sales in the second quarters of 2013 and 2012, respectively. International sales increased 30% and accounted for 11% of Suttle’s second quarter 2013 sales, due to the ordering cycle of a major customer.

Modular connecting products sales increased 9% and sales of structured cabling products increased 52% due to an increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products increased 39% due to the order cycle of major customers.

Suttle’s gross margin increased 55% in the second quarter of 2013 to $3,862,000 compared to $2,497,000 in the same period of 2012. Gross margin as a percentage of sales increased to 28% in 2013 from 24% in 2012 as a result of increased efficiencies associated with higher sales levels. Selling, general and administrative expenses increased 18% to $2,609,000 in the second quarter of 2013 compared to $2,205,000 in the same period in 2012 due to continued investment into new product development and market expansion initiatives. Suttle’s operating income was $1,253,000 in the second quarter of 2013 compared to $292,000 in 2012.

Transition Networks

Transition Networks sales decreased 25% to $10,462,000 in the second quarter of 2013 compared to $14,030,000 in 2012 due primarily to the continued slowdown in government spending and a decline of legacy products. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2013	2012
North America	$7,332,000	$10,614,000
Europe, Middle East, Africa (“EMEA”)	1,257,000	1,328,000
Rest of World	1,873,000	2,088,000
	$10,462,000	$14,030,000

The following table summarizes Transition Networks’ 2013 and 2012 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$8,042,000	$9,284,000
Ethernet switches	1,368,000	1,228,000
Ethernet adapters	796,000	336,000
Other products	256,000	3,182,000
	$10,462,000	$14,030,000

Sales in North America decreased 31% or $3,282,000 due to lower than anticipated demand from the federal government and traditional media converter markets. International sales decreased $286,000, or 8%, due to slightly lower sales in EMEA and project delays with customers in Latin America and Asia.

Gross margin on second quarter Transition Networks’ sales decreased 27% to $5,675,000 in 2013 from $7,801,000 in 2012. Gross margin as a percentage of sales decreased to 54% in 2013 from 56% in 2012 due to product mix. Selling, general and administrative expenses decreased 9% to $5,063,000 in 2013 compared to $5,570,000 in 2012 due to cost control measures and restructuring activities in the second quarter. Operating income decreased to $612,000 in 2013 compared to $2,232,000 in 2012.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 544% to $7,623,000 in the second quarter of 2013 compared to $1,184,000 in 2012.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2013	2012
Broward County FL schools	$3,205,000	$701,000
Miami Dade County FL schools	3,970,000	—
All other	448,000	483,000
	$7,623,000	$1,184,000

Revenues earned in Broward County, Florida increased $2,504,000 or 357% in the second quarter of 2013 as compared to the 2012 second quarter due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. This project will continue throughout 2013. All other revenues decreased $35,000 due to a restructuring of the commercial sales team.

JDL gross margin increased 458% to $1,991,000 in the second quarter of 2013 compared to $357,000 in the same period in 2012. Gross margin as a percentage of sales decreased to 26% in 2013 from 30% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses increased 11% in 2013 to $587,000 compared to $529,000 in 2012 due to the expansion of the sales and administration teams in support of the growth in the education market. JDL reported operating income of $1,404,000 in the second quarter of 2013 compared to an operating loss of $172,000 in the same period of 2012.

Other

The Company’s income before income taxes increased to $2,578,000 in 2013 compared to $1,445,000 in 2012. The Company’s effective income tax rate was 36% in 2013 and 33% in 2012. This effective rate differs from the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Six Months Ended June 30, 2013 Compared to
Six Months Ended June 30, 2012

Consolidated sales increased 19% in 2013 to $59,389,000 compared to $49,805,000 in 2012. Consolidated operating income in 2013 increased to $2,938,000 compared to $1,488,000 in the first six months of 2012. Net income in 2013 increased to $1,881,000 compared to $1,027,000 in the first six months of 2012.

Suttle

Suttle sales increased 26% in the first six months of 2013 to $26,265,000 compared to $20,925,000 in the same period of 2012 due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by communications service providers. Sales by customer groups in the first six months of 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telephone companies	$20,025,000	$15,185,000
Distributors	3,157,000	2,819,000
International	2,849,000	2,695,000
Other	234,000	226,000
	$26,265,000	$20,925,000

Suttle’s sales by product groups in first six months of 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$6,899,000	$6,477,000
DSL products	4,508,000	3,612,000
Structured cabling products	12,076,000	8,243,000
Other products	2,782,000	2,593,000
	$26,265,000	$20,925,000

Sales to the major telephone companies increased 32% in 2013 due to the fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 76% of Suttle’s sales in the first six months of 2013 compared to 73% of sales in 2012. Sales to distributors increased 12% in 2013 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 12% and 13% of sales in the first six months of 2013 and 2012, respectively. International sales increased 6% and accounted for 11% of Suttle’s 2013 sales, due to the ordering cycle of a major customer.

Modular connecting products sales increased 7% and sales of structured cabling products increased 47% due to an increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products increased 25% due to the order cycle of major customers.

Suttle’s gross margin increased 33% in the first six months of 2013 to $7,178,000 compared to $5,398,000 in the same period of 2012. Gross margin as a percentage of sales increased slightly to 27% in 2013 from 26% in 2012. Selling, general and administrative expenses increased 9% to $4,967,000 in the first six months of 2013 compared to $4,574,000 in the same period in 2012 due to continued investment into new product development and market expansion initiatives. Suttle’s operating income was $2,211,000 in the first six months of 2013 compared to $825,000 in 2012.

Transition Networks

Transition Networks sales decreased 21% to $21,275,000 in the first six months of 2013 compared to $26,968,000 in 2012 due primarily to the continued slowdown in government spending and a decline of legacy products. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2013	2012
North America	$14,032,000	$19,942,000
Europe, Middle East, Africa (“EMEA”)	2,753,000	3,056,000
Rest of World	4,490,000	3,970,000
	$21,275,000	$26,968,000

The following table summarizes Transition Networks’ 2013 and 2012 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$15,504,000	$17,968,000
Ethernet switches	2,435,000	2,447,000
Ethernet adapters	1,525,000	1,543,000
Other products	1,811,000	5,010,000
	$21,275,000	$26,968,000

Sales in North America decreased 30% or $5,910,000 due to lower than anticipated demand from the federal government and traditional media converter markets. International sales increased $217,000, or 3%, due to higher demand for telecommunication products, specifically within the Rest of World region.

Gross margin on Transition Networks’ sales during the first six months decreased 22% to $11,396,000 in 2013 from $14,611,000 in 2012. Gross margin as a percentage of sales remained stable at 54% in both 2013 and 2012. Selling, general and administrative expenses decreased 6% to $10,558,000 in 2013 compared to $11,192,000 in 2012 due to cost control measures and restructuring activities. Operating income decreased to $838,000 in 2013 compared to $3,419,000 in 2012.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 520% to $11,850,000 in the first six months of 2013 compared to $1,913,000 in 2012.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2013	2012
Broward County FL schools	$3,901,000	$1,182,000
Miami Dade County FL schools	7,138,000	—
All other	811,000	731,000
	$11,850,000	$1,913,000

Revenues earned in Broward County, Florida increased $2,719,000 or 230% in the first six months of 2013 as compared to the 2012 first six months due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. This project will continue throughout 2013. All other revenues increased $80,000 due to JDL’s concentrated effort in the commercial markets.

JDL gross margin increased 359% to $2,731,000 in the first six months of 2013 compared to $595,000 in the same period in 2012. Gross margin as a percentage of sales decreased to 23% in 2013 from 31% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses increased 3% in 2013 to $1,146,000 compared to $1,114,000 in 2012. JDL reported operating income of $1,585,000 in the first six months of 2013 compared to an operating loss of $519,000 in the same period of 2012.

Other

The Company’s income before income taxes increased to $2,959,000 in 2013 compared to $1,539,000 in 2012. The Company’s effective income tax rate was 36% in 2013 and 33% in 2012. This effective rate differs from the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Liquidity and Capital Resources

As of June 30, 2013, the Company had approximately $23,770,000 in cash, cash equivalents and investments. Of this amount, $3,365,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash which is fully insured through the FDIC. The Company also had $12,239,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2013.

The Company had working capital of $69,597,000, consisting of current assets of approximately $83,405,000 and current liabilities of $13,808,000 at June 30, 2013 compared to working capital of $70,677,000, consisting of current assets of $85,918,000 and current liabilities of $15,241,000 at December 31, 2012. Although the Company’s cash, cash equivalents and investments were $23.7 million at June 30, 2013 compared to $35.8 million at December 31, 2013, the Company’s accounts receivable and inventory are approximately $13.0 million higher at June 30, 2013 than at year-end, due primarily to increased sales and anticipated sales in the Company’s Suttle and JDL Technologies business units.

Cash flow used in operating activities was approximately $9,279,000 in the first six months of 2013 compared to $4,831,000 in the same period of 2012. Significant working capital changes from December 31, 2012 to June 30, 2013 included an increase in inventories of $5,606,000 due to high production levels related to increased orders and new product initiatives within one of our business segments and volume purchases for the M-DCPS project to be completed in 2013, and an increase in receivables of $6,543,000 due to higher sales in the first six months of 2013 as compared to the first six months of 2012.

Net cash provided by investing activities was $4,538,000 in the first six months of 2013 compared to $411,000 in cash used in the same period of 2012. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities.

Net cash used by financing activities was $1,529,000 in the first six months of 2013 compared to $2,812,000 in the same period of 2012. The Company made $161,000 in contingent consideration payments related to the Patapsco acquisition. Cash dividends paid on common stock decreased to $1,364,000 in 2013 ($0.16 per common share) from $2,639,000 in 2012 ($0.32 per common share) due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $206,000 in 2013 and $220,000 in 2012. The Company purchased and retired no shares in 2013 and 2012. At June 30, 2013, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at June 30, 2013). There were no borrowings on the line of credit during the first six months of 2013 or 2012. The credit agreement expires October 31, 2014 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2012 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2013.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first six months of 2013. The adoption of this standard did not have a material effect on our financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2013 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

Except as set forth below, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended June 30, 2013, we implemented a new ERP system within one of our business units to strengthen our long-term performance by standardizing all CSI business units on a common platform. The remaining business units will implement the new ERP system in 2014. The system changes were not being made in response to any material weakness in our internal controls. This implementation has resulted in some changes to business processes and internal control over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls during future periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors

We perform annual and periodic assessment of our goodwill; if we determine that our goodwill is impaired, we would be required to write down that goodwill.

As disclosed in our 2012 Form 10-K, in our 2012 fourth quarter goodwill analysis, we determined that the fair value of our Transition Networks reporting unit did not exceed its carrying value by a significant amount. During the three and six months ended June 30, 2013, Transition Networks’ sales decreased 25% and 21%, respectively over the prior year’s results, primarily to continued slowdown in domestic government spending and a decline in sales of its legacy products. We are focused on stabilizing and improving the sales and operating income of Transition Networks. If we are unable to implement a plan that returns Transition Networks to increased revenue and profitability, we may determine that Transition Networks’ goodwill is impaired and we would take a charge against earnings in the amount of the impairment. Although any impairment would be a non-cash expense and would not affect our cash flows, it would affect our statement of operations and balance sheet.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

As previously disclosed, David T. McGraw retired as the Company’s Chief Financial Officer Vice President Finance, Chief Financial Officer and Corporate Secretary, effective May 21, 2013. In connection with Mr. McGraw’s retirement, the Company entered into a Separation Agreement and General Release with him under which the Company agreed to continue his base salary through December 31, 2013. The Company also agreed to make matching contributions to his account under the Company’s 401(k) Plan through June 7, 2013, and agreed that Mr. McGraw would have the right to earn a 2013 bonus payment prorated through his retirement date. Mr. McGraw also was granted the right to exercise his vested Stock Options for 2011 and 2012 (covering respectively 6,645 shares and 4,553 shares) on or before three years after the Retirement Date and all other his other unvested stock options would be forfeited in accordance with the terms of the Company’s stock option plans. The Company also agreed that the payouts, if any, to which Mr. McGraw would be entitled under the Company’s Performance Unit Plans for the 2010 Performance Period, 2011 to 2013 Performance Period, and 2012 to 2014 Performance Periods, would be prorated for the period to his Retirement Date, and paid when permitted by the plans, but no earlier than six months after his Retirement Date and no later than December 31, 2013. In connection with this agreement, the Company incurred a second quarter charge of $164,289.

The Company is in the process of looking for a successor Chief Financial Officer. Effective August 6, 2013, the Company designated the Company’s Corporate Controller Kristin Hlavka as Interim Chief Financial Officer. Ms. Hlavka will serve until a new chief financial officer is named and begins his or her duties. Ms. Hlavka joined the Company as Assistant Corporate Controller in July 2008 and has served as Corporate Controller since May 2011. Prior to joining the Company, she was employed at Deloitte and Touche, LLP as an auditor. Ms. Hlavka currently receives a salary of $124,389 and participates in the Company’s bonus plans.

In connection with the restructuring of its Transition Networks unit in May, 2013, the Company entered into a termination agreement with the Company’s former Vice President Seweyn Sadura. Under that agreement, in addition to his normal benefits, the Company agreed to pay Mr. Sadura a total separation payment of $100,000. In connection with this agreement, the Company incurred a second quarter charge of $108,610.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated August 7, 2013 announcing 2013 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ William G. Schultz
William G. Schultz
Date:	August 8, 2013		President and Chief Executive Officer

/s/ Kristin A. Hlavka
Kristin A. Hlavka
Date:	August 8, 2013		Interim Chief Financial Officer