Form 10-Q
period 2013-09-30
COMMUNICATIONS SYSTEMS INC
filed 2013-11-08
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2013
Common Stock, par value	NASDAQ	8,551,542
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2013	December 31 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,103,878	$17,869,712
Investments	8,113,687	12,701,538
Trade accounts receivable, less allowance for doubtful accounts of $56,000 and $69,000, respectively	36,731,208	14,683,227
Inventories	28,551,690	33,752,710
Prepaid income taxes	—	2,113,926
Other current assets	693,804	783,352
Deferred income taxes	4,203,426	4,013,628
TOTAL CURRENT ASSETS	86,397,693	85,918,093

PROPERTY, PLANT AND EQUIPMENT, net	14,764,093	14,474,913
OTHER ASSETS:
Investments	2,976,742	5,376,397
Goodwill	—	5,956,934
Other assets	712,998	808,308
TOTAL OTHER ASSETS	3,689,740	12,141,639
TOTAL ASSETS	$104,851,526	112,534,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$481,439	$457,464
Accounts payable	4,993,242	9,237,233
Accrued compensation and benefits	3,492,892	3,044,864
Accrued consideration	256,519	770,041
Other accrued liabilities	1,843,606	1,670,009
Income taxes payable	47,061	—
Dividends payable	1,442,951	61,833
TOTAL CURRENT LIABILITIES	12,557,710	15,241,444
LONG TERM LIABILITIES:
Long-term compensation plans	—	350,457
Uncertain tax positions	233,782	320,426
Deferred income taxes	877,963	1,381,785
Pension liabilities	154,095	127,611
Long-term debt - mortgage payable	753,394	1,117,529
TOTAL LONG-TERM LIABILITIES	2,019,234	3,297,808

COMMITMENTS AND CONTINGENCIES (Footnote 7)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,548,273 and 8,474,896 shares issued and outstanding, respectively	427,414	423,745
Additional paid-in capital	37,133,171	36,404,518
Retained earnings	53,488,776	57,755,178
Accumulated other comprehensive loss	(774,779)	(588,048)
TOTAL STOCKHOLDERS’ EQUITY	90,274,582	93,995,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,851,526	$112,534,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Sales	$44,616,873	$28,687,687	$104,006,206	$78,492,866
Costs and expenses:
Cost of sales	30,993,686	17,927,814	69,078,776	47,128,483
Selling, general and administrative expenses	9,468,972	9,053,164	27,835,588	28,169,627
Impairment loss	5,849,853	—	5,849,853	—
Total costs and expenses	46,312,511	26,980,978	102,764,217	75,298,110
Operating (loss) income	(1,695,638)	1,706,709	1,241,989	3,194,756
Other (expenses) and income :
Investment and other income	(72)	(8,342)	122,070	24,830
(Loss)/gain on sale of assets	(33,388)	(1,740)	(78,065)	87,801
Interest and other expense	(26,644)	(33,187)	(82,487)	(104,918)
Other (expense) income, net	(60,104)	(43,269)	(38,482)	7,713
(Loss) income from operations before income taxes	(1,755,742)	1,663,440	1,203,507	3,202,469
Income tax expense	280,191	544,098	1,358,525	1,056,316
Net (loss) income	(2,035,933)	1,119,342	(155,018)	2,146,153
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	179,450	4,671	(26,624)	137,397
Unrealized gains/(losses) on available-for-sale securities	12,193	33,855	(18,353)	39,488
Foreign currency translation adjustment	197,918	103,814	(141,754)	143,697
Total other comprehensive income (loss)	389,561	142,340	(186,731)	320,582
Comprehensive (loss) income	$(1,646,372)	$1,261,682	$(341,749)	$2,466,735

Basic net (loss) income per share:	$(0.24)	$0.13	$(0.02)	$0.25
Diluted net (loss) income per share:	$(0.24)	$0.13	$(0.02)	$0.25
Weighted Average Basic Shares Outstanding	8,547,563	8,520,469	8,524,045	8,505,571
Weighted Average Dilutive Shares Outstanding	8,550,227	8,532,534	8,531,017	8,528,523
Dividends declared per share	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Retained
	Shares	Amount		Earnings		Total
BALANCE AT DECEMBER 31, 2012	8,474,896	$423,745	$36,404,518	$57,755,178	$(588,048)	$93,995,393
Net loss				(155,018)		(155,018)
Issuance of common stock under Employee Stock Purchase Plan	13,708	685	135,545			136,230
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Issuance of common stock under Non-Employee Stock Option Plan	15,000	750	109,500			110,250
Issuance of common stock under Executive Stock Plan	71	4	694			698
Tax benefit from non-qualified stock options			13,562			13,562
Share based compensation			7,763			7,763
Shareholder dividends				(4,111,384)		(4,111,384)
Other comprehensive loss					(186,731)	(186,731)
BALANCE AT SEPTEMBER 30, 2013	8,548,273	$427,414	$37,133,171	$53,488,776	$(774,779)	$90,274,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(155,018)	$2,146,153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,627,804	1,636,887
Share based compensation	7,763	366,574
Deferred taxes	(693,619)	129,918
Impairment loss	5,849,853	—
Change in fair value of acquisition-related contingent consideration	(352,462)	(161,644)
Loss/(gain) on sale of assets	78,065	(87,801)
Excess tax benefit from share-based payments	(13,562)	(67,932)
Changes in assets and liabilities:
Trade receivables	(22,042,463)	(2,101,517)
Inventories	5,187,881	(2,493,891)
Prepaid income taxes	2,126,683	890,067
Other assets	106,675	(2,815)
Accounts payable	(4,243,547)	(797,081)
Accrued compensation and benefits	560,605	(2,554,475)
Other accrued liabilities	161,650	(109,789)
Income taxes payable	(38,272)	(23,475)
Net cash used in operating activities	(11,831,964)	(3,230,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,977,058)	(2,047,771)
Purchases of investments	(2,824,848)	(13,599,917)
Proceeds from the sale of fixed assets	56,394	161,663
Proceeds from the sale of investments	9,794,000	15,556,039
Net cash provided by investing activities	5,048,488	70,014

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,730,265)	(4,005,003)
Mortgage principal payments	(340,161)	(317,765)
Proceeds from issuance of common stock	247,178	249,847
Excess tax benefit from share-based payments	13,562	67,932
Payment of contingent consideration related to acquisition	(161,060)	(357,879)
Purchase of common stock	—	(252,647)
Net cash used in financing activities	(2,970,746)	(4,615,515)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(11,612)	25,011

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,765,834)	(7,751,311)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,869,712	22,515,710

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,103,878	$14,764,399

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded)/paid	$(85,297)	$74,508
Interest paid	79,293	103,945
Dividends declared not paid	1,367,724	1,363,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through three business units having operations in the United States, Costa Rica, the United Kingdom and China. Through its Suttle business unit, the Company is principally engaged in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems. Through its Transition Networks business unit, the Company is engaged in the manufacture of media and rate conversion products for telecommunications networks. Through its JDL Technologies (“JDL”) business unit, the Company also provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2013 and the related condensed consolidated statements of (loss) income and comprehensive (loss) income, and the condensed consolidated statements of cash flows for the periods ended September 30, 2013 and 2012 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended September 30, 2013 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30	December 31
	2013	2012
Foreign currency translation	$(2,512,228)	$(2,370,474)
Unrealized (loss)/gain on available-for-sale investments	5,237	23,590
Minimum pension liability	1,732,212	1,758,836
	$(774,779)	$(588,048)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$1,548,267	$—	$—	$1,548,267	$1,548,267	$		$
Subtotal	1,548,267	—	—	1,548,267	1,548,267		—		—

Investments:
Certificates of deposit	2,101,926	785	(2,213)	2,100,498	—		1,861,509		238,989
Corporate Notes/Bonds	8,966,889	25,977	(2,935)	8,989,931	—		6,252,178		2,737,753
Subtotal	11,068,815	26,762	(5,148)	11,090,429	—		8,113,687		2,976,742

Total	$12,617,082	$26,762	$(5,148)	$12,638,696	$1,548,267		$8,113,687		$2,976,742

	December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788	$5,497,788	$		$
Subtotal	5,497,788	—	—	5,497,788	5,497,788		—		—

Investments:
Certificates of deposit	8,157,749	3,727	(1,945)	8,159,531	—		7,258,768		900,763
Corporate Notes/Bonds	8,241,327	35,364	(914)	8,275,777	—		3,800,143		4,475,634
Commercial Paper	1,638,892	3,735	—	1,642,627	—		1,642,627		—
Subtotal	18,037,968	42,826	(2,859)	18,077,935	—		12,701,538		5,376,397

Total	$23,535,756	$42,826	$(2,859)	$23,575,723	$5,497,788		$12,701,538		$5,376,397

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of September 30, 2013 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of September 30, 2013.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2013:

	Amortized Cost	Estimated Market Value

Due within one year	$8,094,583	$8,113,687
Due after one year through five years	2,974,232	2,976,742
	$11,068,815	$11,090,429

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the nine-month periods ending September 30, 2013 and 2012, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2013. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2013, after giving effect to the shares issued as of that date, 38,856 shares remain available for purchase under the ESPP.

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

During 2013, stock options covering 169,550 shares were awarded to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 202,078 shares to key employees during 2013 under the Company’s long-term incentive plan for performance over the 2013 to 2015 period. The actual number of shares of deferred stock, if any, that are earned by the respective employees will be determined based on achievement against cumulative performance goals for the three years ending December 31, 2015 and the shares earned will be issued in the first quarter of 2016 to those key employees still with the Company at that time. The Company also granted deferred stock awards of up to 11,576 shares to executive employees that could be earned under the Company’s short-term incentive plan if actual revenue equaled or exceeded 150% of 2013 quarterly or annual revenue targets. The shares earned by the respective executive employees will be issued no later than the first quarter of 2014.

During 2013, the Company granted restricted stock units totaling 28,280 units to the Company’s seven non-employee directors with the restricted stock units issued to each director having a value of $40,000 based on the closing price of the Company’s stock on May 21, 2013. These restricted stock units vest after one year and are issued as stock after another year.

At September 30, 2013, 568,711 shares remained available for future issuance under the 2011 Incentive Plan.

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

At September 30, 2013, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 136,009 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2013.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2012 to September 30, 2013:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2012	311,153	$12.05	4.98
Awarded	169,550	10.19
Exercised	(15,000)	7.35
Forfeited	(166,155)	11.49
Outstanding – September 30, 2013	299,548	11.54	4.43

Excercisable at September 30, 2013	184,188	$11.58	4.08
Expected to vest September 30, 2013	299,548	11.54	4.43

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2013 was $213,000. The intrinsic value of all options exercised during the nine months ended September 30, 2013 was $38,000. Net cash proceeds from the exercise of all stock options were $110,000 and $86,000 for the nine months ended September 30, 2013 and 2012, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2012 to September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2012	160,790	$14.16
Granted	217,654	10.07
Vested	(71)	9.82
Forfeited	(130,750)	11.35
Outstanding – September 30, 2013	247,623	12.05

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2012 to September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2012	25,879	$10.82
Granted	29,290	9.97
Vested	—	—
Forfeited	(4,040)	9.90
Outstanding – September 30, 2013	51,129	10.40

Compensation Expense

Share-based compensation expense recognized for the nine-month period ended September 30, 2013 was $8,000 before income taxes and $5,000 after income taxes. Share-based compensation expense recognized for the nine-month period ended September 30, 2012 was $367,000 before income taxes and $238,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $621,000 at September 30, 2013. Excess tax benefits from the exercise of stock options and issuance of restricted stock included in financing cash flows for the nine month periods ended September 30, 2013 and 2012 were $14,000 and $68,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30	December 31
	2013	2012
Finished goods	$18,772,477	$21,252,143
Raw and processed materials	9,779,213	12,500,567
	$28,551,690	$33,752,710

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

During the quarter ended September 30, 2013, due to the loss of key personnel and the continued decline in year-over-year revenues due primarily to continued slowdown in domestic government spending as well as a decline in sales of its legacy products, management concluded that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Transition Networks reporting unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Transition Networks’ reduced earnings and cash flow forecasts, the Company determined that Transition Networks’ goodwill was fully impaired and recorded a goodwill impairment for this segment of $5,850,000.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 and 2012 by segment is as follows:

	Suttle	Transition Networks	Total
January 1, 2012	$—	$5,990,571	$5,990,571

Foreign currency translation	—	(31,803)	(31,803)

September 30, 2012	$—	$5,958,768	$5,958,768

January 1, 2013	$—	$5,956,934	$5,956,934

Impairment loss		(5,849,853)	(5,849,853)
Foreign currency translation	—	(107,081)	(107,081)

September 30, 2013	$—	$—	$—

Gross goodwill	1,271,986	$5,849,853	$7,121,839
Accumulated impairment loss	(1,271,986)	(5,849,853)	(7,121,839)
Balance at September 30, 2013	$—	$—	$—

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(24,946)	(1,107)	55,732
Customer relationships	490,707	(104,782)	(6,639)	379,286
Technology	228,996	(97,792)	(3,098)	128,106
	801,488	(227,520)	(10,844)	563,124

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(16,346)	(1,018)	64,421
Customer relationships	490,707	(68,652)	(6,108)	415,947
Technology	228,996	(64,075)	(2,850)	162,071
	801,488	(149,073)	(9,976)	642,439

Amortization expense on these identifiable intangible assets was $76,000 and $77,000 in 2013 and 2012, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the nine-month periods ended September 30, 2013 and 2012, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2013	2012
Beginning balance	$590,000	$634,000
Amounts charged to expense	185,000	183,000
Actual warranty costs paid	(191,000)	(202,000)
Ending balance	$584,000	$615,000

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

At September 30, 2013 there was $160,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2009-2011 remain open to examination by the Internal Revenue Service and the years 2008-2011 remain open to examination by various state tax departments. The tax years from 2009-2011 remain open in Costa Rica.

The Company’s effective income tax rate was 112.9% for the first nine months of 2013. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, the release of contingent consideration from the Company’s 2011 acquisition and goodwill impairment not deductible for income tax purposes. The effect of the foreign operations is an overall rate decrease of approximately 47.5% for the nine months ended September 30, 2013. There were no additional uncertain tax positions identified in the first nine months of 2013. The Company’s effective income tax rate for the nine months ended September 30, 2012 was 33.3%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

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

Information concerning the Company’s continuing operations in the various segments for the three and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended September 30, 2013
Sales	$14,838,164	$10,881,569	$18,897,140	$—	$44,616,873
Cost of sales	9,861,311	5,716,712	15,415,663	—	30,993,686
Gross profit	4,976,853	5,164,857	3,481,477	—	13,623,187
Selling, general and administrative expenses	2,556,650	4,598,906	704,908	1,608,508	9,468,972
Impairment		5,849,853	—		5,849,853
Operating income (loss)	$2,420,203	$(5,283,902)	$2,776,569	$(1,608,508)	$(1,695,638)

Depreciation and amortization	$213,253	$196,631	$13,126	$146,140	$569,150

Capital expenditures	$338,414	$251,757	$—	$80,306	$670,477

Assets	$29,786,727	$28,702,749	$21,711,436	$24,650,614	$104,851,526

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended September 30, 2012
Sales	$12,242,334	$13,647,047	$2,798,306	$—	$28,687,687
Cost of sales	8,915,366	6,983,935	2,028,513	—	17,927,814
Gross profit	3,326,968	6,663,112	769,793	—	10,759,873
Selling, general and administrative expenses	2,318,165	5,365,325	564,401	805,273	9,053,164
Operating income (loss)	$1,008,803	$1,297,787	$205,392	$(805,273)	$1,706,709

Depreciation and amortization	$216,232	$198,411	$25,798	$72,192	$512,633

Capital expenditures	$292,674	$117,695	$9,545	$414,399	$834,313

Assets	$28,126,173	$36,413,632	$2,562,750	$44,181,073	$111,283,628

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine Months Ended September 30, 2013
Sales	$41,102,681	$32,156,461	$30,747,064	$—	$104,006,206
Cost of sales	28,948,153	15,595,728	24,534,895	—	69,078,776
Gross profit	12,154,528	16,560,733	6,212,169	—	34,927,430
Selling, general and administrative expenses	7,523,328	15,156,939	1,851,061	3,304,260	27,835,588
Impairment		5,849,853	—		5,849,853
Operating income (loss)	$4,631,200	$(4,446,059)	$4,361,108	$(3,304,260)	$1,241,989

Depreciation and amortization	$653,451	$564,337	$41,618	$368,398	$1,627,804

Capital expenditures	$777,196	$752,732	$15,361	$431,769	$1,977,058

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine Months Ended September 30, 2012
Sales	$33,167,194	$40,614,746	$4,710,926	$—	$78,492,866
Cost of sales	24,441,885	19,340,790	3,345,808	—	47,128,483
Gross profit	8,725,309	21,273,956	1,365,118	—	31,364,383
Selling, general and administrative expenses	6,891,833	16,557,399	1,678,516	3,041,879	28,169,627
Operating income (loss)	$1,833,476	$4,716,557	$(313,398)	$(3,041,879)	$3,194,756

Depreciation and amortization	$699,893	$638,907	$80,725	$217,362	$1,636,887

Capital expenditures	$958,262	$277,340	$24,236	$787,933	$2,047,771

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three and nine-months ended September 30, 2013 and 2012 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$77,000	$10,000	$206,000	$28,000
Interest cost	68,000	67,000	183,000	188,000
Expected return on assets	(73,000)	(75,000)	(196,000)	(210,000)
Amortization of prior service cost	—	13,000	—	36,000
Net periodic pension cost	$72,000	$15,000	$193,000	$42,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 2,664 and 6,972 shares for the three and nine-month periods ended September 30, 2013, respectively. The dilutive effect of stock options for the three and nine-month periods ended September 30, 2012 was 12,065 shares and 22,952 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 155,014 were excluded from the calculation of diluted earnings per share for the nine-months ended September 30, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 241,623 shares were not included for the nine-months ended September 30, 2013 because of unmet performance conditions. All options were included for the nine-month period ended September 30, 2012 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 150,748 shares were not included for the nine-month period ended September 30, 2012 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012, are summarized below:

	September 30, 2013

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,548,267	$—	$—	$1,548,267
Subtotal	1,548,267	—	—	1,548,267

Short-term investments:
Certificates of deposit	—	1,861,509	—	1,861,509
Corporate Notes/Bonds	—	6,252,178	—	6,252,178
Subtotal	—	8,113,687	—	8,113,687

Long-term investments:
Certificates of deposit	—	238,989	—	238,989
Corporate Notes/Bonds	—	2,737,753	—	2,737,753
Subtotal	—	2,976,742	—	2,976,742

Current Liabilities:
Accrued Consideration	—	—	(256,519)	(256,519)
Subtotal	—	—	(256,519)	(256,519)

Total	$1,548,267	$11,090,429	$(256,519)	$12,382,177

	December 31, 2012

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788
Subtotal	5,497,788	—	—	5,497,788

Short-term investments:
Certificates of deposit	—	7,258,768	—	7,258,768
Corporate Notes/Bonds	—	3,800,143	—	3,800,143
Commercial Paper	—	1,642,627	—	1,642,627
Subtotal	—	12,701,538	—	12,701,538

Long-term investments:
Certificates of deposit	—	900,763	—	900,763
Corporate Notes/Bonds	—	4,475,634	—	4,475,634
Subtotal	—	5,376,397	—	5,376,397

Current Liabilities:
Accrued Consideration	—	—	(770,041)	(770,041)
Subtotal	—	—	(770,041)	(770,041)

Total	$5,497,788	$18,077,935	$(770,041)	$22,805,682

The estimated fair value of remaining contingent consideration as of September 30, 2013 was $256,519, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during the nine months was due to $161,060 in payments, $10,273 in foreign currency gains, and $342,189 in gains included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2013.

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

The Company’s 2013 third quarter consolidated sales increased 55.5% in 2013 to $44.6 million compared to $28.7 million in 2012. The Company incurred a 2013 third quarter $1.7 million operating loss compared to net operating income of $1.7 million in the 2012 third quarter. The 2013 third quarter net loss was $1.6 million compared to 2012 third quarter net income of $1.3 million. The Company’s 2013 three and nine-month operating income and net income were affected by a $5.8 million goodwill impairment loss at the Company’ Transition Networks subsidiary.

Suttle continued its strong growth with 2013 third quarter revenue of $14.8 million, a 21.2 % increase over the 2012 third quarter. Sales to the major telephone companies increased 30.7 % in 2013 due to the fulfillment of new product contracts and accounted for 83.7% of third quarter sales. Sales of structured cabling products increased 54.0% due to a continued resurgence of new multi-dwelling unit construction in the U.S. housing market. As a result of increased efficiencies associated with the higher sales level and favorable product mix, Suttle’s 2013 third quarter gross margin increased to 33.5% compared to 27.2% in the 2012 third quarter.

Transition Networks sales decreased 20% to $10.9 million. The business was affected by the continuing federal government spending decline and the maturation of enterprise/traditional media conversion products in commercial markets in North America. International revenue decreased from $3.3 million to $3.1 million, due to decreased sales in Europe resulting from the ongoing economic situation and slow recovery. In response, Transition Networks is focused on developing new products for key growth markets, particularly the telco market, however revenue from the introduction of these new products has not yet been sufficient to offset existing market declines. Gross margins generally remained solid, dropping slightly to 47.5% in the 2013 third quarter from 48.8% in the 2012 third quarter.

As a result of continued lower revenues at Transition Networks due to a maturing of its legacy products, reduced sales in the federal markets, increased price competition and the delay in launching a new line of products mainly focused on the telecom market mobile backhaul opportunity, the Company analyzed the carrying value of the Transition Networks goodwill. As a result this analysis, the Company determined that the Transition Networks goodwill was impaired and recorded a $5.8 million goodwill impairment charge in the third quarter. As it announced in May 15, 2013 and September 4, 2013 press releases, the Company has restructured Transition Networks general management and sales leadership to better align its business around strategic objectives and changes in the market place.

JDL Technologies’ 2013 third quarter sales increased 575% to $18.9 million due to its South Florida education business. In the quarter, JDL Technologies recognized $14.6 million of revenue from its participation in the Miami-Dade County School District “Bringing Wireless to the Classroom” initiative and $3.4 million in revenue from other education business. JDL Technologies’ gross margin dollars increased 352% to $3.5 million driven by the revenue increase. Its gross margin percentage decreased to 18.4% from 27.5% in the 2012 third quarter, however, because a higher portion of its 2013 revenue was hardware –based rather than its more traditional value-added service. Although JDL Technologies will continue to aggressively pursue opportunities in the South Florida education business, it substantially completed its work on the “Bringing Wireless to the Classroom” initiative in the third quarter, and does not have a comparable backlog on future projects.

JDL continues to pursue opportunities outside the education business servicing the small and medium sized business with their networking needs, primarily managed services, migration to the cloud and virtualization. Its 2013 third-quarter revenue from this business increased to $951,000 from $224,000 in the comparable 2012 period.

Enterprise Resource Planning

On April 4, 2013, our Transition Networks business unit “went live” on a new Enterprise Resource Planning (ERP) system. This “go-live” was successful due to pre-planning and excellent education. Throughout the second and third quarter, we continued the process of implementing our new ERP system within the remaining business units. The new ERP system will significantly strengthen our long-term term performance by standardizing all CSI business units on a common platform. The ERP system will bring efficiencies in the cycle from product concept to product development to bringing products to market; it will enable us to lower manufacturing costs and better manage our supply chain; and it will give us many tools to provide improved customer service. Although implementing this new ERP system has been a significant investment, we expect to achieve substantial dividends in improved execution and enhanced service to our customers. Suttle will be the next business unit to go live, which we expect to occur in 2014.

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

General Risks and Uncertainties;

•	The success of the holding company restructuring plan that we implemented in September 2013;

•	the ability of the CSI parent to oversee the Company’s core enterprise function in an efficient and cost-effective manner;

•	the ability of our three business units to operate profitably; and

•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to major telcos;

•	Suttle’s ability to continue to introduce and sell new G.hn products and fiber-to-the-home products; and

•	the continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Network to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school districts;

•	JDL’s ability to profitably expand outside its South Florida education market; and

•	JDL’s ability to establish and maintain a productive and efficient workforce in light of revenues that have fluctuated significantly from period to period.

In addition, the Company will discuss other factors from time to time in its filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Three Months Ended September 30, 2013 Compared to
Three Months Ended September 30, 2012

Consolidated sales increased 56% in 2013 to $44,617,000 compared to $28,688,000 in 2012. Consolidated operating income in 2013 decreased to an operating loss of $1,696,000 compared to operating income of $1,707,000 in the third quarter of 2012. Net income in 2013 decreased to a net loss of $2,036,000 compared to net income of $1,119,000 in the third quarter of 2012.

Suttle

Suttle sales increased 21% in the third quarter of 2013 to $14,838,000 compared to $12,242,000 in the same period of 2012 due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by communications service providers. Sales by customer groups in the third quarter of 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telephone companies	$12,422,000	$9,501,000
Distributors	1,417,000	1,308,000
International	922,000	1,248,000
Other	77,000	185,000
	$14,838,000	$12,242,000

Suttle’s sales by product groups in third quarter of 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$4,035,000	$3,485,000
Structured cabling products	7,716,000	5,011,000
DSL products	1,990,000	2,300,000
Other products	1,097,000	1,446,000
	$14,838,000	$12,242,000

Sales to the major telephone companies increased 31% in 2013 due to the fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 84% of Suttle’s sales in the third quarter of 2013 compared to 78% of sales in 2012. Sales to distributors increased 8% in 2013 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 10% and 11% of sales in the third quarters of 2013 and 2012, respectively. International sales decreased 26% and accounted for 6% of Suttle’s third quarter 2013 sales, due the delay of a customer’s enhanced network deployment.

Modular connecting products sales increased 16% and sales of structured cabling products increased 54% due to a continued increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products decreased 13% due to the order cycle of major customers.

Suttle’s gross margin increased 50% in the third quarter of 2013 to $4,977,000 compared to $3,327,000 in the same period of 2012. Gross margin as a percentage of sales increased to 34% in 2013 from 27% in 2012 as a result of increased efficiencies associated with higher sales levels and favorable product mix. Selling, general and administrative expenses increased 10% to $2,557,000 in the third quarter of 2013 compared to $2,318,000 in the same period in 2012 due to continued investment into new product development and market expansion initiatives. Suttle’s operating income was $2,420,000 in the third quarter of 2013 compared to $1,009,000 in 2012.

Transition Networks

Transition Networks sales decreased 20% to $10,882,000 in the third quarter of 2013 compared to $13,647,000 in 2012 due primarily to the continued slowdown in government spending and a decline in sales of legacy products. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2013	2012
North America	$7,753,000	$10,314,000
Europe, Middle East, Africa (“EMEA”)	1,275,000	1,381,000
Rest of World	1,854,000	1,952,000
	$10,882,000	$13,647,000

The following table summarizes Transition Networks’ 2013 and 2012 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$9,160,000	$8,884,000
Ethernet switches	851,000	1,196,000
Ethernet adapters	647,000	1,522,000
Other products	224,000	2,045,000
	$10,882,000	$13,647,000

Sales in North America decreased 25% or $2,561,000 due to lower than anticipated demand from the federal government and traditional media converter markets. International sales decreased $204,000, or 6%, due to slightly lower sales in EMEA and project delays with customers in Latin America and Asia.

Gross margin on third quarter Transition Networks’ sales decreased 22% to $5,165,000 in 2013 from $6,663,000 in 2012. Gross margin as a percentage of sales decreased slightly to 47% in 2013 from 49% in 2012 due to product mix. Selling, general and administrative expenses decreased 14% to $4,599,000 in 2013 compared to $5,365,000 in 2012 due to cost control measures and offset by restructuring activities. Operating income decreased to an operating loss of $5,284,000 in 2013 compared to operating income of $1,298,000 in 2012 due to a goodwill impairment loss of $5,850,000 in the third quarter.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 575% to $18,897,000 in the third quarter of 2013 compared to $2,798,000 in 2012.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2013	2012
Broward County FL schools	$3,393,000	$1,749,000
Miami Dade County FL schools	14,553,000	825,000
All other	951,000	224,000
	$18,897,000	$2,798,000

Revenues earned in Broward County, Florida increased $1,644,000 or 94% in the third quarter of 2013 as compared to the 2012 third quarter due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. All other revenues increased $727,000 as a result of successful marketing and sales efforts by a new commercial sales team.

JDL gross margin increased 352% to $3,481,000 in the third quarter of 2013 compared to $770,000 in the same period in 2012. Gross margin as a percentage of sales decreased to 18% in 2013 from 28% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses increased 25% in 2013 to $705,000 compared to $564,000 in 2012 due to the expansion of the sales and administration teams in support of the growth in both the education and commercial markets. JDL reported operating income of $2,777,000 in the third quarter of 2013 compared to $205,000 in the same period of 2012.

Other

The Company’s income before income taxes decreased to a loss of $1,756,000 in 2013 compared to income of $1,663,000 in 2012. The Company’s effective income tax rate was -16% in 2013 and 33% in 2012. This effective rate differs from the standard rate of 35% due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, the release of contingent consideration from the Company’s 2011 acquisition and goodwill impairment not deductible for income tax purposes.

Nine Months Ended September 30, 2013 Compared to
Nine Months Ended September 30, 2012

Consolidated sales increased 33% in 2013 to $104,006,000 compared to $78,493,000 in 2012. Consolidated operating income in 2013 decreased to $1,242,000 compared to $3,195,000 in the first nine months of 2012. Net income in 2013 decreased to a net loss of $155,000 compared to net income of $2,146,000 in the first nine months of 2012.

Suttle

Suttle sales increased 24% in the first nine months of 2013 to $41,103,000 compared to $33,167,000 in the same period of 2012 due to the fulfillment of contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by communications service providers. Sales by customer groups in the first nine months of 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telephone companies	$32,447,000	$24,686,000
Distributors	4,574,000	4,127,000
International	3,771,000	3,943,000
Other	311,000	411,000
	$41,103,000	$33,167,000

Suttle’s sales by product groups in first nine months of 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$10,934,000	$9,962,000
Structured cabling products	19,792,000	13,254,000
DSL products	6,498,000	5,912,000
Other products	3,879,000	4,039,000
	$41,103,000	$33,167,000

Sales to the major telephone companies increased 31% in 2013 due to the fulfillment of new product contracts and increased sales tied to enhanced network deployments. Sales to these customers accounted for 79% of Suttle’s sales in the first nine months of 2013 compared to 74% of sales in 2012. Sales to distributors increased 11% in 2013 due to stronger demand for structured cabling products to support the increase in multi-dwelling unit construction. This customer segment accounted for 11% and 12% of sales in the first nine months of 2013 and 2012, respectively. International sales decreased 4% and accounted for 9% of Suttle’s 2013 sales, due to the continued decline in the European and Middle Eastern markets.

Modular connecting products sales increased 10% and sales of structured cabling products increased 49% due to an increase in new multi-dwelling unit construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products increased 10% due to the order cycle of major domestic customers.

Suttle’s gross margin increased 39% in the first nine months of 2013 to $12,155,000 compared to $8,725,000 in the same period of 2012. Gross margin as a percentage of sales increased to 30% in 2013 from 26% in 2012 due to favorable product mix. Selling, general and administrative expenses increased 9% to $7,523,000 in the first nine months of 2013 compared to $6,892,000 in the same period in 2012 due to continued investment into new product development and market expansion initiatives. Suttle’s operating income was $4,631,000 in the first nine months of 2013 compared to $1,833,000 in 2012.

Transition Networks

Transition Networks sales decreased 21% to $32,156,000 in the first nine months of 2013 compared to $40,615,000 in 2012 due primarily to the continued slowdown in government spending and a decline in sales of legacy products. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2013	2012
North America	$21,784,000	$30,256,000
Europe, Middle East, Africa (“EMEA”)	4,028,000	4,437,000
Rest of World	6,344,000	5,922,000
	$32,156,000	$40,615,000

The following table summarizes Transition Networks’ 2013 and 2012 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$24,664,000	$26,852,000
Ethernet switches	3,285,000	3,643,000
Ethernet adapters	2,172,000	3,064,000
Other products	2,035,000	7,056,000
	$32,156,000	$40,615,000

Sales in North America decreased 28% or $8,472,000 due to lower than anticipated demand from the federal government and traditional media converter markets. International sales increased slightly, due to higher demand for telecommunication products, specifically within the Rest of World region.

Gross margin on Transition Networks’ sales during the first nine months decreased 22% to $16,561,000 in 2013 from $21,274,000 in 2012. Gross margin as a percentage of sales remained stable at 52% in both 2013 and 2012. Selling, general and administrative expenses decreased 8% to $15,157,000 in 2013 compared to $16,557,000 in 2012 due to cost control measures and restructuring activities. Operating income decreased to an operating loss of $4,446,000 in 2013 compared to operating income of $4,717,000 in 2012 due to a goodwill impairment loss of $5,850,000 in the third quarter of 2013.

JDL Technologies, Inc.

JDL Technologies, Inc. sales increased 553% to $30,747,000 in the first nine months of 2013 compared to $4,711,000 in 2012.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2013	2012
Broward County FL schools	$7,294,000	$2,931,000
Miami Dade County FL schools	21,691,000	825,000
All other	1,762,000	955,000
	$30,747,000	$4,711,000

Revenues earned in Broward County, Florida increased $4,363,000 or 149% in the first nine months of 2013 as compared to the 2012 first nine months due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. All other revenues increased $807,000 due to JDL’s concentrated effort in the commercial markets.

JDL gross margin increased 355% to $6,212,000 in the first nine months of 2013 compared to $1,365,000 in the same period in 2012. Gross margin as a percentage of sales decreased to 20% in 2013 from 29% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses increased 10% in 2013 to $1,851,000 compared to $1,679,000 in 2012 due to the year on year growth of the sales and administration teams required to manage JDL’s continued expansion in both education and commercial markets. JDL reported operating income of $4,361,000 in the first nine months of 2013 compared to an operating loss of $313,000 in the same period of 2012.

Other

The Company’s income before income taxes decreased to $1,204,000 in 2013 compared to $3,202,000 in 2012. The Company’s effective income tax rate was 113% in 2013 and 33% in 2012. This effective rate differs from the standard rate of 35% due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, the release of contingent consideration from the Company’s 2011 acquisition and goodwill impairment not deductible for income tax purposes.

Liquidity and Capital Resources

As of September 30, 2013, the Company had approximately $19,194,000 in cash, cash equivalents and investments. Of this amount, $1,548,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash which is fully insured through the FDIC. The Company also had $11,090,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2013.

The Company had working capital of $73,840,000, consisting of current assets of approximately $86,398,000 and current liabilities of $12,558,000 at September 30, 2013 compared to working capital of $70,677,000, consisting of current assets of $85,918,000 and current liabilities of $15,241,000 at December 31, 2012. Although the Company’s cash, cash equivalents and investments were $19.2 million at September 30, 2013 compared to $35.9 million at December 31, 2012, the Company’s accounts receivable are approximately $22.0 million higher at September 30, 2013 than at year-end, due primarily to increased sales in the Company’s Suttle and JDL Technologies business units.

Cash flow used in operating activities was approximately $11,832,000 in the first nine months of 2013 compared to $3,231,000 in the same period of 2012. Significant working capital changes from December 31, 2012 to September 30, 2013 included an increase in receivables of $22,042,000 due to higher sales in the first nine months of 2013, specifically related to the Suttle and JDL Technologies business units as compared to the first nine months of 2012.

Net cash provided by investing activities was $5,048,000 in the first nine months of 2013 compared to $70,000 provided in the same period of 2012. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities.

Net cash used by financing activities was $2,971,000 in the first nine months of 2013 compared to $4,616,000 in the same period of 2012. The Company made $161,000 in contingent consideration payments related to the Patapsco acquisition. Cash dividends paid on common stock decreased to $2,730,000 in 2013 ($0.16 per common share) from $4,005,000 in 2012 ($0.32 per common share) due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $247,000 in 2013 and $250,000 in 2012. The Company purchased and retired no shares in 2013 and purchased and retired 23,573 in 2012. At September 30, 2013, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at September 30, 2013). There were no borrowings on the line of credit during the first nine months of 2013 or 2012. The credit agreement expires October 31, 2014 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2012 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2013.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. Significant amounts are required to be presented by the respective line items of net income or should be cross-referenced to other disclosures. These disclosures may be presented on the income statement or in the notes to the financial statements. We adopted this standard during the first nine months of 2013. The adoption of this standard did not have a material effect on our financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2013 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated November 7, 2013 announcing 2013 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: November 8, 2013		Chairman and Interim Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: November 8, 2013		Chief Financial Officer