Form 10-K
period 2013-12-31
COMMUNICATIONS SYSTEMS INC
filed 2014-03-14
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Preferred Stock Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $74,909,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2013.

As of March 1, 2014 there were outstanding 8,556,473 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (“U.S.”), Costa Rica, the United Kingdom (“U.K.”) and China. CSI is principally engaged through its Suttle business unit in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture and sale of media conversion products, Ethernet switches, and other connectivity and data transmission products. Through its JDL Technologies business unit, CSI also provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; and JDL Technologies, which provides IT solutions. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. There are no material intersegment revenues. Further information regarding these segments, including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the Notes to Consolidated Financial Statements under Item 8.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle

Suttle manufactures and markets a variety of telecommunication products for outside plant and premise distribution under the Suttle brand name in the United States and internationally. Suttle’s new FutureLink™ brand includes solutions for higher speeds, toolless connectivity and lower cost of ownership, such as copper and fiber connectivity systems, scalable terminals and enclosures, network interface devices (“NIDs”), splitters, and active technologies for voice, data and video communications. Suttle also manufactures and markets a line of residential structured wiring products under the SOHO (Small Office, Home Office) Access ™ brand name, and passive premise distribution, such as xDSL filters, under the SpeedStar™ brand. Suttle manufactures 66% of its products at its plants in Hector, Minnesota (Suttle Apparatus Minnesota Division) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 34% are purchased from offshore contract manufacturers. Segment sales were $54,346,000 (41% of consolidated revenues) in 2013 and $45,030,000 (43% of consolidated revenues) in 2012.

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

Suttle is expanding operational capabilities within its U.S. manufacturing to maximize flexibility and improve speed to market capacity. We are committed to maintaining both internal and external quality standards as well as industry product specifications. The company’s quality management systems are ISO 9001 and TL9001 certified. Additionally, Suttle was one of the first companies to pass the new Telcordia GR-3167 standard for energizing very high-rate digital subscriber lines (VDSL2) along with the TR-127 for ring trip mitigation allowing our splitters to leverage existing infrastructure for next generation IPTV services. Our focus on quality, product performance and customer support enables us to continue to develop new innovative product solutions.

Outside Plant:

Suttle’s outside plant products (“OSP”) are designed to operate in challenging environments yet be easily accessible, extend the life of the existing network, enhance data speeds, and prevent loss.

Suttle OSP systems are designed for flexibility and scalability in real world applications for both copper and fiber networks. Suttle’s FutureLink™ OSP Fiber solutions offer a range of products including terminals, patch and splice and splitter enclosures. For copper networks, Suttle’s FutureLink™ OSP Copper solutions include building entrance terminal and enclosures.

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

Our FutureLink™ fiber solutions help providers deploy fiber-to-the-premise (“FTTP”) service. These products feature higher speed connections, tool-less connectivity and lower cost of ownership. Our popular SOHO Access™ enclosures and modules provide flexibility and versatility for the termination and management of voice, data, and video connections.

Active solutions distribute service inside the premise through electronic devices. Suttle’s active service solutions allow the distribution of service at higher speeds regardless of media, using technologies under FutureLink™ brand products. Passive solutions provide traditional telephony and broadband technology deployments. Through our highly recognized brands — SpeedStar™ and Corroshield® as well as our new brand for higher speeds FutureLink™ — Suttle provides the right solution for wired distribution.

Markets and Marketing

Suttle markets its outside plant and premise distribution products globally to telecommunications companies. Suttle has a solid history of offering long-term solutions to some of the largest global providers, by understanding the customer’s needs and providing innovative solutions coupled with strong customer support. Suttle also markets its products to service providers, residential builders, and low-voltage installers through distributors and the Company’s sales staff. Suttle reaches its targeted customers through a variety of marketing media including trade shows, associations, advertising, social media and the Suttle website, www.suttleonline.com.

Customers

Suttle’s customers include the major telecommunication carriers globally, including Verizon, ATT, and CenturyLink (formerly Qwest). Major telephone companies are served directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 80% of Suttle’s sales in 2013 and 75% in 2012.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors but also directly by its sales staff. Sales to cable customers and original equipment manufacturers (“OEMs”) are made through the nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 11% of Suttle’s sales in 2013 and 12% in 2012. Sales to international customers and other customers represented 9% of Suttle’s sales in 2013 and 13% in 2012.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. In addition, distributors of Suttle’s products also market products for one or more of these competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2014 were approximately $2,008,000 compared to approximately $2,961,000 at March 1, 2013. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

Manufacturing and Sources of Supply

Suttle manufactures its products using plastic or metal parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products use a moisture-resistant gel-filled fig available only from Tyco Electronics Connectivity. Although Suttle has not generally experienced significant problems in obtaining its required supplies, periodically it experiences spot shortages and additional order lead times are required from its offshore suppliers.

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

Intellectual Property

The Suttle brand name is a trademark important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace. Other important trademarks include FutureLink™ for end-to-end products for outside plant, connectivity and premise distribution; SOHO Access™ for small office and home office enclosures and modules; SpeedStar™ for passive premise connectivity; and CorroShield® brand gel that prevents network corrosion.

(ii) Transition Networks

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains operations in China and the U.K. Transition designs, assembles and sells NIDs, media converter devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media (for example, between copper and fiber optic networks). Transition sells its products through distributors, resellers, integrators, OEMs, and directly to service providers. These NIDs, media converter and Ethernet Switch products permit voice and data networks to move information between copper-wired equipment and fiber-optic cable. Sales by Transition Networks were $43,857,000 (33% of consolidated sales) in 2013 compared to $53,843,000 (52% of consolidated sales) in 2012. International sales accounted for 30% of Transition’s sales, or $13,196,000 in 2013, compared to $14,457,000, or 27% of Transition’s sales in 2012.

Products

Transition Networks designs, assembles and markets NIDs, media converters, network interface cards (“NICs”), Ethernet switches, Small Form factor Pluggable modules (“SFP”), and other connectivity products under the Transition Networks and MILAN brand names. These products enable customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers or remote locations. Protocols supported include: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, Circuit Emulation Services (TDM or ISDN over IP), RS232, RS485, OC3, OC12, and more. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. The company also buys and resells products from other OEMs to augment our product offerings. In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including powerful Element Management System (EMS) software for providing superior service provisioning and monitoring of next-generation Carrier Ethernet 2.0 Services. The Company has been developing and marketing Ethernet-based networking products for approximately 25 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, and security markets and, in addition, targets the specific vertical markets of government and education.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations. In 2013, 66% of the total value of its products was manufactured in Asia while the remaining 34% was manufactured in the US. Offshore sources of supply are subject to certain risks, including political risk. The Company has alternate sources of supply for its products in different geographical locations and to date has not had problems obtaining necessary product.

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

Research and development consists of conception, design and development of new products, as well as testing, and equipment and supplies associated with enhancing existing products. Research and development costs are expensed when incurred and were $2,277,000 in 2013 compared to $2,030,000 in 2012.

Transition Networks’ research and development operations are conducted in the United States, United Kingdom and China. The US location has a global engineering and product development leadership responsibility. The China operation focuses primarily on engineering, including hardware and software development as well as testing. Additional China operations include marketing, purchasing, and sales support. In the 2013 fourth quarter, the Company decided to close its Chinese engineering facility and received regulatory approval from the Chinese government to commence deregistration procedures, the first step in closing this facility. The Company decided to close the China operations to streamline engineering processes and to mitigate the rising costs of doing business in Shanghai. The Company expects to complete the office closing in the first half of 2014. The UK facility was added in 2011 as a result of the Patapsco acquisition. The UK location focuses on engineering and support for Circuit Emulation Products as well as logistics and sales activities.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for the highest volume products in the Fast Ethernet and Gigabit Ethernet families as well as the NIDs. Low cost competitors from China and Taiwan are strongest in Asian, Europe, Middle East, and Africa (EMEA) and South American markets, but have had less success in the North American media converter product market. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $2,389,000 at March 1, 2014 and $2,651,000 at March 1, 2013. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc. (“JDL Technologies” or “JDL”), based in Fort Lauderdale, Florida, provides information technology (“IT”) solutions focused on network design and integration, IT service and support management, cloud and virtualization services, and network operations center management. JDL’s 2013 sales were $33,116,000 (25% of consolidated sales) compared to 2012 sales of $5,377,000 (5% of consolidated sales). Project revenue totaled $31,698,000 in 2013 or 96% of JDL sales compared to $4,123,000 in 2012 or 77% of JDL sales. Managed services revenues were $1,418,000 and $1,254,000 in 2013 and 2012, respectively.

Competitive Strategy

While the South Florida information technology market includes a number of other value-added resellers (VARs) and managed service providers (MSPs), JDL has differentiated itself in several strategic ways during more than 15 years of success and is uniquely qualified to help organizations optimize their information technology.

▪

JDL has never wavered in its commitment to help IT professionals keep their technology up and running, fix problems quickly, support their user communities, and regularly add new value to their organizations. Key avenues for delivering on this commitment—and key competitive advantages—are JDL’s secure, on-premise, state-of-the-art data center and managed services operations center.

▪

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

▪

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

This solid foundation has allowed JDL to expand into Central Florida, opening an office in 2013 to serve clients throughout the Tampa and Orlando region, led by a seasoned sales manager well-known in the area for his technology experience and contact network. This expansion taps an under-served market that JDL is well-positioned to penetrate.

Targeted Vertical Markets

Looking beyond its deep roots in the public education sector, in 2012 JDL began to aggressively expand into select other verticals, including the healthcare market and general commercial enterprise.

Education:

Prior to 2013, JDL’s largest client for the past several years had been the School Board of Broward County, Florida (SBBC), the sixth largest system in the United States. JDL staffs and manages the SBBC network operations center, which monitors all network elements (servers, switches, routers) and more than 60,000 computers in 265 buildings.

Leveraging this experience, in October 2012, JDL was selected to provide the hardware and wiring for 232 schools in the Miami-Dade County Public School District (M-DCPS) as part of the wireless classroom initiative. Miami-Dade is the fourth-largest district in the U.S., serving some 345,000 students and employing more than 40,000 educators and staff. Additionally, in the first quarter of 2013, JDL successfully bid for the networking project that will enable wireless classrooms in the De Soto County Public School District, JDL’s first win in the Central Florida region.

Healthcare:

In its strategic advance on the healthcare vertical, during the fourth quarter of 2012 JDL sought and won status as a preferred technology vendor for two of Florida’s four Regional Extension Centers (“RECs”), federally funded by the Health Information Technology REC Grant Program to improve healthcare delivery by promoting the widespread adoption and meaningful use of health information technology. Through these RECs, JDL has access to healthcare practices in 17 counties throughout Central Florida. In response to one of their members’ most immediate needs—for a simple, managed data protection solution that meets HIPAA compliance standards—JDL is deploying an enterprise-grade encryption solution that has been reengineered to extend cost-effective data protection to the numerous midsize and smaller providers in the region.

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

Order Book and Future Plans

Outstanding customer orders and contracts for JDL products and services were approximately $1,501,000 at March 1, 2014 and $24,491,000 at March 1, 2013. The outstanding orders and contracts at March 1, 2014 are primarily projects with the Broward County School District and are scheduled to complete by June of 2014. The Company does not consider current outstanding orders and contracts as a significant indicator of longer-term future results.

Most of JDL’s revenues in 2013 and earlier years have been derived from projects to supply IT infrastructure and services for K-12 schools that were funded by federal and local government sources. Because this form of funding varies substantially from year to year, there have been large swings in JDL’s annual revenues over the past several years. We expect this volatility in JDL’s annual revenues to continue in 2014 and future years. Accordingly, in order to reduce its dependence on government funding, JDL continues to aggressively pursue opportunities to provide managed services, migration to the cloud, virtualization and other network services for small and medium sized commercial businesses with a focus on healthcare, legal and financial services markets.

(2) Employment Levels

As of March 1, 2014 the Company employed 596 people. Of this number, 420 were employed by Suttle (including 106 in Hector, Minnesota, 312 in Costa Rica and 2 in the U.K.), 128 by Transition Networks, Inc. (111 in Minnetonka, MN, 8 in China, and 9 in the U.K.), 30 by JDL Technologies, Inc., and 18 in corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2014 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Curtis A. Sampson	80	Chairman of the Board and Interim Chief Executive Officer [2013][2]

Edwin C. Freeman	58	Vice President, Treasurer and Chief Financial Officer [2013][3]

Bruce Blackwood	51	President and General Manager, Suttle [2007][4]

Scott Otis	52	President and General Manager, Transition Networks [2013][5]

Michael J. Skucius	60	Vice President, Information Technology [2010][6]

Scott Fluegge	44	President and General Manager, JDL Technologies, Inc [2011][8]

Kristin A. Hlavka	32	Corporate Controller [2011][9]

1	Dates in brackets indicate period during which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors and are subject to contractual agreements.

2

Mr. Sampson was appointed Interim Chief Executive Officer of the Company in September 2013. He served as the Company’s Chief Executive Officer from 1969 to June 2007. He has been the Company’s Chairman of the Board of Directors since 1971.

3

Mr. Freeman was appointed Chief Financial Officer in September 2013. From March 1992 to September 2013, he held management positions within operations and finance at Bro-Tex Co, Inc, (paper and cloth wiper products, and carpet recycling) most recently serving as the Vice President and Chief Financial Officer. Prior to his appointment as Chief Financial Officer, he served as a director of CSI since 1988.

4

Mr. Blackwood served as Vice President and General Manager of Suttle from December 2007 until he was appointed President in September 2013. From July 2001 to November 2007, he served as Suttle’s Vice President of Sales. Prior to July 2001 he was Vice President of Sales for Americable.

5

Mr. Otis was appointed President and General Manager of Transition Networks in September 2013. From December 2010 to June 2011 he served as Vice President, Operations - Professional Services for TE Connectivity, Inc. Prior to December 2010, he was the Vice President, Marketing and Business Development – ADC Professional Services.

6

Mr. Skucius was appointed Vice President of Information Technology in January 2010. From July 2007 to December 2009 he served as Vice President and General Manager of JDL. From 1980 to 2007 he was the Company’s Director of Management Information Services.

7

Mr. Fluegge served as Vice President and General Manager of JDL Technologies from December 2011 until he was appointed President in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

8

Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche, LLP. She also served as Interim Chief Financial Officer from May 2013 until September 2013.

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

          Competition in the markets for voice and data communications products is intense. Our ability to compete with other manufacturers of these products depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Some of our competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than we. Present and future competitors may be able to identify new markets and develop new products that are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than us. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

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

          Our customer base is somewhat concentrated, with our top ten customers accounting for 83%, 76% and 76% of net sales for 2013, 2012 and 2011, respectively. The merger of AT&T and BellSouth in our fiscal 2007 created one of our largest customers. In fiscal 2013, 2012 and 2011, this combined company accounted for approximately 24%, 17% and 9% of our sales, respectively. Another one of our largest customers, Verizon, accounted for 8%, 8% and 6% of our net sales for the years 2013, 2012 and 2011. If we lose a significant customer for any reason, our sales and gross profit will be negatively affected.

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

          Our JDL Technologies and Transition Networks business units are involved in projects that receive much of their funding from the United States federal government. To the extent that federal government spending is delayed or curtailed by government actions, our revenues and operating results may be adversely affected.

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

Part of our future success depends on our ability to successfully transition all of our operations to our new Enterprise Resources Planning system.

          During 2011 and 2012, we purchased and began to install a new Enterprise Resource Planning (ERP) system. On April 4, 2013, our Transition Networks business unit “went live” on this system. The new ERP system is designed to significantly strengthen our long-term term performance by standardizing all CSI business units on a common platform, lowering our manufacturing costs, and better managing our supply chain. We expect Suttle to go live on the new ERP sometime in 2014. If we are unable to successfully transition our remaining business units to the ERP in our proposed timetable, we will experience a delay in achieving improved operating efficiencies as well as additional costs related to a delayed implementation.

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

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-

The Company owns a 105,000 square foot building in Minnetonka, Minnesota, where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for some administrative operations, and Suttle uses this facility for its sales, marketing and product development.

-

Suttle’s manufacturing is conducted at two locations. The Company owns three plants totaling 88,000 square feet of manufacturing space in Hector, Minnesota. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2013 and 2012.

	2013		2012

	High	Low	High	Low

First	$11.25	$9.75	$15.49	$12.91
Second	10.69	9.55	14.09	10.36
Third	12.35	9.66	11.87	9.96
Fourth	12.25	9.95	11.52	9.73

(b)	HOLDERS

At March 1, 2014 there were approximately 577 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share

January 1, 2014	$.16
October 1, 2013	.16
July 1, 2013	.16
April 1, 2013	.16
December 27, 2012	.16
October 1, 2012	.16
July 1, 2012	.16
April 1, 2012	.16
January 1, 2012	.15

The Company accelerated the payment of the dividend declared in the fourth quarter of 2012 and paid the dividend on December 27, 2012 rather than January 1, 2013. The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2013:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	84,718	$14.29	—
1992 Stock Plan-Nonemployee Director Plan	117,000	$10.24	—
1990 Employee Stock Purchase Plan	3,153	$10.03	35,587
2011 Executive Incentive Compensation Plan	361,054	$11.04	623,250

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	FIVE YEAR PERFORMANCE GRAPH

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index. Company information and each index assume the investment of $100 on the last business day before January 1, 2008 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2008	2009	2010	2011	2012	2013

Communications Systems, Inc.	$100.000	$168.093	$199.115	$207.241	$162.342	$184.442
NASDAQ US	100.000	143.741	170.174	171.081	202.398	281.914
NASDAQ TELCOM	100.000	149.951	193.615	204.735	276.614	401.346

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The Company did not repurchase any shares of common stock during the three months ended December 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

October 2013	—	$—	—	411,910
November 2013	—	—	—	411,910
December 2013	—	—	—	411,910
Total	—	$—	—	411,910

(1)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands, except per share amounts)

	Year Ended December 31

	2013	2012	2011	2010	2009

Selected Income Statement Data
Sales	$131,320	$104,250	$143,775	$120,072	$109,792

Costs and Expenses:
Cost of Sales	86,421	62,753	84,880	68,872	67,944
Selling, General and Administrative Expenses	36,743	38,101	40,108	35,586	31,433
Impairment loss	5,850	—	1,272	—	196
Restructuring expense	1,149	—	—	—	—

Total Costs and Expenses	130,163	100,854	126,260	104,458	99,573
Operating Income	1,157	3,396	17,515	15,614	10,219
Other (Expense) Income, Net	(53)	2	105	20	581
Income Before Income Taxes	1,104	3,398	17,620	15,634	10,800
Income Tax Expense	2,061	1,160	7,822	5,919	4,756

Net (Loss) Income	$(957)	$2,238	$9,798	$9,715	$6,044

Basic Net (Loss) Income Per Share	$(0.11)	$0.26	$1.16	$1.16	$0.72
Diluted Net (Loss) Income Per Share	$(0.11)	$0.26	$1.15	$1.15	$0.72
Cash Dividends Declared Per Share	$0.64	$0.64	$0.60	$0.59	$0.52

Average Dilutive Shares Outstanding	8,531	8,519	8,496	8,415	8,352

Selected Balance Sheet Data
Total Assets	$103,533	$112,535	$116,659	$109,070	$102,914
Property, Plant and Equipment, Net	14,941	14,475	14,019	13,214	13,322
Long-term Liabilities	1,838	3,298	3,741	5,004	4,220
Stockholders’ Equity	88,622	93,995	97,531	91,397	85,939

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. provides physical connectivity infrastructure products and services for global deployments of broadband networks through the following business units:

•

Suttle manufactures and sells copper and fiber connectivity products, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand in the United States and internationally;

•

Transition Networks designs, assembles and sells NIDs, media converter devices, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals between systems using different types of media; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment.

Key 2013 Developments

•	The Company’s 2013 sales were $131.3 million, a 26% increase compared to 2012 sales of $104.2 million.

•

The Company’s 2013 net loss was $958,000, or ($0.11) per diluted share, compared to net income of $2.2 million or $0.26 per diluted share in fiscal 2012. The Company had a goodwill write-off totaling $5.8 million during 2013. The impact of this goodwill impairment loss on 2013 net income was approximately $4.8 million or $0.56 per share.

•	At 2013 year end, the Company had cash, cash equivalents and investments of $29.7 million and positive working capital of $70.6 million.

•

During 2013, the Company took a series of actions that culminated in the adoption of a restructuring and revitalization plan on September 4, 2013. On that date, the Company’s Chairman became Interim Chief Executive Officer and the Company appointed a new Chief Financial Officer. This revitalization plan is designed to strengthen the Company’s business by focusing all operational and financial responsibility at the business unit level, reducing corporate overhead expenses, and aggressively reducing costs in order to free up resources for investments in growth. Implementation of this plan continued in the 2013 fourth quarter. The Company incurred 2013 expenses of $1.1 million in connection with the restructuring, including significant severance payments.

•

Suttle achieved strong growth in fiscal 2013 posting sales of $54.3 million, a 21% increase over fiscal 2012. As a result of increased efficiencies associated with the higher sales level and favorable product mix, Suttle’s gross margin increased to 29% in 2013 compared to 27% in 2012. Suttle’s operating income increased to $5,457,000 in 2013 from $2,603,000 in 2012.

•

Transition Networks’ fiscal 2013 sales decreased 19% to $43.9 million compared to $53.8 million in 2012. Gross margins generally remained steady in 2013, dropping slightly to 51% in the 2013 as compared to 52% in 2012. Transition Networks incurred an operating loss of $3.2 million in 2013 compared to operating income of $5.9 million in 2012 due to the write off of goodwill totaling $5.8 million in the 2013 third quarter. Because of declining product sales in its existing markets, Transition Networks is focused on developing new products for key growth markets, particularly telecommunications carriers.

•

JDL Technologies’ fiscal 2013 sales were $33.1 million compared to $5.4 million in 2012 due to substantially increased sales to its two South Florida school district customers. JDL reported 2013 operating income of $4.0 million compared to a 2012 operating loss of $655,000. Federal and local funding for investments in IT infrastructure and services for K-12 schools varies substantially from year to year. There have been large swings in JDL’s annual revenues over the past several years. This volatility in JDL’s annual revenues is expected to continue in 2014 and future years, and accordingly, in order to reduce its dependence on government funding, JDL continues to aggressively pursue revenue opportunities in the small to medium size IT services business market. Its revenue from these commercial businesses increased to $2.2 million in 2013 from $1.3 million in 2012.

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

Critical Accounting Policies

Inventory Valuation: We value inventories at the lower of cost or market. We estimate and record reserves for inventory overstock and obsolescence to reduce the carrying value to estimated net realizable value. We determine the reserve amount based on on projected sales information, plans for discontinued products and other factors. Though we consider these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans consider many factors including historical experience, anticipated future economic conditions and growth expectations for the industries and end markets in which we participate. These assumptions are determined over a five-year, long-term planning period. Revenues and operating profit beyond the five-year period are projected to grow at a nominal perpetual growth rate for all reporting units. The discount rate calculations are determined by assuming a company beta, market premium risk, size premium, the cost of debt and debt-to-capital ratio of a market participant.

The Company believes that accounting estimates related to goodwill impairment are critical because the underlying assumptions used for the discounted cash flow analysis can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues. Based on the step one and step two analysis, considering Transition Networks’ reduced earnings and cash flow forecasts, the Company determined that Transition Networks’ goodwill was fully impaired and recorded a goodwill impairment for this segment of $5,850,000 in the third quarter of 2013.

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

Results of Operations

2013 Compared to 2012

Sales were $131,320,000 in 2013, a 26% increase from sales of $104,250,000 in 2012. Operating income decreased 66% to $1,156,000 in 2013 as compared to $3,396,000 in 2012. Income before income taxes decreased 68% to $1,103,000 from $3,398,000 in 2012. Net income decreased 143% to a net loss of $958,000 in 2013 compared to income of $2,238,000 in 2012.

Suttle

Suttle sales increased 21% to $54,346,000 in 2013 compared to $45,030,000 in 2012. Sales by product groups in 2013 and 2012 were:

	Suttle Sales by Product Group

	2013	2012

Modular connecting products	$14,077,000	$13,428,000
DSL products	8,057,000	8,254,000
Structured cabling products	26,900,000	18,081,000
Other products	5,312,000	5,267,000

	$54,346,000	$45,030,000

Suttle’s sales by customer groups in 2013 and 2012 were:

	Suttle Sales by Customer Group

	2013	2012

Telecommunication customers	$43,296,000	$33,645,000
Distributors	5,938,000	5,540,000
International	4,547,000	5,394,000
Other	565,000	451,000

	$54,346,000	$45,030,000

The increase in sales is due primarily to increased sales to Suttle’s domestic telecommunication customers. Sales to these customers increased 29% to $43,296,000 in 2013 compared to $33,645,000 in 2012 due to fulfillment of new contracts for recently introduced Suttle products and increased sales tied to enhanced network deployments by telecommunication service providers. Sales to these customers accounted for 80% of Suttle’s sales in 2013 compared to 75% of sales in 2012. Sales to distributors increased 7% and accounted for 11% of sales in 2013 compared to 12% in 2012. The increase in this customer group is a result of increased opportunities in the domestic market for new single family unit (SFU) and multi-dwelling unit (MDU) construction. International sales accounted for 8% of Suttle’s 2013 sales, but declined 16% compared to 2012. The decrease in sales in this customer group is due to a reduction in revenue from Austin Taylor’s legacy products, including the termination of a non-profitable OEM contract.

Modular connecting products sales increased 5% due to an increase in new MDU construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of structured cabling products increased 49% due to increased MDU construction activity in the U.S housing market and an increase in sales tied to enhanced network deployments. Sales of DSL products decreased 2% due to the maturation of the market and increased pricing pressures.

Suttle’s gross margin increased 32% to $15,812,000 in 2013 compared to $11,974,000 in 2012. The gross margin percentage increased to 29% in 2013 compared to 27% in 2012 due to product mix changes and increased production levels.

Selling, general and administrative expenses increased $983,000, or 10% to $10,354,000 in 2013 compared to $9,371,000 in 2012 due to continued investment into new product development and market expansion initiatives.

Suttle’s operating income increased 110% to $5,457,000 in 2013 from $2,603,000 in 2012.

Transition Networks

Transition Networks designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from one-time network upgrade projects. The core markets for these products are enterprise, service providers, and industrial users. Roughly 70% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 19% to $43,857,000 in 2013 compared to $53,843,000 in 2012. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Sales by customer groups in 2013 and 2012 were:

	Transition Networks Sales by Region

	2013	2012

North America	$30,661,000	$39,386,000
EMEA	5,145,000	5,744,000
Rest of world	8,051,000	8,713,000

	$43,857,000	$53,843,000

The following table summarizes Transition Networks’ 2013 and 2012 sales by product group:

	Transition Networks Sales by Product Group

	2013	2012

Media converters	$31,940,000	$35,817,000
Ethernet switches	4,394,000	4,738,000
Ethernet adapters	4,165,000	4,948,000
Other products	3,358,000	8,340,000

	$43,857,000	$53,843,000

Sales in North America decreased 22% in 2013, or $8,725,000 compared to 2012 due to declines in Federal government spending and delays in certain programs. International sales decreased $1,261,000, or 9%, due to currency fluctuations, project timing and continuing economic problems in certain countries.

Gross margin decreased 20% to $22,419,000 in 2013 compared to $27,995,000 in 2012. Gross margin as a percentage of sales decreased to 51% in 2013 compared to 52% in 2012 due to unfavorable product mix.

Selling, general and administrative expenses decreased 11% to $19,765,000 in 2013 from $22,106,000 in 2012 due to corporate restructuring and cost reduction measures taken throughout the year. Due to the goodwill write-off totaling $5,850,000 in the third quarter of 2013, operating income decreased 163% to an operating loss of $3,711,000 in 2013 compared to operating income of $5,888,000 in 2012.

Transition Networks will continue to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers and the Metro Ethernet Forum. We will also continue to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. (the Company’s IT services business unit) increased 516% to $33,116,000 in 2013 compared to $5,377,000 in 2012. The following table summarizes JDL’s revenues by customer group in 2013 and 2012:

	JDL Revenue by Customer Group

	2013	2012

Broward County FL schools	$7,928,000	$3,265,000
Miami Dade County FL schools	22,988,000	825,000
All other	2,200,000	1,287,000

	$33,116,000	$5,377,000

Revenues earned in Broward County FL increased $4,663,000 or 143% in 2013 due to the E-Rate 15 initiative, which was significantly larger than the prior year’s initiative. Revenues earned in Miami Dade County are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district was granted federal funding under the E-Rate program to expand wireless connectivity for students and staff. All other revenues increased $913,000 due to JDL’s concentrated effort to grow its revenues from small to medium sized businesses.

JDL gross margin increased 336% to $6,668,000 in 2013 compared to $1,529,000 in 2012. Gross margin as a percentage of sales decreased to 20% in 2013 from 28% in 2012 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than JDL’s more traditional value-added service.

Selling, general and administrative expenses increased 20% in 2013 to $2,629,000 compared to $2,184,000 in 2012 due to the year over year growth of the sales and administration teams required to manage JDL’s continued expansion in both education and commercial markets. JDL reported operating income of $4,039,000 in 2013 compared to an operating loss of $655,000 in 2012.

Although JDL Technologies will continue to aggressively pursue opportunities at both M-DCPS and SBBC, it has substantially completed the present phase of its work on the “Bringing Wireless to the Classroom” initiative and other projects, and currently has a substantially lower backlog for future projects. Because federal and local funding for investments in IT infrastructure and services for K-12 schools varies substantially from year to year, there have been large swings in JDL’s annual revenues over the past several years. We expect this volatility in JDL’s annual revenues to continue in 2014 and future years. Accordingly, in order to reduce its dependence on government funding, JDL continues to aggressively pursue opportunities to provide managed services, migration to the cloud, virtualization and other network services for small and medium sized commercial businesses with a focus on healthcare, legal and financial services markets.

Other

Income before income taxes decreased 68% to $1,103,000 in 2013 compared to $3,398,000 in 2012. The Company’s effective income tax rate was 187% in 2013 compared to 34% in 2012. The 2013 effective rate was significantly higher than the standard rate of 35% primarily because the Company incurred a $5.8 million goodwill impairment charge in 2013, the majority of which was not deductible for income tax purposes, as discussed in Note 11 to the consolidated financial statements. Other factors affecting the effective income tax rate include state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and the effect of operations conducted in lower foreign tax rate jurisdictions. The 2012 effective rate was lower than the standard rate of 35% due to state income taxes, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

2012 Compared to 2011

Sales were $104,250,000 in 2012, a 27% decrease from sales of $143,775,000 in 2011. Operating income decreased 81% to $3,396,000 in 2012 as compared to $17,515,000 in 2011. Income before income taxes decreased 81% to $3,398,000 from $17,620,000 in 2011. Net income decreased 77% to $2,238,000 in 2012 compared to $9,798,000 in 2011.

Suttle

Suttle sales increased 13% to $45,030,000 in 2012 compared to $39,924,000 in 2011. Sales by product groups in 2012 and 2011 were:

	Suttle Sales by Product Group

	2012	2011

Modular connecting products	$13,428,000	$12,662,000
DSL products	8,254,000	10,146,000
Structured cabling products	18,081,000	12,302,000
Other products	5,267,000	4,814,000

	$45,030,000	$39,924,000

Suttle’s sales by customer groups in 2012 and 2011 were:

	Suttle Sales by Customer Group

	2012	2011

Telecommunication customers	$33,645,000	$27,124,000
Distributors	5,540,000	4,461,000
International	5,394,000	7,874,000
Other	451,000	465,000

	$45,030,000	$39,924,000

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

Modular connecting products sales increased 6% due to an increase in new MDU construction in the U.S. housing market and an increase in sales tied to enhanced network deployments. Sales of structured cabling products increased 47% due to increased construction activity in the MDU space in specific regions in the U.S and an increase in sales tied to enhanced network deployments. Sales of DSL products decreased 19% due to the maturation of the U.S. DSL market and order cycles of major customers.

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

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. decreased 57% to $5,377,000 in 2012 compared to $12,401,000 in 2011. The following table summarizes JDL’s revenues by customer group in 2012 and 2011:

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

Liquidity and Capital Resources

As of December 31, 2013, the Company had approximately $29,722,000 in cash, cash equivalents and investments. Of this amount, $5,752,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $9,663,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2013.

The Company had working capital of $70,599,000, consisting of current assets of approximately $83,672,000 and current liabilities of $13,073,000 at December 31, 2013 compared to working capital of $70,677,000, consisting of current assets of $85,918,000 and current liabilities of $15,241,000 at the end of 2012.

Cash flow provided by operating activities was approximately $803,000 in 2013 compared to $200,000 provided by operations in 2012. Significant working capital changes from 2012 to 2013 included an increase in receivables of $8,207,000 and lower inventories of $4,648,000 due to higher sales in 2013 and a smaller need for inventory, specifically related to the Suttle and JDL Technologies business units as compared to 2012.

Cash provided by investing activities was $5,775,000 in 2013 compared to cash provided of $3,035,000 in 2012. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities. The Company made withdrawals from investments during the year in excess of purchases in order to fund operations, specifically related to the JDL projects during the year.

Net cash used by financing activities was $4,390,000 in 2013 compared to $7,924,000 in 2012. Cash dividends paid on common stock decreased to $4,099,000 in 2013 ($0.48 per common share) from $6,734,000 in 2012 ($0.79 per common share). The decrease in cash dividends paid in 2013 is related to the early payment of the dividend declared in December 2012, which ordinarily would have been paid in January of the following year. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $311,000 in 2013 and $298,000 in 2012. The Company purchased and retired no shares in 2013 and 70,028 shares for $758,000 in 2012. At December 31, 2013, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $457,000 during 2013. The outstanding balance on the mortgage was $1,118,000 at December 31, 2013.

The Company expects that its fiscal 2014 effective income tax rate will be approximately 34%.

The Company had no outstanding obligations under its line of credit at December 31, 2013 and 2012, and the Company’s entire credit line ($10,000,000 at March 1, 2014) is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at December 31, 2013). There were no borrowings on the line of credit during 2013 or 2012. The credit agreement expires October 31, 2014 and is secured by assets of the Company. The Company intends to renew the agreement in 2014. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Long-term debt	$490,000	$628,000	$—	$—
Interest on long-term debt	61,000	28,000	—	—
Pensions	414,000	267,000	497,000	1,411,000
Operating leases	287,000	306,000	—
Compensation plans	199,000

Total	$1,451,000	$1,229,000	$497,000	$1,411,000

As of December 31, 2013, the Company had $401,000 in uncertain tax positions for which we are unable to reasonably estimate in which future periods they will ultimately be settled.

As of December 31, 2013, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2013 our bank line of credit carried a LIBOR rate plus 1.1%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

/s/ Curtis A. Sampson	/s/ Edwin C. Freeman

Curtis A. Sampson	Edwin C. Freeman
Interim Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the internal control over financial reporting of Communications Systems Inc., and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 14, 2014

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 2013	December 31 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,059,120	$17,869,712
Investments	5,742,314	12,701,538
Trade accounts receivable, less allowance for doubtful accounts of $69,000 and $69,000, respectively	22,902,323	14,683,227
Inventories	29,111,656	33,752,710
Prepaid income taxes	1,381,502	2,113,926
Other current assets	716,784	783,352
Deferred income taxes	3,758,750	4,013,628

TOTAL CURRENT ASSETS	83,672,449	85,918,093

PROPERTY, PLANT AND EQUIPMENT, net	14,941,492	14,474,913
OTHER ASSETS:
Investments	3,920,978	5,376,397
Goodwill	—	5,956,934
Funded pension assets	305,028	—
Other assets	692,794	808,308

TOTAL OTHER ASSETS	4,918,800	12,141,639

TOTAL ASSETS	$103,532,741	$112,534,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$489,706	$457,464
Accounts payable	4,894,869	9,237,233
Accrued compensation and benefits	3,927,728	3,044,864
Accrued consideration	558,801	770,041
Other accrued liabilities	1,765,428	1,670,009
Dividends payable	1,436,318	61,833

TOTAL CURRENT LIABILITIES	13,072,850	15,241,444
LONG TERM LIABILITIES:
Long-term compensation plans	—	350,457
Uncertain tax positions	400,846	320,426
Deferred income taxes	809,179	1,381,785
Pension liabilities	—	127,611
Long-term debt - mortgage payable	627,823	1,117,529

TOTAL LONG-TERM LIABILITIES	1,837,848	3,297,808

COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,553,320 and 8,474,896 shares issued and outstanding, respectively	427,666	423,745
Additional paid-in capital	37,110,671	36,404,518
Retained earnings	51,323,718	57,755,178
Accumulated other comprehensive loss	(240,012)	(588,048)

TOTAL STOCKHOLDERS’ EQUITY	88,622,043	93,995,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,532,741	$112,534,645

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31

	2013	2012	2011

Sales	$131,319,510	$104,249,654	$143,775,051

Costs and expenses:
Cost of sales	86,420,982	62,752,763	84,879,924
Selling, general and administrative expenses	36,742,869	38,100,773	40,108,221
Impairment loss	5,849,853	—	1,271,986
Restructuring expense	1,149,439	—	—

Total costs and expenses	130,163,143	100,853,536	126,260,131

Operating income	1,156,367	3,396,118	17,514,920

Other income and (expenses):
Investment and other income	125,985	75,187	313,544
(Loss)/gain on sale of assets	(73,126)	62,630	(27,081)
Interest and other expense	(106,101)	(136,255)	(181,393)

Other income (loss), net	(53,242)	1,562	105,070

Income from operations before income taxes	1,103,125	3,397,680	17,619,990
Income tax expense	2,061,013	1,159,566	7,822,124

Net (loss) income	(957,888)	2,238,114	9,797,866

Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	37,000	1,311,000	(525,000)
Unrealized (losses)/gains on available-for-sale securities	(21,964)	26,223	(16,691)
Foreign currency translation adjustment	333,000	(2,032,877)	934,934

Total other comprehensive (loss) income	348,036	(695,654)	393,243

Comprehensive (loss) income	$(609,852)	$1,542,460	$10,191,109

Basic net (loss) income per share:	$(0.11)	$.26	$1.16
Diluted net (loss) income per share:	$(0.11)	$.26	$1.15
Weighted Average Basic Shares Outstanding	8,531,073	8,508,497	8,448,612
Weighted Average Dilutive Shares Outstanding	8,531,073	8,518,613	8,495,873

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock

	Shares	Amount

BALANCE AT DECEMBER 31, 2010	8,422,890	$421,144	$34,491,370	$56,769,816	$(285,637)	$91,396,693
Net income				9,797,866		9,797,866
Issuance of common stock under Employee Stock Purchase Plan	10,308	515	151,761			152,276
Issuance of common stock to Employee Stock Ownership Plan	22,493	1,125	314,902			316,027
Issuance of common stock under Employee Stock Option Plan	9,000	450	72,450			72,900
Issuance of common stock under Executive Stock Plan	2,083	105	31,974			32,079
Tax benefit from non-qualified employee stock options			21,920			21,920
Share based compensation			448,896			448,896
Shareholder dividends ($0.60 per share)				(5,101,340)		(5,101,340)
Other comprehensive income					393,243	393,243

BALANCE AT DECEMBER 31, 2011	8,466,774	423,339	35,533,273	61,466,342	107,606	97,530,560

Net income				2,238,114		2,238,114
Issuance of common stock under Employee Stock Purchase Plan	13,849	692	171,078			171,770
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,807	506,391			508,198
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	84,983			85,583
Issuance of common stock under Executive Stock Plan	16,156	808	39,503			40,311
Tax benefit from non-qualified stock options			67,835			67,835
Share based compensation			302,964			302,964
Purchase of common stock	(70,028)	(3,501)	(301,509)	(452,941)		(757,951)
Shareholder dividends ($0.64 per share)				(5,496,336)		(5,496,336)
Other comprehensive loss					(695,654)	(695,654)

BALANCE AT DECEMBER 31, 2012	8,474,896	423,745	36,404,518	57,755,178	(588,048)	93,995,393

Net loss				(957,888)		(957,888)
Issuance of common stock under Employee Stock Purchase Plan	16,977	849	172,354			173,203
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Issuance of common stock under Non-Employee Stock Option Plan	15,000	750	109,500			110,250
Issuance of common stock under Executive Stock Plan	1,849	92	27,312			27,404
Tax benefit from non-qualified stock options			16,284			16,284
Share based compensation			(80,886)			(80,886)
Shareholder dividends ($0.64 per share)				(5,473,572)		(5,473,572)
Other comprehensive income					348,036	348,036

BALANCE AT DECEMBER 31, 2013	8,553,320	427,666	37,110,671	51,323,718	(240,012)	88,622,043

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(957,888)	$2,238,114	$9,797,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,184,830	2,133,511	2,100,735
Share based compensation	(80,886)	302,964	448,896
Deferred taxes	(317,727)	(631,626)	1,695,595
Impairment loss	5,849,853	—	1,271,986
Change in fair value of acquisition-related contingent consideration	(43,898)	85,501	—
Loss/(gain) on sale of assets	73,126	(62,630)	27,081
Excess tax benefit from share based payments	(16,284)	(67,835)	(21,920)
Changes in assets and liabilities net of effects from acquisitions:
Trade receivables	(8,207,253)	(189,775)	3,273,730
Inventories	4,647,916	(7,705,772)	(602,414)
Prepaid income taxes	732,618	1,776,601	(3,600,652)
Other assets	89,533	252,378	(78,349)
Accounts payable	(4,342,626)	4,819,481	(1,025,703)
Accrued compensation and benefits	994,012	(2,250,647)	751,925
Other accrued liabilities	71,293	(680,171)	395,133
Income taxes payable	96,704	(15,168)	(335,374)
Other	—	195,244	(32,022)

Net cash provided by operating activities	773,323	200,170	14,066,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,699,347)	(2,607,958)	(2,755,991)
Purchases of investments	(4,401,321)	(15,010,778)	(20,884,014)
Acquisition of business	—	—	(3,138,367)
Proceeds from the sale of fixed assets	82,078	198,109	22,555
Proceeds from the sale of investments	12,794,000	20,456,039	23,635,385

Net cash provided by (used in) investing activities	5,775,410	3,035,412	(3,120,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,099,087)	(6,734,466)	(5,064,811)
Mortgage principal payments	(457,464)	(427,345)	(399,209)
Proceeds from issuance of common stock	310,857	297,664	257,255
Excess tax benefit from stock based payments	16,284	67,835	21,920
Payment of contingent consideration related to acquisition	(161,060)	(370,096)	—
Purchase of common stock	—	(757,951)	—

Net cash used in financing activities	(4,390,470)	(7,924,359)	(5,184,845)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	31,145	42,779	(33,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,189,408	(4,645,998)	5,728,152

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,869,712	22,515,710	16,787,558

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,059,120	$17,869,712	$22,515,710

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,556,590	$87,343	$10,037,938
Interest paid	106,101	138,477	165,514
Dividends declared not paid	1,436,318	—	1,270,016
Acquisition costs in accrued liabilities	—	—	1,002,623

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2013, the Company had $20,059,000 in cash and cash equivalents. Of this amount, $5,752,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, commercial paper, and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2013. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated Comprehensive income below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,083,000, $2,030,000 and $2,058,000 for 2013, 2012 and 2011, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and Other Intangible Assets: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances at the end of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Based on the step one and step two analysis, considering Transition Networks’ reduced earnings and cash flow forecasts, the Company determined that Transition Networks’ goodwill was fully impaired and recorded a goodwill impairment for this segment of $5,850,000 in the third quarter of 2013.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2013 and 2012, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31

	2013	2012

Beginning balance	$590,000	$634,000
Amounts charged to expense	237,000	217,000
Actual warranty costs paid	(263,000)	(261,000)

Ending balance	$564,000	$590,000

Accumulated Other Comprehensive income: The components of accumulated other comprehensive income are as follows:

	December 31

	2013	2012

Minimum pension liability	$1,796,000	$1,759,000
Unrealized gain on available-for-sale investments	2,000	24,000
Foreign currency translation	(2,038,000)	(2,371,000)

	$(240,000)	$(588,000)

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $2,760,000 in 2013, $2,304,000 in 2012 and $2,045,000 in 2011.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and unvested shares, which resulted in a dilutive effect of 10,116 shares and 47,261 shares in 2012 and 2011, respectively. Due to the net loss in 2013, there was no dilutive impact from stock options or unvested shares. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2013, 2012, and 2011 was 0, 80,290 and 0, respectively.

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

NOTE 2 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2013 and December 31, 2012:

		December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965	$5,751,965	$		$

Subtotal	5,751,965	—	—	5,751,965	5,751,965		—		—

Investments:
Certificates of deposit	4,024,031	687	(4,992)	4,019,726	239,904		2,582,502		1,197,320
Corporate Notes/Bonds	5,861,162	22,830	(522)	5,883,470	—		3,159,812		2,723,658

Subtotal	9,885,193	23,517	(5,514)	9,903,196	239,904		5,742,314		3,920,978

Total	$15,637,158	$23,517	$(5,514)	$15,655,161	$5,991,869		$5,742,314		$3,920,978

		December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788	$5,497,788	$		$

Subtotal	5,497,788	—	—	5,497,788	5,497,788		—		—

Investments:
Certificates of deposit	8,157,749	3,727	(1,945)	8,159,531	—		7,258,768		900,763
Corporate Notes/Bonds	8,241,327	35,364	(914)	8,275,777	—		3,800,143		4,475,634
Commercial Paper	1,638,892	3,735	—	1,642,627	—		1,642,627		—

Subtotal	18,037,968	42,826	(2,859)	18,077,935	—		12,701,538		5,376,397

Total	$23,535,756	$42,826	$(2,859)	$23,575,723	$5,497,788		$12,701,538		$5,376,397

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of December 31, 2013 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of December 31, 2013.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2013:

	Amortized Cost	Estimated Market Value

Due within one year	$5,730,052	$5,982,218
Due after one year through five years	3,915,131	3,920,978

	$9,645,183	$9,903,196

The Company did not recognize any gross realized gains and gross realized losses were immaterial during the years ending December 31, 2013 and 2012, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31

	2013	2012

Finished goods	$18,733,636	$21,252,143
Raw and processed materials	10,378,020	12,500,567

	$29,111,656	$33,752,710

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated useful life	December 31

		2013	2012

Land		$3,116,177	$3,135,351
Buildings and improvements	7-40 years	8,527,594	8,858,976
Machinery and equipment	3-15 years	25,408,221	23,247,888
Furniture and fixtures	5-10 years	4,041,884	3,644,306
Construction in progress		617,708	1,546,732

		41,711,584	40,433,253
Less accumulated depreciation		(26,770,092)	(25,958,340)

		$14,941,492	$14,474,913

NOTE 5 – ACQUISITION

On July 27, 2011, the Company acquired Patapsco Designs Limited of the UK (“Patapsco”). The purchase price totals $5,094,000, with cash acquired totaling $862,000. The purchase price included initial consideration of $3,271,000, deferred consideration of $466,000 to be paid out no later than 18 months from the acquisition date, $656,000 in working capital adjustments, and $701,000 in contingent consideration. The Company agreed to pay consideration up to $818,000 contingent upon the Patapsco business meeting gross margin and other non-financial targets, with the consideration to be paid out no later than two and a half years from the acquisition date. Although the maximum contingent consideration was $818,000, the Company had recognized $701,000 as the estimated fair value of the contingent consideration at the date of acquisition. This contingent consideration was calculated based on the exchange rate at the date of acquisition and actual payments may differ based on fluctuations in the exchange rate between the dollar and the pound. At December 31, 2013, the Company has estimated liabilities of $559,000 related to outstanding consideration payments.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 by segment are as follows:

	Suttle	Transition Networks	Total

January 1, 2012	$—	$5,990,571	$5,990,571

Foreign currency translation	—	(33,637)	(33,637)
			—

December 31, 2012	$—	5,956,934	5,956,934

January 1, 2013	$—	$5,956,934	$5,956,934

Impairment loss	—	(5,849,853)	(5,849,853)
Foreign currency translation	—	(107,081)	(107,081)

December 31, 2013	$—	$—	$—

Gross goodwill	1,271,986	$5,849,853	$7,121,839
Accumulated impairment loss	(1,271,986)	(5,849,853)	(7,121,839)

Balance at December 31, 2013	$—	$—	$—

During the quarter ended September 30, 2013, due to the loss of key personnel and the continued decline in year-over-year revenues due primarily to continued slowdown in domestic government spending as well as a decline in sales of its legacy products, management concluded that these events and circumstances were indicators to require us to perform an interim goodwill impairment analysis of our Transition Networks reporting unit. This analysis included the determination of the reporting unit’s fair value primarily using discounted cash flows modeling. Based on the step one and step two analysis, considering Transition Networks’ reduced earnings and cash flow forecasts, the Company determined that Transition Networks’ goodwill was fully impaired and recorded a goodwill impairment for this segment of $5,850,000. This analysis was the result of a level 3 fair value measurement.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2013

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(17,262)	(10,545)	53,978
Customer relationships	490,707	(72,500)	(43,105)	375,102
Technology	228,996	(67,667)	(42,066)	119,263

	801,488	(157,429)	(95,716)	548,343

	December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(16,346)	(1,018)	64,421
Customer relationships	490,707	(68,652)	(6,108)	415,947
Technology	228,996	(64,075)	(2,850)	162,071

	801,488	(149,073)	(9,976)	642,439

Amortization expense on these identifiable intangible assets was $102,000 and $103,000 in 2013 and 2012, respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2014	$104,000
2015	104,000
2016	86,000
2017	59,000
2018	55,000

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2013, 2012 and 2011 were $457,000, $471,000, and $479,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintains defined benefit pension plans that cover approximately two active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2013 and 2012:

	2013	2012

Change in benefit obligation:
Benefit obligation at the beginning of the year	$5,675,000	$5,150,000
Service cost	5,000	275,000
Interest cost	186,000	244,000
Participant contributions	0	0
Augmentations	211,000	0
Actuarial (gains)/losses	(198,000)	325,000
Benefits paid	(293,000)	(552,000)
Changes due to plan settlement	(2,363,000)	0
Foreign currency gains	117,000	233,000

Benefit obligation at the end of the year	3,340,000	5,675,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,547,000	6,056,000
Actual return on plan assets	343,000	(289,000)
Employer contributions	297,000	58,000
Participant contributions	0	0
Benefits paid	(293,000)	(552,000)
Changes due to plan settlement	(2,363,000)	0
Foreign currency losses	114,000	274,000

Fair value of plan assets at end of year	3,645,000	5,547,000

Funded status at end of year – net asset /(liability)	$305,000	$(128,000)

Weighted average assumptions used to determine net periodic pension costs:
Discount rate	4.6%	4.3%
Expected return on assets	5.5%	5.1%

The plans are funded through UK government gilts and an insurance contract both recorded in the financial statements at fair value. The related amounts for each of these investments were $3,645,000 and $0 as of December 31, 2013 and were determined to be level 2 and level 3 investments, respectively. The related amounts for each of these investments were $3,517,000 and $2,030,000 as of December 31, 2012 and were determined to be level 2 and level 3 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active. Level 3 investments are valued based on significant unobservable inputs.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2013.

The Company expects to make contributions of $49,000 to the plan in 2014.

The Company estimates its future pension benefit payments will be as follows:

2014	$414,000
2015	148,000
2016	119,000
2017	261,000
2018	236,000
2019 thru 2023	1,411,000

Components of the Company’s net periodic pension costs are:

	2013	2012	2011

Service cost	$5,000	$275,000	$36,000
Interest cost	186,000	244,000	240,000
Expected return on assets	(229,000)	(262,000)	(267,000)
Amortization of prior service cost	211,000	—	46,000

Net periodic pension cost	$173,000	$257,000	$55,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $409,000, $443,000 and $421,000 in 2013, 2012 and 2011 respectively. At December 31, 2013, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2014	$287,000
2015	224,000
2016	82,000

$593,000

Long-term debt: The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. The outstanding balance on the mortgage was $1,118,000 at December 31, 2013. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2014	490,000
2015	524,000
2016	104,000

Line of credit: The Company has a $10,000,000 line of credit from Wells Fargo Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2013 and 2012 and the entire credit line is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at December 31, 2013). The credit agreement expires October 31, 2014 and is secured by assets of the Company. Our credit agreement contains financial covenants including current ratio, net income, and tangible net worth minimums. The Company was in compliance with all financial covenants as of December 31, 2013.

As of December 31, 2013, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan. The plan provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company accrued (income)/expense of $ (124,000), $ (16,000) and $286,000 in 2013, 2012 and 2011, respectively. Accrual balances for long-term compensation plans at December 31, 2013 and 2012 were $199,000 and $350,000, respectively. Awards paid were $27,000 in 2013, $1,657,000 in 2012 and $0 in 2011. Awards for the 2010 to 2013 and the 2011 to 2013 cycles will be paid out 50% in cash and 50% in stock, awards for the 2012 to 2014 cycles will be paid out 25% in cash and 75% in stock and awards for the 2013 to 2015 cycles will be paid out 100% in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote below.

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

During 2013, the Company granted restricted stock units totaling 30,344 units to the Company’s seven non-employee directors with the restricted stock units issued to each director having a value of $40,000 based on the closing price of the Company’s stock on May 21, 2013. These restricted stock units vest after one year and are issued as stock after another year.

At December 31, 2013, 623,250 shares remained available for future issuance under the 2011 Incentive Plan.

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

At December 31, 2013 after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 84,718 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2013.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, Director Plan and Stock Plan during the three years ended December 31, 2013.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term

Outstanding – December 31, 2010	162,000	$9.49	5.33 years
Awarded	96,250	14.16
Exercised	(9,000)	8.10
Forfeited	(12,430)	11.23

Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	(12,000)	7.13
Forfeited	(5,890)	10.58

Outstanding – December 31, 2012	311,153	$12.05	4.99 years
Awarded	169,550	10.19
Exercised	(15,000)	7.35
Forfeited	(156,264)	11.25

Outstanding – December 31, 2013	309,439	11.66	4.13 years

Excercisable at December 31, 2013	231,586	$11.73	3.58 years
Expected to vest December 31, 2013	309,439	11.66	4.13 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31

	2013	2012	2011

Expected volatility	31.8%	31.2%	27.7%
Risk free interest rate	2.1%	2.3%	3.4%
Expected holding period	6 years	6 years	6 years
Dividend yield	6.3%	4.6%	4.2%

Total unrecognized compensation expense was $67,000, $161,000, and $102,000 for the years ending December 31, 2013, 2012 and 2011, respectively, which is expected to be recognized over the next 2.8 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $183,000 based on the Company’s stock price at December 31, 2013. The intrinsic value of options exercised during the year was $38,000, $59,000 and $61,000 in 2013, 2012 and 2011, respectively. Net cash proceeds from the exercise of all stock options were $110,000, $86,000 and $73,000 for 2013, 2012 and 2011, respectively. The following table summarizes the status of stock options outstanding at December 31, 2013:

Range of Exercise Prices	Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price

$7.13 to $8.64	15,000	0.3 years	$8.28
$8.65 to $9.99	33,000	4 years	9.67
$10.00 to $12.00	137,250	4.6 years	10.64
$12.01 to $14.50	124,189	4.1 years	13.73

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $14,000, $21,000 and $22,000 in 2013, 2012 and 2011 respectively. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2010 to December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value

Outstanding – December 31, 2010	—	$—
Granted	105,836	15.15
Vested	(2,657)	15.40
Forfeited	(31,330)	15.27

Outstanding – December 31, 2011	71,849	15.14
Granted	105,698	13.49
Vested	—	—
Forfeited	(16,757)	13.95

Outstanding – December 31, 2012	160,790	14.16
Granted	222,654	10.08
Vested	(1,849)	14.82
Forfeited	(181,455)	12.11

Outstanding – December 31, 2013	200,140	11.47

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2013 and 2012, the total unrecognized compensation expense related to the deferred stock shares was $74,000 and $297,000, respectively and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2011 to December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value

Outstanding – December 31, 2011	—	$—
Granted	25,879	10.82
Vested	—	—
Forfeited	—	—

Outstanding – December 31, 2012	25,879	10.82
Granted	31,354	10.05
Vested	—	—
Forfeited	(4,040)	9.90

Outstanding – December 31, 2013	53,193	10.44

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2013 and 2012, the total unrecognized compensation expense related to the restricted stock units was $11,000 and $16,000, respectively and is expected to be recognized over a weighted-average period of 0.4 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation (income)/expense recognized for 2013, 2012 and 2011 was $ (81,000), $303,000 and $449,000 before income taxes and $ (53,000), $197,000 and $292,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2013. The ESPP is considered compensatory under current rules. At December 31, 2013, after giving effect to the shares issued as of that date, 35,587 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years. At December 31, 2013, the ESOP held 558,397 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2013 ESOP contribution was $362,273 for which the Company issued 32,520 shares in March 2014. The 2012 ESOP contribution was $463,819 for which the Company issued 44,598 shares in 2013. The Company’s 2011 ESOP contribution was $508,198 for which the Company issued 36,145 shares of common stock to the ESOP in 2012.

NOTE 10 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2013, 411,910 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 11 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31

	2013	2012	2011

Currently payable income taxes:
Federal	$2,114,000	$1,669,000	$5,609,000
State	297,000	141,000	414,000
Foreign	(32,000)	(18,000)	103,000

	2,379,000	1,792,000	$6,126,000

Deferred income taxes (benefit):
Federal	$(303,000)	$(542,000)	$1,204,000
State	18,000	(33,000)	72,000
Foreign	(33,000)	(57,000)	420,000

	(318,000)	(632,000)	1,696,000

	$2,061,000	$1,160,000	$7,822,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax losses of $428,000, $419,000 and $1,474,000 in 2013, 2012 and 2011 respectively. At the end of 2013, Austin Taylor’s net operating loss carry-forward was $6,568,000. The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against the potential carry-forward benefit.

Patapsco operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Patapsco had pretax losses of $2,754,000 in 2013 respectively and pretax income of $316,000 and $55,000 in 2012 and 2011. Austin Taylor’s net operating loss provided group relief to Patapsco during 2012 and 2011. At the end of 2013, Patapsco net operating loss carry-forward was $90,000.

In 2007 Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had pretax income of $341,000, $36,000 and $24,000 in 2013, 2012 and 2011 respectively. At the end of 2013, Transition Networks China’s net operating loss carry-forward was $306,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

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

Suttle Costa Rica had pretax income of $152,000, $168,000 and $155,000 in 2013, 2012 and 2011 respectively. At the end of 2012, Suttle Costa Rica’s net operating loss carry-forward was $0.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31

	2013	2012	2011

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(5.4)	(1.5)	(0.3)
State income taxes, net of federal benefit	19.1	1.7	1.9
Foreign income taxes, net of foreign tax credits	3.3	(0.2)	4.7
Impairment of goodwill	116.2	—	2.5
Other nondeductible items	4.9	—	—
Effect of increase in uncertain tax positions	7.3	—	—
Other	6.4	(0.9)	0.6

Effective tax rate	186.8%	34.1%	44.4%

Deferred tax assets and liabilities as of December 31 related to the following:

	2013	2012

Deferred tax assets:
Allowance for doubtful accounts	$19,000	$25,000
Inventory	3,295,000	3,393,000
Accrued and prepaid expenses	502,000	530,000
Domestic net operating loss carry-forward	26,000	106,000
Long-term compensation plans	373,000	330,000
Nonemployee director stock compensation	243,000	200,000
Other stock compensation	111,000	176,000
State income taxes	75,000	69,000
Foreign net operating loss carry-forwards and credits	1,639,000	2,092,000

Gross deferred tax assets	6,283,000	6,921,000
Valuation allowance	(1,618,000)	(2,091,000)

Net deferred tax assets	4,665,000	4,830,000

Deferred tax liabilities
Depreciation	(1,668,000)	(1,439,000)
Intangible assets	(47,000)	(759,000)

Gross deferred tax liability	(1,715,000)	(2,198,000)

Total net deferred tax asset	$2,950,000	$2,632,000

As part of previous acquisitions, the Company purchased net operating loss carry-forwards in the amount of $3,790,000. At December 31, 2013, the Company had $75,000 remaining net operating loss carry-forwards for income tax purposes which expire in 2014. Utilization of net operating loss carry-forwards is limited to $228,000 per year in future years.

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

Changes in the Company’s unrecognized tax benefits are summarized as follows:

	2013	2012	2011

Unrecognized tax benefits – January 1	$153,000	$234,000	$270,000
Gross increases - tax positions in prior period	0	0	0
Gross decreases - tax positions in prior period	0	0	0
Gross increases - current period tax positions	158,000	0	7,000
Settlements	(5,000)	0	0
Expiration of statute of limitations	(66,000)	(81,000)	(43,000)

Unrecognized tax benefits – December 31, 2013	$240,000	$153,000	$234,000

Included in the balance of unrecognized tax benefits at December 31, 2013 are $323,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits could be reduced by $7,000 in the next twelve months due to statute of limitations expirations. The Company’s income tax liability accounts included accruals for interest and penalties of $161,000 at December 31, 2013. The Company’s 2013 income tax expense decreased by $7,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2010 tax year.

NOTE 12- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in foreign countries were approximately $1,225,000 and $1,067,000 at December 31, 2013 and 2012, respectively. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. Consolidated sales to U.S. customers were approximately 87%, 83% and 85% of sales from continuing operations in 2013, 2012 and 2011 respectively. In 2013, sales to one of JDL Technologies’ customers accounted for 17.5% of consolidated sales and one of Suttle’s customers accounted for 18.7% of consolidated sales. In 2012, sales to one of Transition Networks’ customers accounted for 10.6% of consolidated sales and one of Suttle’s customers accounted for 16.6% of consolidated sales. In 2011, sales to one of Transition Networks’ customers accounted for 22.8% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2013, 2012 and 2011 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
2013
Sales	$54,346,428	$43,856,640	$33,116,442	$—	$131,319,510
Cost of sales	38,534,823	21,438,115	26,448,044	—	86,420,982

Gross profit	15,811,605	22,418,525	6,668,398	—	44,898,528
Selling, general and administrative expenses	10,354,176	19,764,937	2,628,999	3,994,757	36,742,869
Impairment		5,849,853			5,849,853
Restructuring expense	—	514,714	—	634,725	1,149,439

Operating income (loss)	$5,457,429	$(3,710,979)	$4,039,399	$(4,629,482)	$1,156,367

Depreciation and amortization	$860,896	$755,094	$53,484	$515,356	$2,184,830

Capital expenditures	$1,215,394	$919,376	$46,014	$518,563	$2,699,347

Assets	$30,636,805	$29,440,438	$11,350,381	$32,105,117	$103,532,741

	Suttle	Transition Networks	JDL Technologies	Other	Total
2012
Sales	$45,030,184	$53,842,940	$5,376,530	$—	$104,249,654
Cost of sales	33,056,579	25,848,307	3,847,877	—	62,752,763

Gross profit	11,973,605	27,994,633	1,528,653	—	41,496,891
Selling, general and administrative expenses	9,370,737	22,106,199	2,183,798	4,440,039	38,100,773

Operating income (loss)	$2,602,868	$5,888,434	$(655,145)	$(4,440,039)	$3,396,118

Depreciation and amortization	$925,149	$815,259	$103,109	$289,994	$2,133,511

Capital expenditures	$1,167,495	$412,568	$36,891	$991,004	$2,607,958

Assets	$26,148,148	$35,851,189	$8,385,337	$42,149,971	$112,534,645

	Suttle	Transition Networks	JDL Technologies	Other	Total
2011
Sales	$39,924,484	$91,450,014	$12,400,553	$—	$143,775,051
Cost of sales	30,792,769	46,825,149	7,262,006	—	84,879,924

Gross profit	9,131,715	44,624,865	5,138,547	—	58,895,127
Selling, general and administrative expenses	8,217,766	23,730,729	1,982,353	6,177,373	40,108,221
Impairment	1,271,986				1,271,986

Operating income (loss)	$(358,037)	$20,894,136	$3,156,194	$(6,177,373)	$17,514,920

Depreciation and amortization	$946,256	$755,789	$106,622	$292,068	$2,100,735

Capital expenditures	$935,030	$1,028,941	$51,789	$740,231	$2,755,991

Assets	$27,914,301	$33,589,083	$1,844,572	$53,310,960	$116,658,916

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

Financial assets and liabilities measured at fair value as of December 31, 2013 and December 31, 2012, are summarized below:

	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965
Certificates of deposit		239,904		239,904

Subtotal	5,751,965	239,904	—	5,991,869

Short-term investments:
Certificates of deposit	—	2,582,502	—	2,582,502
Corporate Notes/Bonds	—	3,159,812	—	3,159,812

Subtotal	—	5,742,314	—	5,742,314

Long-term investments:
Certificates of deposit	—	1,197,320	—	1,197,320
Corporate Notes/Bonds	—	2,723,658	—	2,723,658

Subtotal	—	3,920,978	—	3,920,978

Current Liabilities:	—
Accrued Consideration	—	—	(558,801)	(558,801)

Subtotal	—	—	(558,801)	(558,801)

Total	$5,751,965	$9,903,196	$(558,801)	$15,096,360

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,497,788	$—	$—	$5,497,788

Subtotal	5,497,788	—	—	5,497,788

Short-term investments:
Certificates of deposit	—	7,258,768	—	7,258,768
Corporate Notes/Bonds		3,800,143		3,800,143
Commercial Paper		1,642,627		1,642,627

Subtotal	—	12,701,538	—	12,701,538

Long-term investments:
Certificates of deposit	—	900,763	—	900,763
Corporate Notes/Bonds		4,475,634		4,475,634

Subtotal	—	5,376,397	—	5,376,397

Current Liabilities:
Accrued Consideration	—	—	(770,041)	(770,041)

Subtotal	—	—	(770,041)	(770,041)

Total	$5,497,788	$18,077,935	$(770,041)	$22,805,682

The estimated fair value of remaining contingent consideration as of December 31, 2013 was $558,801, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during 2013 was due to $161,060 in payments, $6,282 in foreign currency gains, and $43,898 in gains included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

There were no transfers between levels during 2013 and 2012.

NOTE 14 – RESTRUCTURING CHARGES

During the year end December 31, 2013, the Company recorded $1,149,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment as well as severance and related benefits costs due to the elimination of certain corporate management positions. The Company paid $663,000 in restructuring charges during 2013 and had $486,000 in restructuring accruals recorded in accrued compensation and benefits at December 31, 2013 that is expected to be paid during 2014.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b) SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)
Unaudited

	Quarter Ended

	March 31	June 30	Sep 30	Dec 31

2013
Sales	$27,453	$31,937	$44,617	$27,313
Gross margins	9,776	11,528	13,623	9,972
Operating income (loss)	371	2,567	(1,696)	(86)
Net income (loss)	242	1,639	(2,036)	(803)

Basic net income (loss) per share	$0.03	$0.19	$(0.24)	$(0.09)
Diluted net income (loss) per share	$0.03	$0.19	$(0.24)	$(0.09)

2012
Sales	$24,244	$25,561	$28,688	$25,757
Gross margins	9,949	10,656	10,760	10,132
Operating income	130	1,358	1,707	201
Net income	55	972	1,119	92

Basic net income per share	$0.01	$0.11	$0.13	$0.01
Diluted net income per share	$0.01	$0.11	$0.13	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Operating Effectiveness of Accounting and Control Procedures. As a result of our evaluation, our management concluded that as of December 31, 2013, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its June 4, 2014 Annual Meeting of Shareholders (“2014 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2014 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2014 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2014 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2014 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 33 to 54 herein:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

          Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 61 through 64 of this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 14, 2014	/s/ Curtis A. Sampson

Curtis A. Sampson, Chairman of the Board of Directors, Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON and EDWIN C. FREEMAN as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/Curtis A. Sampson	Chairman of the Board of Directors,	March 14, 2014
Interim Chief Executive Officer and Director
Curtis A. Sampson

/s/Edwin C. Freeman	Vice President, Treasurer and	March 14, 2014
Chief Financial Officer (Principal Financial Officer)
Edwin C. Freeman

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 14, 2014
Accounting Officer)
Kristin A. Hlavka

/s/Randall D. Sampson	Director	March 14, 2014

Randall D. Sampson

/s/Luella G. Goldberg	Director	March 14, 2014

Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 14, 2014

Gerald D. Pint

/s/Roger H.D. Lacey	Director and Vice Chairman	March 14, 2014

Roger H.D. Lacey

/s/Jeffrey K. Berg	Director	March 14, 2014

Jeffrey K. Berg

/s/Richard A. Primuth	Director	March 14, 2014

Richard A. Primuth

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2013

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions from Reserves		Other Changes Add (Deduct)	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2013	$69,000	$23,000	$(23,000	)(A)	$0	$69,000

December 31, 2012	$175,000	$30,000	$(136,000	)(A)	$0	$69,000

December 31, 2011	$500,000	$91,000	$(416,000	)(A)	$0	$175,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2013

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2013

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

10.1.1

First Amendment to Credit Agreement and Waiver of Event of Default dated as of November 28, 2012 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association

Filed as Exhibit 10.1.1 to the Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.1.2

Second Amendment to Credit Agreement and Waiver of Event of Default dated as of November 14, 2013 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association

Filed herewith.

10.2		Revolving Line of Credit Note dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.3	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.3.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference

10.3.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference

10.4	*	1990 Employee Stock Purchase Plan, as amended and restated May 19, 2011	Filed as Exhibit 99.4 to the Form 8-K dated May 19, 2011 and incorporated herein by reference.

10.5	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.6	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.8	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Compensation Plan	Filed as Exhibit 99.3 to the Form 8-K dated May 19, 2011, and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

99.1		Press Release dated March 11, 2014	Filed herewith.

* Indicates compensatory plans

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2013

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission

21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included in signatures at page 58.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	§ 1350 Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.