Form 10-Q
period 2014-03-31
COMMUNICATIONS SYSTEMS INC
filed 2014-05-08
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2014
Common Stock, par value $.05 per share	NASDAQ	8,603,668

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31 2014	December 31 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,887,316	$20,059,120
Investments	5,322,407	5,742,314
Trade accounts receivable, less allowance for doubtful accounts of $52,000 and $69,000, respectively	16,219,261	22,902,323
Inventories	29,854,972	29,111,656
Prepaid income taxes	1,607,199	1,381,502
Other current assets	708,943	716,784
Deferred income taxes	3,639,000	3,758,750
TOTAL CURRENT ASSETS	75,239,098	83,672,449

PROPERTY, PLANT AND EQUIPMENT, net	15,471,049	14,941,492
OTHER ASSETS:
Investments	9,477,784	3,920,978
Funded pension assets	220,438	305,028
Other assets	664,833	692,794
TOTAL OTHER ASSETS	10,363,055	4,918,800
TOTAL ASSETS	$101,073,202	103,532,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$498,115	$489,706
Accounts payable	5,751,527	4,894,869
Accrued compensation and benefits	2,569,710	3,927,728
Accrued consideration	—	558,801
Other accrued liabilities	1,663,976	1,765,428
Dividends payable	1,454,417	1,436,318
TOTAL CURRENT LIABILITIES	11,937,745	13,072,850
LONG TERM LIABILITIES:
Uncertain tax positions	406,250	400,846
Deferred income taxes	780,792	809,179
Long-term debt - mortgage payable	500,096	627,823
TOTAL LONG-TERM LIABILITIES	1,687,138	1,837,848
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,600,247 and 8,553,320 shares issued and outstanding, respectively	430,012	427,666
Additional paid-in capital	37,545,498	37,110,671
Retained earnings	49,796,504	51,323,718
Accumulated other comprehensive loss	(323,695)	(240,012)
TOTAL STOCKHOLDERS’ EQUITY	87,448,319	88,622,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,073,202	$103,532,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31
	2014	2013
Sales	$25,198,406	$27,452,731
Costs and expenses:
Cost of sales	16,210,390	17,676,804
Selling, general and administrative expenses	9,002,112	9,405,150
Restructuring expense	237,838	—
Total costs and expenses	25,450,340	27,081,954
Operating (loss) income	(251,934)	370,777
Other (expenses) and income:
Investment and other income	5,960	87,291
Gain/(loss) on sale of assets	5,740	(47,262)
Interest and other expense	(24,655)	(29,386)
Other (expense) income, net	(12,955)	10,643
(Loss) income from operations before income taxes	(264,889)	381,420
Income tax (benefit) expense	(124,306)	139,061
Net (loss) income	(140,583)	242,359
Other comprehensive loss, net of tax:
Additional minimum pension liability adjustments	(87,343)	(205,815)
Unrealized losses on available-for-sale securities	(22,890)	(12,078)
Foreign currency translation adjustment	26,550	(343,154)
Total other comprehensive loss	(83,683)	(561,047)
Comprehensive loss	$(224,266)	$(318,688)

Basic net (loss) income per share:	$(0.02)	$0.03
Diluted net (loss) income per share:	$(0.02)	$0.03
Weighted Average Basic Shares Outstanding	8,565,426	8,486,533
Weighted Average Dilutive Shares Outstanding	8,565,426	8,496,318
Dividends declared per share	$0.16	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2013	8,553,320	$427,666	$37,110,671	$51,323,718	$(240,012)	$88,622,043
Net loss				(140,583)		(140,583)
Issuance of common stock under Employee Stock Purchase Plan	3,153	158	34,966			35,124
Issuance of common stock to Employee Stock Ownership Plan	32,520	1,626	360,647			362,273
Issuance of common stock under Executive Stock Plan	11,254	562	0			562
Tax deficit from stock based payments			(9,067)			(9,067)
Share based compensation			48,281			48,281
Shareholder dividends				(1,386,631)		(1,386,631)
Other comprehensive loss					(83,683)	(83,683)
BALANCE AT MARCH 31, 2014	8,600,247	$430,012	$37,545,498	$49,796,504	$(323,695)	$87,448,319

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(140,583)	$242,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	560,622	485,793
Share based compensation	48,281	177,167
Deferred taxes	91,364	(89,101)
Change in fair value of acquisition-related contingent consideration	—	27,231
(Gain)/loss on sale of assets	(5,740)	47,262
Excess tax deficit from share-based payments	9,067	—
Changes in assets and liabilities:
Trade receivables	6,686,463	(3,707,328)
Inventories	(733,914)	(3,309,289)
Prepaid income taxes	(225,644)	111,201
Other assets	14,645	(137,257)
Accounts payable	617,539	(1,229,882)
Accrued compensation and benefits	(996,144)	(350,808)
Other accrued liabilities	(98,905)	255,243
Income taxes payable	(3,663)	(5,499)
Net cash provided by (used in) operating activities	5,823,388	(7,482,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(823,633)	(479,129)
Purchases of investments	(6,539,789)	(2,932,571)
Proceeds from the sale of fixed assets	5,740	24,971
Proceeds from the sale of investments	1,380,000	4,115,000
Net cash (used in) provided by investing activities	(5,977,682)	728,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,368,532)	—
Mortgage principal payments	(119,318)	(111,462)
Proceeds from issuance of common stock	35,686	43,940
Excess tax deficit from share-based payments	(9,067)	—
Payment of contingent consideration related to acquisition	(565,647)	(161,060)
Net cash used in financing activities	(2,026,878)	(228,582)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	9,368	(61,953)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,171,804)	(7,045,172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,059,120	17,869,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,887,316	$10,824,540

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$14,613	$116,297
Interest paid	18,405	26,261
Dividends declared not paid	1,454,417	1,363,795
Capital expenditures in accounts payable	237,330	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2014 and the related condensed consolidated statements of (loss) income and comprehensive (loss) income, and the condensed consolidated statements of cash flows for the periods ended March 31, 2014 and 2013 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended March 31, 2014 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income, net of tax, are as follows:

	March 31	December 31
	2014	2013
Foreign currency translation	$(2,011,000)	$(2,038,000)
Unrealized (loss)/gain on available-for-sale investments	(21,000)	2,000
Pension liability adjustment	1,708,000	1,796,000
	$(324,000)	$(240,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$6,618,007	$—	$—	$6,618,007	$6,618,007	$		$
Subtotal	6,618,007	—	—	6,618,007	6,618,007		—		—

Investments:
Certificates of deposit	4,564,372	1,248	(5,960)	4,559,660	240,008		1,920,119		2,399,533
Corporate Notes/Bonds	10,480,714	19,520	(19,695)	10,480,539	—		3,402,288		7,078,251
Subtotal	15,045,086	20,768	(25,655)	15,040,199	240,008		5,322,407		9,477,784

Total	$21,663,093	$20,768	$(25,655)	$21,658,206	$6,858,015		$5,322,407		$9,477,784

	December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965	$5,751,965	$		$
Subtotal	5,751,965	—	—	5,751,965	5,751,965		—		—

Investments:
Certificates of deposit	4,024,031	687	(4,992)	4,019,726	239,904		2,582,502		1,197,320
Corporate Notes/Bonds	5,861,162	22,830	(522)	5,883,470	—		3,159,812		2,723,658
Subtotal	9,885,193	23,517	(5,514)	9,903,196	239,904		5,742,314		3,920,978

Total	$15,637,158	$23,517	$(5,514)	$15,655,161	$5,991,869		$5,742,314		$3,920,978

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2014 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2014.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2014:

	Amortized Cost	Estimated Market Value

Due within one year	$5,555,124	$5,562,415
Due after one year through five years	9,489,962	9,477,784
	$15,045,086	$15,040,199

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending March 31, 2014 and 2013, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2014. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2014, after giving effect to the shares issued as of that date, 32,434 shares remain available for purchase under the ESPP.

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

During 2014, stock options covering 134,271 shares were awarded to key executive employees, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 43,330 shares to key employees during 2014 under the Company’s long-term incentive plan that vest over three years with the first vesting period at March 28, 2015.

At March 31, 2014, 456,212 shares remained available for future issuance under the 2011 Incentive Plan.

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

No options were granted under the Director Plan in 2013 or 2014. The Director Plan was amended as of May 19, 2011 to prohibit option grants in 2011 and future years.

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

At March 31, 2014, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 60,598 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2014.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2013 to March 31, 2014:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2013	309,439	$11.66	4.13
Awarded	134,271	12.97
Exercised	—	—
Forfeited	(20,293)	13.78
Outstanding – March 31, 2014	423,417	11.97	4.84

Excercisable at March 31, 2014	235,135	$11.57	3.45
Expected to vest March 31, 2014	423,417	11.97	4.84

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2014 was $480,000. The intrinsic value of all options exercised during the three months ended March 31, 2014 was $0. Net cash proceeds from the exercise of all stock options were $0 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2013 to March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	200,140	$11.47
Granted	47,330	12.53
Vested	(11,254)	15.15
Forfeited	(7,136)	10.99
Outstanding – March 31, 2014	229,080	11.53

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2013 to March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	53,193	$10.44
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding – March 31, 2014	53,193	10.44

Compensation Expense

Share-based compensation expense recognized for the three-month period ended March 31, 2014 was $48,000 before income taxes and $31,000 after income taxes. Share-based compensation expense recognized for the three-month period ended March 31, 2013 was $177,000 before income taxes and $115,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,010,000 at March 31, 2014 and is expected to be recognized over a weighted-average period of 3.2 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the three month periods ended March 31, 2014 and 2013 were $ (9,000) and $0, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31	December 31
	2014	2013
Finished goods	$19,342,657	$18,733,636
Raw and processed materials	10,512,315	10,378,020
	$29,854,972	$29,111,656

NOTE 5 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(31,649)	1,399	51,535
Customer relationships	490,707	(132,923)	8,397	366,181
Technology	228,996	(124,062)	3,919	108,853
	801,488	(288,634)	13,715	526,569

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(17,262)	(10,545)	53,978
Customer relationships	490,707	(72,500)	(43,105)	375,102
Technology	228,996	(67,667)	(42,066)	119,263
	801,488	(157,429)	(95,716)	548,343

Amortization expense on these identifiable intangible assets was $27,000 and $25,000 in 2014 and 2013, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the three-month periods ended March 31, 2014 and 2013, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2014	2013
Beginning balance	$564,000	$590,000
Amounts charged to expense	12,000	90,000
Actual warranty costs paid	(50,000)	(123,000)
Ending balance	$526,000	$557,000

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

At March 31, 2014 there was $327,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2010-2012 remain open to examination by the Internal Revenue Service and the years 2009-2012 remain open to examination by various state tax departments. The tax years from 2010-2012 remain open in Costa Rica.

The Company’s effective income tax rate was 46.9% for the first three months of 2014. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges for uncertain income tax positions. The effect of the foreign operations is an overall rate increase of approximately 9.9% for the three months ended March 31, 2014. There were no additional uncertain tax positions identified in the first three months of 2014. The Company’s effective income tax rate for the three months ended March 31, 2013 was 36.5%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

NOTE 9 – SEGMENT INFORMATION

Effective January 1, 2014, the Company realigned the financial reporting for its business units. As a result of this realignment, all corporate general and administrative expenses that were previously categorized as “Other” are now included within the business unit level as fully allocated costs. The Company classifies its businesses into three segments as follows:

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

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues. In order to conform to the 2014 presentation, the Company has reclassified the previously non-allocated Corporate expenses within the business segments.

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended March 31, 2014
Sales	$12,882,331	$9,749,381	$2,566,694	$—	$25,198,406
Cost of sales	9,392,136	5,042,970	1,775,284	—	16,210,390
Gross profit	3,490,195	4,706,411	791,410	—	8,988,016
Selling, general and administrative expenses	3,137,649	5,179,759	684,704	—	9,002,112
Restructuring expense		237,838	—		237,838
Operating income (loss)	$352,546	$(711,186)	$106,706	$—	$(251,934)

Depreciation and amortization	$293,171	$230,714	$36,737	$—	$560,622

Capital expenditures	$626,911	$107,413	$9,756	$79,553	$823,633

Assets	$32,608,313	$27,092,762	$6,346,670	$35,025,457	$101,073,202

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended March 31, 2013
Sales	$12,412,188	$10,813,121	$4,227,422	$—	$27,452,731
Cost of sales	9,096,683	5,092,291	3,487,830	—	17,676,804
Gross profit	3,315,505	5,720,830	739,592	—	9,775,927
Selling, general and administrative expenses	2,628,244	6,044,659	732,247	—	9,405,150
Operating income (loss)	$687,261	$(323,829)	$7,345	$—	$370,777

Depreciation and amortization	$243,353	$210,954	$31,486	$—	$485,793

Capital expenditures	$164,402	$131,354	$15,361	$168,012	$479,129

Assets	$26,834,977	$31,484,025	$14,551,382	$38,199,216	$111,069,600

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three-months ended March 31, 2014 and 2013 were:

	Three Months Ended March 31
	2014	2013
Service cost	$1,000	$65,000
Interest cost	39,000	57,000
Expected return on assets	(49,000)	(62,000)
Net periodic pension (benefit) cost	$(9,000)	$60,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 0 and 9,785 shares for the three-months ended March 31, 2014 and 2013, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net loss in 2014, there was no dilutive impact from stock options or unvested shares. Options totaling 116,290 were excluded from the calculation of diluted earnings per share for the three-months ended March 31, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 323,236 shares were not included for the three-month period ended March 31, 2013 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013, are summarized below:

	March 31, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,618,007	$—	$—	$6,618,007
Certificates of deposit		240,008		240,008
Subtotal	6,618,007	240,008	—	6,858,015

Short-term investments:
Certificates of deposit	—	1,920,119	—	1,920,119
Corporate Notes/Bonds	—	3,402,288	—	3,402,288
Subtotal	—	5,322,407	—	5,322,407

Long-term investments:
Certificates of deposit	—	2,399,533	—	2,399,533
Corporate Notes/Bonds	—	7,078,251	—	7,078,251
Subtotal	—	9,477,784	—	9,477,784

Total	$6,618,007	$15,040,199	$—	$21,658,206

	December 31, 2013

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965
Certificates of deposit		239,904		239,904
Subtotal	5,751,965	239,904	—	5,991,869

Short-term investments:
Certificates of deposit	—	2,582,502	—	2,582,502
Corporate Notes/Bonds	—	3,159,812	—	3,159,812
Subtotal	—	5,742,314	—	5,742,314

Long-term investments:
Certificates of deposit	—	1,197,320	—	1,197,320
Corporate Notes/Bonds	—	2,723,658	—	2,723,658
Subtotal	—	3,920,978	—	3,920,978

Current Liabilities:
Accrued Consideration	—	—	(558,801)	(558,801)
Subtotal	—	—	(558,801)	(558,801)

Total	$5,751,965	$9,903,196	$(558,801)	$15,096,360

The change in the estimated contingent consideration during the three months was due to $565,647 in payments and $6,846 in foreign currency gains.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2014.

NOTE 13 – RESTRUCTURING CHARGES

During the three-months ended March 31, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. We expect the facility to be completely closed in the second quarter of 2014. The Company paid $421,000 in restructuring charges during the first quarter of 2014 and had $303,000 in restructuring accruals recorded in accrued compensation and benefits at March 31, 2014 that are expected to be paid during 2014.

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

2014 First Quarter Highlights

•

Consolidated 2014 first quarter sales decreased 8% to $25.2 million from $27.5 million in the 2013 first quarter, due to a decline in revenues at its Transition Networks and JDL Technologies business units.

•

The Company incurred an operating loss of $252,000 in the 2014 first quarter compared to operating income of $371,000 in the 2013 first quarter and incurred a net loss of $141,000, or ($0.02) per diluted share, in the 2014 first quarter compared to net income of $242,000, or $0.03 per diluted share, in the 2013 first quarter.

•

Suttle sales increased 4% to $12.9 million in the 2014 first quarter from $12.4 million in the 2013 first quarter. This represented the eleventh consecutive quarter in which Suttle posted increased sales as compared to the corresponding quarter in the prior year.

•

In March 2014, we announced a multi-million dollar, three-year contract to supply Suttle’s new FutureLink™ Intelligent Wall Plate System to a major US communications service provider. This intelligent wall plate is designed to significantly improve home connectivity on both copper and fiber networks.

•

Transition Networks’ sales decreased 10% to $9.7 million in the first quarter of 2014 compared to $10.8 million in the comparable 2013 quarter, due primarily to weakness in our international markets. Our North American sales increased 3%.

•

JDL Technologies’ sales decreased 39% to $2.6 million in the first quarter of 2014 compared to $4.2 million in 2013, as JDL completed work related to the Miami-Dade County Public School District district’s “Bringing Wireless to the Classroom” initiative.

•

Cash, cash equivalents, and long and short-term investments increased by $3.0 million during the first quarter to $32.7 million as JDL collected a significant amount of the receivables from its South Florida school district customers. At March 31, 2014 the Company had positive working capital of $63.3 million.

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

General Risks and Uncertainties;

•	The success of the holding company restructuring plan that we implemented in September 2013;

•	the ability of the CSI parent to oversee the Company’s core enterprise function in an efficient and cost-effective manner;

•	the ability of our three business units to operate profitably; and

•	the continuing worldwide financial downturn and sluggish economic conditions in certain market segments.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to major communication service providers;

•	Suttle’s ability to continue to introduce and sell new G.hn products and fiber-to-the-home products; and

•	the continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets;

•	Transition Networks’ ability to profitably penetrate certain international markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school districts;

•	JDL’s ability to profitably expand outside its South Florida education market; and

•	JDL’s ability to establish and maintain a productive and efficient workforce in light of revenues that have fluctuated significantly from period to period.

In addition, the Company will discuss other factors from time to time in its filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2014 Compared to
Three Months Ended March 31, 2013

Consolidated sales decreased 8% in 2014 to $25,198,000 compared to $27,453,000 in 2013. Consolidated operating income in 2014 decreased to an operating loss of $252,000 compared to operating income of $371,000 in the first quarter of 2013. Net income in 2014 decreased to a net loss of $141,000 or $(0.02) per share compared to net income of $242,000 or $0.03 per share in the first quarter of 2013.

Method of Presentation

Effective January 1, 2014, the Company realigned the financial reporting for its business units to reflect its move to a holding company business structure that supports self-sustaining business units and to provide increased focus on opportunities to cut indirect corporate charges. As a result of this realignment, all corporate general and administrative expenses that were previously categorized as “Other” in Company financial statements are now included within the business unit level as fully allocated costs in this Form 10-Q. The Company has reclassified its 2013 results to conform to this new format.

Suttle Results

Suttle sales increased 4% in the first quarter of 2014 to $12,882,000 compared to $12,412,000 in the same period of 2013 due to revenue generated from new FTTx (fiber to the home or node) product platforms. Sales by customer groups in the first quarter of 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Communication service providers	$10,758,000	$9,395,000
Distributors	1,440,000	1,577,000
International	678,000	1,312,000
Other	6,000	128,000
	$12,882,000	$12,412,000

Suttle’s sales by product groups in first quarter of 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$3,214,000	$3,349,000
Structured cabling products	7,276,000	5,705,000
DSL products	1,173,000	2,140,000
FTTx products	1,194,000	910,000
Other products	25,000	308,000
	$12,882,000	$12,412,000

Sales to the major communication service providers increased 15% in 2014 due to increased high-speed copper and fiber deployments by two of our largest customers. Sales to major communication service providers accounted for 84% of Suttle’s sales in the first quarter of 2014 compared to 76% of sales in 2013. Sales to distributors decreased 9% in 2014 due to weaker demand for structured cabling products used in new multi-dwelling unit construction. This customer segment accounted for 11% and 13% of sales in the first quarters of 2014 and 2013, respectively. International sales decreased 48% and accounted for 5% of Suttle’s first quarter 2014 sales, due to a reduction in revenue from Austin Taylor legacy products, in part due to the Company’s termination of a non-profitable OEM contract.

Sales of structured cabling products increased 28%. Sales of DSL products decreased 45% and modular connecting products sales decreased 4% due to shifts in technology.

Suttle’s gross margin increased 5% in the first quarter of 2014 to $3,490,000 compared to $3,316,000 in the same period of 2013. Gross margin as a percentage of sales remained stable at 27%. Selling, general and administrative expenses increased 19% to $3,138,000 in the first quarter of 2014 compared to $2,628,000 in the same period in 2013 due to investment and recruitment of expertise in sales, technology, product management, and engineering. Suttle’s operating income was $353,000 in the first quarter of 2014 compared to $687,000 in 2013.

Transition Networks Results

Transition Networks sales decreased 10% to $9,749,000 in the first quarter of 2014 compared to $10,813,000 in 2013 due primarily to weakness in our international markets. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2014	2013
North America	$6,897,000	$6,700,000
Europe, Middle East, Africa (“EMEA”)	1,205,000	1,496,000
Rest of World	1,647,000	2,617,000
	$9,749,000	$10,813,000

The following table summarizes Transition Networks’ 2014 and 2013 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$6,262,000	$7,462,000
Ethernet switches	933,000	1,067,000
Ethernet adapters	839,000	729,000
Other products	1,715,000	1,555,000
	$9,749,000	$10,813,000

Sales in North America increased 3% or $197,000. International sales decreased $1,261,000, or 31%, due to weakness with several international customers, mainly in southeast Asia, Brazil, and northern Europe. Sales of media converters decreased 16% or $1,200,000 due to continued competitive pressures and delays in new product introduction.

Gross margin on first quarter Transition Networks’ sales decreased 18% to $4,706,000 in 2014 from $5,721,000 in 2013. Gross margin as a percentage of sales decreased to 48% in 2014 from 53% in 2013 due to unfavorable product mix and competitive prices. Selling, general and administrative expenses decreased 14% to $5,196,000 in 2014 compared to $6,045,000 in 2013 due to restructuring of certain go-to-market functions in the last three quarters of 2013 and higher ERP related expenses in the first quarter of 2013. Operating loss increased to $711,000 in 2014 compared to an operating loss of $324,000 in 2013.

JDL Technologies, Inc. Results

JDL Technologies, Inc. sales decreased 39% to $2,567,000 in the first quarter of 2014 compared to $4,227,000 in 2013.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$1,930,000	$697,000
Miami Dade County FL schools	99,000	3,167,000
All other	538,000	363,000
	$2,567,000	$4,227,000

Revenues earned in Broward County, Florida increased $1,233,000 or 177% in the first quarter of 2014 as compared to the 2013 first quarter due to the combination of a multi school network refresh that started in late 2013 and was completed in the first quarter of 2014 along with some key network core infrastructure upgrades during the first quarter. Revenues earned in Miami Dade County in the first quarters of both 2014 and 2013 are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district received federal funding under the E-Rate program to expand wireless connectivity for students and staff. This was completed in the first quarter of 2014. Revenue from JDL’s sales to small and medium sized commercial businesses (SMBs) increased by 48% to $538,000 as a result of JDL’s continued successful marketing and sales efforts.

JDL gross margin increased 7% to $791,000 in the first quarter of 2014 compared to $740,000 in the same period in 2013. Gross margin as a percentage of sales increased to 31% in 2014 from 17% in 2013 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service. Selling, general and administrative expenses decreased 6% in 2014 to $685,000 compared to $732,000 in 2013. JDL reported operating income of $107,000 in the first quarter of 2014 compared to $7,000 in the same period of 2013.

Because federal and local funding for investments in IT infrastructure and services for K-12 schools varies substantially from year to year, JDL has experienced large swings in its quarterly and annual revenues. We expect this volatility in JDL’s revenues to continue in 2014 and future years. Based on recent indications from the federal government, we anticipate that there will not be sufficient funds in the E-Rate program to complete all the projects in our South Florida market that we anticipated this year. There may still be additional federal government funding, but if not, we may experience delays or cancellations in present or future school district wireless infrastructure projects. In addition, as previously reported, our 2013 results included approximately $23.0 million in revenue from a Miami- Dade County school district project.

To reduce its dependence on government funding, JDL continues to aggressively pursue opportunities to provide managed services, migration to the cloud, virtualization and other network services to SMBs with a focus on healthcare, legal and financial services markets.

Other

The Company’s effective income tax rate was 46.9% for the 2014 first quarter. This effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges for uncertain income tax positions. The effect of the foreign operations is an overall rate increase of approximately 9.9% in the 2014 first quarter. The Company’s effective income tax rate for the 2013 first quarter was 36.5%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

Liquidity and Capital Resources

As of March 31, 2014, the Company had approximately $32,688,000 in cash, cash equivalents and investments. Of this amount, $6,618,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit which are fully insured through the FDIC. The Company also had $14,800,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2014.

The Company had working capital of $63,301,000, consisting of current assets of approximately $75,239,000 and current liabilities of $11,938,000 at March 31, 2014 compared to working capital of $70,599,000, consisting of current assets of $83,672,000 and current liabilities of $13,073,000 at December 31, 2013. The Company’s working capital at March 31, 2014 decreased slightly from year-end due to the fact that the Company increased its ownership of long-term investments, which are not classified as current assets, to $9,478,000 from $3,928,000.

Cash flow provided by operating activities was approximately $5,823,000 in the first three months of 2014 compared to $7,483,000 used in the same period of 2013. Significant working capital changes from December 31, 2013 to March 31, 2014 included a decrease in receivables of $6,686,000 due to the receipt of outstanding receivables at JDL Technologies related to the Miami Dade project in 2013.

Net cash used in investing activities was $5,978,000 in the first three months of 2014 compared to $728,000 provided in the same period of 2013. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities.

Net cash used by financing activities was $2,027,000 in the first three months of 2014 compared to $229,000 in the same period of 2013. The Company made $566,000 in contingent consideration payments related to the Patapsco acquisition. Cash dividends paid on common stock increased to $1,369,000 in 2014 ($0.16 per common share) from $0 in 2013 due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $206,000 in 2014 and $44,000 in 2013. The Company purchased and retired no shares in 2014 and 2013. At March 31, 2014, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at March 31, 2014). There were no borrowings on the line of credit during the first three months of 2014 or 2013. The credit agreement expires October 31, 2014 and is secured by assets of the Company. The Company intends to renew the agreement in 2014.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Enterprise Resource Planning

On April 4, 2013, our Transition Networks business unit and the parent Communications Systems, Inc. “went live” on a new Enterprise Resource Planning (“ERP”) system. Due to the restructuring of the Company into a holding company structure with more focus on our three operating business units, we are moving more deliberately to implement the new ERP system to the rest of the Company. We expect Suttle to convert to the new ERP system in 2015.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2013 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three-months ended March 31, 2014.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2014 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated May 7, 2014 announcing 2014 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Curtis A. Sampson
Curtis A. Sampson
Date: May 8, 2014		Chairman and Interim Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: May 8, 2014		Chief Financial Officer