Form 10-Q
period 2014-06-30
COMMUNICATIONS SYSTEMS INC
filed 2014-08-07
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2014
Common Stock, par value $.05 per share	NASDAQ	8,645,125

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30 2014	December 31 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,952,432	$20,059,120
Investments	5,876,551	5,742,314
Trade accounts receivable, less allowance for doubtful accounts of $53,000 and $69,000, respectively	19,166,945	22,902,323
Inventories	31,080,110	29,111,656
Prepaid income taxes	984,430	1,381,502
Other current assets	637,897	716,784
Deferred income taxes	3,482,739	3,758,750
TOTAL CURRENT ASSETS	76,181,104	83,672,449

PROPERTY, PLANT AND EQUIPMENT, net	16,255,766	14,941,492
OTHER ASSETS:
Investments	10,624,217	3,920,978
Funded pension assets	136,221	305,028
Other assets	601,394	692,794
TOTAL OTHER ASSETS	11,361,832	4,918,800
TOTAL ASSETS	$103,798,702	103,532,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$506,669	$489,706
Accounts payable	7,031,207	4,894,869
Accrued compensation and benefits	3,555,628	3,927,728
Accrued consideration	—	558,801
Other accrued liabilities	1,901,293	1,765,428
Dividends payable	1,419,807	1,436,318
TOTAL CURRENT LIABILITIES	14,414,604	13,072,850
LONG TERM LIABILITIES:
Uncertain tax positions	321,668	400,846
Deferred income taxes	811,768	809,179
Long-term debt - mortgage payable	370,175	627,823
TOTAL LONG-TERM LIABILITIES	1,503,611	1,837,848
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,641,853 and 8,553,320 shares issued and outstanding, respectively	432,093	427,666
Additional paid-in capital	37,963,961	37,110,671
Retained earnings	49,835,300	51,323,718
Accumulated other comprehensive loss	(350,867)	(240,012)
TOTAL STOCKHOLDERS’ EQUITY	87,880,487	88,622,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,798,702	$103,532,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Sales	$33,208,977	$31,936,602	$58,407,383	$59,389,333
Costs and expenses:
Cost of sales	21,115,209	20,408,285	37,325,598	38,085,089
Selling, general and administrative expenses	9,688,247	8,961,467	18,690,358	18,366,616
Restructuring expense	—	—	237,838
Total costs and expenses	30,803,456	29,369,752	56,253,794	56,451,705
Operating income	2,405,521	2,566,850	2,153,589	2,937,628
Other (expenses) and income :
Investment and other income	28,065	34,852	34,024	122,142
(Loss)/gain on sale of assets	(141,870)	2,585	(136,131)	(44,677)
Interest and other expense	(16,391)	(26,457)	(41,046)	(55,843)
Other (expense) income, net	(130,196)	10,980	(143,153)	21,622
Income from operations before income taxes	2,275,325	2,577,830	2,010,436	2,959,250
Income tax expense	837,842	939,273	713,536	1,078,334
Net income	1,437,483	1,638,557	1,296,900	1,880,916
Other comprehensive loss, net of tax:
Additional minimum pension liability adjustments	(91,447)	(259)	(178,790)	(206,074)
Unrealized gain/(loss) on available-for-sale securities	8,280	(18,468)	(14,610)	(30,546)
Foreign currency translation adjustment	55,994	3,482	82,545	(339,672)
Total other comprehensive loss	(27,173)	(15,245)	(110,855)	(576,292)
Comprehensive income	$1,410,310	$1,623,312	$1,186,045	$1,304,624

Basic net income per share:	$0.17	$0.19	$0.15	$0.22
Diluted net income per share:	$0.17	$0.19	$0.15	$0.22
Weighted Average Basic Shares Outstanding	8,621,387	8,537,369	8,593,561	8,512,091
Weighted Average Dilutive Shares Outstanding	8,644,505	8,540,965	8,616,858	8,518,223
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2013	8,553,320	$427,666	$37,110,671	$51,323,718	$(240,012)	$88,622,043
Net loss				1,296,900		1,296,900
Issuance of common stock under Employee Stock Purchase Plan	6,574	329	78,823			79,152
Issuance of common stock to Employee Stock Ownership Plan	32,520	1,626	360,647			362,273
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	98,760			99,360
Issuance of common stock under Executive Stock Plan	37,633	1,882	0			1,882
Tax benefit from stock based payments			75,425			75,425
Share based compensation			240,485			240,485
Purchase of common stock	(194)	(10)	(850)	(1,301)		(2,161)
Shareholder dividends				(2,784,017)		(2,784,017)
Other comprehensive loss					(110,855)	(110,855)
BALANCE AT JUNE 30, 2014	8,641,853	$432,093	$37,963,961	$49,835,300	$(350,867)	$87,880,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,296,900	$1,880,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143,272	1,058,654
Share based compensation	240,485	(50,702)
Deferred taxes	278,601	82,818
Change in fair value of acquisition-related contingent consideration	—	(342,834)
Loss on sale of assets	136,131	44,677
Excess tax benefit from share-based payments	(75,425)	(13,562)
Changes in assets and liabilities:
Trade receivables	3,743,374	(6,543,186)
Inventories	(1,934,942)	(5,605,959)
Prepaid income taxes	397,360	2,126,336
Other assets	135,705	228,920
Accounts payable	2,079,869	(3,019,181)
Accrued compensation and benefits	(12,258)	340,746
Other accrued liabilities	127,808	248,973
Income taxes payable	(3,753)	284,445
Net cash provided by (used in) operating activities	7,553,127	(9,278,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,495,463)	(1,306,581)
Purchases of investments	(9,872,086)	(2,814,894)
Proceeds from the sale of fixed assets	15,993	36,184
Proceeds from the sale of investments	3,020,000	8,623,000
Net cash (used in) provided by investing activities	(9,331,556)	4,537,709

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,800,528)	(1,363,527)
Mortgage principal payments	(240,684)	(224,838)
Proceeds from issuance of common stock	180,394	206,413
Excess tax benefit from share-based payments	75,425	13,562
Payment of contingent consideration related to acquisition	(565,647)	(161,060)
Purchase of common stock	(2,161)	—
Net cash used in financing activities	(3,353,201)	(1,529,450)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	24,942	(68,810)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,106,688)	(6,339,490)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,059,120	17,869,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,952,432	$11,530,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$30,763	$(1,421,106)
Interest paid	41,046	53,733
Dividends declared not paid	1,419,807	1,363,795
Capital expenditures in accounts payable	50,871	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through three business units having operations in the United States, Costa Rica, the United Kingdom and China. Through its Suttle business unit, the Company is principally engaged in the manufacture and sale of copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company is engaged in the manufacture of of network interface devices, media converters, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2014 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2014 and 2013 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of operating results for the entire year.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is not permitted. We are currently evaluating the impact, if any, this new accounting pronouncement will have on our financial statements.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30	December 31
	2014	2013
Foreign currency translation	$(1,955,000)	$(2,038,000)
Unrealized (loss)/gain on available-for-sale investments	(13,000)	2,000
Pension liability adjustment	1,617,000	1,796,000
	$(351,000)	$(240,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2014 and December 31, 2013:

			June 30, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,198,202	$—	$—	$5,198,202	$5,198,202	$		$
Subtotal	5,198,202	—	—	5,198,202	5,198,202		—		—

Investments:
Certificates of deposit	5,969,139	1,315	(7,355)	5,963,099	—		2,881,947		3,081,152
Corporate Notes/Bonds	10,528,236	20,820	(11,387)	10,537,669	—		2,994,604		7,543,065
Subtotal	16,497,375	22,135	(18,742)	16,500,768	—		5,876,551		10,624,217

Total	$21,695,577	$22,135	$(18,742)	$21,698,970	$5,198,202		$5,876,551		$10,624,217

			December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965	$5,751,965	$		$
Subtotal	5,751,965	—	—	5,751,965	5,751,965		—		—

Investments:
Certificates of deposit	4,024,031	687	(4,992)	4,019,726	239,904		2,582,502		1,197,320
Corporate Notes/Bonds	5,861,162	22,830	(522)	5,883,470	—		3,159,812		2,723,658
Subtotal	9,885,193	23,517	(5,514)	9,903,196	239,904		5,742,314		3,920,978

Total	$15,637,158	$23,517	$(5,514)	$15,655,161	$5,991,869		$5,742,314		$3,920,978

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2014 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2014.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2014:

	Amortized Cost	Estimated Market Value

Due within one year	$5,869,780	$5,876,551
Due after one year through five years	10,627,595	10,624,217
	$16,497,375	$16,500,768

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the six-month periods ending June 30, 2014 and 2013, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2014. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2014, after giving effect to the shares issued as of that date, 29,013 shares remain available for purchase under the ESPP.

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

During 2014, stock options covering 300,246 shares were awarded to key executive employees and directors, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 43,824 shares to key employees during 2014 under the Company’s long-term incentive plan that vest over three years with the first vesting period at March 28, 2015.

At June 30, 2014, 279,768 shares remained available for future issuance under the 2011 Incentive Plan.

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

At June 30, 2014, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 60,598 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2013 or 2014.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2013 to June 30, 2014:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2013	309,439	$11.66	4.13
Awarded	300,246	12.27
Exercised	(12,000)	8.28
Forfeited	(70,563)	13.15
Outstanding – June 30, 2014	527,122	11.88	5.57

Excercisable at June 30, 2014	208,135	$11.88	3.49
Expected to vest June 30, 2014	527,122	11.88	5.57

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2014 was $312,000. The intrinsic value of all options exercised during the six months ended June 30, 2014 was $40,000. Net cash proceeds from the exercise of all stock options were $99,000 and $110,000 for the six months ended June 30, 2014 and 2013, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2013 to June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	200,140	$11.47
Granted	48,824	12.52
Vested	(11,754)	14.97
Forfeited	(8,842)	10.82
Outstanding – June 30, 2014	228,368	11.54

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2013 to June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	53,193	$10.44
Granted	10,681	11.70
Vested	25,879	10.82
Forfeited	—	—
Outstanding – June 30, 2014	89,753	10.53

Compensation Expense

Share-based compensation expense recognized for the six-month period ended June 30, 2014 was $240,000 before income taxes and $156,000 after income taxes. Share-based compensation expense recognized for the six-month period ended June 30, 2013 was $ (51,000) before income taxes and $ (33,000) after income taxes. Unrecognized compensation expense for the Company’s plans was $1,176,000 at June 30, 2014 and is expected to be recognized over a weighted-average period of 2.9 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the six month periods ended June 30, 2014 and 2013 were $75,000 and $14,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30	December 31
	2014	2013
Finished goods	$20,173,233	$18,733,636
Raw and processed materials	10,906,877	10,378,020
	$31,080,110	$29,111,656

NOTE 5 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(35,424)	3,353	49,714
Customer relationships	490,707	(148,922)	20,121	361,906
Technology	228,996	(138,863)	9,390	99,523
	801,488	(323,209)	32,864	511,143

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	81,785	(17,262)	(10,545)	53,978
Customer relationships	490,707	(72,500)	(43,105)	375,102
Technology	228,996	(67,667)	(42,066)	119,263
	801,488	(157,429)	(95,716)	548,343

Amortization expense on these identifiable intangible assets was $54,000 and $50,000 in 2014 and 2013, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2014 and 2013, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2014	2013
Beginning balance	$564,000	$590,000
Amounts charged to expense	(10,000)	149,000
Actual warranty costs paid	(60,000)	(147,000)
Ending balance	$494,000	$592,000

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

At June 30, 2014 there was $243,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2010-2012 remain open to examination by the Internal Revenue Service and the years 2009-2012 remain open to examination by various state tax departments. During the second quarter, the IRS completed an examination of our 2011 federal income tax return. There were no material changes to the return as filed. The tax years from 2010-2012 remain open in Costa Rica.

The Company’s effective income tax rate was 35.5% for the first six months of 2014. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions. The effect of the foreign operations is an overall rate increase of approximately 3.5% for the six months ended June 30, 2014. There were no additional uncertain tax positions identified in the first six months of 2014. The Company’s effective income tax rate for the six months ended June 30, 2013 was 36.4%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges, and the effect of operations conducted in lower foreign tax rate jurisdictions.

NOTE 9 – SEGMENT INFORMATION

Effective January 1, 2014, the Company realigned the financial reporting for its business units. As a result of this realignment, all corporate general and administrative expenses that were previously categorized as “Other” are now included within the three business units as fully allocated costs. The Company classifies its businesses into three segments as follows:

•	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;
•

Transition Networks manufactures network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues. In order to conform to the 2014 presentation, the Company has reclassified the previously non-allocated Corporate expenses within the business segments.

Information concerning the Company’s continuing operations in the various segments for the three and six-month periods ended June 30, 2014 and 2013 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended June 30, 2014
Sales	$19,006,243	$11,567,320	$2,635,414	$—	$33,208,977
Cost of sales	12,731,061	6,181,697	2,202,451	—	21,115,209
Gross profit	6,275,182	5,385,623	432,963	—	12,093,768
Selling, general and administrative expenses	3,358,171	5,609,011	721,065	—	9,688,247
Operating income (loss)	$2,917,011	$(223,388)	$(288,102)	$—	$2,405,521

Depreciation and amortization	$314,797	$230,704	$37,149	$—	$582,650

Capital expenditures	$1,294,590	$251,444	$8,260	$117,536	$1,671,830

Assets	$38,303,760	$27,507,378	$3,519,924	$34,467,640	$103,798,702

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended June 30, 2013
Sales	$13,852,329	$10,461,771	$7,622,502	$—	$31,936,602
Cost of sales	9,990,159	4,786,724	5,631,402	—	20,408,285
Gross profit	3,862,170	5,675,047	1,991,100	—	11,528,317
Selling, general and administrative expenses	2,726,835	5,571,975	662,657	—	8,961,467
Operating income (loss)	$1,135,335	$103,072	$1,328,443	$—	$2,566,850

Depreciation and amortization	$275,969	$249,211	$47,681	$—	$572,861

Capital expenditures	$274,380	$369,621	$—	$183,451	$827,452

Assets	$27,557,698	$32,332,555	$18,835,913	$31,285,653	$110,011,819

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six Months Ended June 30, 2014
Sales	$31,888,574	$21,316,701	$5,202,108	$—	$58,407,383
Cost of sales	22,123,196	11,224,667	3,977,735	—	37,325,598
Gross profit	9,765,378	10,092,034	1,224,373	—	21,081,785
Selling, general and administrative expenses	6,495,819	10,788,770	1,405,769	—	18,690,358
Restructuring expense		237,838	—		237,838
Operating income (loss)	$3,269,559	$(934,574)	$(181,396)	$—	$2,153,589

Depreciation and amortization	$607,968	$461,418	$73,886	$—	$1,143,272

Capital expenditures	$1,921,501	$358,857	$18,016	$197,089	$2,495,463

	Suttle	Transition Networks	JDL Technologies	Other	Total
Six Months Ended June 30, 2013
Sales	$26,264,517	$21,274,892	$11,849,924	$—	$59,389,333
Cost of sales	19,086,842	9,879,015	9,119,232	—	38,085,089
Gross profit	7,177,675	11,395,877	2,730,692	—	21,304,244
Selling, general and administrative expenses	5,355,078	11,616,634	1,394,904	—	18,366,616
Operating income (loss)	$1,822,597	$(220,757)	$1,335,788	$—	$2,937,628

Depreciation and amortization	$519,322	$460,165	$79,167	$—	$1,058,654

Capital expenditures	$438,782	$500,975	$15,361	$351,463	$1,306,581

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three-months and six-months ended June 30, 2014 and 2013 were:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$2,000	$64,000	$3,000	$129,000
Interest cost	40,000	58,000	79,000	115,000
Expected return on assets	(52,000)	(61,000)	(101,000)	(123,000)
Net periodic pension (benefit) cost	$(10,000)	$61,000	$(19,000)	$121,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 23,118 and 23,297 shares for the three and six-months ended 2014, respectively. The dilutive effect of stock options for the three and six-month periods ended June 30, 2013 was 3,596 shares and 6,132 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 202,897 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 171,544 shares were not included for the three and six month period ended June 30, 2014 because of unmet performance conditions. Options totaling 106,746 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 273,571 shares were not included for the three and six month period ended June 30, 2013 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013, are summarized below:

	June 30, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,198,202	$—	$—	$5,198,202
Certificates of deposit		—		—
Subtotal	5,198,202	—	—	5,198,202

Short-term investments:
Certificates of deposit	—	2,881,947	—	2,881,947
Corporate Notes/Bonds	—	2,994,604	—	2,994,604
Subtotal	—	5,876,551	—	5,876,551

Long-term investments:
Certificates of deposit	—	3,081,152	—	3,081,152
Corporate Notes/Bonds	—	7,543,065	—	7,543,065
Subtotal	—	10,624,217	—	10,624,217

Total	$5,198,202	$16,500,768	$—	$21,698,970

	December 31, 2013

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965
Certificates of deposit		239,904		239,904
Subtotal	5,751,965	239,904	—	5,991,869

Short-term investments:
Certificates of deposit	—	2,582,502	—	2,582,502
Corporate Notes/Bonds	—	3,159,812	—	3,159,812
Subtotal	—	5,742,314	—	5,742,314

Long-term investments:
Certificates of deposit	—	1,197,320	—	1,197,320
Corporate Notes/Bonds	—	2,723,658	—	2,723,658
Subtotal	—	3,920,978	—	3,920,978

Current Liabilities:
Accrued Consideration	—	—	(558,801)	(558,801)
Subtotal	—	—	(558,801)	(558,801)

Total	$5,751,965	$9,903,196	$(558,801)	$15,096,360

The change in the estimated contingent consideration during the six months was due to $565,647 in payments and $6,846 in foreign currency gains.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2014.

NOTE 13 – RESTRUCTURING CHARGES

During the six-months ended June 30, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company paid $684,000 in restructuring charges during the first six months of 2014 and had $40,000 in restructuring accruals recorded in accrued compensation and benefits at June 30, 2014 that are expected to be paid during 2014.

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

•

Transition Networks manufactures network interface devices (NIDs), media converters, network interface cards (NICs), Ethernet switches, and other connectivity products that offer customers the ability to affordably integrate fiber optics into any data network; and

•

JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Second Quarter 2014 Summary

•	Consolidated sales rose 4% to $33.2 million from $31.9 million in Q2 2013.

	¡	Suttle sales grew 37% from Q2 2013

	¡	Transition Networks sales rose 11% from Q2 2013

	¡	JDL Technologies sales declined 65% from Q2 2013

•	Gross profit improved to $12.1 million, or 36.4% of revenues, from $11.5 million, or 36.1% of revenues, in Q2 2013.

•	Operating income was $2.4 million compared to $2.6 million in Q2 2013.

	¡	Suttle operating income grew $1.8 million to $2.9 million

	¡	Transition Networks declined $0.3 million to an operating loss of $0.2 million

	¡	JDL Technologies declined $1.6 million to an operating loss of $0.3 million

•	Net income was $1.4 million, or $0.17 per diluted share, compared to net income of $1.6 million, or $0.19 per diluted share, in Q2 2013.

•	At June 30, 2014, cash, cash equivalents, and investments were $31.5 million.

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

General Risks and Uncertainties;

•	The success of the holding company restructuring plan that we implemented in September 2013;

•	the ability of the CSI parent to oversee the Company’s three operating units function in an efficient and cost-effective manner;

•	the ability of our three business operating units to operate profitably; and

•	the impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to major communication service providers and their continued investment and deployment into building out their networks;

•	Suttle’s ability to continue to introduce and sell new G.hn products and FTTx (fiber-to-the-home or node) products; and

•	the continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets;

•	Transition Networks’ ability to profitably penetrate certain international markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school districts;

•	JDL’s ability to profitably expand outside its South Florida education market to small and medium sized commercial businesses; and

•

JDL’s ability to establish and maintain a productive and efficient workforce in light of revenues that have fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives.

In addition, the Company will discuss other factors from time to time in its filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2014 Compared to
Three Months Ended June 30, 2013

Consolidated sales increased 4% in 2014 to $33,209,000 compared to $31,937,000 in 2013. Consolidated operating income in 2014 decreased to $2,406,000 compared to $2,567,000 in the second quarter of 2013. Net income in 2014 decreased to $1,437,000 or $0.17 per share compared to $1,639,000 or $0.19 per share in the second quarter of 2013.

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

Suttle Results

Suttle sales increased 37% in the second quarter of 2014 to $19,006,000 compared to $13,852,000 in the same period of 2013 due to revenue generated from new FTTx (fiber to the home or node) product platforms. Sales by customer groups in the second quarter of 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Communication service providers	$15,964,000	$10,630,000
Distributors	1,573,000	1,580,000
International	1,314,000	1,536,000
Other	155,000	106,000
	$19,006,000	$13,852,000

Suttle’s sales by product groups in second quarter of 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$3,176,000	$3,549,000
Structured cabling products	8,499,000	6,372,000
DSL products	1,811,000	2,369,000
FTTx products	5,363,000	510,000
Other products	157,000	1,052,000
	$19,006,000	$13,852,000

Sales to the major communication service providers increased 50% in 2014 due to growth in core high-speed copper connectivity products and success in securing new business in multiple FTTx domains. Sales to major communication service providers accounted for 84% of Suttle’s sales in the second quarter of 2014 compared to 77% of sales in 2013. Sales to distributors remained flat in 2014. This customer segment accounted for 8% and 11% of sales in the second quarters of 2014 and 2013, respectively. International sales decreased 14% and accounted for 7% of Suttle’s second quarter 2014 sales, due to a reduction in revenue from Austin Taylor legacy products, in part due to the Company’s termination of a non-profitable OEM contract.

Sales of structured cabling products increased 33%. Sales of DSL products decreased 24% and modular connecting products sales decreased 11% due to shifts in technology.

Suttle’s gross margin increased 62% in the second quarter of 2014 to $6,275,000 compared to $3,862,000 in the same period of 2013. Gross margin as a percentage of sales increased to 33% from 28% in the same period of 2013 due to the introduction of new FTTx products, focused value engineering and cost optimization efforts, and economies of scale. Selling, general and administrative expenses increased 23% to $3,358,000 in the second quarter of 2014 compared to $2,727,000 in the same period in 2013 due to investment and recruitment of expertise in sales, operations, technology, product management, and engineering. Suttle’s operating income was $2,917,000 in the second quarter of 2014 compared to $1,135,000 in 2013.

Transition Networks Results

Transition Networks sales increased 11% to $11,567,000 in the second quarter of 2014 compared to $10,462,000 in 2013 due to increased activity in the North American and Rest of World markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2014	2013
North America	$8,215,000	$7,332,000
Europe, Middle East, Africa (“EMEA”)	1,115,000	1,257,000
Rest of World	2,237,000	1,873,000
	$11,567,000	$10,462,000

The following table summarizes Transition Networks’ 2014 and 2013 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$7,181,000	$6,249,000
Ethernet switches	1,484,000	1,368,000
Ethernet adapters	958,000	796,000
Other products	1,944,000	2,049,000
	$11,567,000	$10,462,000

Sales in North America increased 12% or $883,000 due to improving conditions at key customers. International sales increased $222,000, or 7%, mainly due to increased sales in Latin America. Sales of media converters increased 15% or $932,000 due to several North and Latin America projects that closed in the quarter.

Gross margin on second quarter Transition Networks’ sales decreased 5% to $5,386,000 in 2014 from $5,675,000 in 2013. Gross margin as a percentage of sales decreased to 47% in 2014 from 54% in 2013 due to unfavorable product mix and pricing pressure. Selling, general and administrative expenses increased 1% to $5,609,000 in 2014 compared to $5,572,000 in 2013 due to additional costs associated with the closing of our China facility. Operating loss was $223,000 in 2014 compared to operating income of $103,000 in 2013.

JDL Technologies, Inc. Results

JDL Technologies, Inc. sales decreased 65% to $2,635,000 in the second quarter of 2014 compared to $7,623,000 in 2013.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$2,025,000	$3,205,000
Miami Dade County FL schools	0	3,970,000
All other	610,000	448,000
	$2,635,000	$7,623,000

Revenues earned from Broward County Public Schools, Florida decreased $1,180,000 or 37% in the second quarter of 2014 as compared to the 2013 second quarter due to the Federal government’s decision to withhold all priority two E-Rate funding for the current fiscal year, which required the district to find alternate funding sources for planned projects. Revenues earned from Miami-Dade County Public Schools in the second quarter of 2013 are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district received federal funding under the E-Rate program to expand wireless connectivity for students and staff. This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased by 36% to $610,000 as a result of an ongoing initiative to expand its reach in the South Florida commercial and healthcare markets.

Gross margin decreased 78% to $433,000 in the second quarter of 2014 compared to $1,991,000 in the same period in 2013. Gross margin as a percentage of sales decreased to 16% in 2014 from 26% in 2013 due to a change in the mix of revenue, with an increase in Broward Schools infrastructure sales, which have lower margins. Selling, general and administrative expenses increased 9% in 2014 to $721,000 compared to $663,000 in 2013. JDL Technologies reported an operating loss of $288,000 in the second quarter of 2014 compared to operating income of $1,328,000 in the same period of 2013.

Other

The Company’s income before income taxes decreased to $2,275,000 in 2014 compared to $2,578,000 in 2013. The Company’s effective income tax rate was 36.8% in 2014 and 36.4% in 2013. This effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions.

Six Months Ended June 30, 2014 Compared to
Six Months Ended June 30, 2013

Consolidated sales decreased 2% in 2014 to $58,407,000 compared to $59,389,000 in 2013. Consolidated operating income in 2014 decreased to $2,154,000 compared to $2,938,000 in the first six months of 2013. Net income in 2014 decreased to $1,297,000 or $0.15 per share compared to net income of $1,881,000 or $0.22 per share in the first six months of 2013.

Suttle Results

Suttle sales increased 21% in the first six months of 2014 to $31,889,000 compared to $26,265,000 in the same period of 2013 due to revenue generated from new FTTx (fiber to the home or node) product platforms. Sales by customer groups in the first six months of 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Communication service providers	$26,722,000	$20,025,000
Distributors	3,013,000	3,157,000
International	1,992,000	2,849,000
Other	162,000	234,000
	$31,889,000	$26,265,000

Suttle’s sales by product groups in first six months of 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$6,390,000	$6,899,000
Structured cabling products	15,775,000	12,076,000
DSL products	2,984,000	4,508,000
FTTx products	6,557,000	1,420,000
Other products	183,000	1,362,000
	$31,889,000	$26,265,000

Sales to the major communication service providers increased 33% in 2014 due to growth in core high-speed copper connectivity products and success in securing new business in multiple FTTx domains. Sales to major communication service providers accounted for 84% of Suttle’s sales in the first six months of 2014 compared to 76% of sales in 2013. Sales to distributors decreased 5% in 2014. This customer segment accounted for 9% and 12% of sales in the first six months of 2014 and 2013, respectively. International sales decreased 30% and accounted for 6% of Suttle’s first six months 2014 sales, due to a reduction in revenue from Austin Taylor legacy products, in part due to the Company’s termination of a non-profitable OEM contract.

Sales of structured cabling products increased 31%. Sales of DSL products decreased 34% and modular connecting products sales decreased 7% due to shifts in technology.

Suttle’s gross margin increased 36% in the first six months of 2014 to $9,765,000 compared to $7,178,000 in the same period of 2013. Gross margin as a percentage of sales increased to 31% from 27% in 2013 due to introduction of new FTTx products, focused value engineering and cost optimization efforts, and economies of scale. Selling, general and administrative expenses increased 21% to $6,496,000 in the first six months of 2014 compared to $5,355,000 in the same period in 2013 due to investment and recruitment of expertise in sales, operations, technology, product management, and engineering. Suttle’s operating income was $3,270,000 in the first six months of 2014 compared to $1,823,000 in 2013.

Transition Networks Results

Transition Networks sales remained stable at $21,317,000 in the first six months of 2014 compared to $21,275,000 in 2013. Transition Networks organizes its sales force by channel to market and segments its customers geographically. First six months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2014	2013
North America	$15,112,000	$14,032,000
Europe, Middle East, Africa (“EMEA”)	2,321,000	2,753,000
Rest of World	3,884,000	4,490,000
	$21,317,000	$21,275,000

The following table summarizes Transition Networks’ 2014 and 2013 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$13,443,000	$13,711,000
Ethernet switches	2,417,000	2,435,000
Ethernet adapters	1,797,000	1,525,000
Other products	3,660,000	3,604,000
	$21,317,000	$21,275,000

Sales in North America increased 8% or $1,080,000 due to increased sales into the Federal government channel. International sales decreased $1,038,000, or 14%, due mainly to a weaker first quarter of this year compared to last year, with several customers mainly in northern Europe. Sales of media converters decreased 2% or $268,000 due to continued competitive pressures and delays in new product introduction.

Gross margin on first six months Transition Networks’ sales decreased 11% to $10,092,000 in 2014 from $11,396,000 in 2013. Gross margin as a percentage of sales decreased to 47% in 2014 from 54% in 2013 due to unfavorable product mix and competitive prices. Selling, general and administrative expenses decreased 7% to $10,789,000 in the first half of 2014 compared to $11,617,000 in 2013 due to restructuring of certain go-to-market functions in the last three quarters of 2013 and higher ERP related expenses in the same period. Operating loss increased to $935,000 in 2014 compared to an operating loss of $221,000 in 2013, primarily as a result of a much weaker 2014 first quarter.

JDL Technologies, Inc. Results

JDL Technologies, Inc. sales decreased 56% to $5,202,000 in the first six months of 2014 compared to $11,850,000 in 2013.

Revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$3,955,000	$3,901,000
Miami Dade County FL schools	99,000	7,138,000
All other	1,148,000	811,000
	$5,202,000	$11,850,000

Revenues earned through sales to Broward County Public Schools, increased $54,000 in the first six months of 2014 as compared to the 2013 first six months due to the combination of a multi-school network refresh initiative that started in late 2013 and was completed in the first quarter of 2014, along with several key network core infrastructure upgrades during the 2014 first quarter. Revenues earned through sales to Miami-Dade County Public Schools in the first six months of both 2014 and 2013 are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district received federal funding under the E-Rate program to expand wireless connectivity for students and staff. This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium sized commercial businesses (SMBs) increased by 42% or $337,000 as a result of continued successful marketing and sales efforts.

Gross margin decreased 55% to $1,224,000 in the first six months of 2014 compared to $2,731,000 in the same period in 2013. Gross margin as a percentage of sales increased to 24% in 2014 from 23% in 2013 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than the more traditional value-added service. Selling, general and administrative expenses remained flat in 2014 at $1,406,000 compared to $1,395,000 in 2013. JDL Technologies reported an operating loss of $181,000 in the first six months of 2014 compared to operating income of $1,336,000 in the same period of 2013.

Because federal and local funding for investments in IT infrastructure and services for K-12 schools varies substantially from year to year, JDL Technologies has experienced large swings in quarterly and annual revenues. We expect this volatility in revenues to continue in the balance of 2014 and future years. Based on recent indications from the federal government, we anticipate that the E-Rate program will be insufficiently funded to enable the Miami-Dade and Broward school districts to complete all the IT projects slated for 2014. While additional federal government funding may still materialize in 2014 and 2015, if it does not we may experience delay or cancellation of present or future wireless infrastructure projects in the districts. As previously reported, our 2013 results included approximately $23.0 million in revenue from a wireless connectivity project for the Miami- Dade County Public School district.

To reduce dependence on government funding, JDL Technologies continues to aggressively pursue opportunities to provide managed services, migration to the cloud, virtualization HIPAA-compliant IT services, and other network services to SMBs with a focus on healthcare, legal and financial services and logistics markets. As part of this initiative, JDL Technologies has adopted HIPAA standards that enable it to serve healthcare providers as a compliant Business Associate.

Other

The Company’s income before income taxes decreased to $2,010,000 in 2014 compared to $2,959,000 in 2013. The Company’s effective income tax rate was 35.5% in 2014 and 36.4% in 2013. This effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions. The effect of the foreign operations is an overall rate increase of approximately 3.5% in the first six months of 2014.

Liquidity and Capital Resources

As of June 30, 2014, the Company had approximately $31,453,000 in cash, cash equivalents and investments. Of this amount, $5,198,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit which are fully insured through the FDIC. The Company also had $16,501,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2014.

The Company had working capital of $61,766,000, consisting of current assets of approximately $76,181,000 and current liabilities of $14,415,000 at June 30, 2014 compared to working capital of $70,599,000, consisting of current assets of $83,672,000 and current liabilities of $13,073,000 at December 31, 2013. The Company’s working capital at June 30, 2014 decreased slightly from year-end due to the fact that the Company increased its ownership of long-term investments to $10,624,000 from $3,921,000.

Cash flow provided by operating activities was approximately $7,553,000 in the first six months of 2014 compared to $9,279,000 used in the same period of 2013. Significant working capital changes from December 31, 2013 to June 30, 2014 included a decrease in receivables of $3,743,000 due to the receipt of outstanding receivables at JDL Technologies related to the Miami Dade project primarily completed in 2013, partially offset by an increase in sales at Suttle during the quarter and an increase in Suttle-related inventory and related accounts payable.

Net cash used in investing activities was $9,332,000 in the first six months of 2014 compared to $4,538,000 provided in the same period of 2013. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities, moving more of its capital into longer term investments.

Net cash used by financing activities was $3,353,000 in the first six months of 2014 compared to $1,529,000 in the same period of 2013. The Company made $566,000 in contingent consideration payments related to the Patapsco acquisition. Cash dividends paid on common stock increased to $2,801,000 in 2014 ($0.32 per common share) from $1,364,000 in 2013 due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $180,000 in 2014 and $206,000 in 2013. The Company did not repurchase any shares in 2014 or 2013 under the Board authorized program. At June 30, 2014, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $2,000 and $0 in 2014 and 2013, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at June 30, 2014). There were no borrowings on the line of credit during the first six months of 2014 or 2013. The credit agreement expires October 31, 2014 and is secured by assets of the Company. The Company intends to renew the agreement in 2014.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Enterprise Resource Planning

On April 4, 2013, our Transition Networks business unit and the parent Communications Systems, Inc. “went live” on a new Enterprise Resource Planning (“ERP”) system. Due to the restructuring of the Company into a holding company structure with greater focus on our three operating business units, we are moving more deliberately to implement the new ERP system in the rest of the Company. We expect Suttle to adopt the new ERP system in 2015.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2013 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2014.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2014 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 2014	—	$—	—	411,910
May 2014	194	11.14	—	411,910
June 2014	—	—	—	411,910
Total	194	$11.14	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

3.1	Communications Systems, Inc. Amended and Restated Articles of Incorporation, effective as of June 12, 2014.

3.2	Communications Systems, Inc. Amended and Restated Bylaws, effective as of June 12, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated August 6, 2014 announcing 2014 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 7, 2014		Interim Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: August 7, 2014		Chief Financial Officer