Form 10-Q
period 2014-09-30
COMMUNICATIONS SYSTEMS INC
filed 2014-11-06
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2014
Common Stock, par value $.05 per share	NASDAQ	8,653,382

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30 2014	December 31 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,330,933	$20,059,120
Investments	4,624,757	5,742,314
Trade accounts receivable, less allowance for doubtful accounts of $23,000 and $69,000, respectively	16,624,831	22,902,323
Inventories	31,078,862	29,111,656
Prepaid income taxes	937,366	1,381,502
Other current assets	839,365	716,784
Deferred income taxes	3,293,993	3,758,750
TOTAL CURRENT ASSETS	73,730,107	83,672,449

PROPERTY, PLANT AND EQUIPMENT, net	17,178,956	14,941,492
OTHER ASSETS:
Investments	11,071,820	3,920,978
Funded pension assets	44,657	305,028
Other assets	551,050	692,794
TOTAL OTHER ASSETS	11,667,527	4,918,800
TOTAL ASSETS	$102,576,590	103,532,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$515,370	$489,706
Accounts payable	6,036,438	4,894,869
Accrued compensation and benefits	3,363,478	3,927,728
Accrued consideration	—	558,801
Other accrued liabilities	1,650,168	1,765,428
Dividends payable	1,433,115	1,436,318
TOTAL CURRENT LIABILITIES	12,998,569	13,072,850
LONG TERM LIABILITIES:
Uncertain tax positions	319,067	400,846
Deferred income taxes	882,756	809,179
Long-term debt - mortgage payable	238,024	627,823
TOTAL LONG-TERM LIABILITIES	1,439,847	1,837,848
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,648,481 and 8,553,320 shares issued and outstanding, respectively	432,424	427,666
Additional paid-in capital	38,269,069	37,110,671
Retained earnings	50,121,569	51,323,718
Accumulated other comprehensive loss	(684,888)	(240,012)
TOTAL STOCKHOLDERS’ EQUITY	88,138,174	88,622,043
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,576,590	$103,532,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales	$33,433,924	$44,616,873	$91,841,307	$104,006,206
Costs and expenses:
Cost of sales	21,421,424	30,993,686	58,747,022	69,078,776
Selling, general and administrative expenses	9,354,599	9,468,972	28,044,957	27,835,588
Impairment loss	—	5,849,853	—	5,849,853
Restructuring expense	—	—	237,838
Total costs and expenses	30,776,023	46,312,511	87,029,817	102,764,217
Operating income (loss)	2,657,901	(1,695,638)	4,811,490	1,241,989
Other income and (expenses) :
Investment and other income	62,843	(72)	96,867	122,070
Gain/(loss) on sale of assets	30,331	(33,388)	(105,799)	(78,065)
Interest and other expense	(17,467)	(26,644)	(58,513)	(82,487)
Other income (expense), net	75,707	(60,104)	(67,445)	(38,482)
Income (loss) from operations before income taxes	2,733,608	(1,755,742)	4,744,045	1,203,507
Income tax expense	1,038,707	280,191	1,752,243	1,358,525
Net income (loss)	1,694,901	(2,035,933)	2,991,802	(155,018)
Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	(76,971)	179,450	(255,761)	(26,624)
Unrealized gain/(loss) on available-for-sale securities	(31,999)	12,193	(46,609)	(18,353)
Foreign currency translation adjustment	(225,050)	197,918	(142,506)	(141,754)
Total other comprehensive (loss) income	(334,020)	389,561	(444,876)	(186,731)
Comprehensive income (loss)	$1,360,881	$(1,646,372)	$2,546,926	$(341,749)

Basic net income (loss) per share:	$0.20	$(0.24)	$0.35	$(0.02)
Diluted net income (loss) per share:	$0.20	$(0.24)	$0.35	$(0.02)
Weighted Average Basic Shares Outstanding	8,641,853	8,547,563	8,609,835	8,524,045
Weighted Average Dilutive Shares Outstanding	8,663,142	8,550,227	8,631,985	8,531,017
Dividends declared per share	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2013	8,553,320	$427,666	$37,110,671	$51,323,718	$(240,012)	$88,622,043
Net income				2,991,802		2,991,802
Issuance of common stock under Employee Stock Purchase Plan	9,846	492	119,330			119,822
Issuance of common stock to Employee Stock Ownership Plan	32,520	1,626	360,647			362,273
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	98,760			99,360
Issuance of common stock under
Executive Stock Plan	42,201	2,110	0			2,110
Tax benefit from stock based payments			67,194			67,194
Share based compensation			518,682			518,682
Purchase of common stock	(1,406)	(70)	(6,215)	(10,390)		(16,675)
Shareholder dividends				(4,183,561)		(4,183,561)
Other comprehensive loss					(444,876)	(444,876)
BALANCE AT SEPTEMBER 30, 2014	8,648,481	$432,424	$38,269,069	$50,121,569	$(684,888)	$88,138,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,991,802	$(155,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,756,792	1,627,804
Share based compensation	518,682	7,763
Deferred taxes	538,335	(693,619)
Impairment loss	—	5,849,853
Change in fair value of acquisition-related contingent consideration	—	(352,462)
Loss on sale of assets	105,799	78,065
Excess tax benefit from share-based payments	(67,194)	(13,562)
Changes in assets and liabilities:
Trade receivables	6,279,960	(22,042,463)
Inventories	(1,979,772)	5,187,881
Prepaid income taxes	443,330	2,126,683
Other assets	(69,651)	106,675
Accounts payable	1,061,120	(4,243,547)
Accrued compensation and benefits	(201,385)	560,605
Other accrued liabilities	(106,111)	161,650
Income taxes payable	(14,585)	(38,272)
Other	(86,662)	—
Net cash provided by (used in) operating activities	11,170,460	(11,831,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,987,901)	(1,977,058)
Purchases of investments	(11,059,893)	(2,824,848)
Proceeds from the sale of fixed assets	48,299	56,394
Proceeds from the sale of investments	4,980,000	9,794,000
Net cash (used in) provided by investing activities	(10,019,495)	5,048,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,186,764)	(2,730,265)
Mortgage principal payments	(364,135)	(340,161)
Proceeds from issuance of common stock	221,292	247,178
Excess tax benefit from share-based payments	67,194	13,562
Payment of contingent consideration related to acquisition	(565,647)	(161,060)
Purchase of common stock	(16,675)	—
Net cash used in financing activities	(4,844,735)	(2,970,746)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(34,417)	(11,612)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,728,187)	(9,765,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,059,120	17,869,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,330,933	$8,103,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$752,787	$(85,297)
Interest paid	58,513	79,293
Dividends declared not paid	1,433,115	1,367,724
Capital expenditures in accounts payable	83,102	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through three business units having operations in the United States, Costa Rica, and the United Kingdom. Through its Suttle business unit, the Company is principally engaged in the manufacture and sale of copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company is engaged in the manufacture of network interface devices, media converters, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2014 and the related condensed consolidated statements of income and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended September 30, 2014 and 2013 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 Annual Report to Shareholders on Form 10-K. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30	December 31
	2014	2013
Foreign currency translation	$(2,180,000)	$(2,038,000)
Unrealized (loss)/gain on available-for-sale investments	(45,000)	2,000
Pension liability adjustment	1,540,000	1,796,000
	$(685,000)	$(240,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2014 and December 31, 2013:

			September 30, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$6,002,989	$—	$—	$6,002,989	$6,002,989	$		$
Subtotal	6,002,989	—	—	6,002,989	6,002,989		—		—

Investments:
Certificates of deposit	6,208,172	1,106	(16,419)	6,192,859	—		1,923,144		4,269,715
Corporate Notes/Bonds	9,517,010	11,028	(24,320)	9,503,718	—		2,701,613		6,802,105
Subtotal	15,725,182	12,134	(40,739)	15,696,577	—		4,624,757		11,071,820

Total	$21,728,171	$12,134	$(40,739)	$21,699,566	$6,002,989		$4,624,757		$11,071,820

			December 31, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965	$5,751,965	$		$
Subtotal	5,751,965	—	—	5,751,965	5,751,965		—		—

Investments:
Certificates of deposit	4,024,031	687	(4,992)	4,019,726	239,904		2,582,502		1,197,320
Corporate Notes/Bonds	5,861,162	22,830	(522)	5,883,470	—		3,159,812		2,723,658
Subtotal	9,885,193	23,517	(5,514)	9,903,196	239,904		5,742,314		3,920,978

Total	$15,637,158	$23,517	$(5,514)	$15,655,161	$5,991,869		$5,742,314		$3,920,978

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of September 30, 2014 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of September 30, 2014.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2014:

	Amortized Cost	Estimated Market Value

Due within one year	$4,617,044	$4,624,757
Due after one year through five years	11,108,138	11,071,820
	$15,725,182	$15,696,577

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the nine-month periods ending September 30, 2014 and 2013, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2014. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2014, after giving effect to the shares issued as of that date, 25,741 shares remain available for purchase under the ESPP.

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

During 2014, stock options covering 317,722 shares were awarded to key executive employees and directors, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 43,824 shares to key employees during 2014 under the Company’s long-term incentive plan that vest over three years with the first vesting period at March 28, 2015.

At September 30, 2014, 46,643 shares have been issued under the 2011 Incentive Plan, 692,972 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 260,385 shares are eligible for grant under future awards.

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

At September 30, 2014, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2013 or 2014.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2013 to September 30, 2014:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2013	309,439	$11.66	4.13
Awarded	317,722	12.30
Exercised	(12,000)	8.28
Forfeited	(74,757)	13.05
Outstanding – September 30, 2014	540,404	11.90	5.38

Exercisable at September 30, 2014	214,233	$11.91	3.33
Expected to vest September 30, 2014	540,404	11.90	5.38

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2014 was $133,000. The intrinsic value of all options exercised during the nine months ended September 30, 2014 was $40,000. Net cash proceeds from the exercise of all stock options were $99,000 and $110,000 for the nine months ended September 30, 2014 and 2013, respectively.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2013 to September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	200,140	$11.47
Granted	48,824	12.52
Vested	(15,254)	14.10
Forfeited	(9,353)	10.91
Outstanding – September 30, 2014	224,357	11.55

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2013 to September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2013	53,193	$10.44
Granted	13,973	11.98
Vested	26,947	10.85
Forfeited	—	—
Outstanding – September 30, 2014	94,113	10.70

Compensation Expense

Share-based compensation expense recognized for the nine-month period ended September 30, 2014 was $519,000 before income taxes and $337,000 after income taxes. Share-based compensation expense recognized for the nine-month period ended September 30, 2013 was $8,000 before income taxes and $5,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,093,000 at September 30, 2014 and is expected to be recognized over a weighted-average period of 2.4 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the nine month periods ended September 30, 2014 and 2013 were $67,000 and $14,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30	December 31
	2014	2013
Finished goods	$18,620,400	$18,733,636
Raw and processed materials	12,458,462	10,378,020
	$31,078,862	$29,111,656

NOTE 5 –GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Trademarks	81,785	(36,707)	(591)	44,487
Customer relationships	490,707	(154,302)	(3,543)	332,862
Technology	228,996	(143,891)	(1,653)	83,452
	801,488	(334,900)	(5,787)	460,801

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Trademarks	81,785	(17,262)	(10,545)	53,978
Customer relationships	490,707	(72,500)	(43,105)	375,102
Technology	228,996	(67,667)	(42,066)	119,263
	801,488	(157,429)	(95,716)	548,343

Amortization expense on these identifiable intangible assets was $81,000 and $76,000 in 2014 and 2013, respectively. The amortization expense is included in selling, general and administrative expenses. At September 30, 2014, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2014 and all of the following four fiscal years is as follows:

Year Ending December 31:
2014	$27,000
2015	109,000
2016	89,000
2017	62,000
2018	57,000

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

The following table presents the changes in the Company’s warranty liability for the nine-month periods ended September 30, 2014 and 2013, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2014	2013
Beginning balance	$564,000	$590,000
Amounts charged to expense	9,000	185,000
Actual warranty costs paid	(97,000)	(191,000)
Ending balance	$476,000	$584,000

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

At September 30, 2014 there was $239,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2011-2013 remain open to examination by the Internal Revenue Service and the years 2010-2013 remain open to examination by various state tax departments. During the second quarter, the IRS completed an examination of our 2011 federal income tax return. There were no material changes to the return as filed. The tax years from 2011-2013 remain open in Costa Rica.

The Company’s effective income tax rate was 36.9% for the first nine months of 2014. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions. The foreign operating losses may ultimately be deductible in the countries in which they have occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate increase of approximately 2.7% for the nine months ended September 30, 2014. There were no additional uncertain tax positions identified in the first nine months of 2014. The Company’s effective income tax rate for the nine months ended September 30, 2013 was 112.9%, and differed from the federal tax rate due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, the release of contingent consideration from the Company’s 2011 acquisition and goodwill impairment not deductible for income tax purposes.

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

Information concerning the Company’s continuing operations in the various segments for the three and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended September 30, 2014
Sales	$19,938,286	$11,271,838	$2,223,800	$—	$33,433,924
Cost of sales	13,470,968	6,282,820	1,667,636	—	21,421,424
Gross profit	6,467,318	4,989,018	556,164	—	12,012,500
Selling, general and administrative expenses	3,643,668	5,031,880	679,051	—	9,354,599
Operating income (loss)	$2,823,650	$(42,862)	$(122,887)	$—	$2,657,901

Depreciation and amortization	$331,942	$242,712	$38,866	$—	$613,520

Capital expenditures	$1,262,856	$87,708	$4,818	$169,287	$1,524,669

Assets	$39,398,241	$26,652,267	$2,764,071	$33,762,011	$102,576,590

	Suttle	Transition Networks	JDL Technologies	Other	Total
Three Months Ended September 30, 2013
Sales	$14,838,164	$10,881,569	$18,897,140	$—	$44,616,873
Cost of sales	9,861,311	5,716,712	15,415,663	—	30,993,686
Gross profit	4,976,853	5,164,857	3,481,477	—	13,623,187
Selling, general and administrative expenses	3,288,969	5,165,239	1,014,764	—	9,468,972
Impairment	—	5,849,853			5,849,853
Operating income (loss)	$1,687,884	$(5,850,235)	$2,466,713	$—	$(1,695,638)

Depreciation and amortization	$265,278	$257,426	$46,446	$—	$569,150

Capital expenditures	$338,414	$251,757	$—	$80,306	$670,477

Assets	$29,786,727	$28,702,749	$21,711,436	$24,650,614	$104,851,526

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine Months Ended September 30, 2014
Sales	$51,826,860	$32,588,539	$7,425,908	$—	$91,841,307
Cost of sales	35,594,164	17,507,487	5,645,371	—	58,747,022
Gross profit	16,232,696	15,081,052	1,780,537	—	33,094,285
Selling, general and administrative expenses	10,139,487	15,820,650	2,084,820	—	28,044,957
Restructuring expense		237,838	—		237,838
Operating income (loss)	$6,093,209	$(977,436)	$(304,283)	$—	$4,811,490

Depreciation and amortization	$939,910	$704,130	$112,752	$—	$1,756,792

Capital expenditures	$3,127,566	$453,345	$22,834	$384,156	$3,987,901

	Suttle	Transition Networks	JDL Technologies	Other	Total
Nine Months Ended September 30, 2013
Sales	$41,102,681	$32,156,461	$30,747,064	$—	$104,006,206
Cost of sales	28,948,153	15,595,728	24,534,895	—	69,078,776
Gross profit	12,154,528	16,560,733	6,212,169	—	34,927,430
Selling, general and administrative expenses	8,644,047	16,781,873	2,409,668	—	27,835,588
Impairment	—	5,849,853			5,849,853
Operating income (loss)	$3,510,481	$(6,070,993)	$3,802,501	$—	$1,241,989

Depreciation and amortization	$784,600	$717,591	$125,613	$—	$1,627,804

Capital expenditures	$777,196	$752,732	$15,361	$431,769	$1,977,058

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit cost of the pension plans for the three-months and nine-months ended September 30, 2014 and 2013 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$1,000	$77,000	$4,000	$206,000
Interest cost	34,000	68,000	113,000	183,000
Expected return on assets	(44,000)	(73,000)	(145,000)	(196,000)
Net periodic pension (benefit) cost	$(9,000)	$72,000	$(28,000)	$193,000

NOTE 11 – NET INCOME PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 21,289 and 22,150 shares for the three and nine-months ended 2014, respectively. The dilutive effect of stock options for the three and nine-month periods ended September 30, 2013 was 2,664 shares and 6,972 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 198,703 and 391,926 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 171,544 shares were not included for the three and nine month period ended September 30, 2014 because of unmet performance conditions. Options totaling 155,014 were excluded from the calculation of diluted earnings per share for the nine-months ended September 30, 2013 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 241,623 shares were not included for the nine-months ended September 30, 2013 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013, are summarized below:

	September 30, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,002,989	$—	$—	$6,002,989
Certificates of deposit		—		—
Subtotal	6,002,989	—	—	6,002,989

Short-term investments:
Certificates of deposit	—	1,923,144	—	1,923,144
Corporate Notes/Bonds	—	2,701,613	—	2,701,613
Subtotal	—	4,624,757	—	4,624,757

Long-term investments:
Certificates of deposit	—	4,269,715	—	4,269,715
Corporate Notes/Bonds	—	6,802,105	—	6,802,105
Subtotal	—	11,071,820	—	11,071,820

Total	$6,002,989	$15,696,577	$—	$21,699,566

	December 31, 2013

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,751,965	$—	$—	$5,751,965
Certificates of deposit		239,904		239,904
Subtotal	5,751,965	239,904	—	5,991,869

Short-term investments:
Certificates of deposit	—	2,582,502	—	2,582,502
Corporate Notes/Bonds	—	3,159,812	—	3,159,812
Subtotal	—	5,742,314	—	5,742,314

Long-term investments:
Certificates of deposit	—	1,197,320	—	1,197,320
Corporate Notes/Bonds	—	2,723,658	—	2,723,658
Subtotal	—	3,920,978	—	3,920,978

Current Liabilities:
Accrued Consideration	—	—	(558,801)	(558,801)
Subtotal	—	—	(558,801)	(558,801)

Total	$5,751,965	$9,903,196	$(558,801)	$15,096,360

The change in the estimated contingent consideration during the nine months was due to $565,647 in payments and $6,846 in foreign currency gains.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2014.

NOTE 13 – RESTRUCTURING CHARGES

During the nine months ended September 30, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company paid $724,000 in restructuring charges during the first nine months of 2014 related to accruals at the end of 2013 as well as new charges in 2014 and had $0 in restructuring accruals recorded in accrued compensation and benefits at September 30, 2014.

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

Third Quarter 2014 Summary

•	Consolidated sales of $33.4 million compared to $44.6 million in Q3 2013.

	¡	Suttle sales grew 34%

	¡	Transition Networks sales rose 4%

	¡	JDL Technologies sales declined 88%

•	Gross profit of $12.0 million, or 36% of revenues, compared to gross profit of $13.6 million, or 31% of revenues, in Q3 2013.

•	Operating income improved to $2.7 million from an operating loss of $1.7 million in Q3 2013.

	¡	Suttle operating income grew 67% to $2.8 million

	¡	Transition Networks operating loss was $43,000

	¡	JDL Technologies operating loss was $123,000

•	Net income was $1.7 million, or $0.20 per diluted share, compared to a net loss of $2.0 million, or ($0.24) per diluted share, in Q3 2013.

•	Cash, cash equivalents, and investments increased to $32.0 million at September 30, 2014 from $29.7 million at December 31, 2013.

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

General Risks and Uncertainties;

•	The success of the holding company restructuring plan that we implemented in September 2013;

•	the ability of the CSI parent to oversee the Company’s three operating units function in an efficient and cost-effective manner;

•	the ability of our three business operating units to operate profitably; and

•	the impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to major communication service providers and their continued investment and deployment into building out their networks;

•	Suttle’s ability to continue to introduce and sell new G.hn products and FTTx (fiber-to-the-home or node) products; and

•	the continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets; and

•	Transition Networks’ ability to profitably penetrate certain international markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school districts;

•	JDL’s ability to profitably expand outside its South Florida education market to small and medium sized commercial businesses; and

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

Company Results

Three Months Ended September 30, 2014 Compared to
Three Months Ended September 30, 2013

Consolidated sales decreased 25% in 2014 to $33,434,000 compared to $44,617,000 in 2013. Consolidated operating income in 2014 increased to $2,658,000 compared to an operating loss of $1,696,000 in the third quarter of 2013. Net income in 2014 increased to $1,695,000 or $0.20 per share compared to a net loss of $2,036,000 or $ (0.24) per share in the third quarter of 2013.

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

Suttle Results

Suttle sales increased 34% in the third quarter of 2014 to $19,938,000 compared to $14,838,000 in the same period of 2013 due largely to revenue generated from new FTTx (fiber to the home or node) product platforms. Sales by customer groups in the third quarter of 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Communication service providers	$17,446,000	$12,422,000
Distributors	1,578,000	1,417,000
International	873,000	922,000
Other	41,000	77,000
	$19,938,000	$14,838,000

Suttle’s sales by product groups in third quarter of 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$3,586,000	$4,012,000
Structured cabling products	9,047,000	7,647,000
DSL products	1,431,000	1,829,000
FTTx products	5,828,000	1,212,000
Other products	46,000	138,000
	$19,938,000	$14,838,000

Sales to the major communication service providers increased 40% in 2014 due to growth in core high-speed copper connectivity products and success in securing new business in multiple FTTx domains. Sales to major communication service providers accounted for 88% of Suttle’s sales in the third quarter of 2014 compared to 84% of sales in 2013. Sales to distributors increased 11% in 2014 due to growth in high speed copper connectivity products. This customer segment accounted for 8% and 10% of sales in the third quarters of 2014 and 2013, respectively. International sales decreased 5% and accounted for 4% of Suttle’s third quarter 2014 sales, due to a reduction in revenue from Austin Taylor legacy products, in part due to the Company’s termination of a non-profitable OEM contract.

Sales of structured cabling products increased 18%. Sales of DSL products decreased 22% and modular connecting products sales decreased 11% due to shifts in technology.

Suttle’s gross margin increased 30% in the third quarter of 2014 to $6,467,000 compared to $4,977,000 in the same period of 2013. Gross margin as a percentage of sales decreased to 32% from 34% in the same period of 2013 due to increased investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 11% to $3,644,000, or 18.3% of sales, in the third quarter of 2014 compared to $3,289,000, or 22.2% of sales, in the same period in 2013 due to investment and recruitment of expertise in sales, operations, technology, product management, and engineering. Suttle’s operating income was $2,824,000 in the third quarter of 2014 compared to $1,688,000 in 2013.

Transition Networks Results

Transition Networks sales increased 4% to $11,272,000 in the third quarter of 2014 compared to $10,882,000 in 2013 due to increased activity in the North American and Rest of World markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2014	2013
North America	$8,354,000	$7,753,000
Europe, Middle East, Africa (“EMEA”)	1,002,000	1,275,000
Rest of World	1,916,000	1,854,000
	$11,272,000	$10,882,000

The following table summarizes Transition Networks’ 2014 and 2013 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$7,478,000	$7,993,000
Ethernet switches	1,214,000	851,000
Ethernet adapters	1,298,000	647,000
Other products	1,282,000	1,391,000
	$11,272,000	$10,882,000

Sales in North America increased 8% or $601,000 due to improving conditions at key customers. International sales decreased $211,000, or 7%, mainly due to lower circuit emulation and service contract sales out of the United Kingdom site. Sales of media converters decreased 6% or $515,000, due to a decline in domestic sales resulting from competitive pricing pressures and a slowdown of projects sold from the United Kingdom site.

Gross margin on third quarter Transition Networks’ sales decreased 3% to $4,989,000 in 2014 from $5,165,000 in 2013. Gross margin as a percentage of sales decreased to 44% in 2014 from 47% in 2013 due to unfavorable product mix and pricing pressure. Selling, general and administrative expenses decreased 3% to $5,032,000, or 44.6% of sales, in 2014 compared to $5,165,000, or 47.5% of sales, in 2013 due to the closing of our China facility earlier in 2014. Operating loss was $43,000 in 2014 compared to a loss of $5,850,000 in 2013, due to a goodwill impairment loss of $5,850,000 in the third quarter of 2013.

JDL Technologies, Inc. Results

JDL Technologies, Inc. sales decreased 88% to $2,224,000 in the third quarter of 2014 compared to $18,897,000 in 2013.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$1,800,000	$3,393,000
Miami Dade County FL schools	19,000	14,553,000
All other	405,000	951,000
	$2,224,000	$18,897,000

Revenues earned from Broward County Public Schools, Florida decreased $1,593,000 or 47% in the third quarter of 2014 as compared to the 2013 third quarter due to the Federal government’s decision to withhold all priority two E-Rate funding for the current fiscal year, which required the district to find alternate funding sources for planned projects. Revenues earned from Miami-Dade County Public Schools in the third quarter of 2013 are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district received federal funding under the E-Rate program to expand wireless connectivity for students and staff. This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) decreased by 57% to $405,000 as there were fewer large infrastructure transactions completed in the third quarter due to a combination of market trends and JDL’s continued focus on higher margined managed service growth.

Gross margin decreased 84% to $556,000 in the third quarter of 2014 compared to $3,481,000 in the same period in 2013. Gross margin as a percentage of sales increased to 25% in 2014 from 18% in 2013 due to a change in the mix of revenue, as the sales into Miami-Dade County Public Schools had lower margins in 2013. Selling, general and administrative expenses decreased 33% in 2014 to $679,000, or 30.5% of sales, compared to $1,015,000, or 5.4% of sales, in 2013 due to a decrease in internal costs associated with the higher revenue achieved in the previous year’s E-Rate driven business. Selling, general and administrative expenses as a percentage of sales were much higher in the 2014 period as JDL’s non-variable general and administrative expenses constituted a much higher percentage of the lower 2014 sales. JDL Technologies reported an operating loss of $123,000 in the third quarter of 2014 compared to operating income of $2,467,000 in the same period of 2013.

Other

The Company’s income before income taxes increased to $2,734,000 in 2014 compared to a loss of $1,756,000 in 2013. The Company’s effective income tax rate was 38.0% in 2014 and (16.0%) in 2013. This effective tax rate for 2014 differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions.

Nine Months Ended September 30, 2014 Compared to
Nine Months Ended September 30, 2013

Consolidated sales decreased 12% in 2014 to $91,841,000 compared to $104,006,000 in 2013. Consolidated operating income in 2014 increased to $4,811,000 compared to $1,242,000 in the first nine months of 2013. Net income in 2014 increased to $2,992,000 or $0.35 per share compared to a net loss of $155,000 or $ (0.02) per share in the first nine months of 2013.

Suttle Results

Suttle sales increased 26% in the first nine months of 2014 to $51,827,000 compared to $41,103,000 in the same period of 2013 due to revenue generated from new FTTx (fiber to the home or node) product platforms. Sales by customer groups in the first nine months of 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Communication service providers	$44,168,000	$32,447,000
Distributors	4,591,000	4,574,000
International	2,865,000	3,771,000
Other	203,000	311,000
	$51,827,000	$41,103,000

Suttle’s sales by product groups in first nine months of 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$9,976,000	$10,911,000
Structured cabling products	24,822,000	19,723,000
DSL products	4,415,000	6,337,000
FTTx products	12,385,000	2,632,000
Other products	229,000	1,500,000
	$51,827,000	$41,103,000

Sales to the major communication service providers increased 36% in 2014 due to growth in core high-speed copper connectivity products and success in securing new business in multiple FTTx domains. Sales to major communication service providers accounted for 85% of Suttle’s sales in the first nine months of 2014 compared to 79% of sales in 2013. Sales to distributors remained flat in 2014. This customer segment accounted for 9% and 11% of sales in the first nine months of 2014 and 2013, respectively. International sales decreased 24% and accounted for 6% of Suttle’s first nine months 2014 sales, due to a reduction in revenue from Austin Taylor legacy products, in part due to the Company’s termination of a non-profitable OEM contract.

Sales of structured cabling products increased 26%. Sales of DSL products decreased 30% and modular connecting products sales decreased 9% due to shifts in technology.

Suttle’s gross margin increased 34% in the first nine months of 2014 to $16,233,000 compared to $12,155,000 in the same period of 2013. Gross margin as a percentage of sales increased to 31% from 30% in 2013 due to introduction of new FTTx products, focused value engineering and cost optimization efforts, and economies of scale. Selling, general and administrative expenses increased 17% to $10,139,000, or 19.6% of sales, in the first nine months of 2014 compared to $8,644,000, or 21.0% of sales, in the same period in 2013 due to investment and recruitment of expertise in sales, operations, technology, product management, and engineering. Suttle’s operating income was $6,093,000 in the first nine months of 2014 compared to $3,510,000 in 2013.

Transition Networks Results

Transition Networks sales increased slightly to $32,589,000 in the first nine months of 2014 compared to $32,156,000 in 2013. Transition Networks organizes its sales force by channel to market and segments its customers geographically. First nine months sales by region are presented in the following table:

	Transition Networks Sales by Region
	2014	2013
North America	$23,467,000	$21,784,000
Europe, Middle East, Africa (“EMEA”)	3,323,000	4,028,000
Rest of World	5,799,000	6,344,000
	$32,589,000	$32,156,000

The following table summarizes Transition Networks’ 2014 and 2013 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$20,920,000	$21,703,000
Ethernet switches	3,631,000	3,285,000
Ethernet adapters	3,095,000	2,172,000
Other products	4,943,000	4,996,000
	$32,589,000	$32,156,000

Sales in North America increased 8% or $1,683,000 due to increased sales into the Federal government channel. International sales decreased $1,250,000, or 12%, due mainly to a weaker first quarter of this year compared to last year. Sales of media converters decreased 4% or $783,000 due to continued competitive pressures and delays in new product introduction.

Gross margin on first nine months Transition Networks’ sales decreased 9% to $15,081,000 in 2014 from $16,561,000 in 2013. Gross margin as a percentage of sales decreased to 46% in 2014 from 52% in 2013 due to unfavorable product mix and competitive prices. Selling, general and administrative expenses decreased 6% to $15,821,000, or 48.5% of sales, in the first nine months of 2014 compared to $16,782,000, or 52.2% of sales, in 2013 due to restructuring of certain go-to-market functions in the last three quarters of 2013, higher ERP related expenses in the same period and the closure of the China facility in 2014. Operating loss decreased to $977,000 in 2014 compared to an operating loss of $6,071,000 in 2013, primarily due a goodwill impairment charge of $5,850,000 in the third quarter of 2013.

JDL Technologies, Inc. Results

JDL Technologies, Inc. sales decreased 76% to $7,426,000 in the first nine months of 2014 compared to $30,747,000 in 2013.

Revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$5,755,000	$7,294,000
Miami Dade County FL schools	119,000	21,691,000
All other	1,552,000	1,762,000
	$7,426,000	$30,747,000

Revenues earned through sales to Broward County Public Schools, decreased $1,539,000 in the first nine months of 2014 as compared to the 2013 first nine months due to the Federal government’s decision to withhold all priority two E-Rate funding for the current fiscal year, which required the district to find alternate funding sources for planned projects. Revenues earned through sales to Miami-Dade County Public Schools in the first nine months of both 2014 and 2013 are related to the district’s “Bringing Wireless to the Classroom” initiative for which the district received federal funding under the E-Rate program to expand wireless connectivity for students and staff. This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium sized commercial businesses (SMBs) decreased by 12% or $210,000 as there were fewer large infrastructure transactions completed in the third quarter due to a combination of market trends and JDL’s continued focus on higher margin managed service growth.

Gross margin decreased 71% to $1,781,000 in the first nine months of 2014 compared to $6,212,000 in the same period in 2013. Gross margin as a percentage of sales increased to 24% in 2014 from 20% in 2013 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than the more traditional value-added service. Selling, general and administrative expenses decreased in 2014 to $2,085,000, or 28.1% of sales, compared to $2,410,000, or 7.8% of sales, in 2013 due to a decrease in internal costs associated with the higher revenue achieved in the previous year’s E-Rate driven business. Selling, general and administrative expenses as a percentage of sales were much higher in the 2014 period as JDL’s non-variable general and administrative expenses constituted a much higher percentage of the lower 2014 sales. JDL Technologies reported an operating loss of $304,000 in the first nine months of 2014 compared to operating income of $3,803,000 in the same period of 2013.

Because federal and local funding for investments in IT infrastructure and services for K-12 schools varies substantially from year to year, JDL Technologies has experienced large swings in quarterly and annual revenues. We expect this volatility in revenues to continue in the balance of 2014 and future years. Based on recent indications from the federal government, we anticipate that the E-Rate program will be insufficiently funded to enable the Miami-Dade and Broward school districts to complete all the IT projects slated for 2014. If additional federal government funding does not materialize in 2014 and 2015, we may experience delay or cancellation of present or future wireless infrastructure projects in the districts. As previously reported, our 2013 results included approximately $23.0 million in revenue from a wireless connectivity project for the Miami- Dade County Public School district.

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

Other

The Company’s income before income taxes increased to $4,744,000 in 2014 compared to $1,204,000 in 2013. The Company’s effective income tax rate was 36.9% in 2014 and 112.9% in 2013. This effective tax rate for 2014 differs from the federal tax rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions. The effect of the foreign operations is an overall rate increase of approximately 2.7% in the first nine months of 2014. The Company’s effective income tax rate for the nine months ended September 30, 2013 differed from the federal tax rate due to state income taxes, return to provision adjustments, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, the release of contingent consideration from the Company’s 2011 acquisition and goodwill impairment not deductible for income tax purposes.

Liquidity and Capital Resources

As of September 30, 2014, the Company had approximately $32,028,000 in cash, cash equivalents and investments. Of this amount, $6,003,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $15,697,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2014.

The Company had working capital of $60,731,000, consisting of current assets of approximately $73,730,000 and current liabilities of $12,999,000 at September 30, 2014 compared to working capital of $70,599,000, consisting of current assets of $83,672,000 and current liabilities of $13,073,000 at December 31, 2013. The Company’s working capital at September 30, 2014 decreased from year-end as the Company increased its ownership of long-term investments to $11,072,000 from $3,921,000.

Cash flow provided by operating activities was approximately $11,170,000 in the first nine months of 2014 compared to $11,832,000 used in the same period of 2013. Significant working capital changes from December 31, 2013 to September 30, 2014 included a decrease in receivables of $6,280,000 due to the receipt of outstanding receivables at JDL Technologies related to the Miami Dade project primarily completed in 2013, partially offset by an increase in sales at Suttle during the quarter and an increase in Suttle-related inventory and related accounts payable.

Net cash used in investing activities was $10,019,000 in the first nine months of 2014 compared to $5,048,000 provided in the same period of 2013. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities, moving more of its capital into longer term investments.

Net cash used by financing activities was $4,845,000 in the first nine months of 2014 compared to $2,971,000 in the same period of 2013. The Company made $566,000 in contingent consideration payments related to the Patapsco acquisition in 2011. There are no future contingent consideration payments related to this acquisition. Cash dividends paid on common stock increased to $4,187,000 in 2014 ($0.48 per common share) from $2,730,000 in 2013 due to an accelerated payment of the dividend declared and paid in December 2012. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $221,000 in 2014 and $247,000 in 2013. The Company did not repurchase any shares in 2014 or 2013 under the Board authorized program. At September 30, 2014, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $17,000 and $0 in 2014 and 2013, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.3% at September 30, 2014). There were no borrowings on the line of credit during the first nine months of 2014 or 2013. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

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

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2013 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2014.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2014 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Not Applicable.

Item 1A. Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2014	629	$12.90	—	411,910
August 2014	583	10.98	—	411,910
September 2014	—	—	—	411,910
Total	1,212	$10.98	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits.

          The following exhibits are included herein:

10.1

Third Amendment to Credit Agreement and First Amendment to Amended and Restated Revolving Note dated as of October 31, 2014 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated November 5, 2014 announcing 2014 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 6, 2014		Interim Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: November 6, 2014		Chief Financial Officer