Form 10-K
period 2014-12-31
COMMUNICATIONS SYSTEMS INC
filed 2015-03-12
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $84,159,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2014.

As of March 1, 2015 there were outstanding 8,658,784 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.), Costa Rica, and the United Kingdom (U.K.). CSI is principally engaged through its Suttle, Inc. subsidiary and business unit in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks, Inc. subsidiary and business unit in the manufacture and sale of core media conversion products for telecommunications networks. Through its JDL Technologies, Inc. subsidiary and business unit, CSI provides IT solutions including network design, computer infrastructure installations, IT service management, change management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; and JDL Technologies, (JDL), which provides IT solutions. Effective January 1, 2014, the Company realigned the financial reporting for its business units.  As a result of this realignment, all corporate general and administrative expenses that were previously categorized as “Other” are now included within the three business units as fully allocated costs. There are no material intersegment revenues.  Further information regarding these segments, including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of the Notes to Consolidated Financial Statements under Item 8.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1)  Information Regarding Business Segments

(i)  Suttle, Inc.

Suttle manufactures and markets a variety of telecommunication products for outside plant, connectivity and premise distribution under the Suttle brand name in the United States and internationally. Suttle’s new FutureLinkTM brand includes solutions for higher speeds, tool-less connectivity and lower cost of ownership, such as copper and fiber connectivity systems, enclosure systems, network interface devices (NIDs), splitters, and active technologies for voice, data and video communications. The new plastic MediaMAXTM brand is optimized for wired and wireless gigabit connectivity to all areas of the home and small office and rounds out Suttle’s premise distribution portfolio, which also includes the traditional metal   SOHO  Access ™ , and passive lines, such as xDSL filters, under the SpeedStarTM brand. The Company manufactures 70% of its products at its plants in Hector, Minnesota (Suttle, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 30% are purchased from offshore contract manufacturers. Segment sales were $67,330,000 (57% of consolidated revenues) in 2014 and $54,346,000 (41% of consolidated revenues) in 2013.

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

Suttle OSP systems are designed for flexibility and scalability in real world applications for both copper and fiber networks. Suttle's FutureLinkTM OSP Fiber solutions offer a range of products including terminals, patch-and-splice and splitter enclosures. For copper networks, Suttle’s FutureLinkTM OSP Copper solutions include building entrance terminals and enclosures.

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

Suttle’s new MediaMAXTM brand for reliable brownfield and greenfield premise connectivity meets the increasing demand for wired and wireless high-speed connectivity throughout the home and small office. Designed to optimize installation cost and practices while maximizing coverage and bandwidth at the point of use for multiple deployment topologies, this brand includes a premise connectivity and distribution system, featuring plastic modular enclosures and tool-less, snap-in modules to minimize wireless interference.

Suttle’s fiber solutions help providers in the deployment of fiber to the premise (FTTP) service under the FutureLink™ brand. These products feature higher speed connections, tool-less connectivity and lower cost of ownership. Our popular SOHO Access™ enclosures and modules provide flexibility and versatility for the termination and management of voice, data, and video connections.

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

Markets and Marketing

Suttle markets its outside plant and premise distribution products globally to telecommunications companies.  Suttle has a solid history of offering long-term solutions to some of the largest global providers by understanding the customer’s needs and providing innovative solutions coupled with strong customer support. Suttle also markets its products to service providers, residential builders, and low-voltage installers through distributors and the Company’s sales staff. Suttle reaches its targeted customers through a variety of marketing media including trade shows, associations, advertising, social media and the Suttle website.

Suttle recently changed its domain name for electronic communications to SuttleSolutions.com to emphasize our focus on end-to-end customer oriented solutions for communication service providers.

Customers

Suttle’s customers include the major communication companies globally, including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT, and CenturyLink. Suttle serves these major telephone companies directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 84% of Suttle’s sales in 2014 and 80% in 2013.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors, but also directly through its sales staff. Sales to cable customers and original equipment manufacturers (OEMs) are made through the nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 9% of Suttle’s sales in 2014 and 11% in 2013. Sales to international customers and other customers represented 7% of Suttle’s sales in 2014 and 9% in 2013.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. In addition, distributors of Suttle’s products also market products for one or more of its competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements.  Outstanding customer orders at March 1, 2015 were approximately $2,356,000 compared to approximately $2,008,000 at March 1, 2014.  New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

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

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $3,670,000 in 2014 compared to $483,000 in 2013.

Intellectual Property
The Suttle brand name is a trademark important to its business. Suttle regularly supports this name by trade advertising and believes it is well known in the marketplace. Other important trademarks include FutureLinkTM brand umbrella for end-to-end products for outside plant, connectivity and premise distribution; plastic MediaMAXTM and metal SOHO Access™ for small office and home office enclosures and modules; SpeedStarTM for passive premise connectivity; and CorroShield® brand gel that prevents network corrosion.

(ii) Transition Networks, Inc.

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains operations in the U.K. Transition designs, assembles and markets media converters, NIDs, network interface cards (NICs), Ethernet switches, Small Form Factor Pluggable modules (SFP), and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its products through distributors, resellers, integrators, and OEMs. These media converters, NIDs, and Ethernet Switch products allow network operators to transmit voice and data across networks and between copper-wired and fiber-optic equipment. Sales by Transition Networks were $43,174,000 (36% of consolidated sales) in 2014 compared to $43,857,000 (33% of consolidated sales) in 2013. International sales accounted for 27% of Transition’s sales, or $11,645,000 in 2014, compared to $13,196,000, or 30% of Transition’s sales in 2013.

Products

Transition Networks designs, assembles and sells media converter devices, NIDs, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals across networks and between systems using different types of media (for example, between copper and fiber optic networks). These products enable customers to integrate fiber optics into their existing network infrastructure as their networks grow, and extend data services to customers at remote locations. Protocols supported include: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, Circuit Emulation Services (TDM or ISDN over Ethernet or IP), RS232, RS485, OC3, OC12, and more. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred.  In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including powerful Orchestration and Element Management System (EMS) software for providing superior service provisioning and monitoring of next-generation Carrier Ethernet 2.0 Services.  The Company has been developing and marketing Ethernet-based networking products for approximately 28 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, government, and security markets.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations. In 2014, 53% of the total value of its products was manufactured in Asia while the remaining 47% was manufactured in the US. Offshore sources of supply are subject to certain risks, including political risk. The Company has alternate sources of supply for its products in different geographical locations and to date has not had problems obtaining necessary product.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets  including the federal government, enterprise, service provider, industrial, and surveillance markets. Transition Networks has a broad customer base and its products are used in a variety of applications.

The media conversion product line is used in several applications. The ION and Point System™ chassis-based modular systems are used primarily in telecommunications closets for high-density applications and when multiple protocols need to be supported. Stand-alone media converters are used typically at a workstation or for lower density applications. The line of Ethernet switches is used in last mile access, backhaul, central closet and at the end user stations.  The Carrier Ethernet NID line of products addresses the high quality access requirements for both business services and wireless backhaul data communications and telecommunications applications.

Marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, email, social media and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

The Company’s “Transition Networks” and “MILAN” brand names are important to its business. The Company regularly supports these names by trade advertising and believes them to be well known in the marketplace.

Research and Development

Transition Networks develops products for the federal government, enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include remote management devices built on the IEEE® 802.3AH, 802.3AG, ITU-T Y.1731 standards, Metro Ethernet Forum (MEF)® and MEF 2.0 standards, and Power Over Ethernet devices based on the IEEE® 802.3AF and  IEEE® 802.3AT standards. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $4,166,000 in 2014 compared to $2,277,000 in 2013. Transition Networks significantly accelerated its research and development activities in 2014 to improve its product portfolio.

Transition Networks’ conducts its research and development operations in the United States and the United Kingdom. The US location has a global engineering and product development leadership responsibility. The UK facility was added in 2011 as a result of the Patapsco acquisition. The UK location focuses on engineering and support for Circuit Emulation Products as well as logistics and sales activities.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for high volume products in the Fast Ethernet and Gigabit Ethernet families, as well as the NIDs. Low cost competitors from China and Taiwan are strongest in Asian, Europe, Middle East, and Africa (EMEA) and South American markets, but have had limited success in the North American market for the media converter products. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $1,683,000 at March 1, 2015 and $2,389,000 at March 1, 2014.  Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc. (“JDL Technologies” or “JDL”), based in Fort Lauderdale, Florida, is a managed service provider and value-added reseller, supplying  information technology (IT) solutions focused on IT service and support management; network design, deployment and integration; cloud and virtualization services; and network operations center management. JDL’s 2014 sales were $8,567,000 (7% of consolidated sales) compared to 2013 sales of $33,116,000 (25% of consolidated sales). Project revenue totaled $6,836,000 in 2014 or 80% of JDL sales compared to $31,698,000 in 2013 or 96% of JDL sales. Managed services revenues grew to $1,731,000 in 2014 from $1,418,000 in 2013.

Competitive Strategy

While the Florida information technology market includes a number of other managed service providers (MSPs) and value-added resellers (VARs), JDL has differentiated itself in several strategic ways during more than 15 years of operations, and is well qualified to help organizations optimize their information technology.

■
JDL is committed to helping IT professionals keep their technology up and running, fix problems quickly, support their user communities, and regularly add new value to their organizations. Key avenues for delivering on this commitment—and distinct competitive advantages—are JDL’s secure, on-premise, state-of-the-art redundant datacenter and managed services operations center. JDL Technologies was recently named to the Elite 150 Managed Service Providers in North America, part of The Channel Company’s 2015 MSP 500 list. JDL also holds the MSP Trustmark credential from CompTIA and is a member of the MSP Alliance.

■
JDL’s portfolio of technology solutions continues to expand to reflect the constant introduction of new technologies and  growing demand among businesses for current solutions to strengthen their competitive edge and continuity. With its team of professionally certified engineers, more than 300 years of technical experience, and talented leadership, JDL Technologies develops best-of-breed IT solutions that effectively meet these demands.  JDL was named to the 2014 CRN Solution Provider 500.

■
Augmenting its own exceptional bench strength, JDL maintains active partnerships with industry leaders such as Cisco, Citrix, EMC, HP, Sophos and VMware, as well as younger technology innovators like Aerohive, All Medical Solutions, Bradford Networks, Nutanix and RingCentral. These strategic partnerships enable JDL to leverage a comprehensive array of proven technologies to provide solutions that meet each client’s specific needs.

As a result of these combined factors, JDL Technologies has become a trusted advisor to a wide range of clients throughout Florida, earning important incremental business and solid references. In particular, JDL continues to grow its managed services base, successfully attracting enterprise clients with multiple locations in Florida and throughout the U.S. and generating steadily increasing recurring monthly revenues.

Targeted Vertical Markets

Looking beyond its deep roots in the public education sector, in 2012 JDL began to aggressively expand into select other verticals, including the healthcare and general commercial enterprise markets.

Education:
Since JDL Technologies was formed, its largest client has been the School Board of Broward County, Florida (SBBC), the sixth largest public school system in the United States. JDL staffs and manages the SBBC network operations center, which monitors all network elements (servers, switches, routers) and more than 60,000 computers in 265 buildings. In 2014, Broward chose JDL to install wireless networks for its schools, with wireless access points being installed in every classroom as funding becomes available.  Currently, more than 5,523 access points are installed and in service,

JDL monitors Florida’s public school districts for requests for proposals, and actively bids on all work for which it is qualified. As a result, JDL won bids to perform wireless infrastructure projects for Monroe County and DeSoto County Public Schools in 2014.

Healthcare:
JDL continues to aggressively pursue the $1.3 billion healthcare market in Florida, using HIPAA compliance training seminars and HIPAA-required security risk assessments to acquire clients and position for additional IT services sales, including managed services. More than 30 security risk assessments were completed in 2014, and the company will hire an additional HIPAA Security Analyst to support sales growth in 2015.  Strategically, JDL is beginning to segment its training and solutions for small practices, larger providers including medical centers and regional hospitals, and suppliers (known as Business Associates in HIPAA parlance) who are also bound by HIPAA requirements. The company has a robust managed services practice in the healthcare market, with clients ranging from small single-office practices to multi-location regional specialists to medical insurance providers.

Commercial:
Among commercial enterprises, JDL Technologies continues to build a solid roster of diverse clients that include the following examples, along with incremental revenues from additional projects:

-	A 60-year-old Florida financial institution with two dozen branches and more than $4 billion in assets;
-	A global fitness program whose 14 million followers take weekly classes in over 100,000 locations;
-	The largest private international bank in South America;
-	Several of the largest construction firms in Florida; and
-	A well-funded non-profit organization with 19 locations in the continental U.S.

Technology Solutions

As a managed service provider and value-added reseller, JDL Technologies specializes in delivering information technology solutions that enable organizations to focus on the mission-critical activities that drive their success. JDL’s IT solutions encompass an extensive range of networking, virtualization, cloud and infrastructure  services, many of which are available under ongoing JDL management to conserve client IT resources and generate monthly recurring revenues for JDL. As information technology continues to evolve, JDL is committed to retaining its position on the leading edge by ensuring its engineers are trained and certified in the newest technology solutions.

Managed Services:
JDL Technologies continues to expand its reach as a Managed Service Provider, growing its client base beyond South Florida to achieve a greater nationwide presence in just two years.  The company offers a managed service program designed specifically for the healthcare market, and others for the commercial and education markets.  Programs offer network management, availability assurance, event alerting and incident management; server, workstation, mobile device and other asset management; software patching and other security services; help desk support for client users; SIP trunking; migration, conversion and vendor management, as well as  technical consulting services and training.

Network Services:
The JDL team has extensive experience in assessing, designing and implementing wired and wireless networks, as well as entire IT infrastructures. Networking services also include MPLS, private line and IP, network and endpoint security, network tuning and cabling/wiring services. Public school districts and healthcare offices, in particular, are actively leveraging wireless networks to simplify their communications systems, reduce their technology footprint in confined spaces, and lower maintenance costs. Wireless networking deployments will be increasingly demanded by school systems as the modernized E-Rate program enables funding for managed wireless networks, or wireless as a service, in addition to more traditional wireless projects.

Cloud Solutions:
JDL cloud services range from storage, backup and recovery to hosted PBX, hosted contact center services and hosted email services, all billable as monthly recurring revenue. Many clients are opting to move elements of their infrastructures to the cloud for the benefits of vertical and horizontal scalability, internal bandwidth conservation and other advantages.  Cloud services are also attractive for simplifying IT management for staffs with limited or overtaxed IT resources.

Virtualization:
JDL’s talented virtualization engineers assess, design, deploy, and manage virtualization programs that ensure client access to any workload, anytime, anywhere, on any device.  Virtualization may encompass desktops, servers, applications, storage or any combination, including connectivity and software licensing. Businesses gain the advantages of economies of scale, enhanced security, and disaster recovery protections that are inherent in virtualized environments.

Order Book and Recent Orders

Outstanding customer orders and contracts for JDL products and services were approximately $3,448,000 at March 1, 2015 and $1,501,000 at March 1, 2014.  The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

On March 9, 2015, the Company announced that JDL Technologies, Inc., had been awarded a new contract by the School Board of Broward County to provide Local Area Network, Wireless Local Area Network and data center upgrades, among other IT services, to the public K-12 schools of Broward County, Florida.  The Company estimates that the contract has the potential to generate up to approximately $83 million of revenue over the next five years.  Although JDL Technologies expects to begin providing services under the contact in the second quarter of calendar 2015, JDL Technologies and the School Board of Broward County have not finalized the timing of the services that will be delivered under the contract.

(2)  Employment Levels

As of March 1, 2015 the Company employed 578 people.  Of this number, 406 were employed by Suttle (including 115 in Hector, Minnesota, 289 in Costa Rica and 2 in the U.K.), 122 by Transition Networks, Inc. (106 in Minnetonka, MN and 16 in the U.K.), 35 by JDL Technologies, Inc.,  and 15 corporate general and administrative positions.

(3)  Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2015 are set forth below.  See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position1

Roger H.D. Lacey	64	Vice-Chairman of the Board and Chief Executive Officer [2014]2

Edwin C. Freeman	59	Vice President, Treasurer and Chief Financial Officer [2013]3

Bruce Blackwood	52	President and General Manager, Suttle, Inc. [2007]4

Scott Otis	53	President and General Manager, Transition Networks, Inc. [2013]5

Scott Fluegge	45	President and General Manager, JDL Technologies, Inc [2011]6

George Wakileh	49	Vice President of Technology Development, Suttle, Inc. [2009] 7

Kristin A. Hlavka	33	Corporate Controller [2011]8

1	Dates in brackets indicate year in which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors.

2
Mr. Lacey has been a director of the Company since 2008, was appointed Vice Chair in September 2013, and was appointed Interim Chief Executive Officer in June 2014.  On February 27, 2015 he was appointed as the Company’s Chief Executive Officer.  Mr. Lacey was Senior Vice President of Strategy and Corporate Development for 3M Corporation from 2009 until his retirement in 2013.  In addition, from 2000 until his retirement, he was 3M Corporation’s Chief Strategy Officer and head of mergers and acquisitions.

3
Mr. Freeman was appointed Chief Financial Officer in September 2013.  From March 1992 to September 2013, he held management positions within operations and finance at Bro-Tex Co., Inc, a private company that distributes non-woven materials, most recently serving as the Vice President and Chief Financial Officer. Prior to his appointment as Chief Financial Officer, he served as a director of CSI since 1988.

4
Mr. Blackwood was appointed Vice President and General Manager of Suttle in December 2007, and was named President and General Manager in September 2013.  From July 2001 to November 2007 he served as Suttle’s Vice President of Sales.  Prior to July 2001 he was Vice President of Sales for Americable.

5
Mr. Otis was appointed President and General Manager of Transition Networks in September 2013. From December 2010 to June 2011 he served as Vice President, Operations - Professional Services for TE Connectivity, Inc. Prior to December 2010, he was the Vice President, Marketing and Business Development – ADC Professional Services.

6
Mr. Fluegge was appointed Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

7
Mr. Wakileh has been Suttle’s Global Vice President of Technology and Business Development since 2009.  In addition, in June 2014 he was designated as the Company’s Corporate Scientist, with responsibility for developing strategy for and leading technology development throughout the Company. Mr. Wakileh has over 20 years’ experience in telecommunications technology development and strategy.

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

Risks Related to Our Business

The primary markets we serve are highly competitive, and our ability to compete requires continual focus on delivering high-quality, competitively priced products and services and the regular introduction of new products and services that meet evolving customer requirements.

Competition in the markets for voice and data communications products is intense. Our ability to compete with other manufacturers of these products depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. Our JDL subsidiary also experiences intense competition from other providers of IT products and services. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Some of our competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than we. Present and future competitors may be able to identify new markets and develop new products that are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than we. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

We face many challenges in maintaining acceptable margins, and our level of gross margin may not be sustainable.

Gross margins among our products and services vary and are subject to fluctuation from quarter to quarter.  The factors that may affect our gross margins adversely are numerous and include:

●	Changes in customer, geographic, or product mix;

●	Our ability to reduce product costs;

●	Increases in material or labor costs;

●	Expediting costs incurred to meet customer delivery requirements;

●	Excess inventory and inventory carrying charges;

●	Obsolescence charges;

●	Changes in shipment volume;

●	Changes in component pricing;

●	Increased price competition;

●	Changes in distribution channels;

●	Lower margins on competitive-bid contracts;

●	Increased warranty cost; and

●	Our ability to manage the impact of foreign currency exchange rate fluctuations.

Consolidation among our customers has occurred and further consolidation may occur, resulting in the loss of some customers and reducing revenue during the pendency of business combinations and related integration activities.

We believe future consolidation may occur among our customers as they attempt to increase market share and achieve greater economies of scale. Consolidation has affected our business as our customers focus on completing business combinations and integrating their operations. In some instances, customers integrating large-scale acquisitions have reduced their purchases of our products as they integrate.

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

A large portion of our revenues is derived from a relatively small number of customers, with our top ten customers accounting for 72%, 83% and 76% of net sales for 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, AT&T accounted for approximately 33%, 24% and 17% of our sales, respectively. Another one of our largest customers, Verizon, accounted for 6%, 8% and 8% of our net sales for the years 2014, 2013 and 2012. If we lose a significant customer for any reason, our sales and gross profit will be negatively affected.

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

Some competitors have greater engineering and product development resources than we have. Although we expect to continue to invest significant resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

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

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

●	the volume of customer orders and our ability to fulfill those orders in a timely manner;

●	the overall level of capital expenditures by our customers;

●	work stoppages and other developments affecting the operations of our customers;

●	the timing of and our ability to obtain new customer contracts;

●	the timing of revenue recognition;

●	the timing of new product and service introductions;

●	the availability of products and services;

●	market acceptance of new and enhanced versions of our products and services;

●	variations in the mix of products and services we sell;

●	the timing of federal and state government funding of projects;

●	the location and utilization of our production capacity and employees; and

●	the availability and cost of key components of our products.

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

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

●	delayed market acceptance of our products;

●	delayed product shipments;

●	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

●	damage to our reputation and our customer relationships;

●	delayed recognition of sales or reduced sales; and

●	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

Our sales and operations may continue to be impacted adversely by current global economic conditions.

Over the past several years, financial markets globally have experienced periods of extreme disruption. These have included, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of some investments and declining valuations of others. The frequency, severity and duration of these disruptions in the financial markets and the global economy are unknown. We cannot ensure that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have adversely affected our business in a number of ways and will likely continue to adversely affect our business during the foreseeable future.

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

Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:

●	advance notice requirements for shareholder proposals;

●	authorization for our board of directors to issue preferred stock without shareholder approval;

●	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 16.5% or more of our outstanding shares of common stock;

●	limitations on business combinations with interested shareholders; and

●	a super majority vote by shareholders is required to approve certain corporate actions, including merger transactions.

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

-
Suttle’s manufacturing is conducted at two locations.  At Hector, Minnesota, the Company owns three plants totaling 109,000 square feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

-	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K.

-	Transition Networks leases 7,000 square feet of office space in the U.K. for its Transition Networks, EMEA operations.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2014 and 2013.

	2014		2013
	High	Low	High	Low
First	$13.92	$10.78	$11.25	$9.75
Second	13.50	10.75	10.69	9.55
Third	13.09	10.68	12.35	9.66
Fourth	12.15	10.00	12.25	9.95

 (b)          HOLDERS

At March 1, 2015 there were approximately 563 registered holders of record of Communications Systems, Inc. common stock.

(c)           DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share
January 1, 2015	$.16
October 1, 2014	.16
July 1, 2014	.16
April 1, 2014	.16
January 1, 2014	.16
October 1, 2013	.16
July 1, 2013	.16
April 1, 2013	.16
December 27, 2012	.16

The Company accelerated the payment of the dividend declared in the fourth quarter of 2012 and paid the dividend on December 27, 2012 rather than January 1, 2013.  The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)           INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2014:

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares		Number of shares of
	of common stock		common stock
	to be issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding shares in
Plan Category (1)	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	22,008	$14.15	—
1992 Stock Plan-Nonemployee Director Plan	90,000	$10.56	—
1990 Employee Stock Purchase Plan	4,028	$9.45	21,483
2011 Executive Incentive Compensation Plan	628,861	$11.58	321,928

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)           FIVE YEAR PERFORMANCE GRAPH

The following graph presents, at the end of each of the Company’s last five fiscal years, the cumulative total return on the common stock of the Company as compared to the cumulative total return reported for the NASDAQ (U.S.), and the NASDAQ Telecommunications Index.  Company information and each index assume the investment of $100 on the last business day before January 1, 2009 and the reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return

Company or Index	2009	2010	2011	2012	2013	2014
Communications Systems, Inc.	$100.000	$118.455	$123.289	$96.579	$109.726	$109.165
NASDAQ US	100.000	129.261	151.943	152.417	177.459	236.879
NASDAQ TELCOM	100.000	110.924	132.294	139.737	168.433	191.004

(f)            RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)           PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2014 the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 2014	357	$10.75	—	411,910
November 2014	194	11.89	—	411,910
December 2014	—	—	—	411,910
Total	551	$11.15	—	411,910

(1)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(2)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
(in thousands, except per share amounts)

	Year Ended December 31

	2014	2013	2012	2011	2010

Selected Income Statement Data
Sales	$119,071	$131,320	$104,250	$143,775	$120,072

Costs and Expenses:
Cost of sales	76,913	86,421	62,753	84,880	68,872
Selling, general and administrative expenses	38,628	36,743	38,101	40,108	35,586
Impairment loss	—	5,850	—	1,272	—
Restructuring expense	238	1,149	—	—	—
Total Costs and Expenses	115,779	130,163	100,854	126,260	104,458
Operating Income	3,292	1,157	3,396	17,515	15,614
Other (Expense) Income, Net	(112)	(53)	2	105	20
Income Before Income Taxes	3,180	1,104	3,398	17,620	15,634
Income Tax Expense	1,219	2,061	1,160	7,822	5,919
Net Income (Loss)	$1,961	$(957)	$2,238	$9,798	$9,715
Basic Net Income (Loss) Per Share	$0.23	$(0.11)	$0.26	$1.16	$1.16
Diluted Net Income (Loss) Per Share	$0.23	$(0.11)	$0.26	$1.15	$1.15
Cash Dividends Declared Per Share	$0.64	$0.64	$0.64	$0.60	$0.59
Average Dilutive Shares Outstanding	8,640	8,531	8,519	8,496	8,415

Selected Balance Sheet Data
Total Assets	$100,286	$103,533	$112,535	$116,659	$109,070
Property, Plant and Equipment, Net	18,153	14,941	14,475	14,019	13,214
Long-term Liabilities	1,271	1,838	3,298	3,741	5,004
Stockholders’ Equity	86,020	88,622	93,995	97,531	91,397

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. provides physical connectivity infrastructure products and services for global deployments of broadband networks through the following business units:

Suttle
Founded in 1910, today Suttle is a leader in innovative network solutions that meet service providers’ needs from the central office all the way to the premise through OSP and premise distribution offerings for voice, data and video. Suttle’s product portfolio incorporates the best available technology, leveraging existing infrastructure, and laying the foundation for future growth. Products are designed to comply with the most stringent industry standards. Quality management systems are ISO 9001 and TL9000 certified.

Suttle’s best known brands include SOHO AccessTM—a full line of wiring components —and the new FutureLinkTM brand of high-speed and tool-less solutions that lower the service providers’ cost of ownership. The newest MediaMAXTM brand provides optimized wired and wireless gigabit connectivity for home and small office structured distribution.

Transition Networks
With over 25 years of growth and expertise in hardware and software development, Transition Networks offers customers the ability to affordably integrate the benefits of fiber optics into any data network, in any application, and in any environment. Offering support for multiple protocols, any interface, and a multitude of hardware platforms, Transition Networks’ portfolio gives customers the power to deliver and manage network traffic reliably over fiber. Based in Minneapolis, Minnesota, Transition Networks distributes hardware-based connectivity solutions exclusively through a network of resellers in over 90 countries.

JDL Technologies
JDL Technologies provides outsourced IT services and infrastructure to the education, healthcare, government and enterprise market segments. JDL’s portfolio of technology solutions includes virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. JDL’s largest customer has traditionally been the School Board of Broward County, Florida (SBBC). JDL runs SBBC’s Network Operation Center that monitors all network elements (servers, switches, routers) and over 60,000 computers in 265 buildings for the nation’s 6th largest school district.

Key 2014 Developments

●	The Company’s 2014 sales were $119.1 million, a 9% decrease compared to 2013 sales of $131.3 million.

●
The Company’s 2014 net income was $2.0 million, or $0.23 per diluted share, compared to a net loss of $958,000 or ($0.11) per diluted share in fiscal 2013. In 2013, the Company had a $5.8 million goodwill write-off.

●	At 2014 year end, the Company had cash, cash equivalents and investments of $29.9 million and positive working capital of $56.9 million.

●
Suttle sales increased 24% to $67.3 million in 2014 compared to $54.3 million in 2013, driven in part by an $11.6 million increase in sales of FTTx products.  Suttle’s operating income increased 78% to $6.6 million in 2014 from $3.7 million in 2013.

●	Transition Networks sales decreased 2% to $43.2 million in 2014 compared to $43.9 million in 2013.

●
Sales by JDL Technologies decreased 74% to $8.6 million in 2014 compared to $33.1 million in 2013. JDL’s 2013 results included almost $23 million in revenues from a large infrastructure project that generated only $119,000 in revenues in 2014.

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

Critical Accounting Policies

Inventory Valuation: We value inventories at the lower of cost or market. Reserves for overstock and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on historical usage, projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

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

Results of Operations

2014 Compared to 2013

Sales were $119,071,000 in 2014, a 9% decrease from sales of $131,320,000 in 2013.  Operating income increased 185% to $3,293,000 in 2014 as compared to $1,156,000 in 2013.  Income before income taxes increased 188% to $3,181,000 from $1,103,000 in 2013.  Net income increased 305% to $1,962,000 in 2014 compared to a net loss of $958,000 in 2013.

Suttle Results

Suttle sales increased 24% to $67,330,000 in 2014 compared to $54,346,000 in 2013. Sales by product groups in 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Modular connecting products	$13,015,000	$14,077,000
DSL products	6,052,000	8,057,000
Structured cabling products	31,916,000	26,900,000
FTTx products	16,073,000	4,444,000
Other products	274,000	868,000
	$67,330,000	$54,346,000

Suttle’s sales by customer groups in 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Telecommunication customers	$56,681,000	$43,296,000
Distributors	5,882,000	5,938,000
International	4,530,000	4,547,000
Other	237,000	565,000
	$67,330,000	$54,346,000

The increase in sales is due primarily to increased sales to Suttle’s domestic telecommunication customers. Sales to the telephone companies increased 31% to $56,681,000 in 2014 compared to $43,296,000 in 2013 due to growth in high-speed copper connectivity products and success in securing new business in multiple FTTx domains. Sales to these customers accounted for 84% of Suttle’s sales in 2014 compared to 80% of sales in 2013. Sales to distributors decreased 1% and accounted for 9% of sales in 2014 compared to 11% in 2013. International sales accounted for 7% of Suttle’s 2014 sales and remained stable compared to 2013.

Sales of structured cabling products increased 19% due to increased spending by telecommunication customers. Sales of FTTx products increased 262% due to securing new business in multiple FTTx domains. Modular connecting products sales decreased 8% due to shifts in technology. Sales of DSL products decreased 25% due to the maturation of the market and increased pricing pressures.

Suttle’s gross margin increased 33% to $20,992,000 in 2014 compared to $15,812,000 in 2013. The gross margin percentage increased to 31% in 2014 as compared to 29% in 2013 due to introduction of new FTTx products, focused value engineering and cost optimization efforts, and economies of scale.

Selling, general and administrative expenses increased $2,520,000, or 21% to $14,389,000, or 21.4% of sales, in 2014 compared to $11,869,000 in 2013, or 21.8% of sales, due to investment and recruitment of expertise in sales, operations, technology, product management, and engineering as well as increased expenses associated with the implementation of a new ERP system.

Suttle’s operating income increased 78% to $6,603,000 in 2014 from $3,716,000 in 2013.

Transition Networks

Transition Networks develops, markets, and sells active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from one-time network upgrade projects. The core markets for these products are enterprise, service providers, government, and industrial users. Roughly 73% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 2% to $43,174,000 in 2014 compared to $43,857,000 in 2013.  Transition Networks organizes its sales force by vertical markets and segments its customers geographically.  Sales by customer groups in 2014 and 2013 were:

	Transition Networks Sales by Region
	2014	2013
North America	$31,529,000	$30,661,000
EMEA	4,291,000	5,145,000
Rest of world	7,354,000	8,051,000
	$43,174,000	$43,857,000

The following table summarizes Transition Networks’ 2014 and 2013 sales by product group:

	Transition Networks Sales by Product Group
	2014	2013
Media converters	$28,362,000	$28,979,000
Ethernet switches	4,727,000	4,394,000
Ethernet adapters	3,939,000	4,165,000
Other products	6,146,000	6,319,000
	$43,174,000	$43,857,000

Sales in North America increased 3% or $868,000 compared to 2013 due to increased sales into the Federal government channel. International sales decreased $1,551,000, or 12%, due mainly to continued sluggish economic activity in Europe.

Gross margin decreased 14% to $19,199,000 in 2014 compared to $22,419,000 in 2013. Gross margin as a percentage of sales decreased to 44% in 2014 compared to 51% in 2013 due to unfavorable product mix and competitive prices.

Selling, general and administrative expenses decreased 1% to $21,393,000, or 49.6% of sales, in 2014 from $21,581,000 in 2013, or 49.2% of sales. Operating loss decreased 51% to $2,432,000 in 2014 compared to an operating loss of $5,012,000 in 2013 due to the write off of goodwill totaling $5,850,000 in the third quarter of 2013.

Transition Networks continues to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF).  It also continues to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. decreased 74% to $8,567,000 in 2014 compared to $33,116,000 in 2013.  The following table summarizes JDL’s revenues by customer group in 2014 and 2013:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$6,504,000	$7,928,000
Miami Dade County FL schools	119,000	22,988,000
All other	1,944,000	2,200,000
	$8,567,000	$33,116,000

Revenues earned in Broward County FL decreased $1,424,000 or 18% in 2014 due to the Federal government’s decision to withhold all priority two E-Rate funding for the current fiscal year, which required the district to find alternate funding sources for planned projects.  Revenues earned in Miami Dade County in 2013 and 2014 were derived from a large E-Rate funded infrastructure project.  This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium sized commercial businesses (SMBs) decreased by 12% or $256,000 as there were fewer large infrastructure transactions completed during the year due to a combination of market trends and JDL’s ongoing emphasis  on higher margin managed services growth.

JDL gross margin decreased 70% to $1,968,000 in 2014 compared to $6,668,000 in 2013. Gross margin as a percentage of sales increased to 23% in 2014 from 20% in 2013 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service.

Selling, general and administrative expenses decreased 14% in 2014 to $2,846,000, or 33.2% of sales, compared to $3,292,000 in 2013, or 9.9% of sales, due to a decrease in internal costs associated with the higher revenue achieved in the previous year’s E-Rate driven business. Selling, general and administrative expenses as a percentage of sales were much higher in the 2014 period as JDL’s non-variable general and administrative expenses constituted a much higher percentage of the lower 2014 sales. JDL reported an operating loss of $878,000 in 2014 compared to operating income of $3,376,000 in 2013.

Because federal and local funding for investments in IT infrastructure and services for K-12 public schools varies substantially from year to year, JDL Technologies has experienced notable swings in quarterly and annual revenues.  This revenue volatility is expected to continue in future years.  On a positive note, the modernized E-Rate program announced for 2015 and beyond extends funding to managed IT services, including wireless as a service, which JDL Technologies is well-positioned to leverage.  JDL Technologies anticipates that 2015 E-Rate funding will be available toward the end of 2015, although, based on previous funding experience, JDL may not earn any related revenue until early 2016.

On March 9, 2015, the Company announced that its JDL subsidiary has been awarded a network services contract for the public K-12 schools of Broward County Florida.  JDL will be paid for its services from several sources, including proceeds from Broward County bond issuance that was approved in November 2014 and payments from the federal government under the E-Rate program.  Although JDL Technologies expects to begin providing services under the contact in the second quarter of calendar 2015, JDL Technologies and the School Board of Broward County have not finalized the timing of the services that will be delivered under the contract.

To reduce dependence on government funding and its characteristic volatility, JDL Technologies continues to aggressively pursue opportunities to provide managed services, migration to the cloud, virtualization, HIPAA-compliant IT services, and other network and infrastructure services to SMBs with a focus on the healthcare, legal and financial services, and logistics markets. As part of this initiative, JDL Technologies has adopted HIPAA standards that enable JDL to serve healthcare providers as a HIPAA-compliant Business Associate, which constitutes an important competitive advantage.

Other

Income before income taxes increased 188% to $3,181,000 in 2014 compared to $1,103,000 in 2013. The Company’s effective income tax rate was 38% in 2014 compared to 187% in 2013. The 2014 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and the effect of operations conducted in lower foreign tax rate jurisdictions, as explained in Note 10 to the consolidated financial statements.  The 2013 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, and the goodwill impairment not deductible for income tax purposes.

2013 Compared to 2012

Sales were $131,320,000 in 2013, a 26% increase from sales of $104,250,000 in 2012.  Operating income decreased 66% to $1,156,000 in 2013 as compared to $3,396,000 in 2012.  Income before income taxes decreased 68% to $1,103,000 from $3,398,000 in 2012.  Net income decreased 143% to a net loss of $958,000 in 2013 compared to income of $2,238,000 in 2012.

Suttle

Suttle sales increased 21% to $54,346,000 in 2013 compared to $45,030,000 in 2012. Sales by product groups in 2013 and 2012 were:

	Suttle Sales by Product Group
	2013	2012
Modular connecting products	$14,077,000	$13,428,000
DSL products	8,057,000	8,254,000
Structured cabling products	26,900,000	18,081,000
FTTx products	4,444,000
Other products	868,000	5,267,000
	$54,346,000	$45,030,000

Suttle’s sales by customer groups in 2013 and 2012 were:

	Suttle Sales by Customer Group
	2013	2012
Telecommunication customers	$43,296,000	$33,645,000
Distributors	5,938,000	5,540,000
International	4,547,000	5,394,000
Other	565,000	451,000
	$54,346,000	$45,030,000

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

Selling, general and administrative expenses increased $964,000, or 9% to $11,869,000 in 2013 compared to $10,905,000 in 2012 due to continued investment into new product development and market expansion initiatives.

Suttle’s operating income increased 248% to $3,716,000 in 2013 from $1,068,000 in 2012.

Transition Networks

Transition Networks sales decreased 19% to $43,857,000 in 2013 compared to $53,843,000 in 2012.  Transition Networks organizes its sales force by vertical markets and segments its customers geographically.  Sales by customer groups in 2013 and 2012 were:

	Transition Networks Sales by Region
	2013	2012
North America	$30,661,000	$39,386,000
EMEA	5,145,000	5,744,000
Rest of world	8,051,000	8,713,000
	$43,857,000	$53,843,000

The following table summarizes Transition Networks’ 2013 and 2012 sales by product group:

	Transition Networks Sales by Product Group
	2013	2012
Media converters	$28,979,000	$35,817,000
Ethernet switches	4,394,000	4,738,000
Ethernet adapters	4,165,000	4,948,000
Other products	6,319,000	8,340,000
	$43,857,000	$53,843,000

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

Selling, general and administrative expenses decreased 12% to $21,581,000 in 2013 from $24,645,000 in 2012 due to corporate restructuring and cost reduction measures taken throughout the year. Due to the goodwill write-off totaling $5,850,000 in the third quarter of 2013, operating income decreased 250% to an operating loss of $5,012,000 in 2013 compared to operating income of $3,350,000 in 2012.

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

Selling, general and administrative expenses increased 29% in 2013 to $3,292,000 compared to $2,550,000 in 2012 due to the year over year growth of the sales and administration teams required to manage JDL’s continued expansion in both education and commercial markets. JDL reported operating income of $3,376,000 in 2013 compared to an operating loss of $1,022,000 in 2012.

Other

Income before income taxes decreased 68% to $1,103,000 in 2013 compared to $3,398,000 in 2012. The Company’s effective income tax rate was 187% in 2013 compared to 34% in 2012. The 2013 effective rate was significantly higher than the standard rate of 35% primarily because the Company incurred a $5.8 million goodwill impairment charge in 2013, the majority of which was not deductible for income tax purposes.  Other factors affecting the effective income tax rate include state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and the effect of operations conducted in lower foreign tax rate jurisdictions.  The 2012 effective rate was lower than the standard rate of 35% due to state income taxes, the release of valuation allowance placed on foreign net operating losses, and the effect of operations conducted in lower foreign tax rate jurisdictions.

   Acquisitions and Dispositions

The Company is a growth-oriented manufacturer of telecommunications connecting and networking devices.  The Company continually searches for acquisition candidates with products that will enable the Company to better serve its target markets.

Effects of Inflation

Inflation has not had a significant effect on operations in recent years.  The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

Liquidity and Capital Resources

As of December 31, 2014, the Company had approximately $29,880,000 in cash, cash equivalents and investments. Of this amount, $1,073,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $16,143,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2014.

The Company had working capital of $56,911,000, consisting of current assets of approximately $69,906,000 and current liabilities of $12,995,000 at December 31, 2014 compared to working capital of $70,599,000, consisting of current assets of $83,672,000 and current liabilities of $13,073,000 at the end of 2013.  The Company’s working capital at December 31, 2014 decreased from the prior year-end as the Company increased its ownership of long-term investments to $11,540,000 from $3,921,000.

Cash flow provided by operating activities was approximately $12,172,000 in 2014 compared to $773,000 provided by operations in 2013.  Significant working capital changes from 2013 to 2014 included a decrease in receivables of $9,057,000 due to the collection of outstanding receivables by JDL Technologies related to the Miami Dade project primarily completed in 2013 and an increase in Suttle-related inventory and related accounts payable.

Cash provided by investing activities was $12,048,000 of cash in 2014 compared to cash used of $5,775,000 in 2013. The Company continued to make capital investments and purchases of certificates of deposit and other marketable securities, moving more of its capital into longer term investments.

Net cash used by financing activities was $6,301,000 in 2014 compared to $4,390,000 in 2013. The Company made $566,000 in contingent consideration payments related to the Patapsco acquisition in 2011. There are no future contingent consideration payments related to this acquisition. Cash dividends paid on common stock increased to $5,572,000 in 2014 ($0.64 per common share) from $4,099,000 in 2013 ($0.48 per common share) due to an accelerated payment of the dividend declared and paid in December 2012.  Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $246,000 in 2014 and $311,000 in 2013, net of acquisitions of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company did not repurchase any shares in 2014 or 2013 under the Board authorized program.  At December 31, 2014, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matures on March 1, 2016. Mortgage payments on principal totaled $490,000 during 2014. The outstanding balance on the mortgage was $628,000 at December 31, 2014.

The Company expects that the effective income tax rate for fiscal 2015 will be approximately 33%.

The Company had no outstanding obligations under its line of credit at December 31, 2014 and 2013, and the Company’s entire credit line ($10,000,000 at March 1, 2015) is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at December 31, 2014). There were no borrowings on the line of credit during 2014 or 2013. The credit agreement expires October 31, 2016 and is secured by assets of the Company.  In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2014 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than			More Than
	One Year	1 – 3 Years	3 – 5 Years	5 Years
Long-term debt	$524,000	$104,000	$—	$—
Interest on long-term debt	27,000	1,000	—	—
Pensions	268,000	262,000	284,000	801,000
Operating leases	290,000	86,000	—
Total	$1,109,000	$453,000	$284,000	$801,000

As of December 31, 2014, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

New Accounting Pronouncements

See Note 1 of the “Notes to the Consolidated Financial Statements” under Item 8 herein for a discussion of new accounting standards.

Off Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no freestanding or embedded derivatives.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At December 31, 2014 our bank line of credit carried a LIBOR rate plus 1.1%.  The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

/s/ Roger H.D. Lacey	/s/ Edwin C. Freeman
Roger H.D. Lacey	Edwin C. Freeman
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Communications Systems, Inc.:

We have audited the internal control over financial reporting of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company, and our report dated March 12, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 12, 2015

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,736,857	$20,059,120
Investments	4,602,717	5,742,314
Trade accounts receivable, less allowance for doubtful accounts of $22,000 and $69,000, respectively	13,839,662	22,902,323
Inventories	31,109,653	29,111,656
Prepaid income taxes	2,317,688	1,381,502
Other current assets	1,050,000	716,784
Deferred income taxes	3,249,164	3,758,750
TOTAL CURRENT ASSETS	69,905,741	83,672,449

PROPERTY, PLANT AND EQUIPMENT, net	18,153,152	14,941,492
OTHER ASSETS:
Investments	11,540,261	3,920,978
Funded pension assets	172,405	305,028
Other assets	514,676	692,794
TOTAL OTHER ASSETS	12,227,342	4,918,800
TOTAL ASSETS	$100,286,235	$103,532,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$524,220	$489,706
Accounts payable	5,180,631	4,894,869
Accrued compensation and benefits	3,696,930	3,927,728
Accrued consideration	—	558,801
Other accrued liabilities	2,146,582	1,765,428
Dividends payable	1,446,498	1,436,318
TOTAL CURRENT LIABILITIES	12,994,861	13,072,850
LONG TERM LIABILITIES:
Uncertain tax positions	77,279	400,846
Deferred income taxes	1,089,994	809,179
Long-term debt - mortgage payable	103,603	627,823
TOTAL LONG-TERM LIABILITIES	1,270,876	1,837,848

COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares
authorized; 8,654,756 and 8,553,320 shares issued and
outstanding, respectively	432,738	427,666
Additional paid-in capital	38,593,230	37,110,671
Retained earnings	47,689,688	51,323,718
Accumulated other comprehensive loss	(695,158)	(240,012)
TOTAL STOCKHOLDERS’ EQUITY	86,020,498	88,622,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,286,235	$103,532,741

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
Sales	$119,071,439	$131,319,510	$104,249,654
Costs and expenses:
Cost of sales	76,912,881	86,420,982	62,752,763
Selling, general and administrative expenses	38,627,801	36,742,869	38,100,773
Impairment loss	—	5,849,853	—
Restructuring expense	237,838	1,149,439	—
Total costs and expenses	115,778,520	130,163,143	100,853,536
Operating income	3,292,919	1,156,367	3,396,118
Other income and (expenses):
Investment and other income	80,392	125,985	75,187
(Loss)/gain on sale of assets	(112,242)	(73,126)	62,630
Interest and other expense	(79,841)	(106,101)	(136,255)
Other (expense) income, net	(111,691)	(53,242)	1,562
Income from operations before income taxes	3,181,228	1,103,125	3,397,680
Income tax expense	1,219,355	2,061,013	1,159,566
Net income (loss)	1,961,873	(957,888)	2,238,114
Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	155,000	37,000	1,311,000
Unrealized (losses)/gains on available-for-sale securities	(42,666)	(21,964)	26,223
Foreign currency translation adjustment	(567,480)	333,000	(2,032,877)
Total other comprehensive (loss) income	(455,146)	348,036	(695,654)
Comprehensive income (loss)	$1,506,727	$(609,852)	$1,542,460

Basic net income (loss) per share:	$0.23	$(.11)	$.26
Diluted net income (loss) per share:	$0.23	$(.11)	$.26
Weighted Average Basic Shares Outstanding	8,622,032	8,531,073	8,508,497
Weighted Average Dilutive Shares Outstanding	8,640,416	8,531,073	8,518,613

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2011	8,466,774	$423,339	$35,533,273	$61,466,342	$107,606	$97,530,560
Net income				2,238,114		2,238,114
Issuance of common stock under Employee Stock Purchase Plan	13,849	692	171,078			171,770
Issuance of common stock to Employee Stock Ownership Plan	36,145	1,807	506,391			508,198
Issuance of common stock under Employee Stock Option Plan	12,000	600	84,983			85,583
Issuance of common stock under Executive Stock Plan	16,156	808	39,503			40,311
Tax benefit from non-qualified employee stock options			67,835			67,835
Share based compensation			302,964			302,964
Purchase of common stock	(70,028)	(3,501)	(301,509)	(452,941)		(757,951)
Shareholder dividends ($0.64 per share)				(5,496,336)		(5,496,336)
Other comprehensive loss					(695,654)	(695,654)
BALANCE AT DECEMBER 31, 2012	8,474,896	423,745	36,404,518	57,755,178	(588,048)	93,995,393

Net loss				(957,888)		(957,888)
Issuance of common stock under Employee Stock Purchase Plan	16,977	849	172,354			173,203
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Issuance of common stock under Non-Employee Stock Option Plan	15,000	750	109,500			110,250
Issuance of common stock under Executive Stock Plan	1,849	92	27,312			27,404
Tax benefit from non-qualified stock options			16,284			16,284
Share based compensation			(80,886)			(80,886)
Shareholder dividends ($0.64 per share)				(5,473,572)		(5,473,572)
Other comprehensive income					348,036	348,036
BALANCE AT DECEMBER 31, 2013	8,553,320	427,666	37,110,671	51,323,718	(240,012)	88,622,043

Net income				1,961,873		1,961,873
Issuance of common stock under Employee Stock Purchase Plan	14,104	705	166,637			167,342
Issuance of common stock to Employee Stock Ownership Plan	32,520	1,626	360,647			362,273
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	98,760			99,360
Issuance of common stock under Executive Stock Plan	44,769	2,239	0			2,239
Tax benefit from non-qualified stock options			80,402			80,402
Share based compensation			784,785			784,785
Other share retirements	(1,957)	(98)	(8,672)	(14,052)		(22,822)
Shareholder dividends ($0.64 per share)				(5,581,851)		(5,581,851)
Other comprehensive loss					(455,146)	(455,146)
BALANCE AT DECEMBER 31, 2014	8,654,756	432,738	38,593,230	47,689,688	(695,158)	86,020,498

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,961,873	$(957,888)	$2,238,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,482,300	2,184,830	2,133,511
Share based compensation	784,785	(80,886)	302,964
Deferred taxes	790,402	(317,727)	(631,626)
Impairment loss	—	5,849,853	—
Change in fair value of acquisition-related contingent consideration	—	(43,898)	85,501
Loss/(gain) on sale of assets	112,242	73,126	(62,630)
Excess tax benefit from share based payments	(80,402)	(16,284)	(67,835)
Changes in assets and liabilities:
Trade receivables	9,057,078	(8,207,253)	(189,775)
Inventories	(2,039,599)	4,647,916	(7,705,772)
Prepaid income taxes	(936,186)	732,618	1,776,601
Other assets	(282,456)	89,533	252,378
Accounts payable	105,602	(4,342,626)	4,819,481
Accrued compensation and benefits	139,698	994,012	(2,250,647)
Other accrued liabilities	405,424	71,293	(680,171)
Income taxes payable	(243,165)	96,704	(15,168)
Other	(85,519)	—	195,244
Net cash provided by operating activities	12,172,077	773,323	200,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,577,039)	(2,699,347)	(2,607,958)
Purchases of investments	(12,682,351)	(4,401,321)	(15,010,778)
Proceeds from the sale of fixed assets	51,073	82,078	198,109
Proceeds from the sale of investments	6,160,000	12,794,000	20,456,039
Net cash (used in) provided by investing activities	(12,048,317)	5,775,410	3,035,412

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,571,672)	(4,099,087)	(6,734,466)
Mortgage principal payments	(489,706)	(457,464)	(427,345)
Proceeds from issuance of common stock, net of shares withheld	246,119	310,857	297,664
Excess tax benefit from stock based payments	80,402	16,284	67,835
Payment of contingent consideration related to acquisition	(565,647)	(161,060)	(370,096)
Purchase of common stock	—	—	(757,951)
Net cash used in financing activities	(6,300,504)	(4,390,470)	(7,924,359)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(145,519)	31,145	42,779

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,322,263)	2,189,408	(4,645,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	20,059,120	17,869,712	22,515,710

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,736,857	$20,059,120	$17,869,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$1,591,257	$1,556,590	$87,343
Interest paid	73,860	106,101	138,477
Dividends declared not paid	1,446,498	1,436,318	—
Capital expenditures in accounts payable	188,564	—	—

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI,” “our” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States, Costa Rica, and the United Kingdom. CSI is principally engaged through its Suttle business unit in the manufacture and sale of modular connecting and wiring devices for voice and data communications, digital subscriber line filters, and structured wiring systems and through its Transition Networks business unit in the manufacture of media and rate conversion products for telecommunications networks. CSI also provides through its JDL Technologies business unit IT solutions including network design, computer infrastructure installations, IT service management, change management, network security and network operations services.

The Company classifies its businesses into three segments: Suttle, which manufactures U.S. standard modular connecting and wiring devices for voice and data communications; Transition Networks, which designs and markets media conversion products, ethernet switches, and other connectivity and data transmission products; and JDL Technologies, (JDL), which provides IT services. Effective January 1, 2014, the Company realigned the financial reporting for its business units.  As a result of this realignment, all corporate general and administrative expenses that were previously categorized as “Other” are now included within the three business units as fully allocated costs. There are no material intersegment revenues.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2014, the Company had $13,737,000 in cash and cash equivalents. Of this amount, $1,073,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, commercial paper, and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2014. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method.  Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,375,000, $2,030,000 and $2,058,000 for 2014, 2013 and 2012, respectively.  Maintenance and repairs are charged to operations and additions or improvements are capitalized.  Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Intangible Assets: Intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment.

Recoverability of long-lived assets: The Company reviews its long-lived assets periodically when impairment indicators exist as required under generally accepted accounting principles. Potential impairment is determined by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products.  If the sum of the expected future net cash flows is less than the carrying value, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2014 and 2013, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31
	2014	2013
Beginning balance	$564,000	$590,000
Amounts charged to expense	(14,000)	237,000
Actual warranty costs paid	(116,000)	(263,000)
Ending balance	$434,000	$564,000

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	December 31
	2014	2013
Minimum pension liability	$1,951,000	$1,796,000
Unrealized (loss) gain on available-for-sale investments	(41,000)	2,000
Foreign currency translation	(2,605,000)	(2,038,000)
	$(695,000)	$(240,000)

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products.  Research and development costs are expensed when incurred and totaled $7,835,000 in 2014, $2,760,000 in 2013 and $2,304,000 in 2012.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options and unvested shares, which resulted in a dilutive effect of 18,384 shares, 0 shares and 10,116 shares in 2014, 2013 and 2012, respectively.  The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2014, 2013, and 2012 was 243,427, 0 and 80,290, respectively. Due to the net loss in 2013, there was no dilutive impact from outstanding stock options or unvested shares.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Accounting standards issued:
In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the financial statements and related disclosures.

In January 2015, the FASB issued guidance that eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The new guidance will be effective for us in our first quarter of 2016 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our reporting and disclosure.

Accounting standards adopted:
There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the period that are of significance or potential significance to the Company.

NOTE 2 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2014 and December 31, 2013:

December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000	$1,073,000	$		$
Subtotal	1,073,000	—	—	1,073,000	1,073,000		—		—

Investments:
Certificates of deposit	7,414,000	1,000	(32,000)	7,383,000	—		1,920,000		5,463,000
Corporate Notes/Bonds	8,777,000	6,000	(23,000)	8,760,000	—		2,683,000		6,077,000
Subtotal	16,191,000	7,000	(55,000)	16,143,000	—		4,603,000		11,540,000

Total	$17,264,000	$7,000	$(55,000)	$17,216,000	$1,073,000		$4,603,000		$11,540,000

December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$5,752,000	$—	$—	$5,752,000	$5,752,000	$		$
Subtotal	5,752,000	—	—	5,752,000	5,752,000		—		—

Investments:
Certificates of deposit	4,024,000	1,000	(5,000)	4,020,000	240,000		2,583,000		1,197,000
Corporate Notes/Bonds	5,861,000	23,000	(1,000)	5,883,000	—		3,159,000		2,724,000
Subtotal	9,885,000	24,000	(6,000)	9,903,000	240,000		5,742,000		3,921,000

Total	$15,637,000	$24,000	$(6,000)	$15,655,000	$5,992,000		$5,742,000		$3,921,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.  All unrealized losses as of December 31, 2014 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of December 31, 2014.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2014:

	Amortized Cost	Estimated Market Value

Due within one year	$4,598,000	$4,603,000
Due after one year through five years	11,593,000	11,540,000
	$16,191,000	$16,143,000

The Company did not recognize any gross realized gains and gross realized losses were immaterial during the years ending December 31, 2014 and 2013, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated statements of income.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31
	2014	2013
Finished goods	$19,208,000	$18,734,000
Raw and processed materials	11,902,000	10,378,000
	$31,110,000	$29,112,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2014	2013
Land		$3,107,000	$3,116,000
Buildings and improvements	7-40 years	8,523,000	8,528,000
Machinery and equipment	3-15 years	28,728,000	25,408,000
Furniture and fixtures	5-10 years	3,490,000	4,042,000
Construction in progress		1,925,000	617,000
		45,773,000	41,711,000
Less accumulated depreciation		(27,620,000)	(26,770,000)
		$18,153,000	$14,941,000

NOTE 5 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(38,000)	(4,000)	49,000
Customer relationships	491,000	(159,000)	(26,000)	306,000
Technology	229,000	(149,000)	(11,000)	69,000
	811,000	(346,000)	(41,000)	424,000

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	82,000	(17,000)	(11,000)	54,000
Customer relationships	491,000	(73,000)	(43,000)	375,000
Technology	229,000	(68,000)	(42,000)	119,000
	802,000	(158,000)	(96,000)	548,000

Amortization expense on these identifiable intangible assets was $107,000, $102,000, and $103,000 in 2014, 2013 and 2012 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2015	$101,000
2016	83,000
2017	58,000
2018	53,000
2019	47,000

NOTE 6 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation.  Contributions to the plan in 2014, 2013 and 2012 were $528,000, $457,000, and $471,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintains defined benefit pension plans that cover two active employees.  The Company does not provide any other post-retirement benefits to its employees.  The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2014 and 2013:

	2014	2013
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,340,000	$5,675,000
Service cost	8,000	5,000
Interest cost	143,000	186,000
Augmentations	—	211,000
Actuarial losses/(gains)	363,000	(198,000)
Benefits paid	(78,000)	(293,000)
Changes due to plan settlement	—	(2,363,000)
Foreign currency (losses)/gains	(192,000)	117,000
Benefit obligation at the end of the year	3,584,000	3,340,000

Change in plan assets:
Fair value of plan assets at beginning of year	3,645,000	5,547,000
Actual return on plan assets	340,000	343,000
Employer contributions	59,000	297,000
Benefits paid	(78,000)	(293,000)
Changes due to plan settlement	—	(2,363,000)
Foreign currency (gains)/losses	(210,000)	114,000
Fair value of plan assets at end of year	3,756,000	3,645,000

Funded status at end of year – net asset	$172,000	$305,000

Weighted average assumptions used to determine net periodic pension costs:

Discount rate	3.6%	4.6%
Expected return on assets	3.6%	5.5%

The plans are funded through equities and bonds recorded in the financial statements at fair value. The related amounts for each of these investments were $3,756,000 and $3,645,000 as of December 31, 2014 and 2013 and were determined to be level 2 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2014.

The Company expects to make contributions of $76,000 to the plan in 2015.

The Company estimates its future pension benefit payments will be as follows:

2015	$268,000
2016	97,000
2017	165,000
2018	148,000
2019	136,000
2020 thru 2024	801,000

Components of the Company’s net periodic pension (benefit) cost are:

	2014	2013	2012
Service cost	$8,000	$5,000	$275,000
Interest cost	143,000	186,000	244,000
Expected return on assets	(188,000)	(229,000)	(262,000)
Amortization of prior service cost	—	211,000	—
Net periodic pension (benefit) cost	$(37,000)	$173,000	$257,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases:  The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years.  Total rent expense was $546,000, $409,000 and $443,000 in 2014, 2013 and 2012 respectively.   At December 31, 2014, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2015	$290,000
2016	86,000
$376,000

Long-term debt:  The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%.  The mortgage matures on March 1, 2016.  The outstanding balance on the mortgage was $628,000 at December 31, 2014. The mortgage is secured by the building.

The annual requirements for principal payments on the mortgage are as follows:

2015	524,000
2016	104,000

Line of credit:  The Company has a $10,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at December 31, 2014 and 2013 and the entire credit line is available for use.  Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at December 31, 2014). The credit agreement expires October 31, 2016 and is secured by assets of the Company.  Our credit agreement contains financial covenants including current ratio, net income, and tangible net worth minimums.  The Company was in compliance with all financial covenants as of December 31, 2014.

As of December 31, 2014, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans:  The Company has a long term incentive plan.  The plan provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting.  Payment in the case of retirement, disability or death will be on a pro rata basis.  The Company recognized (income)/expense of $0, $ (124,000) and $ (16,000) in 2014, 2013 and 2012, respectively.  Accrual balances for long-term compensation plans at December 31, 2014 and 2013 were $0 and $199,000, respectively. Awards paid were $199,000 in 2014, $27,000 in 2013 and $1,657,000 in 2012.  Awards for the 2012 to 2014 cycles will be paid out 25% in cash and 75% in stock and awards for the 2013 to 2015 cycles will be paid out 100% in stock.  Starting in 2014, all long term compensation is awarded in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

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

During 2014, stock options covering 317,722 shares were awarded to key executive employees and non-employee directors, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award.  The Company also granted deferred stock awards of 43,824 shares to key employees during 2014 under the Company’s long-term incentive plan that vest over three years with the first vesting period at March 28, 2015.

At December 31, 2014, 321,928 shares remained available for future issuance under the 2011 Incentive Plan.

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

The Director Plan was suspended as of May 19, 2011 to prohibit automatic option grants in 2011 in connection with seeking and receiving shareholder approval of the 2011 Incentive Plan, at the 2011 Annual Meeting of Shareholders. As shareholder approval was received, the Board amended the Director Plan to prohibit any future option awards under that plan on August 11, 2011. No stock options were granted to non-employee directors in 2014, 2013 and 2012.

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

At December 31, 2014 after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company did not award stock options or deferred stock under this plan in 2014.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan and Stock Plan during the three years ended December 31, 2014.

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2011	236,820	$11.35	5.18 years
Awarded	92,223	13.10
Exercised	(12,000)	7.13
Forfeited	(5,890)	10.58
Outstanding – December 31, 2012	311,153	$12.05	4.99 years
Awarded	169,550	10.19
Exercised	(15,000)	7.35
Forfeited	(156,264)	11.25
Outstanding – December 31, 2013	309,439	$11.66	4.13 years
Awarded	317,722	12.30
Exercised	(12,000)	8.28
Forfeited	(74,757)	13.20
Outstanding – December 31, 2014	540,404	11.90	5.13 years

Excercisable at December 31, 2014	182,638	$11.40	3.17 years
Expected to vest December 31, 2014	540,404	11.90	5.13 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model.  The following table displays the assumptions used in the model.

	Year Ended December 31
	2014	2013	2012
Expected volatility	31.4%	31.8%	31.2%
Risk free interest rate	2.7%	2.1%	2.3%
Expected holding period	6 years	6 years	6 years
Dividend yield	5.2%	6.3%	4.6%

Total unrecognized compensation expense was $423,000 as of December 31, 2014, which is expected to be recognized over the next 2.6 years.  The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $56,000 based on the Company’s stock price at December 31, 2014.  The intrinsic value of options exercised during the year was $40,000, $38,000 and $59,000 in 2014, 2013 and 2012, respectively.  Net cash proceeds from the exercise of all stock options were $99,000, $110,000 and $86,000 for 2014, 2013 and 2012, respectively.  The following table summarizes the status of stock options outstanding at December 31, 2014:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$8.65 to $9.99	30,000	3.2 years	9.68
$10.00 to $12.00	294,225	5.3 years	11.24
$12.01 to $14.50	216,179	5.2 years	13.11

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options.  The amount of tax benefit received by the Company was $14,000, $14,000 and $21,000 in 2014, 2013 and 2012 respectively.  The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2011 to December 31, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2011	71,849	$15.14
Granted	105,698	13.49
Vested	—	—
Forfeited	(16,757)	13.95
Outstanding – December 31, 2012	160,790	14.16
Granted	222,654	10.08
Vested	(1,849)	14.82
Forfeited	(181,455)	12.11
Outstanding – December 31, 2013	200,140	11.47
Granted	48,824	12.52
Vested	(16,754)	13.81
Forfeited	(70,896)	13.02
Outstanding – December 31, 2014	161,314	10.87

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2014, the total unrecognized compensation expense related to the deferred stock shares was $342,000 and is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2012 to December 31, 2014:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2011	—	$—
Granted	25,879	10.82
Vested	—	—
Forfeited	—	—
Outstanding – December 31, 2012	25,879	10.82
Granted	31,354	10.05
Vested	—	—
Forfeited	(4,040)	9.90
Outstanding – December 31, 2013	53,193	10.44
Granted	13,973	11.98
Vested	(28,015)	10.89
Forfeited	—	—
Outstanding – December 31, 2014	39,151	10.67

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2014, the total unrecognized compensation expense related to the restricted stock units was $61,000 and is expected to be recognized over a weighted-average period of 0.4 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award.  Share-based compensation expense/(income) recognized for 2014, 2013 and 2012 was $785,000, $ (81,000) and $303,000 before income taxes and $510,000, $ (53,000) and $197,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 90% of the price at the end of each current quarterly plan term.  The most recent term ended December 31, 2014.  The ESPP is considered compensatory under current rules.  At December 31, 2014, after giving effect to the shares issued as of that date, 21,483 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service.  Contributions are allocated to each participant based on compensation and vest 30% after three years of service and incrementally thereafter, with full vesting after seven years.  At December 31, 2014, the ESOP held 557,375 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees.  Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2014 ESOP contribution was $385,424 for which the Company will issue 36,707 shares in March 2015.  The 2013 ESOP contribution was $362,273 for which the Company issued 32,520 shares in 2014.  The Company’s 2012 ESOP contribution was $463,819 for which the Company issued 44,598 shares of common stock to the ESOP in 2013.

NOTE 9 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2014, 411,910 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 10 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31
	2014	2013	2012
Currently payable income taxes:
Federal	$328,000	$2,114,000	$1,669,000
State	(12,000)	297,000	141,000
Foreign	113,000	(32,000)	(18,000)
	429,000	2,379,000	$1,792,000

Deferred income taxes (benefit):
Federal	$761,000	$(303,000)	$(542,000)
State	40,000	18,000	(33,000)
Foreign	(11,000)	(33,000)	(57,000)
	790,000	(318,000)	(632,000)

	$1,219,000	$2,061,000	$1,160,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes.  Austin Taylor had pretax losses of $389,000, $428,000 and $419,000 in 2014, 2013 and 2012 respectively.  At the end of 2014, Austin Taylor’s net operating loss carry-forward was $6,957,000.  The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward.  Accordingly, the Company has continued to maintain its deferred tax valuation allowance against the potential carry-forward benefit.

Transition Networks EMEA, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Transition Networks EMEA, Ltd. had pretax losses of $54,000 and $2,754,000 in 2014 and 2013, respectively and pretax income of $316,000 in 2012.  Austin Taylor's net operating loss provided group relief to Transition Networks EMEA, Ltd. during 2012. At the end of 2014, Transition Networks EMEA, Ltd.’s net operating loss carry-forward was $37,000.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes.  Transition Networks China had pretax income of $345,000, $341,000, $36,000 in 2014, 2013, and 2012 respectively.  At the end of 2014, Transition Networks China's net operating loss carry-forward was $460,000.  Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward.  Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit.

Suttle Costa Rica, S.A. operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica S. A. declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under Internal Revenue Code Sec. 965, which allows the Company to receive an 85% dividend-received deduction if the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan.  The Company made the required qualified capital expenditures in 2006.  It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings.

Suttle Costa Rica had pretax income of $321,000, $152,000 and $168,000 in 2014, 2013 and 2012 respectively.  At the end of 2012, Suttle Costa Rica’s net operating loss carry-forward was $0.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2014	2013	2012
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(0.7)	(5.4)	(1.5)
State income taxes, net of federal benefit	1.0	19.1	1.7
Foreign income taxes, net of foreign tax credits	7.8	3.3	(0.2)
Impairment of goodwill	—	116.2	—
Other nondeductible items	3.1	4.9	—
Effect of (decrease) increase in uncertain tax positions	(10.2)	7.3	—
Other	2.3	6.4	(0.9)
Effective tax rate	38.3%	186.8%	34.1%

Deferred tax assets and liabilities as of December 31 related to the following:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$4,000	$19,000
Inventory	2,779,000	3,295,000
Accrued and prepaid expenses	594,000	502,000
Domestic net operating loss carry-forward	—	26,000
Long-term compensation plans	380,000	373,000
Nonemployee director stock compensation	403,000	243,000
Other stock compensation	118,000	111,000
State income taxes	—	75,000
Foreign net operating loss carry-forwards and credits	1,743,000	1,639,000

Gross deferred tax assets	6,021,000	6,283,000
Valuation allowance	(1,734,000)	(1,618,000)

Net deferred tax assets	4,287,000	4,665,000

Deferred tax liabilities
Depreciation	(2,110,000)	(1,668,000)
Intangible assets	(18,000)	(47,000)

Gross deferred tax liability	(2,128,000)	(1,715,000)

Total net deferred tax asset	$2,159,000	$2,950,000

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2014	2013	2012
Unrcertain tax positions – January 1	$240,000	$153,000	$234,000
Gross increases - tax positions in prior period	0	0	0
Gross decreases - tax positions in prior period	(73,000)	0	0
Gross increases - current period tax positions	0	158,000	0
Settlements	(85,000)	(5,000)	0
Expiration of statute of limitations	(7,000)	(66,000)	(81,000)
Uncertain tax positions – December 31, 2014	$75,000	$240,000	$153,000

Included in the balance of uncertain tax positions at December 31, 2014 are $76,000 of tax benefits that if recognized would affect the tax rate.  There are no expected significant changes in the Company’s uncertain tax positions in the next twelve months.  The Company’s income tax liability accounts included accruals for interest and penalties of $2,000 at December 31, 2014.  The Company’s 2014 income tax expense decreased by $159,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2011 tax year.

NOTE 11- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

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

48

•
Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•
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

Suttle products are sold principally to U.S. customers.  Suttle operates manufacturing facilities in the U.S. and Costa Rica.  Net long-lived assets held in foreign countries were approximately $2,810,000 and $1,225,000 at December 31, 2014 and 2013, respectively.  Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets.   JDL Technologies operates in the U.S. and makes sales in the U.S.  Consolidated sales to U.S. customers were approximately 86%, 87% and 83% of sales from continuing operations in 2014, 2013 and 2012 respectively.  In 2014, sales to one of Suttle’s customers accounted for 33.6% of consolidated sales. In 2013, sales to one of JDL Technologies’ customers accounted for 17.5% of consolidated sales and one of Suttle’s customers accounted for 18.7% of consolidated sales. In 2012, sales to one of Transition Networks’ customers accounted for 10.6% of consolidated sales and one of Suttle’s customers accounted for 16.6% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2014, 2013 and 2012 is as follows:

		Transition	JDL
	Suttle	Networks	Technologies	Other	Total
2014
Sales	$67,330,307	$43,173,864	$8,567,268	$—	$119,071,439
Cost of sales	46,338,627	23,975,363	6,598,891	—	76,912,881
Gross profit	20,991,680	19,198,501	1,968,377	—	42,158,558
Selling, general and administrative expenses	14,388,765	21,392,643	2,846,393	—	38,627,801
Restructuring expense	—	237,838	—	—	237,838
Operating income (loss)	$6,602,915	$(2,431,980)	$(878,016)	$—	$3,292,919

Depreciation and amortization	$1,386,523	$944,149	$151,628	$—	$2,482,300

Capital expenditures	$4,470,636	$589,362	$42,914	$474,127	$5,577,039

Assets	$38,083,529	$26,508,137	$3,815,548	$31,879,021	$100,286,235

		Transition	JDL
	Suttle	Networks	Technologies	Other	Total
2013
Sales	$54,346,428	$43,856,640	$33,116,442	$—	$131,319,510
Cost of sales	38,534,823	21,438,115	26,448,044	—	86,420,982
Gross profit	15,811,605	22,418,525	6,668,398	—	44,898,528
Selling, general and administrative expenses	11,869,268	21,581,156	3,292,445	—	36,742,869
Impairment	—	5,849,853	—	—	5,849,853
Restructuring expense	225,962	778,760	144,717	—	1,149,439
Operating income (loss)	$3,716,375	$(5,791,244)	$3,231,236	$—	$1,156,367

Depreciation and amortization	$1,044,363	$969,482	$170,985	$—	$2,184,830

Capital expenditures	$1,215,394	$919,376	$46,014	$518,563	$2,699,347

Assets	$30,636,805	$29,440,438	$11,350,381	$32,105,117	$103,532,741

		Transition	JDL
	Suttle	Networks	Technologies	Other	Total
2012
Sales	$45,030,184	$53,842,940	$5,376,530	$—	$104,249,654
Cost of sales	33,056,579	25,848,307	3,847,877	—	62,752,763
Gross profit	11,973,605	27,994,633	1,528,653	—	41,496,891
Selling, general and administrative expenses	10,905,357	24,645,048	2,550,368	—	38,100,773
Operating income (loss)	$1,068,248	$3,349,585	$(1,021,715)	$—	$3,396,118

Depreciation and amortization	$1,025,380	$981,080	$127,051	$—	$2,133,511

Capital expenditures	$1,167,495	$412,568	$36,891	$991,004	$2,607,958

Assets	$26,148,148	$35,851,189	$8,385,337	$42,149,971	$112,534,645

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

Financial assets and liabilities measured at fair value as of December 31, 2014 and December 31, 2013, are summarized below:

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000
Subtotal	1,073,000	—	—	1,073,000

Short-term investments:
Certificates of deposit	—	1,920,000	—	1,920,000
Corporate Notes/Bonds	—	2,683,000	—	2,683,000
Subtotal	—	4,603,000	—	4,603,000

Long-term investments:
Certificates of deposit	—	5,463,000	—	5,463,000
Corporate Notes/Bonds	—	6,077,000	—	6,077,000
Subtotal	—	11,540,000	—	11,540,000

Current Liabilities:	—
Accrued Consideration	—	—	—	—
Subtotal	—	—	—	—

Total	$1,073,000	$16,143,000	$—	$17,216,000

	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$5,752,000	$—	$—	$5,752,000
Certificates of deposit		240,000		240,000
Subtotal	5,752,000	240,000	—	5,992,000

Short-term investments:
Certificates of deposit	—	2,583,000	—	2,583,000
Corporate Notes/Bonds		3,159,000		3,159,000
Subtotal	—	5,742,000	—	5,742,000

Long-term investments:
Certificates of deposit	—	1,197,000	—	1,197,000
Corporate Notes/Bonds		2,724,000		2,724,000
Subtotal	—	3,921,000	—	3,921,000

Current Liabilities:
Accrued Consideration	—	—	(559,000)	(559,000)
Subtotal	—	—	(559,000)	(559,000)

Total	$5,752,000	$9,903,000	$(559,000)	$15,096,000

The estimated fair value of remaining contingent consideration as of December 31, 2013 was $558,801, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration gross margin targets and assumed probabilities. The change in the estimated contingent consideration during 2014 was due to $566,000 in payments and $7,000 in foreign currency gains.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2014 and 2013.

NOTE 13 – RESTRUCTURING CHARGES

During the year end December 31, 2014, the Company recorded $238,000 in restructuring expense.  This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility.  The facility was completely closed in the second quarter of 2014. The Company paid $724,000 in restructuring charges in 2014 related to accruals at the end of 2013 as well as new charges in 2014 and we had no restructuring accruals recorded at December 31, 2014.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b)   SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results
(in thousands except per share amounts)
Unaudited

	Quarter Ended
	March 31	June 30	Sep 30	Dec 31
2014
Sales	$25,198	$33,209	$33,434	$27,230
Gross margins	8,988	12,094	12,013	9,064
Operating (loss) income	(252)	2,406	2,658	(1,519)
Net (loss) income	(141)	1,437	1,695	(1,029)

Basic net (loss) income per share	$(0.02)	$0.17	$0.20	$(0.12)
Diluted net (loss) income per share	$(0.02)	$0.17	$0.20	$(0.12)

2013
Sales	$27,453	$31,937	$44,617	$27,313
Gross margins	9,776	11,528	13,623	9,972
Operating income (loss)	371	2,567	(1,696)	(86)
Net income (loss)	242	1,639	(2,036)	(803)

Basic net income (loss) per share	$0.03	$0.19	$(0.24)	$(0.09)
Diluted net income (loss) per share	$0.03	$0.19	$(0.24)	$(0.09)

We recorded a $1.1 million inventory reserve charge within cost of sales in the Consolidated Income Statement associated with the identification of excess and obsolete inventory at our Transition Networks business unit during the fourth quarter of 2014.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Operating Effectiveness of Accounting and Control Procedures.  As a result of our evaluation, our management concluded that as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

ITEM 9B.	OTHER INFORMATION

JDL Multi-Year Contract
On March 9, 2015, the Company announced that its JDL Technologies, Inc., had been awarded a new contract by the School Board of Broward County to provide Local Area Network, Wireless Local Area Network and data center upgrades, among other IT services, to the public K-12 schools of Broward County, Florida.  The Company estimates that the contract has the potential to generate up to approximately $83 million of revenue over the next five years.  Although JDL Technologies expects to begin providing services under the contact in the second quarter of calendar 2015, JDL Technologies and the School Board of Broward County have not finalized the timing of the services that will be delivered under the contract.

2015 Executive Compensation

2015 Executive Officer Base Salaries

The Compensation Committee and the Board of Directors of Communications Systems, Inc. (the “Company”) approved annual base salaries for the following executive officers (who are expected to be the Company’s five highest paid executives in 2015) in the amounts respectively indicated effective January 1, 2015:

Executive Officer and Title	2015 Base Salary	% increase over 2014

Roger H. D. Lacey Vice Chairman and CEO	$250,000	—
Edwin C. Freeman Chief Financial Officer	$212,180	3%
Bruce Blackwood President & General Manager, Suttle Inc.	$214,283	5%
Scott Otis President & General Manager, Transition Networks, Inc.	$206,559	5%
Scott Fluegge President &General Manager, JDL Technologies, Inc.	$190,962	3%

Grant of 2015 Awards Under the Annual Bonus Plan

On February 27, 2015, pursuant to the Communications Systems, Inc. Annual Bonus Plan (“Bonus Plan”) the Compensation Committee and the Board awarded bonus opportunities to the executive officers named above (the “Named Executives”).

Under the Bonus Plan applicable to the 2015 fiscal year, the Compensation Committee determines quarterly and annual “minimum,” “target” and “maximum” performance goals for the Company’s three business units.  Performance measures for the three business units generally include revenue and operating income, with primary weight given to achieving revenue and operating income targets. Also, the performance goals are, in a number of instances, segmented such that 50% of the bonus opportunity is tied to achievement of quarterly or six month performance goals and 50% of the bonus opportunity is tied to achievement of performance goals for the fiscal year.  The three Named Executives leading business units earn bonuses based on achievement in comparison goals determined for their respective business unit, while the CEO and CFO will (i) earn 80% of their bonus based on achievement by the three business units compared to their respective goals, which will be weighted 54.5% with respect to Suttle’s performance, 36.8% as to Transition Network’s performance and 8.7% as to JDL’s performance and (ii) earn 20% of their potential long term incentive opportunity based on performance measures to be determined and approved by the Compensation Committee prior to March 31, 2015.  Bonuses for quarterly and six month goals during the first nine months of the fiscal year are paid approximately 45 days after the period measured and bonuses earned based on achievement in comparison in the last six months or fourth quarter and over the full year are paid out approximately 75 days after fiscal year end.  Payments of bonuses generally begin at achievement exceeding 80% or more of target performance goals. Bonuses are paid in cash.  The target and maximum bonus each Named Executive may potentially earn under the Annual Bonus Plan is based upon a percentage of their base salary.  Under the 2015 Plan, in general, the maximum bonus that may be paid to any Named Executive may not exceed two times his or her bonus at target for revenues and 1.5 times his or her bonus at target for operating income even if financial performance exceeds the maximum. Further, no bonus amounts will be earned by any Named Executive under the Bonus Plan for a quarter or the year if the minimum goals for that period are not achieved.  Named Executives must be employed by the Company as of the end of the relevant period (quarter, six month or full fiscal year) in order to be entitled to receive payout of any bonus earned for such period, unless termination of employment is due to death, disability or follows a change of control. The Compensation Committee must approve bonuses paid to the Named Executives before payment.

The following table shows potential bonus amounts as a percentage of salary that may be earned by the Named Executives for 2015 performance under the Plan upon achievement of their respective performance goals at target and maximum levels of performance. Under the 2015 Bonus Plan achievement in relation to performance goals below the target level results in a decreasing bonus, and if achievement fails to meet the minimum performance goals the Named Executive is not entitled to any bonus.

Executive Officer and Title	Cash Bonus Payable if Target Goals Achieved	Cash Bonus Payable if Maximum Goals Achieved

Roger H. D. Lacey Vice Chairman and CEO	$150,000	$222,555
Edwin C. Freeman Chief Financial Officer	$116,699	$172,913
Bruce Blackwood President & General Manager, Suttle, Inc.	$117,856	$206,247
Scott Otis President & General Manager, Transition Networks, Inc.	$113,608	$161,891
Scott Fluegge President & General Manager, JDL Technologies, Inc.	$105,029	$147,041

Grant of PSU Awards under the Long Term Incentive Plan

On February 27, 2015, pursuant to the Company’s Long Term Incentive Compensation Plan (the “LTI Plan”) the Compensation Committee determined the overall design and other features of the Company’s LTI Plan for the 2015 through 2017 performance period (the “2015-2017 Period”) as applied to the Named Executives.  For the 2015-2017 Period, it was determined that performance measures, weighting of performance measures, specific “minimum,” “target” and “maximum” goals for each performance measure, the dollar value of opportunities for the Named Executives to earn incentive compensation, in each case, at target and maximum level of performance and form of payment would be established at the beginning of each year, and that achievement in relation to target goals in each year would be determined and vested as of the end of the year, but with payment of such incentive compensation contingent upon continued employment through the end of the 2015-2017 Period.  For 2015, the first year of the three year period, it was determined that the performance measures and the minimum, target and maximum goals for business unit leaders would be specific to their business unit and that the CEO and CFO would (i) earn 80% of their potential long term incentive opportunity based on the success of the three business units in relation to achievement of their respective goals, weighted 54.5% with respect to Suttle’s performance, 36.8% as to Transition Network’s performance and 8.7% as to JDL’s performance and (ii) earn 20% of their potential long term incentive opportunity based on performance measures to be determined and approved by the Compensation Committee prior to March 31, 2015. The 2015 business unit performance measures and their percentage weighting established for Suttle and JDL were Revenue (50%) and Operating Income (50%), and the 2015 business unit performance measures and their percentage weighting for Transition Networks were Revenue (50%) and New Product Revenue (50%).   With respect to each Named Executive, the opportunity to earn long term compensation is initially determined as a dollar value that is a percentage of the Executive’s Base salary. In each case this dollar value will be divided by the average price of the Company’s stock over the 20 business day period beginning March 2, 2015, with the number so determined becoming an award of the same number of Performance Share Units (“PSUs”), with each PSU representing the potential issuance of one share of Company stock. At the completion of 2015, the Compensation Committee will assess actual performance against the performance measures established for each Named Executive and determine the number of shares of Company stock to be issued to each Named Executive following the end of the 2015-2017 Period.

The following table shows the dollar value of the PSUs awarded to each of the Named Executive that would result in the issuance of shares of Company common stock after the end of the 2015-2017 Period based on achievement of applicable 2015 target and maximum goals. Achievement below the target goal for each performance measure will result in a decreased number of shares being issued, and if achievement fails to meet any of the applicable minimum performance goals, the Named Executive will not be issued any shares under the PSUs that he was granted.

	Dollar Value of PSUs Awarded in 2015 Under the Company’s Long-term Incentive Plan
Executive Officer and Title	If Target Goals Achieved	If Maximum Goals Achieved

Roger H. D. Lacey Vice Chairman and CEO	$96,250	$144,375
Edwin C. Freeman Chief Financial Officer	$74,263	$111,395
Bruce Blackwood President & General Manager, Suttle Inc	$74,999	$112,499
Scott Otis President & General Manager, Transition Networks, Inc.	$72,296	$108,444
Scott Fluegge President & General Manager, JDL Technologies	$66,837	$100,255

Stock Options

Consistent with past practice, the Company will award stock options to the Named Executives on March 17, 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 21, 2015 Annual Meeting of Shareholders (“2015 Proxy Materials”) and is incorporated herein by reference.  The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel.  A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2015 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2015 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2015 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2015 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2015 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2015 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 32 to 52 herein:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2014 and 2013
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
•	Notes to Consolidated Financial Statements

(a)  (2)  Consolidated Financial Statement Schedule

The following financial statement schedule is being filed as part of this Form 10-K Report:

 Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)  (3)  Exhibits

The exhibits which accompany or are incorporated by reference in this report, including all exhibits required to be filed with this report pursuant to Item 601 of Regulation S-K, including each management or compensatory plan or arrangement are described on the Exhibit Index, which is at pages 62 through 65 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 12, 2015	/s/ Roger H.D. Lacey
Roger H.D. Lacey, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Each person whose signature appears below constitutes and appoints ROGER H.D. LACEY and EDWIN C. FREEMAN as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/Roger H.D. Lacey	Chief Executive Officer	March 12, 2015
Roger H.D. Lacey	and Director

/s/Edwin C. Freeman	Vice President, Treasurer and	March 12, 2015
Edwin C. Freeman	Chief Financial Officer (Principal
Financial Officer)

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 12, 2015
Kristin A. Hlavka	Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors	March 12, 2015
Curtis A. Sampson	and Director

/s/Randall D. Sampson	Director	March 12, 2015
Randall D. Sampson

/s/Luella G. Goldberg	Director	March 12, 2015
Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 12, 2015
Gerald D. Pint

/s/Richard A. Primuth	Director	March 12, 2015
Richard A. Primuth

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2014

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	Additions Charged to and Expenses	Deductions from Reserves		Other Changes Add	Balance at End of Period

Allowance for doubtful accounts:

Year ended:

December 31, 2014	$69,000	$25,000	$(72,000)(A	)	$0	$22,000

December 31, 2013	$69,000	$23,000	$(23,000)(A	)	$0	$69,000

December 31, 2012	$175,000	$30,000	$(136,000)(A	)	$0	$69,000

(A)	Accounts determined to be uncollectible and charged off against reserve.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2014

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2014

Regulation S-K		Location in Consecutive Numbering
Exhibit Table		System as Filed With the Securities
Reference	Title of Document	and Exchange Commission
3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1	Credit Agreement dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.1.1
First Amendment to Credit Agreement and Waiver of Event of Default dated as of November 28, 2012 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association
Filed as Exhibit 10.1.1 to the Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.1.2
Second Amendment to Credit Agreement and Waiver of Event of Default dated as of November 14, 2013 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association
Filed as Exhibit 10.1.2 to the Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.1.3
Third Amendment to Credit Agreement and First Amendment to Amended and Restated Revolving Note dated as of October 31, 2014 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association
Filed as Exhibit 10.1 to the Form 10-Q. for the quarter ended September 30, 2014 and incorporated herein by reference.

10.2	Revolving Line of Credit Note dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.3	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.3.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference

10.3.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference

10.3.3	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed herewith.

10.4	*	1990 Employee Stock Purchase Plan, as amended and restated May 19, 2011	Filed as Exhibit 99.4 to the Form 8-K dated May 19, 2011 and incorporated herein by reference.

10.5	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.6	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.8	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Compensation Plan	Filed as Exhibit 99.3 to the Form 8-K dated May 19, 2011, and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

99.1		Press Release dated March 9, 2015 on Broward County Public Schools Network Services Contract awarded to JDL Technologies, Inc.	Filed herewith.

* Indicates compensatory plans

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Exhibit Index To
Form 10-K for the Year Ended December 31, 2014

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included in signatures at page 59.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.

