Form 10-Q
period 2015-03-31
COMMUNICATIONS SYSTEMS INC
filed 2015-05-07
CIK 22701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2015
Common Stock, par value	NASDAQ	8,712,330
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	March 31	December 31
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$9,149,624	$13,736,857
Investments	4,878,321	4,602,717
Trade accounts receivable, less allowance for doubtful accounts of $145,000 and $22,000, respectively	10,877,375	13,839,662
Inventories	32,478,501	31,109,653
Prepaid income taxes	3,814,609	2,317,688
Other current assets	1,318,797	1,050,000
Deferred income taxes	3,250,106	3,249,164
TOTAL CURRENT ASSETS	65,767,333	69,905,741

PROPERTY, PLANT AND EQUIPMENT, net	18,437,556	18,153,152
OTHER ASSETS:
Investments	10,585,239	11,540,261
Funded pension assets	152,010	172,405
Other assets	857,794	514,676
TOTAL OTHER ASSETS	11,595,043	12,227,342
TOTAL ASSETS	$95,799,932	100,286,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$500,096	$524,220
Accounts payable	6,462,791	5,180,631
Accrued compensation and benefits	2,935,454	3,696,930
Other accrued liabilities	2,391,084	2,146,582
Dividends payable	1,463,075	1,446,498
TOTAL CURRENT LIABILITIES	13,752,500	12,994,861
LONG TERM LIABILITIES:
Uncertain tax positions	77,823	77,279
Deferred income taxes	1,001,688	1,089,994
Long-term debt - mortgage payable	—	103,603
TOTAL LONG-TERM LIABILITIES	1,079,511	1,270,876
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,707,564 and 8,654,756 shares issued and outstanding, respectively	435,378	432,738
Additional paid-in capital	39,232,052	38,593,230
Retained earnings	42,083,492	47,689,688
Accumulated other comprehensive loss	(783,001)	(695,158)
TOTAL STOCKHOLDERS’ EQUITY	80,967,921	86,020,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,799,932	$100,286,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2015	2014

Sales	$19,544,936	$25,198,406
Costs and expenses:
Cost of sales	14,657,998	16,210,390
Selling, general and administrative expenses	10,578,176	9,002,112
Restructuring expense	—	237,838
Total costs and expenses	25,236,174	25,450,340
Operating loss	(5,691,238)	(251,934)
Other income and (expenses) :
Investment and other income	62,963	5,960
Gain on sale of assets	4,285	5,740
Interest and other expense	(13,218)	(24,655)
Other income (expense), net	54,030	(12,955)
Loss from operations before income taxes	(5,637,208)	(264,889)
Income tax benefit	(1,473,732)	(124,306)
Net loss	(4,163,476)	(140,583)
Other comprehensive loss, net of tax:
Additional minimum pension liability adjustments	(12,646)	(87,343)
Unrealized gain/(loss) on available-for-sale securities	55,120	(22,890)
Foreign currency translation adjustment	(130,317)	26,550
Total other comprehensive loss	(87,843)	(83,683)
Comprehensive loss	$(4,251,319)	$(224,266)

Basic net loss per share:	$(0.48)	$(0.02)
Diluted net loss per share:	$(0.48)	$(0.02)
Weighted Average Basic Shares Outstanding	8,660,819	8,565,426
Weighted Average Dilutive Shares Outstanding	8,660,819	8,565,426
Dividends declared per share	$0.16	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2014	8,654,756	$432,738	$38,593,230	$47,689,688	$(695,158)	$86,020,498
Net loss				(4,163,476)		(4,163,476)
Issuance of common stock under Employee Stock Purchase Plan	4,028	201	42,093			42,294
Issuance of common stock to Employee Stock Ownership Plan	36,707	1,835	383,588			385,423
Issuance of common stock under Executive Stock Plan	16,440	822	0			822
Tax benefit from stock based payments			(5,712)			(5,712)
Share based compensation			238,349			238,349
Purchase of common stock	(4,367)	(218)	(19,496)	(30,943)		(50,657)
Shareholder dividends				(1,411,777)		(1,411,777)
Other comprehensive loss					(87,843)	(87,843)
BALANCE AT MARCH 31, 2015	8,707,564	$435,378	$39,232,052	$42,083,492	$(783,001)	$80,967,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,163,476)	$(140,583)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	780,477	560,622
Share based compensation	238,349	48,281
Deferred taxes	(89,248)	91,364
Gain on sale of assets	(4,285)	(5,740)
Excess tax benefit from share-based payments	5,712	9,067
Changes in assets and liabilities:
Trade receivables	2,956,932	6,686,463
Inventories	(1,398,048)	(733,914)
Prepaid income taxes	(1,496,921)	(225,644)
Other assets	(657,485)	14,645
Accounts payable	1,071,831	617,539
Accrued compensation and benefits	(371,707)	(996,144)
Other accrued liabilities	256,330	(98,905)
Income taxes payable	(5,168)	(3,663)
Net cash (used in) provided by operating activities	(2,876,707)	5,823,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(853,074)	(823,633)
Purchases of investments	—	(6,539,789)
Proceeds from the sale of fixed assets	22,853	5,740
Proceeds from the sale of investments	734,537	1,380,000
Net cash used in investing activities	(95,684)	(5,977,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,395,200)	(1,368,532)
Mortgage principal payments	(127,727)	(119,318)
Proceeds from issuance of common stock, net of shares withheld	(7,541)	35,686
Excess tax benefit from share-based payments	(5,712)	(9,067)
Payment of contingent consideration related to acquisition	—	(565,647)
Net cash used in financing activities	(1,536,180)	(2,026,878)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(78,662)	9,368
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,587,233)	(2,171,804)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,736,857	20,059,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,149,624	$17,887,316
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$500	$14,613
Interest paid	13,121	18,405
Dividends declared not paid	1,463,075	1,454,417
Capital expenditures in accounts payable	218,019	237,330

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through three business units having operations in the United States, Costa Rica, and the United Kingdom. Through its Suttle business unit, the Company is principally engaged in the manufacture and sale of copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company is engaged in the manufacture of media converters, network interface devices, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2015 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended March 31, 2015 and 2014 have been prepared by Company management.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 Annual Report to Shareholders on Form 10-K.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 31	December 31
	2015	2014
Foreign currency translation	$(2,735,000)	$(2,605,000)
Unrealized gain/(loss) on available-for-sale investments	14,000	(41,000)
Pension liability adjustment	1,938,000	1,951,000
	$(783,000)	$(695,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments
Cash equivalents:
Money Market funds	$442,000	$—	$—	$442,000	$442,000	$		$
Subtotal	442,000	—	—	442,000	442,000		—		—

Investments:
Certificates of deposit	6,693,000	9,000	(3,000)	6,699,000	—		1,683,000		5,016,000
Corporate Notes/Bonds	8,763,000	7,000	(6,000)	8,764,000	—		3,195,000		5,569,000
Subtotal	15,456,000	16,000	(9,000)	15,463,000	—		4,878,000		10,585,000

Total	$15,898,000	$16,000	$(9,000)	$15,905,000	$442,000		$4,878,000		$10,585,000

December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000	$1,073,000	$		$
Subtotal	1,073,000	—	—	1,073,000	1,073,000		—		—

Investments:
Certificates of deposit	7,414,000	1,000	(32,000)	7,383,000	—		1,920,000		5,463,000
Corporate Notes/Bonds	8,777,000	6,000	(23,000)	8,760,000	—		2,683,000		6,077,000
Subtotal	16,191,000	7,000	(55,000)	16,143,000	—		4,603,000		11,540,000

Total	$17,264,000	$7,000	$(55,000)	$17,216,000	$1,073,000		$4,603,000		$11,540,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities.  All unrealized losses as of March 31, 2015 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2015.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2015:

	Amortized Cost	Estimated Market Value

Due within one year	$4,634,000	$4,878,000
Due after one year through five years	10,582,000	10,585,000
	$15,216,000	$15,463,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending March 31, 2015 and 2014, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term.  The most recent term ended March 31, 2015.  The ESPP is considered compensatory under current Internal Revenue Service rules.  At March 31, 2015, after giving effect to the shares issued as of that date, 17,455 shares remain available for purchase under the ESPP. On April 3, 2015, the Company’s Board of Directors amended the ESPP to increase the authorized shares by 100,000 to 600,000, subject to approval at the Company’s Annual Meeting of Shareholders to be held on May 21, 2015.

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

During 2015, stock options covering 105,279 shares were awarded to key executive employees and directors, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award.  The Company also granted deferred stock awards of 100,017 shares to key employees during the first quarter under the Company’s long-term incentive plan for performance over the 2015 to 2017 period. The actual number of shares of deferred stock, if any, that are earned by the respective employees will be determined based on achievement against performance goals for each of the three years ending December 31, 2017 and the shares earned will be issued in the first quarter of 2018 to those key employees still with the Company at that time.

At March 31, 2015, 65,651 shares have been issued under the 2011 Incentive Plan, 801,293 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 133,056 shares are eligible for grant under future awards. On April 3, 2015, the Company’s Board of Directors amended the 2011 Stock Incentive plan to increase the authorized shares by 1,000,000 to 2,000,000, subject to approval at the Company’s Annual Meeting of Shareholders to be held on May 21, 2015.

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

No options were granted under the Director Plan in 2014 or 2015.  The Director Plan was amended as of May 19, 2011 to prohibit option grants in 2011 and future years.

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

At March 31, 2015, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under this plan in 2015.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2014 to March 31, 2015:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2014	540,404	$11.90	5.13
Awarded	105,279	11.65
Exercised	—	—
Forfeited	(10,433)	11.97
Outstanding – March 31, 2015	635,250	11.86	5.22

Exercisable at March 31, 2015	237,409	$11.64	3.49
Expected to vest March 31, 2015	635,250	11.86	5.22

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2015 was $158,000.  The intrinsic value of all options exercised during the three months ended March 31, 2015 was $0. Net cash proceeds from the exercise of all stock options were $0 for the three months ended March 31, 2015 and 2014.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2014 to March 31, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	161,314	$10.87
Granted	100,017	11.59
Vested	(16,440)	12.55
Forfeited	(5,991)	10.26
Outstanding – March 31, 2015	238,900	11.07

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2014 to March 31, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	39,151	$10.67
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding – March 31, 2015	39,151	10.67

Compensation Expense

Share-based compensation expense recognized for the three-month period ended March 31, 2015 was $238,000 before income taxes and $155,000 after income taxes. Share-based compensation expense recognized for the three-month period ended March 31, 2014 was $48,000 before income taxes and $31,000 after income taxes.  Unrecognized compensation expense for the Company’s plans was $1,204,000 at March 31, 2015 and is expected to be recognized over a weighted-average period of 2.7 years.  Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the three month periods ended March 31, 2015 and 2014 were $ (6,000) and $ (9,000), respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31	December 31
	2015	2014
Finished goods	$19,661,000	$19,208,000
Raw and processed materials	12,818,000	11,902,000
	$32,479,000	$31,110,000

NOTE 5 – INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Trademarks	91,000	(39,000)	(8,000)	44,000
Customer relationships	491,000	(163,000)	(46,000)	282,000
Technology	229,000	(152,000)	(21,000)	56,000
	811,000	(354,000)	(75,000)	382,000

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net
Trademarks	91,000	(38,000)	(4,000)	49,000
Customer relationships	491,000	(159,000)	(26,000)	306,000
Technology	229,000	(149,000)	(11,000)	69,000
	811,000	(346,000)	(41,000)	424,000

Amortization expense on these identifiable intangible assets was $24,000 and $27,000 for the three months ended 2015 and 2014, respectively. The amortization expense is included in selling, general and administrative expenses. At March 31, 2015, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2015 and all of the following four fiscal years is as follows:

Year Ending December 31:
2015	$75,000
2016	83,000
2017	58,000
2018	53,000
2019	46,000

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

The following table presents the changes in the Company’s warranty liability for the three-month periods ended March 31, 2015 and 2014, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2015	2014
Beginning balance	$434,000	$564,000
Amounts charged to expense	142,000	12,000
Actual warranty costs paid	(22,000)	(50,000)
Ending balance	$554,000	$526,000

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

At March 31, 2015 there was $76,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized.  The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2011-2013 remain open to examination by the Internal Revenue Service and the years 2010-2013 remain open to examination by various state tax departments. The tax years from 2011-2013 remain open in Costa Rica.

The Company’s effective income tax rate was 26.1% for the first three months of 2015. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and expenses not deductible for tax purposes. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit.  The effect of the foreign operations was an overall rate increase of approximately 4.2% for the three months ended March 31, 2015.  There were no additional uncertain tax positions identified in the first three months of 2015.  The Company’s effective income tax rate for the three months ended March 31, 2014 was 46.9%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges.

NOTE 9 – SEGMENT INFORMATION

The Company classifies its businesses into three segments as follows:

●	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;
●
Transition Networks manufactures media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

●
JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. There are no material inter-segment revenues.

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2015 and 2014 is as follows:

		Transition	JDL
	Suttle	Networks	Technologies	Other	Total
Three Months Ended March 31, 2015
Sales	$10,590,000	$8,090,000	$865,000	$—	$19,545,000
Cost of sales	9,149,000	4,685,000	824,000	—	14,658,000
Gross profit	1,441,000	3,405,000	41,000	—	4,887,000
Selling, general and administrative expenses	4,306,000	5,462,000	810,000	—	10,578,000
Operating loss	$(2,865,000)	$(2,057,000)	$(769,000)	$—	$(5,691,000)

Depreciation and amortization	$507,000	$247,000	$26,000	$—	$780,000

Capital expenditures	$649,000	$86,000	$44,000	$74,000	$853,000

Assets	$40,210,000	$26,870,000	$4,367,000	$24,353,000	$95,800,000

		Transition	JDL
	Suttle	Networks	Technologies	Other	Total
Three Months Ended March 31, 2014
Sales	$12,882,000	$9,749,000	$2,567,000	$—	$25,198,000
Cost of sales	9,392,000	5,043,000	1,775,000	—	16,210,000
Gross profit	3,490,000	4,706,000	792,000	—	8,988,000
Selling, general and administrative expenses	3,137,000	5,180,000	685,000	—	9,002,000
Restructuring expense		238,000			238,000
Operating income (loss)	$353,000	$(712,000)	$107,000	$—	$(252,000)

Depreciation and amortization	$293,000	$231,000	$37,000	$—	$561,000

Capital expenditures	$627,000	$107,000	$10,000	$80,000	$824,000

Assets	$32,608,000	$27,093,000	$6,347,000	$35,025,000	$101,073,000

NOTE 10 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans.  The Company does not provide any other post-retirement benefits to its employees.  Components of net periodic benefit cost of the pension plans for the three-months ended March 31, 2015 and 2014 were:

	Three Months Ended March 31
	2015	2014
Service cost	$2,000	$1,000
Interest cost	34,000	39,000
Expected return on assets	(45,000)	(49,000)
Net periodic pension benefit	$(9,000)	$(9,000)

NOTE 11 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three months ended March 31, 2015 and 2014. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three months of 2014 and 2015, there was no dilutive impact from stock options or unvested shares.  Options totaling 522,922 and 103,896 would have been excluded from the calculation of diluted earnings per share for the three-months ended March 31, 2015 and 2014, respectively, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 205,010 and 172,750 shares would not have been included for the three-months ended March 31, 2015 and 2014 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014, are summarized below:

	March 31, 2015

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$442,000	$—	$—	$442,000
Certificates of deposit		—		—
Subtotal	442,000	—	—	442,000

Short-term investments:
Certificates of deposit	—	1,683,000	—	1,683,000
Corporate Notes/Bonds	—	3,195,000	—	3,195,000
Subtotal	—	4,878,000	—	4,878,000

Long-term investments:
Certificates of deposit	—	5,016,000	—	5,016,000
Corporate Notes/Bonds	—	5,569,000	—	5,569,000
Subtotal	—	10,585,000	—	10,585,000

Total	$442,000	$15,463,000	$—	$15,905,000

	December 31, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000
Subtotal	1,073,000	—	—	1,073,000

Short-term investments:
Certificates of deposit	—	1,920,000	—	1,920,000
Corporate Notes/Bonds	—	2,683,000	—	2,683,000
Subtotal	—	4,603,000	—	4,603,000

Long-term investments:
Certificates of deposit	—	5,463,000	—	5,463,000
Corporate Notes/Bonds	—	6,077,000	—	6,077,000
Subtotal	—	11,540,000	—	11,540,000

Total	$1,073,000	$16,143,000	$—	$17,216,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2015.

NOTE 13 – RESTRUCTURING CHARGES

During the three-months ended March 31, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company had no restructuring expenses for the three-month period ended March 31, 2015.

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

●
Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand in the United States and internationally;

●
Transition Networks manufactures media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches, and other connectivity products that offer customers the ability to affordably integrate fiber optics into any data network; and

●
JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

First Quarter 2015 Summary

●	Consolidated sales of $19.5 million compared to $25.2 million in Q1 2014.
o	Suttle sales declined 18%

o	Transition Networks sales declined 17%

o	JDL Technologies sales declined 66%

●	Gross profit of $4.7 million, or 24% of revenues, compared to gross profit of $9.0 million, or 36% of revenues, in Q1 2014.

●	Operating income decreased to a loss of $5.7 million from an operating loss of $252,000 in Q1 2014.

o	Suttle operating loss was $2.9 million

o	Transition Networks operating loss was $2.1 million

o	JDL Technologies operating loss was $769,000

●	Net loss was $4.2 million, or ($0.48) per diluted share, compared to a net loss of $141,000, or ($0.02) per diluted share, in Q1 2014.

●	Cash, cash equivalents, and investments decreased to $24.6 million at March 31, 2015 from $29.9 million at December 31, 2014.

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

General Risks and Uncertainties;

●	The success of the holding company restructuring plan that we implemented in September 2013;

●	The ability of the CSI parent to oversee the Company’s three operating units function in an efficient and cost-effective manner;

●	The ability of our three business operating units to operate profitably; and

●	The impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to major communication service providers and their continued investment and deployment into building out their networks;

●	Suttle’s ability to continue to introduce and sell new G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales in its legacy products; and

●	The continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets; and

●	Transition Networks’ ability to profitably penetrate targeted international markets.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain business from its traditional South Florida school districts;

●	JDL’s ability to profitably expand outside its South Florida education market to small and medium sized commercial businesses; and

●
JDL’s ability to establish and maintain a productive and efficient workforce in light of revenues that have fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

In addition, the Company will discuss other factors from time to time in its filings with the Securities and Exchange Commission, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2015 Compared to
Three Months Ended March 31, 2014

Consolidated sales decreased 22% in 2015 to $19,545,000 compared to $25,198,000 in 2014.  Consolidated operating loss in 2015 increased to $5,691,000 compared to an operating loss of $252,000 in the first quarter of 2014.  Net loss in 2015 increased to $4,163,000 or $ (0.48) per share compared to a net loss of $141,000 or $ (0.02) per share in the first quarter of 2014.

Suttle Results

Suttle sales decreased 18% in the first quarter of 2015 to $10,590,000 compared to $12,882,000 in the same period of 2014 as Suttle experienced increased pricing pressure and volume declines in its legacy product lines.  Sales by customer groups in the first quarter of 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Communication service providers	$8,700,000	$10,758,000
Distributors	783,000	1,440,000
International	995,000	678,000
Other	112,000	6,000
	$10,590,000	$12,882,000

Suttle’s sales by product groups in first quarter of 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Modular connecting products	$2,488,000	$3,214,000
Structured cabling products	5,376,000	7,276,000
DSL products	941,000	1,173,000
FTTx products	1,577,000	1,194,000
Other products	208,000	25,000
	$10,590,000	$12,882,000

Sales to the major communication service providers decreased 19% in 2015 due to a disrupted order cycle at a major customer that significantly curtailed its first quarter purchasing, and overall decline in legacy product lines.  Sales to major communication service providers accounted for 82% of Suttle’s sales in the first quarter of 2015 compared to 84% of sales in 2014.  Sales to distributors decreased 46% in 2015 due to a continuing decline in legacy product lines.  This customer segment accounted for 7% and 11% of sales in the first quarters of 2015 and 2014, respectively. International sales increased 47% and accounted for 9% of Suttle’s first quarter 2015 sales, due to the ordering cycle of DSL products for a major customer.

Sales of structured cabling products decreased 26% due to reduced demand in major customers. Sales of DSL products decreased 20% and modular connecting products sales decreased 23% due to shifts in technology. Sales of FTTx products increased 32% due to success in securing new business in multiple new FTTx networks deployments.

Suttle’s gross margin decreased 59% in the first quarter of 2015 to $1,441,000 compared to $3,490,000 in the same period of 2014.  Gross margin as a percentage of sales decreased to 13.6% from 27.1% in the same period of 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 33% to $4,306,000, or 40.7% of sales, in the first quarter of 2015 compared to $3,137,000, or 24.4% of sales, in the same period in 2014 due in part to investment into fiber and active capabilities to support new product platforms.  Suttle incurred $1,396,000 and $748,000 in research and development expenses in the respective 2015 and 2014 first quarters,  as it continues to invest in enhancing existing products and developing new products. Suttle’s operating income was a loss of $2,865,000 in the first quarter of 2015 compared to income of $353,000 in 2014.

Transition Networks Results

Transition Networks sales decreased 17% to $8,090,000 in the first quarter of 2015 compared to $9,749,000 in 2014 due to decreased activity in the North American and EMEA markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically.  First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2015	2014
North America	$5,406,000	$6,897,000
Europe, Middle East, Africa (“EMEA”)	1,043,000	1,205,000
Rest of World	1,641,000	1,647,000
	$8,090,000	$9,749,000

The following table summarizes Transition Networks’ 2015 and 2014 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$5,730,000	$6,262,000
Ethernet switches	930,000	933,000
Ethernet adapters	119,000	839,000
Other products	1,311,000	1,715,000
	$8,090,000	$9,749,000

Sales in North America decreased 22% or $1,491,000 due mainly to a slowdown in federal government and enterprise business segments.  International sales decreased $168,000, or 6%, mainly due to lower circuit emulation and service contract sales out of the United Kingdom site.  Sales of media converters decreased 8% or $532,000 due to a decline in domestic sales resulting from competitive pricing pressures and project timing. Sales of Ethernet adapters decreased 86% or 720,000 due to the slowing of government business and project timing.

Gross margin on first quarter Transition Networks’ sales decreased 28% to $3,405,000 in 2015 from $4,706,000 in 2014.  Gross margin as a percentage of sales decreased to 42.1% in 2015 from 48.3% in 2014 due to unfavorable product mix and pricing pressure.  Selling, general and administrative expenses increased 5% to $5,462,000, or 67.5% of sales, in 2015 compared to $5,180,000, or 53.1% of sales, in 2014 due to increased global selling expenses to support our product development initiatives. Operating loss was $2,057,000 in 2015 compared to a loss of $712,000 in 2014.

JDL Technologies Results

JDL Technologies sales decreased 66% to $865,000 in the first quarter of 2015 compared to $2,567,000 in 2014.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$328,000	$1,930,000
Miami Dade County FL schools	0	99,000
All other	537,000	538,000
	$865,000	$2,567,000

Revenues earned from Broward County Public Schools decreased $1,602,000 or 83% in the first quarter of 2015 as compared to the 2014 first quarter due to E-Rate funding not yet being available in the 2015 period.  The Schools and Library Department is expected to provide confirmation of E-Rate awards by the third quarter of 2015.  As E-Rate represents significant savings for the district, all E-Rate eligible purchases are on hold until funding commitments are released. In the first quarter of 2015, the Broward County School District awarded JDL Technologies new contracts for information technology services and infrastructure, with revenues expected to be realized beginning in the second quarter of 2015. The contracts are valued at approximately $83 million over the five-year contract period.

Absence of further revenues from Miami-Dade County Public Schools reflects completion of that district’s wireless classroom initiative, which had been funded under the E-Rate program.  Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) remained flat at $537,000.

Gross margin decreased 95% to $41,000 in the first quarter of 2015 compared to $791,000 in the same period in 2014. Gross margin as a percentage of sales decreased to 4.8% in 2015 from 30.8% in 2014 due to changes in revenue mix from 2014 to 2015.  Selling, general and administrative expenses increased 18% in 2015 to $810,000, or 93.6% of sales, compared to $685,000, or 26.7% of sales, in 2014. Selling, general and administrative expenses as a percentage of sales were much higher in the 2015 period as JDL’s non-variable general and administrative expenses constituted a much higher percentage of the lower 2015 sales. Reflecting the first quarter 2015 revenue decline, JDL Technologies reported an operating loss of $769,000 in the first quarter of 2015 compared to operating income of $107,000 in the same period of 2014.

Other

The Company’s loss before income taxes increased to $5,637,000 in 2015 compared to a loss of $265,000 in 2014. The Company’s effective income tax rate was 26.1% in 2015 and 46.9% in 2014.  This effective tax rate for 2015 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges for uncertain income tax positions.

Liquidity and Capital Resources

As of March 31, 2015, the Company had approximately $24,613,000 in cash, cash equivalents and investments. Of this amount, $442,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $15,463,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2015.

The Company had working capital of $52,014,000, consisting of current assets of approximately $65,767,000 and current liabilities of $13,753,000 at March 31, 2015 compared to working capital of $56,911,000, consisting of current assets of $69,906,000 and current liabilities of $12,995,000 at December 31, 2014.

Cash flow used by operating activities was approximately $2,311,000 in 2015 compared to $5,823,000 provided in the same period of 2014.  Significant working capital changes from December 31, 2014 to March 31, 2015 included a decrease in receivables of $2,957,000 due to lower revenues in the first quarter of 2015 as compared to the last quarter of 2014, and an increase in JDL-related inventory and related accounts payable due to a large order at JDL.

Net cash used in investing activities was $96,000 in 2015 compared to $5,978,000 used in the same period of 2014, primarily because of large net investments in the 2014 period. The Company continued to make capital investments in 2015, specifically within Suttle’s manufacturing operations.

Net cash used by financing activities was $1,536,000 in 2015 compared to $2,027,000 in the same period of 2014. Cash dividends paid on common stock increased to $1,395,000 in 2015 ($0.16 per common share) from $1,369,000 in 2014.  Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $43,000 in 2015 and $36,000 in 2014. The Company did not repurchase any shares in 2015 or 2014 under the Board authorized program.  At March 31, 2015, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.  The Company acquired $51,000 and $0 in 2015 and 2014, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank.  Interest on borrowings on the credit line is at LIBOR plus 1.1% (1.4% at March 31, 2015). There were no borrowings on the line of credit at March 31, 2015 or 2014. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2014 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The standard is effective for the Company’s first quarter of 2017. Early adoption is not permitted. Implementation may be either through retrospective application to each period from the first quarter of 2015 or with a cumulative effect adjustment upon adoption in 2017. Additional disclosures will also be required under the new standard. In April 2015, the FASB issued a proposal that, if approved, would extend the required implementation date one year to the first quarter of 2018 but also would permit companies to adopt the standard at the original effective date of 2017.  The Company is assessing what impacts this new standard will have on its Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At March 31, 2015 our bank line of credit carried a variable interest rate based on LIBOR plus 1.1%.

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

During the quarter ended March 31, 2015, we implemented a new ERP system within our Suttle business unit. The ERP system is designed to strengthen our long-term performance by standardizing all CSI business units on a common platform. The system changes were not being made in response to any material weakness in our internal controls. This implementation has resulted in some changes to business processes and internal control over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls during future periods.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable.

Item 1A.  Risk Factors
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015	—	$—	—	411,910
February 2015	—	—	—	411,910
March 2015	4,367	11.60	—	411,910
Total	4,367	$11.60	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4.  Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On May 7, 2015, Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Suttle, Inc. entered in the Fourth Amendment to Credit Agreement and Waiver of Default with Wells Fargo Bank, National Association.

Item 6.   Exhibits.

The following exhibits are included herein:

10.1
Amended and Restated Revolving Note dated as of May 7, 2015 from Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., and Suttle, Inc. to Wells Fargo Bank, National Association.

10.2
Fourth Amendment to Credit Agreement and Waiver of Default dated as of May 7, 2015 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., and Suttle, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated May 5, 2015 announcing 2015 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: May 7, 2015		Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: May 7, 2015	Chief Financial Officer

