Form 10-Q
period 2015-06-30
COMMUNICATIONS SYSTEMS INC
filed 2015-08-07
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2015
Common Stock, par value	NASDAQ	8,744,631
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

INDEX

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30 2015	December 31 2014
CURRENT ASSETS:
Cash and cash equivalents	$7,972,407	$13,736,857
Investments	2,884,792	4,602,717
Trade accounts receivable, less allowance for doubtful accounts of $147,000 and $22,000, respectively	17,353,120	13,839,662
Inventories	29,320,866	31,109,653
Prepaid income taxes	4,813,137	2,317,688
Other current assets	873,443	1,050,000
Deferred income taxes	3,175,986	3,249,164
TOTAL CURRENT ASSETS	66,393,751	69,905,741

PROPERTY, PLANT AND EQUIPMENT, net	18,218,327	18,153,152
OTHER ASSETS:
Investments	10,576,393	11,540,261
Goodwill	1,455,784	—
Funded pension assets	147,665	172,405
Other assets	779,112	514,676
TOTAL OTHER ASSETS	12,958,954	12,227,342
TOTAL ASSETS	$97,571,032	100,286,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$370,175	$524,220
Line of credit borrowings	3,100,000	—
Accounts payable	6,570,684	5,180,631
Accrued compensation and benefits	3,584,913	3,696,930
Accrued consideration	462,870	—
Other accrued liabilities	1,895,580	2,146,582
Dividends payable	1,455,216	1,446,498
TOTAL CURRENT LIABILITIES	17,439,438	12,994,861
LONG TERM LIABILITIES:
Uncertain tax positions	78,372	77,279
Deferred income taxes	1,039,587	1,089,994
Long-term debt - mortgage payable	—	103,603
TOTAL LONG-TERM LIABILITIES	1,117,959	1,270,876
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,739,858 and 8,654,756 shares issued and outstanding, respectively	436,993	432,738
Additional paid-in capital	39,709,299	38,593,230
Retained earnings	39,565,581	47,689,688
Accumulated other comprehensive loss	(698,238)	(695,158)
TOTAL STOCKHOLDERS’ EQUITY	79,013,635	86,020,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,571,032	$100,286,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Sales	$28,197,661	$33,208,977	$47,742,597	$58,407,383
Costs and expenses:
Cost of sales	19,658,792	21,115,209	34,316,789	37,325,598
Selling, general and administrative expenses	10,256,538	9,688,247	20,834,714	18,690,358
Restructuring expense	—	—	—	237,838
Total costs and expenses	29,915,330	30,803,456	55,151,503	56,253,794
Operating (loss) income	(1,717,669)	2,405,521	(7,408,906)	2,153,589
Other expenses :
Investment and other income	3,897	28,065	66,857	34,024
Gain (loss) on sale of assets	88	(141,870)	4,373	(136,131)
Interest and other expense	(61,044)	(16,391)	(74,262)	(41,046)
Other expense, net	(57,059)	(130,196)	(3,032)	(143,153)
(Loss) income from operations before income taxes	(1,774,728)	2,275,325	(7,411,938)	2,010,436
Income tax (benefit) expense	(746,562)	837,842	(2,220,294)	713,536
Net (loss) income	(1,028,166)	1,437,483	(5,191,644)	1,296,900
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(14,152)	(91,447)	(26,798)	(178,790)
Unrealized (loss)/gain on available-for-sale securities	(5,193)	8,280	49,926	(14,610)
Foreign currency translation adjustment	104,109	55,994	(26,208)	82,545
Total other comprehensive income (loss)	84,764	(27,173)	(3,080)	(110,855)
Comprehensive (loss) income	$(943,402)	$1,410,310	$(5,194,724)	$1,186,045

Basic net (loss) income per share:	$(0.12)	$0.17	$(0.60)	$0.15
Diluted net (loss) income per share:	$(0.12)	$0.17	$(0.60)	$0.15
Weighted Average Basic Shares Outstanding	8,707,564	8,621,387	8,684,321	8,593,561
Weighted Average Dilutive Shares Outstanding	8,707,564	8,644,505	8,684,321	8,616,858
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2014	8,654,756	$432,738	$38,593,230	$47,689,688	$(695,158)	$86,020,498
Net loss				(5,191,644)		(5,191,644)
Issuance of common stock under Employee Stock Purchase Plan	8,794	440	96,283			96,723
Issuance of common stock to Employee Stock Ownership Plan	36,707	1,835	383,588			385,423
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	121,920			122,520
Issuance of common stock under Executive Stock Plan	43,244	2,162	0			2,162
Tax benefit from stock based payments			85,399			85,399
Share based compensation			499,475			499,475
Purchase of common stock	(15,643)	(782)	(70,596)	(103,961)		(175,339)
Shareholder dividends				(2,828,502)		(2,828,502)
Other comprehensive loss					(3,080)	(3,080)
BALANCE AT JUNE 30, 2015	8,739,858	$436,993	$39,709,299	$39,565,581	$(698,238)	$79,013,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,191,644)	$1,296,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,633,260	1,143,272
Share based compensation	499,475	240,485
Deferred taxes	22,772	278,601
(Gain) loss on sale of assets	(4,373)	136,131
Excess tax benefit from share-based payments	(85,399)	(75,425)
Changes in assets and liabilities:
Trade receivables	(3,475,720)	3,743,374
Inventories	1,797,692	(1,934,942)
Prepaid income taxes	(2,495,449)	397,360
Other assets	(130,430)	135,705
Accounts payable	1,304,217	2,079,869
Accrued compensation and benefits	273,601	(12,258)
Other accrued liabilities	(297,840)	127,808
Income taxes payable	86,492	(3,753)
Other	(58,224)	—
Net cash (used in) provided by operating activities	(6,121,570)	7,553,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,654,960)	(2,495,463)
Purchases of investments	—	(9,872,086)
Acquisition of business, net of cash acquired	(917,363)	—
Proceeds from the sale of fixed assets	22,941	15,993
Proceeds from the sale of investments	2,731,718	3,020,000
Net cash provided by (used in) investing activities	182,336	(9,331,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against line of credit	3,100,000	—
Cash dividends paid	(2,819,784)	(2,800,528)
Mortgage principal payments	(257,648)	(240,684)
Proceeds from issuance of common stock, net of shares withheld	46,066	180,394
Excess tax benefit from share-based payments	85,399	75,425
Payment of contingent consideration related to acquisition	—	(565,647)
Purchase of common stock	—	(2,161)
Net cash provided by (used in) financing activities	154,033	(3,353,201)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	20,751	24,942
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,764,450)	(5,106,688)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,736,857	20,059,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,972,407	$14,952,432
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$52,979	$30,763
Interest paid	28,931	41,046
Dividends declared not paid	1,455,216	1,419,807
Capital expenditures in accounts payable	6,000	50,871
Acquisition costs in accrued consideration	462,870	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through three business units having operations in the United States, Costa Rica, and the United Kingdom. Through its Suttle business unit, the Company manufactures and sells copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company manufactures and sells media converters, network interface devices, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2015 and the related condensed consolidated statements of (loss) income and comprehensive (loss) income, and the condensed consolidated statements of cash flows for the periods ended June 30, 2015 and 2014 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30	December 31
	2015	2014
Foreign currency translation	$(2,632,000)	$(2,605,000)
Unrealized gain/(loss) on available-for-sale investments	9,000	(41,000)
Pension liability adjustment	1,925,000	1,951,000
	$(698,000)	$(695,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2015 and December 31, 2014:

	June 30, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$2,473,000	$—	$—	$2,473,000	$2,473,000	$		$
Subtotal	2,473,000	—	—	2,473,000	2,473,000		—		—

Investments:
Certificates of deposit	5,973,000	12,000	(1,000)	5,984,000	—		962,000		5,022,000
Corporate Notes/Bonds	7,487,000	2,000	(12,000)	7,477,000	—		1,923,000		5,554,000
Subtotal	13,460,000	14,000	(13,000)	13,461,000	—		2,885,000		10,576,000

Total	$15,933,000	$14,000	$(13,000)	$15,934,000	$2,473,000		$2,885,000		$10,576,000

	December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000	$1,073,000	$		$
Subtotal	1,073,000	—	—	1,073,000	1,073,000		—		—

Investments:
Certificates of deposit	7,414,000	1,000	(32,000)	7,383,000	—		1,920,000		5,463,000
Corporate Notes/Bonds	8,777,000	6,000	(23,000)	8,760,000	—		2,683,000		6,077,000
Subtotal	16,191,000	7,000	(55,000)	16,143,000	—		4,603,000		11,540,000

Total	$17,264,000	$7,000	$(55,000)	$17,216,000	$1,073,000		$4,603,000		$11,540,000

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2015 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2015.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2015:

	Amortized Cost	Estimated Market Value

Due within one year	$2,884,000	$2,885,000
Due after one year through five years	10,576,000	10,576,000
	$13,460,000	$13,461,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the six-month periods ending June 30, 2015 and 2014, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2015. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2015, after giving effect to the shares issued as of that date, 112,689 shares remain available for purchase under the ESPP.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. On May 21, 2015, the Company’s shareholders approved an amendment to the 2011 Incentive Plan to increase the authorized shares by 1,000,000 to 2,000,000. As a result, up to 2,000,000 shares of our common stock may be issued pursuant to awards under the 2011 Incentive Plan, as amended.

During 2015, stock options covering 248,258 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company has also granted deferred stock awards of 100,017 shares to key employees during the first quarter of 2015 under the Company’s long-term incentive plan for performance over the 2015 to 2017 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals for each of the three years ending December 31, 2017 and the shares earned will be issued in the first quarter of 2018 to those key employees still with the Company at that time.

At June 30, 2015, 104,455 shares have been issued under the 2011 Incentive Plan, 840,213 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 1,055,332 shares are eligible for grant under future awards. On May 21, 2015, the Company’s shareholders approved an amendment to the 2011 Stock Incentive plan to increase the authorized shares by 1,000,000 to 2,000,000.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options were granted under the Director Plan in 2014 or 2015. The Company amended the Director Plan in May 2011 to prohibit future option grants.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future stock options or other equity awards.

At June 30, 2015, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2014 to June 30, 2015:

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2014	540,404	$11.90	5.13
Awarded	248,258	11.31
Exercised	(12,000)	11.05
Forfeited	(47,984)	12.10
Outstanding – June 30, 2015	728,678	11.71	5.40

Exercisable at June 30, 2015	297,439	$11.73	4.09
Expected to vest June 30, 2015	728,678	11.71	5.40

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2015 was $51,000. The intrinsic value of all options exercised during the six months ended June 30, 2015 was $10,000. Net cash proceeds from the exercise of all stock options were $0 and $99,000 for the six months ended June 30, 2015 and 2014.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2014 to June 30, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	161,314	$10.87
Granted	100,017	11.59
Vested	(16,940)	12.52
Forfeited	(5,991)	10.26
Outstanding – June 30, 2015	238,400	11.07

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2014 to June 30, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	39,151	$10.67
Granted	21,432	11.06
Issued	(26,304)	10.01
Forfeited	—	—
Outstanding – June 30, 2015	34,279	11.42

Compensation Expense

Share-based compensation expense recognized for the six-month period ended June 30, 2015 was $499,000 before income taxes and $325,000 after income taxes. Share-based compensation expense recognized for the six-month period ended June 30, 2014 was $240,000 before income taxes and $156,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,305,000 at June 30, 2015 and is expected to be recognized over a weighted-average period of 2.2 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the six month periods ended June 30, 2015 and 2014 were $85,000 and $75,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30	December 31
	2015	2014
Finished goods	$16,249,000	$19,208,000
Raw and processed materials	13,072,000	11,902,000
	$29,321,000	$31,110,000

NOTE 5 – ACQUISITION

On June 1, 2015, the Company acquired all of the shares of Twisted Technologies, Inc. (“Twisted Technologies”). The purchase price totals $1,454,000, with cash acquired totaling $83,000. The purchase price includes initial consideration of $1,000,000, deferred consideration of $300,000 to be paid out on March 31, 2016, $ (9,000) in working capital adjustments, and $163,000 in estimated contingent consideration. The Company has agreed to pay consideration contingent upon the Twisted Technologies business meeting revenue targets over a three year period, with the consideration to be paid after each annual period has lapsed. The Company has recognized $163,000 as the estimated fair value of the contingent consideration at the date of acquisition. The maximum payout is not limited. At June 30, 2015, the Company had estimated liabilities of $463,000 related to outstanding consideration payments.

The estimated assets and liabilities of Twisted Technologies were recorded in the consolidated balance sheet within the JDL Technologies segment at June 30, 2015. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $1,582,000, including estimated goodwill of $1,456,000, and total liabilities of $128,000. The entire goodwill balance is deductible for tax purposes. All balances recorded are estimated amounts; the purchase price allocation will be finalized as the Company completes its valuation of identifiable assets and liabilities. The pro forma impact of Twisted Technologies was not significant to the Company’s results for the three and six months ended June 30, 2015.

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 by segment are as follows:

JDL

January 1, 2015	$—

Goodwill acquired	1,456,000

June 30, 2015	$1,456,000

Gross goodwill	1,456,000
Accumulated impairment loss
Balance at June 30, 2015	$1,456,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(45,000)	(3,000)	43,000
Customer relationships	491,000	(185,000)	(19,000)	287,000
Technology	229,000	(172,000)	(9,000)	48,000
	811,000	(402,000)	(31,000)	378,000

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(38,000)	(4,000)	49,000
Customer relationships	491,000	(159,000)	(26,000)	306,000
Technology	229,000	(149,000)	(11,000)	69,000
	811,000	(346,000)	(41,000)	424,000

Amortization expense on these identifiable intangible assets was $50,000 and $54,000 for the six-month periods ended June 30, 2015 and 2014, respectively. The amortization expense is included in selling, general and administrative expenses. At June 30, 2015, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2015 and all of the following four fiscal years is as follows:

Year Ending December 31:
2015	$51,000
2016	83,000
2017	58,000
2018	53,000
2019	46,000

NOTE 7 – WARRANTY

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2015 and 2014, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2015	2014
Beginning balance	$434,000	$564,000
Amounts charged to expense	174,000	(10,000)
Actual warranty costs paid	(50,000)	(60,000)
Ending balance	$558,000	$494,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Long-term Debt

The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%.  The mortgage matures on March 1, 2016.  The outstanding balance on the mortgage was $370,000 at June 30, 2015. The mortgage is secured by the building.

Line of Credit

The Company has a $10,000,000 line of credit from Wells Fargo Bank.  The Company had $3,100,000 in outstanding borrowings against the line of credit at June 30, 2015 and no borrowings at June 30, 2014. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2015 was $6,900,000. Interest on borrowings on the credit line is at LIBOR plus 1.75% (1.9% at June 30, 2015). The credit agreement expires October 31, 2016 and is secured by assets of the Company.  Our credit agreement contains financial covenants including current ratio, net income, tangible net worth minimums, and a minimum cash balance. The Company was in compliance with its financial covenants at June 30, 2015. See Note 16 for a description of an amendment to the credit facility subsequent to quarter end.

NOTE 10 – INCOME TAXES

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

At June 30, 2015 there was $77,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2011-2013 remain open to examination by the Internal Revenue Service and the years 2010-2013 remain open to examination by various state tax departments. The tax years from 2011-2013 remain open in Costa Rica.

The Company’s effective income tax rate was 30.0% for the first six months of 2015. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and expenses not deductible for tax purposes. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 2.2% for the six months ended June 30, 2015. There were no additional uncertain tax positions identified in the first six months of 2015. The Company’s effective income tax rate for the six months ended June 30, 2014 was 35.5%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions.

NOTE 11 – SEGMENT INFORMATION

The Company classifies its businesses into three segments as follows:

●	Suttle manufactures and sells copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;
●
Transition Networks manufactures and sells media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

●
JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. Intersegment revenues are eliminated upon consolidation.

Information concerning the Company’s continuing operations in the various segments for the three and six-month periods ended June 30, 2015 and 2014 is as follows:

		Transition	JDL		Intersegment
	Suttle	Networks	Technologies	Other	Eliminations	Total
Three Months Ended June 30, 2015
Sales	$11,788,000	$11,915,000	$4,718,000	$—	$(223,000)	$28,198,000
Cost of sales	9,533,000	6,508,000	3,618,000	—	—	19,659,000
Gross profit	2,255,000	5,407,000	1,100,000	—	(223,000)	8,539,000
Selling, general and administrative expenses	3,504,000	5,920,000	1,056,000	—	(223,000)	10,257,000
Operating (loss) income	$(1,249,000)	$(513,000)	$44,000	$—	$—	$(1,718,000)

Depreciation and amortization	$546,000	$267,000	$38,000	$—	$—	$851,000

Capital expenditures	$518,000	$127,000	$127,000	$30,000	$—	$802,000

Assets	$41,872,000	$26,674,000	$4,212,000	$24,813,000	$—	$97,571,000

		Transition	JDL		Intersegment
	Suttle	Networks	Technologies	Other	Eliminations	Total
Three Months Ended June 30, 2014
Sales	$19,006,000	$11,567,000	$2,636,000	$—	$—	$33,209,000
Cost of sales	12,731,000	6,182,000	2,202,000	—	—	21,115,000
Gross profit	6,275,000	5,385,000	434,000	—	—	12,094,000
Selling, general and administrative expenses	3,358,000	5,609,000	721,000	—	—	9,688,000
Restructuring expense		—				—
Operating income (loss)	$2,917,000	$(224,000)	$(287,000)	$—	$—	$2,406,000

Depreciation and amortization	$315,000	$231,000	$37,000	$—	$—	$583,000

Capital expenditures	$1,295,000	$251,000	$8,000	$118,000	$—	$1,672,000

Assets	$38,304,000	$27,507,000	$3,520,000	$34,468,000	$—	$103,799,000

		Transition	JDL		Intersegment
	Suttle	Networks	Technologies	Other	Eliminations	Total
Six Months Ended June 30, 2015
Sales	$22,378,000	$20,005,000	$5,583,000	$—	$(223,000)	$47,743,000
Cost of sales	18,682,000	11,193,000	4,442,000	—	—	34,317,000
Gross profit	3,696,000	8,812,000	1,141,000	—	(223,000)	13,426,000
Selling, general and administrative expenses	7,810,000	11,382,000	1,866,000	—	(223,000)	20,835,000
Operating loss	$(4,114,000)	$(2,570,000)	$(725,000)	$—	$—	$(7,409,000)

Depreciation and amortization	$1,053,000	$514,000	$66,000	$—	$—	$1,633,000

Capital expenditures	$1,167,000	$213,000	$170,000	$105,000	$—	$1,655,000

		Transition	JDL		Intersegment
	Suttle	Networks	Technologies	Other	Eliminations	Total
Six Months Ended June 30, 2014
Sales	$31,888,000	$21,317,000	$5,202,000	$—	$—	$58,407,000
Cost of sales	22,123,000	11,224,000	3,978,000	—	—	37,325,000
Gross profit	9,765,000	10,093,000	1,224,000	—	—	21,082,000
Selling, general and administrative expenses	6,496,000	10,789,000	1,405,000	—	—	18,690,000
Restructuring expense		238,000				238,000
Operating income (loss)	$3,269,000	$(934,000)	$(181,000)	$—	$—	$2,154,000

Depreciation and amortization	$608,000	$461,000	$74,000	$—	$—	$1,143,000

Capital expenditures	$1,922,000	$359,000	$18,000	$196,000	$—	$2,495,000

NOTE 12 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three and six-months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$2,000	$2,000	$4,000	$3,000
Interest cost	38,000	40,000	72,000	79,000
Expected return on assets	(50,000)	(52,000)	(95,000)	(101,000)
Net periodic pension benefit	$(10,000)	$(10,000)	$(19,000)	$(19,000)

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six-month periods ended June 30, 2015. The dilutive effect of stock options for the three and six-month periods ended June 30, 2014 was 23,118 shares and 23,297 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and six-month periods of 2015, there was no dilutive impact from stock options or unvested shares. Options totaling 488,371 would have been excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2015, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 205,010 shares would not have been included for the three and six-months ended June 30, 2015 because of unmet performance conditions. Options totaling 202,897 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2014 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 171,544 shares were not included for the three and six month period ended June 30, 2014 because of unmet performance conditions.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014, are summarized below:

	June 30, 2015

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$2,473,000	$—	$—	$2,473,000
Certificates of deposit		—		—
Subtotal	2,473,000	—	—	2,473,000

Short-term investments:
Certificates of deposit	—	962,000	—	962,000
Corporate Notes/Bonds	—	1,923,000	—	1,923,000
Subtotal	—	2,885,000	—	2,885,000

Long-term investments:
Certificates of deposit	—	5,022,000	—	5,022,000
Corporate Notes/Bonds	—	5,554,000	—	5,554,000
Subtotal	—	10,576,000	—	10,576,000

Current Liabilities:
Accrued Consideration	—	—	(163,000)	(163,000)
Subtotal	—	—	(163,000)	(163,000)

Total	$2,473,000	$13,461,000	$(163,000)	$15,771,000

	December 31, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000
Subtotal	1,073,000	—	—	1,073,000

Short-term investments:
Certificates of deposit	—	1,920,000	—	1,920,000
Corporate Notes/Bonds	—	2,683,000	—	2,683,000
Subtotal	—	4,603,000	—	4,603,000

Long-term investments:
Certificates of deposit	—	5,463,000	—	5,463,000
Corporate Notes/Bonds	—	6,077,000	—	6,077,000
Subtotal	—	11,540,000	—	11,540,000

Total	$1,073,000	$16,143,000	$—	$17,216,000

The estimated fair value of contingent consideration as of June 30, 2015 was $163,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2015.

NOTE 15 – RESTRUCTURING CHARGES

During the six-months ended June 30, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company had no restructuring expenses for the three or six-month period ended June 30, 2015.

Austin Taylor has ceased operations and the Company is in the process of liquidating its Austin Taylor assets.  When this process is completed, the Company would recognize a significant portion of the accumulated foreign currency translations as a current period loss and would recognize the pension liability adjustment as a current period gain.  Depending on the timing of several events, these losses and gains may occur in different periods.

NOTE 16 – SUBSEQUENT EVENTS

In connection with preparing the unaudited consolidated financial statements for the six months ended June 30, 2015, the Company has evaluated subsequent events for potential recognition and disclosure through the date of this filing. Subsequent to the end of the quarter, the Company entered into an amendment to its existing $10,000,000 line of credit. Under the amendment, the Company agreed to pledge to Wells Fargo a cash collateral account in an amount sufficient to cover the indebtedness, the financial covenants related to current ratio and net income were removed, and the interest rate was lowered to LIBOR plus 1.5%. No other provisions of the original agreement were materially amended by the amended credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand in the United States and internationally;
•	Transition Networks manufactures and sells media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches, and other connectivity products that offer customers the ability to affordably integrate fiber optics into any data network; and
•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Second Quarter 2015 Summary

•	Consolidated sales of $28.2 million compared to $33.2 million in Q2 2014, driven by lower sales at Suttle, partially offset by higher sales at Transition Networks and JDL Technologies.
•	Operating loss was $1.7 million compared to operating income of $2.4 million in Q2 2014.
•	Net loss was $1.0 million, or ($0.12) per diluted share, compared to net income of $1.4 million, or $0.17 per diluted share, in Q2 2014.

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission (“SEC”), in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

General Risks and Uncertainties:

•	The success of the holding company restructuring plan that we implemented in September 2013;
•	The ability of the CSI parent to oversee the Company’s three operating units function in an efficient and cost-effective manner;

•	The ability of our three business operating units to operate profitably; and
•	The impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;
•	Volatility in purchases of Suttle’s products by major communication service providers as well as recent, increased pressure on its margins;
•	Suttle’s ability to continue to introduce and sell new fiber-network based-products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products, and
•	The continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and introduce new products into new and existing markets at a level adequate to counter the decline from its traditional products and markets; and
•	Transition Networks’ ability to profitably penetrate targeted international markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school districts;
•	JDL’s ability to profitably expand outside its South Florida education market to small and medium sized commercial businesses, including through its June 1, 2015 acquisition of Twisted Technologies; and
•	JDL’s ability to establish and maintain a productive and efficient workforce in light of revenues that have fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

In addition, the Company will discuss other factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Consolidated sales decreased 15% in 2015 to $28,198,000 compared to $33,209,000 in 2014. Consolidated operating loss in 2015 was $1,718,000 compared to operating income of $2,406,000 in the second quarter of 2014. Net loss in 2015 was $1,028,000 or $ (0.12) per share compared to net income of $1,437,000 or $0.17 per share in the second quarter of 2014.

Suttle Results

Suttle sales decreased 38% in the second quarter of 2015 to $11,788,000 compared to $19,006,000 in the same period of 2014 as Suttle experienced increased pricing pressure and volume declines in its legacy product lines. Sales by customer groups in the second quarter of 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Communication service providers	$9,487,000	$15,964,000
Distributors	931,000	1,573,000
International	1,284,000	1,314,000
Other	86,000	155,000
	$11,788,000	$19,006,000

Suttle’s sales by product groups in second quarter of 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Modular connecting products	$2,595,000	$3,176,000
Structured cabling products	5,651,000	8,499,000
DSL products	1,022,000	1,811,000
FTTx products	2,293,000	5,363,000
Other products	227,000	157,000
	$11,788,000	$19,006,000

Sales to the major communication service providers declined 41% in 2015 due to a continued disrupted order cycle at a major customer that significantly curtailed its second quarter purchasing, and overall decline in legacy product purchases. This customer had started significant purchasing of FTTx products in the second quarter of 2014; the disrupted order cycle resulted in the 57% decrease in FTTx sales in the second quarter. Sales to major communication service providers accounted for 80% of Suttle’s sales in the second quarter of 2015 compared to 84% of sales in 2014. Sales to distributors decreased 41% in 2015 due to a continuing decline in legacy product purchases. This customer segment accounted for 8% and 8% of sales in the second quarters of 2015 and 2014, respectively. International sales decreased 2% in 2015 and accounted for 11% of Suttle’s second quarter 2015 sales, due to the ordering cycle of DSL products for a major customer.

Sales of structured cabling products decreased 34% due to reduced demand from major customers. Sales of DSL products decreased 44% and modular connecting products sales decreased 18% due to shifts in technology.

Suttle’s gross margin decreased 64% in the second quarter of 2015 to $2,255,000 compared to $6,275,000 in the same period of 2014. Gross margin as a percentage of sales decreased to 19.1% from 33.0% in the same period of 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 4% to $3,504,000, or 29.7% of sales, in the second quarter of 2015 compared to $3,358,000, or 17.7% of sales, in the same period in 2014 due in part to investment into fiber and active capabilities to support new product platforms. Suttle incurred $668,000 and $794,000 in research and development expenses in the respective 2015 and 2014 second quarters, as it continues to invest in enhancing existing products and developing new products. Suttle’s operating income was a loss of $1,249,000 in the second quarter of 2015 compared to income of $2,917,000 in 2014.

Transition Networks Results

Transition Networks sales increased 3% to $11,915,000 in the second quarter of 2015 compared to $11,567,000 in 2014 due to increased activity in North America, partially offset by a decline in our Rest of World markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2015	2014
North America	$8,751,000	$8,215,000
Europe, Middle East, Africa (“EMEA”)	1,104,000	1,115,000
Rest of World	2,060,000	2,237,000
	$11,915,000	$11,567,000

The following table summarizes Transition Networks’ 2015 and 2014 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$7,265,000	$7,181,000
Ethernet switches	1,400,000	1,484,000
Ethernet adapters	1,320,000	958,000
Other products	1,930,000	1,944,000
	$11,915,000	$11,567,000

Sales in North America increased 7% in 2015 or $536,000 due mainly to an increase in our core enterprise business segment. International sales decreased $188,000, or 6%, due to declines in our Rest of World markets. Sales of Ethernet adapters increased 38% or 362,000 due to an increase in our core enterprise business in North America.

Gross margin on second quarter Transition Networks’ sales remained fairly stable at $5,407,000 in 2015 as compared to $5,385,000 in 2014. Gross margin as a percentage of sales decreased slightly to 45.4% in 2015 from 46.6% in 2014 due to unfavorable product mix and pricing pressure. Selling, general and administrative expenses increased 6% to $5,920,000, or 49.7% of sales, in 2015 compared to $5,609,000, or 48.5% of sales, in 2014 due to increased global selling expenses to support our product development initiatives. Operating loss was $513,000 in 2015 compared to a loss of $224,000 in 2014.

JDL Technologies Results

JDL Technologies sales increased 79% to $4,718,000 in the second quarter of 2015 compared to $2,636,000 in 2014.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$3,647,000	$2,025,000
All other	1,071,000	611,000
	$4,718,000	$2,636,000

Revenues earned from Broward County Public Schools increased $1,622,000 or 80% in the second quarter of 2015 as compared to the 2014 second quarter. This was the result of the District beginning to move forward with its Data Center Upgrade initiative as well as several wireless upgrades funded through grants outside of E-Rate. The Schools and Library Department of the federal government is expected to provide confirmation of E-Rate awards by the third quarter of 2015. As E-Rate represents significant potential savings for the District, the District has put all E-Rate eligible purchases on hold until funding commitments are released. As previously reported, in the first quarter of 2015, the Broward County School District awarded JDL Technologies two new contracts for information technology services and infrastructure; JDL Technologies began to realize revenues in the second quarter of 2015.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $460,000, or 76% due to the acquisition of several new clients and the June 1, 2015 acquisition of Twisted Technologies.

Gross margin increased 154% to $1,100,000 in the second quarter of 2015 compared to $434,000 in the same period in 2014. Gross margin as a percentage of sales increased to 23.3% in 2015 from 16.4% in 2014 due to changes in revenue mix from 2014 to 2015. Selling, general and administrative expenses increased 46% in 2015 to $1,056,000, or 22.4% of sales, compared to $721,000, or 27.4% of sales, in 2014. Selling, general and administrative expenses increased primarily due to acquisition costs associated with the acquisition of Twisted Technologies as well increased compensation expense related to an improvement in operating results. JDL Technologies reported operating income of $44,000 in the second quarter of 2015 compared to an operating loss of $287,000 in the same period of 2014.

Other

The Company’s loss before income taxes increased to $1,775,000 in 2015 compared to income before income taxes of $2,275,000 in 2014. The Company’s effective income tax rate was 42.1% in 2015 and 36.8% in 2014. This effective tax rate for 2015 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges for uncertain income tax positions.

Six Months Ended June 30, 2015 Compared to

Six Months Ended June 30, 2014

Consolidated sales decreased 18% in 2015 to $47,743,000 compared to $58,407,000 in 2014. Consolidated operating loss in 2015 was $7,409,000 compared to operating income of $2,154,000 in the first half of 2014. Net loss in 2015 was $5,192,000 or $ (0.60) per share compared to net income of $1,297,000 or $0.15 per share in the first half of 2014.

Suttle Results

Suttle sales decreased 30% in the first six months of 2015 to $22,378,000 compared to $31,888,000 in the same period of 2014 as Suttle experienced increased pricing pressure and volume declines in its legacy product lines. Sales by customer groups in the first six months of 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Communication service providers	$18,187,000	$26,722,000
Distributors	1,714,000	3,013,000
International	2,279,000	1,992,000
Other	198,000	161,000
	$22,378,000	$31,888,000

Suttle’s sales by product groups in first six months of 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Modular connecting products	$5,082,000	$6,390,000
Structured cabling products	11,027,000	15,775,000
DSL products	1,963,000	2,984,000
FTTx products	3,870,000	6,557,000
Other products	436,000	182,000
	$22,378,000	$31,888,000

Sales to the major communication service providers decreased 32% in 2015 due to a disrupted order cycle at a major customer that significantly curtailed its purchasing in the first half of the year, and overall decline in legacy product lines. This customer had started significant purchasing of FTTx products in the second quarter of 2014; this sales disruption accounted for the 41% decrease in FTTx sales in the first half of 2015. Sales to major communication service providers accounted for 81% of Suttle’s sales in the first six months of 2015 compared to 84% of sales in 2014. Sales to distributors decreased 43% in 2015 due to a continuing decline in legacy product lines. This customer segment accounted for 8% and 9% of sales in the first six months of 2015 and 2014, respectively. International sales increased 14% and accounted for 10% of Suttle’s first six month 2015 sales, due to the ordering cycle of DSL products for a major customer.

Sales of structured cabling products decreased 30% due to reduced demand from major customers. Sales of DSL products decreased 34% and modular connecting products sales decreased 20% due to shifts in technology.

Suttle’s gross margin decreased 62% in the first six months of 2015 to $3,696,000 compared to $9,765,000 in the same period of 2014. Gross margin as a percentage of sales decreased to 16.5% from 30.6% in the same period of 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 20% to $7,810,000, or 34.9% of sales, in the first six months of 2015 compared to $6,496,000, or 20.4% of sales, in the same period in 2014 due in part to investment into fiber and active capabilities to support new product platforms. Suttle incurred $2,064,000 and $1,541,000 in research and development expenses in the respective 2015 and 2014 first six months, as it continues to invest in enhancing existing products and developing new products. Suttle’s operating income was a loss of $4,114,000 in the first six months of 2015 compared to income of $3,269,000 in 2014.

Transition Networks Results

Transition Networks sales decreased 6% to $20,005,000 in the first six months of 2015 compared to $21,317,000 in 2014 due mainly to a weak first quarter in our North America markets, in addition to smaller declines in our international markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. First half sales by region are presented in the following table:

	Transition Networks Sales by Region
	2015	2014
North America	$14,157,000	$15,112,000
Europe, Middle East, Africa (“EMEA”)	2,147,000	2,321,000
Rest of World	3,701,000	3,884,000
	$20,005,000	$21,317,000

The following table summarizes Transition Networks’ 2015 and 2014 first six month sales by its major product groups:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$12,995,000	$13,443,000
Ethernet switches	2,329,000	2,417,000
Ethernet adapters	1,440,000	1,797,000
Other products	3,241,000	3,660,000
	$20,005,000	$21,317,000

Sales in North America decreased 6% or $955,000 due mainly to a continued slowdown in federal government and enterprise business segments that began in the first quarter of 2015. International sales decreased $357,000, or 6%, due to continued soft business conditions in Europe and pricing pressures in Rest of World markets. Sales of media converters decreased 3% or $448,000 due to a decline in first quarter domestic sales resulting from competitive pricing pressures and project timing. Sales of Ethernet adapters decreased 20% or $357,000 due to the slowing of government business and project timing.

Gross margin on the Transition Networks’ first six month sales decreased 13% to $8,812,000 in 2015 from $10,093,000 in 2014. Gross margin as a percentage of sales decreased to 44.0% in 2015 from 47.3% in 2014 due to unfavorable product mix. Selling, general and administrative expenses increased 5% to $11,382,000, or 56.9% of sales, in 2015 compared to $10,789,000, or 50.6% of sales, in 2014 due to increased global selling expenses to support our product development initiatives. Operating loss was $2,570,000 in 2015 compared to a loss of $934,000 in 2014.

JDL Technologies Results

JDL Technologies sales increased 7% to $5,583,000 in the first six months of 2015 compared to $5,202,000 in 2014.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$3,975,000	$3,955,000
Miami Dade County FL schools	0	99,000
All other	1,608,000	1,148,000
	$5,583,000	$5,202,000

Revenues earned from Broward County Public Schools increased $20,000 or 1% in the first six months of 2015 as compared to the same period in 2014 due to the District beginning to move forward with its Data Center Upgrade initiative as well as several wireless upgrades funded through grants outside of E-Rate.

Absence of further revenues from Miami-Dade County Public Schools reflects completion of that district’s wireless classroom initiative, which had been funded under the E-Rate program.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $460,000, or 40% in the first six months of 2015 due to the acquisition of new managed services clients.

Gross margin decreased 7% to $1,141,000 in the first six months of 2015 compared to $1,224,000 in the same period in 2014. Gross margin as a percentage of sales decreased to 20.4% in 2015 from 23.5% in 2014 due to changes in revenue mix from 2014 to 2015. Selling, general and administrative expenses increased 33% in 2015 to $1,866,000, or 33.4% of sales, compared to $1,405,000, or 27.0% of sales, in 2014. Selling, general and administrative expenses as a percentage of sales were much higher in the 2015 period increased due to acquisition costs associated with the June 1, 2015 acquisition of Twisted Technologies as well as post-acquisition operating costs of that entity. JDL Technologies reported an operating loss of $725,000 in the first six months of 2015 compared to an operating loss of $181,000 in the same period of 2014.

Other

The Company’s loss before income taxes increased to $7,412,000 in 2015 compared to income of $2,010,000 in 2014. The Company’s effective income tax rate was 30.0% in 2015 and 35.5% in 2014. This effective tax rate for 2015 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges for uncertain income tax positions.

Liquidity and Capital Resources

As of June 30, 2015, the Company had approximately $21,434,000 in cash, cash equivalents and investments. Of this amount, $2,473,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $13,461,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2015.

The Company had working capital of $48,955,000, consisting of current assets of approximately $66,394,000 and current liabilities of $17,439,000 at June 30, 2015 compared to working capital of $56,911,000, consisting of current assets of $69,906,000 and current liabilities of $12,995,000 at December 31, 2014.

Cash flow used by operating activities was approximately $6,124,000 in 2015 compared to $7,553,000 provided in the same period of 2014. Significant working capital changes from December 31, 2014 to June 30, 2015 included an increase in receivables of $3,476,000 due to a slight increase in revenues in the second quarter of 2015 as compared to the last quarter of 2014 and an increase in days sales outstanding at Suttle for a couple of significant customers, and an increase in prepaid income taxes due to the tax benefits realized this year.

Net cash provided by investing activities was $184,000 in 2015 compared to $9,332,000 used in the same period of 2014, primarily because of large net investments in the 2014 period. The Company continued to make capital investments in 2015, specifically within Suttle’s manufacturing operations. The Company acquired Twisted Technologies, Inc. during the second quarter of 2015 and paid $1,000,000 in initial consideration, with an estimated $463,000 to be paid out in deferred and contingent consideration.

Net cash provided by financing activities was $154,000 in 2015 compared to $3,353,000 used in the same period of 2014. Cash dividends paid on common stock increased to $2,820,000 in 2015 ($0.32 per common share) from $2,801,000 in 2014. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $221,000 in 2015 and $180,000 in 2014. The Company did not repurchase any shares in 2015 or 2014 under the Board-authorized program. At June 30, 2015, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $175,000 and $2,000 in 2015 and 2014, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.75% (1.9% at June 30, 2015). The Company had $3,100,000 in outstanding borrowings against the line of credit at June 30, 2015 and no borrowings at June 30, 2014. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

On August 7, 2015, Communications Systems, Inc. and its three operating subsidiaries entered into a Fifth Amendment to Credit Agreement and Waiver of Default with Wells Fargo. Under the amendment, the Company agreed to pledge to Wells Fargo a cash collateral account in an amount sufficient to cover the indebtedness, the financial covenants related to current ratio and net income were removed, and the interest rate was lowered to LIBOR plus 1.5%. No other provisions of the original agreement were materially amended by the amended credit agreement.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2014 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2015.

The Company’s accounting policies have been consistently applied in all material respects and disclose matters such as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management reviews these estimates and judgments on an ongoing basis.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued accounting guidance on the recognition of revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, entities will recognize revenue to depict the transfer of goods and services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. The FASB delayed the effective date of this guidance to the first quarter of 2018, with early adoption permitted as of the original effective date of the first quarter of 2017. We are currently evaluating the impact of adoption of this new guidance on our Financial Statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2015 our bank line of credit carried a variable interest rate based on LIBOR plus 1.75%.

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

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Communications Systems, Inc. (the “Company”) maintains the Communications Systems, Inc. Employee Stock Ownership Plan (“CSI ESOP” or “ESOP”). The Company regularly contributes approximately three percent of annual eligible employee compensation to the CSI ESOP and the CSI ESOP purchases Company common stock (“Shares”) directly from the Company.

In March 2015, the Company contributed $385,424 to the CSI ESOP, which was equal to the value of 36,707 Shares at a price of $10.50, the closing price on December 31, 2014, and the CSI ESOP purchased 36,707 Shares directly from the Company. In July 2015, the Company contributed an additional $9,797 to the CSI ESOP and the ESOP purchased an additional 933 Shares from the Company at a price of $10.50.

The Company’s 2013 ESOP contribution was $362,273, for which the Company issued 32,520 Shares in 2014. The Company’s 2012 ESOP contribution was $463,819 for which the Company issued 44,598 Shares in 2013. The Company discloses its annual ESOP contribution and the related issuance of Shares in its Annual Reports on Form 10-K, mostly recently in Note 8, Stock Compensation, in Notes to Financial Statements in the Form 10-K for the year ended December 31, 2014.

Issuance of the Shares to the ESOP is exempt under Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering because the ESOP is an accredited investor and will hold the shares and allocate them to ESOP beneficiaries in accordance with securities laws and the terms of the ESOP.

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2015	—	$—	—	411,910
May 2015	11,082	11.05	—	411,910
June 2015	194	11.33	—	411,910
Total	11,276	$11.06	—	411,910

(a)   The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(b)   Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 7, 2015, Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Suttle, Inc. entered in the Fifth Amendment to Credit Agreement and Waiver of Default with Wells Fargo Bank, National Association. A description of the Fifth Amendment is contained in Note 16 of the Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits.

The following exhibits are included herein:

10.1	Fifth Amendment to Credit Agreement, First Amendment to Amended and Restated Revolving Note and Waiver of Default dated as of August 7, 2015 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., and Suttle, Inc. and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated August 5, 2015 announcing 2015 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 7, 2015		Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: August 7, 2015		Chief Financial Officer

