Form 10-Q
period 2015-09-30
COMMUNICATIONS SYSTEMS INC
filed 2015-11-06
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2015
Common Stock, par value $.05 per share	NASDAQ	8,754,214

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30	December 31
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$8,027,641	$13,736,857
Investments	2,685,691	4,602,717
Trade accounts receivable, less allowance for doubtful accounts of $172,000 and $22,000, respectively	23,027,072	13,839,662
Inventories	25,920,573	31,109,653
Prepaid income taxes	3,782,802	2,317,688
Other current assets	1,676,224	1,050,000
Deferred income taxes	3,102,412	3,249,164
TOTAL CURRENT ASSETS	68,222,415	69,905,741

PROPERTY, PLANT AND EQUIPMENT, net	17,577,043	18,153,152
OTHER ASSETS:
Investments	10,056,996	11,540,261
Goodwill	1,462,503	—
Funded pension assets	129,542	172,405
Other assets	1,162,471	514,676
TOTAL OTHER ASSETS	12,811,512	12,227,342
TOTAL ASSETS	$98,610,970	100,286,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$238,024	$524,220
Line of credit borrowings	3,900,000	—
Accounts payable	7,208,659	5,180,631
Accrued compensation and benefits	3,429,443	3,696,930
Accrued consideration	434,286	—
Other accrued liabilities	2,163,991	2,146,582
Dividends payable	1,464,332	1,446,498
TOTAL CURRENT LIABILITIES	18,838,735	12,994,861
LONG TERM LIABILITIES:
Uncertain tax positions	135,930	77,279
Deferred income taxes	631,819	1,089,994
Long-term debt - mortgage payable	—	103,603
TOTAL LONG-TERM LIABILITIES	767,749	1,270,876
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,747,201 and 8,654,756 shares issued and outstanding, respectively	437,360	432,738
Additional paid-in capital	39,971,442	38,593,230
Retained earnings	39,437,485	47,689,688
Accumulated other comprehensive loss	(841,801)	(695,158)
TOTAL STOCKHOLDERS’ EQUITY	79,004,486	86,020,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,610,970	$100,286,235

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Sales	$32,246,166	$33,433,924	$79,988,763	$91,841,307
Costs and expenses:
Cost of sales	21,822,331	21,421,424	56,139,121	58,747,022
Selling, general and administrative expenses	9,992,444	9,354,599	30,827,158	28,044,957
Restructuring expense	—	—	—	237,838
Total costs and expenses	31,814,775	30,776,023	86,966,279	87,029,817
Operating income (loss)	431,391	2,657,901	(6,977,516)	4,811,490
Other income (expenses):
Investment and other income	105,700	62,843	172,555	96,867
Gain (loss) on sale of assets	5,035	30,331	9,408	(105,799)
Interest and other expense	(27,828)	(17,467)	(102,090)	(58,513)
Other income (expense), net	82,907	75,707	79,873	(67,445)
Income (loss) from operations before income taxes	514,298	2,733,608	(6,897,643)	4,744,045
Income tax (benefit) expense	(769,656)	1,038,707	(2,989,951)	1,752,243
Net income (loss)	1,283,954	1,694,901	(3,907,692)	2,991,802
Other comprehensive loss, net of tax:
Additional minimum pension liability adjustments	(11,985)	(76,971)	(38,783)	(255,761)
Unrealized (loss)/gain on available-for-sale securities	(1,010)	(31,999)	48,916	(46,609)
Foreign currency translation adjustment	(130,569)	(225,050)	(156,776)	(142,506)
Total other comprehensive loss	(143,564)	(334,020)	(146,643)	(444,876)
Comprehensive income (loss)	$1,140,390	$1,360,881	$(4,054,335)	$2,546,926

Basic net income (loss) per share:	$0.15	$0.20	$(0.45)	$0.35
Diluted net income (loss) per share:	$0.15	$0.20	$(0.45)	$0.35
Weighted Average Basic Shares Outstanding	8,707,564	8,641,853	8,692,154	8,609,835
Weighted Average Dilutive Shares Outstanding	8,743,179	8,663,142	8,692,154	8,631,985
Dividends declared per share	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2014	8,654,756	$432,738	$38,593,230	$47,689,688	$(695,158)	$86,020,498
Net loss				(3,907,692)		(3,907,692)
Issuance of common stock under Employee Stock Purchase Plan	13,567	678	146,208			146,886
Issuance of common stock to Employee Stock Ownership Plan	37,640	1,882	393,338			395,220
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	121,920			122,520
Issuance of common stock under Executive Stock Plan	45,254	2,263	0			2,263
Tax benefit from stock based payments			87,842			87,842
Share based compensation			701,204			701,204
Purchase of common stock	(16,016)	(801)	(72,300)	(105,961)		(179,062)
Shareholder dividends				(4,238,550)		(4,238,550)
Other comprehensive loss					(146,643)	(146,643)
BALANCE AT SEPTEMBER 30, 2015	8,747,201	$437,360	$39,971,442	$39,437,485	$(841,801)	$79,004,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,907,692)	$2,991,802
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,476,244	1,756,792
Share based compensation	701,204	518,682
Deferred taxes	(311,424)	538,335
Change in fair value of acquisition-related contingent consideration	(28,574)	—
(Gain) loss on sale of assets	(9,408)	105,799
Excess tax benefit from share-based payments	(87,842)	(67,194)
Changes in assets and liabilities:
Trade receivables	(9,155,151)	6,279,960
Inventories	5,177,573	(1,979,772)
Prepaid income taxes	(1,465,114)	443,330
Other assets	(1,363,057)	(69,651)
Accounts payable	1,865,964	1,061,120
Accrued compensation and benefits	130,096	(201,385)
Other accrued liabilities	(27,998)	(106,111)
Income taxes payable	146,493	(14,585)
Other	(58,295)	(86,662)
Net cash (used in) provided by operating activities	(5,916,981)	11,170,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,782,717)	(3,987,901)
Purchases of investments	—	(11,059,893)
Acquisition of business, net of cash acquired	(917,363)	—
Proceeds from the sale of fixed assets	56,471	48,299
Proceeds from the sale of investments	3,449,207	4,980,000
Net cash provided by (used in) investing activities	805,598	(10,019,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against line of credit	3,900,000	—
Cash dividends paid	(4,220,716)	(4,186,764)
Mortgage principal payments	(389,799)	(364,135)
Proceeds from issuance of common stock, net of shares withheld	92,607	221,292
Excess tax benefit from share-based payments	87,842	67,194
Payment of contingent consideration related to acquisition	—	(565,647)
Purchase of common stock	—	(16,675)
Net cash used in financing activities	(530,066)	(4,844,735)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(67,767)	(34,417)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,709,216)	(3,728,187)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,736,857	20,059,120
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,027,641	$16,330,933
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(1,447,021)	$752,787
Interest paid	34,503	58,513
Dividends declared not paid	1,464,332	1,433,115
Capital expenditures in accounts payable	91,808	83,102
Acquisition costs in accrued consideration	434,286	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2015 and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended September 30, 2015 and 2014 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30	December 31
	2015	2014
Foreign currency translation	$(2,763,000)	$(2,605,000)
Unrealized gain/(loss) on available-for-sale investments	8,000	(41,000)
Pension liability adjustment	1,913,000	1,951,000
	$(842,000)	$(695,000)

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2015 and December 31, 2014:

	September 30, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments			Long-Term Investments

Cash equivalents:
Money Market funds	$2,222,000	$—	$—	$2,222,000	$2,222,000	$		$
Subtotal	2,222,000	—	—	2,222,000	2,222,000		—		—

Investments:
Certificates of deposit	5,972,000	10,000	(3,000)	5,979,000	—		962,000		5,017,000
Corporate Notes/Bonds	6,770,000	1,000	(7,000)	6,764,000	—		1,724,000		5,040,000
Subtotal	12,742,000	11,000	(10,000)	12,743,000	—		2,686,000		10,057,000

Total	$14,964,000	$11,000	$(10,000)	$14,965,000	$2,222,000		$2,686,000		$10,057,000

	December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000	$1,073,000	$		$
Subtotal	1,073,000	—	—	1,073,000	1,073,000		—	—

Investments:
Certificates of deposit	7,414,000	1,000	(32,000)	7,383,000	—		1,920,000	5,463,000
Corporate Notes/Bonds	8,777,000	6,000	(23,000)	8,760,000	—		2,683,000	6,077,000
Subtotal	16,191,000	7,000	(55,000)	16,143,000	—		4,603,000	11,540,000

Total	$17,264,000	$7,000	$(55,000)	$17,216,000	$1,073,000		$4,603,000	$11,540,000

As part of the Company’s amended credit agreement with Wells Fargo Bank, the Company has pledged $5.0 million in long term investments against the line of credit. The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses shown above to be temporary in nature. The Company intends to hold these investments until it can recover the full principal amount and has the ability to do so based on its other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of September 30, 2015 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of September 30, 2015.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2015:

	Amortized Cost	Estimated Market Value

Due within one year	$2,685,000	$2,686,000
Due after one year through five years	10,057,000	10,057,000
	$12,742,000	$12,743,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the nine-month periods ending September 30, 2015 and 2014, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2015. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2015, after giving effect to the shares issued as of that date, 107,916 shares remain available for purchase under the ESPP.

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

At September 30, 2015, 106,465 shares have been issued under the 2011 Incentive Plan, 842,082 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 1,051,453 shares are eligible for grant under future awards.

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

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future stock options or other equity awards.

At September 30, 2015, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2014 to September 30, 2015:

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2014	540,404	$11.90	5.13
Awarded	248,258	11.31
Exercised	(12,000)	11.05
Forfeited	(53,522)	12.19
Outstanding – September 30, 2015	723,140	11.70	5.14

Exercisable at September 30, 2015	297,439	$11.73	3.84
Expected to vest September 30, 2015	723,140	11.70	5.14

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2015 was $0. The intrinsic value of all options exercised during the nine months ended September 30, 2015 was $10,000. Net cash proceeds from the exercise of all stock options were $0 and $99,000 for the nine months ended September 30, 2015 and 2014.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2014 to September 30, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	161,314	$10.87
Granted	101,517	11.57
Vested	(17,940)	12.45
Forfeited	(22,571)	10.63
Outstanding – September 30, 2015	222,320	11.08

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2014 to September 30, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2014	39,151	$10.67
Granted	20,979	11.06
Issued	(27,314)	10.08
Forfeited	—	—
Outstanding – September 30, 2015	32,816	11.41

Compensation Expense

Share-based compensation expense recognized for the nine-month period ended September 30, 2015 was $701,000 before income taxes and $456,000 after income taxes. Share-based compensation expense recognized for the nine-month period ended September 30, 2014 was $519,000 before income taxes and $337,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $928,000 at September 30, 2015 and is expected to be recognized over a weighted-average period of 2.3 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the nine month periods ended September 30, 2015 and 2014 were $88,000 and $67,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30	December 31
	2015	2014
Finished goods	$15,688,000	$19,208,000
Raw and processed materials	10,233,000	11,902,000
	$25,921,000	$31,110,000

NOTE 5 – ACQUISITION

On June 1, 2015, the Company acquired all of the shares of Twisted Technologies, Inc. (“Twisted Technologies”). The purchase price was $1,463,000, with cash acquired totaling $83,000. The purchase price includes initial consideration of $1,000,000, deferred consideration of $300,000 to be paid out on March 31, 2016, and $163,000 in estimated contingent consideration. The Company has agreed to pay consideration contingent upon the Twisted Technologies business meeting revenue targets over a three-year period, with the consideration to be paid after each annual period has lapsed. The Company has recognized $163,000 as the estimated fair value of the contingent consideration at the date of acquisition. The maximum payout is not limited. At September 30, 2015, the Company had estimated liabilities of $434,000 related to these outstanding deferred and contingent consideration payments.

The assets and liabilities of Twisted Technologies were recorded in the consolidated balance sheet within the JDL Technologies segment at September 30, 2015. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $1,591,000, including goodwill of $1,463,000, and total liabilities of $128,000. The entire goodwill balance is deductible for tax purposes. The pro forma impact of Twisted Technologies was not significant to the Company’s results for the three and nine months ended September 30, 2015.

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 by segment are as follows:

JDL

January 1, 2015	$—

Goodwill acquired	1,463,000

September 30, 2015	$1,463,000

Gross goodwill	1,463,000
Accumulated impairment loss
Balance at September 30, 2015	$1,463,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(46,000)	(6,000)	39,000
Customer relationships	491,000	(190,000)	(36,000)	265,000
Technology	229,000	(177,000)	(17,000)	35,000
	811,000	(413,000)	(59,000)	339,000

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(38,000)	(4,000)	49,000
Customer relationships	491,000	(159,000)	(26,000)	306,000
Technology	229,000	(149,000)	(11,000)	69,000
	811,000	(346,000)	(41,000)	424,000

Amortization expense on these identifiable intangible assets was $76,000 and $81,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. The amortization expense is included in selling, general and administrative expenses. At September 30, 2015, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2015 and all of the following four fiscal years is as follows:

Year Ending December 31:
2015	$25,000
2016	83,000
2017	58,000
2018	53,000
2019	46,000

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

The following table presents the changes in the Company’s warranty liability for the nine-month periods ended September 30, 2015 and 2014, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2015	2014
Beginning balance	$434,000	$564,000
Amounts charged to expense	193,000	9,000
Actual warranty costs paid	(73,000)	(97,000)
Ending balance	$554,000	$476,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Long-term Debt

The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%.  The mortgage matures on March 1, 2016.  The outstanding balance on the mortgage was $238,000 at September 30, 2015. The mortgage is secured by the building.

Line of Credit

The Company has a $10,000,000 line of credit from Wells Fargo Bank.  The Company had $3,900,000 in outstanding borrowings against the line of credit at September 30, 2015 and no borrowings at September 30, 2014. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2015 was $6,100,000. Interest on borrowings on the credit line is at LIBOR plus 1.75% (1.7% at September 30, 2015). The credit agreement expires October 31, 2016 and is secured by assets of the Company.  The Company has pledged $5.0 million in long term investments against the line of credit. Our credit agreement contains financial covenants including tangible net worth minimums and a minimum cash balance. The Company was in compliance with its financial covenants at September 30, 2015.

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

At September 30, 2015 there was $220,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2012-2014 remain open to examination by the Internal Revenue Service and the years 2011-2014 remain open to examination by various state tax departments. The tax years from 2012-2014 remain open in Costa Rica.

The Company’s effective income tax rate was 43.3% for the first nine months of 2015. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions and the net impact of research and development credits. The Company recorded an income tax benefit of approximately $1.1 million in the third quarter related to research and development credits for the amended periods of 2011 to 2013 as well as the 2014 tax year. This resulted in a (210.1%) and 15.7% impact on the effective tax rate for the three and nine months ended September 30, 2015, respectively. This was offset by tax return to provision adjustments of $205,000 which resulted in a 39.9% and (3.0%) impact on the effective tax rate for the three and nine months ended September 30, 2015, respectively. During the third quarter of 2015, the Company recorded a reserve for uncertain tax positions related to federal and state research and development credits. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 1.7% for the nine months ended September 30, 2015. The Company’s effective income tax rate for the nine months ended September 30, 2014 was 36.9%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and settlement of uncertain tax positions.

NOTE 11 – SEGMENT INFORMATION

The Company classifies its businesses into three segments as follows:

•	Suttle manufactures and sells copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications;

•	Transition Networks manufactures and sells media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. Intersegment revenues are eliminated upon consolidation.

Information concerning the Company’s continuing operations in the various segments for the three and nine-month periods ended September 30, 2015 and 2014 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2015
Sales	$15,091,000	$12,354,000	$4,982,000	$—	$(181,000)	$32,246,000
Cost of sales	12,000,000	6,616,000	3,206,000	—	—	21,822,000
Gross profit	3,091,000	5,738,000	1,776,000	—	(181,000)	10,424,000
Selling, general and administrative expenses	3,870,000	5,448,000	856,000	—	(181,000)	9,993,000
Operating (loss) income	$(779,000)	$290,000	$920,000	$—	$—	$431,000

Depreciation and amortization	$539,000	$264,000	$39,000	$—	$—	$842,000

Capital expenditures	$67,000	$34,000	$16,000	$10,000	$—	$127,000

Assets	$41,588,000	$27,176,000	$6,792,000	$23,055,000	$—	$98,611,000

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2014
Sales	$19,938,000	$11,272,000	$2,224,000	$—	$—	$33,434,000
Cost of sales	13,470,000	6,283,000	1,668,000	—	—	21,421,000
Gross profit	6,468,000	4,989,000	556,000	—	—	12,013,000
Selling, general and administrative expenses	3,644,000	5,032,000	679,000	—	—	9,355,000
Restructuring expense		—				—
Operating income (loss)	$2,824,000	$(43,000)	$(123,000)	$—	$—	$2,658,000

Depreciation and amortization	$332,000	$243,000	$39,000	$—	$—	$614,000

Capital expenditures	$1,263,000	$88,000	$5,000	$169,000	$—	$1,525,000

Assets	$39,398,000	$26,653,000	$2,764,000	$33,762,000	$—	$102,577,000

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2015
Sales	$37,469,000	$32,359,000	$10,565,000	$—	$(404,000)	$79,989,000
Cost of sales	30,682,000	17,809,000	7,648,000	—	—	56,139,000
Gross profit	6,787,000	14,550,000	2,917,000	—	(404,000)	23,850,000
Selling, general and administrative expenses	11,680,000	16,830,000	2,722,000	—	(404,000)	30,828,000
Operating (loss) income	$(4,893,000)	$(2,280,000)	$195,000	$—	$—	$(6,978,000)

Depreciation and amortization	$1,592,000	$778,000	$106,000	$—	$—	$2,476,000

Capital expenditures	$1,235,000	$247,000	$187,000	$114,000	$—	$1,783,000

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2014
Sales	$51,826,000	$32,589,000	$7,426,000	$—	$—	$91,841,000
Cost of sales	35,594,000	17,508,000	5,645,000	—	—	58,747,000
Gross profit	16,232,000	15,081,000	1,781,000	—	—	33,094,000
Selling, general and administrative expenses	10,139,000	15,821,000	2,085,000	—	—	28,045,000
Restructuring expense		238,000				238,000
Operating income (loss)	$6,093,000	$(978,000)	$(304,000)	$—	$—	$4,811,000

Depreciation and amortization	$940,000	$704,000	$113,000	$—	$—	$1,757,000

Capital expenditures	$3,128,000	$453,000	$23,000	$384,000	$—	$3,988,000

NOTE 12 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintains defined benefit pension plans. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three and nine-months ended September 30, 2015 and 2014 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$2,000	$1,000	$6,000	$4,000
Interest cost	33,000	34,000	105,000	113,000
Expected return on assets	(43,000)	(44,000)	(138,000)	(145,000)
Net periodic pension benefit	$(8,000)	$(9,000)	$(27,000)	$(28,000)

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 35,615 and 0 shares for the three and nine-month periods ended September 30, 2015. The dilutive effect of stock options for the three and nine-month periods ended September 30, 2014 was 23,118 shares and 22,150 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 723,140 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 192,061 shares would not have been included for the three month period because of unmet performance conditions. Due to the net losses in the first nine-months of 2015, there was no dilutive impact from stock options or unvested shares. Options totaling 625,812 would have been excluded from the calculation of diluted earnings per share for nine months ended September 30, 2015, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 192,061 shares would not have been included for the nine-months ended September 30, 2015 because of unmet performance conditions. Options totaling 155,014 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 241,623 shares were not included for the three and nine month period ended September 30, 2014 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014, are summarized below:

	September 30, 2015

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$2,222,000	$—	$—	$2,222,000
Certificates of deposit		—		—
Subtotal	2,222,000	—	—	2,222,000

Short-term investments:
Certificates of deposit	—	962,000	—	962,000
Corporate Notes/Bonds	—	1,724,000	—	1,724,000
Subtotal	—	2,686,000	—	2,686,000

Long-term investments:
Certificates of deposit	—	5,017,000	—	5,017,000
Corporate Notes/Bonds	—	5,040,000	—	5,040,000
Subtotal	—	10,057,000	—	10,057,000

Current Liabilities:
Accrued Consideration	—	—	(134,000)	(134,000)
Subtotal	—	—	(134,000)	(134,000)

Total	$2,222,000	$12,743,000	$(134,000)	$14,831,000

	December 31, 2014

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000
Subtotal	1,073,000	—	—	1,073,000

Short-term investments:
Certificates of deposit	—	1,920,000	—	1,920,000
Corporate Notes/Bonds	—	2,683,000	—	2,683,000
Subtotal	—	4,603,000	—	4,603,000

Long-term investments:
Certificates of deposit	—	5,463,000	—	5,463,000
Corporate Notes/Bonds	—	6,077,000	—	6,077,000
Subtotal	—	11,540,000	—	11,540,000

Total	$1,073,000	$16,143,000	$—	$17,216,000

The estimated fair value of contingent consideration as of September 30, 2015 was $134,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The change in the estimated contingent consideration during the nine months ended September 30, 2015 resulted in a gain of $29,000 included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2015.

NOTE 15 – RESTRUCTURING CHARGES

During the nine-months ended September 30, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company had no restructuring expenses for the three or nine-month period ended September 30, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•	Suttle manufactures and markets copper and fiber connectivity systems, enclosure systems, xDSL filters and splitters, and active technologies for voice, data and video communications under the Suttle brand in the United States and internationally;

•	Transition Networks manufactures and sells media converters, network interface devices (NIDs), network interface cards (NICs), Ethernet switches, and other connectivity products that offer customers the ability to affordably integrate fiber optics into any data network; and

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment.

Third Quarter 2015 Summary

•	Consolidated sales of $32.2 million compared to $33.4 million in Q3 2014, driven by lower sales at Suttle, partially offset by higher sales at Transition Networks and JDL Technologies.

•	Operating income was $431,000 compared to $2.7 million in Q3 2014.

•	Net income was $1.3 million, or $0.15 per diluted share, compared to $1.7 million, or $0.20 per diluted share, in Q3 2014.

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

General Risks and Uncertainties:

•	The success of the holding company restructuring plan that we implemented in September 2013;

•	The ability of the CSI parent to oversee that the Company’s three operating units function in an efficient and cost-effective manner;

•	The ability of our three business operating units to operate profitably; and

•	The impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;

•	Volatility in purchases of Suttle’s products by major communication service providers as well as recent, increased pressure on our margins;

•	Suttle’s ability to continue to introduce and sell new fiber-network based-products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products, and

•	The continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales from its traditional products; and

•	Transition Networks’ ability to profitably penetrate targeted international markets.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school district customers;

•	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses, including profitably leveraging its June 1, 2015 acquisition of Twisted Technologies; and

•	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

In addition, the Company will discuss other factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended September 30, 2015 Compared to

Three Months Ended September 30, 2014

Consolidated sales decreased 4% in 2015 to $32,246,000 compared to $33,434,000 in 2014. Consolidated operating income in 2015 was $431,000 compared to $2,658,000 in the third quarter of 2014. Net income in 2015 was $1,284,000 or $0.15 per share compared to $1,695,000 or $0.20 per share in the third quarter of 2014.

Suttle Results

Suttle sales decreased 24% in the third quarter of 2015 to $15,091,000 compared to $19,938,000 in the same period of 2014 as Suttle experienced increased pricing pressure and volume declines in its legacy product lines. Sales by customer groups in the third quarter of 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Communication service providers	$10,998,000	$17,446,000
International	3,341,000	873,000
Distributors	752,000	1,578,000
Other	0	41,000
	$15,091,000	$19,938,000

Suttle’s sales by product groups in third quarter of 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Structured cabling products	$5,072,000	$9,047,000
FTTx products	3,569,000	5,828,000
DSL products	3,408,000	1,431,000
Modular connecting products	3,039,000	3,586,000
Other products	3,000	46,000
	$15,091,000	$19,938,000

Sales to the major communication service providers decreased 37% in 2015 due to a continued disrupted order cycle at a major customer that significantly curtailed its third quarter purchasing, and overall decline in legacy product purchases. This customer had started significant purchasing of FTTx products in the second quarter of 2014; the disrupted order cycle resulted in the 39% decrease in FTTx sales in the third quarter. Sales to major communication service providers accounted for 73% of Suttle’s sales in the third quarter of 2015 compared to 88% of sales in 2014. Sales to distributors decreased 52% in 2015 due to a continuing decline in legacy product purchases and accounted for 5% and 8% of sales in the third quarters of 2015 and 2014, respectively. International sales increased 283% in 2015 and accounted for 22% of Suttle’s third quarter 2015 sales, due to the ordering cycle of DSL products and introduction of new products used in FTTx deployments for a major customer.

Sales of structured cabling products decreased 44% due to reduced demand from major customers. Sales of DSL products increased 138% due to increased ordering from a major international customer and modular connecting products sales decreased 15% due to shifts in technology.

Suttle’s gross margin decreased 52% in the third quarter of 2015 to $3,091,000 compared to $6,468,000 in the same period of 2014. Gross margin as a percentage of sales decreased to 20.5% from 32.4% in the same period of 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 6% to $3,870,000, or 25.6% of sales, in the third quarter of 2015 compared to $3,644,000, or 18.3% of sales, in the same period in 2014 due in part to investment into fiber and active capabilities to support new product platforms. Suttle incurred $1,747,000 and $1,020,000 in research and development expenses in the respective 2015 and 2014 third quarters, as it continues to invest in enhancing existing products and developing new products. Suttle incurred an operating loss of $779,000 in the third quarter of 2015 compared to income of $2,824,000 in 2014.

Transition Networks Results

Transition Networks sales increased 10% to $12,354,000 in the third quarter of 2015 compared to $11,272,000 in 2014 due to increased activity in North America, partially offset by a decline in our Rest of World markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2015	2014
North America	$9,489,000	$8,354,000
Rest of World	1,732,000	1,916,000
Europe, Middle East, Africa (“EMEA”)	1,133,000	1,002,000
	$12,354,000	$11,272,000

The following table summarizes Transition Networks’ 2015 and 2014 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$6,892,000	$7,478,000
Ethernet adapters	2,627,000	1,298,000
Ethernet switches	1,319,000	1,214,000
Other products	1,516,000	1,282,000
	$12,354,000	$11,272,000

Sales in North America increased 14% in 2015 or $1,135,000 due mainly to an increase in sales to the federal government and service providers. International sales decreased $53,000, or 2%, due to declines in our Rest of World markets, partially offset by an increase in Europe. Sales of Ethernet adapters increased 102% or $1,329,000 due to an increase in our core enterprise business in North America.

Gross margin on third quarter Transition Networks’ sales increased 15% to $5,738,000 in 2015 as compared to $4,989,000 in 2014. Gross margin as a percentage of sales increased to 46.4% in 2015 from 44.3% in 2014 due to favorable product mix. Selling, general and administrative expenses increased 8% to $5,448,000, or 44.1% of sales, in 2015 compared to $5,032,000, or 44.6% of sales, in 2014 due to increased global selling expenses to support our product development initiatives. Operating income was $290,000 in 2015 including $293,000 of income from refundable research and development tax credits for the amended 2011 and 2012 state tax returns compared to a loss of $43,000 in 2014.

JDL Technologies Results

JDL Technologies sales increased 124% to $4,982,000 in the third quarter of 2015 compared to $2,224,000 in 2014.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$3,930,000	$1,800,000
Miami Dade County FL schools	0	19,000
All other	1,052,000	405,000
	$4,982,000	$2,224,000

Revenues earned from Broward County Public Schools increased $2,130,000 or 118% in the third quarter of 2015 as compared to the 2014 third quarter. This was the result of the District continuing its Data Center Upgrade initiative as well as several wireless upgrades funded through grants outside of E-Rate. The Schools and Library Department of the federal government has provided confirmation of E-Rate awards in the third quarter of 2015. Initiatives utilizing these contracts began in the third quarter and are expected to continue for several years.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $647,000, or 160% due to the acquisition of several new clients and the June 1, 2015 acquisition of Twisted Technologies.

Gross margin increased 219% to $1,776,000 in the third quarter of 2015 compared to $556,000 in the same period in 2014. Gross margin as a percentage of sales increased to 35.6% in 2015 from 25.0% in 2014 due to changes in revenue mix, specifically from services, from 2014 to 2015. Selling, general and administrative expenses increased 26% in 2015 to $856,000, or 17.2% of sales, compared to $679,000, or 30.5% of sales, in 2014. Selling, general and administrative expenses increased primarily due to increased compensation expense related to an improvement in operating results. JDL Technologies reported operating income of $920,000 in the third quarter of 2015 compared to an operating loss of $123,000 in the same period of 2014.

Other

The Company’s income before income taxes increased to $514,000 in 2015 compared to $2,734,000 in 2014. The Company’s effective income tax rate was (149.7%) in 2015 and 38.0% in 2014. This effective tax rate for 2015 differs from the federal tax rate of 35% due primarily to $1.1 million in net research and development tax credits for the 2011 to 2013 amended periods and the 2014 tax year, partially offset by return to provision adjustments in the quarter.

Nine Months Ended September 30, 2015 Compared to

Nine Months Ended September 30, 2014

Consolidated sales decreased 13% in 2015 to $79,989,000 compared to $91,841,000 in 2014. Consolidated operating loss in 2015 was $6,978,000 compared to operating income of $4,811,000 in the first nine months of 2014. Net loss in 2015 was $3,908,000 or $ (0.45) per share compared to net income of $2,992,000 or $0.35 per share in the first half of 2014.

Suttle Results

Suttle sales decreased 28% in the first nine months of 2015 to $37,469,000 compared to $51,826,000 in the same period of 2014 as Suttle experienced increased pricing pressure and volume declines in its legacy product lines. Sales by customer groups in the first nine months of 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Communication service providers	$29,185,000	$44,168,000
International	5,620,000	2,865,000
Distributors	2,466,000	4,591,000
Other	198,000	202,000
	$37,469,000	$51,826,000

Suttle’s sales by product groups in first nine months of 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Structured cabling products	$16,100,000	$24,822,000
Modular connecting products	8,121,000	9,976,000
FTTx products	7,439,000	12,385,000
DSL products	5,371,000	4,415,000
Other products	438,000	228,000
	$37,469,000	$51,826,000

Sales to the major communication service providers decreased 34% in 2015 due to a disrupted order cycle at a major customer that significantly curtailed its 2015 purchasing, and overall decline in legacy product lines. This customer had started significant purchasing of FTTx products in the second quarter of 2014; this sales disruption accounted for the 40% decrease in FTTx sales in the first nine months of 2015. Sales to major communication service providers accounted for 78% of Suttle’s sales in the first nine months of 2015 compared to 85% of sales in 2014. Sales to distributors decreased 46% in 2015 due to a continuing decline in legacy product lines and accounted for 7% and 9% of sales in the first nine months of 2015 and 2014, respectively. International sales increased 96% and accounted for 15% of Suttle’s first nine months of 2015 sales, due to the ordering cycle of DSL products and introduction of new products used in FTTx deployments for a major customer.

Sales of structured cabling products decreased 35% due to reduced demand from major customers. Sales of DSL products increased 22% due to increased ordering from a major international customer and modular connecting products sales decreased 19% due to shifts in technology.

Suttle’s gross margin decreased 58% in the first nine months of 2015 to $6,787,000 compared to $16,232,000 in the same period of 2014. Gross margin as a percentage of sales decreased to 18.1% from 31.3% in the same period of 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms. Selling, general and administrative expenses increased 15% to $11,680,000, or 31.2% of sales, in the first nine months of 2015 compared to $10,139,000, or 19.6% of sales, in the same period in 2014 due in part to investment into fiber and active capabilities to support new product platforms. Suttle incurred $3,811,000 and $2,561,000 in research and development expenses in the respective 2015 and 2014 first nine months, as it continues to invest in enhancing existing products and developing new products. Suttle had an operating loss of $4,893,000 in the first nine months of 2015 compared to income of $6,093,000 in 2014.

Transition Networks Results

Transition Networks sales decreased 1% to $32,359,000 in the first nine months of 2015 compared to $32,589,000 in 2014 due mainly to a weak first quarter in our North America markets, in addition to smaller declines in our Rest of World markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Nine month sales by region are presented in the following table:

	Transition Networks Sales by Region
	2015	2014
North America	$23,646,000	$23,467,000
Europe, Middle East, Africa (“EMEA”)	3,280,000	3,323,000
Rest of World	5,433,000	5,799,000
	$32,359,000	$32,589,000

The following table summarizes Transition Networks’ 2015 and 2014 first nine month sales by its major product groups:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$19,887,000	$20,920,000
Ethernet switches	3,649,000	3,631,000
Ethernet adapters	4,067,000	3,095,000
Other products	4,756,000	4,943,000
	$32,359,000	$32,589,000

Sales in North America increased 1% or $179,000 due mainly to improved market conditions in our enterprise business segment. International sales decreased $409,000, or 4%, due to challenging business conditions in Europe and pricing pressures in Rest of World markets. Sales of media converters decreased 5% or $1,033,000 due to a decline in 2015 first quarter domestic sales resulting from competitive pricing pressures and project timing. Sales of Ethernet adapters increased 31% or $972,000 due to the project timing of government projects.

Gross margin on the Transition Networks’ first nine month sales decreased 4% to $14,550,000 in 2015 from $15,081,000 in 2014. Gross margin as a percentage of sales decreased to 45.0% in 2015 from 46.3% in 2014 due to unfavorable product mix. Selling, general and administrative expenses increased 6% to $16,830,000, or 52.0% of sales, in 2015 compared to $15,821,000, or 48.5% of sales, in 2014 due to increased global selling expenses to support our product development initiatives. Operating loss was $2,280,000 in 2015 compared to a loss of $978,000 in 2014.

JDL Technologies Results

JDL Technologies sales increased 42% to $10,565,000 in the first nine months of 2015 compared to $7,426,000 in 2014.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$7,905,000	$5,755,000
Miami Dade County FL schools	0	119,000
All other	2,660,000	1,552,000
	$10,565,000	$7,426,000

Revenues earned from Broward County Public Schools increased $2,150,000 or 37% in the first nine months of 2015 as compared to the same period in 2014 due to the District continuing with its Data Center Upgrade initiative as well as several wireless upgrades funded through grants outside of E-Rate.

Absence of further revenues from Miami-Dade County Public Schools reflects completion of that district’s wireless classroom initiative, which had been funded under the E-Rate program.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $1,108,000, or 71% in the first nine months of 2015 due to the acquisition of new managed services clients.

Gross margin increased 64% to $2,917,000 in the first nine months of 2015 compared to $1,781,000 in the same period in 2014. Gross margin as a percentage of sales increased to 27.6% in 2015 from 24.0% in 2014 due to improvements in revenue mix, specifically from services, from 2014 to 2015. Selling, general and administrative expenses increased 31% in 2015 to $2,722,000, or 25.8% of sales, compared to $2,085,000, or 28.1% of sales, in 2014 due to increased compensation expense related to improved operating results and acquisition costs associated with the June 1, 2015 acquisition of Twisted Technologies as well as post-acquisition operating costs of that entity. JDL Technologies reported operating income of $195,000 in the first nine months of 2015 compared to an operating loss of $304,000 in the same period of 2014.

Other

The Company’s loss before income taxes was $6,898,000 in 2015 compared to income of $4,744,000 in 2014. The Company’s effective income tax rate was 43.3% in 2015 and 36.9% in 2014. This effective tax rate for 2015 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions and net research and development credits totaling $1.1 million.

Liquidity and Capital Resources

As of September 30, 2015, the Company had approximately $20,770,000 in cash, cash equivalents and investments. Of this amount, $2,222,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $12,743,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2015.

The Company had working capital of $49,383,000, consisting of current assets of approximately $68,222,000 and current liabilities of $18,839,000 at September 30, 2015 compared to working capital of $56,911,000, consisting of current assets of $69,906,000 and current liabilities of $12,995,000 at December 31, 2014.

Cash flow used by operating activities was approximately $5,917,000 in 2015 compared to $11,170,000 provided in the same period of 2014. Significant working capital changes from December 31, 2014 to September 30, 2015 included an increase in receivables of $9,155,000 due to an increase in revenues in the third quarter of 2015 as compared to the last quarter of 2014 and an increase in days sales outstanding at Suttle for a couple of significant customers offset by a decrease in inventories due to a concerted effort to increase productivity and reduce excess inventory.

Net cash provided by investing activities was $806,000 in 2015 compared to $10,019,000 used in the same period of 2014, primarily because of large net investments in the 2014 period. The Company continued to make capital investments in 2015, primarily to Suttle’s manufacturing operations. The Company also acquired Twisted Technologies, Inc. during the second quarter of 2015 and paid $1,000,000 in initial consideration, with an estimated $434,000 to be paid out in deferred and contingent consideration.

Net cash used in financing activities was $530,000 in 2015 compared to $4,845,000 used in the same period of 2014. Cash dividends paid on common stock increased to $4,221,000 in 2015 ($0.16 per common share) from $4,187,000 in 2014. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $272,000 in 2015 and $221,000 in 2014. The Company did not repurchase any shares in 2015 or 2014 under the Board-authorized program. At September 30, 2015, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $179,000 and $17,000 in 2015 and 2014, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.5% (1.7% at September 30, 2015). The Company had $3,900,000 in outstanding borrowings against the line of credit at September 30, 2015 and no borrowings at September 30, 2014. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2014 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2015.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2015 our bank line of credit carried a variable interest rate based on LIBOR plus 1.5%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2015	—	$—	—	411,910
August 2015	373	9.98	—	411,910
September 2015	—	—	—	411,910
Total	373	$9.98	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated November 4, 2015 announcing 2015 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 6, 2015		Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: November 6, 2015		Chief Financial Officer

