Form 10-K
period 2015-12-31
COMMUNICATIONS SYSTEMS INC
filed 2016-03-11
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-Accelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $72,920,000 based upon the closing sale price of the Company’s common stock on the NASDAQ on June 30, 2015.

As of March 1, 2016 there were outstanding 8,761,000 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2016 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.), Costa Rica, and the United Kingdom (U.K.). CSI is principally engaged through its Suttle, Inc. subsidiary and business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications, and through its Transition Networks, Inc. subsidiary and business unit in the manufacture and sale of core media conversion products for broadband networks. Through its JDL Technologies, Inc. subsidiary and business unit, CSI provides IT solutions including network design, computer infrastructure installations, IT service management, network security, and network operation services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into three segments: Suttle, which manufactures connectivity infrastructure products for broadband and voice communications; Transition Networks, which designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products; and JDL Technologies, (JDL), which is an IT managed services provider and value-added reseller. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation. Further information regarding these segments, including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the Notes to Consolidated Financial Statements under Item 8.

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle, Inc.

Suttle manufactures and markets a broad range of telecommunication products for outside plant and premise distribution under the Suttle brand name in the United States and internationally. The Company’s customer-oriented approach provides right-sized solutions that leverage existing infrastructure and protect investments as markets and technologies grow and change. With over 100 years of knowledge and experience, Suttle is a reliable partner, delivering innovative, flexible, easy-to-use solutions, lower cost of ownership, and solid customer support. The Company manufactures 67% of its products at its plants in Hector, Minnesota (Suttle, Inc.) and San Jose, Costa Rica (Suttle Costa Rica, S.A.). The other 33% are purchased from offshore contract manufacturers. Segment sales were $50,082,000 in 2015 and $67,331,000 in 2014.

Products

The Company’s products include Structured Cabling Products (enclosure systems to support premise distribution of broadband and other connectivity networks); FTTx Products (fiber optic management and connectivity solutions for access and premise networks); Modular Connecting Products (connecting products for copper telecommunications networks) and DSL Products (products that support broadband connectivity to copper networks).

Outside Plant Products:

Suttle’s outside plant products (OSP) are designed to operate in challenging environments yet be easily accessible, extend the life of the existing network, enhance data speeds, and prevent loss.

Suttle OSP systems are designed for flexibility and scalability in real world applications for both copper and fiber networks. Suttle’s FutureLinkTM OSP Fiber solutions offer a range of products including terminals, patch-and-splice and splitter enclosures. For copper networks, Suttle’s FutureLinkTM OSP Copper solutions include building entrance terminals and enclosures.

Premise Distribution Products:

Suttle provides service distribution products for cost-effective solutions using existing wiring. These products reduce installation time and labor costs, and increase the provider’s return on investment. In addition to reducing a service provider’s up-front costs, Suttle’s high throughput solutions help eliminate potential bottlenecks to “future-proof” the installation, reducing future costs.

Suttle’s new MediaMAXTM premise distribution system provides for reliable brownfield and greenfield premise connectivity to meet the increasing demand for wired and wireless gigabit connectivity throughout the home and small office. Designed to optimize installation cost and practices while maximizing coverage and bandwidth at the point of use for multiple deployment topologies, this brand includes a premise connectivity and distribution system, featuring plastic modular enclosures and tool-less, snap-in modules to minimize wireless interference. MediaMAXTM replaces Suttle’s SOHOTM brand products for premise distribution which have been sold for approximately the last 10 years.

Suttle’s FutureLinkTM product family provides solutions for higher speed, tool-less connectivity and lower cost of ownership, such as copper and fiber connectivity systems, enclosure systems, network interface devices (NIDs), splitters, and active technologies for voice, data and video communications. Active solutions distribute service inside the premise through electronic devices, and Suttle’s active service solutions allow the distribution of service at higher speeds regardless of media, using technologies under FutureLink™ brand products.

Passive solutions provide connectivity for traditional telephony and broadband deployments. Through our highly recognized brands — SpeedStar™ and Corroshield® as well as our new FutureLink™ product family brand for higher speeds — Suttle provides the right solution for wired distribution.

Markets and Marketing

Suttle markets its outside plant and premise distribution products globally to telecommunications companies. Suttle has a solid history of offering long-term solutions to some of the largest global providers by understanding the customer’s needs and providing innovative solutions coupled with strong customer support. Suttle also markets its products to service providers, residential builders, and low-voltage installers through distributors and the Company’s sales staff. Suttle reaches its targeted customers through a variety of marketing media including trade shows, associations, advertising, social media, and the Suttle website.

Suttle recently changed its domain name for electronic communications to SuttleSolutions.com to emphasize our focus on end-to-end customer oriented solutions for communication service providers.

Customers

Suttle’s customers include the major communication companies globally, including both telephone and cable service provider companies. The Company’s major telephone company customers include Verizon, ATT, and CenturyLink. Suttle serves these major telephone companies directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 79% of Suttle’s sales in 2015 and 84% in 2014.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors, but also directly through its sales staff. Sales to cable customers and original equipment manufacturers (OEMs) are made through the nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 6% of Suttle’s sales in 2015 and 9% in 2014. Sales to international customers and other customers represented 15% of Suttle’s sales in 2015 and 7% in 2014.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. In addition, distributors of Suttle’s products also market products for one or more of its competitors.

Order Book

Suttle manufactures its products on the basis of estimated customer requirements. Outstanding customer orders at March 1, 2016 were approximately $3,828,000 compared to approximately $2,356,000 at March 1, 2015. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

Manufacturing and Sources of Supply

Suttle manufactures its products using plastic or metal parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards, and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and parts required and the Company is not dependent upon any single supplier, except that Suttle’s corrosion-resistant products use a moisture-resistant gel-filled fig available only from Tyco Electronics Connectivity. Although Suttle has not generally experienced significant problems in obtaining its required supplies, from time to time it experiences spot shortages and additional order lead times are required from its offshore suppliers.

New Product Development; Patents and Intellectual Property

Suttle continually seeks to understand the needs of its customers and both develops new products for evolving customer requirements and enhances existing products to improve its existing product line. For competitive reasons, including duplication of its designs by foreign apparatus manufacturers, Suttle has adopted a policy to seek patent protection on innovative new products. Suttle applied for five patents in 2015 and expects to file for eight patents in 2016.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $4,959,000 in 2015 compared to $3,670,000 in 2014.

Suttle and Suttle Solutions are important trademarks for its business. Suttle regularly supports these brand names by trade advertising and believes they are well known in the marketplace. Other important trademarks include FutureLinkTM brand umbrella for end-to-end products for outside plant, connectivity and premise distribution; plastic MediaMAXTM and enclosures and modules; SpeedStarTM for passive premise connectivity; and CorroShield® brand gel that prevents network corrosion.

(ii) Transition Networks, Inc.

Transition Networks, Inc. (“Transition” or “Transition Networks”) is based in Minnetonka, Minnesota and also maintains operations in the U.K. Transition designs, assembles and markets media converters, NIDs, network interface cards (NICs), Ethernet switches, Small Form Factor Pluggable modules (SFP), and other connectivity products under the Transition Networks and MILAN brand names. Transition sells its products through distributors, resellers, integrators, and OEMs. These media converters, NIDs, and Ethernet Switch products allow network operators to transmit voice and data across networks and between copper-wired and fiber-optic equipment. Sales by Transition Networks were $42,570,000 in 2015 compared to $43,174,000 in 2014. International sales accounted for 27% of Transition’s sales, or $11,575,000 in 2015, compared to $11,645,000, or 27% of Transition’s sales in 2014.

Products

Transition Networks designs, assembles and sells media converter devices, NIDs, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals across networks and between systems using different types of media (for example, between copper and fiber optic networks). These products assist in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end user demands.  As enterprise networks are seemingly always in transition, our solutions enable customers to integrate fiber optics into their existing infrastructure as their networks grow, and extend advanced data services to customers at remote locations, including support of wireless networks and its backhaul requirements. Many of our products incorporate features for performing advanced levels of fault management and other benefits to aid in troubleshooting fiber optic and copper network infrastructure. Our growing Power-over-Ethernet (PoE) products provide support of remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for local power in hard to reach locations.

Transition Networks products support a wide variety of protocols, including: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, Circuit Emulation Services (TDM or ISDN over Ethernet or IP), RS232, RS485, OC3, OC12, and more. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including powerful Orchestration and Element Management System (EMS) software for providing superior service provisioning and monitoring of next-generation Carrier Ethernet 2.0 Services. The Company has been developing and marketing Ethernet-based networking products for approximately 28 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, government, and security markets.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations. In 2015, 62% of the total value of its products was manufactured in Asia while the remaining 38% was manufactured in the US. Offshore sources of supply are subject to certain risks, including political risk. The Company has alternate sources of supply for its products in different geographical locations and to date has not had problems obtaining necessary product.

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

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $3,332,000 in 2015 compared to $4,166,000 in 2014.

Transition Networks’ conducts its research and development operations in the United States, out of its Minnetonka, MN headquarters location. While this US location has primary engineering and product development responsibility, it will occasionally utilize third party design services and Original Design Manufacturers (ODM) to support specific product design requirements. In addition, Transition Networks’ subsidiary TN EMEA, in the UK (renamed Net2Edge in 2016) has been engaged in developing a new line of Circuit Emulation products. In 2016 Net2Edge will be classified as a separate business segment.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for high volume products in the Fast Ethernet and Gigabit Ethernet families, as well as the NIDs. Low cost competitors from China and Taiwan are strongest in Asian, European, Middle Eastern, and African (EMEA) and South American markets, with limited success in the North American market for the media converter products. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $4,485,000 at March 1, 2016 and $1,683,000 at March 1, 2015.  Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc. (“JDL Technologies” or “JDL”), based in Fort Lauderdale, Florida, is a managed service provider and value-added reseller, supplying information technology (IT) solutions focused on IT service and support management; network design, deployment and integration; cloud, hosted and virtualized services; and network operations center management. JDL’s 2015 sales were $15,672,000 compared to 2014 sales of $8,567,000. Project revenue totaled $12,176,000 in 2015 or 78% of JDL sales compared to $6,836,000 in 2014 or 80% of JDL sales. Managed services revenues grew to $3,496,000 in 2015 from $1,731,000 in 2014.

Competitive Strategy

The Florida technology market includes a number of managed service providers (MSPs) and value-added resellers (VARs), and is a microcosm of the burgeoning managed services industry in the U.S. JDL continues to differentiate itself in strategic ways and in early response to market shifts, and is well qualified to help organizations optimize their technologies in order to meet business objectives and regulatory requirements.

JDL partners with organizations to provide complete support for their information technology, from servers to applications down to the network and desktop levels. Under a typical managed services agreement, JDL maintains corporate IT, resolves issues, supports the client’s user community, and adds new value to the client’s businesses. JDL’s key avenues for delivering on this commitment—and its competitive advantages—include JDL’s on-premise managed services operations center and secure, state-of-the-art hosted datacenter. The managed services operations center leverages the best available tools, applications, practices and resources to deliver a consistent, quality customer experience. JDL Technologies was named to the 2015 Elite 150 Managed Service Providers in North America, part of The Channel Company’s 2015 MSP 500 list. JDL also holds the MSP Trustmark credential from CompTIA and is a member of the MSP Alliance.

JDL’s portfolio of technology solutions reflects the regular introduction of new technologies and delivery methodologies and the increasing demand among businesses for innovative solutions to strengthen their competitive edge and continuity. With its team of professionally certified engineers, more than 475 years of technical experience, and talented leadership, JDL Technologies develops best-of-breed IT solutions that effectively meet these demands. To sustain its leading-edge position, JDL maintains robust partnerships with strategic manufacturers and is a McKesson Platinum Partner, Microsoft Gold Partner, HP Enterprise Gold Partner, 3CX VoIP Gold Partner and Citrix Silver Partner. In recognition of its standing, JDL was named to the 2015 Fast Growth 150 Solution Providers by The Channel Company.

In June 2015, JDL Technologies completed its first strategic acquisition to expand into the Southeastern U.S. and strengthen its healthcare portfolio by acquiring Twisted Technologies, a small IT firm in Atlanta focused on practice management and electronic medical records solutions for healthcare organizations. JDL is aggressively leveraging the benefits of this alliance, including an enhanced partnership with McKesson, and continues to explore additional strategic acquisitions. Organically, the company also grew substantially in response to increasing demand for managed services across industries.

These combined factors reflect a stronger, more focused, more mature JDL Technologies. The company continues to win large, multi-state managed services clients, and to earn significant incremental business as well as large new infrastructure and virtualization opportunities. JDL remains focused on growth.

Targeted Vertical Markets

The year 2015 was significant for JDL Technologies for vertical specialization and branding. The company developed three related brands, JDL HealthTech, JDL EduTech, and JDL TechWatch, to identify its healthcare, education and commercial business verticals, and launched corresponding websites to further sharpen its vertical market focus.

Education:

Since JDL Technologies was established in 1995, its largest client has been the School Board of Broward County, Florida (SBBC), the sixth largest public school system in the United States. JDL staffs and manages the SBBC network operations center, which monitors all network elements (servers, switches, routers) and more than 100,000 computers in 265 buildings. In March 2015, JDL was awarded a five-year contract by the SBBC to provide Local Area Network, Wireless Local Area Network and data center upgrades, as well as other IT services, to several hundred public K-12 schools in the district. JDL began providing services under the contract in the second quarter of 2015.

Healthcare:

Under its JDL HealthTech brand, JDL continues to penetrate the $1.3 billion healthcare market in Florida, offering an array of services that address HIPAA Security Rule and Privacy Rule compliance requirements, including McKesson practice management and revenue cycle management services. JDL’s strategic segmentation of the healthcare market by organization size and specialization began to bear fruit in 2015, with JDL supporting a robust and growing managed services practice whose clients range from single-office practices to multi-location regional specialists to their regulated suppliers and business associates.

Commercial:

JDL Technologies continues to build a solid roster of diverse commercial clients under its JDL TechWatch brand, delivering dramatic growth in 2015 in recurring revenues from managed services as well as incremental revenues from additional project work. A sampling of these clients includes:

-	A 60-year-old Florida financial institution with two dozen branches and more than $4 billion in assets;

-	A global fitness program whose 14 million followers take weekly classes in over 100,000 locations;

-	The largest private international bank in South America;

-	Several of the largest private investment firms in Florida;

-	A large family-owned tobacco corporation headquartered in Florida since 1962;

-	A well-funded non-profit organization with 19 locations in the continental U.S.

Technology Solutions

As a managed service provider and value-added reseller, JDL Technologies specializes in delivering technology solutions that free organizations to focus on the strategic business activities that are critical to their financial success. JDL’s technology solutions encompass an extensive range of networking, virtualization, cloud and infrastructure services, most of which are available under JDL managed services contracts. As technology continues its move to the cloud, JDL aggressively built its portfolio of cloud-based service offerings in 2015, and continues to ensure that its engineers are trained and certified in the newest cloud and other technology solutions.

Managed Services:

JDL Technologies continues to expand in breadth and depth as a managed service provider, more than doubling monthly recurring revenues each year since establishing the program in early 2013. The company serves a diverse base of clients with locations throughout the United States, offering managed service programs designed specifically for the healthcare, commercial and education markets. These robust programs meet HIPAA compliance standards and, while the majority is supported remotely, independent of geographic borders, the company is also able to provide on-site network management and help desk support for key enterprise clients in South Florida. The company’s managed services include network management, availability assurance, event alerting and incident management services; server, workstation, mobile device and other asset management services; security services including software patching, firewall, antivirus, antimalware and intrusion detection and prevention services; help desk support for client users; SIP trunking, voice over IP and office management services; migration, conversion and vendor management; and technical consulting services and training.

Cloud Solutions:

JDL Technologies continued to build its portfolio of cloud service offerings in 2015, leading this trend in the Florida and Georgia healthcare markets with services supporting HIPAA compliance. Wireless as a service, infrastructure as a service, and Citrix as a service are among the most popular cloud offerings, with others including backup, storage, voice over IP, firewall and email as cloud or hosted services. The benefits to clients are numerous and include vertical and horizontal scalability, internal bandwidth conservation, and simplification of IT management within client organizations. All JDL cloud offerings are billable as monthly recurring revenue under its managed service model, and JDL is committed to bringing the benefits of cloud services to all clients.

Network Services:

JDL’s roots are in network services; these services remain central to the company’s role as a managed service provider and value-added reseller. The JDL team has extensive experience and professional certifications in assessing, designing and implementing wired and wireless networks as well as entire technology infrastructures. Networking services also include MPLS, private line and IP communications, network and endpoint security, network tuning and cabling/wiring services. Public school districts and healthcare organizations, in particular, are actively leveraging wireless networks to simplify their communications systems, reduce their technology footprint in confined spaces, and lower maintenance costs. With funding of wireless as a service available through the modernized E-Rate program, wireless networking deployments have become top priority for many public school systems. One example is the School Board of Broward County, which in 2015 awarded JDL a new contract to provide wireless network upgrades throughout the district in addition to other network services.

Virtualization:

Using virtualization across an organization’s IT infrastructure delivers greater agility, mobility and efficiency. JDL’s virtualization engineers assess, design, deploy, and manage virtualization programs that ensure user access to any workload, anytime, anywhere, on any device. JDL’s virtualization services encompass desktops, servers, applications, storage, and any combination thereof, including connectivity and software licensing. As JDL clients continue to adopt virtualization, they experience the economies of scale, reduced capital requirements, enhanced security, and disaster recovery protections that are inherent in virtualized environments.

Order Book and Recent Orders

Outstanding customer orders and contracts for JDL products and services were approximately $6,009,000 at March 1, 2016 and $3,448,000 at March 1, 2015. The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

(2) Employment Levels

As of March 1, 2016 the Company employed 674 people.  Of this number, 488 were employed by Suttle (including 117 in Hector, Minnesota, 371 in Costa Rica and 2 in the U.K.), 103 by Transition Networks, Inc., 18 by Net2Edge in the U.K., 54 by JDL Technologies, Inc.,  and 11 corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2016 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Roger H.D. Lacey	65	Vice-Chairman of the Board and Chief Executive Officer [2014][2]

Edwin C. Freeman	60	Vice President, Treasurer and Chief Financial Officer [2013][3]

Bruce Blackwood	53	President and General Manager, Suttle, Inc. [2007][4]

Scott Otis	54	President and General Manager, Transition Networks, Inc. [2013][5]

Scott Fluegge	46	President and General Manager, JDL Technologies, Inc [2011][6]

George Wakileh	50	Chief Technology Office, and Suttle Vice President of Technology Development, [2009] [7]

Kristin A. Hlavka	34	Corporate Controller [2011][8]

1	Dates in brackets indicate year in which officers began serving in such capacity. Executive officers serve at the pleasure of the Board of Directors.

2	Mr. Lacey has been a director of the Company since 2008, was appointed Vice Chair in September 2013, and was appointed Interim Chief Executive Officer in June 2014. On February 27, 2015 he was appointed as the Company’s Chief Executive Officer. Mr. Lacey was Senior Vice President of Strategy and Corporate Development for 3M Corporation from 2009 until his retirement in 2013. In addition, from 2000 until his retirement, he was 3M Corporation’s Chief Strategy Officer and head of mergers and acquisitions.

3	Mr. Freeman was appointed Chief Financial Officer in September 2013. From March 1992 to September 2013, he held management positions within operations and finance at Bro-Tex Co., Inc., a private company that distributes non-woven materials, most recently serving as the Vice President and Chief Financial Officer. Prior to his appointment as Chief Financial Officer, he served as a director of CSI since 1988.

4	Mr. Blackwood was appointed Vice President and General Manager of Suttle in December 2007, and was named President and General Manager in September 2013. From July 2001 to November 2007 he served as Suttle’s Vice President of Sales. Prior to July 2001 he was Vice President of Sales for Americable.

5	Mr. Otis was appointed President and General Manager of Transition Networks in September 2013. From December 2010 to June 2011 he served as Vice President, Operations - Professional Services for TE Connectivity, Inc. Prior to December 2010, he was the Vice President, Marketing and Business Development – ADC Professional Services.

6	Mr. Fluegge was appointed Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

7	Mr. Wakileh has been Suttle’s Global Vice President of Technology and Business Development since 2009. In addition, in June 2014 he was designated as the Company’s Corporate Scientist, with responsibility for developing strategy for and leading technology development throughout the Company. Mr. Wakileh has over 20 years’ experience in telecommunications technology development and strategy.

8	Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

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

Our financial results could be adversely affected if one or more of our key customers substantially reduces orders for our products.

Traditionally, we have derived a large portion of our revenues from a relatively small number of customers, with our top ten customers accounting for 67%, 72% and 83% of net sales for 2015, 2014 and 2013, respectively. In fiscal 2015, 2014 and 2013, one Suttle customer accounted for approximately 16%, 33% and 24% of consolidated sales, respectively. In fiscal 2015 and 2013, a JDL customer accounted for 11% and 18% of our consolidated sales, respectively. The loss of or a substantial reduction in purchases by any one or more of our top customers could have a material adverse effect on our business, financial position and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.	PROPERTIES

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-	In Minnetonka, Minnesota, the Company owns a 105,000 square foot building where its executive and administrative offices are located. In addition, Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations, JDL Technologies, Inc. uses this facility for some administrative operations, and Suttle uses this facility for its sales, marketing and product development.

-	Suttle’s manufacturing is conducted at two locations. At Hector, Minnesota, the Company owns three plants totaling 109,000 square feet of manufacturing space. The Company leases 40,000 square feet of manufacturing space in San Jose, Costa Rica.

-	Austin Taylor Communications, Ltd. owns a 40,000 square foot facility in Bethesda, Wales, U.K. This was sold in January 2016. See Note 15 of the consolidated financial statements for further information.

-	Transition Networks leases 7,000 square feet of office space in the U.K. for its Transition Networks, EMEA operations.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by NASDAQ for 2015 and 2014.

	2015		2014
	High	Low	High	Low
First	$12.40	$10.08	$13.92	$10.78
Second	11.78	10.40	13.50	10.75
Third	10.86	8.13	13.09	10.68
Fourth	9.22	7.25	12.15	10.00

(b)	HOLDERS

At March 1, 2016 there were approximately 566 registered holders of record of Communications Systems, Inc. common stock.

(c)	DIVIDENDS

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share
January 1, 2016	$.16
October 1, 2015	.16
July 1, 2015	.16
April 1, 2015	.16
January 1, 2015	.16
October 1, 2014	.16
July 1, 2014	.16
April 1, 2014	.16
January 1, 2014	.16

The payment of future dividends will be determined at the discretion of the Board of Directors.

(d)	INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2015:

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares		Number of shares of
	of common stock		common stock
	to be issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding shares in
Plan Category (1)	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	22,008	$14.15	—
1992 Stock Plan-Nonemployee Director Plan	75,000	$10.63	—
1990 Employee Stock Purchase Plan	6,450	$6.60	101,240
2011 Executive Incentive Compensation Plan	784,159	$11.66	1,120,376

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

(e)	FIVE YEAR PERFORMANCE GRAPH

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

Comparison of Five-Year Cumulative Total Return

Company or Index	2010	2011	2012	2013	2014	2015
Communications Systems, Inc.	$100.000	$104.081	$81.532	$92.631	$92.157	$72.880
NASDAQ US	100.000	100.312	116.793	155.899	175.326	176.169
NASDAQ TELCOM	100.000	105.626	127.317	144.379	148.323	153.652

(f)	RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the three months ended December 31, 2015 the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 2015	163	$8.74	—	411,910
November 2015	164	8.50	—	411,910
December 2015	—	—	—	411,910
Total	327	$8.62	—	411,910

(1)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(2)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, except per share amounts)

	Year Ended December 31

	2015	2014	2013	2012	2011

Selected Income Statement Data
Sales	$107,670	$119,071	$131,320	$104,250	$143,775

Costs and Expenses:
Cost of sales	76,123	76,913	86,421	62,753	84,880
Selling, general and administrative expenses	40,830	38,628	36,743	38,101	40,108
Pension settlement costs	1,222	—	—	—	—
Impairment loss	—	—	5,850	—	1,272
Restructuring expense	—	238	1,149	—	—
Total Costs and Expenses	118,175	115,779	130,163	100,854	126,260
Operating (Loss) Income	(10,505)	3,292	1,157	3,396	17,515
Other Income (Expense), Net	104	(112)	(53)	2	105
(Loss) Income Before Income Taxes	(10,401)	3,180	1,104	3,398	17,620
Income Tax (Benefit) Expense	(753)	1,219	2,061	1,160	7,822
Net (Loss) Income	$(9,648)	$1,961	$(957)	$2,238	$9,798
Basic Net (Loss) Income Per Share	$(1.11)	$0.23	$(0.11)	$0.26	$1.16
Diluted Net (Loss) Income Per Share	$(1.11)	$0.23	$(0.11)	$0.26	$1.15
Cash Dividends Declared Per Share	$0.64	$0.64	$0.64	$0.64	$0.60
Average Dilutive Shares Outstanding	8,720	8,640	8,531	8,519	8,496

Selected Balance Sheet Data
Total Assets	$87,916	$100,286	$103,533	$112,535	$116,659
Property, Plant and Equipment, Net	17,468	18,153	14,941	14,475	14,019
Long-term Liabilities	290	1,271	1,838	3,298	3,741
Stockholders’ Equity	72,185	86,020	88,622	93,995	97,531

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. provides physical connectivity infrastructure products and services for global deployments of broadband networks through the following business units:

Suttle

Founded in 1910, today Suttle is a leader in innovative network solutions that meet service providers’ needs from the central office all the way to the premise through OSP and premise distribution offerings for voice, data and video. Suttle’s product portfolio incorporates the best available technology, leveraging existing infrastructure, and laying the foundation for future growth. Products are designed to comply with the most stringent industry standards. Quality management systems are ISO 9001 and TL9000 certified. Suttle’s best known brands include SOHO AccessTM—a premise distribution system with a full line of wiring components —and the new FutureLinkTM brand of high-speed and tool-less wired and wireless solutions that lower the service providers’ cost of ownership. The newest MediaMAXTM brand premise distribution system provides optimized wired and wireless gigabit connectivity for home and small office structured distribution and will replace SOHO AccessTM in 2016.

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

JDL Technologies

JDL Technologies provides technology services and infrastructure to the education, healthcare, government and commercial market segments. The company’s portfolio of technology solutions includes managed services, virtualization, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. In addition JDL has been providing many of these technology solutions to the School Board of Broward County, Florida, the sixth largest public school district in the U.S., for more than a decade and has managed its Network Operations Center, which monitors all network elements (servers, switches, routers) and more than 100,000 computers in 265 buildings throughout the district.

Key 2015 Developments

•	The Company’s 2015 sales were $107.7 million, a 10% decrease from 2014 sales of $119.1 million.

•	The Company’s 2015 net loss was $9.6 million, or ($1.11) per diluted share, compared to net income of $2.0 million or $0.23 per diluted share in fiscal 2014.

•	At 2015 year end, the Company had cash, cash equivalents and investments of $21.3 million and positive working capital of $46.4 million compared to $56.9 million at December 31, 2014.

•	Suttle sales decreased 26% to $50.1 million in 2015 from $67.3 million in 2014, primarily due to reduced sales to and price reductions imposed by a major customer. Suttle had an operating loss of $6.4 million in 2015 compared to operating income of $6.6 million in 2014.

•	Transition Networks sales decreased 1% to $42.6 million in 2015 compared to $43.2 million in 2014. Transition had an operating loss of $4.0 million in 2015 compared to $2.4 million in 2014.

•	Sales by JDL Technologies increased 83% to $15.7 million in 2015 compared to $8.6 million in 2014. JDL had operating income of $1.2 million in 2015 compared to an operating loss of $0.9 million in 2014.

•	The Company’s R&D investment in 2015 was $8.3 million, or 7.7% of consolidated sales, compared to $7.8 million in 2014.

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

Results of Operations

2015 Compared to 2014

Consolidated sales were $107,670,000 in 2015, a 10% decrease from sales of $119,071,000 in 2014. Consolidated operating loss was $10,506,000 in 2015 as compared to income of $3,293,000 in 2014. Net loss in 2015 was $9,648,000, or ($1.11) per share compared to net income of $1,962,000 or $0.23 per share in 2014.

Suttle Results

Suttle sales decreased 26% to $50,082,000 in 2015 compared to $67,331,000 in 2014. Sales by product groups in 2015 and 2014 were:

	Suttle Sales by Product Group
	2015	2014
Structured cabling and connecting system products	$42,552,000	$61,004,000
DSL and other products	7,530,000	6,327,000
	$50,082,000	$67,331,000

Suttle’s sales by customer groups in 2015 and 2014 were:

	Suttle Sales by Customer Group
	2015	2014
Telecommunication customers	$39,626,000	$56,681,000
Distributors	2,980,000	5,882,000
International	7,278,000	4,530,000
Other	198,000	238,000
	$50,082,000	$67,331,000

The decrease in sales is due primarily to increased pricing pressure and volume declines in Suttle’s legacy product lines. Sales to the telecommunication customers decreased 30% to $39,626,000 in 2015 compared to $56,681,000 in 2014 due to a disrupted order cycle at a major customer that significantly curtailed its 2015 purchasing, and overall decline in legacy product lines. Sales to these customers accounted for 79% of Suttle’s sales in 2015 compared to 84% of sales in 2014. Sales to distributors decreased 49% and accounted for 6% of sales in 2015 compared to 9% in 2014. International sales accounted for 15% of Suttle’s 2015 sales and increased 61% compared to 2014 due to the ordering cycle of DSL products and introduction of new products used in FTTx deployments for a major customer.

Sales of structured cabling and connecting system products decreased 30% primarily due to reduced demand from major customers and shifts in technology. Sales of DSL and other products increased 19% due to increased orders from a major international customer.

Suttle’s gross margin decreased 58% to $8,850,000 in 2015 compared to $20,992,000 in 2014. The gross margin percentage decreased to 18% in 2015 as compared to 31% in 2014 due to increased pricing pressure at a major customer and high production variances due to decreased demand, as well as continued investment into production capabilities to support new FTTx product platforms.

Selling, general and administrative expenses increased $896,000, or 6% to $15,285,000, or 30.5% of sales, in 2015 compared to $14,389,000 in 2014, or 21.4% of sales, due to investment into fiber and active capabilities to support new product platforms.

Suttle had an operating loss of $6,435,000 in 2015 compared to income of $6,603,000 in 2014.

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

Transition Networks sales decreased 1% to $42,570,000 in 2015 compared to $43,174,000 in 2014. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Sales by customer groups in 2015 and 2014 were:

	Transition Networks Sales by Region
	2015	2014
North America	$30,995,000	$31,529,000
EMEA	4,417,000	4,291,000
Rest of world	7,158,000	7,354,000
	$42,570,000	$43,174,000

The following table summarizes Transition Networks’ 2015 and 2014 sales by product group:

	Transition Networks Sales by Product Group
	2015	2014
Media converters	$26,914,000	$28,362,000
Ethernet switches	4,972,000	4,727,000
Ethernet adapters	4,169,000	3,939,000
Other products	6,515,000	6,146,000
	$42,570,000	$43,174,000

Sales in North America decreased 2% or $534,000 compared to 2014 due primarily to delays in federal government purchases. International sales decreased $70,000, or 1%, due to slower sales in parts of Latin America and Asia, partially offset by gains in EMEA.

Gross margin decreased 4% to $18,482,000 in 2015 compared to $19,199,000 in 2014. Gross margin as a percentage of sales decreased to 43% in 2015 compared to 44% in 2014 due to unfavorable product mix.

Selling, general and administrative expenses increased 5% to $22,495,000, or 52.8% of sales, in 2015 from $21,393,000 in 2014, or 49.6% of sales due to increased selling and engineering expenses. Operating loss was $4,013,000 in 2015 compared to an operating loss of $2,432,000 in 2014.

Transition Networks continues to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). It also continues to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. increased 83% to $15,672,000 in 2015 compared to $8,567,000 in 2014. The following table summarizes JDL’s revenues by customer group in 2015 and 2014:

	JDL Revenue by Customer Group
	2015	2014
Broward County FL schools	$11,691,000	$6,504,000
Miami-Dade County FL schools	0	119,000
Healthcare and commercial customers	3,981,000	1,944,000
	$15,672,000	$8,567,000

Revenues earned in Broward County FL schools increased $5,187,000 or 80% in 2015 as work began on a new multimillion dollar contract to deliver enhanced technology, modern IT infrastructure and expanded wireless coverage to the district.

JDL recognized no revenues from Miami-Dade County Public Schools due to completion of that district’s wireless classroom initiative, which had been funded under the E-Rate program.

Revenue from JDL Technologies’ sales to small and medium sized commercial businesses (SMBs) increased by 105% or $2,037,000 primarily due to continued robust sales of the company’s managed services as well as the revenue generated through the acquisition of Twisted Technologies in June of 2015.

JDL gross margin increased 144% to $4,806,000 in 2015 compared to $1,968,000 in 2014. Gross margin as a percentage of sales increased to 31% in 2015 from 23% in 2014. This reflects, in part, JDL’s success in providing more profitable services for the commercial sector and its continuing evolution away from typically narrow margin E-Rate funded projects for smaller or rural school districts.

Selling, general and administrative expenses increased 28% in 2015 to $3,635,000, or 23.2% of sales, compared to $2,846,000 in 2014, or 33.2% of sales, due to strategic investments in staff, systems and product development to support growth and client retention. JDL reported operating income of $1,171,000 in 2015 compared to an operating loss of $878,000 in 2014.

Federal and local funding for public school district investments in IT infrastructure and services varies substantially from year to year, and JDL Technologies expects to continue to experience notable swings in quarterly and annual revenues as a result.

To reduce dependence on government funding and its characteristic volatility, JDL Technologies is focused on opportunities to provide managed services, cloud migration and virtualization services, HIPAA-compliant IT services, and other network and infrastructure services to the commercial and healthcare markets. To this end, JDL leverages several important competitive advantages, including strategic product development, robust gold-level partnerships with technology leaders, extensive staff professional certifications, and maintenance of its status as a HIPAA-compliant healthcare business associate.

Income Taxes

The Company’s loss before income taxes was $10,402,000 in 2015 compared to income before income taxes of $3,181,000 in 2014. The Company’s effective income tax rate was 7% in 2015 compared to 38% in 2014. The 2015 effective rate differs from the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, the effect of operations conducted in lower foreign tax rate jurisdictions, federal research and development credits, and an increase in our valuation allowance as explained in Note 11 to the consolidated financial statements. The 2014 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and the effect of operations conducted in lower foreign tax rate jurisdictions.

2014 Compared to 2013

Sales were $119,071,000 in 2014, a 9% decrease from sales of $131,320,000 in 2013. Operating income increased 185% to $3,293,000 in 2014 as compared to $1,156,000 in 2013. Income before income taxes increased 188% to $3,181,000 from $1,103,000 in 2013. Net income increased 305% to $1,962,000 in 2014 compared to a net loss of $958,000 in 2013.

Suttle Results

Suttle sales increased 24% to $67,331,000 in 2014 compared to $54,346,000 in 2013. Sales by product groups in 2014 and 2013 were:

	Suttle Sales by Product Group
	2014	2013
Structured cabling and connecting system products	$61,004,000	$45,421,000
DSL and other products	6,327,000	8,925,000
	$67,331,000	$54,346,000

Suttle’s sales by customer groups in 2014 and 2013 were:

	Suttle Sales by Customer Group
	2014	2013
Telecommunication customers	$56,681,000	$43,296,000
Distributors	5,882,000	5,938,000
International	4,530,000	4,547,000
Other	238,000	565,000
	$67,331,000	$54,346,000

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

Sales of structured cabling and connecting system products increased 34% due to increased spending by telecommunication customers on new products partially offset by decreased spending due to shifts in technology. Sales of DSL and other products decreased 29% due primarily to the maturation of the market and increased pricing pressures.

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

Transition Networks

Transition Networks develops, markets, and sells active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from one-time network upgrade projects. The core markets for these products are enterprise, service providers, government, and industrial users. Roughly 73% of Transition Networks revenue comes from North America.

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

Selling, general and administrative expenses decreased 1% to $21,393,000, or 49.6% of sales, in 2014 from $21,581,000 in 2013, or 49.2% of sales. Operating loss decreased 51% to $2,432,000 in 2014 compared to an operating loss of $5,791,000 in 2013 due to the write off of goodwill totaling $5,850,000 in the third quarter of 2013.

Transition Networks continues to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). It also continues to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc.

Sales by JDL Technologies, Inc. decreased 74% to $8,567,000 in 2014 compared to $33,117,000 in 2013. The following table summarizes JDL’s revenues by customer group in 2014 and 2013:

	JDL Revenue by Customer Group
	2014	2013
Broward County FL schools	$6,504,000	$7,928,000
Miami Dade County FL schools	119,000	22,988,000
All other	1,944,000	2,201,000
	$8,567,000	$33,117,000

Revenues earned in Broward County FL decreased $1,424,000 or 18% in 2014 due to the Federal government’s decision to withhold all priority two E-Rate funding for the current fiscal year, which required the district to find alternate funding sources for planned projects. Revenues earned in Miami Dade County in 2013 and 2014 were derived from a large E-Rate funded infrastructure project. This was completed in the first quarter of 2014. Revenue from JDL Technologies’ sales to small and medium sized commercial businesses (SMBs) decreased by 12% or $257,000 as there were fewer large infrastructure transactions completed during the year due to a combination of market trends and JDL’s ongoing emphasis on higher margin managed services growth.

JDL gross margin decreased 70% to $1,968,000 in 2014 compared to $6,669,000 in 2013. Gross margin as a percentage of sales increased to 23% in 2014 from 20% in 2013 reflecting the fact that a significant portion of its 2013 revenue was hardware-based, rather than its more traditional value-added service.

Selling, general and administrative expenses decreased 14% in 2014 to $2,846,000, or 33.2% of sales, compared to $3,292,000 in 2013, or 9.9% of sales, due to a decrease in internal costs associated with the higher revenue achieved in the previous year’s E-Rate driven business. Selling, general and administrative expenses as a percentage of sales were much higher in the 2014 period as JDL’s non-variable general and administrative expenses constituted a much higher percentage of the lower 2014 sales. JDL reported an operating loss of $878,000 in 2014 compared to operating income of $3,232,000 in 2013.

Federal and local funding for public school district investments in IT infrastructure and services varies substantially from year to year, and JDL Technologies expects to continue to experience notable swings in quarterly and annual revenues as a result.

To reduce dependence on government funding and its characteristic volatility, JDL Technologies is focused on opportunities to provide managed services, cloud migration and virtualization services, HIPAA-compliant IT services, and other network and infrastructure services to the commercial and healthcare markets. To this end, JDL leverages several important competitive advantages, including strategic product development, robust gold-level partnerships with technology leaders, extensive staff professional certifications, and maintenance of its status as a HIPAA-compliant healthcare business associate.

Income Taxes

Income before income taxes increased 188% to $3,181,000 in 2014 compared to $1,103,000 in 2013. The Company’s effective income tax rate was 38% in 2014 compared to 187% in 2013. The 2014 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, and the effect of operations conducted in lower foreign tax rate jurisdictions. The 2013 effective rate was higher than the standard rate of 35% due to state income taxes, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, the effect of operations conducted in lower foreign tax rate jurisdictions, and the goodwill impairment not deductible for income tax purposes.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company had approximately $21,335,000 in cash, cash equivalents and investments. Of this amount, $1,944,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit, which are fully insured through the FDIC. The Company also had $11,522,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2015.

The Company had working capital of $46,449,000, consisting of current assets of approximately $61,890,000 and current liabilities of $15,441,000 at December 31, 2015 compared to working capital of $56,911,000, consisting of current assets of $69,906,000 and current liabilities of $12,995,000 at the end of 2014. The Company’s working capital at December 31, 2015 decreased from the prior year-end as the Company made a concerted effort to decrease inventory.

Cash flow provided by operating activities was approximately $840,000 in 2015 compared to $12,172,000 provided by operations in 2014. Significant working capital changes from 2014 to 2015 included a decrease in inventories due to a concerted effort to increase productivity and reduce excess inventory offset by an increase in receivables of $4.0 million due to a slight increase in revenues in the fourth quarter of 2015 as compared to 2014 and an increase in days sales outstanding at Suttle for a couple of significant customers.

Cash provided by investing activities was $1,395,000 of cash in 2015 compared to cash used of $12,048,000 in 2014. The Company continued to make capital investments in 2015, primarily to Suttle’s manufacturing operations. The Company also acquired Twisted Technologies, Inc. during the second quarter of 2015 and paid $1,000,000 in initial consideration, with an estimated $442,000 to be paid out in deferred and contingent consideration.

Net cash used by financing activities was $6,006,000 in 2015 compared to $6,301,000 in 2014. Cash dividends paid on common stock increased to $5,622,000 in 2015 ($0.64 per common share) from $5,572,000 in 2014 ($0.64 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and under the Company’s Employee Stock Purchase Plan, totaled approximately $146,000 in 2015 and $246,000 in 2014 net of acquisitions of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company did not repurchase any shares in 2015 or 2014 under the Board authorized program. At December 31, 2015, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

As part of the acquisition of the new Minnetonka headquarters building in July 2007, the Company assumed an outstanding mortgage of $4,380,000. The mortgage is payable in monthly installments and carries an interest rate of 6.83%. The mortgage was fully paid in March of 2016. Mortgage payments on principal totaled $524,000 during 2015. The outstanding balance on the mortgage was $104,000 at December 31, 2015.

The Company had no outstanding obligations under its line of credit at December 31, 2015 and 2014, and the Company’s entire credit line ($10,000,000 at March 1, 2015) is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.5% (1.9% at December 31, 2015). The credit agreement expires October 31, 2016 and is secured by assets of the Company. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than			More Than
	One Year	1 – 3 Years	3 – 5 Years	5 Years
Long-term debt	$104,000	$—	$—	$—
Interest on long-term debt	1,000	—	—	—
Pensions	55,000	133,000	163,000	491,000
Operating leases	251,000	199,000	24,000
Total	$411,000	$332,000	$187,000	$491,000

As of December 31, 2015, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations. The Company is in the process of terminating the pension plan and expects to make a final settlement payment in the first quarter of 2016.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At December 31, 2015 our bank line of credit carried a LIBOR rate plus 1.5%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Communications Systems, Inc.:

We have audited the internal control over financial reporting of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company, and our report dated March 11, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 11, 2016

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,812,737	$13,736,857
Investments	5,228,668	4,602,717
Trade accounts receivable, less allowance for doubtful accounts of $123,000 and $22,000, respectively	17,849,207	13,839,662
Inventories	24,985,560	31,109,653
Prepaid income taxes	2,972,271	2,317,688
Other current assets	1,041,303	1,050,000
Deferred income taxes	—	3,249,164
TOTAL CURRENT ASSETS	61,889,746	69,905,741

PROPERTY, PLANT AND EQUIPMENT, net	17,468,420	18,153,152
OTHER ASSETS:
Investments	6,293,505	11,540,261
Goodwill	1,462,503	—
Funded pension assets	—	172,405
Other assets	802,056	514,676
TOTAL OTHER ASSETS	8,558,064	12,227,342
TOTAL ASSETS	$87,916,230	$100,286,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$103,603	$524,220
Accounts payable	8,373,292	5,180,631
Accrued compensation and benefits	3,050,822	3,696,930
Accrued consideration	442,234	—
Other accrued liabilities	1,996,609	2,146,582
Dividends payable	1,474,892	1,446,498
TOTAL CURRENT LIABILITIES	15,441,452	12,994,861
LONG TERM LIABILITIES:
Uncertain tax positions	102,633	77,279
Deferred income taxes	61,453	1,089,994
Pension liabilities	126,001	—
Long-term debt - mortgage payable	—	103,603
TOTAL LONG-TERM LIABILITIES	290,087	1,270,876

COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,754,550 and 8,654,756 shares issued and outstanding, respectively	437,727	432,738
Additional paid-in capital	40,129,285	38,593,230
Retained earnings	32,284,061	47,689,688
Accumulated other comprehensive loss	(666,382)	(695,158)
TOTAL STOCKHOLDERS’ EQUITY	72,184,691	86,020,498

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,916,230	$100,286,235

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31
	2015	2014	2013

Sales	$107,669,524	$119,071,439	$131,319,510
Costs and expenses:
Cost of sales	76,123,362	76,912,881	86,420,982
Selling, general and administrative expenses	40,829,755	38,627,801	36,742,869
Pension settlement costs	1,222,276	—	—
Impairment loss	—	—	5,849,853
Restructuring expense	—	237,838	1,149,439
Total costs and expenses	118,175,393	115,778,520	130,163,143
Operating (loss) income	(10,505,869)	3,292,919	1,156,367
Other income and (expenses):
Investment and other income	216,491	80,392	125,985
Gain (loss) on sale of assets	8,090	(112,242)	(73,126)
Interest and other expense	(120,435)	(79,841)	(106,101)
Other income (expense), net	104,146	(111,691)	(53,242)
(Loss) income from operations before income taxes	(10,401,723)	3,181,228	1,103,125
Income tax (benefit) expense	(753,415)	1,219,355	2,061,013
Net (loss) income	(9,648,308)	1,961,873	(957,888)
Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	2,197,000	155,000	37,000
Unrealized gains/(losses) on available-for-sale securities	28,161	(42,666)	(21,964)
Foreign currency translation adjustment	(2,196,385)	(567,480)	333,000
Total other comprehensive income (loss)	28,776	(455,146)	348,036
Comprehensive (loss) income	$(9,619,532)	$1,506,727	$(609,852)

Basic net (loss) income per share:	$(1.11)	$.23	$(0.11)
Diluted net (loss) income per share:	$(1.11)	$.23	$(0.11)
Weighted Average Basic Shares Outstanding	8,720,225	8,622,032	8,531,073
Weighted Average Dilutive Shares Outstanding	8,720,225	8,640,416	8,531,073

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2012	8,474,896	$423,745	$36,404,518	$57,755,178	$(588,048)	$93,995,393
Net loss				(957,888)		(957,888)
Issuance of common stock under Employee Stock Purchase Plan	16,977	849	172,354			173,203
Issuance of common stock to Employee Stock Ownership Plan	44,598	2,230	461,589			463,819
Issuance of common stock under Employee Stock Option Plan	15,000	750	109,500			110,250
Issuance of common stock under Executive Stock Plan	1,849	92	27,312			27,404
Tax benefit from non-qualified employee stock options			16,284			16,284
Share based compensation			(80,886)			(80,886)
Shareholder dividends ($0.64 per share)				(5,473,572)		(5,473,572)
Other comprehensive income					348,036	348,036
BALANCE AT DECEMBER 31, 2013	8,553,320	427,666	37,110,671	51,323,718	(240,012)	88,622,043

Net income				1,961,873		1,961,873
Issuance of common stock under Employee Stock Purchase Plan	14,104	705	166,637			167,342
Issuance of common stock to Employee Stock Ownership Plan	32,520	1,626	360,647			362,273
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	98,760			99,360
Issuance of common stock under Executive Stock Plan	44,769	2,239	0			2,239
Tax benefit from non-qualified stock options			80,402			80,402
Share based compensation			784,785			784,785
Purchase of common stock	(1,957)	(98)	(8,672)	(14,052)		(22,822)
Shareholder dividends ($0.64 per share)				(5,581,851)		(5,581,851)
Other comprehensive loss					(455,146)	(455,146)
BALANCE AT DECEMBER 31, 2014	8,654,756	432,738	38,593,230	47,689,688	(695,158)	86,020,498

Net loss				(9,648,308)		(9,648,308)
Issuance of common stock under Employee Stock Purchase Plan	20,243	1,012	201,552			202,564
Issuance of common stock to Employee Stock Ownership Plan	37,640	1,882	393,338			395,220
Issuance of common stock under Non-Employee Stock Option Plan	12,000	600	121,920			122,520
Issuance of common stock under Executive Stock Plan	46,254	2,313	0			2,313
Tax benefit from non-qualified stock options			(5,712)			(5,712)
Share based compensation			898,760			898,760
Other share retirements	(16,343)	(818)	(73,803)	(107,260)		(181,881)
Shareholder dividends ($0.64 per share)				(5,650,059)		(5,650,059)
Other comprehensive income					28,776	28,776
BALANCE AT DECEMBER 31, 2015	8,754,550	437,727	40,129,285	32,284,061	(666,382)	72,184,691

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,648,308)	$1,961,873	$(957,888)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,312,587	2,482,300	2,184,830
Share based compensation	898,760	784,785	(80,886)
Deferred taxes	2,220,623	790,402	(317,727)
Impairment loss	—	—	5,849,853
Change in fair value of acquisition-related contingent consideration	(20,636)	—	(43,898)
(Gain)/loss on sale of assets	(8,090)	112,242	73,126
Excess tax benefit from share based payments	5,712	(80,402)	(16,284)
Changes in assets and liabilities:
Trade receivables	(3,979,435)	9,057,078	(8,207,253)
Inventories	6,097,476	(2,039,599)	4,647,916
Prepaid income taxes	(654,583)	(936,186)	732,618
Other assets	(393,105)	(282,456)	89,533
Accounts payable	2,941,322	105,602	(4,342,626)
Accrued compensation and benefits	(246,464)	139,698	994,012
Other accrued liabilities	(191,676)	405,424	71,293
Income taxes payable	19,642	(243,165)	96,704
Other	486,467	(85,519)	—
Net cash provided by operating activities	840,292	12,172,077	773,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,394,261)	(5,577,039)	(2,699,347)
Purchases of investments	0	(12,682,351)	(4,401,321)
Acquisition of business	(917,363)	—	—
Proceeds from the sale of fixed assets	57,924	51,073	82,078
Proceeds from the sale of investments	4,648,965	6,160,000	12,794,000
Net cash provided by (used in) investing activities	1,395,265	(12,048,317)	5,775,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing against line of credit	3,900,000	—	(4,099,087)
Payments against line of credit	(3,900,000)	—	—
Cash dividends paid	(5,621,665)	(5,571,672)	—
Mortgage principal payments	(524,220)	(489,706)	(457,464)
Proceeds from issuance of common stock, net of shares withheld	145,516	246,119	310,857
Excess tax benefit from stock based payments	(5,712)	80,402	16,284
Payment of contingent consideration related to acquisition	—	(565,647)	(161,060)
Net cash used in financing activities	(6,006,081)	(6,300,504)	(4,390,470)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(153,596)	(145,519)	31,145

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,924,120)	(6,322,263)	2,189,408

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,736,857	20,059,120	17,869,712

CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,812,737	$13,736,857	$20,059,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(2,364,994)	$1,591,257	$1,556,590
Interest paid	77,801	73,860	106,101
Dividends declared not paid	1,474,892	1,446,498	1,436,318
Capital expenditures in accounts payable	190,888	188,564	—
Acquisition costs in accrued liabilities	442,234	—	—

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI,” “our” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States, Costa Rica, and the United Kingdom. CSI is principally engaged through its Suttle business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications and through its Transition Networks business unit in the manufacture of media and rate conversion products for broadband networks. CSI also provides through its JDL Technologies business unit IT solutions including network design, computer infrastructure installations, IT service management, network security and network operations services.

The Company classifies its businesses into three segments: Suttle, which manufactures connectivity infrastructure products for broadband and voice communications; Transition Networks, which designs and markets media conversion products, ethernet switches, and other connectivity and data transmission products; and JDL Technologies, (JDL), which is and IT managed services provider and value-added reseller. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2015, the Company had $9,813,000 in cash and cash equivalents. Of this amount, $1,944,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, commercial paper, and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2015. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or market is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $3,212,000, $2,375,000 and $2,030,000 for 2015, 2014 and 2013, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2015 and 2014, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31
	2015	2014
Beginning balance	$434,000	$564,000
Amounts charged to expense	231,000	(14,000)
Actual warranty costs paid	(111,000)	(116,000)
Ending balance	$554,000	$434,000

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	December 31
	2015	2014
Minimum pension liability	$4,148,000	$1,951,000
Unrealized loss on available-for-sale investments	(13,000)	(41,000)
Foreign currency translation	(4,801,000)	(2,605,000)
	$(666,000)	$(695,000)

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $8,291,000 in 2015, $7,835,000 in 2014 and $2,760,000 in 2013.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and unvested shares, which resulted in a dilutive effect of 0 shares, 18,384 shares and 0 shares in 2015, 2014 and 2013, respectively. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. The number of shares not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common stock during the year for 2015, 2014, and 2013 was 0, 243,427 and 0, respectively. Due to the net loss in 2015 and 2013, there was no dilutive impact from outstanding stock options or unvested shares. Options totaling 691,924 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2015, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 95,668 shares would not have been included because of unmet performance conditions. Options totaling 169,437 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2013, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 177,886 shares would not have been included because of unmet performance conditions.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Accounting standards issued:

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In July 2015, the FASB issued an accounting standard on inventory, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. This standard requires entities to compare the cost of inventory to one measure – net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. The Company does not except the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued an accounting standard on deferred taxes, which removes the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, the Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements.

Accounting standards adopted:

There have been no new accounting pronouncements or changes in accounting pronouncements adopted during the period that are of significance or potential significance to the Company.

NOTE 2 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2015 and December 31, 2014:

	December 31, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000	$1,944,000	$		$
Subtotal	1,944,000	—	—	1,944,000	1,944,000		—		—

Investments:
Certificates of deposit	5,493,000	3,000	(8,000)	5,488,000	—		1,202,000		4,286,000
Corporate Notes/Bonds	6,056,000	—	(22,000)	6,034,000	—		4,027,000		2,007,000
Subtotal	11,549,000	3,000	(30,000)	11,522,000	—		5,229,000		6,293,000

Total	$13,493,000	$3,000	$(30,000)	$13,466,000	$1,944,000		$5,229,000		$6,293,000

	December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000	$1,073,000	$		$
Subtotal	1,073,000	—	—	1,073,000	1,073,000		—		—

Investments:
Certificates of deposit	7,414,000	1,000	(32,000)	7,383,000	—		1,920,000		5,463,000
Corporate Notes/Bonds	8,777,000	6,000	(23,000)	8,760,000	—		2,683,000		6,077,000
Subtotal	16,191,000	7,000	(55,000)	16,143,000	—		4,603,000		11,540,000

Total	$17,264,000	$7,000	$(55,000)	$17,216,000	$1,073,000		$4,603,000		$11,540,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of December 31, 2015 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of December 31, 2015.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2015:

	Amortized Cost	Estimated Market Value

Due within one year	$5,237,000	$5,229,000
Due after one year through five years	6,312,000	6,293,000
	$11,549,000	$11,522,000

The Company did not recognize any gross realized gains or gross realized losses during the years ending December 31, 2015 and 2014, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated statements of income.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31
	2015	2014
Finished goods	$14,112,000	$19,208,000
Raw and processed materials	10,874,000	11,902,000
	$24,986,000	$31,110,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2015	2014
Land		$3,099,000	$3,107,000
Buildings and improvements	7-40 years	9,422,000	8,523,000
Machinery and equipment	3-15 years	28,985,000	28,728,000
Furniture and fixtures	5-10 years	5,225,000	3,490,000
Construction in progress		1,166,000	1,925,000
		47,897,000	45,773,000
Less accumulated depreciation		(30,429,000)	(27,620,000)
		$17,468,000	$18,153,000

NOTE 5 – ACQUISITION

On June 1, 2015, the Company acquired all of the shares of Twisted Technologies, Inc. (“Twisted Technologies”). The purchase price was $1,463,000, with cash acquired totaling $83,000. The purchase price includes initial consideration of $1,000,000, deferred consideration of $300,000 to be paid out on March 31, 2016, and $163,000 in estimated contingent consideration. The Company has agreed to pay consideration contingent upon the Twisted Technologies business meeting revenue targets over a three-year period, with the consideration to be paid after each annual period has lapsed. The Company has recognized $163,000 as the estimated fair value of the contingent consideration at the date of acquisition. The maximum payout is not limited. At December 31, 2015, the Company had estimated liabilities of $442,000 related to these outstanding deferred and contingent consideration payments.

The assets and liabilities of Twisted Technologies were recorded in the consolidated balance sheet within the JDL Technologies segment at December 31, 2015. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $1,591,000, including goodwill of $1,463,000, and total liabilities of $128,000. The entire goodwill balance is deductible for tax purposes. The pro forma impact of Twisted Technologies was not significant to the Company’s results for the year ended December 31, 2015.

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2015 by segment are as follows:

JDL

January 1, 2015	$—

Goodwill acquired	1,463,000

December 31, 2015	$1,463,000

Gross goodwill	1,463,000
Accumulated impairment loss
Balance at December 31, 2015	$1,463,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(48,000)	(8,000)	35,000
Customer relationships	491,000	(197,000)	(46,000)	248,000
Technology	229,000	(183,000)	(22,000)	24,000
	811,000	(428,000)	(76,000)	307,000

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(38,000)	(4,000)	49,000
Customer relationships	491,000	(159,000)	(26,000)	306,000
Technology	229,000	(149,000)	(11,000)	69,000
	811,000	(346,000)	(41,000)	424,000

Amortization expense on these identifiable intangible assets was $101,000, $107,000, and $102,000 in 2015, 2014, and 2013 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2016	$84,000
2017	59,000
2018	54,000
2019	47,000
2020	47,000

NOTE 7 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2015, 2014 and 2013 were $591,000, $528,000, and $457,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintains defined benefit pension plans that cover two active employees. The Company does not provide any other post-retirement benefits to its employees. The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status of Austin Taylor’s pension plans at December 31, 2015 and 2014:

	2015	2014
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,584,000	$3,340,000
Service cost	50,000	8,000
Interest cost	122,000	143,000
Actuarial (gains)/losses	(193,000)	363,000
Benefits paid	(117,000)	(78,000)
Changes due to plan settlement	(534,000)	—
Foreign currency gains	(163,000)	(192,000)
Benefit obligation at the end of the year	2,749,000	3,584,000

Change in plan assets:
Fair value of plan assets at beginning of year	3,756,000	3,645,000
Actual return on plan assets	172,000	340,000
Employer contributions	703,000	59,000
Benefits paid	(117,000)	(78,000)
Changes due to plan settlement	(1,720,000)	—
Foreign currency losses	(171,000)	(210,000)
Fair value of plan assets at end of year	2,623,000	3,756,000

Funded status at end of year – net (liability) asset	$(126,000)	$172,000

Weighted average assumptions used to determine net periodic pension costs:

Discount rate	3.9%	3.6%
Expected return on assets	3.9%	3.6%

The plans are funded through annuities recorded in the financial statements at fair value. The related amounts for each of these investments were $2,623,000 and $3,756,000 as of December 31, 2015 and 2014 and were determined to be level 2 investments, respectively. Level 2 investments are valued based on observable inputs such as quoted prices for similar instruments and quoted prices in markets that are not active.

The Company does not expect any plan assets to be returned to the Company during the twelve months subsequent to December 31, 2015.

The Company is in the process of settling the pension plan and as of the end of 2015, the Company had contributed $650,000 (or 95%) toward the settlement of the pension into annuities, which resulted in the recognition of $1,222,000 of pension settlement costs in the income statement.

The Company expects to make a final settlement contribution of $70,000 to the plan in 2016 which will result in a termination of the plan.

Components of the Company’s net periodic pension (benefit) cost are:

	2015	2014	2013
Service cost	$50,000	$8,000	$5,000
Interest cost	122,000	143,000	186,000
Expected return on assets	(162,000)	(188,000)	(229,000)
Plan settlement costs	1,720,000	—	—
Amortization of prior service cost	—	—	211,000
Net periodic pension cost (benefit)	$1,730,000	$(37,000)	$173,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $517,000, $546,000 and $409,000 in 2015, 2014 and 2013 respectively. At December 31, 2015, the Company was obligated under noncancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2016	$251,000
2017	114,000
2018	85,000
2019	24,000
$474,000

Long-term debt: The mortgage on the Company’s headquarters building is payable in monthly installments and carries an interest rate of 6.83%. The mortgage matured on March 1, 2016 and the Company made payments totaling $104,000 in 2016 to fully settle the liability. The outstanding balance on the mortgage was $104,000 at December 31, 2015. The mortgage is secured by the building.

Line of credit: The Company has a $10,000,000 line of credit from Wells Fargo Bank. The Company had no outstanding borrowings against the line of credit at December 31, 2015 and 2014 and the entire credit line is available for use. Interest on borrowings on the credit line is at LIBOR plus 1.5% (1.9% at December 31, 2015). The credit agreement expires October 31, 2016 and is secured by assets of the Company. The Company has pledged $5.0 million in investments against the line of credit. Our credit agreement contains financial covenants including tangible net worth minimums and a minimum cash balance. The Company was in compliance with all financial covenants as of December 31, 2015.

As of December 31, 2015, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan. The plan provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company recognized (income)/expense of $0, $0 and $ (124,000) in 2015, 2014 and 2013, respectively. Accrual balances for long-term compensation plans at December 31, 2015 and 2014 were $0 and $0, respectively. Awards paid were $0 in 2015, $199,000 in 2014 and $27,000 in 2013. Awards for the 2012 to 2014 cycles were paid out 25% in cash and 75% in stock and awards for the 2013 to 2015 cycles will be paid out 100% in stock. Starting in 2014, all long term compensation is awarded in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

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

During 2015, stock options covering 248,258 shares were awarded to key executive employees and non-employee directors, which options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 100,017 shares to key employees during 2015 under the Company’s long-term incentive plan for the 2015 to 2017 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals for each of the three years ending December 31, 2017 and the shares earned will be issued in the first quarter of 2018 to those key employees still with the Company at that time.

At December 31, 2015, 95,465 shares have been issued under the 2011 Incentive Plan, 784,159 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 1,120,376 shares remained available for future issuance under the 2011 Incentive Plan.

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

The Director Plan was suspended as of May 19, 2011 to prohibit automatic option grants in 2011 in connection with seeking and receiving shareholder approval of the 2011 Incentive Plan, at the 2011 Annual Meeting of Shareholders. As shareholder approval was received, the Board amended the Director Plan to prohibit any future option awards under that plan on August 11, 2011. No stock options were granted to non-employee directors in 2015, 2014 and 2013.

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

At December 31, 2015 after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan, Stock Plan and the 2011 Incentive Plan during the three years ended December 31, 2015.

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2012	311,153	$12.05	4.99 years
Awarded	169,550	10.19
Exercised	(15,000)	7.35
Forfeited	(156,264)	11.25
Outstanding – December 31, 2013	309,439	$11.66	4.13 years
Awarded	317,722	12.30
Exercised	(12,000)	8.28
Forfeited	(74,757)	13.20
Outstanding – December 31, 2014	540,404	$11.90	5.13 years
Awarded	248,258	11.31
Exercised	(12,000)	10.21
Forfeited	(54,738)	12.21
Outstanding – December 31, 2015	721,924	11.70	4.89 years

Excercisable at December 31, 2015	297,439	$11.73	3.58 years
Expected to vest December 31, 2015	721,924	11.70	4.89 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31
	2015	2014	2013
Expected volatility	30.7%	31.4%	31.8%
Risk free interest rate	1.6%	2.7%	2.1%
Expected holding period	6 years	6 years	6 years
Dividend yield	5.7%	5.2%	6.3%

Total unrecognized compensation expense was $370,000 as of December 31, 2015, which is expected to be recognized over the next 2.2 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $0 based on the Company’s stock price at December 31, 2015. The intrinsic value of options exercised during the year was $10,000, $40,000 and $38,000 in 2015, 2014 and 2013, respectively. Net cash proceeds from the exercise of all stock options were $0, $99,000 and $110,000 for 2015, 2014 and 2013, respectively. The following table summarizes the status of stock options outstanding at December 31, 2015:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$8.65 to $9.99	30,000	2.2 years	9.68
$10.00 to $12.00	506,734	5.4 years	11.30
$12.01 to $14.50	185,190	4 years	13.14

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $4,000, $14,000 and $14,000 in 2015, 2014 and 2013 respectively. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2012 to December 31, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2012	160,790	$14.16
Granted	222,654	10.08
Vested	(1,849)	14.82
Forfeited	(181,455)	12.11
Outstanding – December 31, 2013	200,140	11.47
Granted	48,824	12.52
Vested	(16,754)	13.81
Forfeited	(70,896)	13.02
Outstanding – December 31, 2014	161,314	10.87
Granted	103,017	11.52
Vested	(18,940)	12.37
Forfeited	(118,964)	10.27
Outstanding – December 31, 2015	126,427	11.73

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2015, the total unrecognized compensation expense related to the deferred stock shares was $348,000 and is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2013 to December 31, 2015:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2012	25,879	$10.82
Granted	31,354	10.05
Vested	—	—
Forfeited	(4,040)	9.90
Outstanding – December 31, 2013	53,193	10.44
Granted	13,973	11.98
Vested	(28,015)	10.89
Forfeited	—	—
Outstanding – December 31, 2014	39,151	10.67
Granted	20,979	11.06
Vested	(27,314)	10.08
Forfeited	—	—
Outstanding – December 31, 2015	32,816	11.41

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2015, the total unrecognized compensation expense related to the restricted stock units was $59,000 and is expected to be recognized over a weighted-average period of 0.4 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense/(income) recognized for 2015, 2014 and 2013 was $899,000, $785,000 and $ (81,000) before income taxes and $584,000, $510,000 and $ (53,000) after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”) employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2015. The ESPP is considered compensatory under current rules. At December 31, 2015, after giving effect to the shares issued as of that date, 101,240 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. At December 31, 2015, the ESOP held 577,965 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2015 ESOP contribution was $467,731 for which the Company will issue 60,197 shares in March 2016. The 2014 ESOP contribution was $395,220 for which the Company issued 37,640 shares in 2015. The Company’s 2013 ESOP contribution was $362,273 for which the Company issued 32,520 shares of common stock to the ESOP in 2014.

NOTE 10 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2015, 411,910 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 11 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31
	2015	2014	2013
Currently payable income taxes:
Federal	$(3,142,000)	$328,000	$2,114,000
State	(85,000)	(12,000)	297,000
Foreign	254,000	113,000	(32,000)
	(2,973,000)	429,000	$2,379,000

Deferred income taxes (benefit):
Federal	$2,191,000	$761,000	$(303,000)
State	38,000	40,000	18,000
Foreign	(9,000)	(11,000)	(33,000)
	2,220,000	790,000	(318,000)

	$(753,000)	$1,219,000	$2,061,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had pretax losses of $1,742,000, $389,000 and $428,000 in 2015, 2014 and 2013 respectively. At the end of 2015, Austin Taylor’s net operating loss carry-forward was $8,077,000. The Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

Transition Networks EMEA, Ltd. operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Transition Networks EMEA, Ltd. had pretax income of $558,000 in 2015 and pretax losses of $54,000 and $2,754,000 in 2014 and 2013, respectively. Austin Taylor’s net operating loss provided group relief to Transition Networks EMEA, Ltd. during 2015. At the end of 2015, Transition Networks EMEA, Ltd.’s net operating loss carry-forward was $0.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had pretax loss of $29,000 in 2015 and pretax income of $345,000 and $341,000 in 2014 and 2013, respectively. At the end of 2015, Transition Networks China’s net operating loss carry-forward was $374,000. Due to the history of losses in China the Company remains uncertain that it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against the potential carry-forward benefit. Transition Networks China ceased operations in 2014 and incurred minor non-operating expenditures in 2015 to close the operations. After 2015, Transition Networks China will no longer have any operational activity.

Suttle Costa Rica operates in Costa Rica and is subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under Internal Revenue Code Sec. 965, which allows the Company to receive an 85% dividend-received deduction if the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2006. It is the Company’s intention to maintain the remaining undistributed earnings in its Costa Rica subsidiary to support continued operations there. No deferred taxes have been provided for the undistributed earnings. As of December 31, 2015, the amount of unremitted earnings outside of the United States was not significant to the Company’s liquidity and was available to fund investments abroad.

Suttle Costa Rica had pretax income of $446,000, $321,000 and $152,000 in 2015, 2014 and 2013 respectively. At the end of 2015, Suttle Costa Rica’s net operating loss carry-forward was $0.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2015	2014	2013
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Surtax exemption	(1.1)	(0.7)	(5.4)
State income taxes, net of federal benefit	0.6	1.0	19.1
Foreign income taxes, net of foreign tax credits	(3.6)	7.8	3.3
Impairment of goodwill	—	—	116.2
Other nondeductible items	0.0	3.1	4.9
Effect of (decrease) increase in uncertain tax positions	(1.4)	(10.2)	7.3
Federal credits	15.1	—	—
Change in valuation allowance	(35.2)	—	—
Other	(2.2)	2.3	6.4
Effective tax rate	7.2%	38.3%	186.8%

Deferred tax assets and liabilities as of December 31 related to the following:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$41,000	$4,000
Inventory	2,016,000	2,779,000
Accrued and prepaid expenses	440,000	594,000
Domestic net operating loss carry-forward	1,208,000	—
Long-term compensation plans	351,000	380,000
Nonemployee director stock compensation	554,000	403,000
Other stock compensation	195,000	118,000
Foreign net operating loss carry-forwards and credits	2,008,000	1,743,000
Federal and state credits	927,000	—
Other	30,000	—

Gross deferred tax assets	7,770,000	6,021,000
Valuation allowance	(5,668,000)	(1,734,000)

Net deferred tax assets	2,102,000	4,287,000

Deferred tax liabilities
Depreciation	(2,141,000)	(2,110,000)
Intangible assets	(22,000)	(18,000)

Net deferred tax liability	(2,163,000)	(2,128,000)

Total net deferred tax (liability) asset	$(61,000)	$2,159,000

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $5,668,000 has been recorded to reflect the portion of the deferred tax asset that is more likely than not to be realized. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2015, the Company has a federal net operating loss carryforward from 2015 activity of approximately $3,647,000 that is available to offset future taxable income and begins to expire in 2035.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,000 of federal and $1,024,000 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not utilized to reduce taxes are available to be carried forward. At December 31, 2015, the Company has an estimated federal research and development credit carryforward of approximately $496,000 and a state research and development credit carryforward of approximately $594,000.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2015	2014	2013
Uncertain tax positions – January 1	$75,000	$240,000	$153,000
Gross increases - tax positions in prior period	142,000	0	0
Gross decreases - tax positions in prior period	0	(73,000)	0
Gross increases - current period tax positions	0	0	158,000
Settlements	0	(85,000)	(5,000)
Expiration of statute of limitations	0	(7,000)	(66,000)
Uncertain tax positions – December 31, 2015	$217,000	$75,000	$240,000

Included in the balance of uncertain tax positions at December 31, 2015 are $220,000 of tax benefits that if recognized would affect the tax rate. There are no expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $4,000 at December 31, 2015. The Company’s 2015 income tax expense decreased by $2,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2012 tax year.

NOTE 12- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into three segments as follows:

•	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

•	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment.

Management has chosen to organize the enterprise and disclose reportable segments based on products and services. Intersegment revenues are eliminated upon consolidation.

Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. and Costa Rica. Net long-lived assets held in foreign countries were approximately $2,932,000 and $2,810,000 at December 31, 2015 and 2014, respectively. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. Consolidated sales to U.S. customers were approximately 81%, 86% and 87% of sales from continuing operations in 2015, 2014 and 2013 respectively. In 2015, sales to one of Suttle’s customers accounted for 16.2% of consolidated sales and one of JDL’s customers accounted for 10.9% of consolidated sales. In 2014, sales to one of Suttle’s customers accounted for 33.6% of consolidated sales. In 2013, sales to one of JDL Technologies’ customers accounted for 17.5% of consolidated sales and one of Suttle’s customers accounted for 18.7% of consolidated sales.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2015, 2014 and 2013 is as follows:

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
2015
Sales	$50,082,000	$42,570,000	$15,672,000	$—	$(654,000)	$107,670,000
Cost of sales	41,232,000	24,088,000	10,866,000	—	(62,000)	76,124,000
Gross profit	8,850,000	18,482,000	4,806,000	—	(592,000)	31,546,000
Selling, general and administrative expenses	15,285,000	22,495,000	3,635,000	—	(585,000)	40,830,000
Pension settlement costs	—	—	—	1,222,000	—	1,222,000
Operating (loss) income	$(6,435,000)	$(4,013,000)	$1,171,000	$(1,222,000)	$(7,000)	$(10,506,000)

Depreciation and amortization	$2,125,000	$1,038,000	$150,000	$—	$—	$3,313,000

Capital expenditures	$1,710,000	$313,000	$263,000	$115,000	$(7,000)	$2,394,000

Assets	$38,163,000	$23,512,000	$5,964,000	$20,284,000	$(7,000)	$87,916,000

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
2014
Sales	$67,331,000	$43,174,000	$8,567,000	$—	$—	$119,072,000
Cost of sales	46,339,000	23,975,000	6,599,000	—	—	76,913,000
Gross profit	20,992,000	19,199,000	1,968,000	—	—	42,159,000
Selling, general and administrative expenses	14,389,000	21,393,000	2,846,000	—	—	38,628,000
Restructuring expense	—	238,000	—	—	—	238,000
Operating income (loss)	$6,603,000	$(2,432,000)	$(878,000)	$—	$—	$3,293,000

Depreciation and amortization	$1,386,000	$944,000	$152,000	$—	$—	$2,482,000

Capital expenditures	$4,471,000	$589,000	$43,000	$474,000	$—	$5,577,000

Assets	$38,083,000	$26,508,000	$3,816,000	$31,879,000	$—	$100,286,000

	Suttle	Transition Networks	JDL Technologies	Other	Intersegment Eliminations	Total
2013
Sales	$54,346,000	$43,857,000	$33,117,000	$—	$—	$131,320,000
Cost of sales	38,535,000	21,438,000	26,448,000	—	—	86,421,000
Gross profit	15,811,000	22,419,000	6,669,000	—	—	44,899,000
Selling, general and administrative expenses	11,869,000	21,581,000	3,292,000	—	—	36,742,000
Impairment	—	5,850,000	—	—	—	5,850,000
Restructuring expense	226,000	779,000	145,000	—	—	1,150,000
Operating income (loss)	$3,716,000	$(5,791,000)	$3,232,000	$—	$—	$1,157,000

Depreciation and amortization	$1,044,000	$970,000	$171,000	$—	$—	$2,185,000

Capital expenditures	$1,215,000	$919,000	$46,000	$519,000	$—	$2,699,000

Assets	$30,637,000	$29,440,000	$11,350,000	$32,106,000	$—	$103,533,000

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

Financial assets and liabilities measured at fair value as of December 31, 2015 and December 31, 2014, are summarized below:

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000
Subtotal	1,944,000	—	—	1,944,000

Short-term investments:
Certificates of deposit	—	1,202,000	—	1,202,000
Corporate Notes/Bonds	—	4,027,000	—	4,027,000
Subtotal	—	5,229,000	—	5,229,000

Long-term investments:
Certificates of deposit	—	4,286,000	—	4,286,000
Corporate Notes/Bonds	—	2,007,000	—	2,007,000
Subtotal	—	6,293,000	—	6,293,000

Current Liabilities:	—
Accrued Consideration	—	—	(142,000)	(142,000)
Subtotal	—	—	(142,000)	(142,000)

Total	$1,944,000	$11,522,000	$(142,000)	$13,324,000

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,073,000	$—	$—	$1,073,000
Subtotal	1,073,000	—	—	1,073,000

Short-term investments:
Certificates of deposit	—	1,920,000	—	1,920,000
Corporate Notes/Bonds		2,683,000		2,683,000
Subtotal	—	4,603,000	—	4,603,000

Long-term investments:
Certificates of deposit	—	5,463,000	—	5,463,000
Corporate Notes/Bonds		6,077,000		6,077,000
Subtotal	—	11,540,000	—	11,540,000

Total	$1,073,000	$16,143,000	$—	$17,216,000

The estimated fair value of contingent consideration as of December 31, 2015 was $142,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The change in the estimated contingent consideration during the year ended December 31, 2015 resulted in a gain of $21,000 included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2015 and 2014.

NOTE 14 – RESTRUCTURING CHARGES

During the year ended December 31, 2014, the Company recorded $238,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Transition Networks business segment, including ongoing costs related to the closure of the China facility. The facility was completely closed in the second quarter of 2014. The Company had no restructuring expenses for the year ended December 31, 2015.

Austin Taylor has ceased operations and the Company is in the process of liquidating its Austin Taylor assets.  When this process is completed, the Company would recognize a significant portion of the accumulated foreign currency translations as a current period loss and would recognize the pension liability adjustment as a current period gain.

NOTE 15 – SUBSEQUENT EVENTS

In January 2016, the Company sold the land and building associated with its Austin Taylor facility in the U.K. The Company realized a gain on sale of assets of approximately $810,000 in the first quarter of 2016.

(b)	SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results

(in thousands except per share amounts)

Unaudited

	Quarter Ended
	March 31	June 30	Sep 30	Dec 31
2015
Sales	$19,545	$28,198	$32,246	$27,681
Gross margins	4,887	8,539	10,424	7,696
Operating (loss) income	(5,691)	(1,718)	431	(3,528)
Net (loss) income	(4,163)	(1,028)	1,284	(5,741)

Basic net (loss) income per share	$(0.48)	$(0.12)	$0.15	$(0.66)
Diluted net (loss) income per share	$(0.48)	$(0.12)	$0.15	$(0.66)

2014
Sales	$25,198	$33,209	$33,434	$27,230
Gross margins	8,988	12,094	12,013	9,064
Operating income (loss)	(252)	2,406	2,658	(1,519)
Net income (loss)	(141)	1,437	1,695	(1,029)

Basic net income (loss) per share	$(0.02)	$0.17	$0.20	$(0.12)
Diluted net income (loss) per share	$(0.02)	$0.17	$0.20	$(0.12)

The Company recorded $1.2 million in pension settlement costs in operating expenses in the Consolidated Income Statement related to the wind up of the pension in the UK in the fourth quarter of 2015. Additionally, the Company recorded a $3.7 million additional valuation allowance within income tax expense in the Consolidated Income Statement during the fourth quarter of 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).

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

Operating Effectiveness of Accounting and Control Procedures.  As a result of our evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. That report is set forth immediately following the report of Deloitte & Touche LLP on the consolidated financial statements included herein.

ITEM 9B.	OTHER INFORMATION

2016 Executive Compensation

2016 Executive Officer Base Salaries

The Compensation Committee and the Board of Directors of Communications Systems, Inc. (the “Company”) approved adjustments to annual base salaries for the following executive officers (who are expected to be among the Company’s five highest paid executives in 2016) in the amounts respectively indicated effective January 1, 2016:

Executive Officer and Title	2016 Base Salary	% increase over 2015

Roger H. D. Lacey Vice Chairman and CEO	$275,000	10%
Edwin C. Freeman Chief Financial Officer	$216,424	2%
Scott Otis President & General Manager, Transition Networks, Inc.	$210,690	2%
Scott Fluegge President &General Manager, JDL Technologies, Inc.	$206,240	8%

Grant of 2016 Awards Under the Annual Bonus Plan

On February 29, 2016, pursuant to the Company’s Annual Bonus Plan (“Bonus Plan”), the Compensation Committee determined, and the Company’s Board ratified and approved, awards to the following executive officers: Roger H. D. Lacey, Edwin C. Freeman, Bruce Blackwood, Scott Otis, and Scott Fluegge (the “Named Executives”) representing the opportunity to earn cash bonuses based on 2016 financial performance. Under the Bonus Plan, the Compensation Committee has set quarterly and annual “minimum,” “target” and “maximum” performance goals for the Company’s three business units for 2016.  Performance measures for the three business units are specific to each, but generally include two or more of the following performance measures: revenues, gross margin, new product revenue and operating income, with primary weight given to achieving revenue targets. In addition, measuring performance compared to performance goals is, in a number of instances, segmented such that 50% of the bonus opportunity is tied to achievement of quarterly or six month performance goals and 50% of the bonus opportunity is tied to achievement of performance goals for the fiscal year.  The three Named Executives indicated in the table below that lead business units earn bonuses based on achievement in comparison goals determined for their respective business unit, while the CEO and CFO will earn 80% of their bonus based on achievement by the three business units compared to their respective goals (weighted 38.5% with respect to Suttle’s performance, 29.5% as to Transition Network’s performance and 12% as to JDL’s performance) and earn 20% of their potential bonus opportunity based on performance measures to be determined and approved by the Compensation Committee prior to March 31, 2016.  Bonuses for quarterly and six month goals during the first nine months of the fiscal year are paid approximately 45 days after the period measured and bonuses earned based on achievement in comparison in the last six months or fourth quarter and over the full year are paid out approximately 75 days after fiscal year end.  Payments of bonuses generally begin at achievement exceeding 80% or more of target performance goals.  The target and maximum bonus each Named Executive may potentially earn under the Annual Bonus Plan is based upon a percentage of their base salary.  Under the Bonus Plan, in general, the maximum bonus that may be paid to any Named Executive may not exceed approximately 150% the bonus opportunity at target even if financial performance exceeds the maximum goal. Further, no bonus amounts will be earned by any Named Executive under the Bonus Plan for a quarter or the year if the minimum goals for that period are not achieved.  Named Executives must be employed by the Company as of the end of the relevant period (quarter, six month or full fiscal year) in order to be entitled to receive payout of any bonus earned for such period, unless termination of employment is due to death, disability or follows a change of control. The Compensation Committee must approve bonuses paid to the Named Executives before payment.

The following table shows potential bonus amounts as a percentage of salary that may be earned by the Named Executives for 2016 performance under the Plan upon achievement of their respective performance goals at target and maximum levels of performance. Under the 2016 Bonus Plan achievement in relation to performance goals below the target level results in a decreasing bonus, and if achievement fails to meet the minimum performance goals the Named Executive is not entitled to any bonus.

Executive Officer Name & Title	Cash Bonus Payable if Target Goals Achieved	Cash Bonus Payable if Maximum Goals Achieved

Roger H. D. Lacey Vice Chairman and CEO	$192,500	$269,500
Edwin C. Freeman Chief Financial Officer	$119,033	$166,646
Bruce Blackwood President & General Manager, Suttle, Inc.	$123,378	$185,623
Scott Otis President & General Manager, Transition Networks, Inc.	$115,880	$173,819
Scott Fluegge President & General Manager, JDL Technologies, Inc.	$113,432	$170,148

Grant of Awards under the Long Term Incentive Plan

On February 29, 2016, pursuant to the Company’s Long Term Incentive Compensation Plan (the “LTI Plan”) the Compensation Committee determined, and the Company’s Board ratified and approved, the overall design and other features of the Company’s LTI Plan for the 2016 through 2018 performance period (the “2016-2018 Period”) as applied to the Named Executives.  For the 2016-2018 Period, (i) it was determined that the relevant performance period for measuring financial performance would be fiscal 2018; (ii) performance measures for 2018 were determined for each business unit and for the Company on a consolidated basis, as well as “minimum,” “target” and “maximum” goals for each performance measure; (iii) Company consolidated and Suttle and JDL business units performance measures (and percentage weight given to each measure) were determined to be Revenue (50%) and Operating Income (50%), and the Transition Networks’ performance measures and percentage weighting were determined to be Revenue (50%) and New Product Revenue (50%); (iv)  100% of the potential long term incentive opportunity assigned to the CEO and CFO is tied to the Company’s actual consolidated results compared to goals for Company consolidated performance, while business unit leaders will earned 50% of their long term incentive compensation based on the success of their business unit and 50% based on Company consolidated performance; and (v) to the extent earned, long term compensation would be paid 50% in Company stock and 50% in cash following the end of the three year period.

With respect to each Named Executive, the opportunity to earn long term compensation is initially determined as a dollar value that is a percentage of the Executive’s Base salary. In each case 50% of this dollar value will be divided by the average price of the Company’s stock over the 20 business day period ending March 28, 2016, with the number so determined becoming an award of the same number of Performance Share Units (“PSUs”), with each PSU representing the potential issuance of one share of Company stock. At the completion of audit for 2018, the Compensation Committee will assess actual performance against the performance measures established for each Named Executive and determine the number of shares of Company stock to be issued to each Named Executive and cash to be paid.

The following table shows the dollar value of the total LTI opportunity awarded to each of the Named Executives that would result in the issuance of shares of Company common stock and payment of cash after the end of the 2016-2018 Period based on achievement in relation to target and maximum goals. Achievement below the target goal for each performance measure will result in a reduced number of shares being issued and cash paid, and if achievement fails to meet any of the applicable minimum performance goals, the Named Executive will not be paid any cash or issued any shares under the PSUs awarded.

	Dollar Value of Opportunity under the Company’s 2016 -2018 Long-term Incentive Plan to be paid, to the extent earned, 50% in Company stock and 50% in cash
Executive Officer and Title	If Target Goals Achieved	If Maximum Goals Achieved

Roger H. D. Lacey Vice Chairman and CEO	$144,375	$216,563
Edwin C. Freeman Chief Financial Officer	$75,748	$113,622
Bruce Blackwood President & General Manager, Suttle Inc	$78,749	$118,123
Scott Otis President & General Manager, Transition Networks, Inc.	$73,742	$110,613
Scott Fluegge President & General Manager, JDL Technologies	$72,184	$108,276

Stock Options

Consistent with past practice, the Company will award stock options to the Named Executives on or about March 15, 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 19, 2016 Annual Meeting of Shareholders (“2016 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company. Any amendment to or waiver from our Code of Ethics will be posted on our website.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2016 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2016 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2016 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2016 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2016 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2016 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 32 to 52 herein:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
•	Notes to Consolidated Financial Statements

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

COMMUNICATIONS SYSTEMS, INC.

Dated: March 11, 2016	/s/ Roger H.D. Lacey
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

Signature	Title	Date

/s/Roger H.D. Lacey	Chief Executive Officer	March 11, 2016
Roger H.D. Lacey	and Director

/s/Edwin C. Freeman	Vice President, Treasurer and	March 11, 2016
Edwin C. Freeman	Chief Financial Officer (Principal
Financial Officer)

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 11, 2016
Kristin A. Hlavka	Accounting Officer)

/s/Curtis A. Sampson	Chairman of the Board of Directors	March 11, 2016
Curtis A. Sampson	and Director

/s/Randall D. Sampson	Director	March 11, 2016
Randall D. Sampson

/s/Luella G. Goldberg	Director	March 11, 2016
Luella Gross Goldberg

/s/Gerald D. Pint	Director	March 11, 2016
Gerald D. Pint

/s/Richard A. Primuth	Director	March 11, 2016
Richard A. Primuth

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2015

FINANCIAL STATEMENT SCHEDULE

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(in thousands)

		Additions
	Balance at	Charged to	Deductions	Balance
	Beginning of	Cost and	from	at End
Description	Period	Expenses	Reserves	of Period

Income Tax Valuation Allowance

Year ended:

December 31, 2015	$1,734	$3,934	$—	$5,668

December 31, 2014	$1,618	$116	$—	$1,734

December 31, 2013	$2,091	$—	$(473)	$1,618

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OF

COMMUNICATIONS SYSTEMS, INC.

FOR

YEAR ENDED DECEMBER 31, 2015

EXHIBITS

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Exhibit Index To

Form 10-K for the Year Ended December 31, 2015

Regulation S-K Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed With the Securities and Exchange Commission
3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.3	Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1	Credit Agreement dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.1.1	First Amendment to Credit Agreement and Waiver of Event of Default dated as of November 28, 2012 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1.1 to the Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.1.2	Second Amendment to Credit Agreement and Waiver of Event of Default dated as of November 14, 2013 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1.2 to the Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.1.3	Third Amendment to Credit Agreement and First Amendment to Amended and Restated Revolving Note dated as of October 31, 2014 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q. for the quarter ended September 30, 2014 and incorporated herein by reference.

10.1.4	Fourth Amendment to Credit Agreement and Waiver of Event of Default and Amended and Restated Revolving Note dated as of May 7, 2015 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibits 10.1 and 10.2 to the Form 10Q for the quarter ended March 31, 2015 and incorporated herein by reference.

10.1.5		Fifth Amendment to Credit Agreement, First Amendment to Amended and Restated Revolving Note and Waiver of Events of Default, dated as of August 7, 2015 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibits 10.1 to the Form 10Q for the quarter ended June 30, 2015 and incorporated herein by reference.

10.2		Revolving Line of Credit Note dated as of October 28, 2011 between Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.3	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.3.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.

10.3.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference.

10.3.3	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.4	*	1990 Employee Stock Purchase Plan, as amended May 21, 2015	Filed as Appendix B to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.5	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.6	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.8	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Incentive Compensation Plan, as amended May 21, 2015	Filed as Appendix A to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

99.1		Press Release dated March 9, 2016 announcing 2015 Fourth Quarter and Year-End Results	Filed herewith.

* Indicates compensatory plans

COMMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

Exhibit Index To

Form 10-K for the Year Ended December 31, 2015

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

