Form 10-Q
period 2016-03-31
COMMUNICATIONS SYSTEMS INC
filed 2016-05-06
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2016
Common Stock, par value $.05 per share	NASDAQ	8,832,854

1

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31	December 31
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$7,459,316	$9,812,737
Investments	7,931,517	5,228,668
Trade accounts receivable, less allowance for doubtful accounts of $112,000 and $123,000, respectively	18,479,882	17,849,207
Inventories	24,923,332	24,985,560
Prepaid income taxes	2,794,112	2,972,271
Other current assets	1,218,296	1,041,303
TOTAL CURRENT ASSETS	62,806,455	61,889,746

PROPERTY, PLANT AND EQUIPMENT, net	17,131,316	17,468,420
OTHER ASSETS:
Investments	2,370,335	6,293,505
Goodwill	1,462,503	1,462,503
Other assets	943,411	802,056
TOTAL OTHER ASSETS	4,776,249	8,558,064
TOTAL ASSETS	$84,714,020	87,916,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$103,603
Line of credit borrowings	1,500,000	—
Accounts payable	7,132,645	8,373,292
Accrued compensation and benefits	2,740,705	3,050,822
Accrued consideration	142,234	442,234
Other accrued liabilities	2,275,601	1,996,609
Dividends payable	1,495,544	1,474,892
TOTAL CURRENT LIABILITIES	15,286,729	15,441,452
LONG TERM LIABILITIES:
Long-term compensation plans	36,436	—
Uncertain tax positions	111,952	102,633
Deferred income taxes	31,482	61,453
Pension liabilities	—	126,001
TOTAL LONG-TERM LIABILITIES	179,870	290,087
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,832,854 and 8,754,550 shares issued and outstanding, respectively	441,643	437,727
Additional paid-in capital	40,887,062	40,129,285
Retained earnings	28,370,965	32,284,061
Accumulated other comprehensive loss	(452,249)	(666,382)
TOTAL STOCKHOLDERS’ EQUITY	69,247,421	72,184,691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,714,020	$87,916,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2016	2015

Sales	$24,666,444	$19,544,936
Costs and expenses:
Cost of sales	17,897,426	14,657,998
Selling, general and administrative expenses	9,637,061	10,578,176
Pension liability adjustment gains	(4,147,836)	—
Total costs and expenses	23,386,651	25,236,174
Operating income (loss)	1,279,793	(5,691,238)
Other income (expenses):
Investment and other income	27,652	62,963
Gain on sale of assets	808,322	4,285
Interest and other expense	(9,071)	(13,218)
Foreign currency translation loss	(4,238,497)
Other income, net	(3,411,594)	54,030
Loss from operations before income taxes	(2,131,801)	(5,637,208)
Income tax expense (benefit)	334,866	(1,473,732)
Net loss	(2,466,667)	(4,163,476)
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	(4,147,836)	(12,646)
Unrealized gain on available-for-sale securities	37,003	55,120
Foreign currency translation adjustment	4,324,966	(130,317)
Total other comprehensive income (loss)	214,133	(87,843)
Comprehensive loss	$(2,252,534)	$(4,251,319)

Basic net loss per share:	$(0.28)	$(0.48)
Diluted net loss per share:	$(0.28)	$(0.48)
Weighted Average Basic Shares Outstanding	8,859,865	8,660,819
Weighted Average Dilutive Shares Outstanding	8,859,865	8,660,819
Dividends declared per share	$0.16	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2015	8,754,550	$437,727	$40,129,285	$32,284,061	$(666,382)	$72,184,691
Net loss				(2,466,667)		(2,466,667)
Issuance of common stock under Employee Stock Purchase Plan	6,450	324	49,794			50,118
Issuance of common stock to Employee Stock Ownership Plan	60,278	3,014	465,346			468,360
Issuance of common stock under Executive Stock Plan	14,626	731	0			731
Tax benefit from stock based payments			(22,874)			(22,874)
Share based compensation			279,642			279,642
Purchase of common stock	(3,050)	(153)	(14,131)	(7,036)		(21,320)
Shareholder dividends				(1,439,393)		(1,439,393)
Other comprehensive income					214,133	214,133
BALANCE AT MARCH 31, 2016	8,832,854	$441,643	$40,887,062	$28,370,965	$(452,249)	$69,247,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,466,667)	$(4,163,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	890,411	780,477
Share based compensation	279,642	238,349
Deferred taxes	(29,972)	(89,248)
Gain on sale of assets	(808,322)	(4,285)
Excess tax benefit from share-based payments	22,874	5,712
Changes in assets and liabilities:
Trade receivables	(633,822)	2,956,932
Inventories	45,478	(1,398,048)
Prepaid income taxes	178,159	(1,496,921)
Other assets	(350,173)	(657,485)
Accounts payable	(1,119,113)	1,071,831
Accrued compensation and benefits	196,909	(371,707)
Other accrued liabilities	283,666	256,330
Income taxes payable	(13,555)	(5,168)
Other	49,103	—
Net cash used in operating activities	(3,475,382)	(2,876,707)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(806,970)	(853,074)
Proceeds from the sale of fixed assets	969,114	22,853
Proceeds from the sale of investments	1,257,324	734,537
Net cash provided by (used in) investing activities	1,419,468	(95,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	1,500,000	—
Cash dividends paid	(1,418,741)	(1,395,200)
Mortgage principal payments	(103,603)	(127,727)
Proceeds from issuance of common stock, net of shares withheld	29,529	(7,541)
Excess tax benefit from share-based payments	(22,874)	(5,712)
Payment of deferred consideration related to acquisition	(300,000)	—
Net cash used in financing activities	(315,689)	(1,536,180)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	18,182	(78,662)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,353,421)	(4,587,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,812,737	13,736,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,459,316	$9,149,624
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$198,418	$500
Interest paid	8,058	13,121
Dividends declared not paid	1,495,544	1,463,075
Capital expenditures in accounts payable	81,700	218,019
Acquisition costs in accrued consideration	142,234	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through four business units having operations in the United States, Costa Rica, and the United Kingdom. Through its Suttle business unit, the Company manufactures and sells copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company manufactures and sells media converters, network interface devices, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment. Through its Net2Edge business unit, the Company provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to upgrade from legacy networks to high-speed services.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2016 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended March 31, 2016 and 2015 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Pension liability adjustment	Accumulated Other Comprehensive Loss
December 31, 2015	$(4,801,000)	$(13,000)	$4,148,000	$(666,000)

Net current period change	87,000	37,000		124,000
Reclassification adjustments into income	4,238,000		(4,148,000)	90,000

March 31, 2016	$(476,000)	$24,000	$—	$(452,000)

The Company recognized $4,238,000 in foreign currency translation losses within the income statement during the first quarter due to the substantial liquidation of our Austin Taylor facility in the U.K. Refer to Note 12 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016.

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$2,480,000	$—	$—	$2,480,000	$2,480,000	$		$
Subtotal	2,480,000	—	—	2,480,000	2,480,000		—		—

Investments:
Certificates of deposit	5,251,000	11,000	(1,000)	5,261,000	—		2,891,000		2,370,000
Corporate Notes/Bonds	5,040,000	2,000	(1,000)	5,041,000	—		5,041,000		—
Subtotal	10,291,000	13,000	(2,000)	10,302,000	—		7,932,000		2,370,000

Total	$12,771,000	$13,000	$(2,000)	$12,782,000	$2,480,000		$7,932,000		$2,370,000

December 31, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000	$1,944,000	$		$
Subtotal	1,944,000	—	—	1,944,000	1,944,000		—		—

Investments:
Certificates of deposit	5,493,000	3,000	(8,000)	5,488,000	—		1,202,000		4,286,000
Corporate Notes/Bonds	6,056,000	—	(22,000)	6,034,000	—		4,027,000		2,007,000
Subtotal	11,549,000	3,000	(30,000)	11,522,000	—		5,229,000		6,293,000

Total	$13,493,000	$3,000	$(30,000)	$13,466,000	$1,944,000		$5,229,000		$6,293,000

As part of the Company’s amended credit agreement with Wells Fargo Bank, the Company has pledged $5.0 million in long term investments against the line of credit. The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses shown above to be temporary in nature. The Company intends to hold these investments until it can recover the full principal amount and has the ability to do so based on its other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2016 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2016.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2016:

	Amortized Cost	Estimated Market Value

Due within one year	$7,924,000	$7,932,000
Due after one year through five years	2,367,000	2,370,000
	$10,291,000	$10,302,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending March 31, 2016 and 2015, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2016. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2016, after giving effect to the shares issued as of that date, 94,790 shares remain available for purchase under the ESPP.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. The 2011 Incentive Plan, as amended, allows the issuance of up to 2,000,000 shares of common stock.

During 2016, stock options covering 187,989 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 93,828 shares to key employees during the first quarter of 2016 under the Company’s long-term incentive plan for performance over the 2016 to 2018 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three year period ending December 31, 2018 and any shares earned will be issued in the first quarter of 2019 to those key employees still with the Company at that time.

At March 31, 2016, 110,091 shares have been issued under the 2011 Incentive Plan, 1,037,577 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 852,332 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options were granted under the Director Plan in 2014 or 2015. The Company amended the Director Plan in May 2011 to prohibit future option grants. As of March 31, 2016, there were 75,000 shares subject to outstanding options under the Director Plan.

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

At March 31, 2016, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2015 to March 31, 2016:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2015	721,924	$11.70	4.89
Awarded	187,989	6.93
Exercised	—	—
Forfeited	—	—
Outstanding – March 31, 2016	909,913	10.72	5.11

Exercisable at March 31, 2016	345,042	$11.80	3.55
Expected to vest March 31, 2016	909,913	10.72	5.11

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2016 was $78,000. The intrinsic value of all options exercised during the three months ended March 31, 2016 was $0. Net cash proceeds from the exercise of all stock options were $0 for the three months ended March 31, 2016 and 2015.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2015 to March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2015	126,427	$11.73
Granted	102,161	7.28
Vested	(14,626)	12.55
Forfeited	(22,106)	11.59
Outstanding – March 31, 2016	191,856	9.32

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2015 to March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2015	32,816	$11.41
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding – March 31, 2016	32,816	11.41

Compensation Expense

Share-based compensation expense recognized for the three-month period ended March 31, 2016 was $280,000 before income taxes and $182,000 after income taxes. Share-based compensation expense recognized for the three-month period ended March 31, 2015 was $238,000 before income taxes and $155,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,152,000 at March 31, 2016 and is expected to be recognized over a weighted-average period of 2.3 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the three month periods ended March 31, 2016 and 2015 were $(23,000) and $(6,000), respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31	December 31
	2016	2015
Finished goods	$14,215,000	$14,112,000
Raw and processed materials	10,708,000	10,874,000
	$24,923,000	$24,986,000

NOTE 5 – ACQUISITION

On June 1, 2015, the Company acquired all of the shares of Twisted Technologies, Inc. (“Twisted Technologies”). The purchase price was $1,463,000, with cash acquired totaling $83,000. The purchase price includes initial consideration of $1,000,000, deferred consideration of $300,000 paid out on March 31, 2016, and $163,000 in estimated contingent consideration. The Company has agreed to pay consideration contingent upon the Twisted Technologies business meeting revenue targets over a three-year period, with the consideration to be paid after each annual period has lapsed. The Company has recognized $163,000 as the estimated fair value of the contingent consideration at the date of acquisition. The maximum payout is not limited. At March 31, 2016, the Company had estimated liabilities of $142,000 related to these outstanding contingent consideration payments.

The assets and liabilities of Twisted Technologies were recorded in the consolidated balance sheet within the JDL Technologies segment at March 31, 2016. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $1,591,000, including goodwill of $1,463,000, and total liabilities of $128,000. The entire goodwill balance is deductible for tax purposes.

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 by segment are as follows:

JDL

January 1, 2016	$1,463,000

Goodwill acquired	—

March 31, 2016	$1,463,000

Gross goodwill	1,463,000
Accumulated impairment loss
Balance at March 31, 2016	$1,463,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(50,000)	(8,000)	33,000
Customer relationships	491,000	(202,000)	(59,000)	230,000
Technology	229,000	(188,000)	(27,000)	14,000
	811,000	(440,000)	(94,000)	277,000

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(48,000)	(8,000)	35,000
Customer relationships	491,000	(197,000)	(46,000)	248,000
Technology	229,000	(183,000)	(22,000)	24,000
	811,000	(428,000)	(76,000)	307,000

Amortization expense on these identifiable intangible assets was $24,000 and $24,000 in 2016 and 2015, respectively. The amortization expense is included in selling, general and administrative expenses. At March 31, 2016, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2016 and all of the following four fiscal years is as follows:

Year Ending December 31:
2016	$64,000
2017	54,000
2018	50,000
2019	43,000
2020	43,000

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

The following table presents the changes in the Company’s warranty liability for the three-month periods ended March 31, 2016 and 2015, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2016	2015
Beginning balance	$554,000	$434,000
Amounts charged to expense	19,000	142,000
Actual warranty costs paid	(34,000)	(22,000)
Ending balance	$539,000	$554,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Long-term Debt

The mortgage on the Company’s headquarters building was payable in monthly installments and carried an interest rate of 6.83%.  The mortgage matured on March 1, 2016 and the Company made payments totaling $104,000 in the first quarter of 2016 to fully settle the liability. The mortgage was secured by the building.

Line of Credit

The Company has a $10,000,000 line of credit from Wells Fargo Bank.  The Company had $1,500,000 in outstanding borrowings against the line of credit at March 31, 2016 and no borrowings at March 31, 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2016 was $8,500,000. Interest on borrowings on the credit line is at LIBOR plus 1.75% (1.9% at March 31, 2016). The credit agreement expires October 31, 2016 and is secured by assets of the Company.  The Company has pledged $5.0 million in long term investments against the line of credit. Our credit agreement contains financial covenants including tangible net worth minimums and a minimum cash balance. The Company was in compliance with its financial covenants at March 31, 2016.

NOTE 10 – INCOME TAXES

In the preparation of the Company’s consolidated financial statements, management calculates income taxes based upon the estimated effective rate applicable to operating results for the full fiscal year. This includes estimating the current tax liability as well as assessing differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be recovered from future taxable income. In April 2016, we received notification from the Internal Revenue Service that they would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. We do not expect that any settlement or payment that may result from the examination will have a material effect on our results of operations.

At March 31, 2016 there was $226,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2012-2015 remain open to examination by the Internal Revenue Service and the years 2011-2015 remain open to examination by various state tax departments. The tax years from 2012-2015 remain open in Costa Rica.

The Company’s effective income tax rate was (15.7%) for the first three months of 2016. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (24.9%) for the three months ended March 31, 2016. The Company’s effective income tax rate for the three months ended March 31, 2015 was 26.1%, and differed from the federal tax rate due to state income taxes, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges.

NOTE 11 – SEGMENT INFORMATION

Effective January 1, 2016, the Company realigned its business operations. As a result of the realignment, the Company has segregated its Transition Networks subsidiary TN EMEA (now renamed Net2Edge) as a separate operating segment. Following this realignment, the Company classifies its businesses into four segments as follows:

•	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

•	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

•	Net2Edge provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to upgrade from legacy networks to high-speed services.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. Intersegment revenues are eliminated upon consolidation. To conform to the 2016 presentation, the Company has reclassified 2015 segment information to present the Net2Edge business unit as a separate segment.

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2016 and 2015 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2016
Sales	$11,789,000	$8,330,000	$4,312,000	$569,000	$—	$(334,000)	$24,666,000
Cost of sales	9,744,000	5,147,000	2,858,000	241,000	—	(93,000)	17,897,000
Gross profit	2,045,000	3,183,000	1,454,000	328,000	—	(241,000)	6,769,000
Selling, general and administrative expenses	3,487,000	4,638,000	1,006,000	731,000		(225,000)	9,637,000
Pension liability adjustment gains			—		(4,148,000)		(4,148,000)
Operating (loss) income	$(1,442,000)	$(1,455,000)	$448,000	$(403,000)	$4,148,000	$(16,000)	$1,280,000

Depreciation and amortization	$576,000	$221,000	$61,000	$33,000	$—	$—	$891,000

Capital expenditures	$479,000	$85,000	$75,000	$—	$184,000	$(16,000)	$807,000

Assets	$38,941,000	$19,617,000	$5,649,000	$2,295,000	$18,234,000	$(22,000)	$84,714,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2015
Sales	$10,590,000	$7,766,000	$865,000	$332,000	$—	$(8,000)	$19,545,000
Cost of sales	9,149,000	4,607,000	824,000	86,000	—	(8,000)	14,658,000
Gross profit	1,441,000	3,159,000	41,000	246,000	—	—	4,887,000
Selling, general and administrative expenses	4,306,000	4,766,000	810,000	696,000	—	—	10,578,000
Restructuring expense		—					—
Operating income (loss)	$(2,865,000)	$(1,607,000)	$(769,000)	$(450,000)	$—	$—	$(5,691,000)

Depreciation and amortization	$507,000	$213,000	$26,000	$34,000	$—	$—	$780,000

Capital expenditures	$649,000	$66,000	$44,000	$20,000	$74,000	$—	$853,000

Assets	$40,210,000	$25,065,000	$4,367,000	$1,805,000	$24,353,000	$—	$95,800,000

NOTE 12 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintained a defined benefit pension plan. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three months ended March 31, 2016 and 2015 were:

	Three Months Ended March 31
	2016	2015
Service cost	$—	$2,000
Interest cost	26,000	34,000
Expected return on assets	(24,000)	(45,000)
Settlement benefit	(43,000)	—
Net periodic pension benefit	$(41,000)	$(9,000)

The Company settled all its obligations under pension plan in the first quarter of 2016. The Company had contributed $650,000 toward the settlement of the pension into annuities in 2015, which resulted in the recognition of $1,222,000 of pension settlement costs in the income statement in the fourth quarter of 2015. The Company contributed an additional $68,000 toward the settlement in the first quarter of 2016, which resulted in a benefit of $43,000 recorded within operating expenses. As a result of the final settlement of all of its pension obligations, in the first quarter of 2016, the Company recorded $4,148,000 in pension liability adjustment gains previously recorded in accumulated other comprehensive income within operating expenses in the consolidated statement of income.

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three month periods ended March 31, 2016 and 2015. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three months of 2015 and 2016, there was no dilutive impact from stock options or unvested shares. Options totaling 753,591and 522,922 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 167,390 and 205,010 shares would not have been included for the three months ended March 31, 2016 and 2015 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015, are summarized below:

	March 31, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$2,480,000	$—	$—	$2,480,000
Certificates of deposit		—		—
Subtotal	2,480,000	—	—	2,480,000

Short-term investments:
Certificates of deposit	—	2,891,000	—	2,891,000
Corporate Notes/Bonds	—	5,041,000	—	5,041,000
Subtotal	—	7,932,000	—	7,932,000

Long-term investments:
Certificates of deposit	—	2,370,000	—	2,370,000
Corporate Notes/Bonds	—	—	—	—
Subtotal	—	2,370,000	—	2,370,000

Current Liabilities:
Accrued Consideration	—	—	(142,000)	(142,000)
Subtotal	—	—	(142,000)	(142,000)

Total	$2,480,000	$10,302,000	$(142,000)	$12,640,000

	December 31, 2015

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000
Subtotal	1,944,000	—	—	1,944,000

Short-term investments:
Certificates of deposit	—	1,202,000	—	1,202,000
Corporate Notes/Bonds	—	4,027,000	—	4,027,000
Subtotal	—	5,229,000	—	5,229,000

Long-term investments:
Certificates of deposit	—	4,286,000	—	4,286,000
Corporate Notes/Bonds	—	2,007,000	—	2,007,000
Subtotal	—	6,293,000	—	6,293,000

Current Liabilities:
Contingent Consideration	—	—	(142,000)	(142,000)
Subtotal	—	—	(142,000)	(142,000)

Total	$1,944,000	$11,522,000	$(142,000)	$13,324,000

The estimated fair value of contingent consideration as of March 31, 2016 was $142,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. There was no change in the estimated contingent consideration during the three months ended March 31, 2016.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

•	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

•	Net2Edge provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to upgrade from legacy networks to high-speed services.

First Quarter 2016 Summary

•	Consolidated sales of $24.7 million compared to $19.5 million in Q1 2015, driven by higher sales at each of the business units.

•	Operating income was $1.3 million compared to an operating loss of $5.7 million in Q1 2015.

•	Net loss was $2.5 million, or ($0.28) per diluted share, compared to a net loss of $4.2 million, or ($0.48) per diluted share, in Q1 2015.

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

General Risks and Uncertainties:

•	The ability of the CSI parent to oversee that the Company’s four operating units function in an efficient and cost-effective manner;

•	The ability of our four business operating units to operate profitably; and

•	The impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;

•	Volatility in purchases of Suttle’s products by major communication service providers as well as recent, increased pressure on our margins;

•	Suttle’s ability to continue to introduce and sell new fiber-network based-products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products, and

•	The continued recovery of the housing market in the United States.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales from its traditional products;

•	Transition Networks’ ability to profitably penetrate targeted international markets; and

•	Transition Networks’ reliance on contract manufacturers and OEM’s for supply of its products.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school district customers;

•	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses, including profitably leveraging its June 1, 2015 acquisition of Twisted Technologies; and

•	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

In addition, the Company will discuss other factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2016 Compared to

Three Months Ended March 31, 2015

Consolidated sales increased 26% in 2016 to $24,666,000 compared to $19,545,000 in 2015. Consolidated operating income in 2016 was $1,280,000 compared to an operating loss of $5,691,000 in the first quarter of 2015, due to $4,148,000 in pension liability adjustment gains recognized in operating income in 2016 due to the settlement of the pension plan. Net loss in 2016 was $2,467,000 or $ (0.28) per share compared to $4,163,000 or $ (0.48) per share in the first quarter of 2015.

Suttle Results

Suttle sales increased 11% in the first quarter of 2016 to $11,789,000 compared to $10,590,000 in the same period of 2015 due to an increase in product volume to major communication service providers. Sales by customer groups in the first quarter of 2016 and 2015 were:

	Suttle Sales by Customer Group
	2016	2015
Communication service providers	$10,574,000	$8,812,000
International	537,000	995,000
Distributors	678,000	783,000
	$11,789,000	$10,590,000

Suttle’s sales by product groups in first quarter of 2016 and 2015 were:

	Suttle Sales by Product Group
	2016	2015
Structured cabling and connecting system products	$10,598,000	$9,441,000
DSL and other products	1,191,000	1,149,000
	$11,789,000	$10,590,000

Sales to the major communication service providers increased 20% in 2016 due to an increase in new product volume and stabilization of legacy products. Sales to major communication service providers accounted for 90% of Suttle’s sales in the first quarter of 2016 compared to 83% of sales in 2015. Sales to distributors decreased 13% in 2016 due to a decline in legacy product lines and accounted for 6% and 7% of sales in the first quarters of 2016 and 2015, respectively. International sales decreased 46% in 2016 and accounted for 5% of Suttle’s first quarter 2016 sales, due to the ordering cycle of DSL products for a major customer.

Sales of structured cabling and connecting system products increased 12% due to acceptance and deployments of new products by major communication service providers.

Suttle’s gross margin increased 42% in the first quarter of 2016 to $2,045,000 compared to $1,441,000 in the same period of 2015. Gross margin as a percentage of sales increased to 17.3% from 13.6% in the same period of 2015 due to contribution from new products and improved productivity in the manufacturing process. Selling, general and administrative expenses decreased 19% to $3,487,000, or 29.6% of sales, in the first quarter of 2016 compared to $4,306,000, or 40.7% of sales, in the same period in 2015 due to lower research and development expenses and lower expenses related to the ERP implementation and support, which was substantially completed in 2015. Suttle incurred $840,000 and $1,396,000 in research and development expenses in the respective 2016 and 2015 first quarters, as it continues to invest in enhancing existing products and developing new products. Suttle incurred an operating loss of $1,442,000 in the first quarter of 2016 compared to a loss of $2,865,000 in 2015.

Transition Networks Results

Transition Networks sales increased 7% to $8,330,000 in the first quarter of 2016 compared to $7,766,000 in 2015 due to improvements in North America partially offset by declines in rest of world markets. Transition Networks organizes its sales force by channel to market and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2016	2015
North America	$6,250,000	$5,293,000
Rest of World	1,199,000	1,639,000
Europe, Middle East, Africa (“EMEA”)	881,000	834,000
	$8,330,000	$7,766,000

The following table summarizes Transition Networks’ 2016 and 2015 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2016	2015
Media converters	$5,335,000	$5,403,000
Ethernet switches and adapters	1,543,000	1,049,000
Other products	1,452,000	1,314,000
	$8,330,000	$7,766,000

Sales in North America increased 18% in 2016 or $957,000 due to improvements in the federal government business. International sales decreased $393,000, or 16%, due to weakness in certain Latin American markets and Japan. Ethernet switches and adapters increased 47% or $494,000 due to favorable project timing related to a federal government program.

Gross margin on first quarter Transition Networks’ sales increased 1% to $3,183,000 in 2016 as compared to $3,159,000 in 2015. Gross margin as a percentage of sales decreased to 38.2% in 2016 from 40.7% in 2015 due to unfavorable product mix and inventory adjustments. Selling, general and administrative expenses decreased 3% to $4,638,000, or 55.7% of sales, in 2016 compared to $4,766,000, or 61.4% of sales, in 2015 due to reductions in selling costs in North America. Transition Networks incurred an operating loss of $1,455,000 in 2016 compared to a loss of $1,607,000 in 2015.

JDL Technologies Results

JDL Technologies sales increased 398% to $4,312,000 in the first quarter of 2016 compared to $865,000 in 2015.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2016	2015
Education	$3,090,000	$328,000
All other	1,222,000	537,000
	$4,312,000	$865,000

Revenues earned from the education sector increased $2,762,000 or 842% in the first quarter of 2016 as compared to the 2015 first quarter due to the ongoing wireless refresh project that began in the second quarter of 2015. Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $685,000, or 128% due to its continued focus of growing the commercial practice in the managed services space coupled with the June 2015 acquisition of Twisted Technologies.

Gross margin increased 3446% to $1,454,000 in the first quarter of 2016 compared to $41,000 in the same period in 2015. Gross margin as a percentage of sales increased to 33.7% in 2016 from 4.8% in 2015 due to sales mix. Gross margin as a percentage of 2015 sales was abnormally low due to low sales volume and relatively fixed overhead costs. Selling, general and administrative expenses increased 24% in 2016 to $1,006,000, or 23.3% of sales, compared to $810,000, or 93.6% of sales, in 2015. Selling, general and administrative expenses increased primarily due to an increase in staffing and back office expenses associated with a higher level of sales activity. JDL Technologies reported operating income of $448,000 in the first quarter of 2016 compared to an operating loss of $769,000 in the same period of 2015.

Net2Edge Results

In 2016, the Company realigned its business operations and separated out Net2Edge (formerly known as TN EMEA). Net2Edge’s sales increased 71% to $569,000 in the first quarter of 2016 compared to $332,000 in 2015 due to increased sales on its new Liberator product line. Gross margin increased 33% to $328,000 in the first quarter of 2016 compared to $246,000 in the same period of 2015. Gross margin as a percentage of sales decreased to 57.6% in 2016 from 73.8% in 2015 due to product mix from legacy products to new product lines. Selling, general and administrative expenses increased 5% in 2016 to $731,000 compared to $696,000 in 2015 due to an increase in research and development spend as the Company works on developing new product lines. Net2Edge reported an operating loss of $403,000 in the first quarter of 2016 compared to a loss of $451,000 in the same period of 2015.

Other

The Company’s loss before income taxes decreased to $2,132,000 in 2016 compared to $5,637,000 in 2014. The Company recognized a net gain of $808,000, primarily due to the sale of the Austin Taylor facility and a foreign currency translation loss of $4,238,000, due to the substantial liquidation of Austin Taylor within other expenses during the first quarter of 2016. The Company’s effective income tax rate was (15.7%) in 2016 and 26.1% in 2015. This effective tax rate for 2016 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2016, the Company had approximately $17,761,000 in cash, cash equivalents and investments. Of this amount, $2,480,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $10,302,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2016.

The Company had working capital of $47,519,000, consisting of current assets of approximately $62,806,000 and current liabilities of $15,287,000 at March 31, 2016 compared to working capital of $46,449,000, consisting of current assets of $61,890,000 and current liabilities of $15,441,000 at December 31, 2015.

Cash flow used by operating activities was approximately $3,475,000 in 2016 compared to $2,877,000 used in the same period of 2015. Significant working capital changes from December 31, 2015 to March 31, 2016 included an increase in receivables of $634,000 and a decrease in payables of $1,119,000.

Net cash provided by investing activities was $1,419,000 in 2016 compared to $96,000 used in the same period of 2015, due to proceeds from the sale of investments and a gain on the sale of assets, specifically the land and building of our Austin Taylor facility in the U.K. during the first quarter.

Net cash used in financing activities was $316,000 in 2016 compared to $1,536,000 used in the same period of 2015. Cash dividends paid on common stock increased to $1,419,000 in 2016 ($0.16 per common share) from $1,395,000 in 2015. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $51,000 in 2016 and $43,000 in 2015. The Company did not repurchase any shares in 2016 or 2015 under the Board-authorized program. At March 31, 2016, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $21,000 and $51,000 in 2016 and 2015, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.5% (1.9% at March 31, 2016). The Company had $1,500,000 in outstanding borrowings against the line of credit at March 31, 2016 and no borrowings at March 31, 2015. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2015 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2016.

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

In April 2015, the FASB issued accounting guidance that changes the presentation of debt issuance costs. The core principle of this revised accounting guidance is that debt issuance costs are not assets, but adjustments to the carrying cost of debt. The Company adopted this guidance in the first quarter of 2016 with no material impact on its consolidated financial statements.

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

In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.

In March 2016, the FASB issued a new accounting standard that will change certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual and interim periods beginning after December 15, 2016. We have not yet determined the impact this standard will have on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2016 our bank line of credit carried a variable interest rate based on LIBOR plus 1.5%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016	—	$—	—	411,910
February 2016	—	—	—	411,910
March 2016	3,050	6.99	—	411,910
Total	3,050	$6.99	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated May 5, 2016 announcing 2016 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: May 6, 2016		Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: May 6, 2016	Chief Financial Officer

