Form 10-Q
period 2016-06-30
COMMUNICATIONS SYSTEMS INC
filed 2016-08-05
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2016
Common Stock, par value $.05 per share	NASDAQ	8,861,856

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30 2016	December 31 2015
CURRENT ASSETS:
Cash and cash equivalents	$8,254,456	$9,812,737
Investments	8,605,825	5,228,668
Trade accounts receivable, less allowance for doubtful accounts of $80,000 and $123,000, respectively	17,195,626	17,849,207
Inventories	26,776,642	24,985,560
Prepaid income taxes	2,997,161	2,972,271
Other current assets	1,764,435	1,041,303
TOTAL CURRENT ASSETS	65,594,145	61,889,746

PROPERTY, PLANT AND EQUIPMENT, net	16,615,954	17,468,420
OTHER ASSETS:
Investments	1,449,790	6,293,505
Goodwill	1,462,503	1,462,503
Other assets	823,992	802,056
TOTAL OTHER ASSETS	3,736,285	8,558,064
TOTAL ASSETS	$85,946,384	$87,916,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$103,603
Line of credit borrowings	3,100,000	—
Accounts payable	9,942,953	8,373,292
Accrued compensation and benefits	3,693,954	3,050,822
Accrued consideration	122,005	442,234
Other accrued liabilities	2,089,874	1,996,609
Dividends payable	1,503,034	1,474,892
TOTAL CURRENT LIABILITIES	20,451,820	15,441,452
LONG TERM LIABILITIES:
Long-term compensation plans	69,719	—
Uncertain tax positions	113,566	102,633
Deferred income taxes	40,926	61,453
Pension liabilities	—	126,001
TOTAL LONG-TERM LIABILITIES	224,211	290,087
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,849,236 and 8,754,550 shares issued and outstanding, respectively	442,462	437,727
Additional paid-in capital	41,058,680	40,129,285
Retained earnings	24,392,000	32,284,061
Accumulated other comprehensive loss	(622,789)	(666,382)
TOTAL STOCKHOLDERS’ EQUITY	65,270,353	72,184,691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,946,384	$87,916,230

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Sales	$26,311,442	$28,197,661	$50,977,886	$47,742,597
Costs and expenses:
Cost of sales	18,935,699	19,658,792	36,833,125	34,316,789
Selling, general and administrative expenses	10,047,201	10,256,538	19,684,262	20,834,714
Pension liability adjustment gains	—	—	(4,147,836)	—
Total costs and expenses	28,982,900	29,915,330	52,369,551	55,151,503
Operating loss	(2,671,458)	(1,717,669)	(1,391,665)	(7,408,906)
Other income (expenses):
Investment and other income	72,484	3,897	100,136	66,857
Gain on sale of assets	—	88	808,322	4,373
Interest and other expense	(41,074)	(61,044)	(50,146)	(74,262)
Foreign currency translation loss	—		(4,238,497)
Other income (expense), net	31,410	(57,059)	(3,380,185)	(3,032)
Loss from operations before income taxes	(2,640,048)	(1,774,728)	(4,771,850)	(7,411,938)
Income tax (benefit) expense	(95,550)	(746,562)	239,316	(2,220,294)
Net loss	(2,544,498)	(1,028,166)	(5,011,166)	(5,191,644)
Other comprehensive (loss) income, net of tax:
Additional minimum pension liability adjustments	—	(14,152)	(4,147,836)	(26,798)
Unrealized gain on available-for-sale securities	1,300	(5,193)	38,304	49,926
Foreign currency translation adjustment	(171,841)	104,109	4,153,125	(26,208)
Total other comprehensive (loss) income	(170,541)	84,764	43,593	(3,080)
Comprehensive loss	$(2,715,039)	$(943,402)	$(4,967,573)	$(5,194,724)

Basic net loss per share:	$(0.29)	$(0.12)	$(0.56)	$(0.60)
Diluted net loss per share:	$(0.29)	$(0.12)	$(0.56)	$(0.60)
Weighted Average Basic Shares Outstanding	8,849,236	8,707,564	8,899,056	8,684,321
Weighted Average Dilutive Shares Outstanding	8,849,236	8,707,564	8,899,056	8,684,321
Dividends declared per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2015	8,754,550	$437,727	$40,129,285	$32,284,061	$(666,382)	$72,184,691
Net loss				(5,011,166)		(5,011,166)
Issuance of common stock under Employee Stock Purchase Plan	10,539	527	79,644			80,171
Issuance of common stock to Employee Stock Ownership Plan	60,278	3,014	465,346			468,360
Issuance of common stock under Executive Stock Plan	27,332	1,367	0			1,367
Tax benefit from stock based payments			(49,543)			(49,543)
Share based compensation			449,997			449,997
Purchase of common stock	(3,463)	(173)	(16,049)	(7,948)		(24,170)
Shareholder dividends				(2,872,947)		(2,872,947)
Other comprehensive income					43,593	43,593
BALANCE AT JUNE 30, 2016	8,849,236	$442,462	$41,058,680	$24,392,000	$(622,789)	$65,270,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,011,166)	$(5,191,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,833,848	1,633,260
Share based compensation	449,997	499,475
Deferred taxes	(20,528)	22,772
Change in fair value of acquisition-related contingent consideration	(20,229)	—
Gain on sale of assets	(808,322)	(4,373)
Excess tax benefit from share-based payments	49,543	(85,399)
Changes in assets and liabilities:
Trade receivables	631,205	(3,475,720)
Inventories	(1,843,034)	1,797,692
Prepaid income taxes	(24,889)	(2,495,449)
Other assets	(821,584)	(130,430)
Accounts payable	1,763,436	1,304,217
Accrued compensation and benefits	1,185,587	273,601
Other accrued liabilities	120,537	(297,840)
Income taxes payable	(38,610)	86,492
Other	52,402	(58,224)
Net cash used in operating activities	(2,501,807)	(6,121,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,271,190)	(1,654,960)
Acquisition of business, net of cash acquired	—	(917,363)
Proceeds from the sale of fixed assets	969,114	22,941
Proceeds from the sale of investments	1,504,862	2,731,718
Net cash provided by investing activities	1,202,786	182,336
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	3,100,000	3,100,000
Cash dividends paid	(2,844,805)	(2,819,784)
Mortgage principal payments	(103,603)	(257,648)
Proceeds from issuance of common stock, net of shares withheld	57,368	46,066
Excess tax benefit from share-based payments	(49,543)	85,399
Payment of deferred consideration related to acquisition	(300,000)	—
Net cash (used in) provided by financing activities	(140,583)	154,033
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(118,677)	20,751
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,558,281)	(5,764,450)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,812,737	13,736,857
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,254,456	$7,972,407
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$274,918	$52,979
Interest paid	23,327	28,931
Dividends declared not paid	1,503,034	1,455,216
Capital expenditures in accounts payable	26,418	6,000
Acquisition costs in accrued consideration	122,005	462,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through four business units having operations in the United States, Costa Rica, and the United Kingdom. Through its Suttle business unit, the Company manufactures and sells copper and fiber connectivity systems, enclosure systems, and active technologies for voice, data and video communications. Through its Transition Networks business unit, the Company manufactures and sells media converters, network interface devices, network interface cards, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network. Through its JDL Technologies business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment. Through its Net2Edge business unit, the Company provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to connect legacy networks to high-speed services.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2016 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended June 30, 2016 and 2015 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016 and 2015 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended June 30, 2016 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Pension liability adjustment	Accumulated Other Comprehensive Loss
December 31, 2015	$(4,801,000)	$(13,000)	$4,148,000	$(666,000)

Net current period change	(85,000)	38,000		(47,000)
Reclassification adjustments into income	4,238,000		(4,148,000)	90,000

June 30, 2016	$(648,000)	$25,000	$—	$(623,000)

The Company recognized $4,238,000 in foreign currency translation losses within the income statement during the first quarter due to the substantial liquidation of our Austin Taylor facility in the U.K. Refer to Note 12 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016.

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$2,255,000	$—	$—	$2,255,000	$2,255,000	$		$
Subtotal	2,255,000	—	—	2,255,000	2,255,000		—		—

Investments:
Certificates of deposit	5,012,000	13,000	(1,000)	5,024,000	—		3,574,000		1,450,000
Corporate Notes/Bonds	5,032,000	1,000	(1,000)	5,032,000	—		5,032,000		—
Subtotal	10,044,000	14,000	(2,000)	10,056,000	—		8,606,000		1,450,000

Total	$12,299,000	$14,000	$(2,000)	$12,311,000	$2,255,000		$8,606,000		$1,450,000

	December 31, 2015

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents		Short-Term Investments		Long-Term Investments

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000	$1,944,000	$		$
Subtotal	1,944,000	—	—	1,944,000	1,944,000		—		—

Investments:
Certificates of deposit	5,493,000	3,000	(8,000)	5,488,000	—		1,202,000		4,286,000
Corporate Notes/Bonds	6,056,000	—	(22,000)	6,034,000	—		4,027,000		2,007,000
Subtotal	11,549,000	3,000	(30,000)	11,522,000	—		5,229,000		6,293,000

Total	$13,493,000	$3,000	$(30,000)	$13,466,000	$1,944,000		$5,229,000		$6,293,000

As part of the Company’s amended credit agreement with Wells Fargo Bank, the Company has pledged $5.0 million in long term investments against the line of credit. The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses shown above to be temporary in nature. The Company intends to hold these investments until it can recover the full principal amount and has the ability to do so based on its other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2016 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2016.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2016:

	Amortized Cost	Estimated Market Value

Due within one year	$8,600,000	$8,606,000
Due after one year through five years	1,444,000	1,450,000
	$10,044,000	$10,056,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending June 30, 2016 and 2015, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2016. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2016, after giving effect to the shares issued as of that date, 90,701 shares remain available for purchase under the ESPP.

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

During 2016, stock options covering 305,968 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 93,828 shares to key employees during the first quarter of 2016 under the Company’s long-term incentive plan for performance over the 2016 to 2018 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three year period ending December 31, 2018 and any shares earned will be issued in the first quarter of 2019 to those key employees still with the Company at that time.

At June 30, 2016, 122,797 shares have been issued under the 2011 Incentive Plan, 1,147,221 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 729,982 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options were granted under the Director Plan in 2014 or 2015. The Company amended the Director Plan in May 2011 to prohibit future option grants. As of June 30, 2016, there were 63,000 shares subject to outstanding options under the Director Plan.

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

At June 30, 2016, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 22,008 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2015 to June 30, 2016:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term
Outstanding – December 31, 2015	721,924	$11.70	4.89
Awarded	305,968	6.72
Exercised	—	—
Forfeited	(13,721)	10.02
Outstanding – June 30, 2016	1,014,171	10.22	5.16

Exercisable at June 30, 2016	477,271	$11.67	4.11
Expected to vest June 30, 2016	1,014,171	10.22	5.16

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2016 was $89,000. The intrinsic value of all options exercised during the six months ended June 30, 2016 was $0. Net cash proceeds from the exercise of all stock options were $0 for the six months ended June 30, 2016 and 2015.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2015 to June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2015	126,427	$11.73
Granted	102,161	7.28
Vested	(15,797)	12.52
Forfeited	(29,807)	11.00
Outstanding – June 30, 2016	182,984	9.30

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2015 to June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2015	32,816	$11.41
Granted	13,793	6.33
Issued	(11,535)	10.27
Forfeited	—	—
Outstanding – June 30, 2016	35,074	9.37

Compensation Expense

Share-based compensation expense recognized for the six-month period ended June 30, 2016 was $450,000 before income taxes and $292,000 after income taxes. Share-based compensation expense recognized for the three-month period ended June 30, 2015 was $499,000 before income taxes and $325,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $1,018,000 at June 30, 2016 and is expected to be recognized over a weighted-average period of 2.1 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the six-month periods ended June 30, 2016 and 2015 were $ (50,000) and $ 85,000, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30	December 31
	2016	2015
Finished goods	$16,699,000	$14,112,000
Raw and processed materials	10,078,000	10,874,000
	$26,777,000	$24,986,000

NOTE 5 – ACQUISITION

On June 1, 2015, the Company acquired all of the shares of Twisted Technologies, Inc. (“Twisted Technologies”). The purchase price was $1,463,000, with cash acquired totaling $83,000. The purchase price includes initial consideration of $1,000,000, deferred consideration of $300,000 paid out on March 31, 2016, and $163,000 in estimated contingent consideration. The Company has agreed to pay consideration contingent upon the Twisted Technologies business meeting revenue targets over a three-year period, with the consideration to be paid after each annual period has lapsed. The Company has recognized $163,000 as the estimated fair value of the contingent consideration at the date of acquisition. The maximum payout is not limited. At June 30, 2016, the Company had estimated liabilities of $122,000 related to these outstanding contingent consideration payments.

The assets and liabilities of Twisted Technologies were recorded in the consolidated balance sheet within the JDL Technologies segment at June 30, 2016. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed and included total assets of $1,591,000, including goodwill of $1,463,000, and total liabilities of $128,000. The entire goodwill balance is deductible for tax purposes.

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 by segment are as follows:

JDL

January 1, 2016	$1,463,000

Goodwill acquired	—

June 30, 2016	$1,463,000

Gross goodwill	1,463,000
Accumulated impairment loss
Balance at June 30, 2016	$1,463,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(49,000)	(14,000)	28,000
Customer relationships	491,000	(199,000)	(89,000)	203,000
Technology	229,000	(184,000)	(41,000)	4,000
	811,000	(432,000)	(144,000)	235,000

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(48,000)	(8,000)	35,000
Customer relationships	491,000	(197,000)	(46,000)	248,000
Technology	229,000	(183,000)	(22,000)	24,000
	811,000	(428,000)	(76,000)	307,000

Amortization expense on these identifiable intangible assets was $47,000 and $50,000 in 2016 and 2015, respectively. The amortization expense is included in selling, general and administrative expenses. At June 30, 2016, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2016 and all of the following four fiscal years is as follows:

Year Ending December 31:
2016	$30,000
2017	54,000
2018	49,000
2019	43,000
2020	43,000

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2016 and 2015, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2016	2015
Beginning balance	$554,000	$434,000
Amounts charged to expense	78,000	174,000
Actual warranty costs paid	(58,000)	(50,000)
Ending balance	$574,000	$558,000

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

Line of Credit

The Company has a $10,000,000 line of credit from Wells Fargo Bank.  The Company had $3,100,000 in outstanding borrowings against the line of credit at June 30, 2016 and 2015. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2016 was $6,900,000. Interest on borrowings on the credit line is at LIBOR plus 1.5% (2.0% at June 30, 2016). The credit agreement expires October 31, 2016 and is secured by assets of the Company.  The Company has pledged $5.0 million in long term investments against the line of credit. Our credit agreement contains financial covenants including tangible net worth minimums and a minimum cash balance. The Company was in compliance with its financial covenants at June 30, 2016.

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

At June 30, 2016 there was $227,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2012-2015 remain open to examination by the Internal Revenue Service and the years 2011-2015 remain open to examination by various state tax departments. The tax years from 2012-2015 remain open in Costa Rica.

The Company’s effective income tax rate was (5.0%) for the first six months of 2016. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (8.6%) for the six months ended June 30, 2016. The Company’s effective income tax rate for the six months ended June 30, 2015 was 30.0%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes and provisions for interest charges for uncertain income tax positions.

NOTE 11 – SEGMENT INFORMATION

Effective January 1, 2016, the Company realigned its business operations. As a result of the realignment, the Company has segregated its Transition Networks subsidiary TN EMEA (now renamed Net2Edge) as a separate operating segment. Following this realignment, the Company classifies its businesses into four segments as follows:

•	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

•	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

•	Net2Edge provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to connect legacy networks to high-speed services.

Management has chosen to organize the enterprise and disclose reportable segments based on our products and services. Intersegment revenues are eliminated upon consolidation. To conform to the 2016 presentation, the Company has reclassified 2015 segment information to present the Net2Edge business unit as a separate segment.

Information concerning the Company’s continuing operations in the various segments for the three month periods ended June 30, 2016 and 2015 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2016
Sales	$11,216,000	$10,175,000	$4,650,000	$591,000	$—	$(321,000)	$26,311,000
Cost of sales	10,116,000	5,773,000	2,783,000	314,000	—	(50,000)	18,936,000
Gross profit	1,100,000	4,402,000	1,867,000	277,000	—	(271,000)	7,375,000
Selling, general and administrative expenses	3,661,000	4,762,000	961,000	931,000		(268,000)	10,047,000
Operating (loss) income	$(2,561,000)	$(360,000)	$906,000	$(654,000)	$—	$(3,000)	$(2,672,000)

Depreciation and amortization	$616,000	$232,000	$63,000	$32,000	$—	$—	$943,000

Capital expenditures	$342,000	$75,000	$9,000	$2,000	$40,000	$(3,000)	$465,000

Assets	$39,811,000	$19,798,000	$5,911,000	$1,670,000	$18,782,000	$(26,000)	$85,946,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2015
Sales	$11,788,000	$11,753,000	$4,718,000	$203,000	$—	$(264,000)	$28,198,000
Cost of sales	9,533,000	6,431,000	3,618,000	118,000	—	(41,000)	19,659,000
Gross profit	2,255,000	5,322,000	1,100,000	85,000	—	(223,000)	8,539,000
Selling, general and administrative expenses	3,504,000	4,966,000	1,056,000	954,000	—	(223,000)	10,257,000
Operating (loss) income	$(1,249,000)	$356,000	$44,000	$(869,000)	$—	$—	$(1,718,000)

Depreciation and amortization	$546,000	$231,000	$38,000	$36,000	$—	$—	$851,000

Capital expenditures	$518,000	$127,000	$127,000	$—	$30,000	$—	$802,000

Assets	$41,872,000	$24,806,000	$4,212,000	$1,868,000	$24,813,000	$—	$97,571,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2016
Sales	$23,005,000	$18,506,000	$8,963,000	$1,159,000	$—	$(655,000)	$50,978,000
Cost of sales	19,860,000	10,920,000	5,641,000	554,000	—	(142,000)	36,833,000
Gross profit	3,145,000	7,586,000	3,322,000	605,000	—	(513,000)	14,145,000
Selling, general and administrative expenses	7,147,000	9,401,000	1,968,000	1,662,000	—	(494,000)	19,684,000
Pension liability adjustment gains		—	—		(4,148,000)		(4,148,000)
Operating (loss) income	$(4,002,000)	$(1,815,000)	$1,354,000	$(1,057,000)	$4,148,000	$(19,000)	$(1,391,000)

Depreciation and amortization	$1,192,000	$453,000	$124,000	$65,000	$—	$—	$1,834,000

Capital expenditures	$821,000	$160,000	$84,000	$2,000	$223,000	$(19,000)	$1,271,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2015
Sales	$22,378,000	$19,518,000	$5,583,000	$536,000	$—	$(272,000)	$47,743,000
Cost of sales	18,682,000	11,038,000	4,442,000	204,000	—	(49,000)	34,317,000
Gross profit	3,696,000	8,480,000	1,141,000	332,000	—	(223,000)	13,426,000
Selling, general and administrative expenses	7,810,000	9,732,000	1,866,000	1,650,000	—	(223,000)	20,835,000
Operating loss	$(4,114,000)	$(1,252,000)	$(725,000)	$(1,318,000)	$—	$—	$(7,409,000)

Depreciation and amortization	$1,053,000	$444,000	$66,000	$70,000	$—	$—	$1,633,000

Capital expenditures	$1,167,000	$193,000	$170,000	$20,000	$105,000	$—	$1,655,000

NOTE 12 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintained a defined benefit pension plan for its employees through March 31, 2016. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three and six months ended June 30, 2016 and 2015 were:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$—	$2,000	$—	$4,000
Interest cost	—	38,000	26,000	72,000
Expected return on assets	—	(50,000)	(24,000)	(95,000)
Settlement benefit	—	—	(43,000)	—
Net periodic pension benefit	$—	$(10,000)	$(41,000)	$(19,000)

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

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six-month periods ended June 30, 2016. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and six-month periods of 2015, there was no dilutive impact from stock options or unvested shares. Options totaling 896,192 and 739,870 were excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2016, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 159,689 shares would not have been included for the three and six-month periods ended June 30, 2016 because of unmet performance conditions. Options totaling 488,371 would have been excluded from the calculation of diluted earnings per share for the three and six-month periods ended June 30, 2015, because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 205,010 shares would not have been included for the three and six-months ended June 30, 2015 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015, are summarized below:

	June 30, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$2,255,000	$—	$—	$2,255,000
Certificates of deposit		—		—
Subtotal	2,255,000	—	—	2,255,000

Short-term investments:
Certificates of deposit	—	3,574,000	—	3,574,000
Corporate Notes/Bonds	—	5,032,000	—	5,032,000
Subtotal	—	8,606,000	—	8,606,000

Long-term investments:
Certificates of deposit	—	1,450,000	—	1,450,000
Corporate Notes/Bonds	—	—	—	—
Subtotal	—	1,450,000	—	1,450,000

Current Liabilities:
Contingent Consideration	—	—	(122,000)	(122,000)
Subtotal	—	—	(122,000)	(122,000)

Total	$2,255,000	$10,056,000	$(122,000)	$12,189,000

	December 31, 2015

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$1,944,000	$—	$—	$1,944,000
Subtotal	1,944,000	—	—	1,944,000

Short-term investments:
Certificates of deposit	—	1,202,000	—	1,202,000
Corporate Notes/Bonds	—	4,027,000	—	4,027,000
Subtotal	—	5,229,000	—	5,229,000

Long-term investments:
Certificates of deposit	—	4,286,000	—	4,286,000
Corporate Notes/Bonds	—	2,007,000	—	2,007,000
Subtotal	—	6,293,000	—	6,293,000

Current Liabilities:
Contingent Consideration	—	—	(142,000)	(142,000)
Subtotal	—	—	(142,000)	(142,000)

Total	$1,944,000	$11,522,000	$(142,000)	$13,324,000

The estimated fair value of contingent consideration as of June 30, 2016 was $122,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The change in the estimated contingent consideration during the six months ended June 30, 2016 resulted in a gain of $20,000 included in operating income. The gains were the result of a change in future assumptions related to the contingent consideration..

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended June 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

•	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;
•	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;
•	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and
•	Net2Edge provides business-critical systems for customers worldwide with a sharp focus on the telecommunications carrier and enables carriers to connect legacy networks to high-speed services.

Second Quarter 2016 Summary

•	Consolidated sales of $26.3 million compared to $28.2 million in Q2 2015, driven by decreases in Transition Networks and Suttle.
•	Operating loss was $2.7 million compared to an operating loss of $1.7 million in Q2 2015.

•	Net loss was $2.5 million, or ($0.29) per diluted share, compared to a net loss of $1.0 million, or ($0.12) per diluted share, in Q2 2015.

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

General Risks and Uncertainties:

•	The ability of the CSI parent to oversee that the Company’s four operating units function in an efficient and cost-effective manner;

•	The ability of our four business operating units to operate profitably; and
•	The impact of changing economic circumstances on government expenditures in our markets.

Suttle Risks and Uncertainties:

•	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;
•	Volatility in purchases of Suttle’s products by major communication service providers as well as recent, increased pressure on our margins; and
•	Suttle’s ability to continue to introduce and sell new fiber-network based-products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products.

Transition Networks Risks and Uncertainties:

•	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales from its traditional products;
•	Transition Networks’ ability to profitably penetrate targeted international markets; and
•	Transition Networks’ reliance on contract manufacturers and OEM’s for supply of its products.

JDL Technologies Risks and Uncertainties:

•	JDL’s ability to continue to obtain business from its traditional South Florida school district customers;
•	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses, including profitably leveraging its June 1, 2015 acquisition of Twisted Technologies; and
•	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

Net2Edge’s Risks and Uncertainties:

•	Net2Edge’s ability to develop new products and increase its revenues to cover its fixed and variable costs.

In addition, the Company will discuss other factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2016 Compared to

Three Months Ended June 30, 2015

Consolidated sales declined 7% in 2016 to $26,311,000 compared to $28,198,000 in 2015. Consolidated operating loss in 2016 was $2,671,000 compared to an operating loss of $1,718,000 in the second quarter of 2015. Net loss in 2016 was $2,544,000 or $ (0.29) per share compared to $1,028,000 or $ (0.12) per share in the second quarter of 2015.

Suttle Results

Suttle sales decreased 5% in the second quarter of 2016 to $11,216,000 compared to $11,788,000 in the same period of 2015 due largely to a decrease in sales of its legacy products in international markets.

Sales by customer groups in the second quarter of 2016 and 2015 were:

	Suttle Sales by Customer Group
	2016	2015
Communication service providers	$10,237,000	$9,557,000
International	242,000	1,293,000
Distributors	737,000	938,000
	$11,216,000	$11,788,000

Suttle’s sales by product groups in second quarter of 2016 and 2015 were:

	Suttle Sales by Product Group
	2016	2015
Structured cabling and connecting system products	$10,086,000	$10,538,000
DSL and other products	1,130,000	1,250,000
	$11,216,000	$11,788,000

Sales to the major communication service providers increased 7% in 2016 due to an increase in new product volume and stabilization of legacy products. Sales to major communication service providers accounted for 91% of Suttle’s sales in the second quarter of 2016 compared to 81% of sales in 2015. Sales to distributors decreased 21% in 2016 due to a decline in legacy product lines and accounted for 7% and 8% of sales in the second quarters of 2016 and 2015, respectively. International sales decreased 81% in 2016 and accounted for 2% of Suttle’s second quarter 2016 sales, due to the ordering cycle of DSL products for a major customer.

Sales of structured cabling and connecting system products decreased 4% due to price pressures on legacy products and the ordering cycle for new products with a major customer.

Suttle’s gross margin decreased 51% in the second quarter of 2016 to $1,100,000 compared to $2,255,000 in the same period of 2015. Gross margin as a percentage of sales decreased to 9.8% from 19.1% in the same period of 2015 due to reduced productivity in the manufacturing process related to certain new product introductions. Selling, general and administrative expenses increased 4% to $3,661,000, or 32.6% of sales, in the second quarter of 2016 compared to $3,504,000, or 29.7% of sales, in the same period in 2015 due to higher selling and research and development expense related to the introduction of new products. Suttle incurred $706,000 and $668,000 in research and development expenses in the respective 2016 and 2015 second quarters, as it continues to invest in enhancing existing products and developing new products. Suttle incurred an operating loss of $2,561,000 in the second quarter of 2016 compared to a loss of $1,249,000 in 2015.

Transition Networks Results

Transition Networks sales decreased 13% to $10,175,000 in the second quarter of 2016 compared to $11,753,000 in 2015 due primarily to a slowdown in global markets, and to a lesser degree, project delays in North America. Transition Networks organizes its sales force by channel to market and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2016	2015
North America	$8,577,000	$8,749,000
Rest of World	1,178,000	1,999,000
Europe, Middle East, Africa (“EMEA”)	420,000	1,005,000
	$10,175,000	$11,753,000

The following table summarizes Transition Networks’ 2016 and 2015 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2016	2015
Media converters	$6,780,000	$7,103,000
Ethernet switches and adapters	1,496,000	2,720,000
Other products	1,899,000	1,930,000
	$10,175,000	$11,753,000

Sales in North America decreased 2% in 2016 or $172,000 due to project timing in the federal government business. International sales decreased $1,406,000, or 47%, due to weakness in several of our global markets. Ethernet switches and adapters decreased 45% or $1,224,000 due to weakness at several international customers in the industrial sector.

Gross margin on second quarter Transition Networks’ sales decreased 17% to $4,402,000 in 2016 as compared to $5,322,000 in 2015. Gross margin as a percentage of sales decreased to 43.3% in 2016 from 45.3% in 2015 due to new product introduction and pricing pressure in our international business. Selling, general and administrative expenses decreased 4% to $4,762,000, or 46.8% of sales, in 2016 compared to $4,966,000, or 42.3% of sales, in 2015 due to a continued emphasis in reducing selling costs in North America. Transition Networks incurred an operating loss of $360,000 in 2016 compared to operating income of $356,000 in 2015.

JDL Technologies Results

JDL Technologies sales decreased 1% to $4,650,000 in the second quarter of 2016 compared to $4,718,000 in 2015.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2016	2015
Education	$3,681,000	$3,647,000
All other	969,000	1,071,000
	$4,650,000	$4,718,000

Revenues earned from the education sector increased $34,000 or 1% in the second quarter of 2016 as compared to the 2015 second quarter due to the ongoing wireless refresh projects that JDL executes on behalf of our education clients. Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) decreased $102,000, or 10% a result of the shift from professional services and infrastructure revenue to a more narrowed focus on recurring managed services initiatives.

Gross margin increased 70% to $1,867,000 in the second quarter of 2016 compared to $1,100,000 in the same period in 2015. Gross margin as a percentage of sales increased to 40.2% in 2016 from 23.3% in 2015 due to sales mix. Selling, general and administrative expenses decreased 9% in 2016 to $961,000, or 20.7% of sales, compared to $1,056,000, or 22.4% of sales, in 2015. Selling, general and administrative expenses decreased primarily in 2015 for which one time human resources costs were incurred as part of the hiring process. JDL Technologies reported operating income of $906,000 in the second quarter of 2016 compared to income of $44,000 in the same period of 2015.

Net2Edge Results

In 2016, the Company realigned its business operations and separated out Net2Edge (formerly known as TN EMEA). Net2Edge’s sales increased 191% to $591,000 in the second quarter of 2016 compared to $203,000 in 2015 due to increased sales on its new Liberator product line. Gross margin increased 226% to $277,000 in the second quarter of 2016 compared to $85,000 in the same period of 2015. Gross margin as a percentage of sales increased to 46.9% in 2016 from 41.9% in 2015 due to sales mix. Selling, general and administrative expenses decreased 2% in 2016 to $931,000 compared to $954,000 in 2015. Net2Edge reported an operating loss of $654,000 in the second quarter of 2016 compared to a loss of $869,000 in the same period of 2015.

Six Months Ended June 30, 2016 Compared to

Six Months Ended June 30, 2015

Consolidated sales increased 7% in 2016 to $50,978,000 compared to $47,743,000 in 2015. Consolidated operating loss in 2016 was $1,392,000 compared to a loss of $7,409,000 in the first half of 2015, due to $4,148,000 in pension liability adjustment gains recognized in operating income in the first quarter of 2016 from the settlement of the pension plan. Net loss in 2016 was $5,011,000 or $ (0.56) per share compared to net loss of $5,192,000 or $ (0.60) per share in the first half of 2015.

Suttle Results

Suttle sales increased 3% in the first six months of 2016 to $23,005,000 compared to $22,378,000 in the same period of 2015 as Suttle experienced increased volume from new products and stabilization of legacy products in major communication service providers. Sales by customer groups in the first six months of 2016 and 2015 were:

	Suttle Sales by Customer Group
	2016	2015
Communication service providers	$20,811,000	$18,369,000
International	780,000	2,288,000
Distributors	1,414,000	1,721,000
	$23,005,000	$22,378,000

Suttle’s sales by product groups in first six months of 2016 and 2015 were:

	Suttle Sales by Product Group
	2016	2015
Structured cabling and connecting system products	$20,683,000	$19,979,000
DSL and other products	2,322,000	2,399,000
	$23,005,000	$22,378,000

Sales to the major communication service providers increased 13% in 2016 due to increased volume from new products and stabilization of legacy products. Sales to major communication service providers accounted for 90% of Suttle’s sales in the first six months of 2016 compared to 82% of sales in 2015. Sales to distributors decreased 18% in 2016 due to a decline in legacy product lines. This customer segment accounted for 6% and 8% of sales in the first six months of 2016 and 2015, respectively. International sales decreased 66% and accounted for 3% of Suttle’s first six month 2016 sales, due to the ordering cycle of DSL products by a large customer.

Sales of structured cabling and connecting system products increased 4% due to increased volume in major communication service providers. Sales of DSL and other products decreased 3% due to the ordering cycle of large international customer.

Suttle’s gross margin decreased 15% in the first six months of 2016 to $3,145,000 compared to $3,696,000 in the same period of 2015. Gross margin as a percentage of sales decreased to 13.7% from 16.5% in the same period of 2015 due to reduced productivity in the manufacturing process. Selling, general and administrative expenses decreased 8% to $7,147,000, or 31.1% of sales, in the first six months of 2016 compared to $7,810,000, or 34.9% of sales, in the same period in 2015 due to timing of research and development expenditures related to products introduced to the market in 2016. Suttle incurred $1,545,000 and $2,064,000 in research and development expenses in the respective 2016 and 2015 first six months, as it continues to invest in enhancing existing products and developing new products. Suttle’s operating loss was $4,002,000 in the first six months of 2016 compared to $4,114,000 in 2015.

Transition Networks Results

Transition Networks sales decreased 5% to $18,506,000 in the first six months of 2016 compared to $19,518,000 in 2015 due to weakness in our international business. Transition Networks organizes its sales force by channel to market and segments its customers geographically. First half sales by region are presented in the following table:

	Transition Networks Sales by Region
	2016	2015
North America	$14,828,000	$14,041,000
Rest of World	2,376,000	3,638,000
Europe, Middle East, Africa (“EMEA”)	1,302,000	1,839,000
	$18,506,000	$19,518,000

The following table summarizes Transition Networks’ 2016 and 2015 first six month sales by its major product groups:

	Transition Networks Sales by Product Group
	2016	2015
Media converters	$12,115,000	$12,506,000
Ethernet switches and adapters	3,038,000	3,769,000
Other products	3,353,000	3,243,000
	$18,506,000	$19,518,000

Sales in North America increased 6% or $787,000 due mainly to improved federal government business in the first quarter of 2016. International sales decreased $1,799,000, or 33%, due to weakened global economies and currency fluctuations, which make our products more expensive in some countries. Sales of media converters decreased 3% or $391,000 due to product mix as we transition to a newer platform. Sales of Ethernet switches and adapters decreased 19% or $731,000 due to primarily to slowdown in the industrial sector internationally.

Gross margin on the Transition Networks’ first six month sales decreased 11% to $7,586,000 in 2016 from $8,480,000 in 2015. Gross margin as a percentage of sales decreased to 41.0% in 2016 from 43.4% in 2015 due to product mix associated with new product introduction and pricing pressure in our international business. Selling, general and administrative expenses decreased 3% to $9,401,000, or 50.8% of sales, in 2016 compared to $9,732,000, or 49.9% of sales, in 2015 due to on-going cost reduction efforts. Operating loss was $1,815,000 in 2016 compared to a loss of $1,252,000 in 2015.

JDL Technologies Results

JDL Technologies sales increased 61% to $8,963,000 in the first six months of 2016 compared to $5,583,000 in 2015.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2016	2015
Education	$6,770,000	$3,975,000
All other	2,193,000	1,608,000
	$8,963,000	$5,583,000

Revenues earned from the education sector increased $2,795,000 or 70% in the first half of 2016 as compared to 2015 due to the completion of more projects during the comparative periods. Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs) increased $585,000, or 36% due to organic client growth and the acquisition of Twisted Technologies in June of 2015.

Gross margin increased 191% to $3,322,000 in the first half of 2016 compared to $1,141,000 in the same period in 2015. Gross margin as a percentage of sales increased to 37.1% in 2016 from 20.4% in 2015 due to sales mix. Gross margin as a percentage of 2015 sales was abnormally low due to low sales volume and relatively fixed overhead costs in the first quarter of 2015. Selling, general and administrative expenses increased 5% in 2016 to $1,968,000, or 22.0% of sales, compared to $1,866,000, or 33.4% of sales, in 2015. Selling, general and administrative expenses increased primarily due to additional headcount as a result of the acquisition of Twisted Technologies in June of 2015. JDL Technologies reported operating income of $1,354,000 in the second quarter of 2016 compared to a loss of $725,000 in the same period of 2015.

Net2Edge Results

Net2Edge’s sales increased 116% to $1,159,000 in the first six months of 2016 compared to $536,000 in 2015 due to increased sales on its new Liberator product line. Gross margin increased 83% to $605,000 in the first six months of 2016 compared to $332,000 in the same period of 2015. Gross margin as a percentage of sales decreased to 52.2% in 2016 from 61.9% in 2015 due to product mix from legacy products to new product lines. Selling, general and administrative expenses increased 1% in 2016 to $1,662,000 compared to $1,650,000 in 2015 due to an increase in research and development spend as the Company works on developing new product lines. Net2Edge reported an operating loss of $1,057,000 in the first six months of 2016 compared to a loss of $1,318,000 in the same period of 2015.

Other

The Company’s loss before income taxes decreased to $4,772,000 in 2016 compared to $7,412,000 in 2015 due to an overall increase in sales and lower selling, general and administrative expenses. Additionally, the Company recognized a net gain of $808,000, primarily due to the sale of the Austin Taylor facility and a foreign currency translation loss of $4,238,000, due to the substantial liquidation of Austin Taylor within other expenses during the first quarter of 2016. The Company’s effective income tax rate was (5.0%) in 2016 and 30.0% in 2015. This effective tax rate for 2016 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2016, the Company had approximately $18,310,000 in cash, cash equivalents and investments. Of this amount, $2,255,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $10,056,000 in investments consisting of certificates of deposit and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2016. As part of the Company’s amended credit agreement with its lender, the Company has pledged $5.0 million in investments against the line of credit.

The Company had working capital of $45,142,000, consisting of current assets of approximately $65,594,000 and current liabilities of $20,452,000 at June 30, 2016 compared to working capital of $46,449,000, consisting of current assets of $61,890,000 and current liabilities of $15,441,000 at December 31, 2015.

Cash flow used by operating activities was approximately $2,499,000 in 2016 compared to $6,122,000 used in the same period of 2015. Significant working capital changes from December 31, 2015 to June 30, 2016 included an increase in inventory of $1,843,000 and an increase in payables of $1,763,000.

Net cash provided by investing activities was $1,199,000 in 2016 and $182,000 in 2015, due to proceeds from the sale of investments and a gain on the sale of assets, specifically the land and building of our Austin Taylor facility in the U.K. during the first quarter of 2016.

Net cash used in financing activities was $141,000 in 2016 compared to $154,000 provided by financing activities in 2015. Cash dividends paid on common stock increased to $2,845,000 in 2016 ($0.32 per common share) from $2,820,000 in 2015. Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $82,000 in 2016 and $221,000 in 2015. The Company did not repurchase any shares in 2016 or 2015 under the Board-authorized program. At June 30, 2016, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $24,000 and $175,000 in 2016 and 2015, respectively, of Company stock from employees in order to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $10,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 1.5% (2.0% at June 30, 2016). The Company had $3,100,000 in outstanding borrowings against the line of credit at June 30, 2016 and 2015. The credit agreement expires October 31, 2016 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2015 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended June 30, 2016.

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

In July 2015, the FASB issued an accounting standard on inventory, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. This standard requires entities to compare the cost of inventory to one measure – net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2016 our bank line of credit carried a variable interest rate based on LIBOR plus 1.5%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2016	—	$—	—	411,910
May 2016	—	—	—	411,910
June 2016	413	6.90	—	411,910
Total	413	$6.90	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.
(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Communications Systems, Inc. Press Release dated August 4, 2016 announcing 2016 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 5, 2016		Chief Executive Officer

/s/ Edwin C. Freeman
Edwin C. Freeman
Date: August 5, 2016	Chief Financial Officer