Form 10-Q
period 2017-03-31
COMMUNICATIONS SYSTEMS INC
filed 2017-05-05
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐ NO ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2017
Common Stock, par value $.05 per share	NASDAQ	8,943,002

1

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

2

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31	December 31
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$15,171,261	$10,443,274
Investments	2,368,339	5,805,276
Trade accounts receivable, less allowance for doubtful accounts of $92,000 and $77,000, respectively	13,776,287	14,552,191
Inventories	19,910,543	22,204,902
Prepaid income taxes	1,366,816	1,400,118
Other current assets	1,048,716	967,332
TOTAL CURRENT ASSETS	53,641,962	55,373,093

PROPERTY, PLANT AND EQUIPMENT, net	14,872,364	15,719,403
OTHER ASSETS:
Goodwill	1,462,503	1,462,503
Other assets	533,037	622,017
TOTAL OTHER ASSETS	1,995,540	2,084,520
TOTAL ASSETS	$70,509,866	$73,177,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,553,682	$6,953,710
Accrued compensation and benefits	2,593,447	2,149,973
Other accrued liabilities	1,673,578	1,851,938
Dividends payable	398,467	412,542
TOTAL CURRENT LIABILITIES	10,219,174	11,368,163
LONG TERM LIABILITIES:
Long-term compensation plans	29,499	16,299
Uncertain tax positions	108,909	106,864
Deferred income taxes	62,414	52,998
TOTAL LONG-TERM LIABILITIES	200,822	176,161
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,937,640 and 8,877,379 shares issued and outstanding, respectively	446,882	443,869
Additional paid-in capital	41,609,445	41,279,281
Retained earnings	18,726,976	20,596,203
Accumulated other comprehensive loss	(693,433)	(686,661)
TOTAL STOCKHOLDERS’ EQUITY	60,089,870	61,632,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$70,509,866	$73,177,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

3

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31
	2017	2016

Sales	$20,800,079	$24,666,444
Cost of sales	14,835,014	17,897,426
Gross profit	5,965,065	6,769,018
Operating expenses:
Selling, general and administrative expenses	7,037,255	9,637,061
Pension liability adjustment gains	—	(4,147,836)
Restructuring expense	387,638	—
Total operating expenses	7,424,893	5,489,225
Operating (loss) income	(1,459,828)	1,279,793
Other income (expenses):
Investment and other income	41,686	27,652
(Loss) Gain on sale of assets	(17,800)	808,322
Interest and other expense	(9,559)	(9,071)
Foreign currency translation loss	—	(4,238,497)
Other income (expense), net	14,327	(3,411,594)
Loss from operations before income taxes	(1,445,501)	(2,131,801)
Income tax expense	70,011	334,866
Net loss	(1,515,512)	(2,466,667)
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	—	(4,147,836)
Unrealized gain on available-for-sale securities	(1,784)	37,003
Foreign currency translation adjustment	(4,988)	4,324,966
Total other comprehensive (loss) income	(6,772)	214,133
Comprehensive loss	$(1,522,284)	$(2,252,534)

Basic net loss per share:	$(0.17)	$(0.28)
Diluted net loss per share:	$(0.17)	$(0.28)
Weighted Average Basic Shares Outstanding	8,894,195	8,859,865
Weighted Average Dilutive Shares Outstanding	8,894,195	8,859,865
Dividends declared per share	$0.04	$0.16

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2016	8,877,379	$443,869	$41,279,281	$20,596,203	$(686,661)	$61,632,692
Net loss				(1,515,512)		(1,515,512)
Issuance of common stock under Employee Stock Purchase Plan	6,156	308	28,194			28,502
Issuance of common stock to Employee Stock Ownership Plan	47,248	2,362	216,396			218,758
Issuance of common stock under Executive Stock Plan	8,464	423	0			423
Share based compensation			93,018			93,018
Other share retirements	(1,607)	(80)	(7,444)	598		(6,926)
Shareholder dividends				(354,313)		(354,313)
Other comprehensive loss					(6,772)	(6,772)
BALANCE AT MARCH 31, 2017	8,937,640	$446,882	$41,609,445	$18,726,976	$(693,433)	$60,089,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

5

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,515,512)	$(2,466,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	873,357	890,411
Share based compensation	93,018	279,642
Deferred taxes	9,415	(29,972)
Gain on sale of assets	17,800	(808,322)
Excess tax benefit from share-based payments	—	22,874
Changes in assets and liabilities:
Trade receivables	780,483	(633,822)
Inventories	2,301,681	45,478
Prepaid income taxes	33,794	178,159
Other assets	1,004	(350,173)
Accounts payable	(1,396,445)	(1,119,113)
Accrued compensation and benefits	674,910	196,909
Other accrued liabilities	(181,336)	283,666
Income taxes payable	2,045	(13,555)
Other	—	49,103
Net cash provided by (used in) operating activities	1,694,214	(3,475,382)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,082)	(806,970)
Proceeds from the sale of fixed assets	—	969,114
Proceeds from the sale of investments	3,435,154	1,257,324
Net cash provided by investing activities	3,397,072	1,419,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	—	1,500,000
Cash dividends paid	(368,388)	(1,418,741)
Mortgage principal payments	—	(103,603)
Proceeds from issuance of common stock, net of shares withheld	21,999	29,529
Excess tax expense benefit from share-based payments	—	(22,874)
Payment of deferred consideration related to acquisition	—	(300,000)
Net cash used in financing activities	(346,389)	(315,689)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(16,910)	18,182
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,727,987	(2,353,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,443,274	9,812,737
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,171,261	$7,459,316
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$24,739	$198,418
Interest paid	9,448	8,058
Dividends declared not paid	398,467	1,495,544
Capital expenditures in accounts payable	—	81,700
Acquisition costs in accrued consideration	—	142,234

The accompanying notes are an integral part of the condensed consolidated financial statements.

6

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

The Company classifies its businesses into four segments corresponding to the Suttle, Transition Networks, JDL Technologies and Net2Edge business units. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2017 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended March 31, 2017 and 2016 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended March 31, 2017 are not necessarily indicative of operating results for the entire year.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions used in the accompanying condensed consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the time of the financial statements. Actual results could differ from those estimates.

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company‘s Annual Report on Form 10-K for the year ended December 31, 2016, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2016	$(704,000)	$17,000	$(687,000)

Net current period change	(5,000)	(2,000)	(7,000)

March 31, 2017	$(709,000)	$15,000	$(694,000)

The Company recognized $4,238,000 in foreign currency translation losses within the income statement during the first quarter of 2016 due to the substantial liquidation of our Austin Taylor facility in the U.K. Refer to Note 11 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016.

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$7,303,000	$—	$—	$7,303,000	$7,303,000	$—	$—
Subtotal	7,303,000	—	—	7,303,000	7,303,000	—	—

Investments:
Certificates of deposit	2,367,000	2,000	(1,000)	2,368,000	—	2,368,000	—
Subtotal	2,367,000	2,000	(1,000)	2,368,000	—	2,368,000	—

Total	$9,670,000	$2,000	$(1,000)	$9,671,000	$7,303,000	$2,368,000	$—

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000	$3,851,000	$—	$—
Subtotal	3,851,000	—	—	3,851,000	3,851,000	—	—

Investments:
Certificates of deposit	4,291,000	4,000	(1,000)	4,294,000	—	4,294,000	—
Corporate Notes/Bonds	1,511,000	—	—	1,511,000	—	1,511,000	—
Subtotal	5,802,000	4,000	(1,000)	5,805,000	—	5,805,000	—

Total	$9,653,000	$4,000	$(1,000)	$9,656,000	$3,851,000	$5,805,000	$—

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses shown above to be temporary in nature. The Company intends to hold these investments until it can recover the full principal amount and has the ability to do so based on its other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2017 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2017.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2017:

	Amortized Cost	Estimated Market Value

Due within one year	$2,367,000	$2,368,000

The Company did not recognize any gross realized gains, and gross realized losses were immaterial, during the three-month periods ending March 31, 2017 and 2016, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2017. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2017, after giving effect to the shares issued as of that date, 70,709 shares remain available for purchase under the ESPP.

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

During 2017, stock options covering 208,186 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 90,954 shares to key employees during the first quarter of 2017 under the Company’s long-term incentive plan for performance over the 2017 to 2019 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three-year period ending December 31, 2019 and any shares earned will be issued in the first quarter of 2020 to those key employees still with the Company at that time.

At March 31, 2017, 146,047 shares have been issued under the 2011 Incentive Plan, 1,270,851 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 583,102 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of March 31, 2017, there were 63,000 shares subject to outstanding options under the Director Plan.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future equity awards. At March 31, 2017, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 10,230 shares reserved for issuance under the Stock Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2016 to March 31, 2017:

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2016	922,930	$10.10	4.90
Awarded	208,186	4.44
Exercised	—	—
Forfeited	(19,782)	12.00
Outstanding – March 31, 2017	1,111,334	9.00	5.09

Exercisable at March 31, 2017	553,394	$11.25	4.05
Expected to vest March 31, 2017	1,111,334	9.00	5.09

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2017 was $0. The intrinsic value of all options exercised during the three months ended March 31, 2017 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three-month periods ended March 31, 2017 and 2016.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2016 to March 31, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	149,260	$9.55
Granted	100,239	4.42
Vested	(8,464)	12.50
Forfeited	(35,422)	10.76
Outstanding – March 31, 2017	205,613	6.72

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2016 to March 31, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	27,134	$8.65
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding – March 31, 2017	27,134	8.65

Compensation Expense

Share-based compensation expense recognized for the three-month period ended March 31, 2017 was $93,000 before income taxes and $60,000 after income taxes. Share-based compensation expense recognized for the three-month period ended March 31, 2016 was $280,000 before income taxes and $182,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $691,000 at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.5 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the three-month periods ended March 31, 2017 and 2016 were $ 0 and $ (23,000), respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	March 31	December 31
	2017	2016
Finished goods	$10,663,000	$12,083,000
Raw and processed materials	9,247,000	10,122,000
	$19,910,000	$22,205,000

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 by segment are as follows:

JDL Technologies

January 1, 2017	$1,463,000

Goodwill acquired	—

March 31, 2017	$1,463,000

Gross goodwill	1,463,000
Accumulated impairment loss	—
Balance at March 31, 2017	$1,463,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	93,000	(53,000)	(20,000)	20,000
Customer relationships	491,000	(212,000)	(117,000)	162,000
Technology	229,000	(175,000)	(54,000)	—
	813,000	(440,000)	(191,000)	182,000

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net

Trademarks	91,000	(50,000)	(20,000)	21,000
Customer relationships	491,000	(200,000)	(122,000)	169,000
Technology	229,000	(172,000)	(57,000)	—
	811,000	(422,000)	(199,000)	190,000

Amortization expense on these identifiable intangible assets was $12,000 and $24,000 in 2017 and 2016, respectively. The amortization expense is included in selling, general and administrative expenses. At March 31, 2017, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2017 and all of the following four fiscal years is as follows:

Year Ending December 31:
2017	$36,000
2018	44,000
2019	39,000
2020	39,000
2021	23,000

NOTE 6 – WARRANTY

We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. The actual warranty expense could differ from the estimates made by the Company based on product performance. The warranty liability is included in other accrued liabilities on the condensed consolidated balance sheet.

The following table presents the changes in the Company’s warranty liability for the three-month periods ended March 31, 2017 and 2016, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2017	2016
Beginning balance	$600,000	$554,000
Amounts charged to expense	(5,000)	19,000
Actual warranty costs paid	(14,000)	(34,000)
Ending balance	$581,000	$539,000

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 8 – DEBT

Long-term Debt

The mortgage on the Company’s headquarters building was payable in monthly installments and carried an interest rate of 6.83%. The mortgage matured on March 1, 2016 and the Company paid $104,000 in the first quarter of 2016 to fully settle the liability.

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank. The Company had no outstanding borrowings against the line of credit at March 31, 2017 and December 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2017 was $10,943,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.0% at March 31, 2017). The credit agreement expires August 12, 2021 and is secured by assets of the Company. Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at March 31, 2017.

NOTE 9 – INCOME TAXES

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

At March 31, 2017 there was $220,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2013-2016 remain open to examination by the Internal Revenue Service and the years 2012-2016 remain open to examination by various state tax departments. The tax years from 2013-2016 remain open in Costa Rica. In April 2016, we received notification from the Internal Revenue Service that it would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. As of March 31, 2017, the examination was still in progress. We do not expect that any settlement or payment that may result from the examination will have a material effect on our results of operations.

The Company’s effective income tax rate was (4.8%) for the first three months of 2017. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (31.0%) for the three months ended March 31, 2017. There were no additional uncertain tax positions identified in the first quarter of 2017. The Company‘s effective income tax rate for the three months ended March 31, 2016 was (15.7%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

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

Information concerning the Company’s continuing operations in the various segments for the three-month periods ended March 31, 2017 and 2016 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2017
Sales	$8,772,000	$9,004,000	$2,864,000	$357,000	$—	$(197,000)	$20,800,000
Cost of sales	7,714,000	5,119,000	1,903,000	100,000	—	(1,000)	14,835,000
Gross profit	1,058,000	3,885,000	961,000	257,000	—	(196,000)	5,965,000
Selling, general and administrative expenses	2,210,000	3,739,000	576,000	708,000		(196,000)	7,037,000
Restructuring expense	388,000	—	—	—	—	—	388,000
Operating (loss) income	$(1,540,000)	$146,000	$385,000	$(451,000)	$—	$—	$(1,460,000)

Depreciation and amortization	$591,000	$187,000	$77,000	$18,000	$—	$—	$873,000

Capital expenditures	$23,000	$—	$2,000	$9,000	$4,000	$—	$38,000

Assets	$32,824,000	$15,426,000	$5,427,000	$1,468,000	$15,392,000	$(27,000)	$70,510,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2016
Sales	$11,789,000	$8,330,000	$4,312,000	$569,000	$—	$(334,000)	$24,666,000
Cost of sales	9,744,000	5,147,000	2,858,000	241,000	—	(93,000)	17,897,000
Gross profit	2,045,000	3,183,000	1,454,000	328,000	—	(241,000)	6,769,000
Selling, general and administrative expenses	3,487,000	4,638,000	1,006,000	731,000	—	(225,000)	9,637,000
Pension liability adjustment gains	—	—	—	—	(4,148,000)	—	(4,148,000)
Operating (loss) income	$(1,442,000)	$(1,455,000)	$448,000	$(403,000)	$4,148,000	$(16,000)	$1,280,000

Depreciation and amortization	$576,000	$221,000	$61,000	$33,000	$—	$—	$891,000

Capital expenditures	$479,000	$85,000	$75,000	$—	$184,000	$(16,000)	$807,000

Assets	$38,941,000	$19,617,000	$5,649,000	$2,295,000	$18,234,000	$(22,000)	$84,714,000

NOTE 11 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintained a defined benefit pension plan for its employees through March 31, 2016. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31
	2017	2016
Service cost	$—	$—
Interest cost	—	26,000
Expected return on assets	—	(24,000)
Settlement benefit	—	(43,000)
Net periodic pension benefit	$—	$(41,000)

The Company settled all its obligations under this pension plan in the first quarter of 2016. The Company had contributed $650,000 toward the settlement of the pension into annuities in 2015, which resulted in the recognition of $1,222,000 of pension settlement costs in the income statement in the fourth quarter of 2015. The Company contributed an additional $68,000 toward the settlement in the first quarter of 2016, which resulted in a benefit of $43,000 recorded within operating expenses. As a result of the final settlement of all of its pension obligations, in the first quarter of 2016, the Company recorded $4,148,000 in pension liability adjustment gains previously recorded in accumulated other comprehensive income within operating expenses in the consolidated statement of income.

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three month periods ended March 31, 2017 and 2016. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three months of 2017 and 2016, there was no dilutive impact from stock options or unvested shares. Options totaling 903,148 and 753,591 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 190,812 and 167,390 shares would not have been included for the three months ended March 31, 2017 and 2016 because of unmet performance conditions.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016, are summarized below:

March 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$7,303,000	$—	$—	$7,303,000
Subtotal	7,303,000	—	—	7,303,000

Short-term investments:
Certificates of deposit	—	2,368,000	—	2,368,000
Subtotal	—	2,368,000	—	2,368,000

Total	$7,303,000	$2,368,000	$—	$9,671,000

December 31, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000
Subtotal	3,851,000	—	—	3,851,000

Short-term investments:
Certificates of deposit	—	4,294,000	—	4,294,000
Corporate Notes/Bonds	—	1,511,000	—	1,511,000
Subtotal	—	5,805,000	—	5,805,000

Total	$3,851,000	$5,805,000	$—	$9,656,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2017.

NOTE 14 – RESTRUCTURING

During the three-months ended March 31, 2017, the Company recorded $388,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. We expect to transfer substantially all of the production by the end of the second quarter of 2017 with total 2017 restructuring costs expected to be $1,900,000. Any remaining assets will be transferred to the Company’s facilities in Minnesota for use in operations. The Company paid $95,000 in restructuring charges during the first quarter of 2017 and had $293,000 in restructuring accruals recorded in accrued compensation and benefits at March 31, 2017 that are expected to be paid during 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer customers the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

●	Net2Edge enables telecommunications carriers to connect legacy networks to high-speed services.

First Quarter 2017 Summary

●	Consolidated sales of $20.8 million compared to $24.7 million in Q1 2016, resulting primarily from lower sales at Suttle.

●	Operating loss was $1.5 million compared to operating income of $1.3 million in Q1 2016.

●	Net loss was $1.5 million, or ($0.17) per diluted share, compared to a net loss of $2.5 million, or ($0.28) per diluted share, in Q1 2016.

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission (“SEC“), in press releases, and in other communications to shareholders or the investing public, the Company may make “forward looking statements“ within the meaning of the Private Securities Litigation Reform Act of 1995 concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,“ “expects,“ “anticipates,“ “intends“ or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

General Risks and Uncertainties:

●	The ability of the CSI parent to oversee and ensure that the Company’s four operating units function in an efficient and cost-effective manner;

●	The ability of our four business units to operate profitably; and

●	The impact of changing government expenditures in our markets.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as recent, increased pressure on our margins;

●	Suttle’s ability to continue to introduce and sell new fiber-network based-products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products; and

●	Suttle’s ability to effectively and efficiently move manufacturing operations from its Costa Rica facility to its Hector, Minnesota facility.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs for supply of its products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain business from its traditional South Florida school district customer;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses, including profitably leveraging its June 1, 2015 acquisition of Twisted Technologies; and

●	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop new products and increase its revenues to cover its fixed and variable costs.

In addition, the Company will discuss other factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company‘s most recently filed annual report on Form 10-K or quarterly reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Consolidated sales declined 16% in 2017 to $20,800,000 compared to $24,666,000 in 2016. Consolidated operating loss in 2017 was $1,460,000 compared to operating income of $1,280,000 in the first quarter of 2016. Net loss in 2017 was $1,516,000 or $ (0.17) per share compared to net loss of $2,467,000 or $ (0.28) per share in the first quarter of 2016.

Suttle Results

Suttle sales decreased 26% in the first quarter of 2017 to $8,772,000 compared to $11,789,000 in the same period of 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and lower international sales.

Sales by customer groups in the first quarter of 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$8,015,000	$10,574,000
International	124,000	537,000
Distributors	633,000	678,000
	$8,772,000	$11,789,000

Suttle’s sales by product groups in first quarter of 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$7,745,000	$10,598,000
DSL and other products	1,027,000	1,191,000
	$8,772,000	$11,789,000

Sales to the major communication service providers decreased 24% in 2017 due to continuing pricing pressures, volume declines in legacy products, and new project delays. Sales to major communication service providers accounted for 91% of Suttle’s sales in the first quarter of 2017 compared to 90% of sales in 2016. Sales to distributors decreased 7% in 2017 due to volume declines in legacy products and accounted for 7% and 6% of sales in the first quarters of 2017 and 2016, respectively. International sales decreased 77% in 2017 and accounted for 1% of Suttle’s first quarter 2017 sales, due to reduced volume from legacy products in major telecommunications customers.

Sales of structured cabling and connecting system products decreased 27% due to volume declines as a result of project delays from major telecommunications customers.

Suttle’s gross margin decreased 48% in the first quarter of 2017 to $1,058,000 compared to $2,045,000 in the same period of 2016. Gross margin as a percentage of sales decreased to 12.1% from 17.3% in the same period of 2016 primarily due to an increase in the reserve for obsolete inventory. Selling, general and administrative expenses decreased 37% to $2,210,000, or 25.2% of sales, in the first quarter of 2017 compared to $3,487,000, or 29.6% of sales, in the same period in 2016 due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $263,000 and $840,000 in research and development expenses in the respective 2017 and 2016 first quarters. Suttle incurred $388,000 in restructuring expense in the first quarter of 2017 related to the planned closure of its Costa Rica facility in 2017. Suttle incurred an operating loss of $1,540,000 in the first quarter of 2017 compared to an operating loss of $1,442,000 in 2016.

Transition Networks Results

Transition Networks sales increased 8% to $9,004,000 in the first quarter of 2017 compared to $8,330,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2017	2016
North America	$7,071,000	$6,250,000
Rest of World	1,445,000	1,199,000
Europe, Middle East, Africa (“EMEA”)	488,000	881,000
	$9,004,000	$8,330,000

The following table summarizes Transition Networks’ 2017 and 2016 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$5,484,000	$5,335,000
Ethernet switches and adapters	1,679,000	1,543,000
Other products	1,841,000	1,452,000
	$9,004,000	$8,330,000

Sales in North America increased $821,000, or 13%, due to continuing strong sales to carrier customers. International sales decreased $147,000, or 7%, due to poor economic conditions in EMEA partially offset by stronger performance in Rest of World. Media converters increased 3% or $149,000 and Ethernet switches and adapters increased 9% or $136,000 due to improving sales in North America. All other products increased 27% or $389,000 due to strong accessory sales.

Gross margin on first quarter sales increased to $3,885,000 in 2017 as compared to $3,183,000 in 2016. Gross margin as a percentage of sales increased to 43.1% in 2017 from 38.2% in 2016 due to improved product mix. Selling, general and administrative expenses decreased 19% to $3,739,000, or 41.5% of sales, in 2017 compared to $4,638,000, or 55.7% of sales, in 2016 due to actions taken in 2016 to reduce selling expenses. Transition Networks had operating income of $146,000 in 2017 compared to an operating loss of $1,455,000 in 2016.

JDL Technologies Results

JDL Technologies sales decreased 34% to $2,864,000 in the first quarter of 2017 compared to $4,312,000 in 2016.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2017	2016
Education	$2,063,000	$3,090,000
Healthcare and commercial clients	801,000	1,222,000
	$2,864,000	$4,312,000

Revenues from the education sector decreased $1,027,000 or 33% in the first quarter of 2017 as compared to the 2016 first quarter due to the gradual winding down of the current network refresh cycle. Revenue from sales to small and medium-sized commercial businesses (SMBs), which are primarily healthcare and commercial clients, decreased $421,000, or 34%, due to fewer infrastructure refresh projects. This is due to JDL’s continued focus on managed services revenue over incident or project based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects.

Gross margin decreased 34% to $961,000 in the first quarter of 2017 compared to $1,454,000 in the same period in 2016. Gross margin as a percentage of sales remained stable at 33.6% in 2017 compared to 33.7% in 2016. Selling, general and administrative expenses decreased 43% in 2017 to $576,000, or 20.1% of sales, compared to $1,006,000, or 23.3% of sales, in 2016 due to cost saving measures taken over the past year. JDL Technologies reported operating income of $385,000 in the first quarter of 2017 compared to income of $448,000 in the same period of 2016.

Net2Edge Results

Net2Edge’s sales decreased 37% to $357,000 in the first quarter of 2017 compared to $569,000 in 2016 due to timing of customer projects. Gross margin decreased 22% to $257,000 in the first quarter of 2017 compared to $328,000 in the same period of 2016. Gross margin as a percentage of sales increased to 72.0% in 2017 from 57.6% in 2016. Selling, general and administrative expenses decreased 3% in 2017 to $708,000 compared to $731,000 in 2016. Net2Edge reported an operating loss of $451,000 in the first quarter of 2017 compared to a loss of $403,000 in the same period of 2016.

Other

The Company’s loss before income taxes decreased to $1,446,000 in 2017 compared to $2,132,000 in 2016 due to an overall decrease in selling, general and administrative expenses. The Company’s effective income tax rate was (4.8%) in 2017 and (15.7%) in 2016. This effective tax rate for 2017 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2017, the Company had approximately $17,540,000 in cash, cash equivalents and investments. Of this amount, $7,303,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are fully insured through the FDIC. The Company also had $2,368,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at March 31, 2017.

The Company had working capital of $43,423,000 at March 31, 2017, consisting of current assets of approximately $53,642,000 and current liabilities of $10,219,000 compared to working capital of $44,005,000 at December 31, 2016 consisting of current assets of $55,373,000 and current liabilities of $11,368,000.

Cash flow provided by operating activities was approximately $1,694,000 in 2017 compared to $3,475,000 used in the same period of 2016. Significant working capital changes from December 31, 2016 to March 31, 2017 included a decrease in inventory of $2,302,000 and a decrease in payables of $1,396,000.

Net cash provided by investing activities was $3,397,000 in 2017 and $1,419,000 in 2016, due to proceeds from the sale of investments.

Net cash used in financing activities was $346,000 in 2017 compared to $316,000 used in financing activities in 2016. Cash dividends paid on common stock decreased to $368,000 in 2017 ($0.04 per common share) from $1,419,000 in 2016 ($0.16 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $29,000 in 2017 and $51,000 in 2016. The Company did not repurchase any shares in 2017 or 2016 under the Board-authorized program. At March 31, 2017, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $7,000 and $21,000 in 2017 and 2016, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.0% at March 31, 2017). The Company had no outstanding borrowings against the line of credit at March 31, 2017. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2016 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2017.

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

In July 2015, the FASB issued an accounting standard on inventory, which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. This standard requires entities to compare the cost of inventory to one measure – net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard is effective for the annual period beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. The Company adopted this standard in the first quarter of 2017 with no material impact on its consolidated financial statements.

In November 2015, the FASB issued an accounting standard on deferred taxes, which removes the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2017 and other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, there was no material impact on its consolidated financial statements.

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

In March 2016, the FASB issued a new accounting standard that will change certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017 with no material impact on our financial condition or results of operations.

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

In January 2017, the FASB issued new accounting guidance regarding the simplification of the test for goodwill impairment. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit‘s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The standard will be effective for annual and interim periods beginning January 1, 2020, with early adoption permitted. We are currently evaluating the standard and timing of adoption, but expect that it will not have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2017 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%.

Based on the Company’s operations, in the opinion of management, no material future losses or exposure exist relative to market risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation and because of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, management concluded that the Company’s disclosure controls and procedures are not effective.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting, except for the implementation of the remediation plan as described in this section. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective.

Financial Management/Enterprise Resource Planning Systems. Based on management’s testing and evaluation, we identified a material weakness in our internal controls surrounding segregation of duty conflicts in our financial management/enterprise resource planning (“ERP“) systems. We did not design and maintain processes to (i) restrict access to appropriate users and (ii) to evaluate whether appropriate segregation of duties was maintained throughout the year. Several individuals had access to programs and data, or had approval authority, beyond what they needed to perform their individual job responsibilities, and the Company did not maintain adequate independent monitoring of these individuals. In addition, we did not track or verify changes made to our vendor master file data were appropriate. These failures would have allowed individual users to override other internal controls by setting up a vendor and approving payments to that vendor.

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

(a) Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Control

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2017	—	$—	—	411,910
February 2017	—	—	—	411,910
March 2017	1,607	4.40	—	411,910
Total	1,607	$4.40	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated May 4, 2017 announcing 2017 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: May 5, 2017		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: May 5, 2017		Chief Financial Officer