Form 10-Q
period 2017-06-30
COMMUNICATIONS SYSTEMS INC
filed 2017-08-18
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2017
Common Stock, par value $.05 per share	NASDAQ	8,956,343

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30	December 31
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$19,112,086	$10,443,274
Investments	1,444,556	5,805,276
Trade accounts receivable, less allowance for doubtful accounts of $130,000 and $77,000, respectively	12,750,055	14,552,191
Inventories	18,274,381	22,204,902
Prepaid income taxes	595,273	1,400,118
Other current assets	978,082	967,332
TOTAL CURRENT ASSETS	53,154,433	55,373,093

PROPERTY, PLANT AND EQUIPMENT, net	14,197,023	15,719,403
OTHER ASSETS:
Goodwill	—	1,462,503
Other assets, net	290,735	622,017
TOTAL OTHER ASSETS	290,735	2,084,520
TOTAL ASSETS	$67,642,191	$73,177,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,483,710	$6,953,710
Accrued compensation and benefits	3,072,470	2,149,973
Other accrued liabilities	1,679,387	1,851,938
Dividends payable	397,768	412,542
TOTAL CURRENT LIABILITIES	11,633,335	11,368,163
LONG TERM LIABILITIES:
Long-term compensation plans	53,907	16,299
Uncertain tax positions	110,973	106,864
Deferred income taxes	—	52,998
TOTAL LONG-TERM LIABILITIES	164,880	176,161
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,956,343 and 8,877,379 shares issued and outstanding, respectively	447,817	443,869
Additional paid-in capital	41,786,018	41,279,281
Retained earnings	14,267,533	20,596,203
Accumulated other comprehensive loss	(657,392)	(686,661)
TOTAL STOCKHOLDERS’ EQUITY	55,843,976	61,632,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,642,191	$73,177,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Sales	$22,068,462	$26,311,442	$42,868,541	$50,977,886
Cost of sales	16,057,822	18,935,699	30,892,836	36,833,125
Gross profit	6,010,640	7,375,743	11,975,705	14,144,761
Operating expenses:
Selling, general and administrative expenses	7,318,047	10,047,201	14,355,302	19,684,262
Pension liability adjustment gains	—	—	—	(4,147,836)
Impairment loss	1,617,389	—	1,617,389	—
Restructuring expense	1,141,992	—	1,529,630	—
Total operating expenses	10,077,428	10,047,201	17,502,321	15,536,426
Operating loss	(4,066,788)	(2,671,458)	(5,526,616)	(1,391,665)
Other income (expenses):
Investment and other income (loss)	(1,667)	72,484	40,019	100,136
(Loss) Gain on sale of assets	(40,446)	—	(58,246)	808,322
Interest and other expense	(9,481)	(41,074)	(19,040)	(50,146)
Foreign currency translation loss	—	—	—	(4,238,497)
Other (expense) income, net	(51,594)	31,410	(37,267)	(3,380,185)
Loss from operations before income taxes	(4,118,382)	(2,640,048)	(5,563,883)	(4,771,850)
Income tax (benefit) expense	(27,685)	(95,550)	42,326	239,316
Net loss	(4,090,697)	(2,544,498)	(5,606,209)	(5,011,166)
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	—	—	—	(4,147,836)
Unrealized gain on available-for-sale securities	(1,163)	1,300	(2,947)	38,304
Foreign currency translation adjustment	37,204	(171,841)	32,216	4,153,125
Total other comprehensive income (loss)	36,041	(170,541)	29,269	43,593
Comprehensive loss	$(4,054,656)	$(2,715,039)	$(5,576,940)	$(4,967,573)

Basic net loss per share:	$(0.46)	$(0.29)	$(0.63)	$(0.56)
Diluted net loss per share:	$(0.46)	$(0.29)	$(0.63)	$(0.56)
Weighted Average Basic Shares Outstanding	8,947,070	8,849,236	8,920,779	8,899,056
Weighted Average Dilutive Shares Outstanding	8,947,070	8,849,236	8,920,779	8,899,056
Dividends declared per share	$0.04	$0.16	$0.08	$0.32

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2016	8,877,379	$443,869	$41,279,281	$20,596,203	$(686,661)	$61,632,692
Net loss				(5,606,209)		(5,606,209)
Issuance of common stock under Employee Stock Purchase Plan	11,518	576	51,519			52,095
Issuance of common stock to Employee Stock Ownership Plan	47,248	2,362	216,396			218,758
Issuance of common stock under Executive Stock Plan	21,805	1,090	0			1,090
Share based compensation			246,266			246,266
Other share retirements	(1,607)	(80)	(7,444)	598		(6,926)
Shareholder dividends				(723,059)		(723,059)
Other comprehensive income					29,269	29,269
BALANCE AT JUNE 30, 2017	8,956,343	$447,817	$41,786,018	$14,267,533	$(657,392)	$55,843,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,606,209)	$(5,011,166)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,722,382	1,833,848
Share based compensation	246,266	449,997
Deferred taxes	(52,999)	(20,528)
Impairment loss	1,617,389	—
Change in fair value of acquisition-related contingent consideration	—	(20,229)
Loss (gain) on sale of assets	58,246	(808,322)
Excess tax benefit from share-based payments	—	49,543
Changes in assets and liabilities:
Trade accounts receivable	1,813,679	631,205
Inventories	3,958,892	(1,843,034)
Prepaid income taxes	806,070	(24,889)
Other assets	152,665	(821,584)
Accounts payable	(644,549)	1,763,436
Accrued compensation and benefits	1,176,457	1,185,587
Other accrued liabilities	(183,883)	120,537
Income taxes payable	4,109	(38,610)
Other	—	52,402
Net cash provided by (used in) operating activities	5,068,515	(2,501,807)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(138,374)	(1,271,190)
Proceeds from the sale of property, plant and equipment	73,400	969,114
Proceeds from the sale of investments	4,357,774	1,504,862
Net cash provided by investing activities	4,292,800	1,202,786
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	—	3,100,000
Cash dividends paid	(737,833)	(2,844,805)
Mortgage principal payments	—	(103,603)
Proceeds from issuance of common stock, net of shares withheld	46,259	57,368
Excess tax expense benefit from share-based payments	—	(49,543)
Payment of deferred consideration related to acquisition	—	(300,000)
Net cash used in financing activities	(691,574)	(140,583)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(929)	(118,677)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,668,812	(1,558,281)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,443,274	9,812,737
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,112,086	$8,254,456
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(662,821)	$274,918
Interest paid	19,641	23,327
Dividends declared not paid	397,768	1,503,034
Capital expenditures in accounts payable	171,985	26,418
Acquisition costs in accrued consideration	—	122,005

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2017 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended June 30, 2017 and 2016 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended June 30, 2017 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2016	$(704,000)	$17,000	$(687,000)

Net current period change	33,000	(3,000)	30,000

June 30, 2017	$(671,000)	$14,000	$(657,000)

The Company recognized $4,238,000 in foreign currency translation losses within the income statement during the first quarter of 2016 due to the substantial liquidation of our Austin Taylor facility in the U.K. Refer to Note 11 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016.

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2017 and December 31, 2016:

June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,245,000	$—	$—	$8,245,000	$8,245,000	$—	$—
Subtotal	8,245,000	—	—	8,245,000	8,245,000	—	—

Investments:
Certificates of deposit	1,445,000	—	—	1,445,000	—	1,445,000	—
Subtotal	1,445,000	—	—	1,445,000	—	1,445,000	—

Total	$9,690,000	$—	$—	$9,690,000	$8,245,000	$1,445,000	$—

December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000	$3,851,000	$—	$—
Subtotal	3,851,000	—	—	3,851,000	3,851,000	—	—

Investments:
Certificates of deposit	4,291,000	4,000	(1,000)	4,294,000	—	4,294,000	—
Corporate Notes/Bonds	1,511,000	—	—	1,511,000	—	1,511,000	—
Subtotal	5,802,000	4,000	(1,000)	5,805,000	—	5,805,000	—

Total	$9,653,000	$4,000	$(1,000)	$9,656,000	$3,851,000	$5,805,000	$—

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses shown above to be temporary in nature. The Company intends to hold these investments until it can recover the full principal amount and has the ability to do so based on its other sources of liquidity. The Company expects these recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2017 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2017.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2017:

	Amortized Cost	Estimated Market Value

Due within one year	$1,445,000	$1,445,000

The Company did not recognize any gross realized gains or losses during the three and six month periods ending June 30, 2017 and 2016, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2017. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2017, after giving effect to the shares issued as of that date, 65,347 shares remain available for purchase under the ESPP.

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

During 2017, stock options covering 259,686 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 100,239 shares to key employees during the first quarter of 2017 under the Company’s long-term incentive plan for performance over the 2017 to 2019 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three-year period ending December 31, 2019 and any shares earned will be issued in the first quarter of 2020 to those key employees still with the Company at that time.

At June 30, 2017, 159,388 shares have been issued under the 2011 Incentive Plan, 1,302,763 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 537,849 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of June 30, 2017, there were 51,000 shares subject to outstanding options under the Director Plan.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future equity awards. At June 30, 2017, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 10,230 shares reserved for issuance under the Stock Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2016 to June 30, 2017:

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2016	922,930	$10.10	4.90
Awarded	259,686	4.42
Exercised	—	—
Forfeited	(34,888)	11.47
Outstanding – June 30, 2017	1,147,728	8.77	4.99

Exercisable at June 30, 2017	671,183	$10.51	4.23
Expected to vest June 30, 2017	1,147,728	8.77	4.99

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2017 was $0. The intrinsic value of all options exercised during the six months ended June 30, 2017 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the six month periods ended June 30, 2017 and 2016.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2016 to June 30, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	149,260	$9.55
Granted	100,239	4.42
Vested	(8,464)	12.50
Forfeited	(38,111)	10.82
Outstanding – June 30, 2017	202,924	6.65

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2016 to June 30, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	27,134	$8.65
Granted	—	—
Issued	(13,341)	11.05
Forfeited	—	—
Outstanding – June 30, 2017	13,793	6.33

Compensation Expense

Share-based compensation expense recognized for the six month period ended June 30, 2017 was $246,000 before income taxes and $160,000 after income taxes. Share-based compensation expense recognized for the six month period ended June 30, 2016 was $450,000 before income taxes and $292,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $616,000 at June 30, 2017 and is expected to be recognized over a weighted-average period of 2.3 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the six month periods ended June 30, 2017 and 2016 were $ 0 and $ (50,000), respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	June 30	December 31
	2017	2016
Finished goods	$9,597,000	$12,083,000
Raw and processed materials	8,677,000	10,122,000
	$18,274,000	$22,205,000

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. In January 2017, the FASB issued new accounting guidance regarding the simplification of the test for goodwill impairment. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The Company chose to adopt this standard early for the annual impairment analysis in 2017. The Company performed the first step of the previous two-step process, which requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, an impairment adjustment must be recorded.

The Company performs its annual impairment analysis as of April 1 each year. The Company analyzed the reporting unit that had the goodwill and also analyzed the company as a whole, including the Company’s four separate reporting units. Although JDL Technologies had been profitable for the past eight quarters, the cyclicality and unpredictability of revenues from its education sector raised issues in forecasting cash flows in future quarters used to estimate the reporting unit’s fair value. Based on this analysis of comparing the fair value of each reporting unit to the book value, and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeded the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 by segment are as follows:

JDL Technologies
January 1, 2017	$1,463,000

Impairment loss	(1,463,000)

June 30, 2017	$—

Gross goodwill	1,463,000
Accumulated impairment loss	(1,463,000)
Balance at June 30, 2017	$—

As part of the overall annual impairment analysis noted above, the Company also reviewed other intangible assets for potential impairment. Based on this analysis, the Company deemed the intangible assets related to customer relationships to be impaired and recorded a $154,000 impairment loss during the second quarter of 2017.

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$93,000	$(58,000)	$—	$(17,000)	$18,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(182,000)	—	(47,000)	—
	$813,000	$(470,000)	$(154,000)	$(171,000)	$18,000

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$91,000	$(50,000)	$—	$(20,000)	$21,000
Customer relationships	491,000	(200,000)	—	(122,000)	169,000
Technology	229,000	(172,000)	—	(57,000)	—
	$811,000	$(422,000)	$—	$(199,000)	$190,000

Amortization expense on these identifiable intangible assets was $24,000 and $47,000 for the six months ended 2017 and 2016, respectively. The amortization expense is included in selling, general and administrative expenses. At June 30, 2017, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2017 and all of the following four fiscal years is as follows:

Year Ending December 31:
2017	$5,000
2018	7,000
2019	2,000
2020	2,000
2021	2,000

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

The following table presents the changes in the Company’s warranty liability for the six month periods ended June 30, 2017 and 2016, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2017	2016
Beginning balance	$600,000	$554,000
Amounts charged to expense	25,000	78,000
Actual warranty costs paid	(35,000)	(58,000)
Ending balance	$590,000	$574,000

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

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at June 30, 2017 and December 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2017 was $9,971,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.2% at June 30, 2017). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at June 30, 2017.

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

At June 30, 2017 there was $222,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2013-2016 remain open to examination by the Internal Revenue Service and the years 2012-2016 remain open to examination by various state tax departments. The tax years from 2013-2016 remain open in Costa Rica. In April 2016, we received notification from the Internal Revenue Service that they would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. As of June 30, 2017, the examination was complete. The settlement and payment that resulted from the examination did not have a material effect on our results of operations.

The Company’s effective income tax rate was (0.8%) for the first six months of 2017. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (18.2%) for the six months ended June 30, 2017. There were no additional uncertain tax positions identified in the first six months of 2017. The Company’s effective income tax rate for the six months ended June 30, 2016 was (5.0%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets.

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

Information concerning the Company’s continuing operations in the various segments for the three and six month periods ended June 30, 2017 and 2016 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2017
Sales	$8,580,000	$9,500,000	$4,026,000	$180,000	$—	$(218,000)	$22,068,000
Cost of sales	7,767,000	5,206,000	3,065,000	40,000	—	(20,000)	16,058,000
Gross profit	813,000	4,294,000	961,000	140,000	—	(198,000)	6,010,000
Selling, general and administrative expenses	2,325,000	3,933,000	557,000	701,000	—	(198,000)	7,318,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	1,142,000	—	—	—	—	—	1,142,000
Operating (loss) income	$(2,654,000)	$361,000	$(1,059,000)	$(715,000)	$—	$—	$(4,067,000)

Depreciation and amortization	$579,000	$173,000	$77,000	$20,000	$—	$—	$849,000

Capital expenditures	$25,000	$25,000	$3,000	$43,000	$4,000	$—	$100,000

Assets	$31,292,000	$15,262,000	$4,122,000	$1,294,000	$15,699,000	$(27,000)	$67,642,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2016
Sales	$11,216,000	$10,175,000	$4,650,000	$591,000	$—	$(321,000)	$26,311,000
Cost of sales	10,116,000	5,773,000	2,783,000	314,000	—	(50,000)	18,936,000
Gross profit	1,100,000	4,402,000	1,867,000	277,000	—	(271,000)	7,375,000
Selling, general and administrative expenses	3,661,000	4,762,000	961,000	931,000	—	(268,000)	10,047,000
Operating (loss) income	$(2,561,000)	$(360,000)	$906,000	$(654,000)	$—	$(3,000)	$(2,672,000)

Depreciation and amortization	$616,000	$232,000	$63,000	$32,000	$—	$—	$943,000

Capital expenditures	$342,000	$75,000	$9,000	$2,000	$40,000	$(3,000)	$465,000

Assets	$39,811,000	$19,798,000	$5,911,000	$1,670,000	$18,782,000	$(26,000)	$85,946,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2017
Sales	$17,352,000	$18,504,000	$6,891,000	$537,000	$—	$(416,000)	$42,868,000
Cost of sales	15,480,000	10,325,000	4,969,000	140,000	—	(22,000)	30,892,000
Gross profit	1,872,000	8,179,000	1,922,000	397,000	—	(394,000)	11,976,000
Selling, general and administrative expenses	4,536,000	7,672,000	1,133,000	1,408,000	—	(394,000)	14,355,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	1,530,000	—	—	—	—	—	1,530,000
Operating (loss) income	$(4,194,000)	$507,000	$(674,000)	$(1,165,000)	$—	$—	$(5,526,000)

Depreciation and amortization	$1,170,000	$360,000	$154,000	$38,000	$—	$—	$1,722,000

Capital expenditures	$48,000	$25,000	$5,000	$60,000	$—	$—	$138,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2016
Sales	$23,005,000	$18,506,000	$8,963,000	$1,159,000	$—	$(655,000)	$50,978,000
Cost of sales	19,860,000	10,920,000	5,641,000	554,000	—	(142,000)	36,833,000
Gross profit	3,145,000	7,586,000	3,322,000	605,000	—	(513,000)	14,145,000
Selling, general and administrative expenses	7,147,000	9,401,000	1,968,000	1,662,000	—	(494,000)	19,684,000
Pension liability adjustment gains	—	—	—	—	(4,148,000)	—	(4,148,000)
Operating (loss) income	$(4,002,000)	$(1,815,000)	$1,354,000	$(1,057,000)	$4,148,000	$(19,000)	$(1,391,000)

Depreciation and amortization	$1,192,000	$453,000	$124,000	$65,000	$—	$—	$1,834,000

Capital expenditures	$821,000	$160,000	$84,000	$2,000	$223,000	$(19,000)	$1,271,000

NOTE 11 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintained a defined benefit pension plan for its employees through March 31, 2016. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three and six months ended June 30, 2017 and 2016 were:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	26,000
Expected return on assets	—	—	—	(24,000)
Settlement benefit	—	—	—	(43,000)
Net periodic pension benefit	$—	$—	$—	$(41,000)

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

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six month periods ended June 30, 2017 and 2016. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and six months of 2017 and 2016, there was no dilutive impact from stock options or unvested shares. Options totaling 888,042 were excluded from the calculation of diluted earnings per share for the three months and six ended June 30, 2017 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 187,958 shares would not have been included for the three and six months ended June 30, 2017 because of unmet performance conditions. Options totaling 896,192 and 739,870 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2016 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 159,689 shares would not have been included for the three and six months ended June 30, 2016 because of unmet performance conditions.

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

As discussed in Note 5, we tested our goodwill for impairment as of April 1, 2017. As part of this impairment testing, the Company determined the fair value of the net assets of the JDL Technologies reporting unit, based primarily on discounted cash flows and forecasted future operating results, which represent Level 3 inputs. As a result of our analysis, the Company recorded a non-cash impairment charge of $1,463,000 to fully impair goodwill. A reconciliation of the beginning and ending balances of goodwill are included in Note 5.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, are summarized below:

June 30, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$8,245,000	$—	$—	$8,245,000
Subtotal	8,245,000	—	—	8,245,000

Short-term investments:
Certificates of deposit	—	1,445,000	—	1,445,000
Subtotal	—	1,445,000	—	1,445,000

Total	$8,245,000	$1,445,000	$—	$9,690,000

December 31, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000
Subtotal	3,851,000	—	—	3,851,000

Short-term investments:
Certificates of deposit	—	4,294,000	—	4,294,000
Corporate Notes/Bonds	—	1,511,000	—	1,511,000
Subtotal	—	5,805,000	—	5,805,000

Total	$3,851,000	$5,805,000	$—	$9,656,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2017.

NOTE 14 – RESTRUCTURING

During the six months ended June 30, 2017, the Company recorded $1,530,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. We transferred substantially all of the production from Costa Rica to Minnesota by the end of the second quarter of 2017. We expect total 2017 restructuring costs expected to be $2,600,000. Any remaining assets will be transferred to the Company’s facilities in Minnesota for use in operations. The Company paid $1,005,000 in restructuring charges during the first six months of 2017 and had $525,000 in restructuring accruals recorded in accrued compensation and benefits at June 30, 2017 that are expected to be paid during 2017.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the FASB issued a new accounting standard that changed certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017 with no material impact on our financial condition or results of operations.

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

In January 2017, the FASB issued new accounting guidance regarding the simplification of the test for goodwill impairment. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The standard will be effective for annual and interim periods beginning January 1, 2020, with early adoption permitted. The Company adopted this standard during 2017. As noted above in Note 5, the Company analyzed the reporting unit that had the goodwill and also analyzed the Company as a whole, including the Company’s four separate reporting units. Based on this analysis of comparing the fair value of each reporting unit to the book value and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeds the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer customers the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

●	Net2Edge enables telecommunications carriers to connect legacy networks to high-speed services.

Second Quarter 2017 Summary

●	Consolidated sales of $22.1 million compared to $26.3 million in Q2 2016, resulting primarily from lower sales at Suttle.

●	The Company incurred an operating loss of $4.1 million compared to an operating loss of $2.7 million in the second quarter of 2016. The 2017 operating loss was primarily driven by a $1.6 million impairment charge at JDL Technologies and Net2Edge and a $2.7 million operating loss at Suttle. The Suttle loss included $1.1 million of restructuring costs associated with the ongoing closure of its Costa Rica facility as it moves these operations to Minnesota and $700,000 in excess and obsolete inventory write offs and adjustments primarily related to Suttle’s legacy products. In the second quarter of 2016, the Company had no impairment or restructuring costs and Suttle’s excess and obsolete inventory adjustment was $161,000.

●	As noted above, the Company incurred $1.6 million in impairment charges during the second quarter of 2017, with $1.46 million related to Goodwill at its JDL Technologies subsidiary and $154,000 related to intangible assets at Net2Edge. The Company made the decision to impair the JDL Technologies Goodwill after analyzing the fair value of the reporting unit. Although JDL Technologies had been profitable for the past eight quarters and the Company is encouraged by the growth and prospects of its business serving small and medium-sized commercial businesses, the cyclicality and unpredictability of revenues from its education sector raised issues in forecasting cash flows in future quarters. In making the impairment determination, the Company also analyzed consolidated book value of the Company, which was $57.4 million before final adjustments, comparing it to Company’s market capitalization, which was $38.2 million as of June 30, 2017 and $34.5 million as of August 11, 2017. The Company also analyzed the fair value of its four operating segments, considering the ten consecutive quarters of losses at Suttle and the losses at Net2Edge. As a result of this analysis, the Company determined it was appropriate to take the $1.6 million impairment charge for its Goodwill and intangible assets. After these final adjustments, the Company’s Stockholders’ Equity was $55.8 million.

●	Net loss was $4.1 million, or ($0.46) per diluted share, compared to a net loss of $2.5 million, or ($0.29) per diluted share, in Q2 2016.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably; and

●	The impact of changing government expenditures in our markets.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pressure on our margins;

●	Suttle’s ability to continue to introduce and sell new fiber-network based products such as G.hn products and FTTx (fiber-to-the-home or node) products to replace declining sales and lower or fluctuating gross margins in its legacy products; and

●	Suttle’s ability to effectively and efficiently consolidate manufacturing operations from its Costa Rica facility into its Hector, Minnesota facility.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs for supply of its products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain business from its traditional South Florida school district customer;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop and field test new products and increase its revenues to cover its fixed and variable costs.

In addition, the Company discusses other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed annual report on Form 10-K and quarterly reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2017 Compared to

Three Months Ended June 30, 2016

Consolidated sales declined 16% in the second quarter of 2017 to $22,068,000 compared to $26,311,000 in the same period of 2016. Consolidated operating loss in the second quarter of 2017 was $4,067,000 compared to an operating loss of $2,672,000 in the second quarter of 2016. The Company incurred $1,142,000 in restructuring expense in the second quarter of 2017 related to the ongoing closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in the second quarter of 2017 was $4,091,000 or $ (0.46) per share compared to net loss of $2,544,000 or $ (0.29) per share in the second quarter of 2016.

Suttle Results

Suttle sales decreased 24% in the second quarter of 2017 to $8,580,000 compared to $11,216,000 in the same period of 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecom suppliers to contractors and installers.

Sales by customer groups in the second quarter of 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$7,540,000	$10,237,000
International	247,000	242,000
Distributors	793,000	737,000
	$8,580,000	$11,216,000

Suttle’s sales by product groups in second quarter of 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$7,823,000	$10,086,000
DSL and other products	757,000	1,130,000
	$8,580,000	$11,216,000

Sales to the major communication service providers decreased 26% in 2017 due to continuing pricing pressures, volume declines in legacy products, and new project delays. Sales to major communication service providers accounted for 88% of Suttle’s sales in the second quarter of 2017 compared to 91% of sales in 2016. Sales to distributors increased 8% in 2017 due to increased sales and marketing of new products to the installer market and accounted for 9% and 7% of sales in the second quarters of 2017 and 2016, respectively. International sales increased 2% in 2017 and accounted for 3% of Suttle’s second quarter 2017 sales.

Sales of structured cabling and connecting system products decreased 22% due to volume declines as a result of project delays from major telecommunications customers.

Suttle’s gross margin decreased 26% in the second quarter of 2017 to $813,000 compared to $1,100,000 in the same period of 2016, due to lower sales. Gross margin as a percentage of sales decreased slightly to 9.5% from 9.8% in the same period of 2016. The margin impact of excess and obsolete inventory adjustments was $700,000 in second quarter 2017 (8.2% of sales) compared to $161,000 (1.4% of sales) the same period last year. Selling, general and administrative expenses decreased 36% to $2,325,000, or 27.1% of sales, in the second quarter of 2017 compared to $3,661,000, or 32.6% of sales, in the same period in 2016 due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $120,000 and $706,000 in research and development expenses in the respective 2017 and 2016 second quarters. Suttle incurred $1,142,000 in restructuring expense in the second quarter of 2017 related to the ongoing closure of its Costa Rica facility in 2017. Suttle incurred an operating loss of $2,654,000 in the second quarter of 2017 compared to an operating loss of $2,561,000 in 2016.

Transition Networks Results

Transition Networks sales decreased 7% to $9,500,000 in the second quarter of 2017 compared to $10,175,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2017	2016
North America	$8,085,000	$8,577,000
Rest of World	1,005,000	1,178,000
Europe, Middle East, Africa (“EMEA”)	410,000	420,000
	$9,500,000	$10,175,000

The following table summarizes Transition Networks’ 2017 and 2016 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$5,570,000	$6,780,000
Ethernet switches and adapters	1,809,000	1,496,000
Other products	2,121,000	1,899,000
	$9,500,000	$10,175,000

Sales in North America decreased $492,000, or 6%, due to a delay in federal government spending. International sales decreased $183,000, or 11%, primarily due to weakness in the ROW region. Media converter sales decreased 18% or $1,210,000 due to project timing in the federal sector. Sales of ethernet switches and adapters increased 21% or $313,000 as spending for these products returned to a more normal level of activity. All other product sales increased 12% or $222,000 due to strong accessory sales.

Gross margin on second quarter sales decreased to $4,294,000 in 2017 as compared to $4,402,000 in 2016. Gross margin as a percentage of sales increased to 45.2% in 2017 from 43.3% in 2016 due to improved product mix. Selling, general and administrative expenses decreased 17% to $3,933,000, or 41.4% of sales, in 2017 compared to $4,762,000, or 46.8% of sales, in 2016 due to actions taken in 2016 to reduce selling and administrative expenses. Transition Networks had operating income of $361,000 in 2017 compared to an operating loss of $360,000 in 2016.

JDL Technologies Results

JDL Technologies sales decreased 13% to $4,026,000 in the second quarter of 2017 compared to $4,650,000 in 2016.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2017	2016
Education	$3,151,000	$3,681,000
Healthcare and commercial clients	875,000	969,000
	$4,026,000	$4,650,000

Revenues from the education sector decreased $530,000 or 14% in the second quarter of 2017 as compared to the 2016 second quarter due to the timing of the current network refresh cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $94,000, or 10% due to a decrease in the number of infrastructure and professional services projects completed in the second quarter, due, in part, to JDL’s continued focus on building managed services revenue rather than incident-based or project-based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects. Another contributing factor is JDL’s push toward custom cloud solutions, which, if successful, will remove revenue volatility associated with larger infrastructure purchases.

Gross margin decreased 49% to $961,000 in the second quarter of 2017 compared to $1,867,000 in the same period in 2016. Gross margin as a percentage of sales decreased to 23.9% in 2017 compared to 40.2% in 2016 due to a lower margin project in our education sector during the second quarter of 2017. Selling, general and administrative expenses decreased 42% in 2017 to $557,000, or 13.8% of sales, compared to $961,000, or 20.7% of sales, in 2016 due to cost saving measures taken over the past year. JDL Technologies reported an operating loss of $1,059,000 in the second quarter of 2017 compared to income of $906,000 in the same period of 2016, due to a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales decreased 70% to $180,000 in the second quarter of 2017 compared to $591,000 in 2016 due to the completion of a large legacy customer project in the second quarter of 2016. Gross margin decreased 49% to $140,000 in the second quarter of 2017 compared to $277,000 in the same period of 2016. Gross margin as a percentage of sales increased to 77.8% in 2017 from 46.9% in 2016 due to lower margins realized on the large customer project in 2016. Selling, general and administrative expenses decreased 25% in 2017 to $701,000 compared to $931,000 in 2016 primarily due to a decrease in the exchange rate. Net2Edge reported an operating loss of $715,000 in the second quarter of 2017 compared to a loss of $654,000 in the same period of 2016, due to a $154,000 impairment loss related to intangible assets during the second quarter of 2017.

Other

The Company’s loss before income taxes decreased to $4,118,000 in 2017 compared to $2,640,000 in 2016. The Company’s effective income tax rate was 0.7% in 2017 and 3.6% in 2016.

Six Months Ended June 30, 2017 Compared to

Six Months Ended June 30, 2016

Consolidated sales decreased 16% in 2017 to $42,868,000 compared to $50,978,000 in 2016. Consolidated operating loss in 2017 was $5,526,000 compared to a loss of $1,391,000 in the first half of 2016, which included $4,148,000 in pension liability adjustment gains recognized in operating income in the first quarter of 2016 from the settlement of the pension plan. The Company incurred $1,530,000 in restructuring expense in the first six months of 2017 related to the ongoing closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in 2017 was $5,606,000 or $ (0.63) per share compared to net loss of $5,011,000 or $ (0.56) per share in the first half of 2016.

Suttle Results

Suttle sales decreased 25% in the first six months of 2017 to $17,352,000 compared to $23,005,000 in the same period of 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecom suppliers to installers. Sales by customer groups in the first six months of 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$15,555,000	$20,811,000
International	372,000	780,000
Distributors	1,425,000	1,414,000
	$17,352,000	$23,005,000

Suttle’s sales by product groups in first six months of 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$15,568,000	$20,683,000
DSL and other products	1,784,000	2,322,000
	$17,352,000	$23,005,000

Sales to the major communication service providers decreased 25% in 2017 due to continuing pricing pressures, volume declines in legacy products, and new project delays. Sales to major communication service providers accounted for 90% of Suttle’s sales in the first six months of 2017 compared to 90% of sales in 2016. Sales to distributors increased 1% in 2017 due to increased sales and marketing efforts of new products to the installer market and accounted for 8% and 6% of sales in the first six months of 2017 and 2016, respectively. International sales decreased 52% in 2017 and accounted for 2% of Suttle’s first six month 2017 sales, due to reduced volume from legacy products in major telecommunications customers.

Sales of structured cabling and connecting system products decreased 25% due to volume declines as a result of project delays from major telecommunications customers.

Suttle’s gross margin decreased 40% in the first six months of 2017 to $1,872,000 compared to $3,145,000 in the same period of 2016. Gross margin as a percentage of sales decreased to 10.8% from 13.7% in the same period in 2016 primarily due to increases to the inventory reserves, driven by discontinuing certain legacy products. The margin impact of excess and obsolete inventory adjustments was $1,110,000 in the first six months of 2017 (6.4% of sales) compared to $236,000 (1.0% of sales) the same period last year. Selling, general and administrative expenses decreased 37% to $4,536,000, or 26.1% of sales, in the first six months of 2017 compared to $7,147,000, or 31.1% of sales, in the same period in 2016 due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $384,000 and $1,545,000 in research and development expenses in the respective 2017 and 2016 first six months. Suttle incurred $1,530,000 in restructuring expense in the first six months of 2017 related to the planned closure of its Costa Rica facility in 2017. Suttle incurred an operating loss of $4,194,000 in the first six months of 2017 compared to an operating loss of $4,002,000 in 2016.

Transition Networks Results

Transition Networks sales remained flat at $18,504,000 in the first six months of 2017 compared to $18,506,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First half sales by region are presented in the following table:

	Transition Networks Sales by Region
	2017	2016
North America	$15,156,000	$14,828,000
Rest of World	2,450,000	2,376,000
Europe, Middle East, Africa (“EMEA”)	898,000	1,302,000
	$18,504,000	$18,506,000

The following table summarizes Transition Networks’ 2017 and 2016 first six months sales by its major product groups:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$11,054,000	$12,115,000
Ethernet switches and adapters	3,488,000	3,038,000
Other products	3,962,000	3,353,000
	$18,504,000	$18,506,000

Sales in North America increased $328,000, or 2%, due to a strong first quarter somewhat offset by a weaker second quarter due to delays in federal projects. International sales decreased $330,000, or 9%, due to continued weakness in the EMEA region. Media converter sales decreased 9% or $1,061,000 due to delays in federal spending. Sales of ethernet switches and adapters increased 15% or $450,000 due to stronger adapter sales. All other products increased 18% or $609,000 due to strong accessory sales.

Gross margin on first six month sales increased to $8,179,000 in 2017 as compared to $7,586,000 in 2016. Gross margin as a percentage of sales increased to 44.2% in 2017 from 41.0% in 2016 due to favorable product mix and efficiencies in manufacturing operations. Selling, general and administrative expenses decreased 18% to $7,672,000, or 41.5% of sales, in 2017 compared to $9,401,000, or 50.8% of sales, in 2016 due to actions taken in 2016 to reduce selling and administrative expenses. Transition Networks had operating income of $507,000 in 2017 compared to an operating loss of $1,815,000 in 2016.

JDL Technologies Results

JDL Technologies sales decreased 23% to $6,891,000 in the first six months of 2017 compared to $8,963,000 in 2016.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2017	2016
Education	$5,215,000	$6,770,000
Healthcare and commercial clients	1,676,000	2,193,000
	$6,891,000	$8,963,000

Revenues from the education sector decreased $1,555,000 or 23% in the first six months of 2017 as compared to the 2016 first six months due to the timing of the current network refresh cycle. Revenue from sales to small and medium-sized commercial businesses (SMBs), which are primarily healthcare and commercial clients, decreased $517,000, or 24% due to a decrease in the number of infrastructure and professional services projects completed in the first six months, due, in part, to JDL’s continued focus on building managed services revenue rather than incident-based or project-based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects. Another contributing factor is JDL’s push toward custom cloud solutions, which, if successful, will remove revenue volatility associated with larger infrastructure purchases.

Gross margin decreased 42% to $1,922,000 in the first six months of 2017 compared to $3,322,000 in the same period in 2016. Gross margin as a percentage of sales decreased to 27.9% in 2017 compared to 37.1% in 2016 due to a lower margin project in our education sector during the second quarter of 2017. Selling, general and administrative expenses decreased 42% in 2017 to $1,133,000, or 16.4% of sales, compared to $1,968,000, or 22.0% of sales, in 2016 due to cost saving measures taken over the past year. JDL Technologies reported an operating loss of $674,000 in the first six months of 2017 compared to operating income of $1,354,000 in the same period of 2016, due to a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales decreased 54% to $537,000 in the first six months of 2017 compared to $1,159,000 in 2016 due to a large legacy customer project in the second quarter of 2016. Gross margin decreased 34% to $397,000 in the first six months of 2017 compared to $605,000 in the same period of 2016. Gross margin as a percentage of sales increased to 73.9% in 2017 from 52.2% in 2016 due to lower margins realized on the large customer project in 2016. Selling, general and administrative expenses decreased 15% in 2017 to $1,408,000 compared to $1,662,000 in 2016 due primarily to the decrease in the exchange rate. Net2Edge reported an operating loss of $1,165,000 in the first six months of 2017 compared to a loss of $1,057,000 in the same period of 2016, due to a $154,000 impairment loss related to intangible assets during the second quarter of 2017.

Other

The Company’s loss before income taxes increased to $5,564,000 in 2017 compared to $4,772,000 in 2016. The Company’s effective income tax rate was (0.8%) in 2017 and (5.0%) in 2016. This effective tax rate for 2017 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2017, the Company had approximately $20,557,000 in cash, cash equivalents and investments. Of this amount, $8,245,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are insured through the FDIC. The Company also had $1,445,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at June 30, 2017.

The Company had working capital of $41,521,000 at June 30, 2017, consisting of current assets of approximately $53,154,000 and current liabilities of $11,633,000 compared to working capital of $44,005,000 at December 31, 2016 consisting of current assets of $55,373,000 and current liabilities of $11,368,000.

Cash flow provided by operating activities was approximately $5,069,000 in 2017 compared to $2,502,000 used in the same period of 2016. Significant working capital changes from December 31, 2016 to June 30, 2017 included a decrease in inventory of $3,959,000 and a decrease in accounts receivable of $1,814,000.

Net cash provided by investing activities was $4,293,000 in 2017 and $1,203,000 in 2016, due to proceeds from the sale of investments.

Net cash used in financing activities was $692,000 in 2017 compared to $141,000 used in financing activities in 2016. Cash dividends paid on common stock decreased to $738,000 in 2017 ($0.08 per common share) from $2,845,000 in 2016 ($0.32 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $53,000 in 2017 and $51,000 in 2016. The Company did not repurchase any shares in 2017 or 2016 under the Board-authorized program. At June 30, 2017, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $7,000 and $21,000 in 2017 and 2016, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.2% at June 30, 2017). The Company had no outstanding borrowings against the line of credit at June 30, 2017. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2016 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the six months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 15, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2017 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at June 30, 2017.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation and because of the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, and as further discussed below, management concluded that the Company’s disclosure controls and procedures are not effective.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting, except for the implementation of the remediation plan as described in this section. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective.

Financial Management/Enterprise Resource Planning Systems. Based on management’s testing and evaluation, we identified a material weakness in our internal controls at December 31, 2016 surrounding segregation of duty conflicts in our financial management/enterprise resource planning (“ERP”) systems. We did not design and maintain processes (i) to restrict access to appropriate users or (ii) to evaluate whether appropriate segregation of duties was maintained throughout the year. Several individuals had access to programs and data, or had approval authority, beyond what they needed to perform their individual job responsibilities, and the Company did not maintain adequate independent monitoring of these individuals. In addition, we did not track or verify changes made to our vendor master file data were appropriate. These failures would have allowed individual users to override other internal controls by setting up a vendor and approving payments to that vendor.

We have performed incremental procedures and concluded that the segregation of duty conflicts did not result in misstatements within the Company’s consolidated financial statements. We concluded, however, that there was a reasonable possibility that a material misstatement in the Company’s consolidated financial statements may not have been prevented or detected on a timely basis.

Goodwill Impairment Testing. Based on management’s testing and evaluation, we determined that we did not design and maintain effective internal control over our step one goodwill impairment testing that we performed in accordance with ASC 350, Intangibles – Goodwill and Other as of December 31, 2016 and April 1, 2017. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper assumptions used in our step one goodwill impairment test for our JDL reporting unit. We concluded that this lack of detailed analysis was a material weakness in our internal controls.

In January 2017, the FASB issued new accounting guidance regarding the simplification of the test for goodwill impairment. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, the extent this amount does not exceed the carrying amount of goodwill. The Company chose to adopt this standard early for the annual impairment analysis in 2017.

In the second quarter of 2017, the Company performed the first step of the previous two-step process, which requires that the fair value of the reporting unit be compared to its book value, including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, an impairment adjustment must be recorded. The Company analyzed the reporting unit that had the goodwill and initially concluded that the fair value of that reporting unit was greater than its book value, and the Company was not required to impair the goodwill. Upon further review and after analyzing the Company as a whole, the Company determined that some assumptions it used in the determination of the fair value of the reporting unit required revision, resulting in a determination that the fair value of the reporting unit was less than the book value of the reporting unit. The Company also analyzed the Company as a whole, including the Company’s four separate reporting units. Based on this analysis of comparing the fair value of each reporting unit to the book value and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeded the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded an adjustment to record a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

Remediation Plan and Implementation Status for Material Weaknesses in Internal Control over Financial Reporting

We have completed or substantially completed the following remediation plan to address the material weaknesses described above:

●	We have modified ERP user access so an individual with security rights (i) to enter or approve vendor invoices or (ii) to approve purchase orders does not also have access to vendor master file maintenance. Similarly, an individual with access to vendor master file maintenance does not also have the right to enter or approve vendor invoices or approve purchase orders.

●	We have updated individual approval limits to conform to specific dollar amounts in Company policies during the second and third fiscal quarters.

●	Implemented vendor change tracking within our ERP system and instituted a control to verify all vendor master file changes for new vendor creation, change of address, change of payment terms, and change of payment method were approved by appropriate, independent individuals during the fiscal quarter.

●	We implemented policies, procedures and related controls to ensure that modifications to existing system access (i) require approval by a senior member of our management team who is responsible for validating access changes and (ii) do not result in a segregation of duty conflict during the third fiscal quarter.

●	We continue to perform a detailed segregation of duties analysis; from this analysis, we have modified and restricted individuals’ access to systems needed for their specific job duties. We also designed and implemented compensating controls designed to operate at a detailed and precise enough level that enables detection of errors in the financial statements that could rise to a material level. We must complete this analysis and revise our system access or identify compensating controls as well as operate with the remediated controls in place and verify their effectiveness through execution of control procedures to conclude that remediation is complete. We anticipate we will complete our remediation and validation testing during the third fiscal quarter.

●	We will design and document review controls with enhanced precision related to the review of the fair value modeling of the step one goodwill impairment assessment.

●	We are providing additional training for relevant finance personnel to (i) enable effective operation and documentation of internal controls over the step one goodwill impairment assessment prior to performance and (ii) review of our goodwill impairment analysis in future quarters.

(a)	Inherent Limitations on Control Systems

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

Except as noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is taking steps to ensure that it remediates the material weaknesses by (i) implementing enhanced control procedures over vendor setup, vendor invoice entry, and vendor invoice and purchase order approval and (ii) providing additional training for relevant personnel to enable effective operation and documentation of internal controls over the step one goodwill impairment assessment, both as noted above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated August 15, 2017 announcing 2017 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 18, 2017		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: August 18, 2017		Chief Financial Officer