Form 10-Q
period 2017-09-30
COMMUNICATIONS SYSTEMS INC
filed 2017-11-13
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at November 1, 2017
Common Stock, par value $.05 per share	NASDAQ	8,969,037

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30 2017	December 31 2016
CURRENT ASSETS:
Cash and cash equivalents	$17,066,485	$10,443,274
Investments	725,112	5,805,276
Trade accounts receivable, less allowance for doubtful accounts of $117,000 and $77,000, respectively	13,807,564	14,552,191
Inventories	15,017,656	22,204,902
Prepaid income taxes	612,676	1,400,118
Other current assets	1,047,320	967,332
TOTAL CURRENT ASSETS	48,276,813	55,373,093

PROPERTY, PLANT AND EQUIPMENT, net	12,963,718	15,719,403
OTHER ASSETS:
Goodwill	—	1,462,503
Other assets, net	19,803	622,017
TOTAL OTHER ASSETS	19,803	2,084,520
TOTAL ASSETS	$61,260,334	$73,177,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,391,519	$6,953,710
Accrued compensation and benefits	2,618,752	2,149,973
Other accrued liabilities	1,711,065	1,851,938
Dividends payable	398,210	412,542
TOTAL CURRENT LIABILITIES	10,119,546	11,368,163
LONG TERM LIABILITIES:
Long-term compensation plans	34,287	16,299
Uncertain tax positions	3,649	106,864
Deferred income taxes	—	52,998
TOTAL LONG-TERM LIABILITIES	37,936	176,161
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,963,516 and 8,877,379 shares issued and outstanding, respectively	448,176	443,869
Additional paid-in capital	41,894,426	41,279,281
Retained earnings	9,386,374	20,596,203
Accumulated other comprehensive loss	(626,124)	(686,661)
TOTAL STOCKHOLDERS’ EQUITY	51,102,852	61,632,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,260,334	$73,177,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Sales	$20,412,439	$25,616,640	$63,280,980	$76,594,526
Cost of sales	17,108,532	18,926,042	48,001,368	55,759,167
Gross profit	3,303,907	6,690,598	15,279,612	20,835,359
Operating expenses:
Selling, general and administrative expenses	7,161,323	7,866,009	21,516,625	27,550,271
Pension liability adjustment gains	—	—	—	(4,147,836)
Impairment loss	—	—	1,617,389	—
Restructuring expense	796,231	—	2,325,861	—
Total operating expenses	7,957,554	7,866,009	25,459,875	23,402,435
Operating loss	(4,653,647)	(1,175,411)	(10,180,263)	(2,567,076)
Other income (expenses):
Investment and other income	38,869	19,259	78,888	119,395
Gain (Loss) on sale of assets	26,222	(60,088)	(32,024)	748,234
Interest and other expense	(42,799)	(44,228)	(61,839)	(94,375)
Foreign currency translation loss	—	—	—	(4,238,497)
Other income (expense), net	22,292	(85,057)	(14,975)	(3,465,243)
Loss from operations before income taxes	(4,631,355)	(1,260,468)	(10,195,238)	(6,032,319)
Income tax (benefit) expense	(109,340)	3,301	(67,014)	242,617
Net loss	(4,522,015)	(1,263,769)	(10,128,224)	(6,274,936)
Other comprehensive income, net of tax:
Additional minimum pension liability adjustments	—	—	—	(4,147,836)
Unrealized (loss) gain on available-for-sale securities	(240)	(2,729)	(3,187)	35,575
Foreign currency translation adjustment	31,508	15,465	63,724	4,168,590
Total other comprehensive income	31,268	12,736	60,537	56,329
Comprehensive loss	$(4,490,747)	$(1,251,033)	$(10,067,687)	$(6,218,607)

Basic net loss per share:	$(0.50)	$(0.14)	$(1.13)	$(0.71)
Diluted net loss per share:	$(0.50)	$(0.14)	$(1.13)	$(0.71)
Weighted Average Basic Shares Outstanding	8,960,606	8,849,236	8,934,235	8,816,042
Weighted Average Dilutive Shares Outstanding	8,960,606	8,849,236	8,934,235	8,816,042
Dividends declared per share	$0.04	$0.04	$0.12	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2016	8,877,379	$443,869	$41,279,281	$20,596,203	$(686,661)	$61,632,692
Net loss				(10,128,224)		(10,128,224)
Issuance of common stock under Employee Stock Purchase Plan	18,139	907	79,857			80,764
Issuance of common stock to Employee Stock Ownership Plan	47,248	2,362	216,396			218,758
Issuance of common stock under Executive Stock Plan	22,555	1,128	0			1,128
Share based compensation			327,261			327,261
Other share retirements	(1,805)	(90)	(8,369)	789		(7,670)
Shareholder dividends				(1,082,394)		(1,082,394)
Other comprehensive income					60,537	60,537
BALANCE AT SEPTEMBER 30, 2017	8,963,516	$448,176	$41,894,426	$9,386,374	$(626,124)	$51,102,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,128,224)	$(6,274,936)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,489,661	2,754,189
Share based compensation	327,261	505,306
Deferred taxes	(52,998)	(11,083)
Impairment loss	1,617,389	—
Change in fair value of acquisition-related contingent consideration	—	(135,316)
Loss (gain) on sale of assets	537,470	(748,234)
Excess tax benefit from share-based payments	—	63,304
Changes in assets and liabilities:
Trade accounts receivable	765,055	1,443,908
Inventories	7,232,732	352,653
Prepaid income taxes	789,209	(141,566)
Other assets, net	358,160	(148,010)
Accounts payable	(1,648,259)	(1,188,066)
Accrued compensation and benefits	701,546	224,713
Other accrued liabilities	(157,422)	352,789
Income taxes payable	(103,215)	(49,657)
Other	—	58,001
Net cash provided by (used in) operating activities	2,728,365	(2,942,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(389,616)	(1,889,283)
Proceeds from the sale of property, plant and equipment	220,366	972,595
Proceeds from the sale of investments	5,076,978	2,014,023
Net cash provided by investing activities	4,907,728	1,097,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	—	4,894,046
Payments against line of credit	—	(4,894,046)
Cash dividends paid	(1,096,726)	(4,269,451)
Mortgage principal payments	—	(103,603)
Proceeds from issuance of common stock, net of shares withheld	74,222	92,191
Excess tax expense benefit from share-based payments	—	(63,304)
Payment of deferred consideration related to acquisition	—	(300,000)
Net cash used in financing activities	(1,022,504)	(4,644,167)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	9,622	(90,510)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,623,211	(6,579,347)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,443,274	9,812,737
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,066,485	$3,233,390
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(646,660)	$443,106
Interest paid	29,297	43,630
Dividends declared not paid	398,210	413,966
Capital expenditures in accounts payable	75,525	57,181
Acquisition costs in accrued consideration	—	6,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively called “CSI” or the “Company”) is a Minnesota corporation organized in 1969 that operates primarily as a holding company conducting its business through four business units having operations in the United States and the United Kingdom. CSI is principally engaged through its Suttle business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications and through its Transition Networks business unit in the manufacture of core media conversion products, Ethernet switches, and other connectivity and data transmission products. Through its JDL Technologies business unit the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment. Through its Net2Edge business unit, the Company enables telecommunications carriers to connect legacy networks to high-speed services.

The Company classifies its businesses into four segments corresponding to the Suttle, Transition Networks, JDL Technologies and Net2Edge business units. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2017 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended September 30, 2017 and 2016 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended September 30, 2017 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2016	$(704,000)	$17,000	$(687,000)

Net current period change	64,000	(3,000)	61,000

September 30, 2017	$(640,000)	$14,000	$(626,000)

The Company recognized $4,238,000 in foreign currency translation losses within the statement of loss and comprehensive loss during the first quarter of 2016 due to the substantial liquidation of our Austin Taylor facility in the U.K. Refer to Note 11 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016.

NOTE 2 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2017 and December 31, 2016:

September 30, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,986,000	$—	$—	$8,986,000	$8,986,000	$—	$—
Subtotal	8,986,000	—	—	8,986,000	8,986,000	—	—

Investments:
Certificates of deposit	725,000	—	—	725,000	—	725,000	—
Subtotal	725,000	—	—	725,000	—	725,000	—

Total	$9,711,000	$—	$—	$9,711,000	$8,986,000	$725,000	$—

December 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000	$3,851,000	$—	$—
Subtotal	3,851,000	—	—	3,851,000	3,851,000	—	—

Investments:
Certificates of deposit	4,291,000	4,000	(1,000)	4,294,000	—	4,294,000	—
Corporate Notes/Bonds	1,511,000	—	—	1,511,000	—	1,511,000	—
Subtotal	5,802,000	4,000	(1,000)	5,805,000	—	5,805,000	—

Total	$9,653,000	$4,000	$(1,000)	$9,656,000	$3,851,000	$5,805,000	$—

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2017:

	Amortized Cost	Estimated Market Value

Due within one year	$725,000	$725,000

The Company did not recognize any gross realized gains or losses during the three and nine month periods ending September 30, 2017 and 2016, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 3 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2017. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2017, after giving effect to the shares issued as of that date, 58,726 shares remain available for purchase under the ESPP.

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

At September 30, 2017, 160,138 shares have been issued under the 2011 Incentive Plan, 1,292,968 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 546,894 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of September 30, 2017, there were 51,000 shares subject to outstanding options under the Director Plan.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future equity awards. At September 30, 2017, after reserving for stock options and deferred stock awards granted in prior years and adjusting for forfeitures and issuances during the year, there were 10,230 shares reserved for issuance under the Stock Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan, the Director Plan and Stock Plan over the period December 31, 2016 to September 30, 2017:

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2016	922,930	$10.10	4.90
Awarded	259,686	4.42
Exercised	—	—
Forfeited	(37,199)	11.57
Outstanding – September 30, 2017	1,145,417	8.76	4.74

Exercisable at September 30, 2017	669,186	$10.50	3.97
Expected to vest September 30, 2017	1,145,417	8.76	4.74

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2017 was $0. The intrinsic value of all options exercised during the nine months ended September 30, 2017 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the nine month periods ended September 30, 2017 and 2016.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period December 31, 2016 to September 30, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	149,260	$9.55
Granted	100,239	4.42
Vested	(9,214)	12.29
Forfeited	(44,845)	10.28
Outstanding – September 30, 2017	195,440	6.62

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2016 to September 30, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	27,134	$8.65
Granted	—	—
Issued	(13,341)	11.05
Forfeited	—	—
Outstanding – September 30, 2017	13,793	6.33

Compensation Expense

Share-based compensation expense recognized for the nine month period ended September 30, 2017 was $327,000 before income taxes and $213,000 after income taxes. Share-based compensation expense recognized for the nine month period ended September 30, 2016 was $505,000 before income taxes and $328,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $378,000 at September 30, 2017 and is expected to be recognized over a weighted-average period of 2.1 years. Excess tax benefits from the exercise of stock options and issuance of stock included in financing cash flows for the nine month periods ended September 30, 2017 and 2016 were $ 0 and $ (63,000), respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 4 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or market:

	September 30	December 31
	2017	2016
Finished goods	$8,406,000	$12,083,000
Raw and processed materials	6,612,000	10,122,000
	$15,018,000	$22,205,000

The Company’s reserve for obsolete inventory increased by $3,131,000 during the nine months ended September 30, 2017, or $0.35 per basic and diluted share.

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

The Company performs its annual impairment analysis as of April 1 each year. The Company analyzed the reporting unit that had the goodwill and also analyzed the company as a whole, including the Company’s four separate reporting units. Although JDL Technologies had been profitable for the prior eight quarters, the cyclical and unpredictable nature of revenues from its education sector raised issues in forecasting cash flows in future quarters used to estimate the reporting unit’s fair value. Based on this analysis of comparing the fair value of each reporting unit to the book value, and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeded the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

The changes in the carrying amount of goodwill in the JDL Technologies segment for the nine months ended September 30, 2017 are as follows:

JDL Technologies

January 1, 2017	$1,463,000

Impairment loss	(1,463,000)

September 30, 2017	$—

Gross goodwill	1,463,000
Accumulated impairment loss	(1,463,000)
Balance at September 30, 2017	$—

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

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(63,000)	$—	$(16,000)	$19,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(187,000)	—	(42,000)	—
	$818,000	$(480,000)	$(154,000)	$(165,000)	$19,000

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$91,000	$(50,000)	$—	$(20,000)	$21,000
Customer relationships	491,000	(200,000)	—	(122,000)	169,000
Technology	229,000	(172,000)	—	(57,000)	—
	$811,000	$(422,000)	$—	$(199,000)	$190,000

Amortization expense on these identifiable intangible assets was $27,000 and $63,000 2017 and 2016, respectively. The amortization expense is included in selling, general and administrative expenses. At September 30, 2017, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2017 and all of the following four fiscal years is as follows:

Year Ending December 31:
2017	$3,000
2018	7,000
2019	2,000
2020	2,000
2021	2,000
Thereafter	2,000

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

The following table presents the changes in the Company’s warranty liability for the nine month periods ended September 30, 2017 and 2016, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2017	2016
Beginning balance	$600,000	$554,000
Amounts charged to expense	43,000	119,000
Actual warranty costs paid	(57,000)	(75,000)
Ending balance	$586,000	$598,000

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

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at September 30, 2017 and December 31, 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2017 was $11,200,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.2% at September 30, 2017). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at September 30, 2017.

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

At September 30, 2017 there was $44,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of loss and comprehensive loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2014-2016 remain open to examination by the Internal Revenue Service and the years 2012-2016 remain open to examination by various state tax departments. The tax years from 2013-2016 remain open in Costa Rica. In April 2016, we received notification from the Internal Revenue Service that they would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. As of September 30, 2017, the examination was complete. The settlement and payment that resulted from the examination did not have a material effect on our results of operations.

The Company’s effective income tax rate was 0.7% for the first nine months of 2017. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (14.0%) for the nine months ended September 30, 2017. There were no additional uncertain tax positions identified in the first nine months of 2017. The Company’s effective income tax rate for the nine months ended September 30, 2016 was (4.0%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and changes in valuation allowances related to deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

The Company classifies its businesses into the following four segments:

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

Information concerning the Company’s continuing operations in the various segments for the three and nine month periods ended September 30, 2017 and 2016 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended September 30, 2017
Sales	$7,536,000	$9,327,000	$3,613,000	$182,000	$—	$(245,000)	$20,413,000
Cost of sales	8,967,000	5,342,000	2,730,000	122,000	—	(52,000)	17,109,000
Gross profit	(1,431,000)	3,985,000	883,000	60,000	—	(193,000)	3,304,000
Selling, general and administrative expenses	2,239,000	3,809,000	471,000	836,000	—	(193,000)	7,162,000
Impairment loss	—	—	—	—	—	—	—
Restructuring expense	796,000	—	—	—	—	—	796,000
Operating (loss) income	$(4,466,000)	$176,000	$412,000	$(776,000)	$—	$—	$(4,654,000)

Depreciation and amortization	$525,000	$158,000	$76,000	$9,000	$—	$—	$768,000

Capital expenditures	$52,000	$174,000	$—	$3,000	$23,000	$—	$252,000

Assets	$21,389,000	$12,593,000	$4,809,000	$1,258,000	$21,239,000	$(27,000)	$61,261,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended September 30, 2016
Sales	$10,420,000	$11,789,000	$3,397,000	$275,000	$—	$(264,000)	$25,617,000
Cost of sales	10,080,000	6,350,000	2,384,000	128,000	—	(16,000)	18,926,000
Gross profit	340,000	5,439,000	1,013,000	147,000	—	(248,000)	6,691,000
Selling, general and administrative expenses	2,891,000	3,824,000	563,000	836,000	—	(248,000)	7,866,000
Operating (loss) income	$(2,551,000)	$1,615,000	$450,000	$(689,000)	$—	$—	$(1,175,000)

Depreciation and amortization	$627,000	$205,000	$65,000	$23,000	$—	$—	$920,000

Capital expenditures	$593,000	$26,000	$44,000	$16,000	$(4,000)	$—	$675,000

Assets	$36,830,000	$17,758,000	$3,729,000	$1,488,000	$16,692,000	$(26,000)	$76,471,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Nine Months Ended September 30, 2017
Sales	$24,888,000	$27,831,000	$10,504,000	$719,000	$—	$(661,000)	$63,281,000
Cost of sales	24,447,000	15,667,000	7,699,000	262,000	—	(74,000)	48,001,000
Gross profit	441,000	12,164,000	2,805,000	457,000	—	(587,000)	15,280,000
Selling, general and administrative expenses	6,775,000	11,481,000	1,604,000	2,244,000	—	(587,000)	21,517,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	2,326,000	—	—	—	—	—	2,326,000
Operating (loss) income	$(8,660,000)	$683,000	$(262,000)	$(1,941,000)	$—	$—	$(10,180,000)

Depreciation and amortization	$1,695,000	$518,000	$230,000	$47,000	$—	$—	$2,490,000

Capital expenditures	$100,000	$199,000	$5,000	$63,000	$23,000	$—	$390,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Nine Months Ended September 30, 2016
Sales	$33,424,000	$30,294,000	$12,360,000	$1,434,000	$—	$(918,000)	$76,594,000
Cost of sales	29,939,000	17,270,000	8,025,000	682,000	—	(157,000)	55,759,000
Gross profit	3,485,000	13,024,000	4,335,000	752,000	—	(761,000)	20,835,000
Selling, general and administrative expenses	10,038,000	13,224,000	2,531,000	2,499,000	—	(742,000)	27,550,000
Pension liability adjustment gains	—	—	—	—	(4,148,000)	—	(4,148,000)
Operating (loss) income	$(6,553,000)	$(200,000)	$1,804,000	$(1,747,000)	$4,148,000	$(19,000)	$(2,567,000)

Depreciation and amortization	$1,819,000	$658,000	$189,000	$88,000	$—	$—	$2,754,000

Capital expenditures	$1,414,000	$185,000	$128,000	$18,000	$220,000	$(19,000)	$1,946,000

NOTE 11 – PENSIONS

The Company’s U.K. based subsidiary Austin Taylor maintained a defined benefit pension plan for its employees through March 31, 2016. The Company does not provide any other post-retirement benefits to its employees. Components of net periodic benefit of the pension plans for the three and nine months ended September 30, 2017 and 2016 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	26,000
Expected return on assets	—	—	—	(24,000)
Settlement benefit	—	—	—	(43,000)
Net periodic pension benefit	$—	$—	$—	$(41,000)

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

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and nine month periods ended September 30, 2017 and 2016. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and nine months of 2017 and 2016, there was no dilutive impact from stock options or unvested shares. Options totaling 1,145,417 were excluded from the calculation of diluted earnings per share for the three months and nine ended September 30, 2017 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 181,224 shares would not have been included for the three and nine months ended September 30, 2017 because of unmet performance conditions. Options totaling 964,563 and 846,584 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 159,689 shares would not have been included for the three and nine months ended September 30, 2016 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, are summarized below:

September 30, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$8,986,000	$—	$—	$8,986,000
Subtotal	8,986,000	—	—	8,986,000

Short-term investments:
Certificates of deposit	—	725,000	—	725,000
Subtotal	—	725,000	—	725,000

Total	$8,986,000	$725,000	$—	$9,711,000

December 31, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000
Subtotal	3,851,000	—	—	3,851,000

Short-term investments:
Certificates of deposit	—	4,294,000	—	4,294,000
Corporate Notes/Bonds	—	1,511,000	—	1,511,000
Subtotal	—	5,805,000	—	5,805,000

Total	$3,851,000	$5,805,000	$—	$9,656,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2017.

NOTE 14 – RESTRUCTURING

During the nine months ended September 30, 2017, the Company recorded $2,326,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. We transferred substantially all of the production from Costa Rica to Minnesota by the end of the second quarter of 2017 completed the closure in the third quarter of 2017. In the third quarter of 2017, we identified $505,000 of equipment, net of accumulated depreciation, that we determined we would no longer use as a result of consolidating our operations in the Minnesota location.  We were not able to make this determination until we observed and assessed the condition of the equipment once it arrived in Minnesota. We included the loss on the disposal of this equipment has been included in restructuring expense on the consolidated statement of loss and comprehensive loss. The Company paid $1,821,000 in restructuring charges during the first nine months of 2017 and had $0 in restructuring accruals recorded in accrued compensation and benefits at September 30, 2017. We do not expect any material restructuring costs in the fourth quarter of 2017.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods.

We have established an implementation team and engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures. To date, this assessment has included (1) utilizing questionnaires to identify our revenue streams, (2) performing detailed contract analyses for each material revenue stream identified, and (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard. Based on the preliminary results of the evaluation, which we expect to complete during the fourth quarter of 2017, we believe the most significant potential changes relate to variable consideration, the timing of recognition for certain promises included within service contracts, and net recognition of third-party maintenance and support services, although our technical analysis of these potential impacts is still on-going. We also anticipate changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities.

We expect to adopt certain practical expedients and make certain policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, right to invoice, costs to obtain a contract and immaterial promised goods or services, which will mitigate certain impacts of adopting this new standard. We are also currently reviewing the tax impact, if any, that the new standard will have on our financial statements. We are in the process of evaluating and designing the necessary changes to our business processes, policies, systems and controls to support recognition and disclosure under the new standard. Further, we are continuing to assess what incremental disaggregated revenue disclosures will be required in our consolidated financial statements.

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

In August 2016, the FASB issued new accounting guidance regarding the classification of cash receipts and payments in the Statement of Cash Flows. This guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The new standard is effective retrospectively on January 1, 2018, with early adoption permitted. We are still evaluating the impact of this standard, but do not believe it will have a material impact on our Consolidated Statement of Cash Flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer customers the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment; and

●	Net2Edge enables telecommunications carriers to connect legacy networks to high-speed services.

Third Quarter 2017 Summary

●    Consolidated sales of $20.4 million compared to $25.6 million in Q3 2016, resulting primarily from lower sales at Suttle.

●	The Company incurred an operating loss of $4.7 million compared to an operating loss of $1.2 million in the third quarter of 2016. The 2017 operating loss was primarily due to a $4.5 million operating loss at Suttle. The Suttle loss included $0.8 million of restructuring costs associated with the final closure of its Costa Rica facility as it moved these operations to Minnesota, $0.4 million write-off of prepaid royalties under a product development agreement, and $2.6 million in excess and obsolete inventory write offs and adjustments primarily related to Suttle’s legacy products. In the third quarter of 2016, the Company had no restructuring costs and Suttle’s excess and obsolete inventory adjustment was $353,000.

●	Net loss was $4.5 million, or ($0.50) per diluted share, compared to a net loss of $1.3 million, or ($0.14) per diluted share, in Q3 2016.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably; and

●	The impact of changing government expenditures in our markets.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and their continued investment and deployment into building out their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pressure on our margins;

●	Suttle’s ability to continue to introduce and sell new enterprise copper and fiber products, such as the MediaMax and FutureLink product lines, to replace declining sales and lower or fluctuating gross margins in its legacy products; and

●	Suttle’s ability to effectively and efficiently consolidate manufacturing operations from its Costa Rica facility into its Hector, Minnesota facility.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain business from its traditional South Florida school district customer;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test and sell new products in sufficient quantities to achieve profitability.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended September 30, 2017 Compared to
Three Months Ended September 30, 2016

Consolidated sales declined 20% in the third quarter of 2017 to $20,413,000 compared to $25,617,000 in the same period of 2016. Consolidated operating loss in the third quarter of 2017 was $4,654,000 compared to an operating loss of $1,175,000 in the third quarter of 2016. The Company incurred $796,000 in restructuring expense in the third quarter of 2017 related to the closure of its Costa Rica facility in 2017. Net loss in the third quarter of 2017 was $4,522,000 or $ (0.50) per share compared to net loss of $1,264,000 or $ (0.14) per share in the third quarter of 2016.

Suttle Results

Suttle sales decreased 28% in the third quarter of 2017 to $7,536,000 compared to $10,420,000 in the same period of 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a continuing shift in purchasing decisions from Tier 1 telecom suppliers to contractors and installers.

Sales by customer groups in the third quarters of 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$6,912,000	$9,441,000
International	173,000	368,000
Distributors	451,000	611,000
	$7,536,000	$10,420,000

Suttle’s sales by product groups in third quarter of 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$7,230,000	$9,649,000
DSL and other products	306,000	771,000
	$7,536,000	$10,420,000

Sales to the major communication service providers decreased 27% in 2017 due to continuing pricing pressures and volume declines in legacy products. Sales to major communication service providers accounted for 92% of Suttle’s sales in the third quarter of 2017 compared to 91% of sales in 2016. Sales to distributors decreased 26% in 2017 due to the continued decline in DSL products and the impact from the discontinuation of certain legacy products, and accounted for 6% and 6% of sales in the third quarters of 2017 and 2016, respectively. International sales decreased 53% in 2017 and accounted for 2% of Suttle’s third quarter 2017 sales.

Sales of structured cabling and connecting system products decreased 25% due to volume declines as a result of project delays from major telecommunications customers.

Suttle’s gross margin decreased 521% in the third quarter of 2017 to $ (1,431,000) compared to $340,000 in the same period of 2016. Gross margin as a percentage of sales decreased to -19.0% from 3.3% in the same period of 2016 due to the $417,000 write off of prepaid royalties under a product development agreement and excess and obsolete inventory adjustments. The margin impact of excess and obsolete inventory adjustments was $2,637,000 in the third quarter of 2017 (35.1% of sales) compared to $353,000 (3.4% of sales) in the same period of last year. Selling, general and administrative expenses decreased 23% to $2,239,000, or 29.7% of sales, in the third quarter of 2017 compared to $2,891,000, or 27.7% of sales, in the same period in 2016 due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $112,000 and $592,000 in research and development expenses in the respective 2017 and 2016 third quarters. Suttle incurred $796,000 in restructuring expense in the third quarter of 2017 related to the closure of its Costa Rica facility in 2017.

Suttle incurred an operating loss of $4,466,000 in the third quarter of 2017 compared to an operating loss of $2,551,000 in 2016.

Transition Networks Results

Transition Networks sales decreased 21% to $9,327,000 in the third quarter of 2017 compared to $11,789,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2017	2016
North America	$7,404,000	$9,469,000
Rest of World	1,301,000	1,512,000
Europe, Middle East, Africa (“EMEA”)	622,000	808,000
	$9,327,000	$11,789,000

The following table summarizes Transition Networks’ 2017 and 2016 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$4,950,000	$6,703,000
Ethernet switches and adapters	2,263,000	3,045,000
Other products	2,114,000	2,041,000
	$9,327,000	$11,789,000

Sales in North America decreased $2,065,000, or 22%, due to a delay in federal government spending and disruptions in our supply chain. International sales decreased $397,000, or 17%, primarily due to generally slow global markets. Media converter sales decreased 26% or $1,753,000 due to delays in the federal sector and product availability. Sales of ethernet switches and adapters decreased 26% or $782,000 due to federal government spending delays. All other product sales increased 4% or $73,000 due to strong accessory sales.

Gross margin on third quarter sales decreased to $3,985,000 in 2017 as compared to $5,439,000 in 2016. Gross margin as a percentage of sales decreased to 42.7% in 2017 from 46.1% in 2016. The margin impact of excess and obsolete inventory adjustments was $344,000 in third quarter 2017 (3.7% of sales) compared to $88,000 (0.7% of sales) the same period last year. Selling, general and administrative expenses remained fairly flat at $3,809,000, or 40.8% of sales, in 2017 compared to $3,824,000, or 32.4% of sales, in 2016.

Transition Networks had operating income of $176,000 in 2017 compared to income of $1,615,000 in 2016, with the decrease primarily due to lower sales and gross margins.

JDL Technologies Results

JDL Technologies sales increased 6% to $3,613,000 compared to $3,397,000 in 2016.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2017	2016
Education	$2,870,000	$2,383,000
Healthcare and commercial clients	743,000	1,014,000
	$3,613,000	$3,397,000

Revenues from the education sector increased $487,000 or 20% in the third quarter of 2017 as compared to the 2016 third quarter due to the addition un-forecasted projects by our primary education customer. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $271,000, or 27% due to a decrease in the number of infrastructure and professional services projects completed in the third quarter, due, in part, to JDL’s continued focus on building managed services revenue rather than incident-based or project-based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects.

Gross margin decreased 13% to $883,000 in the third quarter of 2017 compared to $1,013,000 in the same period in 2016. Gross margin as a percentage of sales decreased to 24.4% in 2017 compared to 29.8% in 2016 due to a change in revenue mix. Selling, general and administrative expenses decreased 16% in 2017 to $471,000, or 13.0% of sales, compared to $563,000, or 16.6% of sales, in 2016 due to cost saving measures taken over the past year.

JDL Technologies reported operating income of $412,000 in the third quarter of 2017 compared to income of $450,000 in the same period of 2016.

Net2Edge Results

Net2Edge’s sales decreased 34% to $182,000 in the third quarter of 2017 compared to $275,000 in 2016 due to delays in the release of new products. Gross margin decreased 59% to $60,000 in the third quarter of 2017 compared to $147,000 in the same period of 2016. Gross margin as a percentage of sales decreased to 33.0% in 2017 from 53.5% in 2016 due to an increase in the excess and obsolete inventory reserve during the quarter. Selling, general and administrative expenses remained flat year over year. Net2Edge reported an operating loss of $776,000 in the third quarter of 2017 compared to an operating loss of $689,000 in the same period of 2016.

Income Taxes

The Company’s loss before income taxes decreased to $4,631,000 in 2017 compared to $1,260,000 in 2016. The Company’s effective income tax rate was 2.4% in 2017 and (0.3%) in 2016.

Nine Months Ended September 30, 2017 Compared to
Nine Months Ended September 30, 2016

Consolidated sales decreased 17% in 2017 to $63,281,000 compared to $76,594,000 in 2016. Consolidated operating loss in 2017 was $10,180,000 compared to a loss of $2,567,000 in the first nine months of 2016, which included $4,148,000 in pension liability adjustment gains recognized in operating income in the first quarter of 2016 from the settlement of the pension plan. The Company incurred $2,326,000 in restructuring expense in the first nine months of 2017 related to the closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in 2017 was $10,128,000 or $ (1.13) per share compared to net loss of $6,275,000 or $ (0.71) per share in the first nine months of 2016.

Suttle Results

Suttle sales decreased 26% in the first nine months of 2017 to $24,888,000 compared to $33,424,000 in the same period of 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecom suppliers to installers. Sales by customer groups in the first nine months of 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$22,468,000	$30,252,000
International	545,000	1,147,000
Distributors	1,875,000	2,025,000
	$24,888,000	$33,424,000

Suttle’s sales by product groups in first nine months of 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$22,798,000	$30,332,000
DSL and other products	2,090,000	3,092,000
	$24,888,000	$33,424,000

Sales to the major communication service providers decreased 26% in 2017 due to continuing pricing pressures and volume declines in legacy products. Sales to major communication service providers accounted for 90% of Suttle’s sales in the first nine months of 2017 compared to 91% of sales in 2016. Sales to distributors decreased 7% in 2017 due to the continued decline in DSL product sales and the impact from the discontinuation of certain legacy products, and accounted for 8% and 6% of sales in the first nine months of 2017 and 2016, respectively. International sales decreased 52% in 2017 and accounted for 2% of Suttle’s first nine month 2017 sales, due to reduced volume from legacy products in major telecommunications customers.

Sales of structured cabling and connecting system products decreased 25% due to volume declines as a result of project delays from major telecommunications customers.

Suttle’s gross margin decreased 87% in the first nine months of 2017 to $441,000 compared to $3,485,000 in the same period of 2016. Gross margin as a percentage of sales decreased to 1.8% from 10.4% in the same period in 2016 primarily due to due to the $417,000 write off of prepaid royalties under a product development agreement and increases to the inventory reserves, driven by Suttle’s decision to discontinue certain legacy products. The margin impact of excess and obsolete inventory adjustments was $3,752,000 in the first nine months of 2017 (15.1% of sales) compared to $589,000 (1.8% of sales) the same period last year. Selling, general and administrative expenses decreased 33% to $6,775,000, or 27.2% of sales, in the first nine months of 2017 compared to $10,038,000, or 30.0% of sales, in the same period in 2016 due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $495,000 and $2,137,000 in research and development expenses in the respective 2017 and 2016 first nine months. Suttle incurred $2,326,000 in restructuring expense in the first nine months of 2017 related to the planned closure of its Costa Rica facility in 2017.

Suttle incurred an operating loss of $8,660,000 in the first nine months of 2017 compared to an operating loss of $6,553,000 in 2016.

Transition Networks Results

Transition Networks sales decreased 8% to $27,831,000 in the first nine months of 2017 compared to $30,294,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First nine month sales by region are presented in the following table:

	Transition Networks Sales by Region
	2017	2016
North America	$22,560,000	$24,296,000
Rest of World	3,751,000	3,888,000
Europe, Middle East, Africa (“EMEA”)	1,520,000	2,110,000
	$27,831,000	$30,294,000

The following table summarizes Transition Networks’ 2017 and 2016 first nine months sales by its major product groups:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$16,004,000	$18,817,000
Ethernet switches and adapters	5,750,000	6,083,000
Other products	6,077,000	5,394,000
	$27,831,000	$30,294,000

Sales in North America decreased $1,736,000, or 7%, due to delays in federal projects and disruptions in our supply chain. International sales decreased $727,000, or 12%, due to continued weakness in the EMEA region and project timing. Media converter sales decreased 15% or $2,813,000 due to delays in federal spending. Sales of ethernet switches and adapters decreased 5% or $333,000 due to delays in federal projects. All other products increased 13% or $683,000 due to strong accessory sales.

Gross margin on first nine month sales decreased 7% to $12,164,000 in 2017 as compared to $13,024,000 in 2016. Gross margin as a percentage of sales increased to 43.7% in 2017 from 43.0% in 2016 due to favorable product mix and efficiencies in manufacturing operations. Selling, general and administrative expenses decreased 13% to $11,481,000, or 41.3% of sales, in 2017 compared to $13,224,000, or 43.7% of sales, in 2016 due to actions taken in 2016 to reduce selling and administrative expenses.

Transition Networks had operating income of $683,000 in 2017 compared to an operating loss of $200,000 in 2016.

JDL Technologies Results

JDL Technologies sales decreased 15% to $10,504,000 in the first nine months of 2017 compared to $12,360,000 in 2016.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2017	2016
Education	$8,085,000	$9,154,000
Healthcare and commercial clients	2,419,000	3,206,000
	$10,504,000	$12,360,000

Revenues from the education sector decreased $1,069,000 or 12% in the first nine months of 2017 as compared to the 2016 first nine months due to the timing of the current network refresh cycle. Revenue from sales to small and medium-sized commercial businesses (SMBs), which are primarily healthcare and commercial clients, decreased $787,000, or 25% due to a decrease in the number of infrastructure and professional services projects completed in the first nine months, due, in part, to JDL’s continued focus on building managed services revenue rather than incident-based or project-based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects.

Gross margin decreased 35% to $2,805,000 in the first nine months of 2017 compared to $4,335,000 in the same period in 2016. Gross margin as a percentage of sales decreased to 26.7% in 2017 compared to 35.1% in 2016 due to a lower margin project in our education sector during the second quarter of 2017. Selling, general and administrative expenses decreased 37% in 2017 to $1,604,000, or 15.3% of sales, compared to $2,531,000, or 20.5% of sales, in 2016 due to cost saving measures taken over the past year.

JDL Technologies reported an operating loss of $262,000 in the first nine months of 2017 compared to operating income of $1,804,000 in the same period of 2016, due to a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales decreased 50% to $719,000 in the first nine months of 2017 compared to $1,434,000 in 2016 due to a large legacy customer project in the second quarter of 2016. Gross margin decreased 39% to $457,000 in the first nine months of 2017 compared to $752,000 in the same period of 2016. Gross margin as a percentage of sales increased to 63.6% in 2017 from 52.4% in 2016 due to lower margins realized on the large customer project in 2016. Selling, general and administrative expenses decreased 10% in 2017 to $2,244,000 compared to $2,499,000 in 2016 due primarily to the decrease in the exchange rate. Net2Edge reported an operating loss of $1,941,000 in the first nine months of 2017 compared to a loss of $1,747,000 in the same period of 2016, due to a $154,000 impairment loss related to intangible assets during the second quarter of 2017.

Income Taxes

The Company’s loss before income taxes increased to $10,195,000 in 2017 compared to $6,032,000 in 2016. The Company’s effective income tax rate was 0.7% in 2017 and (4.0%) in 2016. This effective tax rate for 2017 differs from the federal tax rate of 35% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2017, the Company had approximately $17,792,000 in cash, cash equivalents and investments. Of this amount, $8,986,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are insured through the FDIC. The Company also had $725,000 in investments consisting of certificates of deposit that are traded on the open market and are classified as available-for-sale at September 30, 2017.

The Company had working capital of $38,157,000 at September 30, 2017, consisting of current assets of approximately $48,277,000 and current liabilities of $10,120,000 compared to working capital of $44,005,000 at December 31, 2016 consisting of current assets of $55,373,000 and current liabilities of $11,368,000.

Cash flow provided by operating activities was approximately $2,728,000 in 2017 compared to $2,942,000 used in the same period of 2016. Significant working capital changes from December 31, 2016 to September 30, 2017 included a decrease in inventory of $7,232,000, offset by a decrease in accounts payable of $1,648,000. Additionally, the Company had a $1,617,000 non-cash impairment charge.

Net cash provided by investing activities was $4,908,000 in 2017 and $1,097,000 in 2016, due to proceeds from the sale of investments.

Net cash used in financing activities was $1,023,000 in 2017 compared to $4,644,000 used in financing activities in 2016. Cash dividends paid on common stock decreased to $1,097,000 in 2017 ($0.12 per common share) from $4,269,000 in 2016 ($0.36 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $82,000 in 2017 and $118,000 in 2016. The Company did not repurchase any shares in 2017 or 2016 under the Board-authorized program. At September 30, 2017, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $8,000 and $26,000 in 2017 and 2016, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.2% at September 30, 2017). The Company had no outstanding borrowings against the line of credit at September 30, 2017. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2016 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 15, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2017 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at September 30, 2017.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, as detailed below, management concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting, except for the successful implementation of the remediation plan in this section. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we concluded that our internal control over financial reporting was not effective. As detailed below, management concluded that the Company’ internal control over financial reporting was effective at September 30, 2017.

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

In order to remediate the material weakness related to segregation of duty conflicts within our ERP systems, we completed a thorough assessment of system access and have modified access accordingly to either reduce or eliminate conflicts wherever possible and have designed, implemented and tested compensating controls for design and operating effectiveness in those instances where complete duty segregation could not be achieved without substantial negative impact on our business operations.

As a result of these management actions and the remediation actions completed during the first, second and third quarters of 2017, and the related controls validation testing performed, management has concluded that the material weakness related to segregation of duty conflicts within our financial management/enterprise resource planning systems was remediated as of September 30, 2017.

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

In the second quarter of 2017, the Company performed the first step of the previous two-step process, which requires that the fair value of the reporting unit be compared to its book value, including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, an impairment adjustment must be recorded. The Company analyzed the reporting unit that had the goodwill and initially concluded that the fair value of that reporting unit was greater than its book value, and the Company was not required to impair the goodwill. Upon further review and after analyzing the Company as a whole, the Company determined that some assumptions it used in the determination of the fair value of the reporting unit required revision, resulting in a determination that the fair value of the reporting unit was less than the book value of the reporting unit. The Company also analyzed the Company as a whole, including the Company’s four separate reporting units. Based on this analysis of comparing the fair value of each reporting unit to the book value and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeded the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded an adjustment to record a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017, which reduced our balance sheet amount for goodwill to $0.

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

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

101	The following financial information from Communications Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (v) Notes to Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 13, 2017		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: November 13, 2017	Chief Financial Officer