Form 10-K
period 2017-12-31
COMMUNICATIONS SYSTEMS INC
filed 2018-04-06
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or emerging growth company.

See the definitions of “ large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $30,627,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2017.

As of March 1, 2018 there were outstanding 8,982,169 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2018 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.) and the United Kingdom (U.K.). CSI is principally engaged through its Suttle, Inc. (“Suttle”) subsidiary and business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications, and through its Transition Networks, Inc. (“Transition Networks” or “Transition”) subsidiary and business unit in the manufacture and sale of core media conversion products, Ethernet switches, and other connectivity and data transmission products. Through its JDL Technologies, Inc. (“JDL Technologies” or “JDL”) business unit, CSI provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment. Through its Net2Edge Limited (“Net2Edge”) U.K.-based business unit, the Company develops, manufactures and sells products that enable telecommunications carriers to connect legacy networks to high-speed services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into the following four segments:

●	Suttle manufactures connectivity infrastructure products for broadband and voice communications;

●	Transition Networks designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products;

●	JDL Technologies is an IT managed services provider and value-added reseller; and

●	Net2Edge develops, manufactures and sells products to connect legacy networks to high-speed services.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Suttle, Inc.

Suttle, based in Minnetonka, Minnesota, manufactures and markets a broad range of products that support broadband and telephone service under the Suttle brand name in the United States and internationally. Products are deployed from the last mile of the carrier network into the premise/enterprise to meet the unique needs of hybrid/fiber/copper networks. The Company’s customer-oriented approach provides right-sized solutions that leverage existing infrastructure and protect investments as markets and technologies grow and change. With over 100 years of knowledge and experience, Suttle is a reliable partner, delivering innovative, flexible, easy-to-use solutions, lower cost of ownership, and solid customer support. The Company manufactures 75% of its products at its plant in Hector, Minnesota. The other 25% are purchased from offshore contract manufacturers. Segment sales were $32,384,000 in 2017 and $42,076,000 in 2016.

Products

Suttle’s products include Structured Cabling Products (enclosure systems to support premise distribution of broadband and other connectivity networks), FTTx Products (fiber optic management and connectivity solutions for access and premise networks), Modular Connecting Products (connecting products for copper telecommunications networks) and DSL Products (products that support broadband connectivity to copper networks).

Products for the Edge of the Network:

Suttle’s solutions for the last mile of the carrier’s network, i.e. the “Edge,” are designed to operate in challenging environments yet be easily accessible, extend the life of the existing network, enhance data speeds, and prevent loss of bandwidth at the point of use.

Suttle products are designed to work indoor and outdoor and feature flexibility and scalability in real world applications for both copper and fiber networks. Suttle’s FutureLinkTM solutions offer a range of products, including terminals, as well as patch-and-splice and splitter enclosures.

Products for the Connected Home/Business:

Suttle sells service distribution products for cost-effective solutions using existing and new structured wiring. These products reduce installation time and labor costs, and increase the provider’s return on investment. In addition to reducing a service provider’s up-front costs, Suttle’s high throughput solutions help eliminate potential bottlenecks to “future-proof” the installation, reducing future costs.

Suttle’s MediaMAXTM brand products enable reliable brownfield and greenfield premise connectivity to meet the increasing demand for wired and wireless high-speed service throughout the home and business. Designed to optimize installation cost while maximizing coverage and bandwidth at the point of use for multiple deployment topologies, this brand includes a premise connectivity and distribution system, featuring plastic modular enclosures and tool-less, snap-in modules to minimize wireless interference. MediaMAXTM brand products replace Suttle’s SOHOTM brand products, which had been Suttle’s primary premise distribution products for approximately the last 10 years.

Another key feature of the MediaMAX brand products is installation cost and time saving tool-less technology available in jacks and modules. Rounding out the inside the premise/enterprise offering are faceplates and wall plates that accommodate hybrid/fiber, copper and coax connections for higher speed, tool-less connectivity and lower cost of ownership.

Markets and Marketing

Suttle markets its outside plant and premise distribution products globally to telecommunications companies, service providers, residential builders, and low-voltage installers through distributors and the Company’ sales staff. Suttle has a solid history of offering long-term solutions to some of the largest global providers by understanding customers’ needs and providing innovative solutions coupled with strong customer support. Suttle reaches its targeted customers through a variety of marketing media including trade shows, associations, advertising, social media, and the Suttle website, SuttleSolutions.com, which emphasizes our focus on end-to-end customer oriented solutions for communication service providers.

Customers

Suttle’s customers include telephone, CATV, internet service providers and enterprise networks. The Company’s major telephone company customers include AT&T, CenturyLink and Verizon. Suttle serves these major telephone companies directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 90% of Suttle’s sales in 2017 and 90% in 2016.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors, but also directly through its sales staff. Sales to cable customers and original equipment manufacturers (“OEMs”) are made through Suttle’ nationwide network of distributors and through the Suttle sales staff. Sales to OEMs and other distributors were 8% of Suttle’s sales in 2017 and 6% in 2016. Sales to international customers and other customers represented 2% of Suttle’s sales in 2017 and 4% in 2016.

Competition

Suttle encounters strong competition in all its product lines and competes primarily on the basis of the broad lines of products offered, product performance, quality, price, delivery, and customer support. Some distributors of Suttle’s products also market products for one or more of Suttle’s competitors.

Manufacturing and Sources of Supply

Suttle manufactures its products using plastic or metal parts, wire sub-assemblies, fasteners, brackets, electronic circuit boards, and other components, most of which are fabricated by Suttle. There are multiple sources of supply for the materials and components and Suttle is not dependent upon any single supplier. Although Suttle has not generally experienced significant problems in obtaining its required supplies, from time to time it experiences spot shortages and longer order lead times are required from its offshore suppliers.

Research and Development

Suttle continually seeks to understand the needs of its customers and both develops new products for evolving customer requirements and enhances existing products to improve its existing product line. For competitive reasons, including duplication of its designs by foreign apparatus manufacturers, Suttle has adopted a policy to seek patent protection on innovative new products. Suttle filed for five patents in 2016 and filed two patent applications in 2017.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed when incurred and were $528,000 in 2017 compared to $2,596,000 in 2016. Research and development costs were lower in 2017 because a number of development projects were concluded in 2016.

Suttle and Suttle Solutions are important trademarks. Suttle supports these brand names by trade advertising and believes they are well known in the marketplace. Other important trademarks include FutureLinkTM brand for the last mile and MDU solutions; MediaMAXTM panels, modules, jacks and wall plates; SpeedStarTM for passive premise connectivity; and CorroShield® brand gel that prevents network corrosion.

Order Book

Suttle manufactures its products both on a make-to-order basis and on the basis of customer forecasts. Outstanding customer orders at March 1, 2018 were approximately $2,849,000 compared to approximately $3,604,000 at March 1, 2017. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

(ii) Transition Networks, Inc.

Transition Networks, Inc., based in Minnetonka, Minnesota, designs, assembles and markets media converters, NIDs, network interface cards (NICs), Ethernet switches, Small Form Factor Pluggable modules (SFP), and other connectivity products under the Transition Networks brand name. Transition sells its products through distributors, resellers, integrators, and OEMs. These media converters, NIDs, and Ethernet Switch products allow network operators to transmit voice and data across networks and between copper-wired and fiber-optic equipment. Sales by Transition Networks were $38,541,000 in 2017 compared to $41,093,000 in 2016. International sales accounted for 19% of Transition’s sales, or $7,280,000 in 2017, compared to $8,406,000, or 20% of Transition’s sales in 2016.

Products

Transition Networks designs, assembles and sells media converter devices, NIDs, Ethernet switches and other connectivity products that enable customers to transmit voice and data across networks and between systems using different types of media (for example, between copper and fiber). These products assist customers in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As enterprise networks continue to change and evolve, our solutions enable customers to both integrate fiber optics into their existing infrastructure as their networks grow, and to extend advanced data services to their customers at remote locations, including supporting wireless networks and backhaul requirements. Many of our products incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot fiber optic and copper network infrastructure. Our growing Power-over-Ethernet (PoE) products support remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for local power in hard-to-reach locations.

Transition Networks products support a wide variety of protocols, including: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, T3/E3, DS1/DS3, RS232, RS485, OC3, OC12, among others. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including Network Management System (NMS) software for providing superior provisioning and monitoring of its Ethernet switches and other managed devices. Transition has been developing and marketing Ethernet-based networking products for over 30 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, government, and security markets.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations, in addition to OEM partners through which the Company sources product and markets under its own name. In 2017, 54% of the total value of Transition Networks’ products was manufactured in or sourced from Asia, 27% was manufactured in the US, and the remaining 19% was produced in Mexico. Offshore sources of supply are subject to certain risks, including political risk.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets including federal government, enterprise, service provider, industrial, security and surveillance markets. Transition Networks has a broad customer base that uses its products in a variety of applications.

The media conversion product line is used in several applications. The ION and Point System™ chassis-based modular systems are used primarily in telecommunications closets for high-density applications or when multiple protocols need to be supported. Stand-alone media converters are used typically at customer premises or for lower density applications. The line of Ethernet switches is used in last-mile access, backhaul, wiring closets and at end-user stations. The Carrier Ethernet NID line of products addresses the high quality access requirements for both business services and wireless backhaul data communications and telecommunications applications.

Marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, email, social media and public relations activities. Transition Networks also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

The “Transition Networks” brand name is important to the Company’s business. The Company believes the Transition Networks name is well known in the marketplace and with trade advertising.

Research and Development

Transition Networks develops products for the federal government, enterprise, service provider, security and industrial markets. This includes developing converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include remote management devices built on the IEEE® 802.3AH, 802.3AG, ITU-T Y.1731 standards, Metro Ethernet Forum (MEF)® standards, and Power Over Ethernet devices based on the IEEE® 802.3AF and IEEE® 802.3AT standards. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed when incurred and were $2,454,000 in 2017 compared to $2,770,000 in 2016.

Transition Networks’ conducts its research and development operations in the United States, at its Minnetonka, Minnesota headquarters location. While this U.S. location has primary engineering and product development responsibility, Transition Networks occasionally uses third party design services and Original Design Manufacturers (“ODM”) to support specific product design requirements.

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

Order Book

Outstanding customer orders for Transition Networks products were approximately $2,607,000 at March 1, 2018 and $1,656,000 at March 1, 2017. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., based in Fort Lauderdale, Florida, is a managed service provider and value-added reseller supplying information technology (“IT”) solutions focused on IT managed services, which includes network design, deployment and integration; cloud hosted and virtualized services; and remote support and management from our managed services operation center and project revenue which includes IT services project engagements. JDL’s 2017 sales were $11,210,000 compared to 2016 sales of $15,464,000. Project revenue totaled $8,532,000 in 2017 or 76% of JDL sales compared to $11,854,000 in 2016 or 77% of JDL sales. Managed service revenues decreased to $2,678,000 in 2017 from $3,610,000 in 2016.

Markets and Marketing

JDL differentiates itself from its competitors by continuously adapting to changes in available IT services, ensuring it continues to provide new and innovative solutions to its clients and prospective clients. This ensures JDL remains well qualified to help clients with their use of technology and IT resources to meet business objectives and regulatory requirements.

JDL partners with clients to provide complete support for their information technology environments, from servers to software applications, from the network-level down to the desktop level. Under a typical managed services agreement, JDL maintains corporate IT, resolves issues, supports the client’s user community, and adds value to the client’s business by enabling the client to focus on its core competencies. JDL’s key avenues for delivering on this commitment—and its competitive advantages—include JDL’s on-premise managed services operations center and secure, state-of-the-art hosted datacenter. The managed services operations center leverages the best available tools, applications, practices and resources to deliver a consistent, quality customer experience. JDL holds the MSP Trustmark credential from CompTIA and is a member of the MSP Alliance.

JDL’s portfolio of technology solutions reflects the regular introduction of new technologies and delivery methodologies and the increasing demand among businesses for innovative solutions to strengthen their competitive edge and address prevailing IT challenges. With its team of professionally certified engineers, more than 250 years of technical experience, and talented leadership, JDL Technologies develops IT solutions that effectively meet these demands. As an example, HIPAA FastTrack, the Company’s flagship service for healthcare, earned an Information Security award for Innovation in Compliance in 2016. To sustain its leading-edge position, JDL also maintains robust partnerships with strategic manufacturers and is a 3CX VoIP Gold Partner, HP Enterprise Gold Partner, Microsoft Gold Partner, eMDs Solution Provider and Citrix Solutions Service Provider.

Customers

In 2017, JDL Technologies aggressively targeted its primary vertical markets, healthcare and commercial business, through its JDL HealthTechTM and JDL TechWatchTM brands.

Healthcare:

Under the JDL HealthTech brand, JDL continues to penetrate the growing healthcare market in Florida, offering an array of services that address HIPAA Security Rule and Privacy Rule compliance requirements, including its flagship cloud-based service, HIPAA FastTrack. JDL’s managed services practice supports clients ranging from single-office providers, to multi-location regional specialists, to their regulated suppliers and business associates. A sampling includes:

-	A national provider of healthcare staffing services and software with locations across the U.S.

-	A thriving medical and therapeutic services provider with 15 locations in the Atlanta area

-	A pharmaceutical manufacturing and biotesting firm with 900 employees in the U.S.

Commercial:

JDL Technologies continues to build a solid roster of diverse commercial clients under its JDL TechWatch brand. In 2017, JDL placed increased emphasis on providing Cloud Based IT Managed Services rather than the more traditional premise based support services. This enabled JDL to provide tighter service level agreements regarding uptime and availability while decreasing labor costs.

Education:

JDL Technologies continues to support a multi-year project to provide wireless network services and datacenter upgrades for several hundred public K-12 schools in Florida. The education vertical remains an important element of JDL’s overall market strategy.

Products and Services

As a managed service provider and value-added reseller, JDL Technologies specializes in delivering technology solutions that free organizations to focus on the strategic business activities critical to their financial success. JDL’s technology solutions encompass an extensive range of networking, virtualization, cloud and infrastructure services, most of which are available under JDL managed services contracts. As technology continues its move to the cloud, JDL aggressively markets its portfolio of cloud-based service offerings to healthcare and commercial business. Its HIPAA FastTrack and Security FastTrack services, available in the JDL Cloud powered by Citrix, have won awards for product innovation, just as JDL Technologies has been recognized in the industry as a leading Managed Service Provider. JDL engineers are trained and certified in the newest cloud and other technology solutions.

Managed Services:

JDL Technologies continues to refine its Managed Services offering as the industry matures taking it from a traditional remote management model to a hosted service offering that grants JDL greater control, enables tighter service level agreements and increases margins. JDL serves a diverse base of clients with locations throughout the United States, offering managed service programs designed specifically for the healthcare and commercial markets. These robust programs meet HIPAA compliance standards and, while the majority of clients are supported remotely, independent of geographic borders, JDL is also able to provide on-site network management and help desk support for key enterprise clients in South Florida. JDL’s managed services include network management, availability assurance, event alerting and incident management services; server, workstation, mobile device and other asset management services; security services including software patching, firewall, antivirus, antimalware and intrusion detection and prevention services; help desk support for client users; SIP trunking, voice over IP and office management services; migration, conversion and vendor management; and technical consulting services and training.

Cloud Solutions:

After building its portfolio of cloud service offerings in 2015, JDL has aggressively marketed these services in the healthcare and commercial verticals. Wireless as a service, infrastructure as a service, and Citrix as a service (sold as JDL FastTrack) are among the most popular cloud offerings, with others including backup, storage, voice over IP, firewall and email as cloud or hosted services. The benefits to clients are numerous and include vertical and horizontal scalability, internal bandwidth conservation, and simplification of IT management within client organizations, while JDL benefits from substantial economies of scale and standardization. All JDL cloud offerings are billable as monthly recurring revenue under its managed service model, and JDL is committed to bringing the benefits of cloud services to all clients. In 2017, JDL moved 19 clients to its cloud services platform.

Network Services:

JDL’s roots are in network services, and these services remain central to its role as a managed service provider and value-added reseller. The JDL team has extensive experience and professional certifications in assessing, designing and implementing wired and wireless networks as well as entire technology infrastructures. Networking services also include network infrastructure as a service, network design and deployment, network and endpoint security, network tuning and device installation/configuration services.

Virtualization:

Using virtualization across an organization’s IT environment delivers greater agility, mobility and efficiency. JDL’s virtualization engineers assess, design, deploy, and manage virtualization programs that are designed to ensure user access to any workload, anytime, anywhere, on any device. JDL’s virtualization services encompass desktops, servers, applications, storage, and any combination thereof, including connectivity and software licensing. As JDL clients continue to adopt virtualization, they experience the economies of scale, reduced capital requirements, enhanced security, and disaster recovery protections that are inherent in virtualized environments.

Competition

The Managed Services Market is projected to achieve significant growth over the next several years, which is attracting significant competitive growth. In response to these pressures, JDL’s focus is to quickly adapt to the changing needs of its clients through the adoption and productizing of new IT Service technologies as they become available. An example of this would be our JDL Fasttrack solution for the healthcare market that utilized cloud delivered desktops in response to the growing and challenging HIPAA requirements faced by the healthcare market. By ensuring JDL continuously evaluates the services we offer with a focus on the changing market, we are able to provide a better range of services to our clients and prospects while increasing their reliance upon us as their IT service provider.

Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $1,344,000 at March 1, 2018 and $4,132,000 at March 1, 2017. The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

(iv) Net2Edge

Net2Edge Limited, based in Basingstoke, Hampshire, United Kingdom, designs, manufactures and markets Carrier Ethernet based Network Access Devices and software under the Liberator™ brand name. Net2Edge™ operates a direct touch sales model and also markets its products through approved partners and integrators. Net2Edge’s physical products allow network operators to transmit packetized voice and data across networks and between copper-wired and fiber-optic equipment. Net2Edge is currently developing software products to launch it in to the Software Defined Networking (“SDN”) area and associated Network Function Virtualization (“NFV”) markets. Sales by Net2Edge were $1,079,000 in 2017 and $1,873,000 in 2016.

Products

Net2Edge designs, assembles and sells Ethernet based switches based around the international MEF standards. Those products range from legacy over packet interfaces such as Serial, TDM or ISDN and Native Ethernet from 1G to 10G and beyond. Net2Edge targets these products at telecommunications service providers as Network Interface Devices. By design, the products transmit data from the subscriber enterprise to the provider edge, usually a router. The products are sophisticated, carrying multiple services with definable quality of service metrics over fiber optic paths. These products assist in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As enterprise networks continue to change and evolve, our solutions enable customers to integrate multiple services into their existing infrastructure. All Net2Edge products incorporate features for performing advanced levels of fault management and automated provisioning minimizing the administrative burden of the operator.

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

Net2Edge’s marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, email, social media, and public relations activities. Net2Edge also provides and participates in advertising and cooperative marketing campaigns with its partners.

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

Research and development consists primarily of designing, prototyping, testing equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $657,000 in 2017 and $621,000 in 2016.

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

Order Book

Outstanding customer orders for Net2Edge products were approximately $1,031,000 at March 1, 2018 and $126,000 at March 1, 2017. Net2Edge orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(2) Employment Levels

As of March 1, 2018 the Company employed 294 people. Of this number, 147 were employed by Suttle, 81 by Transition Networks, Inc., 26 by JDL Technologies, Inc., 21 by Net2Edge in the U.K., and 19 corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2018 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Roger H.D. Lacey	67	Vice-Chairman of the Board and Chief Executive Officer [2014][2]

Mark D. Fandrich	56	Vice President, Treasurer and Chief Financial Officer [2016][3]

Bruce Blackwood	55	General Manager, Suttle, Inc. [2007][4]

Scott Otis	56	General Manager, Transition Networks, Inc. [2013][5]

Scott Fluegge	48	President and General Manager, JDL Technologies, Inc [2011][6]

Kristin A. Hlavka	36	Corporate Controller [2011][7]

1	Dates in brackets indicate year in which officers began serving in their current capacity. Executive officers serve at the pleasure of the Board of Directors.

2	Mr. Lacey has been a director of the Company since 2008. He was appointed Vice Chair in September 2013, was appointed Interim Chief Executive Officer in June 2014, and was appointed as the Chief Executive Officer on February 25, 2015. Mr. Lacey was Senior Vice President of Strategy and Corporate Development for 3M Corporation from 2009 until his retirement in 2013. In addition, from 2000 until his retirement, he was 3M Corporation’s Chief Strategy Officer and head of mergers and acquisitions.

3	Mr. Fandrich was appointed Chief Financial Officer in August 2016. From July 2015 to August 2016, he served as Vice President of Finance of Suttle, Inc. From April 2004 to July 2015, he was Corporate Controller for The Bergquist Company, a global supplier of thermal interface material.

4	Mr. Blackwood has served as General Manager of Suttle since December 2007. From July 2001 to November 2007 he served as Suttle’s Vice President of Sales.

5	Mr. Otis was appointed General Manager of Transition Networks in September 2013. From December 2010 to June 2011 he served as Vice President, Operations - Professional Services for TE Connectivity, Inc. Prior to December 2010, he was the Vice President, Marketing and Business Development – ADC Professional Services.

6	Mr. Fluegge was appointed Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

7	Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

(d)	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

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

Competition in the markets for voice and data communications products is intense. Our ability to compete with other manufacturers of these products depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. Our JDL subsidiary also experiences intense competition from other providers of IT products and services. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Some of our current competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than we. These current and future competitors may be able to identify new markets and develop new products that are superior to those we develop. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than we. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

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

The business effect on us of significant customer mergers is likely to be unclear until sometime after these transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. We cannot ensure that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.

Our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate, adversely affect our business, and damage our brand and reputation. Risks are particularly acute in the cloud-based technologies that we and other third parties operate and that form a part of our solutions.

We rely extensively on our information technology systems or on third-parties for services including our enterprise resource planning (“ERP”) system, banking, payroll, shipping, and e-mail systems to conduct business. We also collect, store and transmit sensitive data, including proprietary business information and personally identifiable information of our customers, suppliers and employees.

Despite our investment in our information technology systems and data security program, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, our information technology and communication systems may be vulnerable to cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, at our facilities or at third-party locations.

Any failure, breach or unauthorized access to our or third-party systems could result in the loss of confidential, sensitive or proprietary information, interruptions in our service or production or otherwise our ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to our reputation or liability. There can be no assurance that our protective measures will prevent or timely detect security breaches that could have a significant impact on our business, reputation, operating results and financial condition.

In addition, our JDL Technologies subsidiary provides IT services for the Company internally and for third party customers. As we continue to direct a portion of our JDL sales efforts toward Cloud solutions, we expect to store, convey and potentially process increasing amounts of data produced by customer devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important that we maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing a reasonable level of reliability and security. Despite any available security measures and other precautions that we deploy, the infrastructure and transmission methods we use directly or through third-parties, may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, and subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.

If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers’ data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation. The costs we would incur to address and fix these incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to our business will intensify.

Our financial results could be adversely affected if one or more of our key customers substantially reduces orders for our products.

Traditionally, we have derived a large portion of our revenues from a relatively small number of customers, with our top ten customers accounting for 70%, and 68% of net sales for 2017 and 2016, respectively. In fiscal 2017 and 2016, one Suttle customer accounted for approximately 10% and 12% of consolidated sales, respectively. In fiscal 2017 and 2016, a JDL customer accounted for 9.9% and 11% of our consolidated sales, respectively. The loss of or a substantial reduction in purchases by any one or more of our top customers could have a material adverse effect on our business, financial position and results of operations.

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

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

●	the volume and timing of customer orders and our ability to fulfill those orders in a timely manner

●	the overall level of capital expenditures by our customers

●	work stoppages and other developments affecting the operations of our customers

●	our ability to obtain new customers and customer contracts

●	the timing of our revenue recognition

●	the timing of our new product and service introductions

●	the availability of products and services we need from our suppliers

●	market acceptance of new and enhanced versions of our products and services

●	variations in the mix of products and services we sell

●	the timing of federal and state government funding of projects

●	the location and utilization of our production capacity and employees and

●	the availability and cost of key components of our products.

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

Like all companies, our success depends on the efforts and abilities of our senior management personnel and other critical employees, including those in sales, marketing and product development functions. Our ability to attract, retain and motivate these employees is critical to our success. In addition, because we may acquire one or more businesses in the future, our success may depend, in part, upon our ability to retain and integrate our own personnel with personnel from acquired entities that are necessary to the continued success or the successful integration of the acquired businesses.

Managing our inventory is complex and may include write-downs of excess or obsolete inventory.

Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of finished goods for orders we anticipate but do not receive. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions or inventory write-downs, which could adversely affect our business and results of operations.

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

We maintain internal controls to generate reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial system preparation and presentation. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

While reviewing our internal controls over financial reporting for the year ended December 31, 2016, we determined we had a material weakness in internal controls related to segregation of duty conflicts that had also existed at December 31, 2015. Although we remediated this material weakness in 2017, we also determined that at December 31, 2017 we had a material weakness in internal controls over financial reporting related to impairment analysis of long-lived assets due to (i) our failure to review, in sufficient detail, our analysis and the basis for our conclusion that our goodwill was not impaired, and (ii) our failure to review, in sufficient detail, our analysis and the basis for our conclusion that the fixed assets at one of our business units were not impaired. See Item 9A for further details.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-	The Company owns a 105,000 square foot building in Minnetonka, Minnesota where its executive and administrative offices are located. Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations. JDL Technologies uses this facility for some administrative operations. Suttle uses this facility for its sales, marketing and product development.

-	The Company owns three buildings in Hector, Minnesota totaling 109,000 square feet of manufacturing space for its Suttle operations.

-	JDL leases 7,000 square feet of office space in Fort Lauderdale, Florida.

-	Net2Edge leases 5,500 square feet of office space in Basingstoke, Hampshire, U.K.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the trading symbol JCS.

The table below presents the price range of high and low trades of the Company’s common stock for each quarterly period indicated as reported by Nasdaq for 2017 and 2016.

	2017		2016
	High	Low	High	Low
First	$5.19	$4.25	$8.16	$5.56
Second	4.92	4.02	7.49	6.06
Third	4.60	3.41	7.42	4.63
Fourth	4.79	3.47	5.40	3.41

Holders

At March 1, 2018 there were approximately 536 registered holders of record of Communications Systems, Inc. common stock.

Dividends

Communications Systems, Inc. paid regular quarterly dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend per Share
January 1, 2018	$.04
October 1, 2017	.04
July 1, 2017	.04
April 1, 2017	.04
January 1, 2017	.04
October 1, 2016	.04
July 1, 2016	.16
April 1, 2016	.16
January 1, 2016	.16

The payment of future dividends will be determined at the discretion of the Board of Directors.

Information Regarding Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2017:

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares		Number of shares of
	of common stock		common stock remaining
	to be issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding shares in
Plan Category (1)	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Employee Plan	10,230	$14.15	—
1992 Stock Plan-Nonemployee Director Plan	51,000	$10.96	—
1990 Employee Stock Purchase Plan	7,955	$3.03	53,205
2011 Executive Incentive Compensation Plan	1,315,294	$8.09	519,652

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights.

Five-year Performance Graph

Not applicable because the Company is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2017 the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 2017	—	$—	—	411,910
November 2017	245	3.84	—	411,910
December 2017	—	—	—	411,910
Total	245	$3.84	—	411,910

(1)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(2)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

ITEM 6.	SELECTED FINANCIAL DATA

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, except per share amounts)

	Year Ended December 31

	2017	2016	2015	2014	2013

Selected Income Statement Data
Sales	$82,323	$99,353	$107,670	$119,071	$131,320
Cost of sales	61,487	72,771	76,123	76,913	86,421
Gross Profit	20,836	26,582	31,547	42,158	44,899

Costs and Expenses:
Selling, general and administrative expenses	28,699	35,186	40,830	38,628	36,743
Additional minimum pension liability adjustments[1]	—	(4,148)	—	—	—
Pension settlement costs	—	—	1,222	—	—
Impairment loss	1,617	—	—	—	5,850
Restructuring expense	2,285	—	—	238	1,149
Total operating expenses	32,601	31,038	42,052	38,866	43,742
Operating (Loss) Income	(11,765)	(4,456)	(10,505)	3,292	1,157
Other (Expense) Income, Net[1]	(95)	(3,400)	104	(112)	(53)
(Loss) Income Before Income Taxes	(11,860)	(7,856)	(10,401)	3,180	1,104
Income Tax (Benefit) Expense	(34)	257	(753)	1,219	2,061
Net (Loss) Income	$(11,826)	$(8,113)	$(9,648)	$1,961	$(957)
Basic Net (Loss) Income Per Share	$(1.32)	$(0.92)	$(1.11)	$0.23	$(0.11)
Diluted Net (Loss) Income Per Share	$(1.32)	$(0.92)	$(1.11)	$0.23	$(0.11)
Cash Dividends Declared Per Share	$0.16	$0.40	$0.64	$0.64	$0.64
Weighted Average Diluted Shares Outstanding	8,943	8,832	8,720	8,640	8,531

Selected Balance Sheet Data
Total Assets	$58,146	$73,177	$87,916	$100,286	$103,533
Property, Plant and Equipment, Net	12,625	15,719	17,468	18,153	14,941
Long-term Liabilities	15	176	290	1,271	1,838
Stockholders’ Equity	49,171	61,633	72,185	86,020	88,622

1 As part of the settlement of our pension plan, the Company recorded $4.1 million in pension liability gains previously recorded in accumulated other comprehensive income within operating expenses during 2016. Additionally, in 2016 the Company recognized $4.2 million in foreign currency translation losses within Other (Expense) Income due to the substantial liquidation of our Austin Taylor subsidiary in the U.K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. provides physical connectivity infrastructure products and services for global deployments of broadband networks through the following business units:

Suttle

Founded in 1910, Suttle provides network solutions that meet service providers’ needs at the edge of the network and inside the home/business. Suttle’s product portfolio incorporates technology that leverages existing infrastructure and lays the foundation for future growth. Products are designed to comply with the most stringent industry standards. Quality management systems are ISO 9001 and TL9000 certified. Suttle’s newest brands are FutureLinkTM and MediaMAX™. FutureLinkTM provides high-speed connectivity solutions in the last mile of a network. The FutureLinkTM Stackable Fiber Interface Terminal (SFIT)—among other platforms that feature grow-as-you-go capability—is part of Suttle’s FTTx solution. MediaMAX™ is designed for gigabit services for the connected home/business. MediaMAX™ optimizes installation cost while maximizing coverage and high-bandwidth.

Transition Networks

With over 30 years of growth and expertise in hardware and software development, Transition Networks offers customers the ability to affordably integrate the benefits of fiber optics into any data network, in any application, and in any environment. Offering support for multiple protocols, any interface, and a multitude of hardware platforms, Transition Networks’ portfolio gives customers the power to deliver and manage network traffic reliably over fiber. Transition Networks distributes hardware-based connectivity solutions through a network of resellers in over 90 countries.

JDL Technologies

JDL Technologies provides technology services and infrastructure to the commercial, healthcare and education market segments. JDL’s portfolio of technology solutions includes managed services, virtualization and cloud solutions, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. JDL has provided many of these technology services to the School Board of Broward County, Florida, the sixth largest public school district in the U.S., for more than a decade, and also provides these services to a number of commercial and healthcare clients.

Net2Edge

Net2Edge has been created to focus on the service provider/communications markets. Net2Edge designs, manufactures and markets Carrier Ethernet based Network Access Devices and software designed to revolutionize the near future evolution to the next wave of network modernization. Carrier Ethernet is the standard universal service provider delivery system based on the internationally recognized MEF service standards. Net2Edge has created significant market differentiation by enabling legacy services over Carrier Ethernet Access Devices. Service providers all over the world still deploy old networks that are expensive to operate, maintain and manage, yet have millions of subscribers. Net2Edge helps resolve that challenge by bringing these legacy services in to the 21st century network.

Key 2017 Developments

●	The Company’s 2017 sales were $82.3 million, a 17% decrease from 2016 sales of $99.4 million.

●	The Company’s 2017 net loss was $11.8 million, or ($1.32) per diluted share, compared to net loss of $8.1 million or ($0.92) per diluted share in fiscal 2016.

●	At 2017 year end, the Company had cash, cash equivalents and investments of $18.0 million and positive working capital of $36.5 million compared to cash, cash equivalents and investments of $16.2 million and working capital of $44.0 million at December 31, 2016.

●	Suttle sales decreased 23% to $32.4 million in 2017 from $42.1 million in 2016. Suttle incurred $2.3 million in restructuring expense in 2017 related to the planned closure of its Costa Rica facility. Suttle had an operating loss of $9.8 million in 2017 compared to an operating loss of $8.6 million in 2016.

●	Transition Networks sales decreased 6% to $38.5 million in 2017 from $41.1 million in 2016. Transition had operating income of $1.4 million in 2017 compared to operating income of $0.3 million in 2016.

●	JDL Technologies sales decreased 28% to $11.2 million in 2017 from $15.5 million in 2016. JDL had an operating loss of $0.8 million in 2017 compared to operating income of $1.9 million in 2016, due to a $1.5 million goodwill impairment loss recognized in the second quarter of 2017.

●	Net2Edge sales decreased 42% to $1.1 million in 2017 from $1.9 million in 2016. Net2Edge had an operating loss of $2.6 million in 2017 compared to an operating loss of $2.2 million in 2016.

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make these forward looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of these risk factors, please see Item 1A above.

Critical Accounting Policies

Inventory Valuation: We value inventories at the lower of cost or net realizable value. Reserves for excess and obsolescence are estimated and recorded to reduce the carrying value to estimated net realizable value. The amount of the reserve is determined based on historical usage, projected sales information, plans for discontinued products and other factors. Though management considers these reserves adequate and proper, changes in sales volumes due to unexpected economic or competitive conditions are among the factors that could materially affect the adequacy of this reserve.

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

Results of Operations

2017 Compared to 2016

Consolidated sales were $82,323,000 in 2017, an 17% decrease from sales of $99,353,000 in 2016. Net loss in 2017 was $11,826,000, or ($1.32) per share compared to net loss of $8,114,000 or ($0.92) per share in 2016.

Suttle Results

Suttle sales decreased 23% to $32,384,000 in 2017 compared to $42,076,000 in 2016 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecom suppliers to installers. Sales by product groups in 2017 and 2016 were:

	Suttle Sales by Product Group
	2017	2016
Structured cabling and connecting system products	$29,932,000	$38,196,000
DSL and other products	2,452,000	3,880,000
	$32,384,000	$42,076,000

Suttle’s sales by customer groups in 2017 and 2016 were:

	Suttle Sales by Customer Group
	2017	2016
Communication service providers	$29,071,000	$37,796,000
Distributors	2,557,000	2,724,000
International	756,000	1,556,000
	$32,384,000	$42,076,000

Sales to the major communication service providers decreased 23% to $29,071,000 in 2017 compared to $37,796,000 in 2016 due to continuing pricing pressures and volume declines in legacy products. Sales to these customers accounted for 90% of Suttle’s sales in 2017 and 2016. Sales to distributors decreased 6% due to the continued decline in DSL product sales and the impact from the discontinuation of certain legacy products, and accounted for 8% of sales in 2017 compared to 6% in 2016. International sales accounted for 2% of Suttle’s 2017 sales and decreased 51% compared to 2016 due to reduced volume from legacy products in major telecommunications customers.

Sales of structured cabling and connecting system products decreased 22% primarily due to volume declines as a result of project delays from major telecommunications customers. Sales of DSL and other products decreased 37% due to reduced orders from a large international customer and the maturation of the DSL technology product life cycle in the domestic market.

Suttle’s gross margin decreased 63% to $1,420,000 in 2017 compared to $3,883,000 in 2016. Gross margin as a percentage of sales decreased to 4% in 2017 as compared to 9% in 2016 primarily due to the $417,000 write off of prepaid royalties under a product development agreement and increases to the inventory reserves, driven by Suttle’s decision to discontinue certain legacy products. The margin impact of excess and obsolete inventory adjustments was $4,214,000 in 2017 (13.0% of sales) compared to $1,418,000 (3.4% of sales) in 2016.

Selling, general and administrative expenses decreased $3,625,000, or 29% to $8,900,000, or 27% of sales, in 2017 compared to $12,525,000 in 2016, or 30% of sales, due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $528,000 and $2,596,000 in research and development expenses in 2017 and 2016, respectively. Suttle incurred $2,285,000 in restructuring expense in 2017 related to the planned closure of its Costa Rica facility.

Suttle had an operating loss of $9,765,000 in 2017 compared to an operating loss of $8,642,000 in 2016.

Transition Networks Results

Transition Networks develops, markets, and sells active networking hardware devices. Characteristics of the business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from customer network upgrade projects, which tend not to recur. The core markets for these products are enterprise, service providers, government, and industrial users. Roughly 81% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we will invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 6% to $38,541,000 in 2017 compared to $41,093,000 in 2016. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Sales by customer groups in 2017 and 2016 were:

	Transition Networks Sales by Region
	2017	2016
North America	$31,261,000	$32,687,000
EMEA	2,314,000	2,819,000
Rest of world	4,966,000	5,587,000
	$38,541,000	$41,093,000

The following table summarizes Transition Networks’ 2017 and 2016 sales by product group:

	Transition Networks Sales by Product Group
	2017	2016
Media converters	$21,670,000	$25,473,000
Ethernet switches and adapters	8,699,000	7,827,000
Other products	8,172,000	7,793,000
	$38,541,000	$41,093,000

Sales in North America decreased 4% or $1,426,000 compared to 2016 due to delays in federal projects and disruptions in our supply chain. International sales decreased $1,126,000, or 13%, due to continued weakness in the EMEA region and project timing. Sales of media converters decreased 15% or $3,803,000 due to delays in federal projects and supply chain disruption. Sales of Ethernet switches and adapters increased 11% or $872,000 due to the success of several new products launched in the year. All other products increased 5% or $379,000, due to strong accessory sales.

Gross margin decreased 4% to $16,762,000 in 2017 compared to $17,486,000 in 2016. Gross margin as a percentage of sales remained stable at 43% in both 2017 and 2016.

Selling, general and administrative expenses decreased 11% to $15,371,000, or 40% of sales, in 2017 from $17,180,000, or 42% of sales in 2016 due to a continued focus on reducing operational costs. Operating income was $1,391,000 in 2017 compared to operating income of $306,000 in 2016.

Transition Networks continues to develop products based on market needs as well as by following industry standards set by such organizations as the Institute of Electrical and Electronics Engineers (IEEE) and the Metro Ethernet Forum (MEF). It also continues to invest in sales and marketing to grow revenues in our target markets and expand sales outside of North America.

JDL Technologies, Inc. Results

Sales by JDL Technologies decreased 28% to $11,210,000 in 2017 compared to $15,464,000 in 2016. The following table summarizes JDL’s revenues by customer group in 2017 and 2016:

	JDL Revenue by Customer Group
	2017	2016
Education	$8,160,000	$11,269,000
Healthcare and commercial clients	3,050,000	4,195,000
	$11,210,000	$15,464,000

Revenues earned from the education sector decreased $3,109,000 or 28% in 2017 due to a decrease in the number of network related projects completed during the year. Federal and local funding for public school district investments in IT infrastructure and services varies substantially from year to year, and JDL Technologies expects to continue to experience notable swings in quarterly and annual revenues as a result.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs), which are primarily healthcare and commercial clients, decreased by 27% or $1,145,000 due to a decrease in the number of infrastructure and professional services projects completed in 2017, due, in part, to JDL’s continued focus on building managed services revenue rather than incident-based or project-based opportunities, and fewer bids for, and therefore, contracts for infrastructure refresh projects.

JDL gross margin decreased 47% to $2,773,000 in 2017 compared to $5,219,000 in 2016. Gross margin as a percentage of sales decreased to 25% in 2017 from 34% in 2016 due to a lower margin project in our education sector during the second quarter of 2017.

Selling, general and administrative expenses decreased 36% in 2017 to $2,101,000, or 19% of sales, compared to $3,296,000 in 2016, or 21% of sales due to cost saving measures we implemented over the past year. JDL reported an operating loss of $791,000 in 2017 compared to operating income of $1,923,000 in 2016, which included a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

JDL Technologies continues to aggressively leverage opportunities to provide managed services, cloud migration and virtualization services, HIPAA-compliant technology services, and other network and infrastructure services to the commercial and healthcare markets. This strategic, multiyear plan to reduce the impact of volatile government funding is beginning to produce results.

Net2Edge Results

Net2Edge’s sales decreased 42% to $1,079,000 in 2017 compared to $1,873,000 in 2016 due to declines in legacy product sales and delays in the release of new products. Gross margin decreased 30% to $681,000 in 2017 compared to $969,000 in 2016. Gross margin as a percentage of sales increased to 63% in 2017 from 52% in 2016 due to low margins realized on a large customer project in 2016. Selling, general and administrative expenses remained fairly flat at $3,127,000 in 2017 compared to $3,141,000 in 2016. Net2Edge reported an operating loss of $2,600,000 in 2017 compared to a loss of $2,172,000 in 2016, which included a $154,000 impairment loss related to intangible assets during the second quarter of 2017.

Income Taxes

The Company’s loss before income taxes was $11,860,000 in 2017 compared to a loss before income taxes of $7,857,000 in 2016. The Company’s effective income tax rate was 0% in 2017 compared to -3% in 2016. The 2017 and 2016 effective rates differed from the standard rate of 35% primarily due to the valuation allowances related to deferred tax assets, along with the impact of state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions. The impact of the corporate tax rate change from 35% to 21% resulted in a decrease of $3,047,000 in our deferred tax assets and corresponding reduction in our valuation allowance. See Note 10 for a reconciliation of the standard tax rate to the Company’s effective tax rate for 2017 and 2016.

Acquisitions and Dispositions

The Company is a growth-focused manufacturer of telecommunications connecting and networking devices. The Company continually searches for acquisition candidates with products that would enable the Company to better serve its target markets.

Effects of Inflation

Inflation has not had a significant effect on operations in recent years. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

Liquidity and Capital Resources

As of December 31, 2017, the Company had approximately $17,994,000 in cash, cash equivalents and investments. Of this amount, $6,193,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $5,541,000 in investments consisting of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale at December 31, 2017.

The Company had working capital of $36,506,000, consisting of current assets of approximately $45,466,000 and current liabilities of $8,960,000 at December 31, 2017, compared to working capital of $44,005,000, consisting of current assets of $55,373,000 and current liabilities of $11,368,000 at the end of 2016. The Company’s working capital at December 31, 2017 decreased from the prior year-end as the Company decreased its inventory as part of a concerted effort to more efficiently manage its inventory and begin to phase out specific legacy products.

Cash flow provided by operating activities was approximately $3,650,000 in 2017 compared to $1,215,000 in 2016. Significant working capital changes from 2016 to 2017 included a decrease in inventories of $8.3 million due to a concerted effort to reduce excess inventory and a decrease in receivables of $2.4 million, offset by a decrease in accounts payable and accrued liabilities of $2.3 million.

Cash used in investing activities was $294,000 in 2017 compared to cash provided of $4,435,000 in 2016, due to the additional purchase of investments in 2017.

Net cash used by financing activities was $1,361,000 in 2017 compared to $4,899,000 in 2016. Cash dividends paid on common stock decreased to $1,458,000 in 2017 ($0.16 per common share) from $4,628,000 in 2016 ($0.40 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $106,000 in 2017 and $159,000 in 2016, net of acquisitions of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, under Board and shareholder-approved compensation plans. The Company did not repurchase any shares in 2017 or 2016 under the Board authorized program. At December 31, 2017, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $15,000,000 credit facility from Wells Fargo Bank. The Company had no outstanding obligations under this credit facility at December 31, 2017 or 2016. The total amount available for borrowings under this credit facility at December 31, 2017 was $10,080,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.6% at December 31, 2017). The credit agreement expires August 12, 2021 and is secured by assets of the Company. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, the Company has sufficient funds to meet the its anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating leases	$210,000	$203,000	$182,000	$402,000
Total	$210,000	$203,000	$182,000	$402,000

As of December 31, 2017, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars, although products sold by our Net2Edge subsidiary are generally denominated in British pounds, Net2Edge sales represented less than 2% of our consolidated net sales in 2017 and 2016. Therefore, fluctuations in foreign currency exchange rates have historically not been material to the Company.

At December 31, 2017 our bank line of credit carried a LIBOR rate plus 2.0%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

The Company used the U.S. dollar as its functional currency in Costa Rica. The Company closed its facility in 2017. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small in Net2Edge.

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

The Audit and Finance Committee of the Board of Directors, comprised solely of outside directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.

/s/ Roger H.D. Lacey	/s/ Mark D. Fandrich
Roger H.D. Lacey	Mark D. Fandrich
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Communications Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

April 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Communications Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Communications Systems, Inc., and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Communications Systems, Inc. and subsidiaries at December 31, 2016, and the results of their operations and their cash flows the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 31, 2017

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,453,663	$10,443,274
Investments	5,540,744	5,805,276
Trade accounts receivable, less allowance for doubtful accounts of $106,000 and $77,000, respectively	12,183,217	14,552,191
Inventories	13,984,428	22,204,902
Prepaid income taxes	493,834	1,400,118
Other current assets	810,532	967,332
TOTAL CURRENT ASSETS	45,466,418	55,373,093

PROPERTY, PLANT AND EQUIPMENT, net	12,624,730	15,719,403
OTHER ASSETS:
Goodwill	—	1,462,503
Deferred income taxes	38,136	—
Other assets	16,977	622,017
TOTAL OTHER ASSETS	55,113	2,084,520
TOTAL ASSETS	$58,146,261	$73,177,016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,554,683	$6,953,710
Accrued compensation and benefits	2,422,083	2,149,973
Other accrued liabilities	1,586,473	1,851,938
Dividends payable	397,151	412,542
TOTAL CURRENT LIABILITIES	8,960,390	11,368,163
LONG TERM LIABILITIES:
Long-term compensation plans	11,079	16,299
Uncertain tax positions	4,065	106,864
Deferred income taxes	—	52,998
TOTAL LONG-TERM LIABILITIES	15,144	176,161
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued Common stock, par value $.05 per share; 30,000,000 shares authorized; 8,973,708 and 8,877,379 shares issued and outstanding, respectively	448,685	443,869
Additional paid-in capital	42,006,750	41,279,281
Retained earnings	7,328,671	20,596,203
Accumulated other comprehensive loss	(613,379)	(686,661)
TOTAL STOCKHOLDERS’ EQUITY	49,170,727	61,632,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,146,261	$73,177,016

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2017	2016

Sales	$82,322,618	$99,352,934
Cost of sales	61,486,379	72,771,393
Gross profit	20,836,239	26,581,541
Operating expenses:
Selling, general and administrative expenses	28,699,138	35,185,924
Additional minimum pension liability adjustments	—	(4,147,836)
Impairment loss	1,617,389	—
Restructuring expense	2,284,541	—
Total operating expenses	32,601,068	31,038,088
Operating loss	(11,764,829)	(4,456,547)
Other (expenses) income:
Investment and other income	52,992	208,564
Gain (loss) on sale of assets	(76,870)	749,509
Interest and other expense	(71,428)	(119,627)
Foreign currency translation loss	—	(4,238,497)
Other (expense) income, net	(95,306)	(3,400,051)
Loss from operations before income taxes	(11,860,135)	(7,856,598)
Income tax (benefit) expense	(34,503)	256,950
Net loss	(11,825,632)	(8,113,548)
Other comprehensive income (loss), net of tax:
Additional minimum pension liability adjustments	—	(4,147,836)
Unrealized (losses)/gains on available-for-sale securities	(4,566)	29,736
Foreign currency translation adjustment	77,848	4,097,821
Total other comprehensive income (loss)	73,282	(20,279)
Comprehensive loss	$(11,752,350)	$(8,133,827)

Basic net loss per share:	$(1.32)	$(0.92)
Diluted net loss per share:	$(1.32)	$(0.92)
Weighted Average Basic Shares Outstanding	8,942,523	8,831,782
Weighted Average Dilutive Shares Outstanding	8,942,523	8,831,782

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2015	8,754,550	$437,727	$40,129,285	$32,284,061	$(666,382)	$72,184,691
Net loss	—	—	—	(8,113,548)	—	(8,113,548)
Issuance of common stock under Employee Stock Purchase Plan	24,375	1,219	156,153	—	—	157,372
Issuance of common stock to Employee Stock Ownership Plan	60,278	3,014	465,346	—	—	468,360
Issuance of common stock under Executive Stock Plan	42,118	2,106	0	—	—	2,106
Tax benefit from non-qualified stock options	—	—	(85,102)	—	—	(85,102)
Share based compensation			631,875		—	631,875
Other share retirements	(3,942)	(197)	(18,276)	(8,258)	—	(26,731)
Shareholder dividends ($0.40 per share)	—	—	—	(3,566,052)	—	(3,566,052)
Other comprehensive loss	—	—	—	—	(20,279)	(20,279)
BALANCE AT DECEMBER 31, 2016	8,877,379	443,869	41,279,281	20,596,203	(686,661)	61,632,692
Net loss				(11,825,632)		(11,825,632)
Issuance of common stock under Employee Stock Purchase Plan	23,660	1,183	103,100	—	—	104,283
Issuance of common stock to Employee Stock Ownership Plan	47,248	2,362	216,396	—	—	218,758
Issuance of common stock under Executive Stock Plan	27,471	1,374	0	—	—	1,374
Share based compensation			417,489			417,489
Other share retirements	(2,050)	(103)	(9,516)	1,007	—	(8,612)
Shareholder dividends ($0.16 per share)	—	—	—	(1,442,907)	—	(1,442,907)
Other comprehensive income	—	—	—	—	73,282	73,282
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,825,632)	$(8,113,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,186,458	3,683,009
Share based compensation	417,489	631,875
Deferred taxes	(91,134)	(8,456)
Impairment loss	1,617,389	—
Change in fair value of acquisition-related contingent consideration	—	(142,234)
Loss/(gain) on sale of assets	582,317	(749,509)
Changes in assets and liabilities:
Trade accounts receivables	2,393,310	3,249,449
Inventories	8,268,676	2,682,835
Prepaid income taxes	908,513	1,567,676
Other assets	595,869	126,031
Accounts payable	(2,499,232)	(1,178,120)
Accrued compensation and benefits	482,324	(406,608)
Other accrued liabilities	(283,628)	(107,726)
Income taxes payable	(102,799)	(80,871)
Other	—	61,558
Net cash provided by operating activities	3,649,920	1,215,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(773,367)	(2,286,027)
Purchases of investments	(6,043,715)	—
Proceeds from the sale of fixed assets	219,888	974,860
Proceeds from the sale of investments	6,303,681	5,746,633
Net cash (used in) provided by investing activities	(293,513)	4,435,466

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing against line of credit	—	4,894,046
Payments against line of credit	—	(4,894,046)
Cash dividends paid	(1,458,298)	(4,628,402)
Mortgage principal payments	—	(103,603)
Proceeds from issuance of common stock, net of shares withheld	97,045	132,747
Payment of contingent consideration related to acquisition	—	(300,000)
Net cash used in financing activities	(1,361,253)	(4,899,258)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	15,235	(121,032)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,010,389	630,537

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,443,274	9,812,737

CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,453,663	$10,443,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(693,113)	$(1,232,979)
Interest paid	38,851	43,630
Dividends declared not paid	397,151	412,542
Capital expenditures in accounts payable	90,623	6,621

 The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively called “CSI,” “our” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States and the United Kingdom. CSI is principally engaged through its Suttle business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications and through its Transition Networks business unit in the manufacture and sale of core media conversion products, Ethernet switches, and other connectivity and data transmission products. Through its JDL Technologies business unit the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, HIPAA-compliant IT services, and converged infrastructure configuration and deployment. Through its Net2Edge business unit, the Company enables telecommunications carriers to connect legacy networks to high-speed networks and services.

The Company classifies its businesses into four segments that correspond to these four business units. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2017, the Company had $12,454,000 in cash and cash equivalents. Of this amount, $6,193,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, corporate notes and bonds, and commercial paper that are traded on the open market and are classified as available-for-sale at December 31, 2017. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or net realizable value is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $3,156,000 and $3,609,000 for 2017 and 2016, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

The following table presents the changes in the Company’s warranty liability for the years ended December 31, 2017 and 2016, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31
	2017	2016
Beginning balance	$600,000	$554,000
Amounts charged to expense	93,000	147,000
Actual warranty costs paid	(90,000)	(101,000)
Ending balance	$603,000	$600,000

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2016	$(704,000)	$17,000	$(687,000)

Net current period change	79,000	(5,000)	74,000

December 31, 2017	$(625,000)	$12,000	$(613,000)

The Company recognized $4,238,000 in foreign currency translation losses within the income statement during the first quarter of 2016 due to the substantial liquidation of our Austin Taylor subsidiary in the U.K. Refer to Note 7 for further information regarding the pension liability adjustment recognized in income in the first quarter of 2016. The functional currency of Austin Taylor and Net2Edge is the British pound. Assets and liabilities denominated in this foreign currency were translated into U.S. dollars at year-end exchange rates. Revenue and expense transactions were translated using average exchange rates. Suttle Costa Rica used the U.S. dollar as their functional currency.

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

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $3,639,000 in 2017 and $5,366,000 in 2016.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for 2017 and 2016. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. Due to the net loss in 2017 and 2016, there was no dilutive impact from outstanding stock options or unvested shares. Options totaling 1,144,159 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2017, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 181,224 shares would not have been included because of unmet performance conditions. Options totaling 902,930 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2016, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 133,982 shares would not have been included because of unmet performance conditions.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Accounting standards issued:

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. Under the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for these goods or services. Due to the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application (2018) through retained earnings with no restatement of comparative periods.

The Company established an implementation team and engaged a third-party consultant to assist with our assessment of the impact of the new revenue guidance on our operations, consolidated financial statements and related disclosures and our implementation of the new standard. The Company completed an implementation plan that included (i) analyzing the new standard’s impact on the Company’s contract portfolio; (ii) surveying the Company’s businesses and various revenue streams; (iii) completing contract reviews; (iv) comparing its historical accounting policies and practices to the requirements of the new guidance; (v) identifying potential differences from applying the requirements of the new guidance to its contracts; and (vi) updating its accounting policy. The Company has completed the process of evaluating controls and new disclosure requirements and identifying and implementing appropriate changes to its business processes and systems to support recognition and disclosure under the new guidance.

Based on the Company’s analysis of open contracts as of the adoption date, there are no material impacts on the timing or amount of revenue recognized for product sales, which are primarily included within the Company’s Suttle and Transition Networks business units, because these contracts include only point-in-time performance obligations which are fully satisfied within the same reporting period, consistent with current revenue recognition. To the extent that future contracts include multiple performance obligations that are not fully satisfied and one or more were not priced at its standalone selling price (“SSP”), the Company will be required to perform an allocation of the transaction price which may result in a difference in the amount of revenue recognized in any period. There will also be no material change in the timing and amount of revenue recognized for service-related performance obligations that are satisfied over time within the Company’s JDL Technologies business unit. The Company also determined that the nature of its promise to its customers in certain contracts within its JDL Technologies business unit is to arrange for a third party to provide underlying goods or services (i.e., the Company is the agent in the transaction). Revenue allocated to these performance obligations will be recognized on a net basis, however, no such contracts were open as of the adoption date.

The Company adopted various practical expedients and policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, costs to obtain a contract and immaterial promised goods or services, which will mitigate certain impacts of adopting this new standard.

The new standard requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, specifically related to disaggregated revenue, contract balances and performance obligations. Additionally, as part of the Company’s implementation of the new standard, the Company implemented new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to performance obligations, estimated standalone selling prices and estimating variable consideration. The Company has also established monitoring controls to identify new sales arrangements and changes in its business environment that could potentially impact its current accounting assessment.

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

Accounting standards adopted:

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

In January 2017, the FASB issued new accounting guidance regarding the simplification of the test for goodwill impairment. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The standard will be effective for annual and interim periods beginning January 1, 2020, with early adoption permitted. The Company adopted this standard during 2017. As noted below in Note 5, the Company analyzed the reporting unit that had the goodwill and also analyzed the Company as a whole, including the Company’s four separate reporting units. Based on this analysis, the Company determined that the book value exceeded the overall fair value of the reporting units and the Company’s overall market value. As a result, the Company recorded a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

NOTE 2 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2017 and December 31, 2016:

December 31, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000	$6,193,000	$—	$—
Subtotal	6,193,000	—	—	6,193,000	6,193,000	—	—

Investments:
Commercial Paper	997,000	—	—	997,000	—	997,000	—
Corporate Notes/Bonds	4,545,000	—	(1,000)	4,544,000	—	4,544,000	—
Subtotal	5,542,000	—	(1,000)	5,541,000	—	5,541,000	—

Total	$11,735,000	$—	$(1,000)	$11,734,000	$6,193,000	$5,541,000	$—

December 31, 2016

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000	$3,851,000	$—	$—
Subtotal	3,851,000	—	—	3,851,000	3,851,000	—	—

Investments:
Certificates of deposit	4,291,000	4,000	(1,000)	4,294,000	—	4,294,000	—
Corporate Notes/Bonds	1,511,000	—	—	1,511,000	—	1,511,000	—
Subtotal	5,802,000	4,000	(1,000)	5,805,000	—	5,805,000	—

Total	$9,653,000	$4,000	$(1,000)	$9,656,000	$3,851,000	$5,805,000	$—

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of December 31, 2017 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of December 31, 2017.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2017:

	Amortized Cost	Estimated Market Value

Due within one year	$5,542,000	$5,541,000
Due after one year through five years	0	0
	$5,542,000	$5,541,000

The Company did not recognize any gross realized gains or gross realized losses during the years ending December 31, 2017 and 2016, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated statements of loss.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31
	2017	2016
Finished goods	$8,056,000	$12,083,000
Raw and processed materials	5,928,000	10,122,000
	$13,984,000	$22,205,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2017	2016
Land		$2,951,000	$2,951,000
Buildings and improvements	3-40 years	8,867,000	9,112,000
Machinery and equipment	3-15 years	26,597,000	31,394,000
Furniture and fixtures	3-10 years	4,174,000	4,811,000
Construction in progress		396,000	259,000
		42,985,000	48,527,000
Less accumulated depreciation		(30,360,000)	(32,807,000)
		$12,625,000	$15,720,000

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. In January 2017, the FASB issued new accounting guidance simplifying the goodwill impairment test. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The Company chose to adopt this standard early for the annual impairment analysis in 2017. The Company performed the first step of the previous two-step process, which requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, an impairment adjustment must be recorded.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2017 by segment are as follows:

JDL Technologies

January 1, 2017	$1,463,000

Impairment loss	(1,463,000)

December 31, 2017	$—

Gross goodwill	1,463,000
Accumulated impairment loss	(1,463,000)
Balance at December 31, 2017	$—

As part of the overall annual impairment analysis noted above, the Company also reviewed other intangible assets for potential impairment. Based on this analysis, the Company deemed the intangible assets at Net2Edge related to customer relationships to be impaired and recorded a $154,000 impairment loss during the second quarter of 2017.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(66,000)	$—	$(15,000)	$17,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(485,000)	$(154,000)	$(162,000)	$17,000

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Foreign Currency Translation	Net

Trademarks	$91,000	$(50,000)	$—	$(20,000)	$21,000
Customer relationships	491,000	(200,000)	—	(122,000)	169,000
Technology	229,000	(172,000)	—	(57,000)	—
	$811,000	$(422,000)	$—	$(199,000)	$190,000

Amortization expense on these identifiable intangible assets was $30,000 and $74,000 in 2017 and 2016, respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2018	$7,000
2019	2,000
2020	2,000
2021	2,000
2022	2,000

NOTE 6 - EMPLOYEE RETIREMENT BENEFITS

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2017 and 2016 were $450,000 and $554,000, respectively.

The Company’s U.K.-based subsidiary Austin Taylor maintained a defined benefit pension plan for its employees through March 31, 2016. The Company does not provide any other post-retirement benefits to its employees. Components of the Company’s net periodic pension (benefit) cost are:

2016
Service cost	$—
Interest cost	26,000
Expected return on assets	(24,000)
Plan settlement costs	(43,000)
Amortization of prior service cost	—
Net periodic pension (benefit) cost	$(41,000)

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $474,000 and $620,000 in 2017 and 2016, respectively. At December 31, 2017, the Company was obligated under non-cancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2018	$210,000
2019	112,000
2020	91,000
2021	91,000
2022	91,000
Thereafter	402,000
$997,000

Long-term debt: The mortgage on the Company’s headquarters building was payable in monthly installments and carried an interest rate of 6.83%. The mortgage matured on March 1, 2016 and the Company made payments totaling $104,000 in the first quarter of 2016 to fully settle the liability. The mortgage was secured by the building.

Line of credit: The Company has a $15,000,000 credit facility from Wells Fargo Bank. The Company had no outstanding borrowings against the credit facility at December 31, 2017 and 2016. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under this credit facility at December 31, 2017 was $10,080,000, based on the borrowing base calculation. Interest on borrowings on the credit facility is at LIBOR plus 2.0% (3.6% at December 31, 2017). The credit agreement expires August 12, 2021 and is secured by assets of the Company. The credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is defined as the sum of unrestricted cash, marketable securities and the availability on the line of credit.

As of December 31, 2017, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan that provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company recognized (income)/expense of $(5,000) and $16,000 in 2017 and 2016, respectively. Accrual balances for long-term compensation plans at December 31, 2017 and 2016 were $11,000 and $16,000, respectively. There were no award payouts in 2017 and 2016. Awards for 2015 to 2017 cycles will be paid out 100% in stock. Awards under the 2016 to 2018 and 2017 to 2019 plans will be paid out 50% in cash and 50% in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

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

During 2017, stock options covering 288,186 shares were awarded to key executive employees and non-employee directors, which options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 90,789 shares to key employees during 2017 under the Company’s long-term incentive plan for the 2017 to 2019 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals for each of the three years ending December 31, 2019 and the shares earned will be issued in the first quarter of 2020 to those key employees still with the Company at that time.

At December 31, 2017, 165,054 shares have been issued under the 2011 Incentive Plan, 1,315,294 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 519,652 shares remained available for future issuance under the 2011 Incentive Plan.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire 3,000 shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years and vested immediately. The exercise price of options granted was the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of December 31, 2017, there were 51,000 shares subject to outstanding options under the Director Plan.

1992 Stock Plan

Under the Company’s 1992 Stock Plan (“the Stock Plan”), shares of common stock may be issued pursuant to stock options, restricted stock or deferred stock grants to officers and key employees. Exercise prices of stock options under the Stock Plan cannot be less than fair market value of the stock on the date of grant. Rules and conditions governing awards of stock options, restricted stock and deferred stock are determined by the Compensation Committee of the Board of Directors, subject to certain limitations in the Stock Plan. The Company amended the Stock Plan in 2011 to prohibit future equity awards. At December 31, 2017, after reserving for stock options and deferred stock awards described in the two preceding paragraphs and adjusting for forfeitures and issuances during the year, there were 10,230 shares reserved for issuance under the Stock Plan. The Company has not awarded stock options or deferred stock under the Stock Plan since 2011.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan, Stock Plan and the 2011 Incentive Plan during the two years ended December 31, 2017.

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2015	721,924	$11.70	4.89 years
Awarded	325,968	6.66
Exercised	—	—
Forfeited	(124,962)	10.39
Outstanding – December 31, 2016	922,930	$10.10	4.9 years
Awarded	288,186	4.35
Exercised	—	—
Forfeited	(38,457)	11.61
Outstanding – December 31, 2017	1,172,659	8.63	4.55 years

Exercisable at December 31, 2017	674,186	$10.46	3.74 years
Expected to vest December 31, 2017	1,172,659	8.63	4.55 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31
	2017	2016
Expected volatility	30.4%	29.5%
Risk free interest rate	2.0%	1.5%
Expected holding period	6 years	6 years
Dividend yield	3.7%	9.1%

Total unrecognized compensation expense was $190,000 as of December 31, 2017, which is expected to be recognized over the next 2.3 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $0 based on the Company’s stock price at December 31, 2017. The intrinsic value of options exercised during the year was $0 in 2017 and 2016. Net cash proceeds from the exercise of all stock options were $0 for 2017 and 2016. There were no stock options exercised in 2017. The following table summarizes the status of stock options outstanding at December 31, 2017:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$3.72 to $5.24	288,186	6.3 years	$4.35
$5.25 to $7.49	289,200	5.3 years	6.61
$7.50 to $9.74	18,000	1.4 years	9.73
$9.75 to $11.99	439,833	3.6 years	11.34
$12.00 to $14.15	137,440	2.7 years	13.08

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $0 and $0 in 2017 and 2016, respectively. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period from December 31, 2015 to December 31, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2015	126,427	$11.73
Granted	102,161	7.28
Vested	(23,095)	11.36
Forfeited	(56,233)	9.60
Outstanding – December 31, 2016	149,260	9.55
Granted	100,239	4.42
Vested	(14,130)	10.61
Forfeited	(44,845)	10.28
Outstanding – December 31, 2017	190,524	6.60

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2017, the total unrecognized compensation expense related to the deferred stock shares was $22,000 and is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2015 to December 31, 2017:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2015	32,816	$11.41
Granted	13,793	6.33
Vested	(19,023)	10.90
Forfeited	(452)	11.05
Outstanding – December 31, 2016	27,134	8.65
Vested	(13,341)	11.05
Outstanding – December 31, 2017	13,793	6.33

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2017, the total unrecognized compensation expense related to the restricted stock units was $0.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2017 and 2016 was $417,000 and $632,000 before income taxes and $271,000 and $411,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2017. The ESPP is considered compensatory under current rules. At December 31, 2017, after giving effect to the shares issued as of that date, 53,205 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. At December 31, 2017, the ESOP held 696,688 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2017 ESOP contribution was $425,890 for which the Company issued 119,632 shares in March 2018. The 2016 ESOP contribution was $218,758 for which the Company issued 47,248 shares in 2017.

NOTE 9 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2017, 411,910 additional shares could be repurchased under outstanding Board authorizations.

SHAREHOLDER RIGHTS PLAN

On December 23, 2009 the Board of Directors adopted a shareholders’ rights plan under which the Board declared a distribution of one right per share of common stock. Each right entitles the holder to purchase 1/100th of a share of a new series of Junior Participating Preferred Stock of the Company at an initial exercise price of $41. The rights expire on December 23, 2019. The rights will become exercisable only following the acquisition by a person or group, without the prior consent of the Board, of 16.5% or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 16.5% or more. If the rights become exercisable, each rightholder will be entitled to purchase, at the exercise price, common stock with a market value equal to twice the exercise price. Should the Company be acquired, each right would entitle the holder to purchase, at the exercise price, common stock of the acquiring company with a market value equal to twice the exercise price. Any rights owned by the acquiring person or group would become void.

NOTE 10 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2017	2016
Current year income taxes:
Federal	$(36,000)	$27,000
State	56,000	(20,000)
Foreign	36,000	258,000
	56,000	265,000

Deferred income taxes (benefit):
Federal	$(86,000)	$48,000
State	(5,000)	5,000
Foreign	—	(61,000)
	(91,000)	(8,000)

	$(35,000)	$257,000

Austin Taylor Communications, Ltd. operates in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2017 and pretax income of $615,000 in 2016. At the end of 2017, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

Net2Edge, Ltd., formally known as Transition Networks EMEA, Ltd., operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Net2Edge, Ltd. had pretax losses of $2,616,000 and $2,114,000 in 2017 and 2016, respectively. At the end of 2017, Net2Edge, Ltd.’s net operating loss carry-forward was $4,471,000.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had no activity in 2017 and 2016. At the end of 2017, Transition Networks China’s net operating loss carry-forward was $374,000. Due to the history of losses in China, the Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against any potential carry-forward benefit. Transition Networks China ceased operations in 2014 and incurred minor non-operating expenditures in 2015 to close the operations. As of 2016, Transition Networks China no longer has any operational activity.

Suttle Costa Rica operated in Costa Rica and was subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under Internal Revenue Code Sec. 965, which allows the Company to receive an 85% dividend-received deduction if the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2006. No deferred taxes have been provided for the undistributed earnings. As of December 31, 2017, the amount of unremitted earnings outside of the United States was not significant to the Company’s liquidity and was available to fund investments abroad. The Company closed its Costa Rica facility in 2017 and no longer has any operational activity.

Suttle Costa Rica had a pretax loss of $1,582,000 in 2017 and pretax income of $463,000 in 2016. At the end of 2017, Suttle Costa Rica’s net operating loss carry-forward was $1,582,000.

In April 2016, we received notification from the Internal Revenue Service that they would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. As of December 31, 2017, the examination was complete. The settlement and payment that resulted from the examination did not have a material effect on our results of operations.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2017	2016
Tax at U.S. statutory rate	35.0%	35.0%
Surtax exemption	(0.2)	(0.6)
State income taxes, net of federal benefit	0.5	0.2
Foreign income taxes, net of foreign tax credits	(12.8)	(7.2)
Other nondeductible items	(1.0)	(0.9)
Effect of increase in uncertain tax positions	1.5	0.0
Change in valuation allowance	3.1	(30.1)
Change in federal deferred tax rate	(25.7)	—
Other	(0.1)	0.3
Effective tax rate	0.3%	-3.3%

Deferred tax assets and liabilities as of December 31 related to the following:

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$22,000	$26,000
Inventory	1,836,000	2,381,000
Accrued and prepaid expenses	245,000	449,000
Domestic net operating loss carry-forward	2,240,000	2,784,000
Long-term compensation plans	238,000	344,000
Nonemployee director stock compensation	454,000	663,000
Other stock compensation	106,000	210,000
Intangible assets	292,000	—
Foreign net operating loss carry-forwards and credits	3,063,000	2,129,000
Federal and state credits	857,000	926,000
Other	16,000	38,000

Gross deferred tax assets	9,369,000	9,950,000
Valuation allowance	(8,713,000)	(8,117,000)

Net deferred tax assets	656,000	1,833,000

Deferred tax liabilities
Depreciation	(618,000)	(1,817,000)
Intangible assets	—	(69,000)

Net deferred tax liability	(618,000)	(1,886,000)

Total net deferred tax asset (liability)	$38,000	$(53,000)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a decrease of the deferred tax asset of $3,047,000 and a corresponding reduction of the valuation allowance.

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2017. Such objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2017, a valuation allowance of $8,713,000 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2017, the Company has a federal net operating loss carryforward from 2015 through 2017 activity of approximately $10,663,000 that is available to offset future taxable income and begins to expire in 2035.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,000 of federal and $1,024,000 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not utilized to reduce taxes are available to be carried forward. At December 31, 2017, the Company has an estimated federal research and development credit carryforward of approximately $467,000 and a state research and development credit carryforward of approximately $594,000.

The Company assesses uncertain tax positions in accordance with ASC 740. Under this method, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from these uncertain tax positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

Changes in the Company’s uncertain tax positions are summarized as follows:

	2017	2016
Uncertain tax positions – January 1	$207,000	$217,000
Settlements	(101,000)	0
Expiration of statute of limitations	(65,000)	(10,000)
Uncertain tax positions – December 31, 2017	$41,000	$207,000

Included in the balance of uncertain tax positions at December 31, 2017 are $44,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $13,000 in the next twelve months due to statute of limitations expirations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $4,000 at December 31, 2017. The Company’s 2017 income tax expense decreased by $2,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2014 tax year.

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

Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. Net long-lived assets held in foreign countries were approximately $93,000 and $2,914,000 at December 31, 2017 and 2016, respectively. Transition Networks manufactures its products in the United States and makes sales in both the U.S. and international markets. JDL Technologies operates in the U.S. and makes sales in the U.S. Net2Edge operates in the U.K. and primarily makes sales in the international markets. Consolidated sales to U.S. customers were approximately 83% and 85% of sales from continuing operations in 2017 and 2016, respectively. In 2017, sales to one of Suttle’s customers accounted for 10.3% of consolidated sales. In 2016, sales to one of Suttle’s customers accounted for 12.0% of consolidated sales and one of JDL’s customers accounted for 11.3% of consolidated sales. At December 31, 2017, Suttle had one customer that made up 21% of consolidated accounts receivables and Transition Networks had two customers that made up 17% and 15% of consolidated accounts receivable. At December 31, 2016, Suttle had one customer that made up 25% of consolidated accounts receivables and Transition Networks had one customer that made up 17% of consolidated accounts receivable.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2017 and 2016 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
2017
Sales	$32,384,000	$38,541,000	$11,210,000	$1,079,000	$—	$(891,000)	$82,323,000
Cost of sales	30,964,000	21,779,000	8,437,000	398,000	—	(91,000)	61,487,000
Gross profit	1,420,000	16,762,000	2,773,000	681,000	—	(800,000)	20,836,000
Selling, general and administrative expenses	8,900,000	15,371,000	2,101,000	3,127,000	—	(800,000)	28,699,000
Impairment loss	—	—	1,463,000	154,000			1,617,000
Restructuring expense	2,285,000	—	—	—	—	—	2,285,000
Operating (loss) income	$(9,765,000)	$1,391,000	$(791,000)	$(2,600,000)	$—	$—	$(11,765,000)

Depreciation and amortization	$2,155,000	$705,000	$269,000	$57,000	$—	$—	$3,186,000

Capital expenditures	$397,000	$232,000	$8,000	$69,000	$67,000	$—	$773,000

Assets	$18,359,000	$12,543,000	$1,073,000	$1,229,000	$24,969,000	$(27,000)	$58,146,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
2016
Sales	$42,076,000	$41,093,000	$15,464,000	$1,873,000	$—	$(1,153,000)	$99,353,000
Cost of sales	38,193,000	23,607,000	10,245,000	904,000	—	(177,000)	72,772,000
Gross profit	3,883,000	17,486,000	5,219,000	969,000	—	(976,000)	26,581,000
Selling, general and administrative expenses	12,525,000	17,180,000	3,296,000	3,141,000	—	(956,000)	35,186,000
Pension liability adjustments	—	—	—	—	(4,148,000)	—	(4,148,000)
Operating income (loss)	$(8,642,000)	$306,000	$1,923,000	$(2,172,000)	$4,148,000	$(20,000)	$(4,457,000)

Depreciation and amortization	$2,461,000	$852,000	$267,000	$103,000	$—	$—	$3,683,000

Capital expenditures	$1,625,000	$188,000	$232,000	$18,000	$244,000	$(20,000)	$2,287,000

Assets	$33,555,000	$17,518,000	$4,767,000	$1,464,000	$15,900,000	$(27,000)	$73,177,000

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, are summarized below:

	December 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000
Subtotal	6,193,000	—	—	6,193,000

Short-term investments:
Commercial Paper	—	997,000	—	997,000
Corporate Notes/Bonds	—	4,544,000	—	4,544,000
Subtotal	—	5,541,000	—	5,541,000

Total	$6,193,000	$5,541,000	$—	$11,734,000

	December 31, 2016

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$3,851,000	$—	$—	$3,851,000
Subtotal	3,851,000	—	—	3,851,000

Short-term investments:
Certificates of deposit	—	4,294,000	—	4,294,000
Corporate Notes/Bonds	—	1,511,000	—	1,511,000
Subtotal	—	5,805,000	—	5,805,000

Total	$3,851,000	$5,805,000	$—	$9,656,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2017 and 2016.

NOTE 13 – RESTRUCTURING CHARGES

During the year ended December 31, 2017, the Company recorded $2,285,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including costs related to the closure of the Costa Rica facility. We transferred substantially all of the production from Costa Rica to Minnesota by the end of the second quarter of 2017 and completed the closure in the third quarter of 2017. In the third quarter of 2017, we identified $505,000 of equipment, net of accumulated depreciation, that we determined we would no longer use as a result of consolidating our operations in the Minnesota location. We were not able to make this determination until we observed and assessed the condition of the equipment once it arrived in Minnesota. The loss on the disposal of this equipment is included in restructuring expense on the consolidated statement of loss and comprehensive loss. The Company paid $1,780,000 in restructuring charges during 2017 and had $0 in restructuring accruals recorded at December 31, 2017. We do not expect any material restructuring costs in 2018.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b)	SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results

(in thousands except per share amounts)

Unaudited

	Quarter Ended
	March 31	June 30	Sep 30	Dec 31
2017
Sales	$20,800	$22,068	$20,412	$19,043
Operating loss	(1,460)	(4,067)	(4,654)	(1,584)
Net loss	(1,516)	(4,091)	(4,522)	(1,697)

Basic net loss per share	$(0.17)	$(0.46)	$(0.50)	$(0.19)
Diluted net loss per share	$(0.17)	$(0.46)	$(0.50)	$(0.19)

2016
Sales	$24,666	$26,311	$25,617	$22,759
Operating income (loss)[1]	1,280	(2,671)	(1,175)	(1,891)
Net loss	(2,467)	(2,544)	(1,264)	(1,839)

Basic net (loss) income per share	$(0.28)	$(0.29)	$(0.14)	$(0.21)
Diluted net (loss) income per share	$(0.28)	$(0.29)	$(0.14)	$(0.21)

1 As part of the settlement of our pension plan, the Company recorded $4.1 million in pension liability gains previously recorded in accumulated other comprehensive income within operating expenses during 2016. Additionally, in 2016 the Company recognized $4.2 million in foreign currency translation losses within Other (Expense) Income due to the substantial liquidation of our Austin Taylor subsidiary in the U.K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. As noted below, management identified a material weakness in our internal control over financial reporting. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”).

Long-lived Asset Impairment Testing. Based on management’s testing and evaluation, we determined that we did not design and maintain effective internal control over the step one goodwill impairment testing that we performed in accordance with ASC 350, Intangibles – Goodwill and Other as of December 31, 2016, or April 30, 2017, and ASC 360, Property, Plant, and Equipment, as of December 31, 2017. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper assumptions used in our impairment analyses. We concluded that this lack of review in sufficient detail of the analyses was a material weakness in our internal controls. We wrote off the JDL reporting unit goodwill in the second quarter of 2017 and at December 31, 2017, had no recorded goodwill. If we record goodwill in the future, however, we will need to implement and maintain internal controls to ensure we complete our goodwill impairment analysis in a timely manner and with adequate detail.

In addition, we have performed additional procedures related to the Company’s long-lived asset impairment analysis and concluded that our failure to adequately review our impairment analysis in sufficient detail did not result in misstatements within the Company’s consolidated financial statements. We concluded, however, that there was a reasonable possibility that a material misstatement in the Company’s consolidated financial statements may not have been prevented or detected on a timely basis.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

To address the above, we are in the process of designing new review controls to value our business units to ensure that goodwill and long-lived asset impairment analyses are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 23, 2018 Annual Meeting of Shareholders (“2018 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2018 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2018 Proxy Materials and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2018 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2018 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2018 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2018 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2018 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 29 to 54 herein:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2017 and 2016

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

●	Notes to Consolidated Financial Statements

(a)	(2) Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

Regulation S-K Reference		Title of Document	Location

3.1		Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.2		Bylaws, as amended	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.3		Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1		Amended and Restated Credit Agreement dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.1.1		First Amendment dated September 30, 2016 to Amended and Restated Credit Agreement dated August 12, 2016 by And among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference.

10.2		Amended and Restated Security Agreement dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.2 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.3		Amended and Restated Note dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. to Wells Fargo National Bank, National Association	Filed as Exhibit 10.3 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.4	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.4.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.

10.4.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference.

10.4.3	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.5	*	1990 Employee Stock Purchase Plan, as amended May 21, 2015	Filed as Appendix B to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.6	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.8	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Incentive Compensation Plan, as amended May 21, 2015	Filed as Appendix A to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

10.13		Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2016 Form 10-K dated March 31, 2017 and incorporated herein by reference.

21		Subsidiaries of the Registrant	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2		Consent of Independent Registered Public Accounting Firm	Filed herewith.

24		Power of Attorney	Included in signatures at page 60.

31.1		Certification of Chief Executive Officer	Filed herewith.

31.2		Certification of Chief Financial Officer	Filed herewith.

32		Certification under USC § 1350	Filed herewith.

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

COMMUNICATIONS SYSTEMS, INC.

Dated: April 6, 2018	/s/ Roger H.D. Lacey
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

Signature	Title	Date

/s/Roger H.D. Lacey	Chief Executive Officer and Director	April 6, 2018
Roger H.D. Lacey

/s/Mark D. Fandrich	Vice President and Chief Financial Officer (Principal Financial Officer)	April 6, 2018
Mark D. Fandrich

/s/Kristin A. Hlavka	Corporate Controller (Principal Accounting Officer)	April 6, 2018
Kristin A. Hlavka

/s/Curtis A. Sampson	Chairman of the Board of Directors and Director	April 6, 2018
Curtis A. Sampson

/s/Randall D. Sampson	Director	April 6, 2018
Randall D. Sampson

/s/Gerald D. Pint	Director	April 6, 2018
Gerald D. Pint

/s/Richard A. Primuth	Director	April 6, 2018
Richard A. Primuth

/s/Steven C. Webster	Director	April 6, 2018
Steven C. Webster