Form 10-Q
period 2018-03-31
COMMUNICATIONS SYSTEMS INC
filed 2018-05-15
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at May 1, 2018
Common Stock, par value $.05 per share	NASDAQ	9,128,856

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	March 31	December 31
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$11,592,110	$12,453,663
Investments	6,018,503	5,540,744
Trade accounts receivable, less allowance for doubtful accounts of $93,000 and $106,000, respectively	11,761,183	12,183,217
Inventories	14,229,052	13,984,428
Prepaid income taxes	441,770	493,834
Other current assets	1,407,051	810,532
TOTAL CURRENT ASSETS	45,449,669	45,466,418

PROPERTY, PLANT AND EQUIPMENT, net	12,233,152	12,624,730
OTHER ASSETS:
Deferred income taxes	38,136	38,136
Other assets, net	14,557	16,977
TOTAL OTHER ASSETS	52,693	55,113
TOTAL ASSETS	$57,735,514	$58,146,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,965,069	$4,554,683
Accrued compensation and benefits	2,230,356	2,422,083
Other accrued liabilities	2,651,922	1,586,473
Dividends payable	371,545	397,151
TOTAL CURRENT LIABILITIES	10,218,892	8,960,390
LONG TERM LIABILITIES:
Long-term compensation plans	26,928	11,079
Uncertain tax positions	4,473	4,065
TOTAL LONG-TERM LIABILITIES	31,401	15,144
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,122,986 and 8,973,708 shares issued and outstanding, respectively	456,149	448,685
Additional paid-in capital	42,501,770	42,006,750
Retained earnings	5,113,019	7,328,671
Accumulated other comprehensive loss	(585,717)	(613,379)
TOTAL STOCKHOLDERS’ EQUITY	47,485,221	49,170,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,735,514	$58,146,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2018	2017

Sales	$16,773,685	$20,800,079
Cost of sales	11,595,066	14,835,014
Gross profit	5,178,619	5,965,065
Operating expenses:
Selling, general and administrative expenses	7,152,840	7,037,255
Restructuring expense	—	387,638
Total operating expenses	7,152,840	7,424,893
Operating loss	(1,974,221)	(1,459,828)
Other income (expenses):
Investment and other income	104,121	41,686
Gain (Loss) on sale of assets	27,531	(17,800)
Interest and other expense	(9,706)	(9,559)
Other income, net	121,946	14,327
Loss from operations before income taxes	(1,852,275)	(1,445,501)
Income tax expense	7,570	70,011
Net loss	(1,859,845)	(1,515,512)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(6,432)	(1,784)
Foreign currency translation adjustment	34,094	(4,988)
Total other comprehensive income (loss)	27,662	(6,772)
Comprehensive loss	$(1,832,183)	$(1,522,284)

Basic net loss per share:	$(0.21)	$(0.17)
Diluted net loss per share:	$(0.21)	$(0.17)
Weighted Average Basic Shares Outstanding	9,000,185	8,894,195
Weighted Average Dilutive Shares Outstanding	9,000,185	8,894,195
Dividends declared per share	$0.04	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(1,859,845)	—	(1,859,845)
Issuance of common stock under Employee Stock Purchase Plan	7,955	398	27,922	—	—	28,320
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	29,708	1,485	—	—	—	1,485
Share based compensation			84,577	—	—	84,577
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends	—	—	—	(365,132)	—	(365,132)
Other comprehensive income	—	—	—	—	27,662	27,662
BALANCE AT MARCH 31, 2018	9,122,986	$456,149	$42,501,770	$5,113,019	$(585,717)	$47,485,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,845)	$(1,515,512)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	631,512	873,357
Share based compensation	84,577	93,018
Deferred taxes	—	9,415
(Gain) loss on sale of assets	(27,531)	17,800
Changes in assets and liabilities:
Trade accounts receivable	427,806	780,483
Inventories	(218,697)	2,301,681
Prepaid income taxes	52,064	33,794
Other assets, net	(591,025)	1,004
Accounts payable	433,148	(1,396,445)
Accrued compensation and benefits	249,526	674,910
Other accrued liabilities	1,057,571	(181,336)
Income taxes payable	408	2,045
Net cash provided by operating activities	239,514	1,694,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(263,867)	(38,082)
Purchases of investments	(3,488,793)	—
Proceeds from the sale of property, plant and equipment	29,013	—
Proceeds from the sale of investments	3,004,602	3,435,154
Net cash (used in) provided by investing activities	(719,045)	3,397,072
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(390,738)	(368,388)
Proceeds from issuance of common stock, net of shares withheld	1,342	21,999
Net cash used in financing activities	(389,396)	(346,389)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	7,374	(16,910)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(861,553)	4,727,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,453,663	10,443,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,592,110	$15,171,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(44,902)	$24,739
Interest paid	9,382	9,448
Dividends declared not paid	371,545	398,467
Capital expenditures in accounts payable	61,304	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2018 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended March 31, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended March 31, 2018 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2017	$(625,000)	$12,000	$(613,000)

Net current period change	33,000	(6,000)	27,000

March 31, 2018	$(592,000)	$6,000	$(586,000)

NOTE 2 – REVENUE RECOGNITION

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.

Suttle, Inc. & Transition Networks

The Company’s Suttle business unit manufactures and markets a broad range of products that support broadband and telephone service under the Suttle brand name in the United States and internationally. Suttle markets its outside plant and premise distribution products globally to telecommunications companies, service providers, residential builders, and low-voltage installers through distributors and the Company’s sales staff. Suttle’s customers include telephone, CATV, internet service providers, distributors, and enterprise networks.

The Company’s Transition Networks business unit sells media converter devices, NIDs, Ethernet switches and other connectivity products that make it possible to transmit telecommunications signals across networks and between systems using various types of media. Transition sells its products through distributors, resellers, integrators, and OEMs.

The Company has determined that the performance obligation for its Suttle and Transition Networks divisions is the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

JDL Technologies, Inc.

The Company’s JDL Technologies, Inc. division is a managed service provider and a value-added reseller supplying IT solutions focused on IT service and support management; network design, deployment and integration; cloud, hosted and virtualized services; and network operations center management. Major technology solutions include networking, virtualization, cloud and infrastructure services, most of which are available under JDL managed service contracts.

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. division are transferred over time: managed services and professional services (time and materials (“T&M”) & fixed price). The division’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its JDL Technologies division that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

Net2Edge Limited

The Company’s Net2Edge Limited division manufactures and markets Ethernet based network access devices. The Company principally sells its products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division is its connectivity infrastructure and data transmission products that are recognized at a point in time.

Significant Judgments

In order to determine the transaction price, the Company estimates the amount of variable consideration at the outset of the contract, depending on the facts and circumstances relative to the contract. The Company may provide credits or incentives to its customers, which are accounted for as either variable consideration or consideration payable to the customer. The Company estimates product returns based on historical return rates. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant revenue reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. The Company will assess if any incentives it offers to its customer is a consideration payable. The Company accounts for consideration payable to a customer as a reduction of the transaction price, and therefore, of revenue. For contracts with more than one performance obligation, the consideration is allocated between separate products and services based on their stand-alone selling prices. Judgment is required to determine standalone selling prices for each distinct performance obligation. The Company generally determines standalone selling prices based on the actual prices charged to customers and has an established range of amounts that fall within stand-alone selling price for its distinct performance obligations. The Company evaluates this range quarterly.

Costs to Obtain or Fulfill a Contract

In addition to the new revenue recognition guidance, ASC 340-40 was added to provide guidance on the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of such costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. There were no material costs to obtain a contract in the quarter ended March 31, 2018.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 would require an adjustment to the opening balance of retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the Company determined that there were no significant adjustments to be made to its consolidated balance sheet as of January 1, 2018.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of loss and comprehensive loss and cash flows, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Trade accounts receivable	$11,761,000	$10,766,000	$995,000
Inventories	14,229,000	14,738,000	(509,000)
Other current assets	1,407,000	898,000	509,000
Other accrued liabilities	2,652,000	1,657,000	995,000

	Three Months Ended March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$16,774,000	$16,899,000	$(125,000)
Gross Profit	5,179,000	5,304,000	(125,000)
Selling, general and administrative expenses	7,153,000	7,278,000	(125,000)
Operating Loss	(1,974,000)	(1,974,000)	—

Transaction Price Allocated to Future Performance Obligations

In order to determine the allocation of the transaction price and amounts allocated to the performance obligations, the Company first determined the standalone selling price for each distinct performance obligations in the contract in order to determine the allocations of the transaction price in proportion to the standalone selling price for each performance obligation in the contract in accordance with ASC 606-10-32-31 and 32-33. Judgment is required to determine standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the actual prices charged to customers and has an established range of amounts that fall within stand-alone selling price for its distinct performance obligations. The Company will evaluate this range quarterly.

Practical Expedients and Exemptions

The Company adopted various practical expedients and policy elections related to the accounting for significant finance components, sales taxes, shipping and handling, costs to obtain a contract and immaterial promised goods or services, which will mitigate certain impacts of adopting this new standard. The practical expedient to disclose the unfulfilled performance obligations was not made as they are expected to be fulfilled within one year.

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to be entitled to in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues, which is different for each segment.

For Suttle, we analyze revenues by product and customer group, which is as follows for the three months ended March 31, 2018 and 2017:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$6,573,000	$7,745,000
DSL and other products	400,000	1,027,000
	$6,973,000	$8,772,000

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$5,947,000	$8,015,000
International	580,000	124,000
Distributors	446,000	633,000
	$6,973,000	$8,772,000

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three months ended March 31, 2018 and 2017:

	Transition Networks Sales by Region
	2018	2017
North America	$7,641,000	$7,071,000
Rest of World	975,000	1,445,000
Europe, Middle East, Africa ("EMEA")	537,000	488,000
	$9,153,000	$9,004,000

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$5,184,000	$5,484,000
Ethernet switches and adapters	2,260,000	1,679,000
Other products	1,709,000	1,841,000
	$9,153,000	$9,004,000

For JDL, we analyze revenue by customer group, which is as follows for the three months ended March 31, 2018 and 2017:

	JDL Revenue by Customer Group
	2018	2017
Education	$109,000	$2,063,000
Healthcare and commercial clients	601,000	801,000
	$710,000	$2,864,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $165,000 and $357,000 for the three months ended March 31, 2018 and 2017, respectively.

Contract Balances

The Company does not have material costs to obtain a contract or material contract liabilities.

NOTE 3 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of March 31, 2018 and December 31, 2017:

March 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$5,751,000	$—	$—	$5,751,000	$5,751,000	$—	$—
Subtotal	5,751,000	—	—	5,751,000	5,751,000	—	—

Investments:
Commercial Paper	1,988,000	—	(2,000)	1,986,000	—	1,986,000	—
Corporate Notes/Bonds	4,038,000	—	(5,000)	4,033,000	—	4,033,000	—
Subtotal	6,026,000	—	(7,000)	6,019,000	—	6,019,000	—

Total	$11,777,000	$—	$(7,000)	$11,770,000	$5,751,000	$6,019,000	$—

December 31, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000	$6,193,000	$—	$—
Subtotal	6,193,000	—	—	6,193,000	6,193,000	—	—

Investments:
Commercial Paper	997,000	—	—	997,000	—	997,000	—
Corporate Notes/Bonds	4,545,000	—	(1,000)	4,544,000	—	4,544,000	—
Subtotal	5,542,000	—	(1,000)	5,541,000	—	5,541,000	—

Total	$11,735,000	$—	$(1,000)	$11,734,000	$6,193,000	$5,541,000	$—

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2018 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2018.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2018:

	Amortized Cost	Estimated Market Value

Due within one year	$6,026,000	$6,019,000

The Company did not recognize any gross realized gains or losses during the three months ending March 31, 2018 and 2017, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2018. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2018, after giving effect to the shares issued as of that date, 45,250 shares remain available for purchase under the ESPP.

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

During 2018, stock options covering 178,665 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also conditionally granted deferred stock awards of 163,002 shares to key employees during the first quarter of 2018 under the Company’s long-term incentive plan for performance over the 2018 to 2020 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three-year period ending December 31, 2020 and any shares earned will be issued in the first quarter of 2021 to those key employees still with the Company at that time.

At March 31, 2018, 194,762 shares have been issued under the 2011 Incentive Plan, 1,609,007 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 196,231 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of March 31, 2018, there were 51,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2017 to March 31, 2018:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term in years
Outstanding – December 31, 2017	1,172,659	$8.63	4.55
Awarded	178,665	3.61
Exercised	—	—
Forfeited	(19,052)	13.07
Outstanding – March 31, 2018	1,332,272	7.90	4.71

Exercisable at March 31, 2018	783,430	$9.88	3.81
Expected to vest March 31, 2018	1,332,272	7.90	4.71

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2018 was $0. The intrinsic value of all options exercised during the three months ended March 31, 2018 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three month periods ended March 31, 2018 and 2017.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2017 to March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2017	190,524	$6.60
Granted	163,002	3.56
Vested	(29,708)	10.51
Forfeited	(9,424)	11.48
Outstanding – March 31, 2018	314,394	4.51

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2017 to March 31, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2017	13,793	$6.33
Granted	—	—
Issued	—	—
Forfeited	—	—
Outstanding – March 31, 2018	13,793	6.33

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2018 was $85,000 before income taxes and $67,000 after income taxes. Share-based compensation expense recognized for the three months ended March 31, 2017 was $93,000 before income taxes and $60,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $583,000 at March 31, 2018 and is expected to be recognized over a weighted-average period of 2.7 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 5 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	March 31	December 31
	2018	2017
Finished goods	$8,182,000	$8,056,000
Raw and processed materials	6,047,000	5,928,000
	$14,229,000	$13,984,000

NOTE 6 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(72,000)	$—	$(12,000)	$14,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(491,000)	$(154,000)	$(159,000)	$14,000

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(66,000)	$—	$(15,000)	$17,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(485,000)	$(154,000)	$(162,000)	$17,000

Amortization expense on these identifiable intangible assets was $3,000 and $12,000 during 2018 and 2017, respectively. The amortization expense is included in selling, general and administrative expenses. At March 31, 2018, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2018 and all of the following four fiscal years is as follows:

Year Ending December 31:
2018	$5,000
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	1,000

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

The following table presents the changes in the Company’s warranty liability for the three month periods ended March 31, 2018 and 2017, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2018	2017
Beginning balance	$603,000	$600,000
Amounts charged (credited) to expense	79,000	(5,000)
Actual warranty costs paid	(25,000)	(14,000)
Ending balance	$657,000	$581,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at March 31, 2018 and December 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2018 was $8,689,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.9% at March 31, 2018). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at March 31, 2018.

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

At March 31, 2018 there was $45,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of loss and comprehensive loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2014-2017 remain open to examination by the Internal Revenue Service and the years 2013-2017 remain open to examination by various state tax departments. The tax years from 2014-2017 remain open in Costa Rica.

The Company’s effective income tax rate was (0.4%) for the first three months of 2018. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (12.0%) for the three months ended March 31, 2018. There were no additional uncertain tax positions identified in the first three months of 2018. The Company’s effective income tax rate for the three months ended March 31, 2017 was (4.8%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

NOTE 11 – SEGMENT INFORMATION

The Company classifies its businesses into the four segments as follows:

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

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2018 and 2017 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2018
Sales	$6,973,000	$9,153,000	$710,000	$165,000	$—	$(227,000)	$16,774,000
Cost of sales	5,598,000	5,226,000	728,000	62,000	—	(19,000)	11,595,000
Gross profit (loss)	1,375,000	3,927,000	(18,000)	103,000	—	(208,000)	5,179,000
Selling, general and administrative expenses	2,256,000	3,715,000	486,000	904,000	—	(208,000)	7,153,000
Operating (loss) income	(881,000)	212,000	(504,000)	(801,000)	—	—	(1,974,000)
Other income (expense)	24,000	(2,000)	—	(8,000)	108,000	—	122,000
Income (loss) before income tax	$(857,000)	$210,000	$(504,000)	$(809,000)	$108,000	$—	$(1,852,000)

Depreciation and amortization	$414,000	$141,000	$63,000	$14,000	$—	$—	$632,000

Capital expenditures	$227,000	$20,000	$—	$17,000	$—	$—	$264,000

Assets	$17,025,000	$13,813,000	$1,243,000	$1,732,000	$23,950,000	$(27,000)	$57,736,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2017
Sales	$8,772,000	$9,004,000	$2,864,000	$357,000	$—	$(197,000)	$20,800,000
Cost of sales	7,714,000	5,119,000	1,903,000	100,000	—	(1,000)	14,835,000
Gross profit	1,058,000	3,885,000	961,000	257,000	—	(196,000)	5,965,000
Selling, general and administrative expenses	2,210,000	3,739,000	576,000	708,000	—	(196,000)	7,037,000
Restructuring expense	388,000	—	—	—	—	—	388,000
Operating (loss) income	(1,540,000)	146,000	385,000	(451,000)	—	—	(1,460,000)
Other income (expense)	(11,000)	(5,000)	—	35,000	(4,000)	—	15,000
Income (loss) before income tax	$(1,551,000)	$141,000	$385,000	$(416,000)	$(4,000)	$—	$(1,445,000)

Depreciation and amortization	$591,000	$187,000	$77,000	$18,000	$—	$—	$873,000

Capital expenditures	$23,000	$—	$2,000	$9,000	$4,000	$—	$38,000

Assets	$32,824,000	$15,426,000	$5,427,000	$1,468,000	$15,392,000	$(27,000)	$70,510,000

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three month periods ended March 31, 2018 and 2017. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three months of 2018 and 2017, there was no dilutive impact from stock options or unvested shares. Options totaling 1,332,272 and 903,148 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 309,819 and 190,812 shares would not have been included for the three months ended March 31, 2018 and 2017 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, are summarized below:

	March 31, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,751,000	$—	$—	$5,751,000
Subtotal	5,751,000	—	—	5,751,000

Short-term investments:
Commercial Paper	—	1,986,000	—	1,986,000
Corporate Notes/Bonds	—	4,033,000	—	4,033,000
Subtotal	—	6,019,000	—	6,019,000

Total	$5,751,000	$6,019,000	$—	$11,770,000

	December 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000
Subtotal	6,193,000	—	—	6,193,000

Short-term investments:
Commercial Paper	—	997,000	—	997,000
Corporate Notes/Bonds	—	4,544,000	—	4,544,000
Subtotal	—	5,541,000	—	5,541,000

Total	$6,193,000	$5,541,000	$—	$11,734,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2018.

NOTE 14 – RESTRUCTURING

During the three months ended March 31, 2017, the Company recorded $388,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. The facility was completely closed during 2017. The Company had no restructuring expenses for the three-month period ended March 31, 2108.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 using the modified retrospective transition approach. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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

In August 2016, the FASB issued new accounting guidance regarding the classification of cash receipts and payments in the Statement of Cash Flows. This guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted this standard as of January 1, 2018 with no material impact to the Consolidated Statement of Cash Flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells products that enable telecommunications carriers to connect legacy networks to high-speed services.

First Quarter 2018 Summary

●	Consolidated sales were $16.8 million in Q1 2018 compared to $20.8 million in Q1 2017.

●	The Company incurred an operating loss of $2.0 million in Q1 2018 compared to an operating loss of $1.5 million in Q1 2017.

●	Net loss was $1.9 million, or ($0.21) per diluted share, compared to a net loss of $1.5 million, or ($0.17) per diluted share, in Q1 2017.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably; and

●	The impact of changing government expenditures in our markets.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and these providers’ continued investment and deployment into building out their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pricing pressure that adversely impact our margins;

●	Suttle’s ability to develop and sell new product solutions for residential “Securely Wired” applications to offset declining sales and lower or fluctuating gross margins in its legacy products; and

●	Suttle’s increasing reliance on contract manufacturers and OEMs to supply components and products in a timely manner.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain business from its traditional South Florida school district customer;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce given revenues that have historically fluctuated significantly from period to period, in part due to the uncertainty and timing of federal government funding of school initiatives, including the E-Rate program.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2018 Compared to

Three Months Ended March 31, 2017

Consolidated sales declined 19% in the first quarter of 2018 to $16,774,000 compared to $20,800,000 in the same period of 2017. Consolidated operating loss in the first quarter of 2018 was $1,974,000 compared to an operating loss of $1,460,000 in the first quarter of 2017. The Company incurred $388,000 in restructuring expense in the first quarter of 2017 related to the closure of its Costa Rica facility in 2017. Net loss in the first quarter of 2018 was $1,860,000 or $ (0.21) per share compared to net loss of $1,516,000 or $ (0.17) per share in the first quarter of 2017.

Suttle Results

Suttle sales decreased 21% in the first quarter of 2018 to $6,973,000 compared to $8,772,000 in the same period of 2017 due to continuing pricing pressures from major telecommunications customers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first quarters of 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$5,947,000	$8,015,000
International	580,000	124,000
Distributors	446,000	633,000
	$6,973,000	$8,772,000

Suttle’s sales by product groups in first quarter of 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$6,573,000	$7,745,000
DSL and other products	400,000	1,027,000
	$6,973,000	$8,772,000

Sales to the major communication service providers decreased 26% in the first quarter of 2018 due to volume declines in legacy products. Sales to major communication service providers accounted for 85% of Suttle’s sales in the first quarter of 2018 compared to 91% of sales in 2017. Sales to distributors decreased 30% in the first quarter of 2018 due to the continued decline in DSL product sales and the impact from the discontinuation of certain legacy products, and accounted for 6% and 7% of sales in the first quarters of 2018 and 2017, respectively. International sales increased 368% in the first quarter of 2018 due to an increase in legacy product sales in Latin America, and accounted for 8% of Suttle’s first quarter 2018 sales.

Sales of structured cabling and connecting system products decreased 15% in the first quarter of 2018 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross margin increased 30% in the first quarter of 2018 to $1,375,000 compared to $1,058,000 in the same period of 2017. Gross margin as a percentage of sales increased to 19.7% from 12.1% in the same period of 2017 due to establishing a new pricing strategy for distributors and the discontinuation of certain lower margin legacy products. Selling, general and administrative expenses increased 2% to $2,256,000, or 32.4% of sales, in the first quarter of 2018 compared to $2,210,000, or 25.2% of sales, in the same period in 2017 due to expanded sales and marketing programs to reach the installer market. Suttle incurred $54,000 and $263,000 in research and development expenses in the respective 2018 and 2017 first quarters. Suttle incurred $388,000 in restructuring expense in the first quarter of 2017 related to the closure of its Costa Rica facility in 2017, but no expense in the first quarter of 2018.

Suttle incurred an operating loss of $881,000 in the first quarter of 2018 compared to an operating loss of $1,540,000 in 2017.

Transition Networks Results

Transition Networks sales increased 2% to $9,153,000 in the first quarter of 2018 compared to $9,004,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2018	2017
North America	$7,641,000	$7,071,000
Rest of World	975,000	1,445,000
Europe, Middle East, Africa (“EMEA”)	537,000	488,000
	$9,153,000	$9,004,000

The following table summarizes Transition Networks’ 2018 and 2017 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$5,184,000	$5,484,000
Ethernet switches and adapters	2,260,000	1,679,000
Other products	1,709,000	1,841,000
	$9,153,000	$9,004,000

Sales in North America increased $570,000, or 8%, primarily due to an increase in federal projects. International sales decreased $421,000, or 22%, primarily due to the decline in Rest of World sales, offset slightly by an increase in EMEA sales. Media converter sales decreased 5% or $300,000 due to the timing of purchases by a carrier customer. Sales of ethernet switches and adapters increased 35% or $581,000 due to the success of new product introductions. All other product sales decreased 7% or $132,000 due to project timing.

Gross margin on first quarter sales increased to $3,927,000 in 2018 as compared to $3,885,000 in 2017. Gross margin as a percentage of sales decreased slightly to 42.9% in the first quarter of 2018 from 43.1% in 2017. Selling, general and administrative expenses remained fairly flat at $3,715,000, or 40.6% of sales, in the first quarter of 2018 compared to $3,739,000, or 41.5% of sales, in 2017.

Transition Networks had operating income of $212,000 in the first quarter of 2018 compared to income of $146,000 in 2017.

JDL Technologies Results

JDL Technologies sales decreased 75% to $710,000 in the first quarter of 2018 compared to $2,864,000 in 2017.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2018	2017
Education	$109,000	$2,063,000
Healthcare and commercial clients	601,000	801,000
	$710,000	$2,864,000

Revenues from the education sector decreased $1,954,000 or 95% in the first quarter of 2018 as compared to the 2017 first quarter due to a delay in the approval of federal funding for the 2017-2018 funding cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $200,000, or 25% due to expiration of two large customer contracts late in 2017.

Gross margin decreased 102% to $(18,000) in the first quarter of 2018 compared to $961,000 in the same period in 2017. Gross margin as a percentage of sales decreased to -2.5% in the first quarter of 2018 compared to 33.6% in 2017 due to certain fixed costs on lower revenue due to the delay in education projects. Selling, general and administrative expenses decreased 16% in the first quarter of 2018 to $486,000, or 68.5% of sales, compared to $576,000, or 20.1% of sales, in 2017 due to expense reduction measures taken in light of the expected delay in revenue from the education sector.

JDL Technologies reported an operating loss of $504,000 in the first quarter of 2018 compared to income of $385,000 in the same period of 2017.

Net2Edge Results

Net2Edge’s sales decreased 54% to $165,000 in the first quarter of 2018 compared to $357,000 in 2017 due to delays in the release of new products. Gross margin decreased 60% to $103,000 in the first quarter of 2018 compared to $257,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 62.4% in 2018 from 72.0% in 2017 due to product mix. Selling, general and administrative expenses increased 28% in 2018 to $904,000 compared to $708,000 in 2017 due to increased spending on engineering and research and development on new products. Net2Edge reported an operating loss of $801,000 in the first quarter of 2018 compared to an operating loss of $451,000 in the same period of 2017 due to increased spending and delays in the release of new products.

Income Taxes

The Company’s loss before income taxes increased to $1,852,000 in the first quarter of 2018 compared to $1,446,000 in 2017. The Company’s effective income tax rate was (0.4%) in the first quarter of 2018 and (4.8%) in 2017. This effective tax rate for 2018 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2018, the Company had approximately $17,611,000 in cash, cash equivalents and investments. Of this amount, $5,751,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are insured through the FDIC. The Company also had $6,019,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2018.

The Company had working capital of $35,231,000 at March 31, 2018, consisting of current assets of approximately $45,450,000 and current liabilities of $10,219,000 compared to working capital of $36,506,000 at December 31, 2017 consisting of current assets of $45,466,000 and current liabilities of $8,960,000.

Cash flow provided by operating activities was approximately $240,000 in the first quarter of 2018 and $1,694,000 in the same period of 2017. Significant working capital changes from December 31, 2017 to March 31, 2018 included a decrease in accounts receivable of $428,000 and an increase in accounts payable of $433,000.

Net cash used in investing activities was $719,000 in the first quarter of 2018 compared to $3,397,000 provided in 2017, due to proceeds from the sale of investments.

Net cash used in financing activities was $389,000 in the first quarter of 2018 compared to $346,000 used in financing activities in 2017. Cash dividends paid on common stock increased to $391,000 in 2018 ($0.04 per common share) from $368,000 in 2017 ($0.04 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $30,000 in 2018 and $29,000 in 2017. The Company did not repurchase any shares in 2018 or 2017 under the Board-authorized program. At March 31, 2018, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $28,000 and $7,000 in 2018 and 2017, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.9% at March 31, 2018). The Company had no outstanding borrowings against the line of credit at March 31, 2018. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2017 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 using the modified retrospective method. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2018.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2018 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at March 31, 2018.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, as detailed below, management concluded that the Company’s disclosure controls and procedures are not effective.

(b) Changes in Internal Controls

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the adoption of the new revenue standard had an immaterial impact on our ongoing net income, we implemented changes to our processes related to revenue recognition and the control activities within these processes. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we concluded that our internal control over financial reporting was not effective.

Long-lived Asset Impairment Testing. Based on management’s testing and evaluation, we determined that we did not design and maintain effective internal control over the step one goodwill impairment testing that we performed in accordance with ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant, and Equipment, as of April 30, 2017 and December 31, 2017, respectively. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper assumptions used in our impairment analyses. We concluded that this lack of review in sufficient detail of the analyses was a material weakness in our internal controls. We wrote off the JDL reporting unit goodwill in the second quarter of 2017 and at December 31, 2017, had no recorded goodwill. If we record goodwill in the future, however, we will need to implement and maintain internal controls to ensure we complete our goodwill impairment analysis in a timely manner and with adequate detail.

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

Remediation Plan in Response to Material Weakness

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2018	—	$—	—	411,910
February 2018	—	—	—	411,910
March 2018	8,017	3.55	—	411,910
Total	8,017	$3.55	—	411,910

(a)	The shares in this column represent shares that were surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation.

(b)	Shares represent remaining amount of a 500,000 share repurchase authorization approved by the Company’s Board in October 2008 and publicly announced in November 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated May 14, 2018 announcing 2018 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: May 15, 2018		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: May 15, 2018	Chief Financial Officer