Form 10-Q
period 2018-06-30
COMMUNICATIONS SYSTEMS INC
filed 2018-08-03
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Name of Exchange On Which Registered	Outstanding at August 1, 2018
Common Stock, par value $.05 per share	NASDAQ	9,149,924

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	June 30	December 31
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$8,066,304	$12,453,663
Investments	6,105,626	5,540,744
Trade accounts receivable, less allowance for
doubtful accounts of $120,000 and $106,000, respectively	11,473,993	12,183,217
Inventories	15,565,210	13,984,428
Prepaid income taxes	459,822	493,834
Other current assets	1,245,903	810,532
TOTAL CURRENT ASSETS	42,916,858	45,466,418

PROPERTY, PLANT AND EQUIPMENT, net	11,972,989	12,624,730
OTHER ASSETS:
Deferred income taxes	38,136	38,136
Other assets, net	10,761	16,977
TOTAL OTHER ASSETS	48,897	55,113
TOTAL ASSETS	$54,938,744	$58,146,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,257,225	$4,554,683
Accrued compensation and benefits	2,113,655	2,422,083
Other accrued liabilities	2,775,566	1,586,473
Dividends payable	368,222	397,151
TOTAL CURRENT LIABILITIES	10,514,668	8,960,390
LONG TERM LIABILITIES:
Long-term compensation plans	—	11,079
Uncertain tax positions	—	4,065
TOTAL LONG-TERM LIABILITIES	—	15,144
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,142,649 and 8,973,708 shares issued and outstanding, respectively	457,132	448,685
Additional paid-in capital	42,548,812	42,006,750
Retained earnings	2,104,414	7,328,671
Accumulated other comprehensive loss	(686,282)	(613,379)
TOTAL STOCKHOLDERS’ EQUITY	44,424,076	49,170,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,938,744	$58,146,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Sales	$15,038,159	$22,068,462	$31,811,844	$42,868,541
Cost of sales	11,053,074	16,057,822	22,648,140	30,892,836
Gross profit	3,985,085	6,010,640	9,163,704	11,975,705
Operating expenses:
Selling, general and administrative expenses	6,707,289	7,318,047	13,860,128	14,355,302
Impairment loss	—	1,617,389	—	1,617,389
Restructuring expense	—	1,141,992	—	1,529,630
Total operating expenses	6,707,289	10,077,428	13,860,128	17,502,321
Operating loss	(2,722,204)	(4,066,788)	(4,696,424)	(5,526,616)
Other income (expenses):
Investment and other income (expense)	89,131	(1,667)	193,252	40,019
(Loss) Gain on sale of assets	(10,480)	(40,446)	17,051	(58,246)
Interest and other expense	(9,482)	(9,481)	(19,188)	(19,040)
Other income (expense), net	69,169	(51,594)	191,115	(37,267)
Loss from operations before income taxes	(2,653,035)	(4,118,382)	(4,505,309)	(5,563,883)
Income tax (benefit) expense	(11,525)	(27,685)	(3,955)	42,326
Net loss	(2,641,510)	(4,090,697)	(4,501,354)	(5,606,209)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	4,433	(1,163)	(1,998)	(2,947)
Foreign currency translation adjustment	(104,999)	37,204	(70,905)	32,216
Total other comprehensive (loss) income	(100,566)	36,041	(72,903)	29,269
Comprehensive loss	$(2,742,076)	$(4,054,656)	$(4,574,257)	$(5,576,940)

Basic net loss per share:	$(0.29)	$(0.46)	$(0.50)	$(0.63)
Diluted net loss per share:	$(0.29)	$(0.46)	$(0.50)	$(0.63)
Weighted Average Basic Shares Outstanding	9,132,855	8,947,070	9,066,886	8,920,779
Weighted Average Dilutive Shares Outstanding	9,132,855	8,947,070	9,066,886	8,920,779
Dividends declared per share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(4,501,354)	—	(4,501,354)
Issuance of common stock under Employee Stock Purchase Plan	13,825	691	49,758	—	—	50,449
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	43,501	2,175	—	—	—	2,175
Share based compensation	—	—	109,783	—	—	109,783
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends	—	—	—	(732,228)	—	(732,228)
Other comprehensive loss	—	—	—	—	(72,903)	(72,903)
BALANCE AT JUNE 30, 2018	9,142,649	$457,132	$42,548,812	$2,104,414	$(686,282)	$44,424,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,501,354)	$(5,606,209)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,172,556	1,722,382
Share based compensation	109,783	246,266
Deferred taxes	—	(52,999)
Impairment loss	—	1,617,389
(Gain) loss on sale of assets	(17,051)	58,246
Changes in assets and liabilities:
Trade accounts receivable	669,937	1,813,679
Inventories	(1,604,564)	3,958,892
Prepaid income taxes	34,012	806,070
Other assets, net	(439,897)	152,665
Accounts payable	788,435	(644,549)
Accrued compensation and benefits	106,896	1,176,457
Other accrued liabilities	1,204,309	(183,883)
Income taxes payable	(4,065)	4,109
Net cash (used in) provided by operating activities	(2,481,003)	5,068,515
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(612,273)	(138,374)
Purchases of investments	(3,488,793)	—
Proceeds from the sale of property, plant and equipment	39,263	73,400
Proceeds from the sale of investments	2,921,913	4,357,774
Net cash (used in) provided by investing activities	(1,139,890)	4,292,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(761,157)	(737,833)
Proceeds from issuance of common stock, net of shares withheld	24,161	46,259
Net cash used in financing activities	(736,996)	(691,574)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(29,470)	(929)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,387,359)	8,668,812
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,453,663	10,443,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,066,304	$19,112,086
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(33,902)	$(662,821)
Interest paid	18,969	19,641
Dividends declared not paid	368,222	397,768
Capital expenditures in accounts payable	21,310	171,985

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2018 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended June 30, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended June 30, 2018 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2017	$(625,000)	$12,000	$(613,000)

Net current period change	(71,000)	(2,000)	(73,000)

June 30, 2018	$(696,000)	$10,000	$(686,000)

NOTE 2 – REVENUE RECOGNITION

The Company adopted ASC 606, “Revenue from Contracts with Customers,” on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services.

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

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. division are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). The division’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

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

Net2Edge Limited

The Company’s Net2Edge division manufactures and markets Ethernet based network access devices. The Company principally sells its products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division is its connectivity infrastructure and data transmission products that are recognized at a point in time.

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

Costs to Obtain or Fulfill a Contract

In addition to the new revenue recognition guidance, “Other Assets and Deferred Costs” (ASC 340-40), was added to provide guidance on the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of such costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. There were no material costs to obtain a contract in the six months ended June 30, 2018.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of loss and comprehensive loss and cash flows, as of and for the three months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Trade accounts receivable	$11,474,000	$10,407,000	$1,067,000
Inventories	15,565,000	16,136,000	(571,000)
Other current assets	1,246,000	675,000	571,000
Other accrued liabilities	2,776,000	1,709,000	1,067,000

	Three Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$15,038,000	$15,205,000	$(167,000)
Gross Profit	3,985,000	4,152,000	(167,000)
Selling, general and administrative expenses	6,707,000	6,874,000	(167,000)
Operating Loss	(2,722,000)	(2,722,000)	—

	Six Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$31,812,000	$32,103,000	$(291,000)
Gross Profit	9,164,000	9,455,000	(291,000)
Selling, general and administrative expenses	13,860,000	14,151,000	(291,000)
Operating Loss	(4,696,000)	(4,696,000)	—

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

For Suttle, we analyze revenues by product and customer group, which is as follows for the three and six months ended June 30, 2018 and 2017:

	Suttle Sales by Product Group
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Structured cabling and connecting system products	$5,169,000	$7,823,000	$11,742,000	$15,568,000
DSL and other products	704,000	757,000	1,104,000	1,784,000
	$5,873,000	$8,580,000	$12,846,000	$17,352,000

	Suttle Sales by Customer Group
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Communication service providers	$4,500,000	$7,540,000	$10,447,000	$15,555,000
International	766,000	247,000	1,346,000	372,000
Distributors	607,000	793,000	1,053,000	1,425,000
	$5,873,000	$8,580,000	$12,846,000	$17,352,000

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three and six months ended June 30, 2018 and 2017:

	Transition Networks Sales by Region
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
North America	$6,450,000	$8,085,000	$14,092,000	$15,156,000
Rest of World	864,000	1,005,000	1,840,000	2,450,000
Europe, Middle East, Africa (“EMEA”)	520,000	410,000	1,056,000	898,000
	$7,834,000	$9,500,000	$16,988,000	$18,504,000

	Transition Networks Sales by Product Group
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Media converters	$4,492,000	$5,570,000	$9,677,000	$11,054,000
Ethernet switches and adapters	1,827,000	1,809,000	4,086,000	3,488,000
Other products	1,515,000	2,121,000	3,225,000	3,962,000
	$7,834,000	$9,500,000	$16,988,000	$18,504,000

For JDL, we analyze revenue by customer group, which is as follows for the three and six months ended June 30, 2018 and 2017:

	JDL Revenue by Customer Group
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Education	$280,000	$3,151,000	$388,000	$5,215,000
Healthcare and commercial clients	633,000	875,000	1,234,000	1,676,000
	$913,000	$4,026,000	$1,622,000	$6,891,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $681,000 and $180,000 for the three months ended June 30, 2018 and 2017, respectively. Revenues were $846,000 and $537,000 for the six months ended June 30, 2018 and 2017, respectively.

Contract Balances

The Company does not have material costs to obtain a contract or material contract liabilities.

NOTE 3 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2018 and December 31, 2017:

June 30, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$5,722,000	$—	$—	$5,722,000	$5,722,000	$—	$—
Subtotal	5,722,000	—	—	5,722,000	5,722,000	—	—

Investments:
Commercial Paper	4,598,000	—	(2,000)	4,596,000	—	4,596,000	—
Corporate Notes/Bonds	1,511,000	—	(1,000)	1,510,000	—	1,510,000	—
Subtotal	6,109,000	—	(3,000)	6,106,000	—	6,106,000	—

Total	$11,831,000	$—	$(3,000)	$11,828,000	$5,722,000	$6,106,000	$—

December 31, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000	$6,193,000	$—	$—
Subtotal	6,193,000	—	—	6,193,000	6,193,000	—	—

Investments:
Commercial Paper	997,000	—	—	997,000	—	997,000	—
Corporate Notes/Bonds	4,545,000	—	(1,000)	4,544,000	—	4,544,000	—
Subtotal	5,542,000	—	(1,000)	5,541,000	—	5,541,000	—

Total	$11,735,000	$—	$(1,000)	$11,734,000	$6,193,000	$5,541,000	$—

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of June 30, 2018 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of June 30, 2018.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2018:

	Amortized Cost	Estimated Market Value

Due within one year	$6,109,000	$6,106,000

The Company did not recognize any gross realized gains or losses during the three months ending June 30, 2018 and 2017, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2018. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2018, after giving effect to the shares issued as of that date, 39,380 shares remain available for purchase under the ESPP.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Incentive Plan”). The 2011 Incentive Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. The 2011 Incentive Plan, as amended, allows the issuance of up to 2,500,000 shares of common stock.

During 2018, stock options covering 218,665 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also conditionally granted deferred stock awards of 163,002 shares to key employees during the first half of 2018 under the Company’s long-term incentive plan for performance over the 2018 to 2020 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals at the end of the three-year period ending December 31, 2020 and any shares earned will be issued in the first quarter of 2021 to those key employees still with the Company at that time.

At June 30, 2018, 208,555 shares have been issued under the 2011 Incentive Plan, 1,635,666 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 655,779 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of June 30, 2018, there were 36,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2017 to June 30, 2018:

		Weighted average	Weighted average remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2017	1,172,659	$8.63	4.55
Awarded	218,665	3.67
Exercised	—	—
Forfeited	(34,052)	12.34
Outstanding – June 30, 2018	1,357,272	7.74	4.58

Exercisable at June 30, 2018	838,805	$9.56	3.75
Expected to vest June 30, 2018	1,357,272	7.74	4.58

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2018 was $38,000. The intrinsic value of all options exercised during the six months ended June 30, 2018 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the six month periods ended June 30, 2018 and 2017.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2017 to June 30, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2017	190,524	$6.60
Granted	163,002	3.56
Vested	(29,708)	10.51
Forfeited	(9,424)	11.48
Outstanding – June 30, 2018	314,394	4.51

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2017 to June 30, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2017	13,793	$6.33
Granted	—	—
Issued	(13,793)	6.33
Forfeited	—	—
Outstanding – June 30, 2018	—	—

Compensation Expense

Share-based compensation expense recognized for the six months ended June 30, 2018 was $110,000 before income taxes and $87,000 after income taxes. Share-based compensation expense recognized for the six months ended June 30, 2017 was $246,000 before income taxes and $160,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $237,000 at June 30, 2018 and is expected to be recognized over a weighted-average period of 2.6 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 5 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	June 30	December 31
	2018	2017
Finished goods	$9,710,000	$8,056,000
Raw and processed materials	5,855,000	5,928,000
	$15,565,000	$13,984,000

NOTE 6 – GOOWDWILL AND INTANGIBLE ASSETS

Goodwill is required to be evaluated for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, “Intangible-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The Company chose to adopt this standard early for the annual impairment analysis in 2017. The Company performed the first step of the previous two-step process, which requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, an impairment adjustment must be recorded.

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

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(71,000)	$—	$(16,000)	$11,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(490,000)	$(154,000)	$(163,000)	$11,000

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(66,000)	$—	$(15,000)	$17,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(485,000)	$(154,000)	$(162,000)	$17,000

Amortization expense on these identifiable intangible assets was $6,000 and $24,000 for the six months ended June 30, 2018 and 2017, respectively. The amortization expense is included in selling, general and administrative expenses. At June 30, 2018, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2018 and all of the following four fiscal years is as follows:

Year Ending December 31:
2018	$2,000
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	1,000

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

The following table presents the changes in the Company’s warranty liability for the six month periods ended June 30, 2018 and 2017, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2018	2017
Beginning balance	$603,000	$600,000
Amounts charged (credited) to expense	88,000	25,000
Actual warranty costs paid	(57,000)	(35,000)
Ending balance	$634,000	$590,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at June 30, 2018 and December 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2018 was $7,553,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.1% at June 30, 2018). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at June 30, 2018.

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

At June 30, 2018 there was $33,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of loss and comprehensive loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2014-2017 remain open to examination by the Internal Revenue Service and the years 2013-2017 remain open to examination by various state tax departments. The tax years from 2014-2017 remain open in Costa Rica.

The Company’s effective income tax rate was 0.1% for the first six months of 2018. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (8.2%) for the six months ended June 30, 2018. There were no additional uncertain tax positions identified in the first six months of 2018. The Company’s effective income tax rate for the six months ended June 30, 2017 was (0.8%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

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

Information concerning the Company’s continuing operations in the various segments for the three and six month periods ended June 30, 2018 and 2017 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2018
Sales	$5,873,000	$7,834,000	$913,000	$681,000	$—	$(263,000)	$15,038,000
Cost of sales	5,414,000	4,327,000	841,000	501,000	—	(30,000)	11,053,000
Gross profit (loss)	459,000	3,507,000	72,000	180,000	—	(233,000)	3,985,000
Selling, general and
administrative expenses	2,154,000	3,488,000	478,000	820,000	—	(233,000)	6,707,000
Operating (loss) income	(1,695,000)	19,000	(406,000)	(640,000)	—	—	(2,722,000)
Other income (expense)	(4,000)	6,000	3,000	20,000	44,000	—	69,000
Income (loss) before income tax	$(1,699,000)	$25,000	$(403,000)	$(620,000)	$44,000	$—	$(2,653,000)

Depreciation and amortization	$386,000	$100,000	$41,000	$14,000	$—	$—	$541,000

Capital expenditures	$232,000	$18,000	$—	$98,000	$—	$—	$348,000

Assets	$15,748,000	$15,058,000	$912,000	$2,468,000	$20,780,000	$(27,000)	$54,939,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2017
Sales	$8,580,000	$9,500,000	$4,026,000	$180,000	$—	$(218,000)	$22,068,000
Cost of sales	7,767,000	5,206,000	3,065,000	40,000	—	(20,000)	16,058,000
Gross profit	813,000	4,294,000	961,000	140,000	—	(198,000)	6,010,000
Selling, general and administrative expenses	2,325,000	3,933,000	557,000	701,000	—	(198,000)	7,318,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	1,142,000	—	—	—	—	—	1,142,000
Operating (loss) income	(2,654,000)	361,000	(1,059,000)	(715,000)	—	—	(4,067,000)
Other income (expense)	(69,000)	(1,000)	—	(2,000)	21,000	—	(51,000)
Income (loss) before income tax	$(2,723,000)	$360,000	$(1,059,000)	$(717,000)	$21,000	$—	$(4,118,000)

Depreciation and amortization	$579,000	$173,000	$77,000	$20,000	$—	$—	$849,000

Capital expenditures	$25,000	$25,000	$3,000	$43,000	$4,000	$—	$100,000

Assets	$31,292,000	$15,262,000	$4,122,000	$1,294,000	$15,699,000	$(27,000)	$67,642,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2018
Sales	$12,846,000	$16,988,000	$1,622,000	$846,000	$—	$(490,000)	$31,812,000
Cost of sales	11,012,000	9,554,000	1,568,000	563,000	—	(49,000)	22,648,000
Gross profit	1,834,000	7,434,000	54,000	283,000	—	(441,000)	9,164,000
Selling, general and administrative expenses	4,410,000	7,203,000	964,000	1,724,000	—	(441,000)	13,860,000
Operating (loss) income	(2,576,000)	231,000	(910,000)	(1,441,000)	—	—	(4,696,000)
Other income	20,000	4,000	3,000	12,000	152,000	—	191,000
Income (loss) before income tax	$(2,556,000)	$235,000	$(907,000)	$(1,429,000)	$152,000	$—	$(4,505,000)

Depreciation and amortization	$799,000	$241,000	$105,000	$28,000	$—	$—	$1,173,000

Capital expenditures	$459,000	$38,000	$—	$115,000	$—	$—	$612,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2017
Sales	$17,352,000	$18,504,000	$6,891,000	$537,000	$—	$(416,000)	$42,868,000
Cost of sales	15,480,000	10,325,000	4,969,000	140,000	—	(22,000)	30,892,000
Gross profit	1,872,000	8,179,000	1,922,000	397,000	—	(394,000)	11,976,000
Selling, general and administrative expenses	4,536,000	7,672,000	1,133,000	1,408,000	—	(394,000)	14,355,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	1,530,000	—	—	—	—	—	1,530,000
Operating (loss) income	(4,194,000)	507,000	(674,000)	(1,165,000)	—	—	(5,526,000)
Other income (expense)	(80,000)	(7,000)	—	33,000	16,000	—	(38,000)
Income (loss) before income tax	$(4,274,000)	$500,000	$(674,000)	$(1,132,000)	$16,000	$—	$(5,564,000)

Depreciation and amortization	$1,170,000	$360,000	$154,000	$38,000	$—	$—	$1,722,000

Capital expenditures	$48,000	$25,000	$5,000	$60,000	$—	$—	$138,000

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six month periods ended June 30, 2018 and 2017. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and six months of 2018 and 2017, there was no dilutive impact from stock options or unvested shares. Options totaling 1,150,107 and 1,178,607 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 309,819 shares would not have been included for the three and six months ended June 30, 2018 because of unmet performance conditions. Options totaling 888,042 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2017 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 187,958 shares would not have been included for the three and six months ended June 30, 2017 because of unmet performance conditions.

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

As discussed in Note 6, we tested our goodwill for impairment as of April 1, 2017. As part of this impairment testing, the Company determined the fair value of the net assets of the JDL Technologies reporting unit, based primarily on discounted cash flows and forecasted future operating results, which represent Level 3 inputs. As a result of our analysis, the Company recorded a non-cash impairment charge of $1,463,000 to fully impair goodwill.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, are summarized below:

	June 30, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$5,722,000	$—	$—	$5,722,000
Subtotal	5,722,000	—	—	5,722,000

Short-term investments:
Commercial Paper	—	4,596,000	—	4,596,000
Corporate Notes/Bonds	—	1,510,000	—	1,510,000
Subtotal	—	6,106,000	—	6,106,000

Total	$5,722,000	$6,106,000	$—	$11,828,000

	December 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000
Subtotal	6,193,000	—	—	6,193,000

Short-term investments:
Commercial Paper	—	997,000	—	997,000
Corporate Notes/Bonds	—	4,544,000	—	4,544,000
Subtotal	—	5,541,000	—	5,541,000

Total	$6,193,000	$5,541,000	$—	$11,734,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2018.

NOTE 14 – RESTRUCTURING

During the six months ended June 30, 2017, the Company recorded $1,530,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. The facility was completely closed during 2017. The Company had no restructuring expenses for the six month period ended June 30, 2018.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 using the modified retrospective transition approach. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topics 230), Classification of Certain Cash Receipts and Cash Payments. This guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted this standard as of January 1, 2018 with no material impact to the Consolidated Statement of Cash Flows.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending March 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 with no material impact to the consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to a number of closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyers ability to obtain regulatory approval for its intended of the property. If the sale proceeds, the Company currently expects the transaction to close within the second or third quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells products that enable telecommunications carriers to connect legacy networks to high-speed services.

Second Quarter 2018 Summary

●	Consolidated sales were $15.0 million in Q2 2018 compared to $22.1 million in Q2 2017.

●	The Company incurred an operating loss of $2.7 million in Q2 2018 compared to an operating loss of $4.1 million in Q2 2017.

●	Net loss was $2.6 million, or ($0.29) per diluted share, compared to a net loss of $4.1 million, or ($0.46) per diluted share, in Q2 2017.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably;

●	The ability of the Special Committee of the Board of Directors to develop strategic options for the Company and the Company’ ability to implement these strategies;

●	The impact of changing government expenditures in our markets; and

●	The fact that the sale of the Company’s Minnetonka headquarters is subject to contingencies, some of which are beyond the Company’s control.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and these providers’ continued investment and deployment into building out their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pricing pressure that adversely impact our margins;

●	Suttle’s ability to develop and sell new product solutions for residential “Securely Wired” applications to offset declining sales and lower or fluctuating gross margins in its legacy products;

●	Suttle’s ability to utilize its production capacity profitably; and

●	Suttle’s reliance on contract manufacturers and OEMs to supply components and products in a timely manner.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer in light of continuing delays in the government funding of this customer and JDL’ ability to expand to other educational prospects;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability; and

●	Net2Edge’ ability to sustain meaningful product differentiation and achieve substantial gross margins.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2018 Compared to

Three Months Ended June 30, 2017

Consolidated sales declined 32% in the second quarter of 2018 to $15,038,000 compared to $22,068,000 in the same period of 2017. Consolidated operating loss in the second quarter of 2018 was $2,722,000 compared to an operating loss of $4,067,000 in the second quarter of 2017. The Company incurred $1,142,000 in restructuring expense in the second quarter of 2017 related to the closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in the second quarter of 2018 was $2,642,000 or $ (0.29) per share compared to net loss of $4,091,000 or $ (0.46) per share in the second quarter of 2017.

Suttle Results

Suttle sales decreased 32% in the second quarter of 2018 to $5,873,000 compared to $8,580,000 in the same period of 2017 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the second quarter of 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$4,500,000	$7,540,000
International	766,000	247,000
Distributors	607,000	793,000
	$5,873,000	$8,580,000

Suttle’s sales by product groups in second quarter of 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$5,169,000	$7,823,000
DSL and other products	704,000	757,000
	$5,873,000	$8,580,000

Sales to the major communication service providers decreased 40% in the second quarter of 2018 due to reduced spend from Tier 1 telecommunications providers and volume declines in legacy products. Sales to major communication service providers accounted for 77% of Suttle’s sales in the second quarter of 2018 compared to 88% of sales in 2017. Sales to distributors decreased 23% in the second quarter of 2018 due to the continued decline in DSL product sales and the impact from the discontinuation of certain legacy products, and accounted for 10% and 9% of sales in the second quarters of 2018 and 2017, respectively. International sales increased 210% in the second quarter of 2018 due to an increase in legacy product sales in Latin America, and accounted for 13% of Suttle’s second quarter 2018 sales.

Sales of structured cabling and connecting system products decreased 34% in the second quarter of 2018 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross margin decreased 44% in the second quarter of 2018 to $459,000 compared to $813,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 7.8% from 9.5% in the same period of 2017 due to low volume and unabsorbed fixed costs of the manufacturing facility. Selling, general and administrative expenses decreased 7% to $2,154,000, or 36.7% of sales, in the second quarter of 2018 compared to $2,325,000, or 27.1% of sales, in the same period in 2017 due to lower administrative costs associated with the closure of the Costa Rica facility in 2017. Suttle incurred $58,000 and $120,000 in research and development expenses in the respective 2018 and 2017 second quarters. Suttle incurred $1,142,000 in restructuring expense in the second quarter of 2017 related to the closure of its Costa Rica facility in 2017, but no expense in the second quarter of 2018.

Suttle incurred an operating loss of $1,695,000 in the second quarter of 2018 compared to an operating loss of $2,654,000 in 2017.

Transition Networks Results

Transition Networks sales decreased 18% to $7,834,000 in the second quarter of 2018 compared to $9,500,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2018	2017
North America	$6,450,000	$8,085,000
Rest of World	864,000	1,005,000
Europe, Middle East, Africa (“EMEA”)	520,000	410,000
	$7,834,000	$9,500,000

The following table summarizes Transition Networks’ 2018 and 2017 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$4,492,000	$5,570,000
Ethernet switches and adapters	1,827,000	1,809,000
Other products	1,515,000	2,121,000
	$7,834,000	$9,500,000

Sales in North America decreased $1,635,000, or 20%, primarily due to slower activity with a major service provider customer, slower federal spending, and project timing. International sales decreased $31,000, or 2%, primarily due to softness in parts of Asia and Latin America. Media converter sales decreased 19% or $1,078,000 due primarily to slower activity at a large service provider customer. Sales of Ethernet switches and adapters increased 1% or $18,000. All other product sales decreased 29% or $606,000 due to slower activity at a large service provider customer and project timing.

Gross margin on second quarter sales decreased to $3,507,000 in 2018 as compared to $4,294,000 in 2017. Gross margin as a percentage of sales decreased slightly to 44.8% in the second quarter of 2018 from 45.2% in 2017. Selling, general and administrative expenses decreased 11% to $3,488,000, or 44.5% of sales, in the second quarter of 2018 compared to $3,933,000, or 41.4% of sales, in 2017 due to lower selling and employee-related incentive expenses, and continued emphasis on expense management.

Transition Networks had operating income of $19,000 in the second quarter of 2018 compared to operating income of $361,000 in 2017.

JDL Technologies Results

JDL Technologies sales decreased 77% to $913,000 in the second quarter of 2018 compared to $4,026,000 in 2017.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2018	2017
Education	$280,000	$3,151,000
Healthcare and commercial clients	633,000	875,000
	$913,000	$4,026,000

Revenues from the education sector decreased $2,871,000 or 91% in the second quarter of 2018 as compared to the 2017 second quarter due to a delay in the approval of federal funding for the 2017-2018 funding cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $242,000, or 28% due to the expiration of two large customer contracts late in 2017.

Gross margin decreased 93% to $72,000 in the second quarter of 2018 compared to $961,000 in the same period in 2017. Gross margin as a percentage of sales decreased to 7.9% in the second quarter of 2018 compared to 23.9% in 2017 due to certain fixed costs on lower revenue due to the delay in education projects. Selling, general and administrative expenses decreased 14% in the second quarter of 2018 to $478,000, or 52.4% of sales, compared to $557,000, or 13.8% of sales, in 2017 due to expense reduction measures taken in light of the expected delay in revenue from the education sector.

JDL Technologies reported an operating loss of $406,000 in the second quarter of 2018 compared to an operating loss of $1,059,000 in the same period of 2017, which included a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales increased 278% to $681,000 in the second quarter of 2018 compared to $180,000 in 2017 primarily due to revenue from established CSI accounts with new higher featured products. Gross margin decreased 29% to $180,000 in the second quarter of 2018 compared to $140,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 26.4% in 2018 from 77.8% in 2017 due to product mix and additional costs to expedite product. Selling, general and administrative expenses increased 17% in 2018 to $820,000 compared to $701,000 in 2017 due to increased spending on engineering and research and development on new products. Net2Edge reported an operating loss of $640,000 in the second quarter of 2018 compared to an operating loss of $715,000 in the same period of 2017.

Income Taxes

The Company’s loss before income taxes decreased to $2,653,000 in the second quarter of 2018 compared to $4,118,000 in 2017. The Company’s effective income tax rate was 0.4% in the second quarter of 2018 and 0.7% in 2017.

Six Months Ended June 30, 2018 Compared to

Six Months Ended June 30, 2017

Consolidated sales declined 26% in the first half of 2018 to $31,812,000 compared to $42,868,000 in the same period of 2017. Consolidated operating loss in the first half of 2018 was $4,696,000 compared to an operating loss of $5,526,000 in the first half of 2017. The Company incurred $1,530,000 in restructuring expense in the first half of 2017 related to the closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in the first half of 2018 was $4,501,000 or $ (0.50) per share compared to net loss of $5,606,000 or $ (0.63) per share in the first half of 2017.

Suttle Results

Suttle sales decreased 26% in the first half of 2018 to $12,846,000 compared to $17,352,000 in the same period of 2017 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first six months of 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$10,447,000	$15,555,000
International	1,346,000	372,000
Distributors	1,053,000	1,425,000
	$12,846,000	$17,352,000

Suttle’s sales by product groups in first six months of 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$11,742,000	$15,568,000
DSL and other products	1,104,000	1,784,000
	$12,846,000	$17,352,000

Sales to the major communication service providers decreased 33% in the first half of 2018 due to reduced spend from Tier 1 telecommunications providers and volume declines in legacy products. Sales to major communication service providers accounted for 81% of Suttle’s sales in the first half of 2018 compared to 90% of sales in 2017. Sales to distributors decreased 26% in the first half of 2018 due to the continued decline in DSL product sales and the impact from the discontinuation of certain legacy products, and accounted for 8% of sales in both the first half of 2018 and 2017, respectively. International sales increased 262% in the first half of 2018 due to an increase in legacy DSL product sales in Latin America, and accounted for 10% of Suttle’s first half 2018 sales.

Sales of structured cabling and connecting system products decreased 25% in the first half of 2018 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross margin decreased 2% in the first half of 2018 to $1,834,000 compared to $1,872,000 in the same period of 2017. Gross margin as a percentage of sales increased to 14.3% from 10.8% in the same period of 2017 due to establishing a new pricing strategy for distributors and the discontinuation of certain lower margin legacy products. Selling, general and administrative expenses decreased 3% to $4,410,000, or 34.3% of sales, in the first half of 2018 compared to $4,536,000, or 26.1% of sales, in the same period in 2017 due to lower administrative costs associated with the closure of the Costa Rica facility in 2017. Suttle incurred $112,000 and $384,000 in research and development expenses in the respective 2018 and 2017 first six months. Suttle incurred $1,530,000 in restructuring expense in the first half of 2017 related to the closure of its Costa Rica facility in 2017, but no expense in the first half of 2018.

Suttle incurred an operating loss of $2,576,000 in the first half of 2018 compared to an operating loss of $4,194,000 in 2017.

Transition Networks Results

Transition Networks sales decreased 8% to $16,988,000 in the first half of 2018 compared to $18,504,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First six month sales by region are presented in the following table:

	Transition Networks Sales by Region
	2018	2017
North America	$14,092,000	$15,156,000
Rest of World	1,840,000	2,450,000
Europe, Middle East, Africa (“EMEA”)	1,056,000	898,000
	$16,988,000	$18,504,000

The following table summarizes Transition Networks’ 2018 and 2017 first six month sales by its major product groups:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$9,677,000	$11,054,000
Ethernet switches and adapters	4,086,000	3,488,000
Other products	3,225,000	3,962,000
	$16,988,000	$18,504,000

Sales in North America decreased $1,064,000, or 7%, in the first half of 2018 compared to 2017, primarily due to slower sales year over year at a major service provider customer. International sales decreased $452,000, or 14%, primarily due to certain customers in our Rest of World segment now being serviced by our Net2Edge business unit, partially offset by improved conditions in our EMEA region. Media converter sales decreased 12% or $1,377,000 due primarily to softness North America and project timing. Sales of Ethernet switches and adapters increased 17% or $598,000 due to the success of new product introductions. All other product sales decreased 19% or $737,000 due in part to project timing.

Gross margin on first half sales decreased to $7,434,000 in 2018 as compared to $8,179,000 in 2017. Gross margin as a percentage of sales decreased slightly to 43.8% in the first half of 2018 from 44.2% in 2017. Selling, general and administrative expenses decreased 6% to $7,203,000, or 42.4% of sales, in the first half of 2018 compared to $7,672,000, or 41.5% of sales, in 2017 due to lower selling and employee-related incentive expenses, lower depreciation and continued emphasis on expense management.

Transition Networks had operating income of $231,000 in the first half of 2018 compared to income of $507,000 in 2017.

JDL Technologies Results

JDL Technologies sales decreased 76% to $1,622,000 in the first half of 2018 compared to $6,891,000 in 2017.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2018	2017
Education	$388,000	$5,215,000
Healthcare and commercial clients	1,234,000	1,676,000
	$1,622,000	$6,891,000

Revenues from the education sector decreased $4,827,000 or 93% in the first half of 2018 as compared to the same period in 2017 due to a delay in the approval of federal funding for the 2017-2018 funding cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $442,000, or 26% due to the expiration of two large customer contracts late in 2017.

Gross margin decreased 97% to $54,000 in the first half of 2018 compared to $1,922,000 in the same period in 2017. Gross margin as a percentage of sales decreased to 3.3% in the first half of 2018 compared to 27.9% in 2017 due to certain fixed costs on lower revenue due to the delay in education projects. Selling, general and administrative expenses decreased 15% in the first half of 2018 to $964,000, or 59.4% of sales, compared to $1,133,000, or 16.4% of sales, in 2017 due to expense reduction measures taken in light of the expected delay in revenue from the education sector.

JDL Technologies reported an operating loss of $910,000 in the first half of 2018 compared to a loss of $674,000 in the same period of 2017, which included a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales increased 58% to $846,000 in the first half of 2018 compared to $537,000 in 2017 primarily due to revenue from established CSI accounts with new higher featured products. Gross margin decreased 29% to $283,000 in the first half of 2018 compared to $397,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 33.5% in 2018 from 73.9% in 2017 due to costs incurred to expedite product. Selling, general and administrative expenses increased 22% in 2018 to $1,724,000 compared to $1,408,000 in 2017 due to increased spending on engineering and research and development on new products. Net2Edge reported an operating loss of $1,441,000 in the first half of 2018 compared to an operating loss of $1,165,000 in the same period of 2017.

Income Taxes

The Company’s loss before income taxes decreased to $4,505,000 in the first half of 2018 compared to $5,564,000 in 2017. The Company’s effective income tax rate was 0.1% in the first half of 2018 and (0.8%) in 2017. This effective tax rate for 2018 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2018, the Company had approximately $14,172,000 in cash, cash equivalents and investments. Of this amount, $5,722,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are insured through the FDIC. The Company also had $6,106,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2018.

The Company had working capital of $32,402,000 at June 30, 2018, consisting of current assets of approximately $42,917,000 and current liabilities of $10,515,000 compared to working capital of $36,506,000 at December 31, 2017 consisting of current assets of $45,466,000 and current liabilities of $8,960,000.

Cash flow used in operating activities was approximately $2,481,000 in the first half of 2018 and $5,069,000 provided in the same period of 2017. Significant working capital changes from December 31, 2017 to June 30, 2018 included an increase in inventory of $1,605,000.

Net cash used in investing activities was $1,140,000 in the first half of 2018 compared to $4,293,000 provided in 2017, due to proceeds from the sale of investments.

Net cash used in financing activities was $737,000 in the first half of 2018 compared to $692,000 used in financing activities in 2017. Cash dividends paid on common stock increased to $761,000 in 2018 ($0.08 per common share) from $738,000 in 2017 ($0.08 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $53,000 in 2018 and $29,000 in 2017. The Company did not repurchase any shares in 2018 or 2017 under the Board-authorized program. At June 30, 2018, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $28,000 and $7,000 in 2018 and 2017, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.1% at June 30, 2018). The Company had no outstanding borrowings against the line of credit at June 30, 2018. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2017 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 using the modified retrospective method. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract. There were no other significant changes to our critical accounting policies during the six months ended June 30, 2018.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2018 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at June 30, 2018.

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

(b) Changes in Internal Controls

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the adoption of the new revenue standard had an immaterial impact on our ongoing net income, we implemented changes to our processes related to revenue recognition and the control activities within these processes. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we concluded that our internal control over financial reporting was not effective for the item noted below.

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

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to a number of closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyers ability to obtain regulatory approval for its intended of the property. The Company believes that it will be able to find adequate space for its operations within the same area of the Twin Cities. If the sale proceeds, the Company currently expects the transaction to close within the second or third quarter of 2019.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated August 2, 2018 announcing 2018 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 3, 2018		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: August 3, 2018		Chief Financial Officer