Form 10-Q
period 2018-09-30
COMMUNICATIONS SYSTEMS INC
filed 2018-11-09
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Name of Exchange

Class	On Which Registered	Outstanding at November 1, 2018
Common Stock, par value	NASDAQ	9,158,485
$.05 per share

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30	December 31
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$8,632,794	$12,453,663
Investments	2,618,322	5,540,744
Trade accounts receivable, less allowance for doubtful accounts of $99,000 and $106,000, respectively	11,448,146	12,183,217
Inventories	16,130,318	13,984,428
Prepaid income taxes	464,459	493,834
Other current assets	1,363,851	810,532
TOTAL CURRENT ASSETS	40,657,890	45,466,418

PROPERTY, PLANT AND EQUIPMENT, net	11,552,470	12,624,730
OTHER ASSETS:
Deferred income taxes	38,136	38,136
Other assets, net	7,784	16,977
TOTAL OTHER ASSETS	45,920	55,113
TOTAL ASSETS	$52,256,280	$58,146,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,590,288	$4,554,683
Accrued compensation and benefits	2,706,719	2,422,083
Other accrued liabilities	3,016,375	1,586,473
Dividends payable	368,783	397,151
TOTAL CURRENT LIABILITIES	9,682,165	8,960,390
LONG TERM LIABILITIES:
Long-term compensation plans	—	11,079
Uncertain tax positions	—	4,065
TOTAL LONG-TERM LIABILITIES	—	15,144
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,149,877 and 8,973,708 shares issued and outstanding, respectively	457,494	448,685
Additional paid-in capital	42,622,449	42,006,750
Retained earnings	193,408	7,328,671
Accumulated other comprehensive loss	(699,236)	(613,379)
TOTAL STOCKHOLDERS’ EQUITY	42,574,115	49,170,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,256,280	$58,146,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Sales	$15,291,993	$20,412,439	$47,103,837	$63,280,980
Cost of sales	10,051,419	17,108,532	32,699,559	48,001,368
Gross profit	5,240,574	3,303,907	14,404,278	15,279,612
Operating expenses:
Selling, general and administrative expenses	6,842,348	7,161,323	20,702,476	21,516,625
Impairment loss	—	—	—	1,617,389
Restructuring expense	—	796,231	—	2,325,861
Total operating expenses	6,842,348	7,957,554	20,702,476	25,459,875
Operating loss	(1,601,774)	(4,653,647)	(6,298,198)	(10,180,263)
Other income (expenses):
Investment and other income	70,638	38,869	263,890	78,888
(Loss) Gain on sale of assets	(6,147)	26,222	10,904	(32,024)
Interest and other expense	(9,586)	(42,799)	(28,774)	(61,839)
Other income (expense), net	54,905	22,292	246,020	(14,975)
Loss from operations before income taxes	(1,546,869)	(4,631,355)	(6,052,178)	(10,195,238)
Income tax benefit	(2,137)	(109,340)	(6,092)	(67,014)
Net loss	(1,544,732)	(4,522,015)	(6,046,086)	(10,128,224)
Other comprehensive income (loss), net of tax:
Unrealized loss (gain) on available-for-sale securities	2,403	(240)	405	(3,187)
Foreign currency translation adjustment	(15,357)	31,508	(86,262)	63,724
Total other comprehensive (loss) income	(12,954)	31,268	(85,857)	60,537
Comprehensive loss	$(1,557,686)	$(4,490,747)	$(6,131,943)	$(10,067,687)

Basic net loss per share:	$(0.17)	$(0.50)	$(0.66)	$(1.13)
Diluted net loss per share:	$(0.17)	$(0.50)	$(0.66)	$(1.13)
Weighted Average Basic Shares Outstanding	9,146,184	8,960,606	9,093,609	8,934,235
Weighted Average Dilutive Shares Outstanding	9,146,184	8,960,606	9,093,609	8,934,235
Dividends declared per share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(6,046,086)	—	(6,046,086)
Issuance of common stock under Employee Stock Purchase Plan	21,053	1,053	76,964	—	—	78,017
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	43,501	2,175	—	—	—	2,175
Share based compensation	—	—	156,214	—	—	156,214
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends ($0.12 per share)	—	—	—	(1,098,502)	—	(1,098,502)
Other comprehensive loss	—	—	—	—	(85,857)	(85,857)
BALANCE AT SEPTEMBER 30, 2018	9,149,877	$457,494	$42,622,449	$193,408	$(699,236)	$42,574,115

For the Three Months Ended September 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2018	9,142,649	$457,132	$42,548,812	$2,104,414	$(686,282)	$44,424,076
Net loss	—	—	—	(1,544,732)	—	(1,544,732)
Issuance of common stock under Employee Stock Purchase Plan	7,228	362	27,206	—	—	27,568
Share based compensation	—	—	46,431	—	—	46,431
Shareholder dividends ($0.04 per share)	—	—	—	(366,274)	—	(366,274)
Other comprehensive loss	—	—	—	—	(12,954)	(12,954)
BALANCE AT SEPTEMBER 30, 2018	9,149,877	$457,494	$42,622,449	$193,408	$(699,236)	$42,574,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,046,086)	$(10,128,224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,695,451	2,489,661
Share based compensation	156,214	327,261
Deferred taxes	—	(52,998)
Impairment loss	—	1,617,389
(Gain) loss on sale of assets	(10,904)	537,470
Changes in assets and liabilities:
Trade accounts receivable	704,698	765,055
Inventories	(2,181,679)	7,232,732
Prepaid income taxes	29,375	789,209
Other assets, net	(559,003)	358,160
Accounts payable	(893,578)	(1,648,259)
Accrued compensation and benefits	702,267	701,546
Other accrued liabilities	1,441,020	(157,422)
Income taxes payable	(4,065)	(103,215)
Net cash (used in) provided by operating activities	(4,966,290)	2,728,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(699,818)	(389,616)
Purchases of investments	(6,580,917)	—
Proceeds from the sale of property, plant and equipment	33,763	220,366
Proceeds from the sale of investments	9,503,744	5,076,978
Net cash provided by investing activities	2,256,772	4,907,728
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,126,870)	(1,096,726)
Proceeds from issuance of common stock, net of shares withheld	51,729	74,222
Net cash used in financing activities	(1,075,141)	(1,022,504)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(36,210)	9,622
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,820,869)	6,623,211
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,453,663	10,443,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,632,794	$17,066,485
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(31,402)	$(646,660)
Interest paid	18,969	29,297
Dividends declared not paid	368,783	398,210
Capital expenditures in accounts payable	33,934	75,525

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2018 and the related condensed consolidated statements of loss and comprehensive loss, and the condensed consolidated statements of cash flows for the periods ended September 30, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended September 30, 2018 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2017	$(625,000)	$12,000	$(613,000)
Net current period change	(87,000)	1,000	(86,000)
September 30, 2018	$(712,000)	$13,000	$(699,000)

NOTE 2 – REVENUE RECOGNITION

The Company adopted ASC 606, “Revenue from Contracts with Customers,” on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (ASC 605), which is also referred to herein as “legacy GAAP” or the “previous guidance”. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services.

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

The Company has determined that the performance obligation for its Suttle and Transition Networks divisions occurs upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

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

Net2Edge Limited

The Company’s Net2Edge division manufactures and markets Ethernet based network access devices. The Company principally sells its products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division is recognized at a point in time, upon the delivery of its connectivity infrastructure and data transmission products.

Significant Judgments

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

Costs to Obtain or Fulfill a Contract

In addition to the new revenue recognition guidance, “Other Assets and Deferred Costs” (ASC 340-40), was added to provide guidance on the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of such costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. There were no material costs to obtain a contract in the nine months ended September 30, 2018.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of loss and comprehensive loss and cash flows, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of September 30, 2018

	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Trade accounts receivable	$11,448,000	$10,264,000	$1,184,000
Inventories	16,130,000	16,735,000	(605,000)
Other current assets	1,364,000	759,000	605,000
Other accrued liabilities	3,016,000	1,832,000	1,184,000

	Three Months Ended September 30, 2018

	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$15,292,000	$15,473,000	$(181,000)
Gross Profit	5,241,000	5,422,000	(181,000)
Selling, general and administrative expenses	6,842,000	7,023,000	(181,000)
Operating Loss	(1,602,000)	(1,602,000)	—

	Nine Months Ended September 30, 2018

	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$47,104,000	$47,576,000	$(472,000)
Gross Profit	14,404,000	14,876,000	(472,000)
Selling, general and administrative expenses	20,702,000	21,174,000	(472,000)
Operating Loss	(6,298,000)	(6,298,000)	—

Transaction Price Allocated to Future Performance Obligations

To determine the allocation of the transaction price and amounts allocated to the performance obligations, the Company first determined the standalone selling price for each distinct performance obligation in the contract in order to determine the allocations of the transaction price in proportion to the standalone selling price for each performance obligation in the contract in accordance with ASC 606-10-32-31 and 32-33. Judgment is required to determine standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the actual prices charged to customers and has an established range of amounts that fall within stand-alone selling price for its distinct performance obligations. The Company will evaluate this range quarterly.

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

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues, which is different for each segment.

For Suttle, we analyze revenues by product and customer group, which is as follows for the three and nine months ended September 30, 2018 and 2017:

	Suttle Sales by Product Group
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Structured cabling and connecting system products	$4,748,000	$7,230,000	$16,490,000	$22,798,000
DSL and other products	261,000	306,000	1,365,000	2,090,000
	$5,009,000	$7,536,000	$17,855,000	$24,888,000

	Suttle Sales by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Communication service providers	$4,258,000	$6,912,000	$14,705,000	$22,468,000
International	350,000	173,000	1,696,000	545,000
Distributors	401,000	451,000	1,454,000	1,875,000
	$5,009,000	$7,536,000	$17,855,000	$24,888,000

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three and nine months ended September 30, 2018 and 2017:

	Transition Networks Sales by Region
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
North America	$8,015,000	$7,404,000	$22,107,000	$22,560,000
Rest of World	690,000	1,301,000	2,530,000	3,751,000
Europe, Middle East, Africa (“EMEA”)	526,000	622,000	1,582,000	1,520,000
	$9,231,000	$9,327,000	$26,219,000	$27,831,000

	Transition Networks Sales by Product Group
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Media converters	$5,059,000	$4,950,000	$14,735,000	$16,004,000
Ethernet switches and adapters	2,563,000	2,263,000	6,650,000	5,750,000
Other products	1,609,000	2,114,000	4,834,000	6,077,000
	$9,231,000	$9,327,000	$26,219,000	$27,831,000

For JDL, we analyze revenue by customer group, which is as follows for the three and nine months ended September 30, 2018 and 2017:

	JDL Revenue by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Education	$185,000	$2,870,000	$574,000	$8,085,000
Healthcare and commercial clients	674,000	743,000	1,908,000	2,419,000
	$859,000	$3,613,000	$2,482,000	$10,504,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $405,000 and $182,000 for the three months ended September 30, 2018 and 2017, respectively. Revenues were $1,251,000 and $719,000 for the nine months ended September 30, 2018 and 2017, respectively.

Contract Balances

The Company does not have material costs to obtain a contract or material contract liabilities.

NOTE 3 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,763,000	$—	$—	$6,763,000	$6,763,000	$—	$—
Subtotal	6,763,000	—	—	6,763,000	6,763,000	—	—

Investments:
Commercial Paper	2,619,000	—	(1,000)	2,618,000	—	2,618,000	—
Subtotal	2,619,000	—	(1,000)	2,618,000	—	2,618,000	—

Total	$9,382,000	$—	$(1,000)	$9,381,000	$6,763,000	$2,618,000	$—

	December 31, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000	$6,193,000	$—	$—
Subtotal	6,193,000	—	—	6,193,000	6,193,000	—	—

Investments:
Commercial Paper	997,000	—	—	997,000	—	997,000	—
Corporate Notes/Bonds	4,545,000	—	(1,000)	4,544,000	—	4,544,000	—
Subtotal	5,542,000	—	(1,000)	5,541,000	—	5,541,000	—

Total	$11,735,000	$—	$(1,000)	$11,734,000	$6,193,000	$5,541,000	$—

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of September 30, 2018 were in a continuous unrealized loss position for less than twelve months and are not deemed to be other than temporarily impaired as of September 30, 2018.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2018:

	Amortized Cost	Estimated Market Value

Due within one year	$2,619,000	$2,618,000

The Company did not recognize any gross realized gains or losses during the either of the nine month periods ending September 30, 2018 or 2017. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of loss and comprehensive loss.

NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2018. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2018, after giving effect to the shares issued as of that date, 32,152 shares remain available for purchase under the ESPP.

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

At September 30, 2018, 208,555 shares have been issued under the 2011 Incentive Plan, 1,630,166 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 661,279 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of September 30, 2018, there were 36,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2017 to September 30, 2018:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2017	1,172,659	$8.63	4.55
Awarded	218,665	3.67
Exercised	—	—
Forfeited	(39,552)	11.38
Outstanding – September 30, 2018	1,351,772	7.75	4.33

Exercisable at September 30, 2018	848,805	$9.52	3.51
Expected to vest September 30, 2018	1,351,772	7.75	4.33

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2018 was $0. The intrinsic value of all options exercised during the nine months ended September 30, 2018 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the nine month periods ended September 30, 2018 and 2017.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2017 to September 30, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2017	190,524	$6.60
Granted	163,002	3.56
Vested	(29,708)	10.51
Forfeited	(9,424)	11.48
Outstanding – September 30, 2018	314,394	4.51

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2017 to September 30, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2017	13,793	$6.33
Granted	—	—
Issued	(13,793)	6.33
Forfeited	—	—
Outstanding – September 30, 2018	—	—

Compensation Expense

Share-based compensation expense recognized for the nine months ended September 30, 2018 was $156,000 before income taxes and $123,000 after income taxes. Share-based compensation expense recognized for the nine months ended September 30, 2017 was $327,000 before income taxes and $213,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $187,000 at September 30, 2018 and is expected to be recognized over a weighted-average period of 2.4 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 5 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	September 30	December 31
	2018	2017
Finished goods	$9,643,000	$8,056,000
Raw and processed materials	6,487,000	5,928,000
	$16,130,000	$13,984,000

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

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(73,000)	$—	$(17,000)	$8,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(492,000)	$(154,000)	$(164,000)	$8,000

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(66,000)	$—	$(15,000)	$17,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(485,000)	$(154,000)	$(162,000)	$17,000

Amortization expense on these identifiable intangible assets was $9,000 and $24,000 for the nine months ended September 30, 2018 and 2017, respectively. The amortization expense is included in selling, general and administrative expenses. At September 30, 2018, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2018 and all of the following four fiscal years is as follows:

Year Ending December 31:
2018	$1,000
2019	2,000
2020	2,000
2021	2,000
2022	1,000

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

The following table presents the changes in the Company’s warranty liability for the nine month periods ended September 30, 2018 and 2017, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2018	2017
Beginning balance	$603,000	$600,000
Amounts charged (credited) to expense	116,000	43,000
Actual warranty costs paid	(75,000)	(57,000)
Ending balance	$644,000	$586,000

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  The Company had no outstanding borrowings against the line of credit at September 30, 2018 and December 31, 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2018 was $8,126,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.3% at September 30, 2018). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at September 30, 2018.

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

At September 30, 2018 there was $33,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of loss and comprehensive loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2015-2017 remain open to examination by the Internal Revenue Service and the years 2014-2017 remain open to examination by various state tax departments. The tax years from 2014-2017 remain open in Costa Rica.

The Company’s effective income tax rate was 0.1% for the first nine months of 2018. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately (8.8%) for the nine months ended September 30, 2018. There were no additional uncertain tax positions identified in the first nine months of 2018. The Company’s effective income tax rate for the nine months ended September 30, 2017 was 0.7%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

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

Information concerning the Company’s continuing operations in the various segments for the three and nine month periods ended September 30, 2018 and 2017 is as follows:

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended September 30, 2018
Sales	$5,009,000	$9,231,000	$859,000	$405,000	$—	$(212,000)	$15,292,000
Cost of sales	4,093,000	4,883,000	712,000	365,000	—	(2,000)	10,051,000
Gross profit (loss)	916,000	4,348,000	147,000	40,000	—	(210,000)	5,241,000
Selling, general and administrative expenses	2,053,000	3,745,000	446,000	809,000	—	(210,000)	6,843,000
Operating (loss) income	(1,137,000)	603,000	(299,000)	(769,000)	—	—	(1,602,000)
Other income (expense)	(5,000)	(1,000)	—	19,000	42,000	—	55,000
Income (loss) before income tax	$(1,142,000)	$602,000	$(299,000)	$(750,000)	$42,000	$—	$(1,547,000)

Depreciation and amortization	$374,000	$96,000	$40,000	$13,000	$—	$—	$523,000

Capital expenditures	$48,000	$31,000	$—	$(7,000)	$14,000	$—	$86,000

Assets	$13,277,000	$17,644,000	$1,177,000	$2,421,000	$17,764,000	$(27,000)	$52,256,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended September 30, 2017
Sales	$7,536,000	$9,327,000	$3,613,000	$182,000	$—	$(245,000)	$20,413,000
Cost of sales	8,967,000	5,342,000	2,730,000	122,000	—	(52,000)	17,109,000
Gross profit	(1,431,000)	3,985,000	883,000	60,000	—	(193,000)	3,304,000
Selling, general and administrative expenses	2,239,000	3,809,000	471,000	836,000	—	(193,000)	7,162,000
Impairment loss	—	—	—	—	—	—	—
Restructuring expense	796,000	—	—	—	—	—	796,000
Operating (loss) income	(4,466,000)	176,000	412,000	(776,000)	—	—	(4,654,000)
Other income (expense)	—	17,000	—	1,000	5,000	—	23,000
Income (loss) before income tax	$(4,466,000)	$193,000	$412,000	$(775,000)	$5,000	$—	$(4,631,000)

Depreciation and amortization	$525,000	$158,000	$76,000	$9,000	$—	$—	$768,000

Capital expenditures	$52,000	$174,000	$—	$3,000	$23,000	$—	$252,000

Assets	$21,389,000	$12,593,000	$4,809,000	$1,258,000	$21,239,000	$(27,000)	$61,261,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Nine Months Ended September 30, 2018
Sales	$17,855,000	$26,219,000	$2,482,000	$1,251,000	$—	$(703,000)	$47,104,000
Cost of sales	15,105,000	14,436,000	2,281,000	929,000	—	(51,000)	32,700,000
Gross profit	2,750,000	11,783,000	201,000	322,000	—	(652,000)	14,404,000
Selling, general and administrative expenses	6,463,000	10,948,000	1,410,000	2,533,000	—	(652,000)	20,702,000
Operating (loss) income	(3,713,000)	835,000	(1,209,000)	(2,211,000)	—	—	(6,298,000)
Other income	15,000	3,000	3,000	31,000	194,000	—	246,000
Income (loss) before income tax	$(3,698,000)	$838,000	$(1,206,000)	$(2,180,000)	$194,000	$—	$(6,052,000)

Depreciation and amortization	$1,173,000	$337,000	$144,000	$41,000	$—	$—	$1,695,000

Capital expenditures	$508,000	$69,000	$—	$109,000	$14,000	$—	$700,000

		Transition	JDL			Intersegment
	Suttle	Networks	Technologies	Net2Edge	Other	Eliminations	Total
Nine Months Ended September 30, 2017
Sales	$24,888,000	$27,831,000	$10,504,000	$719,000	$—	$(661,000)	$63,281,000
Cost of sales	24,447,000	15,667,000	7,699,000	262,000	—	(74,000)	48,001,000
Gross profit	441,000	12,164,000	2,805,000	457,000	—	(587,000)	15,280,000
Selling, general and administrative expenses	6,775,000	11,481,000	1,604,000	2,244,000	—	(587,000)	21,517,000
Impairment loss	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	2,326,000	—	—	—	—	—	2,326,000
Operating (loss) income	(8,660,000)	683,000	(262,000)	(1,941,000)	—	—	(10,180,000)
Other income (expense)	(80,000)	10,000	—	34,000	21,000	—	(15,000)
Income (loss) before income tax	$(8,740,000)	$693,000	$(262,000)	$(1,907,000)	$21,000	$—	$(10,195,000)

Depreciation and amortization	$1,695,000	$518,000	$230,000	$47,000	$—	$—	$2,490,000

Capital expenditures	$100,000	$199,000	$5,000	$63,000	$23,000	$—	$390,000

NOTE 12 – NET LOSS PER SHARE

Basic net income per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and nine month periods ended September 30, 2018 and 2017. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and nine months of 2018 and 2017, there was no dilutive impact from stock options or unvested shares. Options totaling 1,144,607 and 1,351,772 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 309,819 shares would not have been included for the three and nine months ended September 30, 2018 because of unmet performance conditions. Options totaling 1,145,417 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 181,224 shares would not have been included for the three and nine months ended September 30, 2017 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, are summarized below:

	September 30, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$6,763,000	$—	$—	$6,763,000
Subtotal	6,763,000	—	—	6,763,000

Short-term investments:
Commercial Paper	—	2,618,000	—	2,618,000
Subtotal	—	2,618,000	—	2,618,000

Total	$6,763,000	$2,618,000	$—	$9,381,000

	December 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$6,193,000	$—	$—	$6,193,000
Subtotal	6,193,000	—	—	6,193,000

Short-term investments:
Commercial Paper	—	997,000	—	997,000
Corporate Notes/Bonds	—	4,544,000	—	4,544,000
Subtotal	—	5,541,000	—	5,541,000

Total	$6,193,000	$5,541,000	$—	$11,734,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2018.

NOTE 14 – RESTRUCTURING

During the nine months ended September 30, 2017, the Company recorded $2,326,000 in restructuring expense. This consisted of severance and related benefits costs due to the restructuring within the Suttle business segment, including ongoing costs related to the closure of the Costa Rica facility. The facility was completely closed during 2017. The Company had no restructuring expenses for the nine month period ended September 30, 2018.

NOTE 15 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to a number of closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyers ability to obtain regulatory approval for its intended use of the property. If the sale proceeds, the Company currently expects the transaction to close within the second or third quarter of 2019.

NOTE 16 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The new guidance replaced all current U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 using the modified retrospective transition approach. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. On January 1, 2019, agreements historically disclosed as operating leases are expected to be recognized on the balance sheet. The Company has engaged a third-party consultant to assist with our assessment of the expected impact of the new standard. The impact is not expected to be material to the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topics 230), Classification of Certain Cash Receipts and Cash Payments.” This guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted this standard as of January 1, 2018 with no material impact to the Consolidated Statement of Cash Flows.

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

NOTE 17 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells products that enable telecommunications carriers to connect legacy networks to high-speed services.

Third Quarter 2018 Summary

●	Consolidated sales were $15.3 million in Q3 2018 compared to $20.4 million in Q3 2017.

●	The Company incurred an operating loss of $1.6 million in Q3 2018 compared to an operating loss of $4.7 million in Q3 2017.

●	Net loss was $1.5 million, or ($0.17) per diluted share in Q3 2018, compared to a net loss of $4.5 million, or ($0.50) per diluted share, in Q3 2017.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably;

●	The ability of the Special Committee of the Board of Directors to develop strategic options for the Company and the Company’ ability to implement these strategies;

●	The impact of changing government expenditures in our markets; and

●	The fact that the sale of the Company’s Minnetonka headquarters is subject to contingencies, some of which are beyond the Company’s control.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and these providers’ continued investment and deployment into building and maintaining their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pricing pressure that adversely impact our margins;

●	Suttle’s ability to develop and sell new product solutions for “Suttle Home, Securely Wired” applications to offset declining sales and lower or fluctuating gross margins in its legacy products;

●	Suttle’s ability to utilize its production capacity profitably; and

●	Suttle’s reliance on contract manufacturers and OEMs to supply components and products in a timely manner.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer in light of continuing delays in the government funding of this customer and JDL’ ability to expand to other educational prospects;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability; and

●	Net2Edge’s ability to sustain meaningful product differentiation and achieve substantial gross margins.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended September 30, 2018 Compared to

Three Months Ended September 30, 2017

Consolidated sales declined 25% in the third quarter of 2018 to $15,292,000 compared to $20,413,000 in the same period of 2017. Consolidated operating loss in the third quarter of 2018 was $1,602,000 compared to an operating loss of $4,654,000 in the third quarter of 2017. The Company incurred $796,000 in restructuring expense in the third quarter of 2017 related to the closure of its Costa Rica facility in 2017. Net loss in the third quarter of 2018 was $1,545,000 or $ (0.17) per share compared to net loss of $4,522,000 or $ (0.50) per share in the third quarter of 2017.

Suttle Results

Suttle sales decreased 34% in the third quarter of 2018 to $5,009,000 compared to $7,536,000 in the same period of 2017 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the third quarter of 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$4,258,000	$6,912,000
International	350,000	173,000
Distributors	401,000	451,000
	$5,009,000	$7,536,000

Suttle’s sales by product groups in third quarter of 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$4,748,000	$7,230,000
DSL and other products	261,000	306,000
	$5,009,000	$7,536,000

Sales to communication service providers decreased 38% in the third quarter of 2018 due to reduced spend from Tier 1 telecommunications providers and volume declines in legacy products. Sales to communication service providers accounted for 85% of Suttle’s sales in the third quarter of 2018 compared to 92% of sales in 2017. Sales to distributors decreased 11% in the third quarter of 2018 due to the impact from the discontinuation of certain legacy products, and accounted for 8% and 6% of sales in the third quarters of 2018 and 2017, respectively. International sales increased 102% in the third quarter of 2018 due to an increase in legacy and connecting systems product sales in Latin America, and accounted for 7% of Suttle’s third quarter 2018 sales.

Sales of structured cabling and connecting system products decreased 34% in the third quarter of 2018 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross margin increased 164% in the third quarter of 2018 to $916,000 compared to $ (1,431,000) in the same period of 2017. Gross margin as a percentage of sales increased to 18.3% from -19.0% in the same period of 2017 due to the $417,000 write off of prepaid royalties under a product development agreement and excess and obsolete inventory adjustments in the prior year. The margin impact of excess and obsolete inventory adjustments was $100,000 in the third quarter of 2018 (2.0% of sales) compared to $2,637,000 (35.0% of sales) in the same period of last year. Selling, general and administrative expenses decreased 8% to $2,053,000, or 41.0% of sales, in the third quarter of 2018 compared to $2,239,000, or 29.7% of sales, in the same period in 2017 due to lower headcount and benefit related expenses, offset partially by severance expense. Suttle incurred $796,000 in restructuring expense in the third quarter of 2017 related to the closure of its Costa Rica facility in 2017, but no expense in the third quarter of 2018.

Suttle incurred an operating loss of $1,137,000 in the third quarter of 2018 compared to an operating loss of $4,466,000 in 2017.

Transition Networks Results

Transition Networks sales decreased 1% to $9,231,000 in the third quarter of 2018 compared to $9,327,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2018	2017
North America	$8,015,000	$7,404,000
Rest of World	690,000	1,301,000
Europe, Middle East, Africa (“EMEA”)	526,000	622,000
	$9,231,000	$9,327,000

The following table summarizes Transition Networks’ 2018 and 2017 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$5,059,000	$4,950,000
Ethernet switches and adapters	2,563,000	2,263,000
Other products	1,609,000	2,114,000
	$9,231,000	$9,327,000

Sales in North America increased $611,000, or 8%, primarily due to strong Federal government sales and an increase in revenue from switches and network adapters. International sales decreased $707,000, or 37%, primarily due to certain customers in our Rest of World segment now being serviced by our Net2Edge business unit and project delays in EMEA. Media converter sales increased 2% or $109,000 due primarily to favorable conditions in North America and the Federal government segment. Sales of Ethernet switches and adapters increased 13% or $300,000 due improved sales in the security and surveillance market as well as in the Federal government. All other product sales decreased 24% or $505,000 due to slower activity at a large service provider customer and project timing.

Gross margin on third quarter sales increased to $4,348,000 in 2018 as compared to $3,985,000 in 2017. Gross margin as a percentage of sales increased to 47.1% in the third quarter of 2018 from 42.7% in 2017 due to favorable product mix and $344,000 (3.7% of sales) in excess and obsolete inventory adjustments in the third quarter of 2017. Selling, general and administrative expenses decreased 2% to $3,745,000, or 40.6% of sales, in the third quarter of 2018 compared to $3,809,000, or 40.8% of sales, in 2017 due to a continued emphasis on expense management.

Transition Networks had operating income of $603,000 in the third quarter of 2018 compared to operating income of $176,000 in 2017.

JDL Technologies Results

JDL Technologies sales decreased 76% to $859,000 in the third quarter of 2018 compared to $3,613,000 in 2017.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2018	2017
Education	$185,000	$2,870,000
Healthcare and commercial clients	674,000	743,000
	$859,000	$3,613,000

Revenues from the education sector decreased $2,685,000 or 94% in the third quarter of 2018 as compared to the 2017 third quarter due to a delay in the approval of federal funding for the 2017-2018 funding cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $69,000, or 9% due to the expiration of two large customer contracts late in 2017.

Gross margin decreased 83% to $147,000 in the third quarter of 2018 compared to $883,000 in the same period in 2017. Gross margin as a percentage of sales decreased to 17.1% in the third quarter of 2018 compared to 24.4% in 2017 due to certain fixed costs on lower revenue due to the delay in education projects. Selling, general and administrative expenses decreased 5% in the third quarter of 2018 to $446,000, or 51.9% of sales, compared to $471,000, or 13.0% of sales, in 2017 due to expense reduction measures taken in light of the expected delay in revenue from the education sector.

JDL Technologies reported an operating loss of $299,000 in the third quarter of 2018 compared to operating income of $412,000 in the same period of 2017.

Net2Edge Results

Net2Edge’s sales increased 123% to $405,000 in the third quarter of 2018 compared to $182,000 in 2017 primarily due to revenue from established CSI accounts with new higher featured products. Gross margin decreased 33% to $40,000 in the third quarter of 2018 compared to $60,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 9.9% in 2018 from 33.0% in 2017 due to product mix and additional costs to expedite product. Selling, general and administrative expenses decreased 3% in 2018 to $809,000 compared to $836,000 in 2017 due to lower marketing expenses. Net2Edge reported an operating loss of $769,000 in the third quarter of 2018 compared to an operating loss of $776,000 in the same period of 2017.

Income Taxes

The Company’s loss before income taxes decreased to $1,547,000 in the third quarter of 2018 compared to $4,631,000 in 2017. The Company’s effective income tax rate was 0.1% in the third quarter of 2018 and 2.4% in 2017.

Nine Months Ended September 30, 2018 Compared to

Nine Months Ended September 30, 2017

Consolidated sales declined 26% in the first nine months of 2018 to $47,104,000 compared to $63,281,000 in the same period of 2017. Consolidated operating loss in the first nine months of 2018 was $6,298,000 compared to an operating loss of $10,180,000 in the first nine months of 2017. The Company incurred $2,326,000 in restructuring expense in the first nine months of 2017 related to the closure of its Costa Rica facility in 2017 and $1,617,000 in asset impairment losses related to goodwill at JDL and intangible assets at Net2Edge. Net loss in the first nine months of 2018 was $6,046,000 or $ (0.66) per share compared to net loss of $10,128,000 or $ (1.13) per share in the first nine months of 2017.

Suttle Results

Suttle sales decreased 28% in the first nine months of 2018 to $17,855,000 compared to $24,888,000 in the same period of 2017 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first nine months of 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$14,705,000	$22,468,000
International	1,696,000	545,000
Distributors	1,454,000	1,875,000
	$17,855,000	$24,888,000

Suttle’s sales by product groups in first nine months of 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$16,490,000	$22,798,000
DSL and other products	1,365,000	2,090,000
	$17,855,000	$24,888,000

Sales to communication service providers decreased 35% in the first nine months of 2018 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications supplier to installers. Sales to communication service providers accounted for 82% of Suttle’s sales in the first nine months of 2018 compared to 90% of sales in 2017. Sales to distributors decreased 22% in the first nine months of 2018 due to the impact from the discontinuation of certain legacy products, and accounted for 8% of sales in both the first nine months of 2018 and 2017, respectively. International sales increased 211% in the first nine months of 2018 due to an increase in legacy DSL and connecting systems product sales in Latin America, and accounted for 9% of Suttle’s first nine month 2018 sales.

Sales of structured cabling and connecting system products decreased 28% in the first nine months of 2018 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross margin increased 524% in the first nine months of 2018 to $2,750,000 compared to $441,000 in the same period of 2017. Gross margin as a percentage of sales increased to 15.4% from 1.8% in the same period of 2017 due to the $417,000 write off of prepaid royalties under a product development agreement and excess and obsolete inventory adjustments in the prior year. The margin impact of excess and obsolete inventory adjustments was $824,000 in the first nine months of 2018 (4.6% of sales) compared to $3,752,000 (15.1% of sales) in the same period of last year. Selling, general and administrative expenses decreased 5% to $6,463,000, or 36.2% of sales, in the first nine months of 2018 compared to $6,775,000, or 27.2% of sales, in the same period in 2017 due to lower headcount and administrative costs associated with the closure of the Costa Rica facility in 2017. Suttle incurred $2,326,000 in restructuring expense in the first nine months of 2017 related to the closure of its Costa Rica facility in 2017, but no expense in the first nine months of 2018.

Suttle incurred an operating loss of $3,713,000 in the first nine months of 2018 compared to an operating loss of $8,660,000 in 2017.

Transition Networks Results

Transition Networks sales decreased 6% to $26,219,000 in the first nine months of 2018 compared to $27,831,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First nine month sales by region are presented in the following table:

	Transition Networks Sales by Region
	2018	2017
North America	$22,107,000	$22,560,000
Rest of World	2,530,000	3,751,000
Europe, Middle East, Africa (“EMEA”)	1,582,000	1,520,000
	$26,219,000	$27,831,000

The following table summarizes Transition Networks’ 2018 and 2017 first nine month sales by its major product groups:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$14,735,000	$16,004,000
Ethernet switches and adapters	6,650,000	5,750,000
Other products	4,834,000	6,077,000
	$26,219,000	$27,831,000

Sales in North America decreased $453,000, or 2%, in the first nine months of 2018 compared to 2017, primarily due to lower year over year sales at a major service provider customer, partially offset by stronger Federal government sales. International sales decreased $1,159,000, or 22%, primarily due to certain customers in our Rest of World segment now being serviced by our Net2Edge business unit and softness in other Rest of World territories. Media converter sales decreased 8% or $1,269,000 due primarily to softness North America and project timing. Sales of Ethernet switches and adapters increased 16% or $900,000 due to the success of new product introductions. All other product sales decreased 20% or $1,243,000 due in part to project timing at a large service provider.

Gross margin on first nine month sales decreased to $11,783,000 in 2018 as compared to $12,164,000 in 2017, primarily as a result of lower sales. Gross margin as a percentage of sales increased slightly to 44.9% in the first nine months of 2018 from 43.7% in 2017 due to cost savings from operational improvements. Selling, general and administrative expenses decreased 5% to $10,948,000, or 41.8% of sales, in the first nine months of 2018 compared to $11,481,000, or 41.3% of sales, in 2017 due to lower employee-related incentive expenses, lower depreciation and continued emphasis on expense management.

Transition Networks had operating income of $835,000 in the first nine months of 2018 compared to income of $683,000 in 2017.

JDL Technologies Results

JDL Technologies sales decreased 76% to $2,482,000 in the first nine months of 2018 compared to $10,504,000 in 2017.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2018	2017
Education	$574,000	$8,085,000
Healthcare and commercial clients	1,908,000	2,419,000
	$2,482,000	$10,504,000

Revenues from the education sector decreased $7,511,000 or 93% in the first nine months of 2018 as compared to the same period in 2017 due to a delay in the approval of federal funding for the 2017-2018 funding cycle. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, decreased $511,000, or 21% due to the expiration of two large customer contracts late in 2017.

Gross margin decreased 93% to $201,000 in the first nine months of 2018 compared to $2,805,000 in the same period in 2017. Gross margin as a percentage of sales decreased to 8.1% in the first nine months of 2018 compared to 26.7% in 2017 due to certain fixed costs on lower revenue due to the delay in education projects. Selling, general and administrative expenses decreased 12% in the first nine months of 2018 to $1,410,000, or 56.8% of sales, compared to $1,604,000, or 15.3% of sales, in 2017 due to expense reduction measures taken in light of the expected delay in revenue from the education sector.

JDL Technologies reported an operating loss of $1,209,000 in the first nine months of 2018 compared to a loss of $262,000 in the same period of 2017, which included a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

Net2Edge Results

Net2Edge’s sales increased 74% to $1,251,000 in the first nine months of 2018 compared to $719,000 in 2017 primarily due to revenue from established CSI accounts with new higher featured products. Gross margin decreased 30% to $322,000 in the first nine months of 2018 compared to $457,000 in the same period of 2017. Gross margin as a percentage of sales decreased to 25.7% in 2018 from 63.6% in 2017 due to product mix and additional costs incurred to expedite product. Selling, general and administrative expenses increased 13% in 2018 to $2,533,000 compared to $2,244,000 in 2017 due to increased spending on engineering and research and development on new products. Net2Edge reported an operating loss of $2,211,000 in the first nine months of 2018 compared to an operating loss of $1,941,000 in the same period of 2017.

Income Taxes

The Company’s loss before income taxes decreased to $6,052,000 in the first nine months of 2018 compared to $10,195,000 in 2017. The Company’s effective income tax rate was 0.1% in the first nine months of 2018 and 0.7% in 2017. This effective tax rate for 2018 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2018, the Company had approximately $11,251,000 in cash, cash equivalents and investments. Of this amount, $6,763,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash and certificates of deposit that are insured through the FDIC. The Company also had $2,618,000 in investments consisting of commercial paper and are classified as available-for-sale at September 30, 2018.

The Company had working capital of $30,976,000 at September 30, 2018, consisting of current assets of approximately $40,658,000 and current liabilities of $9,682,000 compared to working capital of $36,506,000 at December 31, 2017 consisting of current assets of $45,466,000 and current liabilities of $8,960,000.

Cash flow used in operating activities was approximately $4,966,000 in the first nine months of 2018 and $2,728,000 provided in the same period of 2017. Significant working capital changes from December 31, 2017 to September 30, 2018 included an increase in inventory of $2,182,000.

Net cash provided by investing activities was $2,257,000 in the first nine months of 2018 compared to $4,908,000 provided in 2017, due to proceeds from the sale of investments.

Net cash used in financing activities was $1,075,000 in the first nine months of 2018 compared to $1,023,000 used in financing activities in 2017. Cash dividends paid on common stock increased to $1,127,000 in 2018 ($0.12 per common share) from $1,097,000 in 2017 ($0.12 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $80,000 in 2018 and $82,000 in 2017. The Company did not repurchase any shares in 2018 or 2017 under the Board-authorized program. At September 30, 2018, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $28,000 and $8,000 in 2018 and 2017, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.3% at September 30, 2018). The Company had no outstanding borrowings against the line of credit at September 30, 2018. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2017 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 and its related amendments effective January 1, 2018 using the modified retrospective method. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2018.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2018 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at September 30, 2018.

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

Long-lived Asset Impairment Testing. Based on management’s testing and evaluation, we determined that we did not design and maintain effective internal control over the step one goodwill impairment testing that we performed in accordance with ASC 350, Intangibles – Goodwill and Other and ASC 360, Property, Plant, and Equipment, as of April 30, 2017 and December 31, 2017, respectively. Specifically, the Company’s review control did not operate at a sufficient level of precision to identify the improper assumptions used in our impairment analyses. We concluded that this lack of review in sufficient detail of the analyses was a material weakness in our internal controls. We wrote off the JDL reporting unit goodwill in the second quarter of 2017 and have no remaining recorded goodwill. If we record goodwill in the future, however, we will need to implement and maintain internal controls to ensure we complete our goodwill impairment analysis in a timely manner and with adequate detail.

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

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated November 7, 2018 announcing 2018 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 9, 2018		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: November 9, 2018		Chief Financial Officer