Form 10-K
period 2018-12-31
COMMUNICATIONS SYSTEMS INC
filed 2019-03-08
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.

See the definitions of “ large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐
Smaller Reporting Company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $27,188,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2018.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

As of March 1, 2019 there were outstanding 9,171,913 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	Portions of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2019 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.) and the United Kingdom (U.K.). CSI is principally engaged through its Transition Networks, Inc. (“Transition Networks” or “Transition”) subsidiary and business unit in the manufacture and sale of core media conversion products, Ethernet switches, and other connectivity and data transmission products, and through its Suttle, Inc. (“Suttle”) subsidiary and business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications. Through its JDL Technologies, Inc. (“JDL Technologies” or “JDL”) business unit, CSI provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment. Through its Net2Edge Limited (“Net2Edge”) U.K.-based business unit, the Company develops, manufactures and sells products that enable telecommunications carriers to connect legacy networks to high-speed services.

The Company maintains a website at www.commsystems.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities and Exchange Commission website.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company classifies its businesses into the following four segments:

●	Transition Networks designs and markets media conversion products, Ethernet switches, and other connectivity and data transmission products;

●	Suttle manufactures connectivity infrastructure products for broadband and voice communications;

●	JDL Technologies is an IT managed services provider and value-added reseller; and

●	Net2Edge develops, manufactures and sells products to transmit packetized voice and data across networks and between copper-wired and fiber optic equipment.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

(1) Information Regarding Business Segments

(i) Transition Networks, Inc.

Transition Networks, Inc., based in Minnetonka, Minnesota, designs, assembles and markets media converters, NIDs, network interface cards (NICs), Ethernet switches, Small Form Factor Pluggable modules (SFP), and other connectivity products under the Transition Networks brand name. Transition sells its products through distributors, resellers, integrators, and original equipment manufacturers (“OEMs”). These media converters, NIDs, and Ethernet Switch products allow network operators to transmit voice and data across networks and between copper-wired and fiber-optic equipment. Sales by Transition Networks were $36,470,000 in 2018 compared to $38,541,000 in 2017. International sales accounted for 15% of Transition’s sales, or $5,411,000 in 2018, compared to $7,280,000, or 19% of Transition’s sales in 2017.

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

Transition Networks products support a wide variety of protocols, including: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, T3/E3, DS1/DS3, RS232, RS485, OC3, OC12, among others. Transition Networks develops product hardware and software internally, and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Transition Networks provides its customers with a variety of software management options including Network Management System (NMS) software for providing superior provisioning and monitoring of its Ethernet switches and other managed devices. Transition has been developing and marketing Ethernet-based networking products for over 30 years. Transition Networks continues to develop products that address the enterprise, service provider, industrial, government, and security markets. Increasingly, Transition Networks Power-over-Ethernet products are used in smart building environments, intelligent transportation applications, and in security and surveillance networks.

Manufacturing and Sources of Supply

Transition Networks uses contract manufacturers to manufacture its products in different geographical locations, in addition to OEM partners through which the Company sources product and markets under its own name. In 2018, 65% of the total value of Transition Networks’ products was manufactured in or sourced from Asia, 27% was manufactured in the US, and the remaining 8% was produced in Mexico. Offshore sources of supply are subject to certain risks, including political risk.

Markets and Marketing

Transition Networks’ products are used in a broad array of markets including federal government, enterprise, service provider, industrial, security and surveillance markets. Transition Networks has a broad customer base that uses its products in a variety of applications.

The line of Ethernet switches (both POE and non-POE) is used in last-mile access, backhaul, wiring closets and at end-user stations. These are sold into security networks, intelligent transportation applications, smart buildings, corporate enterprise networks and other Internet of Things applications domestically and abroad. The media conversion product line is used in several applications. The ION and Point System™ chassis-based modular systems are used primarily in telecommunications closets for high-density applications or when multiple protocols need to be supported. Stand-alone media converters are used typically at customer premises or for lower density applications. The Carrier Ethernet NID line of products addresses the high quality access requirements for both business services and wireless backhaul data communications and telecommunications applications.

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

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed when incurred and were $2,664,000 in 2018 compared to $2,454,000 in 2017.

Transition Networks’ conducts its research and development operations in the United States, at its Minnetonka, Minnesota headquarters location. While this U.S. location has primary engineering and product development responsibility, Transition Networks occasionally uses third party design services and Original Design Manufacturers (“ODM”) to support specific product design requirements.

Competition

Transition Networks faces strong competition across its entire product line. A large number of competitors exist for high volume products in the Fast Ethernet and Gigabit Ethernet families, as well as the NIDs. Low-cost competitors from China and Taiwan are strongest in (i) Asian, (ii) European, Middle Eastern, and African (“EMEA”) and (iii) South American markets. Transition Networks also faces new competitors as it enters new markets for industrial products, security market, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Transition Networks products were approximately $1,470,000 at March 1, 2019 and $2,607,000 at March 1, 2018. Transition Networks orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(ii) Suttle, Inc.

Suttle, based in Minnetonka, Minnesota, manufactures and markets a broad range of products that support broadband and telephone service under the Suttle brand name in the United States and internationally. Products are deployed in the last mile of the carrier network as well as inside the premise/enterprise to meet the unique needs of hybrid/fiber/copper networks. The Company’s customer-oriented approach provides right-sized solutions that leverage existing infrastructure and protect investments as markets and technologies grow and change. With over 100 years of knowledge and experience, Suttle is a reliable partner, delivering innovative, flexible, easy-to-use solutions, lower cost of ownership, and solid customer support. The Company manufactures 71% of its products at its plant in Hector, Minnesota. The other 29% are purchased from offshore contract manufacturers. Segment sales were $23,410,000 in 2018 and $32,384,000 in 2017.

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

Suttle’s MediaMAXTM brand products enable reliable brownfield and greenfield inside premise connectivity to meet the increasing demand for wired and wireless high-speed service throughout the home and business. Designed to optimize installation cost while maximizing coverage and bandwidth at the point of use for multiple deployment topologies, this brand includes a premise connectivity and distribution system, featuring plastic modular enclosures and tool-less, snap-in modules to minimize wireless interference. MediaMAXTM brand products replace Suttle’s SOHOTM brand products, which had been Suttle’s primary premise distribution products for approximately the last 10 years.

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

Customers

Suttle’s customers include telephone, CATV, internet service providers, residential builders and contractors as well as enterprise networks. The Company’s major telephone company customers include AT&T, CenturyLink and Verizon. Suttle serves these major telephone companies directly by Suttle’s sales staff and through a select group of distributors. Sales (including DSL) to the major telephone companies, as a group, both directly and through distribution, represented 83% of Suttle’s sales in 2018 and 90% in 2017.

Other customers include smaller telephone companies, electrical/low-voltage contractors, home builders, and a nationwide network of distributors. Suttle serves these customers primarily through distributors, but also directly through its sales staff. Sales to cable customers and OEMs are made through Suttle’ nationwide network of distributors and through Suttle’s sales staff. Sales to OEMs and other distributors were 9% of Suttle’s sales in 2018 and 8% in 2017. Sales to international customers and other customers represented 8% of Suttle’s sales in 2018 and 2% in 2017.

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

Research and Development

Suttle continually seeks to understand the needs of its customers and both develops new products for evolving customer requirements and enhances existing products to improve its existing product line. For competitive reasons, including duplication of its designs by foreign apparatus manufacturers, Suttle has adopted a policy to seek patent protection on innovative new products. Suttle filed five patent applications in 2016, filed two patent applications in 2017, and did not file for any patent applications in 2018.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed when incurred and were $244,000 in 2018 compared to $528,000 in 2017.

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

Order Book

Suttle manufactures its products both on a make-to-order basis and on the basis of customer forecasts. Outstanding customer orders at March 1, 2019 were approximately $1,985,000 compared to approximately $2,849,000 at March 1, 2018. New orders are generally filled within 60 days. Suttle does not believe its order book is a significant indicator of longer term future results.

(iii) JDL Technologies, Inc.

JDL Technologies, Inc., based in Fort Lauderdale, Florida, is a managed service provider and value-added reseller supplying information technology (“IT”) solutions focused on (a) IT managed services, which include (i) network design, deployment and integration; (ii) cloud hosted and virtualized services; and (iii) remote support and management from our managed services operation center and (b) project revenue which includes IT services project engagements. JDL’s 2018 sales were $5,134,000 compared to 2017 sales of $11,210,000. Project revenue totaled $3,005,000 in 2018 or 59% of JDL sales compared to $8,532,000 in 2017 or 76% of JDL sales. Managed service revenues decreased to $2,129,000 in 2018 from $2,678,000 in 2017.

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

JDL’s portfolio of technology solutions reflects the regular introduction of new technologies and delivery methodologies and the increasing demand among businesses for innovative solutions to strengthen their competitive edge and address prevailing IT challenges. With its team of professionally certified engineers, more than 250 years of technical experience, and talented leadership, JDL Technologies develops IT solutions that effectively meet these demands. To sustain its leading-edge position, JDL also maintains robust partnerships with strategic manufacturers and is a 3CX VoIP Gold Partner, HP Enterprise Gold Partner, Microsoft Partner, eMDs Solution Provider and Citrix Solutions Service Provider.

Customers

In 2018, JDL Technologies aggressively targeted its primary vertical markets, healthcare and commercial business, through its JDL HealthTechTM and JDL TechWatchTM brands.

Healthcare:

Under the JDL HealthTech brand, JDL continues to serve as a trusted partner to its healthcare clients, offering an array of services that address HIPAA Security Rule and Privacy Rule compliance requirements, including its flagship cloud-based service, HIPAA FastTrack. JDL’s managed services practice supports clients ranging from single-office providers, to multi-location regional specialists, to their regulated suppliers and business associates.

Commercial:

JDL Technologies provides support and service to a diverse commercial client set under its JDL TechWatch brand. In 2018, JDL placed increased emphasis on an expanded set of security solutions layered on top of its Cloud Based IT Managed Services. This enabled JDL to provide an even more secure total solution that included security awareness testing and training of client end users which is increasingly important as threats to an organizations security are focused more and more on end users as the weakest link.

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

Managed Services:

JDL Technologies continues to refine its Managed Services offering as the industry matures taking it from a traditional remote management model to a hosted service offering that grants JDL greater control, enables tighter service level agreements and increases margins. JDL serves a diverse base of clients with locations throughout the United States, offering managed service programs designed specifically for the healthcare and commercial markets. These robust programs meet HIPAA compliance standards and, while the majority of clients are supported remotely, independent of geographic borders, JDL is also able to provide on-site network management and help desk support for key enterprise clients in the South Florida and Atlanta, Georgia markets. JDL’s managed services include network management, availability assurance, event alerting and incident management services; server, workstation, mobile device and other asset management services; security services including software patching, firewall, antivirus, antimalware and intrusion detection and prevention services; help desk support for client users; SIP trunking, voice over IP and office management services; migration, conversion and vendor management; and technical consulting services and training.

Cloud Solutions:

With widespread adoption of cloud solutions on the rise, JDL continues to focus on these solutions as our growth potential. Wireless as a service, infrastructure as a service, and Citrix as a service (sold as JDL FastTrack) are among JDL’s the most successful cloud offerings, with others including backup, storage, voice over IP, firewall and email as cloud or hosted services. The benefits to clients are numerous and include vertical and horizontal scalability, internal bandwidth conservation, and simplification of IT management within client organizations, while JDL benefits from substantial economies of scale and standardization. All JDL cloud offerings are billable as monthly recurring revenue under its managed service model, and JDL is committed to bringing the benefits of cloud services to all clients.

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

Competition

The Managed Services Market continues to promise significant growth over the next several years, making it a highly competitive industry. In response to these pressures, JDL’s focus is to quickly adapt to the changing needs of its clients through the adoption and productizing of new IT Service technologies as they become available. An example of this would be the addition of several security services to the JDL portfolio in 2018 including end user phish training and assessment services, system vulnerability testing and Multifactor Authentication tools for securing application access. By ensuring JDL continuously evaluates the services we offer with a focus on the changing market, we are able to provide a better range of services to our clients and prospects while increasing their reliance upon us as their IT service provider.

Order Book

Outstanding customer orders and contracts for JDL products and services were approximately $1,203,000 at March 1, 2019 and $1,344,000 at March 1, 2018. The Company does not consider current outstanding orders and contracts as a significant indicator of longer term future results.

(iv) Net2Edge

Net2Edge Limited, based in Basingstoke, Hampshire, United Kingdom, designs, manufactures and markets Carrier Ethernet based Network Access Devices and software under the Liberator™ brand name. Net2Edge™ uses a direct sales model and also markets its products through approved partners and integrators. Net2Edge’s physical products allow network operators to transmit packetized voice and data across networks and between copper-wired and fiber-optic equipment. Sales by Net2Edge were $1,700,000 in 2018 and $1,079,000 in 2017.

Products

Net2Edge designs, assembles and sells Ethernet based switches based around the international MEF standards. Those products range from legacy over packet interfaces such as Serial, TDM or ISDN and Native Ethernet from 1G to 10G. Net2Edge targets these products at telecommunications service providers as Network Interface Devices. By design, the products transmit data from the subscriber enterprise to the provider edge, usually a router. The products are sophisticated, carrying multiple services with definable quality of service metrics over fiber optic paths. These products assist in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As enterprise networks continue to change and evolve, our solutions enable customers to integrate multiple services into their existing infrastructure. All Net2Edge products incorporate features for performing advanced levels of fault management and automated provisioning minimizing the administrative burden of the operator.

Net2Edge products support a wide variety of protocols, including: 10 Gigabit Ethernet, Gigabit Ethernet, Fast Ethernet, Ethernet, T1/E1, DS3, Circuit Emulation Services (TDM or ISDN over Ethernet or IP), RS232, RS485, OC3, OC12, GFast and more. Net2Edge develops product hardware and software internally, and expenses the related costs as they are incurred.

Manufacturing and Sources of Supply

Net2Edge uses contract manufacturers to manufacture its products in the UK. Because some of Net2Edge’s offshore sources of supply are subject to risks, including political, communication and logistic risk, when possible, Net2Edge takes steps to ensure it has multiple suppliers to ensure business continuity.

Markets and Marketing

Net2Edge products are used in a broad array of market sectors including the Government, Enterprise, Utility, Industrial, and Surveillance markets. Net2Edge has a growing international customer base outside the United Kingdom and customers use its products in a variety of applications.

Net2Edge’s marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, email, social media, and public relations activities. Net2Edge also participates in advertising and cooperative marketing campaigns with its partners.

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

Research and development consists primarily of designing, prototyping, testing equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and were $878,000 in 2018 and $657,000 in 2017.

Net2Edge conducts its research and development operations out of its Basingstoke, United Kingdom headquarters location. While this UK location has primary engineering and product development responsibility, Net2Edge will occasionally use third party design services and ODMs to support specific product design requirements.

Competition

Net2Edge faces strong competition across its entire product line. A large number of competitors exist for high volume products. There are low cost competitors from China and Taiwan and established competitors from the USA and Canada.

Order Book

Outstanding customer orders for Net2Edge products were approximately $1,105,000 at March 1, 2019 and $1,031,000 at March 1, 2018. Net2Edge orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer term future results.

(2) Employment Levels

As of March 1, 2019 the Company employed 241 people. Of this number, 94 were employed by Suttle, 88 by Transition Networks, Inc., 23 by JDL Technologies, Inc., 19 by Net2Edge in the U.K., and 17 corporate general and administrative positions.

(3) Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2019 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Roger H.D. Lacey	68	Executive Chairman of the Company’s Board and Chief Executive Officer[2]

Mark D. Fandrich	57	Group Business President, Treasurer and Chief Financial Officer [3]

Scott Otis	57	Group Business President & General Manager, Transition Networks, Inc. [4]

Scott Fluegge	49	President and General Manager, JDL Technologies, Inc [5]

Kristin A. Hlavka	37	Corporate Controller [6]

1	Additional footnotes indicate when officers began serving in their current capacity. Executive officers serve at the pleasure of the Board of Directors.

2	Mr. Lacey has served as the Company’s Chief Executive Officer since February 2015 and has served as the Executive Chairman of the Company’s Board of Directors since December 2018. Additional information about Mr. Lacey’s background will be contained in the 2019 Proxy Statement.

3	Mr. Fandrich was appointed Chief Financial Officer in August 2016, and effective January 1 2019, was named Group President of the Suttle and JDL Technologies business segments. From July 2015 to August 2016, he served as Vice President of Finance of Suttle, Inc. From April 2004 to July 2015, he was Corporate Controller for The Bergquist Company, a global supplier of thermal interface material.

4	Mr. Otis was appointed General Manager of Transition Networks in September 2013, and effective January 1, 2019, was named Group President of the Transition Networks and Net2Edge operating segments. From December 2010 to June 2011 he served as Vice President, Operations - Professional Services for TE Connectivity, Inc. Prior to December 2010, he was the Vice President, Marketing and Business Development – ADC Professional Services.

5	Mr. Fluegge was appointed Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

6	Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

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

Competition in the markets for enterprise networks and voice and data communications products is intense. Our ability to compete with other manufacturers and marketers of these products depends primarily on our engineering, OEM/ODM relationships, manufacturing, and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. Our JDL subsidiary experiences intense competition from other providers of IT products and services. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Some of our current competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than we. These current and future competitors may be able to identify new markets and develop new products that are superior to those we develop. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than we. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

Our gross margins have fluctuated year to year, and we face many challenges in maintaining acceptable margins.

Gross margins among our products and services vary and are subject to fluctuation from quarter to quarter and year to year. The factors that may affect our gross margins adversely are numerous and include:

●	Changes in customer, geographic, or product mix;

●	Our ability to reduce product costs

●	Royalties related to technology licensing

●	Increases in material or labor costs

●	Expediting costs incurred to meet customer delivery requirements

●	Excess inventory and inventory carrying charges

●	Tariffs on imported products

●	Obsolescence charges

●	Changes in shipment volume

●	Changes in component pricing

●	Changes in OEM/ODM pricing

●	Increased price competition

●	Changes in distribution channels

●	Lower margins on competitive-bid contracts

●	Increased warranty cost and

●	Our ability to manage the impact of foreign currency exchange rate fluctuations.

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

We cannot guarantee the ability of the Special Committee of our Board of Directors to develop strategic options for the Company and the Company’s ability to implement these strategies.

In May of 2018 the Company announced it had initiated a strategic review of the Company’s businesses to explore opportunities for enhancing shareholder value and had engaged an investment banking firm to advise it in this process. Failure to develop a growth strategy and reduce its operating losses could result in continuing operating losses and lack of shareholder confidence, which could negatively impact cash flow and the trading price of our common stock.

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

The General Data Protection Regulation, or GDPR, took effect on May 25, 2018, in the European Union and introduced direct compliance obligations for data controllers and data processors. National Data Protection Agencies, or NDPAs, are now able to impose fines for violations ranging from 2% to 4% of annual worldwide turnover, or 10 million to 20 million euro, whichever is greater. NDPAs have the power to carry out audits, request information, and obtain access to premises. Businesses must be able to demonstrate that the personal data of any data subject can be lawfully processed on one of the six specified grounds. The GDPR adopts a risk-based approach to compliance, under which businesses bear responsibility for assessing the degree of risk that their processing activities pose to data subjects. Businesses are required to perform data protection impact assessments before any processing that uses new technology and is likely to result in a high risk to data subjects. The GDPR requires businesses to maintain records of their processing activities. Clear rules around data breach notifications and the processing of personal data in such a manner that the personal data can no longer be attributed to a specific individual have been set out by the GDPR. In addition, under the GDPR, data subjects have new rights, for example, the right to request that businesses delete their personal data (the right to be forgotten); to object to their personal data being processed; and to obtain a copy of their personal data within a set time frame.

Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with any regulatory requirements or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, as noted above, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

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

Traditionally, we have derived a large portion of our revenues from a relatively small number of customers, with our top ten customers accounting for 65%, and 70% of net sales for 2018 and 2017, respectively. In fiscal 2018, one Transition Networks’ customer accounted for 11% of consolidated sales. In fiscal 2018 and 2017, one Suttle customer accounted for approximately 10% of consolidated sales. In fiscal 2017, a JDL customer accounted for 9.9% of our consolidated sales. The loss of or a substantial reduction in purchases by any one or more of our top customers could have a material adverse effect on our business, financial position and results of operations.

Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.

The enterprise network and communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions, short product life cycles, rapidly changing customer requirements, and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Our failure to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of these modified products could cause us to lose market share and cause our revenues to decline.

We may not predict technological trends or the success of new products in the enterprise network and communications equipment markets accurately. New product development often requires forecasting of market trends, development and implementation of new technologies and processes and capital commitments. We do not know whether other new products we develop will gain market acceptance or result in profitable sales.

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

We depend on OEM/ODM relationships and on limited-source suppliers and any disruptions in these relationships may cause damage to our customer relationships.

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

While reviewing our internal controls over financial reporting for the year ended December 31, 2017, we determined we had a material weakness in internal controls related to the impairment analysis of long-lived assets due to (i) our failure to review, in sufficient detail, our analysis and the basis for our conclusion that our goodwill was not impaired, and (ii) our failure to review, in sufficient detail, our analysis and the basis for our conclusion that the fixed assets at one of our business units were not impaired. To address the above, in 2018 we designed, implemented and tested new review controls to value our business units to ensure that long-lived asset impairment analyses are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions. We concluded that we had remediated this material weakness at December 31, 2018.

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

Our sales and operations may continue to be adversely affected by current global economic conditions.

Over the past several years, financial markets globally have experienced periods of extreme disruption. These have included, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of some investments and declining valuations of others, tariffs on imports and exports. The frequency, severity and duration of these disruptions in the financial markets and the global economy are unknown. We cannot ensure that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have adversely affected our business in a number of ways and will likely continue to adversely affect our business during the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-	The Company owns a 105,000 square foot building in Minnetonka, Minnesota where its executive and administrative offices are located. Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations. JDL Technologies uses this facility for some administrative operations. Suttle uses this facility for its sales, marketing and product development. In August of 2018, the Company entered into an agreement to sell its Minnetonka headquarters. There are several contingencies because of the due diligence to be completed by the buyer. If the sale proceeds, the Company expects the closing would occur in the second half of 2019 or early in 2020.

-	The Company owns three buildings in Hector, Minnesota totaling 109,000 square feet of manufacturing space situated on approximately 5 acres for its Suttle operations.

-	JDL leases 3,700 square feet of office space in Fort Lauderdale, Florida.

-	Net2Edge leases 5,500 square feet of office space in Basingstoke, Hampshire, U.K.

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

Holders

At March 1, 2019 there were approximately 520 registered holders of record of Communications Systems, Inc. common stock.

Information Regarding Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2018:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of shares of common stock available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:

1992 Stock Plan-Nonemployee Director Plan	36,000	$10.78	—
1990 Employee Stock Purchase Plan	13,421	$1.73	23,591
2011 Executive Incentive Compensation Plan	1,614,558	$6.96	676,887

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights, but only grants equity awards under shareholder-approved plans.

Five-year Performance Graph

Not applicable because the Company is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

(in thousands, except per share amounts)

	Year Ended December 31

	2018	2017	2016	2015	2014

Selected Income Statement Data
Sales	$65,763	$82,323	$99,353	$107,670	$119,071
Cost of sales	44,456	61,487	72,771	76,123	76,913
Gross Profit	21,307	20,836	26,582	31,547	42,158

Costs and Expenses:
Selling, general and administrative expenses	27,501	28,699	35,186	40,830	38,628
Additional minimum pension liability adjustments[1]	—	—	(4,148)	—	—
Pension settlement costs	—	—	—	1,222	—
Impairment loss	—	1,617	—	—	—
Restructuring expense	364	2,285	—	—	238
Total operating expenses	27,865	32,601	31,038	42,052	38,866
Operating (Loss) Income	(6,558)	(11,765)	(4,456)	(10,505)	3,292
Other (Expense) Income, Net[1]	171	(95)	(3,400)	104	(112)
(Loss) Income Before Income Taxes	(6,387)	(11,860)	(7,856)	(10,401)	3,180
Income Tax (Benefit) Expense	405	(34)	257	(753)	1,219
Net (Loss) Income	$(6,792)	$(11,826)	$(8,113)	$(9,648)	$1,961
Basic Net (Loss) Income Per Share	$(0.75)	$(1.32)	$(0.92)	$(1.11)	$0.23
Diluted Net (Loss) Income Per Share	$(0.75)	$(1.32)	$(0.92)	$(1.11)	$0.23
Cash Dividends Declared Per Share	$0.14	$0.16	$0.40	$0.64	$0.64
Weighted Average Diluted Shares Outstanding	9,109	8,943	8,832	8,720	8,640

Selected Balance Sheet Data
Total Assets	$53,321	$58,146	$73,177	$87,916	$100,286
Property, Plant and Equipment, Net	10,962	12,625	15,719	17,468	18,153
Long-term Liabilities	28	15	176	290	1,271
Stockholders’ Equity	41,653	49,171	61,633	72,185	86,020

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

JDL Technologies

JDL Technologies provides technology services and infrastructure to the commercial, healthcare and education market segments. JDL’s portfolio of technology solutions includes managed services, virtualization and cloud solutions, wired and wireless network design and implementation services, and converged infrastructure configuration and deployment. JDL has provided many of these technology services to one of the largest school districts in the US for more than a decade, and also provides these services to a number of commercial and healthcare clients.

Net2Edge

Net2Edge designs, assembles and sells Ethernet based switches based around the international MEF standards. Those products range from legacy over packet interfaces such as Serial, TDM or ISDN and Native Ethernet from 1G to 10G. Net2Edge targets these products at telecommunications service providers as Network Interface Devices. By design, the products transmit data from the subscriber enterprise to the provider edge, usually a router. The products are sophisticated, carrying multiple services with definable quality of service metrics over fiber optic paths. These products assist in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As enterprise networks continue to change and evolve, our solutions enable customers to integrate multiples services into their existing infrastructure. All Net2Edge products incorporate features for performing advanced levels of fault management and automated provisioning minimizing the administrative burden of the operator.

Key 2018 Developments

●	The Company’s 2018 sales were $65.8 million, a 20% decrease from 2017 sales of $82.3 million.

●	The Company’s 2018 net loss was $6.8 million, or ($0.75) per diluted share, compared to net loss of $11.8 million or ($1.32) per diluted share in fiscal 2017.

●	At 2018 year end, the Company had cash, cash equivalents and investments of $11.1 million and positive working capital of $30.7 million compared to cash, cash equivalents and investments of $18.0 million and working capital of $36.5 million at December 31, 2017.

●	Transition Networks sales decreased 5% to $36.5 million in 2018 from $38.5 million in 2017. Transition had increased operating income of $1.9 million in 2018, however, compared to operating income of $1.4 million in 2017.

●	Suttle sales decreased 28% to $23.4 million in 2018 from $32.4 million in 2017. Suttle incurred $2.3 million in restructuring expense in 2017 related to the planned closure of its Costa Rica facility. Suttle had an operating loss of $5.1 million in 2018 compared to an operating loss of $9.8 million in 2017.

●	JDL Technologies sales decreased 54% to $5.1 million in 2018 from $11.2 million in 2017. JDL had an operating loss of $0.6 million in 2018 compared to an operating loss of $0.8 million in 2017, due to a $1.5 million goodwill impairment loss recognized in the second quarter of 2017.

●	Net2Edge sales increased 58% to $1.7 million in 2018 from $1.1 million in 2017. Net2Edge had an operating loss of $2.8 million in 2018 compared to an operating loss of $2.6 million in 2017.

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

Revenue Recognition: The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services. In the Suttle, Transition Networks and Net2Edge segments, revenue is recognized upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. business unit are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). JDL’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its JDL Technologies business unit that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

Results of Operations

2018 Compared to 2017

Consolidated sales were $65,763,000 in 2018, a 20% decrease from sales of $82,323,000 in 2017. Net loss in 2018 was $6,792,000, or ($0.75) per share compared to net loss of $11,826,000 or ($1.32) per share in 2017.

Transition Networks Results

Transition Networks develops, markets, and sells active networking hardware devices. Characteristics of this business include a rapid pace of change in technologies and alternative solutions to our products. Transition Networks derives the majority of its revenues from customer network upgrade projects, which tend not to recur. The core markets for these products are enterprise, service providers, government, and industrial users. Roughly 85% of Transition Networks revenue comes from North America, but we continue to see opportunity for long-term growth outside of North America and we continue to invest resources in sales, marketing, and infrastructure to grow that business.

Transition Networks sales decreased 5% to $36,470,000 in 2018 compared to $38,541,000 in 2017. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Sales by customer groups in 2018 and 2017 were:

	Transition Networks Sales by Region
	2018	2017
North America	$31,059,000	$31,261,000
EMEA	2,017,000	2,314,000
Rest of world (“ROW”)	3,394,000	4,966,000
	$36,470,000	$38,541,000

The following table summarizes Transition Networks’ 2018 and 2017 sales by product group:

	Transition Networks Sales by Product Group
	2018	2017
Media converters	$20,226,000	$21,670,000
Ethernet switches and adapters	9,694,000	8,699,000
Other products	6,550,000	8,172,000
	$36,470,000	$38,541,000

Sales in North America decreased 1% or $202,000 in 2018 compared to 2017 due to decreased activity with a major carrier customer, partially offset by strong demand in the federal government sector. International sales decreased $1,869,000, or 26%, due to weakness related to slower adoption of new products. In ROW, some of our customers are now being serviced by our UK-based Net2Edge business unit, which accounted for some of the decline. Sales of media converters decreased 7% or $1,444,000 due to decreased activity at a major carrier customer. Sales of Ethernet switches and adapters increased 11% or $995,000 due to strong activity in the federal government sector. All other products decreased 20% or $1,622,000, due to slower spending from major carrier customers.

Gross margin remained flat at $16,695,000 in 2018 compared to $16,762,000 in 2017. Gross margin as a percentage of sales increased to 46% in 2018 from 43% in 2017 due to improved pricing from suppliers.

Selling, general and administrative expenses decreased 4% to $14,812,000, or 41% of sales, in 2018 from $15,371,000, or 40% of sales in 2017 due to a continued focus on expense management. Operating income was $1,883,000 in 2018 compared to operating income of $1,391,000 in 2017.

Suttle Results

Suttle sales decreased 28% to $23,410,000 in 2018 compared to $32,384,000 in 2017 due to lower sales to Tier 1 service providers from volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers. Sales by product groups in 2018 and 2017 were:

	Suttle Sales by Product Group
	2018	2017
Structured cabling and connecting system products	$21,753,000	$29,932,000
DSL and other products	1,657,000	2,452,000
	$23,410,000	$32,384,000

Suttle’s sales by customer groups in 2018 and 2017 were:

	Suttle Sales by Customer Group
	2018	2017
Communication service providers	$19,370,000	$29,071,000
Distributors	2,095,000	2,557,000
International	1,945,000	756,000
	$23,410,000	$32,384,000

Sales to the major communication service providers decreased 33% to $19,370,000 in 2018 compared to $29,071,000 in 2017 due to decreased demand for legacy products during the switch to fiber-based network architectures. Sales to these customers accounted for 83% of Suttle’s sales in 2018 and 90% in 2017. Sales to distributors decreased 18% due to decreased demand from service providers that are being served by the channel, and accounted for 9% of sales in 2018 compared to 8% in 2017. International sales accounted for 8% of Suttle’s 2018 sales and increased 157% compared to 2017 due to the execution of key projects by major service providers in Central America.

Sales of structured cabling and connecting system products decreased 27% primarily due to the changing product mix and the shift in purchasing decisions from Tier 1 telecommunications suppliers to installers. Sales of DSL and other products decreased 32% due to major technology changes implemented by service providers reflected by a switch to fiber-based network architectures.

Suttle’s gross margin increased 160% to $3,685,000 in 2018 compared to $1,420,000 in 2017. Gross margin as a percentage of sales increased to 16% in 2018 as compared to 4% in 2017 primarily due to large adjustments in the prior year, including a $417,000 write off of prepaid royalties under a product development agreement and increases to the inventory reserves, driven by Suttle’s decision to discontinue certain legacy products. The margin impact of excess and obsolete inventory adjustments was $1,100,000 in 2018 (4.7% of sales) compared to $4,214,000 (13.0% of sales) in 2017.

Selling, general and administrative expenses decreased $507,000, or 6% to $8,393,000, or 36% of sales, in 2018 compared to $8,900,000 in 2017, or 27% of sales, due to reduced research and development expenditures and ongoing expense control measures. Suttle incurred $244,000 and $528,000 in research and development expenses in 2018 and 2017, respectively. Suttle incurred $364,000 in restructuring expense related to organization changes in 2018 as compared to $2,285,000 in 2017 related to the planned closure of its Costa Rica facility.

Suttle had an operating loss of $5,072,000 in 2018 compared to an operating loss of $9,765,000 in 2017.

JDL Technologies, Inc. Results

Sales by JDL Technologies decreased 54% to $5,134,000 in 2018 compared to $11,210,000 in 2017. The following table summarizes JDL’s revenues by customer group in 2018 and 2017:

	JDL Revenue by Customer Group
	2018	2017
Education	$2,651,000	$8,160,000
Healthcare and commercial clients	2,483,000	3,050,000
	$5,134,000	$11,210,000

Revenues from the education sector decreased $5,509,000 or 68% in 2018 due to a decrease in the number of network related projects completed during the year and a delay in the approval of the federal funding for the 2017-2018 funding cycle, which were ultimately resolved in the fourth quarter of 2018. Federal and local funding for public school district investments in IT infrastructure and services varies substantially from year to year, and JDL Technologies expects to continue to experience notable swings in quarterly and annual revenues as a result.

Revenue from JDL Technologies’ sales to small and medium-sized commercial businesses (SMBs), which are primarily healthcare and commercial clients, decreased by 19% or $567,000 due to the expiration of two large customer contracts late in 2017.

JDL gross margin decreased 53% to $1,304,000 in 2018 compared to $2,773,000 in 2017. Gross margin as a percentage of sales remained flat at 25% in 2018 and 2017.

Selling, general and administrative expenses decreased 11% in 2018 to $1,879,000, or 37% of sales, compared to $2,101,000 in 2017, or 19% of sales due to cost saving measures implemented over the past year. JDL reported an operating loss of $575,000 in 2018 compared to an operating loss of $791,000 in 2017, which included a $1,463,000 goodwill impairment loss recognized in the second quarter of 2017.

JDL Technologies continues to aggressively leverage opportunities to provide managed services, cloud migration and virtualization services, HIPAA-compliant technology services, and other network and infrastructure services to the commercial and healthcare markets. This strategic, multiyear plan to reduce the impact of volatile government funding is beginning to produce results.

Net2Edge Results

Net2Edge’s sales increased 58% to $1,700,000 in 2018 compared to $1,079,000 in 2017, due to revenue from established CSI accounts with new higher featured products. Gross margin decreased 29% to $485,000 in 2018 compared to $681,000 in 2017. Gross margin as a percentage of sales decreased to 29% in 2018 from 63% in 2017, due to product mix and additional costs incurred to expedite product shipments. Selling, general and administrative expenses increased 5% to $3,279,000 in 2018 compared to $3,127,000 in 2017 due to increased spending on engineering and research and development on new products. Net2Edge reported an operating loss of $2,794,000 in 2018 compared to a loss of $2,600,000 in 2017, which included a $154,000 impairment loss related to intangible assets during the second quarter of 2017.

Income Taxes

The Company’s loss before income taxes was $6,386,000 in 2018 compared to a loss before income taxes of $11,860,000 in 2017. The Company’s effective income tax rate was -6% in 2018 compared to 0% in 2017. The 2018 effective rate differed from the standard rate of 21% primarily due to the valuation allowances related to deferred tax assets, along with the impact of state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, and write off of prior year USVI refund receivables. See Note 10 for a reconciliation of the standard tax rate to the Company’s effective tax rate for 2018 and 2017.

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

Liquidity and Capital Resources

As of December 31, 2018, the Company had approximately $11,056,000 in cash, cash equivalents and investments. Of this amount, $8,428,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

The Company had working capital of $30,695,000, consisting of current assets of approximately $42,335,000 and current liabilities of $11,640,000 at December 31, 2018 compared to working capital of $36,506,000, consisting of current assets of $45,466,000 and current liabilities of $8,960,000 at the end of 2017.

Cash flow used in operating activities was approximately $4,723,000 in 2018 compared to $3,650,000 provided in 2017. Significant working capital changes from 2017 to 2018 included an increase in inventories of $2.2 million in receivables of $1.2 million, offset by an increase in other accrued liabilities of $1.6 million.

Cash provided by investing activities was $4,812,000 in 2018 compared to cash used of $294,000 in 2017, due to proceeds from the sale of investments.

Net cash used by financing activities was $1,417,000 in 2018 compared to $1,361,000 in 2017. Cash dividends paid on common stock increased slightly to $1,493,000 in 2018 ($0.16 per common share) from $1,458,000 in 2017 ($0.16 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $104,000 in 2018 and $106,000 in 2017 net of acquisitions of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, under Board and shareholder-approved compensation plans. The Company did not repurchase any shares in 2018 or 2017 under the Board authorized program. At December 31, 2018, Board of Director authority to purchase approximately 411,910 additional shares remained in effect.

The Company has a $15,000,000 credit facility from Wells Fargo Bank. The Company had no outstanding obligations under this credit facility at December 31, 2018 or 2017. The total amount available for borrowings under this credit facility at December 31, 2018 was $9,728,000, based on the borrowing base calculation. Interest on borrowings on the credit line is currently set at LIBOR plus 2.0% (4.5% at December 31, 2018). The credit agreement expires August 12, 2021 and is secured by assets of the Company. In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, the Company has sufficient funds to meet its current anticipated operating and capital expenditure needs.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2018 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than			More Than
	One Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$106,000	$172,000	$172,000	$293,000
Total	$106,000	$172,000	$172,000	$293,000

As of December 31, 2018, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars. Although products sold by our Net2Edge subsidiary are generally denominated in British pounds, Net2Edge sales represented less than 3% of our consolidated net sales in 2018 and 2017. Therefore, fluctuations in foreign currency exchange rates have historically not been material to the Company.

At December 31, 2018, our bank line of credit carried a LIBOR rate plus 2.0%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

Based on the Company’s operations, in the opinion of management, the Company is not exposed to material future losses due to market risk.

The Company used the U.S. dollar as its functional currency in Costa Rica. The Company closed its facility in 2017. Accordingly, the Company believes its risk of material loss due to fluctuations in foreign currency markets to be small, primarily resulting from its Net2Edge operations and sales.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Communications Systems, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP
We have served as the Company’s auditor since 2017.
Minneapolis, Minnesota
March 8, 2019

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,056,426	$12,453,663
Investments	—	5,540,744
Trade accounts receivable, less allowance for doubtful accounts of $136,000 and $106,000, respectively	13,401,042	12,183,217
Inventories	16,175,616	13,984,428
Prepaid income taxes	148,036	493,834
Other current assets	1,553,972	810,532
TOTAL CURRENT ASSETS	42,335,092	45,466,418

PROPERTY, PLANT AND EQUIPMENT, net	10,962,239	12,624,730
OTHER ASSETS:
Deferred income taxes	19,068	38,136
Other assets	4,765	16,977
TOTAL OTHER ASSETS	23,833	55,113
TOTAL ASSETS	$53,321,164	$58,146,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,394,981	$4,554,683
Accrued compensation and benefits	2,892,199	2,422,083
Other accrued liabilities	3,168,049	1,586,473
Dividends payable	184,541	397,151
TOTAL CURRENT LIABILITIES	11,639,770	8,960,390
LONG TERM LIABILITIES:
Long-term compensation plans	—	11,079
Uncertain tax positions	28,267	4,065
TOTAL LONG-TERM LIABILITIES	28,267	15,144
COMMITMENTS AND CONTINGENCIES (Footnote 7)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,158,438 and 8,973,708 shares issued and outstanding, respectively	457,922	448,685
Additional paid-in capital	42,680,499	42,006,750
Retained earnings (accumulated deficit)	(734,001)	7,328,671
Accumulated other comprehensive loss	(751,293)	(613,379)
TOTAL STOCKHOLDERS’ EQUITY	41,653,127	49,170,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,321,164	$58,146,261

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2018	2017

Sales	$65,762,946	$82,322,618
Cost of sales	44,455,697	61,486,379
Gross profit	21,307,249	20,836,239
Operating expenses:
Selling, general and administrative expenses	27,501,691	28,699,138
Impairment loss	—	1,617,389
Restructuring expense	363,676	2,284,541
Total operating expenses	27,865,367	32,601,068
Operating loss	(6,558,118)	(11,764,829)
Other income (expenses):
Investment and other income	299,555	52,992
Loss on sale of assets	(89,550)	(76,870)
Interest and other expense	(38,355)	(71,428)
Other income (expense), net	171,650	(95,306)
Loss from operations before income taxes	(6,386,468)	(11,860,135)
Income tax expense (benefit)	405,267	(34,503)
Net loss	(6,791,735)	(11,825,632)
Other comprehensive (loss) income, net of tax:
Unrealized gains/(losses) on available-for-sale securities	1,061	(4,566)
Foreign currency translation adjustment	(138,975)	77,848
Total other comprehensive (loss) income	(137,914)	73,282
Comprehensive loss	$(6,929,649)	$(11,752,350)

Basic net loss per share:	$(0.75)	$(1.32)
Diluted net loss per share:	$(0.75)	$(1.32)
Weighted Average Basic Shares Outstanding	9,108,777	8,942,523
Weighted Average Dilutive Shares Outstanding	9,108,777	8,942,523

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2016	8,877,379	$443,869	$41,279,281	$20,596,203	$(686,661)	$61,632,692
Net loss	—	—	—	(11,825,632)	—	(11,825,632)
Issuance of common stock under Employee Stock Purchase Plan	23,660	1,183	103,100	—	—	104,283
Issuance of common stock to Employee Stock Ownership Plan	47,248	2,362	216,396	—	—	218,758
Issuance of common stock under Executive Stock Plan	27,471	1,374	—	—	—	1,374
Share based compensation	—	—	417,489	—	—	417,489
Other share retirements	(2,050)	(103)	(9,516)	1,007	—	(8,612)
Shareholder dividends ($0.16 per share)	—	—	—	(1,442,907)	—	(1,442,907)
Other comprehensive loss	—	—	—	—	73,282	73,282
BALANCE AT DECEMBER 31, 2017	8,973,708	448,685	42,006,750	7,328,671	(613,379)	49,170,727
Net loss				(6,791,735)		(6,791,735)
Issuance of common stock under Employee Stock Purchase Plan	29,614	1,481	100,507	—	—	101,988
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	43,501	2,175	—	—	—	2,175
Share based compensation	—	—	190,721	—	—	190,721
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends ($0.14 per share)	—	—	—	(1,280,262)	—	(1,280,262)
Other comprehensive loss	—	—	—	—	(137,914)	(137,914)
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,791,735)	$(11,825,632)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,214,848	3,186,458
Share based compensation	190,721	417,489
Deferred taxes	19,068	(91,134)
Impairment loss	—	1,617,389
Loss on sale of assets	89,550	582,317
Changes in assets and liabilities:
Trade accounts receivables	(1,237,986)	2,393,310
Inventories	(2,249,296)	8,268,676
Prepaid income taxes	343,381	908,513
Other assets	(749,785)	595,869
Accounts payable	944,052	(2,499,232)
Accrued compensation and benefits	888,376	482,324
Other accrued liabilities	1,591,872	(283,628)
Income taxes payable	24,202	(102,799)
Net cash (used in) provided by operating activities	(4,722,732)	3,649,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(763,627)	(773,367)
Purchases of investments	(6,580,917)	(6,043,715)
Proceeds from the sale of fixed assets	33,763	219,888
Proceeds from the sale of investments	12,122,722	6,303,681
Net cash provided by (used in) investing activities	4,811,941	(293,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,492,871)	(1,458,298)
Proceeds from issuance of common stock, net of shares withheld	75,700	97,045
Net cash used in financing activities	(1,417,171)	(1,361,253)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(69,275)	15,235

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,397,237)	2,010,389

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	12,453,663	10,443,274

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,056,426	$12,453,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(32,596)	$(693,113)
Interest paid	38,030	38,851
Dividends declared not paid	184,541	397,151
Capital expenditures in accounts payable	—	90,623

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2018, the Company had $11,056,000 in cash and cash equivalents. Of this amount, $8,428,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of certificates of deposit, corporate notes and bonds, and commercial paper that are traded on the open market and are classified as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or net realizable value is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $2,203,000 and $3,156,000 for 2018 and 2017, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

The following table presents the changes in the Company’s warranty liability, included in other accrued liabilities in the consolidated balance sheets, for the years ended December 31, 2018 and 2017, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31
	2018	2017
Beginning balance	$603,000	$600,000
Amounts charged to expense	77,000	93,000
Actual warranty costs paid	(86,000)	(90,000)
Ending balance	$594,000	$603,000

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2017	$(625,000)	$12,000	$(613,000)

Net current period change	(139,000)	1,000	(138,000)

December 31, 2018	$(764,000)	$13,000	$(751,000)

Revenue recognition: The Company’s manufacturing operations (Suttle, Transition Networks and Net2Edge) recognize revenue upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. business unit are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). JDL’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its JDL Technologies business unit that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time. See Note 2 for further discussion regarding the adoption of the new revenue recognition standard.

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $3,786,000 in 2018 and $3,639,000 in 2017.

Employee Retirement Benefits: The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2018 and 2017 were $450,000 and $450,000, respectively.

Net income per share: Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for 2018 and 2017. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. Due to the net loss in 2018 and 2017, there was no dilutive impact from outstanding stock options or unvested shares. Options totaling 1,320,492 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2018, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 265,491 shares would not have been included because of unmet performance conditions. Options totaling 1,144,159 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2017, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 181,224 shares would not have been included because of unmet performance conditions.

Share based compensation: The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Accounting standards issued:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. On January 1, 2019, agreements historically disclosed as operating leases are expected to be recognized on the balance sheet. The Company has engaged a third-party consultant to assist with our assessment of the expected impact of the new standard. The Company does not expect adoption of the new standard to have a material effect on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending March 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Accounting standards adopted:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance replaced all current U.S. GAAP guidance on this topic and eliminated all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 using the modified retrospective transition approach. Please see Note 2 for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In August 2016, the FASB issued new accounting guidance regarding the classification of cash receipts and payments in the Statement of Cash Flows. This guidance is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted this standard as of January 1, 2018 with no material impact to its Consolidated Statement of Cash Flows.

In May 2017, FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted the accounting standard effective January 1, 2018 with no material impact to its consolidated financial statements.

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

Transition Networks & Suttle, Inc.

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

The Company has determined that revenue recognition for its Transition Networks and Suttle business units occurs upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

JDL Technologies, Inc.

The Company’s JDL Technologies, Inc. business unit is a managed service provider and a value-added reseller supplying IT solutions focused on IT service and support management; network design, deployment and integration; cloud, hosted and virtualized services; and network operations center management. Major technology solutions include networking, virtualization, cloud and infrastructure services, most of which are available under JDL managed service contracts.

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. business unit are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). JDL’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its JDL Technologies business unit that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

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

Costs to Obtain or Fulfill a Contract

In addition to the new revenue recognition guidance, “Other Assets and Deferred Costs” (ASC 340-40), was added to provide guidance on the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of these costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. There were no material costs to obtain a contract in the year ended December 31, 2018.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of loss and comprehensive loss and cash flows, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As of December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Trade accounts receivable	$13,401,000	$11,778,000	$1,623,000
Inventories	16,176,000	17,008,000	(832,000)
Other current assets	1,554,000	722,000	832,000
Other accrued liabilities	3,168,000	1,545,000	1,623,000

	Year Ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Revenue	$65,763,000	$66,352,000	$(589,000)
Gross Profit	21,307,000	21,896,000	(589,000)
Selling, general and administrative expenses	27,502,000	28,091,000	(589,000)
Operating Loss	(6,558,000)	(6,558,000)	—

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

For Transition Networks, we analyze revenue by region and product group, which is as follows for the years ended December 31, 2018 and 2017:

	Transition Networks Revenue by Region

	2018	2017
North America	$31,059,000	$31,261,000
Rest of World	2,017,000	2,314,000
Europe, Middle East, Africa (“EMEA”)	3,394,000	4,966,000
	$36,470,000	$38,541,000

	Transition Networks Revenue by Product Group

	2018	2017
Media converters	$20,226,000	$21,670,000
Ethernet switches and adapters	9,694,000	8,699,000
Other products	6,550,000	8,172,000
	$36,470,000	$38,541,000

For Suttle, we analyze revenues by product and customer group, which is as follows for the years ended December 31, 2018 and 2017:

	Suttle Revenue by Product Group

	2018	2017
Structured cabling and connecting system products	$21,753,000	$29,932,000
DSL and other products	1,657,000	2,452,000
	$23,410,000	$32,384,000

	Suttle Revenue by Customer Group

	2018	2017
Communication service providers	$19,370,000	$29,071,000
International	2,095,000	2,557,000
Distributors	1,945,000	756,000
	$23,410,000	$32,384,000

For JDL, we analyze revenue by customer group, which is as follows for the years ended December 31, 2018 and 2017:

	JDL Revenue by Customer Group
	2018	2017
Education	$2,651,000	$8,160,000
Healthcare and commercial clients	2,483,000	3,050,000
	$5,134,000	$11,210,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $1,700,000 and $1,079,000 for the years ended December 31, 2018 and 2017, respectively.

Contract Balances

The Company does not have material costs to obtain a contract or material contract liabilities.

NOTE 3 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long term investments as of December 31, 2018 and December 31, 2017:

December 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—
Total	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—

December 31, 2017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000	$6,193,000	$—	$—
Subtotal	6,193,000	—	—	6,193,000	6,193,000	—	—

Investments:
Commercial Paper	997,000	—	—	997,000	—	997,000	—
Corporate Notes/Bonds	4,545,000	—	(1,000)	4,544,000	—	4,544,000	—
Subtotal	5,542,000	—	(1,000)	5,541,000	—	5,541,000	—

Total	$11,735,000	$—	$(1,000)	$11,734,000	$6,193,000	$5,541,000	$—

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. There were no unrealized losses as of December 31, 2018.

The Company did not recognize any gross realized gains or gross realized losses during the years ending December 31, 2018 and 2017, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated statements of loss.

NOTE 4 - INVENTORIES

Inventories consist of:

	December 31
	2018	2017
Finished goods	$9,608,000	$8,056,000
Raw and processed materials	6,568,000	5,928,000
	$16,176,000	$13,984,000

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2018	2017
Land		$2,968,000	$2,951,000
Buildings and improvements	3-40 years	8,914,000	8,867,000
Machinery and equipment	3-15 years	24,105,000	26,597,000
Furniture and fixtures	3-10 years	4,054,000	4,174,000
Construction in progress		126,000	396,000
		40,167,000	42,985,000
Less accumulated depreciation		(29,205,000)	(30,360,000)
		$10,962,000	$12,625,000

NOTE 6 –GOODWILL AND INTANGIBLE ASSETS

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

The Company performs its annual impairment analysis as of April 1 each year. During 2017, the Company analyzed the reporting unit that had the goodwill and also analyzed the Company as a whole, including the Company’s four separate reporting units. Although JDL Technologies had been profitable for the prior eight quarters, the cyclical and unpredictable nature of revenues from its education sector raised issues in forecasting cash flows in future quarters used to estimate the reporting unit’s fair value. Based on this analysis of comparing the fair value of each reporting unit to the book value, and comparing the Company’s overall book value with its market capitalization, the Company determined that the book value exceeded the overall fair value of the reporting units as well as the Company’s overall market value. As a result, the Company recorded a goodwill impairment charge totaling $1,463,000 during the second quarter of 2017.

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

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and are included within other assets in the consolidated balance sheets and were as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(74,000)	$—	$(19,000)	$5,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(178,000)	—	(51,000)	—
	$818,000	$(482,000)	$(154,000)	$(177,000)	$5,000

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(66,000)	$—	$(15,000)	$17,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(485,000)	$(154,000)	$(162,000)	$17,000

Amortization expense on these identifiable intangible assets was $12,000 and $30,000 in 2018 and 2017 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2019	$2,000
2020	2,000
2021	1,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating leases: The Company leases land, buildings and equipment under operating leases with original terms from 1 to 5 years. Total rent expense was $255,000 and $474,000 in 2018 and 2017, respectively. At December 31, 2018, the Company was obligated under non-cancelable operating leases to make minimum annual future lease payments as follows:

Year Ending December 31:
2019	$106,000
2020	86,000
2021	86,000
2022	86,000
2023	86,000
Thereafter	293,000
$743,000

Line of credit: The Company has a $15,000,000 credit facility from Wells Fargo Bank. The Company had no outstanding borrowings against the credit facility at December 31, 2018 and 2017. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under this credit facility at December 31, 2018 was $9,728,000, based on the borrowing base calculation. Interest on borrowings on the credit facility is set at LIBOR plus 2.0% (4.5% at December 31, 2018). The credit agreement expires August 12, 2021 and is secured by assets of the Company. The credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is defined as the sum of unrestricted cash, marketable securities and the availability on the line of credit.

As of December 31, 2018, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long term incentive plan that provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company recognized (income)/expense of $(11,000) and $ (5,000) in 2018 and 2017, respectively. Accrual balances for long-term compensation plans at December 31, 2018 and 2017 were $0 and $11,000, respectively. There were no award payouts in 2018 and 2017. Awards under the 2016 to 2018, 2017 to 2019, and 2018 to 2020 plans will be paid out 50% in cash and 50% in stock. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

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

During 2018, stock options covering 278,665 shares were awarded to key executive employees and non-employee directors, which options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 163,002 shares to key employees during 2018 under the Company’s long-term incentive plan for the 2018 to 2020 period. The actual number of shares of deferred stock, if any, that are ultimately earned by the respective employees will be determined based on achievement against performance goals for each of the three years ending December 31, 2020 and the shares earned will be issued in the first quarter of 2021 to those key employees still with the Company at that time.

At December 31, 2018, 208,555 shares have been issued under the 2011 Incentive Plan, 1,614,558 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 676,887 shares remained available for future issuance under the 2011 Incentive Plan.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire 3,000 shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years and vested immediately. The exercise price of options granted was the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of December 31, 2018, there were 36,000 shares subject to outstanding options under the Director Plan.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan, Stock Plan and the 2011 Incentive Plan during the two years ended December 31, 2018.

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2016	922,930	$10.10	4.9 years
Awarded	288,186	4.35
Exercised	—	—
Forfeited	(38,457)	11.61
Outstanding – December 31, 2017	1,172,659	$8.63	4.55 years
Awarded	278,665	3.43
Exercised	—	—
Forfeited	(70,832)	8.56
Outstanding – December 31, 2018	1,380,492	7.56	4.18 years

Exercisable at December 31, 2018	920,556	$9.14	3.43 years
Expected to vest December 31, 2018	1,380,492	7.56	4.18 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31
	2018	2017
Expected volatility	28.6%	30.4%
Risk free interest rate	2.7%	2.0%
Expected holding period	6 years	6 years
Dividend yield	4.1%	3.7%

Total unrecognized compensation expense was $164,000 as of December 31, 2018, which is expected to be recognized over the next 1.9 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $0 based on the Company’s stock price at December 31, 2018. The intrinsic value of options exercised during the year was $0 in 2018 and 2017. There were no stock options exercised in 2018 and 2017. The following table summarizes the status of stock options outstanding at December 31, 2018:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$2.54 to $5.24	550,734	5.8 years	$3.90
$5.25 to $7.49	272,950	4.3 years	6.60
$7.50 to $9.74	18,000	0.4 years	9.73
$9.75 to $11.99	416,745	2.7 years	11.35
$12.00 to $14.15	122,063	1.9 years	12.99

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $0 in both 2018 and 2017. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period from December 31, 2016 to December 31, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	149,260	$9.55
Granted	100,239	4.42
Vested	(14,130)	10.61
Forfeited	(44,845)	10.28
Outstanding – December 31, 2017	190,524	6.60
Granted	163,002	3.56
Vested	(29,708)	10.51
Forfeited	(53,752)	5.31
Outstanding – December 31, 2018	270,066	4.48

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2018, the total unrecognized compensation expense related to the deferred stock shares was $2,000 and is expected to be recognized over a weighted-average period of 0.2 years.

Restricted Stock Units Outstanding

The following table summarizes the changes in the number of restricted stock units under the 2011 Incentive Plan over the period December 31, 2016 to December 31, 2018:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2016	27,134	8.65
Vested	(13,341)	11.05
Outstanding – December 31, 2017	13,793	6.33
Vested	(13,793)	6.33
Outstanding – December 31, 2018	—	—

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2018, the total unrecognized compensation expense related to the restricted stock units was $0.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2018 and 2017 was $191,000 and $417,000 before income taxes and $151,000 and $271,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2018. The ESPP is considered compensatory under current rules. At December 31, 2018, after giving effect to the shares issued as of that date, 23,591 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. At December 31, 2018, the ESOP held 784,463 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2018 ESOP contribution was $256,462 for which the Company issued 126,336 shares in March 2019. The 2017 ESOP contribution was $425,890 for which the Company issued 119,632 shares in 2018.

NOTE 9 – COMMON STOCK

PURCHASES OF COMMUNICATIONS SYSTEMS, INC. COMMON STOCK

In October 2008, the Company’s Board of Directors authorized the repurchase of shares of the Company’s stock pursuant to Exchange Act Rule 10b-18 on the open market, in block trades or in private transactions. At December 31, 2018, 411,910 additional shares could be repurchased under outstanding Board authorizations.

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

NOTE 10 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2018	2017
Current year income taxes:
Federal	$3,000	$(36,000)
State	134,000	56,000
Foreign	249,000	36,000
	386,000	56,000

Deferred income taxes (benefit):
Federal	$19,000	$(86,000)
State	—	(5,000)
	19,000	(91,000)

	$405,000	$(35,000)

The Company’s Austin Taylor Communications, Ltd. unit operated in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2018 and 2017. At the end of 2018, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

Net2Edge, Ltd., formally known as Transition Networks EMEA, Ltd., operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Net2Edge, Ltd. had pretax losses of $2,772,000 and $2,616,000 in 2018 and 2017, respectively. At the end of 2018, Net2Edge, Ltd.’s net operating loss carry-forward was $7,231,000.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had no activity in 2018 and 2017. At the end of 2018, Transition Networks China’s net operating loss carry-forward was $374,000. Due to the history of losses in China, the Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation reserve against any potential carry-forward benefit. Transition Networks China ceased operations in 2014 and incurred minor non-operating expenditures in 2015 to close the operations. As of 2016, Transition Networks China no longer has any operational activity.

Suttle Costa Rica operated in Costa Rica and was subject to Costa Rica income taxes. In 2005, the Board of Directors of Suttle Costa Rica declared a dividend in the amount of $3,500,000 payable to the Company. The dividend and related “dividend reinvestment plan” qualify under Internal Revenue Code Sec. 965, which allows the Company to receive an 85% dividend-received deduction if the amount of the dividend is reinvested in the United States pursuant to a domestic reinvestment plan. The Company made the required qualified capital expenditures in 2006. No deferred taxes have been provided for the undistributed earnings. As of December 31, 2018, the amount of unremitted earnings outside of the United States was not significant to the Company’s liquidity and was available to fund investments abroad. The Company closed its Costa Rica facility in 2017 and no longer has any operational activity in Costa Rica.

Suttle Costa Rica had pretax losses of $45,000 and $1,582,000 in 2018 and 2017. At the end of 2018, Suttle Costa Rica’s net operating loss carry-forward was $0.

In April 2016, we received notification from the Internal Revenue Service that they would be performing an examination of our 2012 and 2013 federal consolidated income tax returns. As of December 31, 2017, the examination was complete. The settlement and payment that resulted from the examination did not have a material effect on our results of operations.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2018	2017
Tax at U.S. statutory rate	21.0%	35.0%
Surtax exemption	—	(0.2)
State income taxes, net of federal benefit	(0.6)	0.5
Foreign income taxes, net of
foreign tax credits	(4.4)	(12.8)
Other nondeductible items	(0.6)	(1.0)
Effect of increase in uncertain tax positions	(0.3)	1.5
Change in valuation allowance	(20.3)	3.1
Change in federal deferred tax rate	—	(25.7)
Expense of prior year tax receivable	(3.9)	—
Other	2.8	(0.1)
Effective tax rate	-6.3%	0.3%

Deferred tax assets and liabilities as of December 31 related to the following:

	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$25,000	$22,000
Inventory	1,718,000	1,836,000
Accrued and prepaid expenses	348,000	245,000
Domestic net operating loss carry-forward	3,425,000	2,240,000
Long-term compensation plans	233,000	238,000
Nonemployee director stock compensation	499,000	454,000
Other stock compensation	19,000	106,000
Intangible assets	275,000	292,000
Foreign net operating loss carry-forwards and credits	2,885,000	3,063,000
Federal and state credits	845,000	857,000
Other	17,000	16,000

Gross deferred tax assets	10,289,000	9,369,000
Valuation allowance	(9,834,000)	(8,713,000)

Net deferred tax assets	455,000	656,000

Deferred tax liabilities
Depreciation	(436,000)	(618,000)

Net deferred tax liability	(436,000)	(618,000)

Total net deferred tax asset	$19,000	$38,000

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2018. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $9,834,000 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2018, the Company has a federal net operating loss carryforward from 2015 through 2018 activity of approximately $15,264,000 that is available to offset future taxable income and begins to expire in 2035.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,000 of federal and $1,024,000 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not used to reduce taxes are available to be carried forward. At December 31, 2018, the Company has an estimated federal research and development credit carryforward of approximately $467,000 and a state research and development credit carryforward of approximately $594,000.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2018	2017
Uncertain tax positions – January 1	$41,000	$207,000
Gross increases - current period tax positions	28,000	—
Settlements	—	(101,000)
Expiration of statute of limitations	(9,000)	(65,000)
Uncertain tax positions – December 31, 2018	$60,000	$41,000

Included in the balance of uncertain tax positions at December 31, 2018 are $61,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $0 in the next twelve months due to statute of limitations expirations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2018. The Company’s 2018 income tax expense decreased by $4,000 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2015 tax year.

NOTE 11- INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its businesses into four segments as follows:

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells products to transmit packetized voice and data across networks and between copper-wired and fiber optic equipment.

Management has chosen to organize the enterprise and disclose reportable segments based on products and services. Intersegment revenues are eliminated upon consolidation.

Transition Networks manufactures its products in Asia and the United States and makes sales in both the U.S. and international markets. Suttle products are sold principally to U.S. customers. Suttle operates manufacturing facilities in the U.S. JDL Technologies operates in the U.S. and makes sales in the U.S. Net2Edge operates in the U.K. and primarily makes sales in the international markets. Net long-lived assets held in foreign countries were approximately $159,000 and $93,000 at December 31, 2018 and 2017, respectively. Consolidated sales to U.S. customers were approximately 83% and 83% of sales from continuing operations in 2018 and 2017 respectively. In 2018, sales to one of Transition Networks’ customers accounted for 11.3% of consolidated sales and sales to one of Suttle’s customers accounted for 10.3% of consolidated sales. In 2017, sales to one of Suttle’s customers accounted for 10.3% of consolidated sales. At December 31, 2018, Transition Networks had two customers that made up 16% and 14% of consolidated accounts receivable, JDL had one customer that made up 15% of accounts receivable, and Suttle had one customer that made up 14% of consolidated accounts receivable. At December 31, 2017, Suttle had one customer that made up 21% of consolidated accounts receivables and Transition Networks had two customers that made up 17% and 15% of consolidated accounts receivable.

Information concerning the Company’s operations in the various segments for the twelve-month periods ended December 31, 2018 and 2017 is as follows:

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
2018
Sales	$36,470,000	$23,410,000	$5,134,000	$1,700,000	$—	$(951,000)	$65,763,000
Cost of sales	19,775,000	19,725,000	3,830,000	1,215,000	—	(89,000)	44,456,000
Gross profit	16,695,000	3,685,000	1,304,000	485,000	—	(862,000)	21,307,000
Selling, general and administrative expenses	14,812,000	8,393,000	1,879,000	3,279,000	—	(862,000)	27,501,000
Restructuring expense	—	364,000	—	—	—	—	364,000
Operating (loss) income	1,883,000	(5,072,000)	(575,000)	(2,794,000)	—	—	(6,558,000)
Other income (expense)	(31,000)	(52,000)	3,000	22,000	230,000	—	172,000
Income (loss) before tax	$1,852,000	$(5,124,000)	$(572,000)	$(2,772,000)	$230,000	$—	$(6,386,000)

Depreciation and amortization	$420,000	$1,551,000	$179,000	$65,000	$—	$—	$2,215,000

Capital expenditures	$81,000	$542,000	$—	$127,000	$14,000	$—	$764,000

Assets	$19,228,000	$12,298,000	$2,572,000	$1,894,000	$17,356,000	$(27,000)	$53,321,000

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
2017
Sales	$38,541,000	$32,384,000	$11,210,000	$1,079,000	$—	$(891,000)	$82,323,000
Cost of sales	21,779,000	30,964,000	8,437,000	398,000	—	(91,000)	61,487,000
Gross profit	16,762,000	1,420,000	2,773,000	681,000	—	(800,000)	20,836,000
Selling, general and administrative expenses	15,371,000	8,900,000	2,101,000	3,127,000	—	(800,000)	28,699,000
Impairment	—	—	1,463,000	154,000	—	—	1,617,000
Restructuring expense	—	2,285,000	—	—	—	—	2,285,000
Operating income (loss)	1,391,000	(9,765,000)	(791,000)	(2,600,000)	—	—	(11,765,000)
Other income (expense)	10,000	(123,000)	—	(15,000)	33,000	—	(95,000)
Income (loss) before tax	$1,401,000	$(9,888,000)	$(791,000)	$(2,615,000)	$33,000	$—	$(11,860,000)

Depreciation and amortization	$705,000	$2,155,000	$269,000	$57,000	$—	$—	$3,186,000

Capital expenditures	$232,000	$397,000	$8,000	$69,000	$67,000	$—	$773,000

Assets	$12,543,000	$18,359,000	$1,073,000	$1,229,000	$24,969,000	$(27,000)	$58,146,000

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, are summarized below:

	December 31, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$8,428,000	$—	$—	$8,428,000
Total	$8,428,000	$—	$—	$8,428,000

	December 31, 2017

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$6,193,000	$—	$—	$6,193,000
Subtotal	6,193,000	—	—	6,193,000

Short-term investments:
Commercial Paper	—	997,000	—	997,000
Corporate Notes/Bonds	—	4,544,000	—	4,544,000
Subtotal	—	5,541,000	—	5,541,000

Total	$6,193,000	$5,541,000	$—	$11,734,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2018 and 2017.

NOTE 13 – RESTRUCTURING CHARGES

During the year ended December 31, 2017, the Company recorded $2,285,000 in restructuring expense. This included severance and related benefits costs due to the restructuring within the Suttle business segment, including costs related to the closure of the Costa Rica facility. The facility was completely closed during 2017. During the year ended December 31, 2018, the Company recorded $364,000 in restructuring expense. This consisted of severance and related benefits costs due to organizational restructuring within the Suttle business segment. The Company paid $0 in restructuring charges during 2018 and had $364,000 in restructuring accruals recorded at December 31, 2018.

NOTE 14 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to a number of closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyers ability to obtain regulatory approval for its intended use of the property. The due diligence period lapsed on January 29, 2019 and the buyer met certain required obligations. If the sale proceeds, the Company currently expects the transaction to close in the second half of 2019 or early 2020.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

(b)	SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results

(in thousands except per share amounts)

Unaudited

	Quarter Ended
	March 31	June 30	Sep 30	Dec 31
2018
Sales	$16,774	$15,038	$15,292	$18,659
Operating loss	(1,974)	(2,722)	(1,602)	(260)
Net loss	(1,860)	(2,642)	(1,545)	(745)

Basic net loss per share	$(0.21)	$(0.29)	$(0.17)	$(0.08)
Diluted net loss per share	$(0.21)	$(0.29)	$(0.17)	$(0.08)

2017
Sales	$20,800	$22,068	$20,412	$19,043
Operating income (loss)	(1,460)	(4,067)	(4,654)	(1,584)
Net loss	(1,516)	(4,091)	(4,522)	(1,697)

Basic net (loss) income per share	$(0.17)	$(0.46)	$(0.50)	$(0.19)
Diluted net (loss) income per share	$(0.17)	$(0.46)	$(0.50)	$(0.19)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018. Based on that evaluation, as detailed below, management concluded that the Company’s disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal controls and procedures are effective.

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

In addition, we performed additional procedures related to the Company’s long-lived asset impairment analysis and concluded that our failure to adequately review our impairment analysis in sufficient detail did not result in misstatements within the Company’s consolidated financial statements. We concluded, however, that there was a reasonable possibility that a material misstatement in the Company’s consolidated financial statements may not have been prevented or detected on a timely basis.

Implemented Remedial Actions in Response to Material Weaknesses

To address the above, we designed and in 2018 implemented and tested new review controls to value our business units to ensure that and long-lived asset impairment analyses are completed in a timely manner and in enough detail to operate at a sufficient level of precision to identify improper assumptions.

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

Changes in Internal Control

Except as noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its May 22, 2019 Annual Meeting of Shareholders (“2019 Proxy Materials”) and is incorporated herein by reference. The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Materials, and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2019 Proxy Materials and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2019 Proxy Materials, and is expressly incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2019 Proxy Materials, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2019 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2019 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2019 Proxy Materials, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 30 to 52 herein:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2018 and 2017

●	Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2018, and 2017

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

Regulation S-K Reference	Title of Document	Location

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.3		Amended and Restated Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock	Filed as Exhibit 4(a) to Form 8-A dated December 28, 2009 and incorporated herein by reference.

10.1		Amended and Restated Credit Agreement dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.1.1		First Amendment dated September 30, 2016 to Amended and Restated Credit Agreement dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference.

10.2		Amended and Restated Security Agreement dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.2 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.3		Amended and Restated Note dated August 12, 2016 by and among Communications Systems, Inc., JDL Technologies, Inc., Transition Networks, Inc., Suttle, Inc. to Wells Fargo National Bank, National Association	Filed as Exhibit 10.3 to the Form 8-K dated August 12, 2016 and incorporated herein by reference.

10.4	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.4.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.

10.4.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference.

10.4.3	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.5	*	1990 Employee Stock Purchase Plan, as amended May 21, 2015	Filed as Appendix B to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.6	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7	*	1992 Stock Plan, as amended August 11, 2011	Filed as Exhibit 10.3 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.8	*	Supplemental Executive Retirement Plan	Filed as Exhibit 10.8 to the 1993 Form 10-K and incorporated herein by reference.

10.9	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.10	*	Communications Systems Inc. 2011 Executive Incentive Compensation Plan, as amended May 23, 2018	Filed as Appendix A to the Proxy Statement dated April 11, 2018 for the 2018 Annual Meeting of Shareholders and incorporated herein by reference.

10.11	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.12		Form of Rights Agreement, dated as of December 23, 2009 between Communications Systems, Inc. and Wells Fargo Bank National Association	Filed as Exhibit 4(b) to Form 8-A on December 28, 2009 and incorporated herein by reference.

10.13		Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed herewith.

21		Subsidiaries of the Registrant	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.

24		Power of Attorney	Included in signatures at page 59.

31.1		Certification of Chief Executive Officer	Filed herewith.

31.2		Certification of Chief Financial Officer	Filed herewith.

32		Certification under USC § 1350	Filed herewith.

99.1		Press Release dated March 6, 2019 Announcing 2018 Fourth Quarter and Year-End Results	Filed herewith.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $0.25 per page upon written request directed to CSI’s Assistant Secretary at the executive offices of the Company.

ITEM 16. FORM 10-K SUMMARY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

Dated: March 8, 2019	/s/ Roger H.D. Lacey
Roger H.D. Lacey, Chief Executive Officer and Chairman of the Board of Directors

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

Signature	Title	Date

/s/Roger H.D. Lacey	Chief Executive Officer	March 8, 2019
Roger H.D. Lacey	and Chairman of the Board of Directors

/s/Mark D. Fandrich	Group Business President and	March 8, 2019
Mark D. Fandrich	Chief Financial Officer (Principal Financial Officer)

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 8, 2019
Kristin A. Hlavka	Accounting Officer)

/s/Curtis A. Sampson	Chairman Emeritus of the Board of	March 8, 2019
Curtis A. Sampson	Directors and Director

/s/Randall D. Sampson	Director	March 8, 2019
Randall D. Sampson

/s/Richard A. Primuth	Director	March 8, 2019
Richard A. Primuth

/s/Steven C. Webster	Director	March 8, 2019
Steven C. Webster