Form 10-Q
period 2019-03-31
COMMUNICATIONS SYSTEMS INC
filed 2019-05-07
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined by Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐

Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐   NO ☒

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value , $.05 per share	JCS	Nasdaq

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 1, 2019	9,316,576

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31	December 31
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$9,490,706	$11,056,426
Trade accounts receivable, less allowance for doubtful accounts of $168,000 and $136,000, respectively	13,272,257	13,401,042
Inventories	15,353,018	16,175,616
Prepaid income taxes	146,013	148,036
Other current assets	1,643,156	1,553,972
Current assets held for sale	1,029,111	—
TOTAL CURRENT ASSETS	40,934,261	42,335,092

PROPERTY, PLANT AND EQUIPMENT, net	9,933,199	10,962,239
OTHER ASSETS:
Deferred income taxes	19,068	19,068
Operating lease right of use asset	449,995	—
Other assets, net	2,017	4,765
Non-current assets held for sale	852,581	—
TOTAL OTHER ASSETS	1,323,661	23,833
TOTAL ASSETS	$52,191,121	$53,321,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,253,169	$5,394,981
Accrued compensation and benefits	2,255,964	2,892,199
Operating lease liability	89,435	—
Other accrued liabilities	2,917,235	3,168,049
Dividends payable	185,482	184,541
TOTAL CURRENT LIABILITIES	9,701,285	11,639,770
LONG TERM LIABILITIES:
Long-term compensation plans	40,551	—
Uncertain tax positions	—	28,267
Operating lease liability	348,020	—
TOTAL LONG-TERM LIABILITIES	388,571	28,267
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,308,520 and 9,158,438 shares issued and outstanding, respectively	465,426	457,922
Additional paid-in capital	43,036,333	42,680,499
Accumulated deficit	(677,819)	(734,001)
Accumulated other comprehensive loss	(722,675)	(751,293)
TOTAL STOCKHOLDERS’ EQUITY	42,101,265	41,653,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,191,121	$53,321,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31
	2019	2018

Sales	$16,723,294	$16,773,685
Cost of sales	10,296,329	11,595,066
Gross profit	6,426,965	5,178,619
Operating expenses:
Selling, general and administrative expenses	6,246,330	7,152,840
Total operating expenses	6,246,330	7,152,840
Operating income (loss)	180,635	(1,974,221)
Other income (expenses):
Investment and other income	44,890	104,121
(Loss) Gain on sale of assets	(935)	27,531
Interest and other expense	(9,444)	(9,706)
Other income, net	34,511	121,946
Income (Loss) from operations before income taxes	215,146	(1,852,275)
Income tax (benefit) expense	(24,967)	7,570
Net income (loss)	240,113	(1,859,845)
Other comprehensive income (loss), net of tax:
Unrealized loss (gain) on available-for-sale securities	—	(6,432)
Foreign currency translation adjustment	28,618	34,094
Total other comprehensive income	28,618	27,662
Comprehensive income (loss)	$268,731	$(1,832,183)

Basic net income (loss) per share:	$0.03	$(0.21)
Diluted net income (loss) per share:	$0.03	$(0.21)
Weighted Average Basic Shares Outstanding	9,176,093	9,000,185
Weighted Average Dilutive Shares Outstanding	9,176,093	9,000,185
Dividends declared per share	$0.02	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	240,113	—	240,113
Issuance of common stock under Employee Stock Purchase Plan	13,421	671	26,574	—	—	27,245
Issuance of common stock to Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under Executive Stock Plan	4,575	229	—	—	—	229
Share based compensation	—	—	69,687	—	—	69,687
Other share retirements	(740)	(37)	(3,422)	1,494	—	(1,965)
Shareholder dividends ($0.02 per share)	—	—	—	(185,425)	—	(185,425)
Other comprehensive income	—	—	—	—	28,618	28,618
BALANCE AT MARCH 31, 2019	9,308,520	$465,426	$43,036,333	$(677,819)	$(722,675)	$42,101,265

For the Three Months Ended March 31, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(1,859,845)	—	(1,859,845)
Issuance of common stock under Employee Stock Purchase Plan	7,955	398	27,922	—	—	28,320
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	29,708	1,485	—	—	—	1,485
Share based compensation	—	—	84,577	—	—	84,577
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends ($0.04 per share)	—	—	—	(365,132)	—	(365,132)
Other comprehensive loss	—	—	—	—	27,662	27,662
BALANCE AT MARCH 31, 2018	9,122,986	$456,149	$42,501,770	$5,113,019	$(585,717)	$47,485,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$240,113	$(1,859,845)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	421,563	631,512
Share based compensation	69,687	84,577
Loss (gain) on sale of assets	935	(27,531)
Changes in assets and liabilities:
Trade accounts receivable	138,418	427,806
Inventories	849,494	(218,697)
Prepaid income taxes	3,300	52,064
Other assets, net	(1,115,523)	(591,025)
Accounts payable	(1,169,546)	433,148
Accrued compensation and benefits	(327,617)	249,526
Other accrued liabilities	(273,469)	1,057,571
Income taxes payable	(28,267)	408
Net cash (used in) provided by operating activities	(1,190,912)	239,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(226,302)	(263,867)
Purchases of investments	—	(3,488,793)
Proceeds from the sale of property, plant and equipment	9,000	29,013
Proceeds from the sale of investments	—	3,004,602
Net cash used in investing activities	(217,302)	(719,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(184,484)	(390,738)
Proceeds from issuance of common stock, net of shares withheld	25,509	1,342
Net cash used in financing activities	(158,975)	(389,396)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,469	7,374
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,565,720)	(861,553)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,056,426	12,453,663
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,490,706	$11,592,110
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$—	$(44,902)
Interest paid	9,369	9,382
Dividends declared not paid	185,482	371,545
Capital expenditures in accounts payable	21,701	61,304

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.) and the United Kingdom (U.K.). CSI is principally engaged through its Transition Networks, Inc. (“Transition Networks” or “Transition”) subsidiary and business unit in the manufacture and sale of core media conversion products, Ethernet switches, and other connectivity and data transmission products, and through its Suttle, Inc. (“Suttle”) subsidiary and business unit in the manufacture and sale of connectivity infrastructure products for broadband and voice communications. Through its JDL Technologies, Inc. (“JDL Technologies” or “JDL”) business unit, CSI provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment. Through its Net2Edge Limited (“Net2Edge”) U.K.-based business unit, the Company develops, manufactures and sells Ethernet-based edge network access products to telecommunications carriers.

The Company classifies its businesses into four segments corresponding to the Transition Networks, Suttle, JDL Technologies, and Net2Edge business units. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2019 and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended March 31, 2019 and 2018 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended March 31, 2019 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2018	$(764,000)	$13,000	$(751,000)

Net current period change	28,000	0	28,000

March 31, 2019	$(736,000)	$13,000	$(723,000)

NOTE 2 – REVENUE RECOGNITION

Transition Networks & Suttle, Inc.

The Company has determined that the revenue recognition for its Suttle and Transition Networks divisions occurs upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

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

Net2Edge Limited

The Company’s Net2Edge division manufactures and markets Ethernet based edge network access devices. The Company principally sells these products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division is recognized at a point in time, upon the delivery of its connectivity infrastructure and data transmission products.

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues, which is different for each segment.

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three months ended March 31, 2019 and 2018:

	Transition Networks Sales by Region
	Three Months Ended March 31
	2019	2018
North America	$6,910,000	$7,641,000
Rest of World	725,000	975,000
Europe, Middle East, Africa (“EMEA”)	1,255,000	537,000
	$8,890,000	$9,153,000

	Transition Networks Sales by Product Group
	Three Months Ended March 31
	2019	2018
Media converters	$5,378,000	$5,184,000
Ethernet switches and adapters	2,000,000	2,260,000
Other products	1,512,000	1,709,000
	$8,890,000	$9,153,000

For Suttle, we analyze revenues by product and customer group, which is as follows for the three months ended March 31, 2019 and 2018:

	Suttle Sales by Product Group
	Three Months Ended March 31
	2019	2018
Structured cabling and connecting system products	$5,077,000	$6,573,000
DSL and other products	444,000	400,000
	$5,521,000	$6,973,000

	Suttle Sales by Customer Group
	Three Months Ended March 31
	2019	2018
Communication service providers	$4,591,000	$5,947,000
International	400,000	580,000
Distributors	530,000	446,000
	$5,521,000	$6,973,000

For JDL, we analyze revenue by customer group, which is as follows for the three months ended March 31, 2019 and 2018:

	JDL Revenue by Customer Group
	Three Months Ended March 31
	2019	2018
Education	$1,473,000	$109,000
Healthcare and commercial clients	735,000	601,000
	$2,208,000	$710,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $448,000 and $165,000 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 3 – LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (ASC Topic 842), which is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities.

The Company adopted this standard with a cumulative-effect adjustment as of January 1, 2019, the beginning of the period of adoption. The Company has elected the package of practical expedients permitted in ASC Topic 842. Adoption of the new standard resulted in the recording of right of use (“ROU”) assets and lease liabilities of approximately $280,000 and $259,000, respectively as of January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Because the rate implicit in each individual lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. Adoption of the standard did not materially impact the Company’s condensed consolidated balance sheets, consolidated statement of income (loss) and comprehensive income (loss) or condensed consolidated statements of cash flows.

The Company has entered into operating leases for two office locations, including one in February 2019. These leases have remaining lease terms of 5 to 8 years. One of the leases includes two options to extend the lease for 5 years each, and the other lease includes an option to terminate the lease in 2022. One of the leases includes a 3% rent adjustment on each anniversary of the lease. As of March 31, 2019, total ROU assets and operating lease liabilities were $450,000 and $437,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized $29,000 in lease expense.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

Three Months Ended March 31, 2019

Cash paid for operating leases	$17,000
Right-of-use assets obtained in exchange for new operating lease obligations (1)	450,000
Weighted-average remaining lease term	4 years
Weighted-average discount rate	4.5%

(1)	Includes $262,000 for operating leases existing on January 1, 2019 and $188,000 for operating leases that commenced in the first quarter of 2019.

Maturities of lease liabilities as of March 31, 2019 were as follows:

Q2 - Q4 2019	$93,000
2020	126,000
2021	131,000
2022	89,000
2023	47,000
Thereafter	4,000
Total lease payments	490,000
Less imputed interest	(53,000)
Total operating lease liabilities	$437,000

Future minimum lease commitments under operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

Year Ending December 31:
2019	$106,000
2020	86,000
2021	86,000
2022	50,000
$328,000

As of March 31, 2019, the Company does not have any additional future operating lease obligations that have not yet commenced.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents as of March 31, 2019 and December 31, 2018:

March 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$6,974,000	$—	$—	$6,974,000	$6,974,000	$—	$—
Total	$6,974,000	$—	$—	$6,974,000	$6,974,000	$—	$—

December 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—
Total	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—

The Company tests for other than temporary losses on a quarterly basis. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. The Company did not have any unrealized losses as of March 31, 2019.

The Company did not recognize any gross realized gains or losses during either of the three month periods ending March 31, 2019 or 2018, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2019. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2019, after giving effect to the shares issued as of that date, 10,170 shares remain available for future issuance under the ESPP.

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

During 2019, stock options covering 50,769 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 157,907 shares to key employees during the first quarter of 2019 under the Company’s long-term incentive plan. These awards vest over three years with the first vesting date being March 28, 2020.

At March 31, 2019, 213,130 shares have been issued under the 2011 Incentive Plan, 1,649,926 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 636,944 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of March 31, 2019, there were 36,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2018 to March 31, 2019:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2018	1,380,492	$7.56	4.18
Awarded	50,769	2.64
Exercised	—	—
Forfeited	(120,171)	11.27
Outstanding – March 31, 2019	1,311,090	7.03	4.24

Exercisable at March 31, 2019	933,496	$8.34	3.58
Expected to vest March 31, 2019	1,311,090	7.03	4.24

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2019 was $7,000. The intrinsic value of all options exercised during the three months ended March 31, 2019 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three month periods ended March 31, 2019 and 2018.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2018 to March 31, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2018	270,066	$4.48
Granted	157,907	2.64
Vested	(4,575)	4.56
Forfeited	(48,562)	4.40
Outstanding – March 31, 2019	374,836	3.34

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2019 was $70,000 before income taxes and $55,000 after income taxes. Share-based compensation expense recognized for the three months ended March 31, 2018 was $85,000 before income taxes and $67,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $582,000 at March 31, 2019 and is expected to be recognized over a weighted-average period of 2.8 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	March 31	December 31
	2019	2018
Finished goods	$9,656,000	$9,608,000
Raw and processed materials	5,697,000	6,568,000
	$15,353,000	$16,176,000

NOTE 7 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(78,000)	$—	$(18,000)	$2,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(497,000)	$(154,000)	$(165,000)	$2,000

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(74,000)	$—	$(19,000)	$5,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(178,000)	—	(51,000)	—
	$818,000	$(482,000)	$(154,000)	$(177,000)	$5,000

Amortization expense on these identifiable intangible assets was $3,000 for both the three months ended March 31, 2019 and 2018, respectively. The amortization expense is included in selling, general and administrative expenses. At March 31, 2019, the estimated future amortization expense for definite-lived intangible assets for the remainder of 2019 and all of the following four fiscal years is as follows:

Year Ending December 31:
2019	$2,000

NOTE 8 – WARRANTY

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

The following table presents the changes in the Company’s warranty liability for the three month periods ended March 31, 2019 and 2018, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2019	2018
Beginning balance	$594,000	$603,000
Amounts charged (credited) to expense	(13,000)	79,000
Actual warranty costs paid	(11,000)	(25,000)
Ending balance	$570,000	$657,000

NOTE 9 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank, N.A.  The Company had no outstanding borrowings against the line of credit at March 31, 2019 or December 31, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2019 was $7,871,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.5% at March 31, 2019). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at March 31, 2019.

NOTE 11 – INCOME TAXES

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

At March 31, 2019 there was $100,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2015-2018 remain open to examination by the Internal Revenue Service and the years 2014-2018 remain open to examination by various state tax departments. The tax years from 2015-2018 remain open in Costa Rica.

The Company’s effective income tax rate was (11.6%) for the first three months of 2019. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation shortfalls, provision true-ups, and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 7.5% for the three months ended March 31, 2019. There were no additional uncertain tax positions identified in the first three months of 2019. The Company’s effective income tax rate for the three months ended March 31, 2018 was (0.4%), and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls, provision true-ups, and changes in valuation allowances related to deferred tax assets.

NOTE 12 – SEGMENT INFORMATION

Effective January 1, 2019, the Company realigned the financial reporting for its business units. As a result of this realignment, certain corporate general and administrative expenses that were previously included within the business unit level as fully allocated costs are now categorized as “Other”. The Company classifies its businesses into the four segments as follows:

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer customers the ability to affordably integrate the benefits of fiber optics into any data network;
●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;
●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and
●	Net2Edge develops, manufactures and sells edge network access products to telecommunications carriers.

Management has chosen to organize the Company and disclose reportable segments based on our products and services. Intersegment revenues are eliminated upon consolidation. In order to conform to the 2019 presentation, the Company has reclassified the 2018 Corporate expenses previously allocated to reportable segments to the “Other” section.

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2019 and 2018 is as follows:

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2019
Sales	$8,890,000	$5,521,000	$2,208,000	$448,000	$—	$(344,000)	$16,723,000
Cost of sales	5,136,000	3,720,000	1,341,000	227,000	—	(128,000)	10,296,000
Gross profit	3,754,000	1,801,000	867,000	221,000	—	(216,000)	6,427,000
Selling, general and administrative expenses	3,695,000	1,058,000	376,000	748,000	585,000	(216,000)	6,246,000
Operating income (loss)	59,000	743,000	491,000	(527,000)	(585,000)	—	181,000
Other income (expense)	—	9,000	(10,000)	(1,000)	36,000	—	34,000
Income (loss) before income tax	$59,000	$752,000	$481,000	$(528,000)	$(549,000)	$—	$215,000

Depreciation and amortization	$79,000	$295,000	$28,000	$20,000	$—	$—	$422,000

Capital expenditures	$—	$16,000	$36,000	$7,000	$167,000	$—	$226,000

Assets	$17,668,000	$12,236,000	$3,814,000	$2,863,000	$15,637,000	$(27,000)	$52,191,000

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended March 31, 2018
Sales	$9,153,000	$6,973,000	$710,000	$165,000	$—	$(227,000)	$16,774,000
Cost of sales	5,226,000	5,598,000	728,000	62,000	—	(19,000)	11,595,000
Gross profit (loss)	3,927,000	1,375,000	(18,000)	103,000	—	(208,000)	5,179,000
Selling, general and administrative expenses	3,466,000	1,975,000	424,000	904,000	592,000	(208,000)	7,153,000
Operating (loss) income	461,000	(600,000)	(442,000)	(801,000)	(592,000)	—	(1,974,000)
Other income (expense)	(2,000)	24,000	—	(8,000)	108,000	—	122,000
Income (loss) before income tax	$459,000	$(576,000)	$(442,000)	$(809,000)	$(484,000)	$—	$(1,852,000)

Depreciation and amortization	$141,000	$414,000	$63,000	$14,000	$—	$—	$632,000

Capital expenditures	$20,000	$227,000	$—	$17,000	$—	$—	$264,000

Assets	$13,813,000	$17,025,000	$1,243,000	$1,732,000	$23,950,000	$(27,000)	$57,736,000

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three month periods ended March 31, 2019 and 2018, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 1,311,090 and 1,332,272 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 216,929 and 309,819 shares would not have been included for the three months ended March 31, 2019 and 2018 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, are summarized below:

	March 31, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$6,974,000	$—	$—	$6,974,000
Total	$6,974,000	$—	$—	$6,974,000

	December 31, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$8,428,000	$—	$—	$8,428,000
Total	$8,428,000	$—	$—	$8,428,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2019.

NOTE 15 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to a number of closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyer’s ability to obtain regulatory approval for its intended use of the property. The due diligence period lapsed on January 29, 2019 and the buyer met certain required obligations. If the sale proceeds, the Company currently expects the transaction to close in the second half of 2019 or early 2020.

NOTE 16 – ASSETS HELD FOR SALE

On April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash. The proceeds will be used for general corporate purposes. Concurrent with the closing of the transaction, Suttle and PPC entered into a Transition Services Agreement under which Suttle will continue to manufacture products related to the FutureLink™ Fiber business line until September 30, 2019, to ensure seamless supply to the customer base. Inventory and capital equipment sold under the agreement have been recorded as current and non-current assets held for sale at March 31, 2019.

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company adopted the accounting standard effective January 1, 2019. Please see Note 3 for the required disclosures related to the impact of adopting this standard.

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

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events other than those disclosed in the footnotes to these financial statements that require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells edge network access products to telecommunications carriers.

First Quarter 2019 Summary

●	Consolidated sales were $16.7 million in Q1 2019 compared to $16.8 million in Q1 2018.

●	The Company incurred operating income of $181,000 in Q1 2019 compared to an operating loss of $2.0 million in Q1 2018.

●	Net income was $240,000, or $0.03 per diluted share in Q1 2019, compared to a net loss of $1.9 million, or ($0.21) per diluted share, in Q1 2018.

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

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably;

●	The ability of the Special Committee of the Board of Directors to develop strategic options for the Company and the Company’s ability to implement these strategies;

●	The impact of changing government expenditures in our markets; and

●	The fact that the sale of the Company’s Minnetonka headquarters is subject to contingencies, some of which are beyond the Company’s control; and

●	The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to profitably sell its products in international markets; and

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and these providers’ continued investment and deployment into building and maintaining their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pricing pressure that adversely affects Suttle’s margins;

●	Suttle’s ability to develop and sell new product solutions for “Suttle Home, Securely Wired” applications to offset declining sales and lower or fluctuating gross margins in its legacy products;

●	Suttle’s ability to utilize its production capacity profitably; and

●	Suttle’s reliance on contract manufacturers and OEMs to supply components and products in a timely manner.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer in light of continuing delays in the government funding of this customer and JDL’s ability to expand to other educational prospects;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability; and

●	Net2Edge’s ability to sustain meaningful product differentiation and achieve substantial gross margins.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended March 31, 2019 Compared to

Three Months Ended March 31, 2018

Consolidated sales declined slightly in the first quarter of 2019 to $16,723,000 compared to $16,774,000 in the same period of 2018. Consolidated operating income in the first quarter of 2019 was $181,000 compared to an operating loss of $1,974,000 in the first quarter of 2018. Net income in the first quarter of 2019 was $240,000 or $0.03 per share compared to net loss of $1,860,000 or $ (0.21) per share in the first quarter of 2018.

Transition Networks Results

Transition Networks sales decreased 3% to $8,890,000 in the first quarter of 2019 compared to $9,153,000 in 2018. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2019	2018
North America	$6,910,000	$7,641,000
Rest of World (“ROW”)	725,000	975,000
Europe, Middle East, Africa (“EMEA”)	1,255,000	537,000
	$8,890,000	$9,153,000

The following table summarizes Transition Networks’ 2019 and 2018 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2019	2018
Media converters	$5,378,000	$5,184,000
Ethernet switches and adapters	2,000,000	2,260,000
Other products	1,512,000	1,709,000
	$8,890,000	$9,153,000

Sales in North America decreased $731,000, or 10%, primarily due to timing of orders from the federal government and a large carrier customer. International sales increased $468,000, or 31%, primarily due to a significant project with a customer in our EMEA region for media converter products, partially offset by weakness in our ROW region. Media converter sales increased 4% or $194,000 due to the large EMEA project. Sales of Ethernet switches and adapters decreased 12% or $260,000 due to timing of orders from the federal government. All other product sales decreased 12% or $197,000 due to slower activity in our ancillary products business.

Gross profit on first quarter sales decreased to $3,754,000 in 2019 as compared to $3,927,000 in 2018. Gross margin as a percentage of sales decreased to 42.2% in the first quarter of 2019 from 42.9% in 2018 due primarily to product mix related to a large project in the EMEA region. Selling, general and administrative expenses increased 7% to $3,695,000, or 41.6% of sales, in the first quarter of 2019 compared to $3,466,000, or 37.9% of sales, in 2018 due to an increase in engineering expenses related to prototype development and employee related expenses.

Transition Networks had operating income of $59,000 in the first quarter of 2019 compared to operating income of $461,000 in 2018.

Suttle Results

Suttle sales decreased 21% in the first quarter of 2019 to $5,521,000 compared to $6,973,000 in the same period of 2018 due to reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first quarter of 2019 and 2018 were:

	Suttle Sales by Customer Group
	2019	2018
Communication service providers	$4,591,000	$5,947,000
International	400,000	580,000
Distributors	530,000	446,000
	$5,521,000	$6,973,000

Suttle’s sales by product groups in first quarter of 2019 and 2018 were:

	Suttle Sales by Product Group
	2019	2018
Structured cabling and connecting system products	$5,077,000	$6,573,000
DSL and other products	444,000	400,000
	$5,521,000	$6,973,000

Sales to communication service providers decreased 23% in the first quarter of 2019 due to reduced spend from Tier 1 telecommunications providers and volume declines in legacy products. Sales to communication service providers accounted for 83% of Suttle’s sales in the first quarter of 2019 compared to 85% of sales in 2018. Sales to distributors increased 19% in the first quarter of 2019 due to a shift in purchasing decisions from the Tier 1 suppliers to installers, and accounted for 10% and 6% of sales in the first quarters of 2019 and 2018, respectively. International sales decreased 31% in the first quarter of 2019 due to a decrease in legacy product sales in Latin America, and accounted for 7% of Suttle’s first quarter 2019 sales.

Sales of structured cabling and connecting system products decreased 23% in the first quarter of 2019 due to a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Suttle’s gross profit increased 31% in the first quarter of 2019 to $1,801,000 compared to $1,375,000 in the same period of 2018. Gross margin as a percentage of sales increased to 32.6% from 19.7% in the same period of 2018 due to overall favorable product mix changes, price increases at certain Tier 1 suppliers, workforce reductions made at the end of 2018, and lower inventory adjustments. Selling, general and administrative expenses decreased 46% to $1,058,000, or 19.2% of sales, in the first quarter of 2019 compared to $1,975,000, or 28.3% of sales, in the same period in 2018 due primarily to workforce reductions made at the end of 2018.

Suttle incurred operating income of $743,000 in the first quarter of 2019 compared to an operating loss of $600,000 in 2018.

As noted above in Note 16, on April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash and the proceeds will be used for general corporate purposes. Suttle’s 2018 revenues from its Fiber business was approximately $4.7 million.

JDL Technologies Results

JDL Technologies sales increased 211% to $2,208,000 in the first quarter of 2019 compared to $710,000 in 2018.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2019	2018
Education	$1,473,000	$109,000
Healthcare and commercial clients	735,000	601,000
	$2,208,000	$710,000

Revenues from the education sector increased $1,364,000 or 1251% in the first quarter of 2019 as compared to the 2018 first quarter due to the resumption of scheduled education projects funded by the federal government that were delayed in the prior year. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, increased $134,000, or 22% due to ongoing efforts to expand managed services and infrastructure sales to these markets.

Gross profit increased 4917% to $867,000 in the first quarter of 2019 compared to $ (18,000) in the same period in 2018. Gross margin as a percentage of sales increased to 39.3% in the first quarter of 2019 compared to -2.5% in 2018 due to the increase in revenue in our education sector and the prior year having certain fixed costs on lower revenue. Selling, general and administrative expenses decreased 11% in the first quarter of 2019 to $376,000, or 17.0% of sales, compared to $424,000, or 59.7% of sales, in 2018 due to lower selling and marketing spend.

JDL Technologies reported operating income of $491,000 in the first quarter of 2019 compared to an operating loss of $442,000 in the same period of 2018.

Net2Edge Results

Net2Edge’s sales increased 172% to $448,000 in the first quarter of 2019 compared to $165,000 in 2018 primarily due to revenue from established CSI accounts with new higher featured products. Gross profit increased 115% to $221,000 in the first quarter of 2019 compared to $103,000 in the same period of 2018. Gross margin as a percentage of sales decreased to 49.3% in 2019 from 62.4% in 2018 due to product mix and costs associated with expediting raw materials. Selling, general and administrative expenses decreased 17% in 2019 to $748,000 compared to $904,000 in 2018 due to a reduction in selling expenses. Net2Edge reported an operating loss of $527,000 in the first quarter of 2019 compared to an operating loss of $801,000 in the same period of 2018.

Income Taxes

The Company’s income before income taxes was $215,000 in the first quarter of 2019 compared to a loss before income taxes of $1,852,000 in the first quarter of 2018. The Company’s effective income tax rate was (11.6%) in the first quarter of 2019 and (0.4%) in 2018. This effective tax rate for 2019 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation shortfalls, provision true-ups and changes in valuation allowances related to deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2019, the Company had $9,491,000 in cash, cash equivalents and investments. Of this amount, $6,974,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

The Company had working capital of $31,233,000 at March 31, 2019, consisting of current assets of approximately $40,934,000 and current liabilities of $9,701,000 compared to working capital of $30,695,000 at December 31, 2018 consisting of current assets of $42,335,000 and current liabilities of $11,640,000.

Cash flow used in operating activities was approximately $1,191,000 in the first three months of 2019 and $240,000 provided in the same period of 2018. Significant working capital changes from December 31, 2018 to March 31, 2019 included a decrease in accounts payable of $1,170,000.

Net cash used in investing activities was $217,000 in the first three months of 2019 compared to $719,000 provided in 2018, due to capital expenditures.

Net cash used in financing activities was $159,000 in the first three months of 2019 compared to $389,000 used in financing activities in 2018. Cash dividends paid on common stock decreased to $184,000 in 2019 ($0.02 per common share) from $391,000 in 2018 ($0.04 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $27,000 in 2019 and $30,000 in 2018. The Company did not repurchase any shares in 2019 or 2018 under the Board-authorized program. At March 31, 2019, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $2,000 and $28,000 in 2019 and 2018, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.5% at March 31, 2019). The Company had no outstanding borrowings against the line of credit at March 31, 2019. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2018 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company adopted the accounting standard effective January 1, 2019. Please see Note 3 for the required disclosures related to the impact of adopting this standard. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2019.

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 17, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2019 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at March 31, 2019.

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

(b) Changes in Internal Controls

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the three months ended March 31, 2019. These changes include implementing updated processes and controls affected by ASC 842. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we concluded that our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated May 6, 2019 announcing 2019 First Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Date: May 7, 2019		Roger H.D. Lacey Chief Executive Officer

/s/ Mark Fandrich
Date: May 7, 2019	Mark Fandrich Chief Financial Officer