Form 10-Q
period 2019-06-30
COMMUNICATIONS SYSTEMS INC
filed 2019-08-02
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐   NO ☒

Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value , $.05 per share	JCS	Nasdaq

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 1, 2019	9,324,785

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30	December 31
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$13,152,452	$11,056,426
Restricted cash	625,664	—
Investments	4,000,974	—
Trade accounts receivable, less allowance for
doubtful accounts of $153,000 and $136,000, respectively	10,907,395	13,401,042
Inventories	13,648,913	16,175,616
Prepaid income taxes	62,147	148,036
Other current assets	1,628,792	1,553,972
TOTAL CURRENT ASSETS	44,026,337	42,335,092

PROPERTY, PLANT AND EQUIPMENT, net	9,607,354	10,962,239
OTHER ASSETS:
Deferred income taxes	19,068	19,068
Operating lease right of use asset	422,935	—
Other assets, net	—	4,765
TOTAL OTHER ASSETS	442,003	23,833
TOTAL ASSETS	$54,075,694	$53,321,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,522,386	$5,394,981
Accrued compensation and benefits	2,084,272	2,892,199
Operating lease liability	94,316	—
Other accrued liabilities	3,015,352	3,168,049
Dividends payable	193,294	184,541
TOTAL CURRENT LIABILITIES	8,909,620	11,639,770
LONG TERM LIABILITIES:
Long-term compensation plans	78,941	—
Uncertain tax positions	—	28,267
Operating lease liability	313,690	—
TOTAL LONG-TERM LIABILITIES	392,631	28,267
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,316,576 and 9,158,438 shares issued and outstanding, respectively	465,829	457,922
Additional paid-in capital	43,176,179	42,680,499
Retained earnings (accumulated deficit)	1,901,373	(734,001)
Accumulated other comprehensive loss	(769,938)	(751,293)
TOTAL STOCKHOLDERS’ EQUITY	44,773,443	41,653,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,075,694	$53,321,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Sales	$15,400,076	$15,038,159	$32,123,370	$31,811,844
Cost of sales	9,692,074	11,053,074	19,988,403	22,648,140
Gross profit	5,708,002	3,985,085	12,134,967	9,163,704
Operating expenses:
Selling, general and administrative expenses	5,972,100	6,707,289	12,218,430	13,860,128
Total operating expenses	5,972,100	6,707,289	12,218,430	13,860,128
Operating loss	(264,098)	(2,722,204)	(83,463)	(4,696,424)
Other income (expenses):
Investment and other income	76,742	89,131	121,632	193,252
Gain (loss) on sale of assets	9,660	(10,480)	8,725	17,051
Gain on sale of FutureLink Fiber business line	2,966,906	—	2,966,906	—
Interest and other expense	(9,594)	(9,482)	(19,038)	(19,188)
Other income, net	3,043,714	69,169	3,078,225	191,115
Income (Loss) from operations before income taxes	2,779,616	(2,653,035)	2,994,762	(4,505,309)
Income tax expense (benefit)	6,438	(11,525)	(18,529)	(3,955)
Net income (loss)	2,773,178	(2,641,510)	3,013,291	(4,501,354)
Other comprehensive income (loss), net of tax:
Unrealized loss (gain) on available-for-sale securities	403	4,433	403	(1,998)
Foreign currency translation adjustment	(47,666)	(104,998)	(19,048)	(70,905)
Total other comprehensive loss	(47,263)	(100,565)	(18,645)	(72,903)
Comprehensive income (loss)	$2,725,915	$(2,742,075)	$2,994,646	$(4,574,257)

Basic net income (loss) per share:	$0.30	$(0.29)	$0.33	$(0.50)
Diluted net income (loss) per share:	$0.30	$(0.29)	$0.33	$(0.50)
Weighted Average Basic Shares Outstanding	9,316,576	9,132,855	9,246,233	9,066,886
Weighted Average Dilutive Shares Outstanding	9,319,106	9,132,855	9,246,233	9,066,886
Dividends declared per share	$0.02	$0.04	$0.04	$0.08

  The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	3,013,291	—	3,013,291
Issuance of common stock under Employee Stock Purchase Plan	21,477	1,074	47,520	—	—	48,594
Issuance of common stock to Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under Executive Stock Plan	4,575	229	—	—	—	229
Share based compensation	—	—	188,587	—	—	188,587
Other share retirements	(740)	(37)	(3,422)	1,494	—	(1,965)
Shareholder dividends ($0.04 per share)	—	—	—	(379,411)	—	(379,411)
Other comprehensive loss	—	—	—	—	(18,645)	(18,645)
BALANCE AT JUNE 30, 2019	9,316,576	$465,829	$43,176,179	$1,901,373	$(769,938)	$44,773,443

For the Three Months Ended June 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT MARCH 31, 2019	9,308,520	$465,426	$43,036,333	$(677,819)	$(722,675)	$42,101,265
Net income	—	—	—	2,773,178	—	2,773,178
Issuance of common stock under Employee Stock Purchase Plan	8,056	403	20,946	—	—	21,349
Share based compensation	—	—	118,900	—	—	118,900
Shareholder dividends ($0.02 per share)	—	—	—	(193,986)	—	(193,986)
Other comprehensive loss	—	—	—	—	(47,263)	(47,263)
BALANCE AT JUNE 30, 2019	9,316,576	$465,829	$43,176,179	$1,901,373	$(769,938)	$44,773,443

For the Six Months Ended June 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(4,501,354)	—	(4,501,354)
Issuance of common stock under Employee Stock Purchase Plan	13,825	691	49,758	—	—	50,449
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	43,501	2,175	—	—	—	2,175
Share based compensation	—	—	109,783	—	—	109,783
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends ($0.08 per share)	—	—	—	(732,228)	—	(732,228)
Other comprehensive loss	—	—	—	—	(72,903)	(72,903)
BALANCE AT JUNE 30, 2018	9,142,649	$457,132	$42,548,812	$2,104,414	$(686,282)	$44,424,076

For the Three Months Ended June 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT MARCH 31, 2018	9,122,986	$456,149	$42,501,770	$5,113,019	$(585,717)	$47,485,221
Net loss	—	—	—	(2,641,510)	—	(2,641,510)
Issuance of common stock under Employee Stock Purchase Plan	5,870	293	21,836	—	—	22,129
Issuance of common stock under Executive Stock Plan	13,793	690	—	—	—	690
Share based compensation	—	—	25,206	—	—	25,206
Shareholder dividends ($0.04 per share)	—	—	—	(367,095)	—	(367,095)
Other comprehensive loss	—	—	—	—	(100,565)	(100,565)
BALANCE AT JUNE 30, 2018	9,142,649	$457,132	$42,548,812	$2,104,414	$(686,282)	$44,424,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,013,291	$(4,501,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	755,101	1,172,556
Share based compensation	188,587	109,783
Gain on sale of FutureLink Fiber business line	(2,966,906)	—
Gain on sale of assets	(8,725)	(17,051)
Changes in assets and liabilities:
Trade accounts receivable	2,488,128	669,937
Inventories	1,486,916	(1,604,564)
Prepaid income taxes	86,709	34,012
Other assets, net	(80,145)	(439,897)
Accounts payable	(1,907,800)	788,435
Accrued compensation and benefits	(459,520)	106,896
Other accrued liabilities	(167,070)	1,204,309
Income taxes payable	(28,267)	(4,065)
Net cash provided by (used in) operating activities	2,400,299	(2,481,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(259,497)	(612,273)
Purchases of investments	(4,000,571)	(3,488,793)
Proceeds from the sale of FutureLink Fiber business line	4,857,214	—
Proceeds from the sale of property, plant and equipment	59,639	39,263
Proceeds from the sale of investments	—	2,921,913
Net cash provided by (used in) investing activities	656,785	(1,139,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(370,658)	(761,157)
Proceeds from issuance of common stock, net of shares withheld	46,858	24,161
Net cash used in financing activities	(323,800)	(736,996)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(11,594)	(29,470)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,721,690	(4,387,359)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,056,426	12,453,663
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$13,778,116	$8,066,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(76,151)	$(33,902)
Interest paid	18,939	18,969
Dividends declared not paid	193,294	368,222
Capital expenditures in accounts payable	39,129	21,310
Operating right of use assets obtained in exchange for lease obligations	449,995	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of June 30, 2019 and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended June 30, 2019 and 2018 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and 2018 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 Annual Report to Shareholders on Form 10-K. The results of operations for the period ended June 30, 2019 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized gain on securities	Accumulated Other Comprehensive Loss
December 31, 2018	$(764,000)	$13,000	$(751,000)

Net current period change	(20,000)	1,000	(19,000)

June 30, 2019	$(784,000)	$14,000	$(770,000)

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

The Company has also identified the following performance obligations within its JDL Technologies division that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third party vendor. The Company reports revenue from these third party services on a net basis in its financial statements. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

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

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three and six months ended June 30, 2019 and 2018:

	Transition Networks Sales by Region
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
North America	$8,052,000	$6,450,000	$14,963,000	$14,092,000
Rest of World	672,000	864,000	1,396,000	1,840,000
Europe, Middle East, Africa (“EMEA”)	451,000	520,000	1,706,000	1,056,000
	$9,175,000	$7,834,000	$18,065,000	$16,988,000

	Transition Networks Sales by Product Group
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Media converters	$4,683,000	$4,492,000	$10,061,000	$9,677,000
Ethernet switches and adapters	2,831,000	1,827,000	4,831,000	4,086,000
Other products	1,661,000	1,515,000	3,173,000	3,225,000
	$9,175,000	$7,834,000	$18,065,000	$16,988,000

For Suttle, we analyze revenues by product and customer group, which is as follows for the three and six months ended June 30, 2019 and 2018:

	Suttle Sales by Product Group
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Structured cabling and connecting system products	$3,766,000	$5,169,000	$8,843,000	$11,742,000
DSL and other products	981,000	704,000	1,425,000	1,104,000
	$4,747,000	$5,873,000	$10,268,000	$12,846,000

	Suttle Sales by Customer Group
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Communication service providers	$3,367,000	$4,500,000	$7,958,000	$10,447,000
International	109,000	766,000	508,000	1,346,000
Distributors	568,000	607,000	1,099,000	1,053,000
Other	703,000	—	703,000	—
	$4,747,000	$5,873,000	$10,268,000	$12,846,000

For JDL, we analyze revenue by customer group, which is as follows for the three and six months ended June 30, 2019 and 2018:

	JDL Revenue by Customer Group
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Education	$295,000	$280,000	$1,768,000	$388,000
Healthcare and commercial clients	656,000	633,000	1,392,000	1,234,000
	$951,000	$913,000	$3,160,000	$1,622,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $796,000 and $681,000 for the three months ended June 30, 2019 and 2018, respectively. Revenues were $1,244,000 and $846,000 for the six months ended June 30, 2019 and 2018, respectively.

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

The Company has entered into operating leases for two office locations, including one in February 2019. These leases have remaining lease terms of 5 to 8 years. One of the leases includes two options to extend the lease for 5 years each, and the other lease includes an option to terminate the lease in 2022. One of the leases includes a 3% rent adjustment on each anniversary of the lease. As of June 30, 2019, total ROU assets and operating lease liabilities were $423,000 and $408,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and six months ended June 30, 2019, the Company recognized $32,000 and $61,000 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for operating leases	$33,000	$50,000
Right-of-use assets obtained in exchange for new operating lease obligations (1)	—	450,000

As of June 30, 2019
Weighted-average remaining lease term	3.8 years
Weighted-average discount rate	4.5%

(1)	Includes $262,000 for operating leases existing on January 1, 2019 and $188,000 for operating leases that commenced in the first quarter of 2019.

Maturities of lease liabilities as of June 30, 2019 were as follows:

Q3 - Q4 2019	$63,000
2020	124,000
2021	129,000
2022	88,000
2023	47,000
Thereafter	4,000
Total lease payments	455,000
Less imputed interest	(47,000)
Total operating lease liabilities	$408,000

Future minimum lease commitments under operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

Year Ending December 31:
2019	$106,000
2020	86,000
2021	86,000
2022	50,000
$328,000

As of June 30, 2019, the Company does not have any additional future operating lease obligations that have not yet commenced.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available –for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of June 30, 2019 and December 31, 2018:

June 30, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$9,540,000	$—	$—	$9,540,000	$9,540,000	$—	$—
Subtotal	9,540,000	—	—	9,540,000	9,540,000	—	—

Investments:
Commercial Paper	1,992,000	—	—	1,992,000	—	1,992,000	—
Corporate Notes/Bonds	2,009,000	—	—	2,009,000	—	2,009,000	—
Subtotal	4,001,000	—	—	4,001,000	—	4,001,000	—

Total	$13,541,000	$—	$—	$13,541,000	$9,540,000	$4,001,000	$—

December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—
Total	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—

The Company tests for other than temporary losses on a quarterly basis. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. The Company did not have any unrealized losses as of June 30, 2019.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2019:

	Amortized Cost	Estimated Market Value
Due within one year	$4,001,000	$4,001,000

The Company did not recognize any gross realized gains or losses during either of the six-month periods ending June 30, 2019 and 2018, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2019. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2019, after giving effect to the shares issued as of that date, 102,114 shares remain available for future issuance under the ESPP.

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

During 2019, stock options covering 100,769 shares have been awarded to key executive employees and directors. These options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 157,907 shares to key employees during the first quarter of 2019 under the Company’s long-term incentive plan. These awards vest over three years with the first vesting date being March 28, 2020.

At June 30, 2019, 213,130 shares have been issued under the 2011 Incentive Plan, 1,681,614 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 605,256 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”). Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings. Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants. As of June 30, 2019, there were 18,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2018 to June 30, 2019:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2018	1,380,492	$7.56	4.18
Awarded	100,769	2.69
Exercised	—	—
Forfeited	(147,127)	10.84
Outstanding – June 30, 2019	1,334,134	6.83	4.15

Exercisable at June 30, 2019	982,665	$7.94	3.60
Expected to vest June 30, 2019	1,334,134	6.83	4.15

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2019 was $60,000. The intrinsic value of all options exercised during the six months ended June 30, 2019 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the six-month periods ended June 30, 2019 and 2018.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2018 to June 30, 2019:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2018	270,066	$4.48
Granted	157,907	2.64
Vested	(4,575)	4.56
Forfeited	(57,918)	4.32
Outstanding – June 30, 2019	365,480	3.33

Compensation Expense

Share-based compensation expense recognized for the six months ended June 30, 2019 was $189,000 before income taxes and $149,000 after income taxes. Share-based compensation expense recognized for the six months ended June 30, 2018 was $110,000 before income taxes and $87,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $527,000 at June 30, 2019 and is expected to be recognized over a weighted-average period of 2.5 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	June 30	December 31
	2019	2018
Finished goods	$8,720,000	$9,608,000
Raw and processed materials	4,929,000	6,568,000
	$13,649,000	$16,176,000

NOTE 7 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(78,000)	$—	$(20,000)	$—
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(189,000)	—	(40,000)	—
	$818,000	$(497,000)	$(154,000)	$(167,000)	$—

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Foreign Currency Translation	Net

Trademarks	$98,000	$(74,000)	$—	$(19,000)	$5,000
Customer relationships	491,000	(230,000)	(154,000)	(107,000)	—
Technology	229,000	(178,000)	—	(51,000)	—
	$818,000	$(482,000)	$(154,000)	$(177,000)	$5,000

Amortization expense on these identifiable intangible assets was $5,000 and $6,000 for the six months ended June 30, 2019 and 2018, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the six-month periods ended June 30, 2019 and 2018, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2019	2018
Beginning balance	$594,000	$603,000
Amounts charged (credited) to expense	(21,000)	88,000
Actual warranty costs paid	(19,000)	(57,000)
Ending balance	$554,000	$634,000

NOTE 9 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank, N.A.  The Company had no outstanding borrowings against the line of credit at June 30, 2019 or December 31, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at June 30, 2019 was $7,404,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.4% at June 30, 2019). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at June 30, 2019.

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

At June 30, 2019 there was $98,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2015-2018 remain open to examination by the Internal Revenue Service and the years 2014-2018 remain open to examination by various state tax departments. The tax years from 2015-2018 remain open in Costa Rica.

The Company’s effective income tax rate was (0.6%) for the first six months of 2019. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation shortfalls, provision true-ups, and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 8.0% for the six months ended June 30, 2019. There were no additional uncertain tax positions identified in the first six months of 2019. The Company’s effective income tax rate for the six months ended June 30, 2018 was 0.1%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

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

Information concerning the Company’s continuing operations in the various segments for the three and six-month periods ended June 30, 2019 and 2018 are as follows:

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2019
Sales	$9,175,000	$4,747,000	$951,000	$796,000	$—	$(269,000)	$15,400,000
Cost of sales	5,232,000	3,280,000	700,000	543,000	—	(63,000)	9,692,000
Gross profit	3,943,000	1,467,000	251,000	253,000	—	(206,000)	5,708,000
Selling, general and administrative expenses	3,575,000	938,000	331,000	760,000	574,000	(206,000)	5,972,000
Operating income (loss)	368,000	529,000	(80,000)	(507,000)	(574,000)	—	(264,000)
Other income (expense)	(1,000)	2,980,000	—	3,000	62,000	—	3,044,000
Income (loss) before income tax	$367,000	$3,509,000	$(80,000)	$(504,000)	$(512,000)	$—	$2,780,000

Depreciation and amortization	$71,000	$220,000	$26,000	$18,000	$—	$—	$335,000

Capital expenditures	$4,000	$—	$—	$1,000	$28,000	$—	$33,000

Assets	$16,397,000	$9,747,000	$1,658,000	$3,024,000	$23,276,000	$(27,000)	$54,075,000

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Three Months Ended June 30, 2018
Sales	$7,834,000	$5,873,000	$913,000	$681,000	$—	$(263,000)	$15,038,000
Cost of sales	4,327,000	5,414,000	841,000	501,000	—	(30,000)	11,053,000
Gross profit	3,507,000	459,000	72,000	180,000	—	(233,000)	3,985,000
Selling, general and administrative expenses	3,266,000	1,903,000	422,000	820,000	529,000	(233,000)	6,707,000
Operating (loss) income	241,000	(1,444,000)	(350,000)	(640,000)	(529,000)	—	(2,722,000)
Other income (expense)	6,000	(4,000)	3,000	20,000	44,000	—	69,000
Income (loss) before income tax	$247,000	$(1,448,000)	$(347,000)	$(620,000)	$(485,000)	$—	$(2,653,000)

Depreciation and amortization	$100,000	$386,000	$41,000	$14,000	$—	$—	$541,000

Capital expenditures	$18,000	$232,000	$—	$98,000	$—	$—	$348,000

Assets	$15,058,000	$15,748,000	$912,000	$2,468,000	$20,780,000	$(27,000)	$54,939,000

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2019
Sales	$18,065,000	$10,268,000	$3,160,000	$1,244,000	$—	$(614,000)	$32,123,000
Cost of sales	10,368,000	7,000,000	2,040,000	771,000	—	(191,000)	19,988,000
Gross profit	7,697,000	3,268,000	1,120,000	473,000	—	(423,000)	12,135,000
Selling, general and administrative expenses	7,270,000	1,996,000	707,000	1,508,000	1,160,000	(423,000)	12,218,000
Operating (loss) income	427,000	1,272,000	413,000	(1,035,000)	(1,160,000)	—	(83,000)
Other income (expense)	(1,000)	2,989,000	(10,000)	2,000	98,000	—	3,078,000
Income (loss) before income tax	$426,000	$4,261,000	$403,000	$(1,033,000)	$(1,062,000)	$—	$2,995,000

Depreciation and amortization	$150,000	$513,000	$54,000	$38,000	$—	$—	$755,000

Capital expenditures	$4,000	$16,000	$36,000	$8,000	$196,000	$—	$260,000

	Transition		JDL			Intersegment
	Networks	Suttle	Technologies	Net2Edge	Other	Eliminations	Total
Six Months Ended June 30, 2018
Sales	$16,988,000	$12,846,000	$1,622,000	$846,000	$—	$(490,000)	$31,812,000
Cost of sales	9,554,000	11,012,000	1,568,000	563,000	—	(49,000)	22,648,000
Gross profit	7,434,000	1,834,000	54,000	283,000	—	(441,000)	9,164,000
Selling, general and administrative expenses	6,731,000	3,877,000	845,000	1,724,000	1,124,000	(441,000)	13,860,000
Operating (loss) income	703,000	(2,043,000)	(791,000)	(1,441,000)	(1,124,000)	—	(4,696,000)
Other income	4,000	20,000	3,000	12,000	152,000	—	191,000
Income (loss) before income tax	$707,000	$(2,023,000)	$(788,000)	$(1,429,000)	$(972,000)	$—	$(4,505,000)

Depreciation and amortization	$241,000	$799,000	$105,000	$28,000	$—	$—	$1,173,000

Capital expenditures	$38,000	$459,000	$—	$115,000	$—	$—	$612,000

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 2,530 and 0 for the three and six-month periods ended June 30, 2019, respectively. Due to the net losses in the first three and six months of 2018, there was no dilutive impact from stock options or unvested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 1,173,365 and 1,223,365 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2019 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 207,573 shares would not have been included for the three and six months ended June 30, 2019 because of unmet performance conditions. Options totaling 1,150,107 and 1,178,607 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 309,819 shares would not have been included for the three and six months ended June 30, 2018 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, are summarized below:

	June 30, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$9,540,000	$—	$—	$9,540,000
Subtotal	9,540,000	—	—	9,540,000

Short-term investments:
Commercial Paper	—	1,992,000	—	1,992,000
Corporate Notes/Bonds	—	2,009,000	—	2,009,000
Subtotal	—	4,001,000	—	4,001,000

Total	$9,540,000	$4,001,000	$—	$13,541,000

	December 31, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$8,428,000	$—	$—	$8,428,000
Total	$8,428,000	$—	$—	$8,428,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2019.

NOTE 15 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to several closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyer’s ability to obtain regulatory approval for its intended use of the property. The due diligence period lapsed on January 29, 2019 and the buyer met certain required obligations. One of the conditions of the agreement included non-refundable deposits into an escrow account. As of June 30, 2019, the balance was $125,000 and is included within restricted cash within the condensed consolidated balance sheet. If the sale proceeds, the Company currently expects the transaction to close in the second half of 2020.

NOTE 16 – DISPOSITION OF ASSETS

On April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash, of which $500,000 was deferred into an escrow account until certain criteria are met and is recorded as restricted cash within the condensed consolidated balance sheet. The Company recognized a gain on the sale of inventory and capital equipment totaling $2,967,000. Concurrent with the closing of the transaction, Suttle and PPC entered into a Transition Services Agreement under which Suttle will continue to manufacture products related to the FutureLink™ Fiber business line until September 30, 2019, to ensure seamless supply to the customer base.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

●	Transition Networks manufactures media converters, NIDs, NICs, Ethernet switches and other connectivity products that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●	Suttle manufactures and markets connectivity infrastructure products for broadband and voice communications;

●	JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●	Net2Edge develops, manufactures and sells edge network access products to telecommunications carriers.

Second Quarter 2019 Summary

●	Consolidated sales were $15.4 million in Q2 2019 compared to $15.0 million in Q2 2018.

●	The Company incurred an operating loss of $264,000 in Q2 2019 compared to an operating loss of $2.7 million in Q2 2018.

●	Net income was $2.8 million, or $0.30 per diluted share in Q2 2019, compared to a net loss of $2.6 million, or ($0.29) per diluted share, in Q2 2018. The net income increase was due in large part to the gain on the April 2019 Suttle sale of its FutureLink fiber business line.

Forward-looking statements

In this report and, from time to time, in reports filed with the Securities and Exchange Commission (“SEC”), in press releases, and in other communications to shareholders or the investing public, the Company may make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make these forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

General Risks and Uncertainties:

●	The ability of the Company’s four operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●	The ability of our four business units to operate profitably;

●	The ability of the Special Committee of the Board of Directors to develop strategic options for the Company and the Company’s ability to implement these strategies;

●	The impact of changing government expenditures in our markets;

●	The fact that the sale of the Company’s Minnetonka headquarters is subject to contingencies, some of which are beyond the Company’s control; and

●	The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ ability to manufacture and deliver its POE+ (Power-over-Ethernet) switches in a timely manner to meet its 2019 obligations under a contract, through a distributor, with a major metropolitan DOT agency;

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products; and

●	Transition Networks’ ability to manage its inventory of components and finished products is complex and complicated by its need to maintain a significant inventory of components that (i) are in short supply, (ii) have been discontinued by the component manufacturer, (iii) must be purchased in bulk to obtain favorable pricing, or (iv) require long lead times. These factors may result in Transition Networks purchasing and maintaining significant amounts of inventory, that if not used or expected to be used based on anticipated production requirements, (i) may become excess or obsolete and (ii) could result in sales price reductions or inventory write-downs that could adversely affect Transition Networks’ business and results of operations.

Suttle Risks and Uncertainties:

●	Suttle’s dependence upon its sales to a small number of major communication service providers and these providers’ continued investment and deployment into building and maintaining their networks;

●	Volatility in purchases of Suttle’s products by major communication service providers as well as continuing pricing pressure that adversely affects Suttle’s margins;

●	Suttle’s ability to develop and sell new product solutions for “Suttle Home, Securely Wired” applications to offset declining sales and lower or fluctuating gross margins in its legacy products;

●	Suttle’s ability to perform its obligations under a Transition Services Agreement under which Suttle agreed to manufacture products related to the FutureLinkTM Fiber business line until September 30, 2019, to ensure seamless supply to the customer base.

●	Suttle’s ability to utilize its production capacity profitably; and

●	The fact that following the April 2019 sale of its FutureLink business, the Company expects Suttle’s sales and operating income to continue decline and that the Company is exploring options for the remainder of this business.

JDL Technologies Risks and Uncertainties:

●	JDL’s ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer in light of continuing delays in the government funding of this customer and JDL’s ability to expand to other educational prospects;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses; and

●	JDL’s ability to establish and maintain a productive and efficient workforce.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability; and

●	Net2Edge’s ability to sustain meaningful product differentiation and achieve substantial gross margins.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Company Results

Three Months Ended June 30, 2019 Compared to

Three Months Ended June 30, 2018

Consolidated sales increased 2% slightly in the second quarter of 2019 to $15,400,000 compared to $15,038,000 in the same period of 2018. Consolidated operating loss in the second quarter of 2019 was $264,000 compared to an operating loss of $2,722,000 in the second quarter of 2018. Net income in the second quarter of 2019 was $2,773,000 or $0.30 per share compared to net loss of $2,642,000 or $ (0.29) per share in the second quarter of 2018. The net income increase was due in large part to the gain on the April 2019 Suttle sale of its FutureLink fiber business line.

Transition Networks Results

Transition Networks sales increased 17% to $9,175,000 in the second quarter of 2019 compared to $7,834,000 in 2018. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2019	2018
North America	$8,052,000	$6,450,000
Rest of World	672,000	864,000
Europe, Middle East, Africa (“EMEA”)	451,000	520,000
	$9,175,000	$7,834,000

The following table summarizes Transition Networks’ 2019 and 2018 second quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2019	2018
Media converters	$4,683,000	$4,492,000
Ethernet switches and adapters	2,831,000	1,827,000
Other products	1,661,000	1,515,000
	$9,175,000	$7,834,000

Sales in North America increased $1,602,000, or 25%, primarily due to more typical buying patterns as compared to 2018, where we experienced slow demand from a carrier customer and disruptions in our product supply. International sales decreased $261,000, or 19%, primarily due to weakness in certain global markets and in ROW where a carrier customer is now being serviced by our Net2Edge business unit. Media converter sales increased 4% or $191,000 due to more traditional buying patterns by a carrier customer. Sales of Ethernet switches and adapters increased 55% or $1,004,000 related to the introduction of new products. All other product sales increased 10% or $146,000 due to strong sales of our accessory product line.

Gross profit on second quarter sales increased to $3,943,000 in 2019 as compared to $3,507,000 in 2018. Gross margin decreased to 43.0% in the second quarter of 2019 from 44.8% in 2018 due primarily to inventory adjustments and higher royalty expenses. Selling, general and administrative expenses increased 9% to $3,575,000, or 39.0% of sales, in the second quarter of 2019 compared to $3,266,000, or 41.7% of sales, in 2018 due to higher employee related expenses and the timing of new employee hires.

Transition Networks had operating income of $368,000 in the second quarter of 2019 compared to operating income of $241,000 in 2018.

Suttle Results

Suttle sales decreased 19% in the second quarter of 2019 to $4,747,000 compared to $5,873,000 in the same period of 2018 due mainly to the sale of the FutureLink fiber business line, reduced spend from a Tier 1 telecommunications provider, and a decrease in DSL products sold internationally.

Sales by customer groups in the second quarter of 2019 and 2018 were:

	Suttle Sales by Customer Group
	2019	2018
Communication service providers	$3,367,000	$4,500,000
International	109,000	766,000
Distributors	568,000	607,000
Other	703,000	—
	$4,747,000	$5,873,000

Suttle’s sales by product groups in second quarter of 2019 and 2018 were:

	Suttle Sales by Product Group
	2019	2018
Structured cabling and connecting system products	$3,766,000	$5,169,000
DSL and other products	981,000	704,000
	$4,747,000	$5,873,000

Sales to communication service providers decreased 25% in the second quarter of 2019 due to the sale of the FutureLink fiber business line and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers. Sales to communication service providers accounted for 71% of Suttle’s sales in the second quarter of 2019 compared to 77% of sales in 2018. Sales to distributors decreased 6% in the second quarter of 2019 due to the sale of the FutureLink product line, and accounted for 12% and 10% of sales in the second quarters of 2019 and 2018, respectively. International sales decreased 86% in the second quarter of 2019 due to lower sales of DSL products, and accounted for 2% of Suttle’s second quarter 2019 sales. Other sales were $703,000 in the second quarter of 2019 and consisted of transition service revenue per the Transition Services Agreement as a result of the sale of the FutureLink fiber business line.

Sales of structured cabling and connecting system products decreased 27% in the second quarter of 2019 due to the sale of the FutureLink fiber business line. Sales of DSL and other products increased 39% in the first half of 2019 due to transition service revenue per the Transition Services Agreement as a result of the sale of the FutureLink product line, partially offset by a decline in DSL product sold internationally.

Suttle’s gross profit increased 220% in the second quarter of 2019 to $1,467,000 compared to $459,000 in the same period of 2018. Gross margin increased to 30.9% from 7.8% in the same period of 2018 due to lower inventory write-downs, workforce reductions, and product price increases. Selling, general and administrative expenses decreased 51% to $938,000, or 19.8% of sales, in the second quarter of 2019 compared to $1,903,000, or 32.4% of sales, in the same period in 2018 due primarily to workforce reductions made at the end of 2018.

Suttle incurred operating income of $529,000 in the second quarter of 2019 compared to an operating loss of $1,444,000 in 2018.

As noted above in Note 16, on April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash and the Company recognized a gain of $2,967,000 on the sale of the assets.

JDL Technologies Results

JDL Technologies sales increased 4% to $951,000 in the second quarter of 2019 compared to $913,000 in 2018.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2019	2018
Education	$295,000	$280,000
Healthcare and commercial clients	656,000	633,000
	$951,000	$913,000

Revenues from the education sector increased $15,000 or 5% in the second quarter of 2019 as compared to the 2018 second quarter. While slightly higher than the preceding year, sales were below expectations due to ongoing funding related delays at our largest education customer. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, increased $23,000, or 4% due to service expansion and rate increases in our commercial services division.

Gross profit increased 249% to $251,000 in the second quarter of 2019 compared to $72,000 in the same period in 2018. Gross margin increased to 26.4% in the second quarter of 2019 compared to 7.9% in 2018 due to a change in product mix from product only sales in 2018 to product installation revenue in 2019. Selling, general and administrative expenses decreased 22% in the second quarter of 2019 to $331,000, or 34.8% of sales, compared to $422,000, or 46.2% of sales, in 2018 due to cost saving measures put in place and lower facility costs due to an office move during 2019.

JDL Technologies reported an operating loss of $80,000 in the second quarter of 2019 compared to an operating loss of $350,000 in the same period of 2018.

Net2Edge Results

Net2Edge’s sales increased 17% to $796,000 in the second quarter of 2019 compared to $681,000 in 2018 primarily due to revenue from established CSI accounts with new higher featured products. Gross profit increased 41% to $253,000 in the second quarter of 2019 compared to $180,000 in the same period of 2018. Gross margin increased to 31.8% in 2019 from 26.4% in 2018 due to favorable product mix at a key carrier customer. Selling, general and administrative expenses decreased 7% in 2019 to $760,000 compared to $820,000 in 2018 due to a reduction in selling expenses. Net2Edge reported an operating loss of $507,000 in the second quarter of 2019 compared to an operating loss of $640,000 in the same period of 2018.

Income Taxes

The Company’s income before income taxes was $2,780,000 in the second quarter of 2019 compared to a loss before income taxes of $2,653,000 in the second quarter of 2018. The Company’s effective income tax rate was 0.2% in the second quarter of 2019 and 0.4% in 2018.

Six Months Ended June 30, 2019 Compared to

Six Months Ended June 30, 2018

Consolidated sales increased 1% in the first half of 2019 to $32,123,000 compared to $31,812,000 in the same period of 2018. Consolidated operating loss in the first half of 2019 was $83,000 compared to an operating loss of $4,696,000 in the first half of 2018. Net income in the first half of 2019 was $3,013,000 or $0.33 per share compared to a net loss of $4,501,000 or $ (0.50) per share in the first half of 2018.

Transition Networks Results

Transition Networks sales increased 6% to $18,065,000 in the first half of 2019 compared to $16,988,000 in 2018. Transition Networks organizes its sales force by vertical markets and segments its customers geographically. First half sales by region are presented in the following table:

	Transition Networks Sales by Region
	2019	2018
North America	$14,963,000	$14,092,000
Rest of World	1,396,000	1,840,000
Europe, Middle East, Africa (“EMEA”)	1,706,000	1,056,000
	$18,065,000	$16,988,000

The following table summarizes Transition Networks’ 2019 and 2018 first half sales by its major product groups:

	Transition Networks Sales by Product Group
	2019	2018
Media converters	$10,061,000	$9,677,000
Ethernet switches and adapters	4,831,000	4,086,000
Other products	3,173,000	3,225,000
	$18,065,000	$16,988,000

Sales in North America increased $871,000, or 6%, primarily due to a return to more traditional buying patterns as compared to the first half of 2018 and the resolution of product supply issues experienced in the prior year. International sales increased $206,000, or 7%, primarily due to a significant project with a customer in our EMEA region for media converter products in the first quarter of this year, partially offset by weakness in our ROW region. Media converter sales increased 4% or $384,000 due to the large EMEA project in the first quarter. Sales of Ethernet switches and adapters increased 18% or $745,000 due to strong demand for new products in North America. All other product sales decreased 2% or $52,000 due mainly to slower activity in our ancillary products business during the first quarter.

Gross profit on first half sales increased 4% to $7,697,000 in 2019 as compared to $7,434,000 in 2018. Gross margin decreased to 42.6% in the first half of 2019 from 43.8% in 2018 primarily due to higher inventory reserve adjustments and product mix related to a large project in the EMEA region. Selling, general and administrative expenses increased 8% to $7,270,000, or 40.2% of sales, in the first half of 2019 compared to $6,731,000, or 39.6% of sales, in 2018 due to higher employee related expenses and an increase in engineering expenses related to prototype development.

Transition Networks had operating income of $427,000 in the first half of 2019 compared to operating income of $703,000 in 2018.

Suttle Results

Suttle sales decreased 20% in the first half of 2019 to $10,268,000 compared to $12,846,000 in the same period of 2018 due to mainly to the sale of the FutureLink fiber business line and reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first half of 2019 and 2018 were:

	Suttle Sales by Customer Group
	2019	2018
Communication service providers	$7,958,000	$10,447,000
International	508,000	1,346,000
Distributors	1,099,000	1,053,000
Other	703,000	—
	$10,268,000	$12,846,000

Suttle’s sales by product groups in first half of 2019 and 2018 were:

	Suttle Sales by Product Group
	2019	2018
Structured cabling and connecting system products	$8,843,000	$11,742,000
DSL and other products	1,425,000	1,104,000
	$10,268,000	$12,846,000

Sales to communication service providers decreased 24% in the first half of 2019 due to the sale of the FutureLink fiber business line, reduced spend from Tier 1 telecommunications providers, and volume declines in legacy products. Sales to communication service providers accounted for 78% of Suttle’s sales in the first half of 2019 compared to 81% of sales in 2018. Sales to distributors increased 4% in the first half of 2019 due to the Company’ success in selling product through to installers, who have increasingly become Tier 1 suppliers, and accounted for 11% and 8% of sales in the first six months of 2019 and 2018, respectively. International sales decreased 62% in the first half of 2019 due to a decrease in legacy DSL product sales in Latin America, and accounted for 5% of Suttle’s first half 2019 sales. Other sales increased $703,000 in the first half of 2019 due to transition service revenue per the Transition Services Agreement as a result of the sale of the FutureLink fiber business line.

Sales of structured cabling and connecting system products decreased 25% in the first half of 2019 due to the sale of the FutureLink fiber business line and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers. Sales of DSL and other products increased 29% in the first half of 2019 due to transition service revenue per the Transition Services Agreement as a result of the sale of the FutureLink fiber business line, partially offset by a decline in DSL product sold internationally.

Suttle’s gross profit increased 78% in the first half of 2019 to $3,268,000 compared to $1,834,000 in the same period of 2018. Gross margin increased to 31.8% from 14.3% in the same period of 2018 due to overall favorable product mix changes, price increases at certain Tier 1 suppliers, workforce reductions made at the end of 2018, and lower inventory adjustments. Selling, general and administrative expenses decreased 49% to $1,996,000, or 19.4% of sales, in the first half of 2019 compared to $3,877,000, or 30.2% of sales, in the same period in 2018 due primarily to workforce reductions made at the end of 2018.

Suttle incurred operating income of $1,272,000 in the first half of 2019 compared to an operating loss of $2,043,000 in 2018.

As noted above in Note 16, on April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash and the Company recognized a gain of $2,967,000 on the sale of the assets.

JDL Technologies Results

JDL Technologies sales increased 95% to $3,160,000 in the first half of 2019 compared to $1,622,000 in 2018.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2019	2018
Education	$1,768,000	$388,000
Healthcare and commercial clients	1,392,000	1,234,000
	$3,160,000	$1,622,000

Revenues from the education sector increased $1,380,000 or 356% in the first half of 2019 as compared to the 2018 first half due to the resumption of scheduled education projects funded by the federal government that were delayed in the prior year. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, increased $158,000, or 13% due to ongoing efforts to expand managed services and infrastructure sales to these markets.

Gross profit increased 1974% to $1,120,000 in the first half of 2019 compared to $54,000 in the same period in 2018. Gross margin increased to 35.4% in the first half of 2019 compared to 3.3% in 2018 due to the increase in revenue in our education sector and the prior year having certain fixed costs on lower revenue. Selling, general and administrative expenses decreased 16% in the first half of 2019 to $707,000, or 22.4% of sales, compared to $845,000, or 52.1% of sales, in 2018 due to cost saving measures put in place, lower facility costs due to an office move during 2019, and lower selling and marketing spend.

JDL Technologies reported operating income of $413,000 in the first half of 2019 compared to an operating loss of $791,000 in the same period of 2018.

Net2Edge Results

Net2Edge’s sales increased 47% to $1,244,000 in the first half of 2019 compared to $846,000 in 2018 primarily due to revenue from established CSI accounts with new higher featured products. Gross profit increased 67% to $473,000 in the first half of 2019 compared to $283,000 in the same period of 2018. Gross margin increased to 38.0% in 2019 from 33.5% in 2018 due to favorable product mix at a key carrier customer. Selling, general and administrative expenses decreased 13% in 2019 to $1,508,000 compared to $1,724,000 in 2018 due to a reduction in selling expenses. Net2Edge reported an operating loss of $1,035,000 in the first half of 2019 compared to an operating loss of $1,441,000 in the same period of 2018.

Income Taxes

The Company’s income before income taxes was $2,995,000 in the first half of 2019 compared to a loss before income taxes of $4,505,000 in the first half of 2018. The Company’s effective income tax rate was (0.6%) in the first half of 2019 and 0.1% in 2018. This effective tax rate for 2019 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation shortfalls, provision true-ups, and changes in valuation allowances related to deferred tax assets. As of December 31, 2018, the Company had a federal net operating loss carryforward from 2015 through 2018 activity of approximately $15,264,000 that is available to offset future taxable income and begins to expire in 2035.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $17,779,000 in cash, cash equivalents, restricted cash, and investments. Of this amount, $9,540,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $4,001,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2019.

The Company had working capital of $35,116,000 at June 30, 2019, consisting of current assets of approximately $44,026,000 and current liabilities of $8,910,000 compared to working capital of $30,695,000 at December 31, 2018 consisting of current assets of $42,335,000 and current liabilities of $11,640,000.

Cash flow provided by operating activities was approximately $2,400,000 in the first half of 2019 and $2,481,000 used in the same period of 2018. Significant working capital changes from December 31, 2018 to June 30, 2019 included a decrease in accounts receivable of $2,488,000, a decrease in inventories of $1,487,000 and a decrease in accounts payable of $1,908,000.

Net cash provided by investing activities was $657,000 in first half of 2019 compared to $1,140,000 used in 2018, due to proceeds from the sale of the FutureLink business line, partially offset by additional investment purchases.

Net cash used in financing activities was $324,000 in the second three months of 2019 compared to $737,000 used in financing activities in 2018. Cash dividends paid on common stock decreased to $371,000 in 2019 ($0.04 per common share) from $761,000 in 2018 ($0.08 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $49,000 in 2019 and $53,000 in 2018. The Company did not repurchase any shares in 2019 or 2018 under the Board-authorized program. At June 30, 2019, Board of Director authority to purchase approximately 411,910 additional shares remained in effect. The Company acquired $2,000 and $28,000 in 2019 and 2018, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

The Company has a $15,000,000 line of credit from Wells Fargo Bank. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.4% at June 30, 2019). The Company had no outstanding borrowings against the line of credit at June 30, 2019. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2018 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company adopted the accounting standard effective January 1, 2019. Please see Note 3 for the required disclosures related to the impact of adopting this standard. There were no other significant changes to our critical accounting policies during the six months ended June 30, 2019.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2019 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at June 30, 2019.

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

(b) Changes in Internal Controls

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the six months ended June 30, 2019. These changes include implementing updated processes and controls affected by ASC 842. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we concluded that our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Communications Systems, Inc. Press Release dated July 29, 2019 announcing Major Metropolitan DOT selected CSI subsidiary Transition Networks for Smart City IoT Project.

99.2	Communications Systems, Inc. Press Release dated July 31, 2019 announcing 2019 Second Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Date: August 2, 2019		Roger H.D. Lacey Chief Executive Officer

/s/ Mark Fandrich
Date: August 2, 2019	Mark Fandrich Chief Financial Officer