Form 10-Q
period 2019-09-30
COMMUNICATIONS SYSTEMS INC
filed 2019-11-01
CIK 22701

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐    NO ☒

Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value , $.05 per share	JCS	Nasdaq

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 1, 2019	9,281,023

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	September 30	December 31
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$14,621,921	$11,056,426
Restricted cash	677,269	—
Investments	5,502,752	—
Trade accounts receivable, less allowance for doubtful accounts of $178,000 and $136,000, respectively	12,950,442	13,401,042
Inventories	12,586,500	16,175,616
Prepaid income taxes	82,275	148,036
Other current assets	1,568,326	1,553,972
TOTAL CURRENT ASSETS	47,989,485	42,335,092

PROPERTY, PLANT AND EQUIPMENT, net	9,303,323	10,962,239
OTHER ASSETS:
Deferred income taxes	19,068	19,068
Operating lease right of use asset	395,574	—
Other assets, net	—	4,765
TOTAL OTHER ASSETS	414,642	23,833
TOTAL ASSETS	$57,707,450	$53,321,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,510,344	$5,394,981
Accrued compensation and benefits	2,934,110	2,892,199
Operating lease liability	109,354	—
Other accrued liabilities	3,344,177	3,168,049
Dividends payable	197,220	184,541
TOTAL CURRENT LIABILITIES	11,095,205	11,639,770
LONG TERM LIABILITIES:
Long-term compensation plans	90,642	—
Uncertain tax positions	—	28,267
Operating lease liability	265,192	—
TOTAL LONG-TERM LIABILITIES	355,834	28,267
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,308,820 and 9,158,438 shares issued and outstanding, respectively	465,441	457,922
Additional paid-in capital	43,189,025	42,680,499
Retained earnings (accumulated deficit)	3,435,845	(734,001)
Accumulated other comprehensive loss	(833,900)	(751,293)
TOTAL STOCKHOLDERS’ EQUITY	46,256,411	41,653,127
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,707,450	$53,321,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Sales	$18,222,980	$15,291,993	$50,346,350	$47,103,837
Cost of sales	10,485,429	10,051,419	30,473,832	32,699,559
Gross profit	7,737,551	5,240,574	19,872,518	14,404,278
Operating expenses:
Selling, general and administrative expenses	6,108,756	6,842,348	18,327,186	20,702,476
Total operating expenses	6,108,756	6,842,348	18,327,186	20,702,476
Operating profit (loss)	1,628,795	(1,601,774)	1,545,332	(6,298,198)
Other income (expenses):
Investment and other income	108,349	70,638	229,981	263,890
(Loss) gain on sale of assets	(6,717)	(6,147)	2,008	10,904
Gain on sale of FutureLink Fiber business line	—	—	2,966,906	—
Interest and other expense	(9,696)	(9,586)	(28,734)	(28,774)
Other income, net	91,936	54,905	3,170,161	246,020
Income (Loss) from operations before income taxes	1,720,731	(1,546,869)	4,715,493	(6,052,178)
Income tax expense (benefit)	(17,128)	(2,137)	(35,657)	(6,092)
Net income (loss)	1,737,859	(1,544,732)	4,751,150	(6,046,086)
Other comprehensive (loss) income, net of tax:
Unrealized loss (gain) on available-for-sale securities	(925)	2,403	(522)	405
Foreign currency translation adjustment	(63,037)	(15,357)	(82,085)	(86,262)
Total other comprehensive loss	(63,962)	(12,954)	(82,607)	(85,857)
Comprehensive income (loss)	$1,673,897	$(1,557,686)	$4,668,543	$(6,131,943)

Basic net income (loss) per share:	$0.19	$(0.17)	$0.51	$(0.66)
Diluted net income (loss) per share:	$0.19	$(0.17)	$0.51	$(0.66)
Weighted Average Basic Shares Outstanding	9,317,129	9,146,184	9,270,125	9,093,609
Weighted Average Dilutive Shares Outstanding	9,368,171	9,146,184	9,278,803	9,093,609
Dividends declared per share	$0.02	$0.04	$0.06	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	4,751,150	—	4,751,150
Issuance of common stock under Employee Stock Purchase Plan	29,686	1,484	71,818	—	—	73,302
Issuance of common stock to Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under Executive Stock Plan	27,075	1,354	80,100	—	—	81,454
Share based compensation	—	—	276,236	—	—	276,236
Other share retirements	(39,205)	(1,960)	(182,623)	(11,659)	—	(196,242)
Shareholder dividends ($0.06 per share)	—	—	—	(569,645)	—	(569,645)
Other comprehensive loss	—	—	—	—	(82,607)	(82,607)
BALANCE AT SEPTEMBER 30, 2019	9,308,820	$465,441	$43,189,025	$3,435,845	$(833,900)	$46,256,411

For the Three Months Ended September 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2019	9,316,576	$465,829	$43,176,179	$1,901,373	$(769,938)	$44,773,443
Net income	—	—	—	1,737,859	—	1,737,859
Issuance of common stock under Employee Stock Purchase Plan	8,209	410	24,298	—	—	24,708
Issuance of common stock under Executive Stock Plan	22,500	1,125	80,100	—	—	81,225
Share based compensation	—	—	87,649	—	—	87,649
Other share retirements	(38,465)	(1,923)	(179,201)	(13,153)	—	(194,277)
Shareholder dividends ($0.02 per share)	—	—	—	(190,234)	—	(190,234)
Other comprehensive loss	—	—	—	—	(63,962)	(63,962)
BALANCE AT SEPTEMBER 30, 2019	9,308,820	$465,441	$43,189,025	$3,435,845	$(833,900)	$46,256,411

For the Nine Months Ended September 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2017	8,973,708	$448,685	$42,006,750	$7,328,671	$(613,379)	$49,170,727
Net loss	—	—	—	(6,046,086)	—	(6,046,086)
Issuance of common stock under Employee Stock Purchase Plan	21,053	1,053	76,964	—	—	78,017
Issuance of common stock to Employee Stock Ownership Plan	119,632	5,982	419,908	—	—	425,890
Issuance of common stock under Executive Stock Plan	43,501	2,175	—	—	—	2,175
Share based compensation	—	—	156,214	—	—	156,214
Other share retirements	(8,017)	(401)	(37,387)	9,325	—	(28,463)
Shareholder dividends ($0.12 per share)	—	—	—	(1,098,502)	—	(1,098,502)
Other comprehensive loss	—	—	—	—	(85,857)	(85,857)
BALANCE AT SEPTEMBER 30, 2018	9,149,877	$457,494	$42,622,449	$193,408	$(699,236)	$42,574,115

For the Three Months Ended September 30, 2018

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2018	9,142,649	$457,132	$42,548,812	$2,104,414	$(686,282)	$44,424,076
Net loss	—	—	—	(1,544,732)	—	(1,544,732)
Issuance of common stock under Employee Stock Purchase Plan	7,228	362	27,206	—	—	27,568
Share based compensation	—	—	46,431	—	—	46,431
Shareholder dividends ($0.04 per share)	—	—	—	(366,274)	—	(366,274)
Other comprehensive loss	—	—	—	—	(12,954)	(12,954)
BALANCE AT SEPTEMBER 30, 2018	9,149,877	$457,494	$42,622,449	$193,408	$(699,236)	$42,574,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,751,150	$(6,046,086)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,088,684	1,695,451
Share based compensation	276,236	156,214
Gain on sale of FutureLink Fiber business line	(2,966,906)	—
Gain on sale of assets	(2,008)	(10,904)
Changes in assets and liabilities:
Trade accounts receivable	434,618	704,698
Inventories	2,509,977	(2,181,679)
Prepaid income taxes	65,772	29,375
Other assets, net	(24,152)	(559,003)
Accounts payable	(872,027)	(893,578)
Accrued compensation and benefits	404,422	702,267
Other accrued liabilities	171,215	1,441,020
Income taxes payable	(28,267)	(4,065)
Net cash provided by (used in) operating activities	5,808,714	(4,966,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(342,788)	(699,818)
Purchases of investments	(8,593,711)	(6,580,917)
Proceeds from the sale of FutureLink Fiber business line	4,857,214	—
Proceeds from the sale of property, plant and equipment	63,139	33,763
Proceeds from the sale of investments	3,090,437	9,503,744
Net cash (used in) provided by investing activities	(925,709)	2,256,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(556,966)	(1,126,870)
Proceeds from issuance of common stock, net of shares withheld	(41,486)	51,729
Net cash used in financing activities	(598,452)	(1,075,141)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(41,789)	(36,210)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,242,764	(3,820,869)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,056,426	12,453,663
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,299,190	$8,632,794
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(73,151)	$(31,402)
Interest paid	28,508	18,969
Dividends declared not paid	197,220	368,783
Capital expenditures in accounts payable	—	33,934
Operating right of use assets obtained in exchange for lease obligations	449,995	—

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

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2019 and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended September 30, 2019 and 2018 have been prepared by Company management.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and 2018 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 Annual Report to Shareholders on Form 10-K.  The results of operations for the period ended September 30, 2019 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized gain on securities	Accumulated Other Comprehensive Loss
December 31, 2018	$(764,000)	$13,000	$(751,000)

Net current period change	(83,000)	0	(83,000)

September 30, 2019	$(847,000)	$13,000	$(834,000)

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

JDL Technologies, Inc.

The Company has determined that the following performance obligations identified in its JDL Technologies, Inc. division are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). JDL’s managed services performance obligation is a bundled solution consisting of a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are therefore recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying the performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its JDL Technologies division that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time when the Company has transferred control upon the service first being made available to the customer by the third party vendor. The Company reports revenue from these third party services on a net basis in its financial statements. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

Net2Edge Limited

The Company’s Net2Edge division manufactures and markets Ethernet based edge network access devices. The Company principally sells these products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division occurs at a point in time, upon the delivery of its connectivity infrastructure and data transmission products.

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues, which is different for each segment.

For Transition Networks, we analyze revenue by region and product group, which is as follows for the three and nine months ended September 30, 2019 and 2018:

	Transition Networks Sales by Region
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
North America	$11,479,000	$8,015,000	$26,442,000	$22,107,000
Rest of World	426,000	690,000	1,822,000	2,530,000
Europe, Middle East, Africa (“EMEA”)	578,000	526,000	2,284,000	1,582,000
	$12,483,000	$9,231,000	$30,548,000	$26,219,000

	Transition Networks Sales by Product Group
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Media converters	$5,031,000	$5,059,000	$15,092,000	$14,735,000
Ethernet switches and adapters	5,957,000	2,563,000	10,788,000	6,650,000
Other products	1,495,000	1,609,000	4,668,000	4,834,000
	$12,483,000	$9,231,000	$30,548,000	$26,219,000

For Suttle, we analyze revenues by product and customer group, which is as follows for the three and nine months ended September 30, 2019 and 2018:

	Suttle Sales by Product Group
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Structured cabling and connecting system products	$3,706,000	$4,748,000	$12,549,000	$16,490,000
DSL and other products	945,000	261,000	2,369,000	1,365,000
	$4,651,000	$5,009,000	$14,918,000	$17,855,000

	Suttle Sales by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Communication service providers	$3,506,000	$4,258,000	$11,463,000	$14,705,000
International	137,000	350,000	645,000	1,696,000
Distributors	414,000	401,000	1,513,000	1,454,000
Other	594,000	—	1,297,000	—
	$4,651,000	$5,009,000	$14,918,000	$17,855,000

For JDL, we analyze revenue by customer group, which is as follows for the three and nine months ended September 30, 2019 and 2018:

	JDL Revenue by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Education	$63,000	$185,000	$1,831,000	$574,000
Healthcare and commercial clients	720,000	674,000	2,111,000	1,908,000
	$783,000	$859,000	$3,942,000	$2,482,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $611,000 and $405,000 for the three months ended September 30, 2019 and 2018, respectively. Revenues were $1,856,000 and $1,251,000 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 3 – LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (ASC Topic 842), which is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months from the date of the balance sheet. This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. This standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities.

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

The Company has entered into operating leases for two office locations, including one in February 2019.  These leases have remaining lease terms of 5 to 8 years.  One of the leases includes two options to extend the lease for 5 years each, and the other lease includes an option to terminate the lease in 2022.  One of the leases includes a 3% rent adjustment on each anniversary of the lease. As of September 30, 2019, total ROU assets and operating lease liabilities were $396,000 and $375,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the three and nine months ended September 30, 2019, the Company recognized $31,000 and $92,000 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for operating leases	$30,000	$80,000
Right-of-use assets obtained in exchange for new operating lease obligations (1)	—	450,000

As of September 30, 2019
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	4.5%

(1)	Includes $262,000 for operating leases existing on January 1, 2019 and $188,000 for operating leases that commenced in the first quarter of 2019.

Maturities of lease liabilities as of September 30, 2019 were as follows:

Q4 2019	$31,000
2020	121,000
2021	126,000
2022	87,000
2023	47,000
Thereafter	4,000
Total lease payments	416,000
Less imputed interest	(41,000)
Total operating lease liabilities	$375,000

Future minimum lease commitments under operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

Year Ending December 31:
2019	$106,000
2020	86,000
2021	86,000
2022	50,000
$328,000

As of September 30, 2019, the Company does not have any additional future operating lease obligations that have not yet commenced.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available –for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short and long term investments as of September 30, 2019 and December 31, 2018:

September 30, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	10,716,000	—	—	10,716,000	10,716,000	—	—
Subtotal	10,716,000	—	—	10,716,000	10,716,000	—	—

Investments:
Commercial Paper	4,491,000	—	—	4,491,000	—	4,491,000	—
Corporate Notes/Bonds	1,012,000	—	—	1,012,000	—	1,012,000	—
Subtotal	5,503,000	—	—	5,503,000	—	5,503,000	—

Total	$16,219,000	$—	$—	$16,219,000	$10,716,000	$5,503,000	$—

December 31, 2018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—
Total	$8,428,000	$—	$—	$8,428,000	$8,428,000	$—	$—

The Company tests for other than temporary losses on a quarterly basis. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. The Company did not have any unrealized losses as of September 30, 2019.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2019:

	Amortized Cost	Estimated Market Value
Due within one year	$5,503,000	$5,503,000

The Company did not recognize any gross realized gains or losses during either of the nine-month periods ending September 30, 2019 and 2018, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term.  The most recent term ended September 30, 2019.  The ESPP is considered compensatory under current Internal Revenue Service rules.  At September 30, 2019, after giving effect to the shares issued as of that date, 93,905 shares remain available for future issuance under the ESPP.

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

At September 30, 2019, 235,630 shares have been issued under the 2011 Incentive Plan, 1,651,801 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 612,569 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”).  Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings.  Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants.  As of September 30, 2019, there were 18,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2018 to September 30, 2019:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2018	1,380,492	$7.56	4.18
Awarded	100,769	2.69
Exercised	(22,500)	3.61
Forfeited	(147,127)	10.84
Outstanding – September 30, 2019	1,311,634	6.89	3.88

Exercisable at September 30, 2019	960,165	$8.04	3.30
Expected to vest September 30, 2019	1,268,303	6.98	3.83

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2019 was $539,000.  The intrinsic value of all options exercised during the nine months ended September 30, 2019 was $33,000. Net cash proceeds from the exercise of all stock options were $0 in each of the nine-month periods ended September 30, 2019 and 2018.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2018 to September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2018	270,066	$4.48
Granted	157,907	2.64
Vested	(4,575)	4.56
Forfeited	(65,231)	4.28
Outstanding – September 30, 2019	358,167	3.31

Compensation Expense

Share-based compensation expense recognized for the nine months ended September 30, 2019 was $276,000 before income taxes and $218,000 after income taxes. Share-based compensation expense recognized for the nine months ended September 30, 2018 was $156,000 before income taxes and $123,000 after income taxes.  Unrecognized compensation expense for the Company’s plans was $427,000 at September 30, 2019 and is expected to be recognized over a weighted-average period of 2.3 years.  Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	September 30	December 31
	2019	2018
Finished goods	$8,110,000	$9,608,000
Raw and processed materials	4,477,000	6,568,000
	$12,587,000	$16,176,000

NOTE 7 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives, included in other assets, net on the condensed consolidated balance sheets, are being amortized over their estimated useful lives and were as follows:

	September 30, 2019
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

Amortization expense on these identifiable intangible assets was $5,000 and $9,000 for the nine months ended September 30, 2019 and 2018, respectively. The amortization expense is included in selling, general and administrative expenses.

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

The following table presents the changes in the Company’s warranty liability for the nine-month periods ended September 30, 2019 and 2018, respectively, the majority of which relates to a five-year obligation to provide for potential future liabilities for network equipment sales.

	2019	2018
Beginning balance	$594,000	$603,000
Amounts charged (credited) to expense	(40,000)	116,000
Actual warranty costs paid	(28,000)	(75,000)
Ending balance	$526,000	$644,000

NOTE 9 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank, N.A.  The Company had no outstanding borrowings against the line of credit at September 30, 2019 or December 31, 2018. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at September 30, 2019 was $7,018,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.0% at September 30, 2019). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at September 30, 2019.

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

At September 30, 2019 there was $90,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized.  The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2016-2018 remain open to examination by the Internal Revenue Service and the years 2015-2018 remain open to examination by various state tax departments. The tax years from 2015-2018 remain open in Costa Rica.

The Company’s effective income tax rate was (0.8%) for the first nine months of 2019. The effective tax rate differs from the federal tax rate of 21% due primarily to foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit.  The effect of the foreign operations was an overall rate decrease of approximately 7.2% for the nine months ended September 30, 2019. There were no additional uncertain tax positions identified in the first nine months of 2019.  The Company’s effective income tax rate for the nine months ended September 30, 2018 was 0.1%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

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

Information concerning the Company’s continuing operations in the various segments for the three and nine-month periods ended September 30, 2019 and 2018 are as follows:

	Transition Networks	Suttle	JDL Technologies	Net2Edge	Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2019
Sales	$12,483,000	$4,651,000	$783,000	$611,000	$—	$(305,000)	$18,223,000
Cost of sales	6,441,000	3,198,000	603,000	328,000	—	(85,000)	10,485,000
Gross profit	6,042,000	1,453,000	180,000	283,000	—	(220,000)	7,738,000
Selling, general and administrative expenses	3,810,000	888,000	349,000	653,000	629,000	(220,000)	6,109,000
Operating income (loss)	2,232,000	565,000	(169,000)	(370,000)	(629,000)	—	1,629,000
Other income (expense)	(11,000)	5,000	—	22,000	76,000	—	92,000
Income (loss) before income tax	$2,221,000	$570,000	$(169,000)	$(348,000)	$(553,000)	$—	$1,721,000

Depreciation and amortization	$74,000	$223,000	$26,000	$11,000	$—	$—	$334,000

Capital expenditures	$7,000	$—	$4,000	$—	$72,000	$—	$83,000

Assets	$18,487,000	$9,212,000	$1,419,000	$2,627,000	$25,989,000	$(27,000)	$57,707,000

	Transition Networks	Suttle	JDL Technologies	Net2Edge	Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2018
Sales	$9,231,000	$5,009,000	$859,000	$405,000	$—	$(212,000)	$15,292,000
Cost of sales	4,883,000	4,093,000	712,000	365,000	—	(2,000)	10,051,000
Gross profit	4,348,000	916,000	147,000	40,000	—	(210,000)	5,241,000
Selling, general and administrative expenses	3,481,000	1,756,000	380,000	809,000	627,000	(210,000)	6,843,000
Operating (loss) income	867,000	(840,000)	(233,000)	(769,000)	(627,000)	—	(1,602,000)
Other income (expense)	(1,000)	(5,000)	—	19,000	42,000	—	55,000
Income (loss) before income tax	$866,000	$(845,000)	$(233,000)	$(750,000)	$(585,000)	$—	$(1,547,000)

Depreciation and amortization	$96,000	$374,000	$40,000	$13,000	$—	$—	$523,000

Capital expenditures	$31,000	$48,000	$—	$(7,000)	$14,000	$—	$86,000

Assets	$17,644,000	$13,277,000	$1,177,000	$2,421,000	$17,764,000	$(27,000)	$52,256,000

	Transition Networks	Suttle	JDL Technologies	Net2Edge	Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2019
Sales	$30,548,000	$14,918,000	$3,942,000	$1,856,000	$—	$(918,000)	$50,346,000
Cost of sales	16,809,000	10,198,000	2,643,000	1,099,000	—	(275,000)	30,474,000
Gross profit	13,739,000	4,720,000	1,299,000	757,000	—	(643,000)	19,872,000
Selling, general and administrative expenses	11,080,000	2,883,000	1,056,000	2,162,000	1,789,000	(643,000)	18,327,000
Operating (loss) income	2,659,000	1,837,000	243,000	(1,405,000)	(1,789,000)	—	1,545,000
Other income (expense)	(12,000)	2,994,000	(10,000)	25,000	173,000	—	3,170,000
Income (loss) before income tax	$2,647,000	$4,831,000	$233,000	$(1,380,000)	$(1,616,000)	$—	$4,715,000

Depreciation and amortization	$224,000	$735,000	$80,000	$50,000	$—	$—	$1,089,000

Capital expenditures	$11,000	$16,000	$40,000	$8,000	$268,000	$—	$343,000

	Transition Networks	Suttle	JDL Technologies	Net2Edge	Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2018
Sales	$26,219,000	$17,855,000	$2,482,000	$1,251,000	$—	$(703,000)	$47,104,000
Cost of sales	14,436,000	15,105,000	2,281,000	929,000	—	(51,000)	32,700,000
Gross profit	11,783,000	2,750,000	201,000	322,000	—	(652,000)	14,404,000
Selling, general and administrative expenses	10,212,000	5,633,000	1,225,000	2,533,000	1,751,000	(652,000)	20,702,000
Operating (loss) income	1,571,000	(2,883,000)	(1,024,000)	(2,211,000)	(1,751,000)	—	(6,298,000)
Other income	3,000	15,000	3,000	31,000	194,000	—	246,000
Income (loss) before income tax	$1,574,000	$(2,868,000)	$(1,021,000)	$(2,180,000)	$(1,557,000)	$—	$(6,052,000)

Depreciation and amortization	$337,000	$1,173,000	$144,000	$41,000	$—	$—	$1,695,000

Capital expenditures	$69,000	$508,000	$—	$109,000	$14,000	$—	$700,000

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 51,042 and 8,678 for the three and nine-month periods ended September 30, 2019, respectively. Due to the net losses in the first three and nine months of 2018, there was no dilutive impact from stock options or unvested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 936,817 and 1,150,865 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 200,260 shares would not have been included for the three and nine months ended September 30, 2019 because of unmet performance conditions. Options totaling 1,144,607 and 1,351,772 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018 because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 309,819 shares would not have been included for the three and nine months ended September 30, 2018 because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, are summarized below:

	September 30, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	10,716,000	—	—	10,716,000
Subtotal	10,716,000	—	—	10,716,000

Short-term investments:
Commercial Paper	—	4,491,000	—	4,491,000
Corporate Notes/Bonds	—	1,012,000	—	1,012,000
Subtotal	—	5,503,000	—	5,503,000

Total	$10,716,000	$5,503,000	$—	$16,219,000

	December 31, 2018

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$8,428,000	$—	$—	$8,428,000
Total	$8,428,000	$—	$—	$8,428,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2019.

NOTE 15 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks, Suttle and JDL Technologies. The closing of the transaction is subject to several closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyer’s ability to obtain regulatory approval for its intended use of the property. The due diligence period lapsed on January 29, 2019 and the buyer has met certain required obligations. One of the conditions of the agreement included non-refundable deposits into an escrow account. As of September 30, 2019, the balance within this escrow accounts was $175,000 and is included within restricted cash within the condensed consolidated balance sheet. If the sale proceeds, the Company currently expects the transaction to close in the second half of 2020.

NOTE 16 – DISPOSITION OF ASSETS

On April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash, of which $500,000 was deferred into an escrow account until certain criteria are met and is recorded as restricted cash within the condensed consolidated balance sheet. The Company recognized a gain on the sale of inventory and capital equipment totaling $2,967,000 during the second quarter of 2019. Concurrent with the closing of the transaction, Suttle and PPC entered into a Transition Services Agreement under which Suttle agreed to manufacture products related to the FutureLink™ Fiber business line until September 30, 2019, to ensure seamless supply to the customer base.

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

In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

●	Net2Edge develops, manufactures and sells edge network access products to telecommunications carriers.

Third Quarter 2019 Summary

●	Consolidated sales were $18.2 million in Q3 2019 compared to $15.3 million in Q3 2018.

●	The Company achieved operating income of $1.6M in Q3 2019 compared to an operating loss of $1.6 million in Q3 2018.

●	Net income was $1.7 million, or $0.19 per diluted share in Q3 2019, compared to a net loss of $1.5 million, or ($0.17) per diluted share, in Q3 2018.

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

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products

●

The fact that as Transition Networks has more success in selling its products as part of a major infrastructure projects, it may experience significant fluctuations in quarter-to-quarter and year-to-year revenue and profitability; and

●

Transition Networks’ ability to manage its inventory of components and finished products is complex and complicated by its need to maintain a significant inventory of components (i) that may be or become in short supply or discontinued by the component manufacturer, (ii) that must be purchased in bulk to obtain favorable pricing, or (iii) that require long lead times. These factors may result in Transition Networks purchasing and maintaining significant amounts of inventory, that if not used or expected to be used based on anticipated production requirements, (i) may become excess or obsolete and (ii) could result in sales price reductions or inventory write-downs that could adversely affect Transition Networks’ business and results of operations.

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

●

The fact that following the April 2019 sale of its FutureLink business, the Company expects Suttle’s sales and operating income to continue to decline and that the Company is exploring options for the remainder of this business.

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

Company Results

Three Months Ended September 30, 2019 Compared to

Three Months Ended September 30, 2018

Consolidated sales increased 19% in the third quarter of 2019 to $18,223,000 compared to $15,292,000 in the same period of 2018.  Consolidated operating income in the third quarter of 2019 was $1,629,000 compared to an operating loss of $1,602,000 in the third quarter of 2018. Net income in the third quarter of 2019 was $1,738,000 or $0.19 per share compared to net loss of $1,545,000 or $ (0.17) per share in the third quarter of 2018.

Transition Networks Results

Transition Networks sales increased 35% to $12,483,000 in the third quarter of 2019 compared to $9,231,000 in 2018. Transition Networks organizes its sales force by vertical markets and segments its customers geographically.  Third quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2019	2018
North America	$11,479,000	$8,015,000
Rest of World	426,000	690,000
Europe, Middle East, Africa (“EMEA”)	578,000	526,000
	$12,483,000	$9,231,000

The following table summarizes Transition Networks’ 2019 and 2018 third quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2019	2018
Media converters	$5,031,000	$5,059,000
Ethernet switches and adapters	5,957,000	2,563,000
Other products	1,495,000	1,609,000
	$12,483,000	$9,231,000

Sales in North America increased $3,464,000, or 43%, primarily due to deliveries for a major metropolitan smart city IoT project that should be substantially complete by the end of 2019 and smaller security and surveillance projects, partially offset by reduced spend from a major Tier 1 telecommunications provider. International sales decreased $212,000, or 17%, primarily due to declining sales of legacy media converters in Asia, while EMEA improved year-to-date with growth of 10% driven by IoT.  Sales of Ethernet switches and adapters increased 132% or $3,394,000 related to the major metropolitan smart city IoT project and smaller security and surveillance projects. Other product sales decreased 7% or $114,000 due to reduced spend from a major Tier 1 telecommunications provider.

Gross profit on third quarter sales increased to $6,042,000 in 2019 as compared to $4,348,000 in 2018.  Gross margin increased to 48.4% in the third quarter of 2019 from 47.1% in 2018 primarily due to reduced costs for larger volume product purchases and supply chain efficiencies, offset partially by higher inventory adjustments and royalty expense. Selling, general and administrative expenses increased 9% to $3,810,000, or 30.5% of sales, in the third quarter of 2019 compared to $3,481,000, or 37.7% of sales, in 2018 due to higher employee related expenses.

Transition Networks had operating income of $2,232,000 in the third quarter of 2019 compared to operating income of $867,000 in 2018.

Suttle Results

Suttle sales decreased 7% in the third quarter of 2019 to $4,651,000 compared to $5,009,000 in the same period of 2018 due mainly to the sale of the FutureLink fiber business line, reduced spend from a Tier 1 telecommunications provider, and a decrease in DSL products sold internationally.

Sales by customer groups in the third quarter of 2019 and 2018 were:

	Suttle Sales by Customer Group
	2019	2018
Communication service providers	$3,506,000	$4,258,000
International	137,000	350,000
Distributors	414,000	401,000
Other	594,000	—
	$4,651,000	$5,009,000

Suttle’s sales by product groups in third quarter of 2019 and 2018 were:

	Suttle Sales by Product Group
	2019	2018
Structured cabling and connecting system products	$3,706,000	$4,748,000
DSL and other products	945,000	261,000
	$4,651,000	$5,009,000

Sales to communication service providers decreased 18% in the third quarter of 2019 due to the sale of the FutureLink fiber business line and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.  Sales to communication service providers accounted for 75% of Suttle’s sales in the third quarter of 2019 compared to 85% of sales in 2018.  Sales to distributors increased 3% in the third quarter of 2019, and accounted for 9% and 8% of sales in the third quarters of 2019 and 2018, respectively. International sales decreased 61% in the third quarter of 2019 due to lower sales of legacy products and the sale of the FutureLink fiber business early in the second quarter of 2019. Other sales were $594,000 in the third quarter of 2019 and consisted of transition service revenue pursuant to the April 2019 Transition Services Agreement entered into in connection with the sale of the FutureLink fiber business line.

Sales of structured cabling and connecting system products decreased 22% in the third quarter of 2019 due to the sale of the FutureLink fiber business line. Sales of DSL and other products increased 262% in the third quarter of 2019 due to transition service revenue pursuant to the April 2019 Transition Services Agreement as a result of the sale of the FutureLink product line, partially offset by a decline in DSL product sold internationally.

Suttle’s gross profit increased 59% in the third quarter of 2019 to $1,453,000 compared to $916,000 in the same period of 2018.  Gross margin increased to 31.2% from 18.3% in the same period of 2018 due to lower inventory write-downs, workforce reductions, lower depreciation due to the sale of FutureLink assets, and product price increases. Selling, general and administrative expenses decreased 49% to $888,000, or 19.1% of sales, in the third quarter of 2019 compared to $1,756,000, or 35.1% of sales, in the same period in 2018 due to workforce reductions made at the end of 2018.

Suttle achieved operating income of $565,000 in the third quarter of 2019 compared to an operating loss of $840,000 in 2018.

JDL Technologies Results

JDL Technologies sales decreased 9% to $783,000 in the third quarter of 2019 compared to $859,000 in 2018.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2019	2018
Education	$63,000	$185,000
Healthcare and commercial clients	720,000	674,000
	$783,000	$859,000

Revenues from the education sector decreased $122,000 or 66% in the third quarter of 2019 as compared to the 2018 third quarter. Sales were below expectations due to ongoing funding related delays at our largest education customer. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, increased $46,000, or 7% due to new client acquisition and rate increases in our commercial services division.

Gross profit increased 22% to $180,000 in the third quarter of 2019 compared to $147,000 in the same period in 2018. Gross margin increased to 23.0% in the third quarter of 2019 compared to 17.1% in 2018 due to efficiencies realized in our managed services practice.  Selling, general and administrative expenses decreased 8% in the third quarter of 2019 to $349,000, or 44.6% of sales, compared to $380,000, or 44.2% of sales, in 2018 due to cost saving measures put in place and lower facility costs due to an office move during 2019.

JDL Technologies reported an operating loss of $169,000 in the third quarter of 2019 compared to an operating loss of $233,000 in the same period of 2018.

Net2Edge Results

Net2Edge’s sales increased 51% to $611,000 in the third quarter of 2019 compared to $405,000 in 2018 primarily due to revenue from established CSI accounts for carrier Ethernet products.  Gross profit increased 608% to $283,000 in the third quarter of 2019 compared to $40,000 in the same period of 2018.  Gross margin increased to 46.3% in 2019 from 9.9% in 2018 due to favorable product mix at a key carrier customer and higher costs to expedite product in 2018. Selling, general and administrative expenses decreased 19% in 2019 to $653,000 compared to $809,000 in 2018 due to a reduction in selling expenses. Net2Edge reported an operating loss of $370,000 in the third quarter of 2019 compared to an operating loss of $769,000 in the same period of 2018.

Income Taxes

The Company’s income before income taxes was $1,721,000 in the third quarter of 2019 compared to a loss before income taxes of $1,547,000 in the third quarter of 2018. The Company’s effective income tax rate was (1.0%) in the third quarter of 2019 and 0.1% in 2018.

Nine Months Ended September 30, 2019 Compared to

Nine Months Ended September 30, 2018

Consolidated sales increased 7% in the first nine months of 2019 to $50,346,000 compared to $47,104,000 in the same period of 2018.  Consolidated operating income in the first nine months of 2019 was $1,545,000 compared to an operating loss of $6,298,000 in the first nine months of 2018. Net income in the first nine months of 2019 was $4,751,000 or $0.51 per share compared to a net loss of $6,046,000 or $ (0.66) per share in the first nine months of 2018.

Transition Networks Results

Transition Networks sales increased 17% to $30,548,000 in the first nine months of 2019 compared to $26,219,000 in 2018. Transition Networks organizes its sales force by vertical markets and segments its customers geographically.  First nine month sales by region are presented in the following table:

	Transition Networks Sales by Region
	2019	2018
North America	$26,442,000	$22,107,000
Rest of World	1,822,000	2,530,000
Europe, Middle East, Africa (“EMEA”)	2,284,000	1,582,000
	$30,548,000	$26,219,000

The following table summarizes Transition Networks’ 2019 and 2018 first nine month sales by its major product groups:

	Transition Networks Sales by Product Group
	2019	2018
Media converters	$15,092,000	$14,735,000
Ethernet switches and adapters	10,788,000	6,650,000
Other products	4,668,000	4,834,000
	$30,548,000	$26,219,000

Sales in North America increased $4,335,000, or 20%, primarily due to sales related to a major metropolitan smart city IoT project that should be substantially complete by the end of 2019, smaller security and surveillance projects and more typical buying patterns as compared to 2018, where we experienced slow demand from a carrier customer and disruptions in our product supply, partially offset by lower sales to a major Tier 1 telecommunications provider. International sales remained flat, with a significant project with a customer in our EMEA region for media converter products in the first quarter of this year, offset by weakness in our rest of world region.  Media converter sales increased 2% or $357,000 due to a large EMEA project in the first quarter. Sales of Ethernet switches and adapters increased 62% or $4,138,000 due to involvement in a major metropolitan smart city IoT project and strong demand for new products in North America for smaller security and surveillance projects. All other product sales decreased 3% or $166,000 due mainly to slower activity in our ancillary products business during the first quarter and reduced purchases from a major Tier 1 telecommunications provider.

Gross profit on first nine months sales increased 17% to $13,739,000 in 2019 as compared to $11,783,000 in 2018.  Gross margin increased slightly to 45.0% in the first nine months of 2019 from 44.9% in 2018 primarily due to reduced costs for larger volume product purchases and supply chain efficiencies, offset partially by higher inventory adjustments for aged inventory and higher royalty expense. Selling, general and administrative expenses increased 8% to $11,080,000, or 36.3% of sales, in the first nine months of 2019 compared to $10,212,000, or 38.9% of sales, in 2018 due to higher employee related expenses, higher marketing spend, and an increase in engineering expenses related to prototype development.

Transition Networks had operating income of $2,659,000 in the first nine months of 2019 compared to operating income of $1,571,000 in 2018.

Suttle Results

Suttle sales decreased 16% in the first nine months of 2019 to $14,918,000 compared to $17,855,000 in the same period of 2018 due to mainly the sale of the FutureLink fiber business line and reduced spend from Tier 1 telecommunications providers, volume declines in legacy products, and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers.

Sales by customer groups in the first nine months of 2019 and 2018 were:

	Suttle Sales by Customer Group
	2019	2018
Communication service providers	$11,463,000	$14,705,000
International	645,000	1,696,000
Distributors	1,513,000	1,454,000
Other	1,297,000	—
	$14,918,000	$17,855,000

Suttle’s sales by product groups in first nine months of 2019 and 2018 were:

	Suttle Sales by Product Group
	2019	2018
Structured cabling and connecting system products	$12,549,000	$16,490,000
DSL and other products	2,369,000	1,365,000
	$14,918,000	$17,855,000

Sales to communication service providers decreased 22% in the first nine months of 2019 due to the sale of the FutureLink fiber business line, reduced spend from Tier 1 telecommunications providers, and volume declines in legacy products.  Sales to communication service providers accounted for 77% of Suttle’s sales in the first nine months of 2019 compared to 82% of sales in 2018.  Sales to distributors increased 4% in the first nine months of 2019 due to the Company’ success in selling product through to installers, who have increasingly become Tier 1 suppliers, and accounted for 10% and 8% of sales in the first nine months of 2019 and 2018, respectively. International sales decreased 62% in the first nine months of 2019 due to a decrease in legacy DSL product sales in Latin America, and accounted for 4% of Suttle’s first nine months 2019 sales. Other sales increased $1,297,000 in the first nine months of 2019 due to transition service revenue pursuant to the April 2019 Transition Services Agreement as a result of the sale of the FutureLink fiber business line.

Sales of structured cabling and connecting system products decreased 24% in the first nine months of 2019 due to the sale of the FutureLink fiber business line and a shift in purchasing decisions from Tier 1 telecommunications suppliers to installers. Sales of DSL and other products increased 74% in the first nine months of 2019 due to transition service revenue pursuant to the April 2019 Transition Services Agreement, partially offset by a decline in DSL product sold internationally.

Suttle’s gross profit increased 72% in the first nine months of 2019 to $4,720,000 compared to $2,750,000 in the same period of 2018.  Gross margin increased to 31.6% from 15.4% in the same period of 2018 due to lower inventory adjustments, favorable product mix changes, price increases at certain Tier 1 suppliers, workforce reductions made at the end of 2018, lower depreciation due to the sale of FutureLink assets, and lower inventory adjustments. Selling, general and administrative expenses decreased 49% to $2,883,000, or 19.3% of sales, in the first nine months of 2019 compared to $5,633,000, or 31.5% of sales, in the same period in 2018 due primarily to workforce reductions made at the end of 2018.

Suttle achieved operating income of $1,837,000 in the first nine months of 2019 compared to an operating loss of $2,883,000 in 2018.

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

JDL Technologies Results

JDL Technologies sales increased 59% to $3,942,000 in the first nine months of 2019 compared to $2,482,000 in 2018.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2019	2018
Education	$1,831,000	$574,000
Healthcare and commercial clients	2,111,000	1,908,000
	$3,942,000	$2,482,000

Revenues from the education sector increased $1,257,000 or 219% in the first nine months of 2019 as compared to the 2018 first nine months due to the resumption of scheduled education projects funded by the federal government in the first quarter of 2019 that were delayed in the prior year. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients, increased $203,000, or 11% due to ongoing efforts to expand managed services and infrastructure sales to these markets.

Gross profit increased 546% to $1,299,000 in the first nine months of 2019 compared to $201,000 in the same period in 2018. Gross margin increased to 33.0% in the first nine months of 2019 compared to 8.1% in 2018 due to the increase in revenue in our education sector and the prior year having certain fixed costs on lower revenue.  Selling, general and administrative expenses decreased 14% in the first nine months of 2019 to $1,056,000, or 26.8% of sales, compared to $1,225,000, or 49.4% of sales, in 2018 due to cost saving measures put in place, lower facility costs due to an office move during 2019, and lower selling and marketing spend.

JDL Technologies reported operating income of $243,000 in the first nine months of 2019 compared to an operating loss of $1,024,000 in the same period of 2018.

Net2Edge Results

Net2Edge’s sales increased 48% to $1,856,000 in the first nine months of 2019 compared to $1,251,000 in 2018 primarily due to revenue from established CSI accounts with new higher featured carrier Ethernet products.  Gross profit increased 135% to $757,000 in the first nine months of 2019 compared to $322,000 in the same period of 2018.  Gross margin increased to 40.8% in 2019 from 25.7% in 2018 due to favorable product mix at a key carrier customer and higher costs to expedite product in 2018. Selling, general and administrative expenses decreased 15% in 2019 to $2,162,000 compared to $2,533,000 in 2018 due to a reduction in selling expenses. Net2Edge reported an operating loss of $1,405,000 in the first nine months of 2019 compared to an operating loss of $2,211,000 in the same period of 2018.

Income Taxes

The Company’s income before income taxes was $4,715,000 in the first nine months of 2019 compared to a loss before income taxes of $6,052,000 in the first nine months of 2018. The Company’s effective income tax rate was (0.8%) in the first nine months of 2019 and 0.1% in 2018. This effective tax rate for 2019 differs from the federal tax rate of 21% due primarily to foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, and changes in valuation allowances related to deferred tax assets. As of December 31, 2018, the Company had a federal net operating loss carryforward from 2015 through 2018 activity of approximately $15,264,000 that is available to offset future taxable income and begins to expire in 2035.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $20,802,000 in cash, cash equivalents, restricted cash, and investments. Of this amount, $10,716,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $5,503,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2019.

The Company had working capital of $36,894,000 at September 30, 2019, consisting of current assets of approximately $47,989,000 and current liabilities of $11,095,000 compared to working capital of $30,695,000 at December 31, 2018 consisting of current assets of $42,335,000 and current liabilities of $11,640,000.

Cash flow provided by operating activities was approximately $5,809,000 in the first nine months of 2019 and $4,966,000 used in the same period of 2018.  Significant working capital changes from December 31, 2018 to September 30, 2019 included a decrease in inventories of $2,510,000 and a decrease in accounts payable of $872,000.

Net cash used in investing activities was $926,000 in first nine months of 2019 compared to $2,257,000 provided in 2018, due to proceeds from the sale of the FutureLink business line, offset by additional investment purchases.

Net cash used in financing activities was $598,000 in the first nine months of 2019 compared to $1,075,000 used in financing activities in 2018. Cash dividends paid on common stock decreased to $557,000 in 2019 ($0.06 per common share) from $1,127,000 in 2018 ($0.12 per common share).  Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $155,000 in 2019 and $80,000 in 2018. The Company acquired $2,000 and $28,000 in 2019 and 2018, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company also acquired $194,000 of Company stock under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019.  The new 2019 Stock Repurchase Program  replaced a 2008 Stock Repurchase Program that had authorized the repurchase of up to 411,910 additional shares, but had no specific dollar amount associated with it. The Company had not made any market repurchases under the 2008 Stock Repurchase Program in the past several years. At September 30, 2019, there remained $1,806,000 under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  Interest on borrowings on the credit line is at LIBOR plus 2.0% (4.0% at September 30, 2019). The Company had no outstanding borrowings against the line of credit at September 30, 2019. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2018 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which amends existing guidance and requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company adopted the accounting standard effective January 1, 2019. Please see Note 3 for the required disclosures related to the impact of adopting this standard. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2019.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At September 30, 2019 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at September 30, 2019.

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

(b) Changes in Internal Controls

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the nine months ended September 30, 2019. These changes include implementing updated processes and controls affected by ASC 842. There was no other change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we concluded that our internal control over financial reporting was effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of the Company’s common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In August 2019, the Company announced the adoption of a $2.0 million stock repurchase program running through the end of 2020. Under the stock repurchase program, repurchases can be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. This new $2.0 million repurchase program replaces a stock repurchase program that the Company had adopted in 2008.  The 2008 stock repurchase program had authorized the repurchase of up to 411,910 additional shares, but had no specific dollar amount associated with it.  The Company had not made any market repurchases under the 2008 stock repurchase program in the past several years.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending September 30, 2019, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	—	$—	—	$—
August 2019	—	—	—	2,000,000
September 2019	38,465	5.05	38,465	1,805,722
Total	38,465	$5.05	38,465	$1,805,722

(1)	The total number of shares purchased includes: shares purchased under the Board’s authorization described above, including market purchases and privately negotiated purchases.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Communications Systems, Inc. Press Release dated October 31, 2019 announcing 2019 Third Quarter Results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 1, 2019		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: November 1, 2019		Chief Financial Officer