Form 10-K/A
period 2019-12-31
COMMUNICATIONS SYSTEMS INC
filed 2020-03-17
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT NO. 1 TO FORM 10-K ON FORM 10K/A

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

Note to Amendment No. 1 to Form 10-K on Form 10-K/A.

On March 17, 2020, Communications Systems, Inc. (“Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2019. After filing, the Company discovered that the XBRL links in the Form 10-K were not operative. Therefore, the Company is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to correct these links. There are no other substantive changes in this Amendment No. 1 to Form 10-K on Form 10-K/A to the original Form 10-K filing.

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