Form 10-Q
period 2020-03-31
COMMUNICATIONS SYSTEMS INC
filed 2020-05-15
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐    NO ☒

Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value , $.05 per share	JCS	Nasdaq

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 1, 2020	9,351,486

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31	December 31
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$20,561,982	$13,928,504
Restricted cash	479,128	679,006
Investments	11,299,604	9,449,650
Trade accounts receivable, less allowance for doubtful accounts of $151,000 and $154,000, respectively	6,565,654	10,242,405
Inventories	8,089,911	8,531,112
Prepaid income taxes	77,078	72,994
Other current assets	1,118,883	1,160,865
Current assets held for sale	—	5,337,274
TOTAL CURRENT ASSETS	48,192,240	49,401,810

PROPERTY, PLANT AND EQUIPMENT, net	7,951,593	8,238,089
OTHER ASSETS:
Investments	355,000	250,000
Deferred income taxes	—	9,534
Operating lease right of use asset	339,933	367,909
Non-current assets held for sale	—	883,370
TOTAL OTHER ASSETS	694,933	1,510,813
TOTAL ASSETS	$56,838,766	$59,150,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,675,534	$3,720,445
Accrued compensation and benefits	2,390,525	3,517,331
Operating lease liability	113,022	115,935
Other accrued liabilities	2,220,269	2,602,752
Dividends payable	200,708	200,363
Current liabilities held for sale	—	1,193,218
TOTAL CURRENT LIABILITIES	7,600,058	11,350,044
LONG TERM LIABILITIES:
Long-term compensation plans	67,175	164,348
Operating lease liability	208,831	244,038
TOTAL LONG-TERM LIABILITIES	276,006	408,386
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,346,966 and 9,252,749 shares issued and outstanding, respectively	467,347	462,637
Additional paid-in capital	43,381,778	42,977,914
Retained earnings	5,957,796	4,649,395
Accumulated other comprehensive loss	(844,219)	(697,664)
TOTAL STOCKHOLDERS’ EQUITY	48,962,702	47,392,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,838,766	$59,150,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2020	2019

Sales	$9,162,742	$11,216,170
Cost of sales	5,425,595	6,589,954
Gross profit	3,737,147	4,626,216
Operating expenses:
Selling, general and administrative expenses	4,960,890	5,447,595
Total operating expenses	4,960,890	5,447,595
Operating loss from continuing operations	(1,223,743)	(821,379)
Other income (expenses):
Investment and other income	111,757	44,890
Gain (loss) on sale of assets	308,403	(9,935)
Interest and other expense	(9,593)	(9,444)
Other income, net	410,567	25,511
Operating loss from continuing operations before income taxes	(813,176)	(795,868)
Income tax benefit	(4,457)	(3,972)
Net loss from continuing operations	(808,719)	(791,896)
Net income from discontinued operations, net of tax	2,313,352	1,032,009
Net income	1,504,633	240,113

Other comprehensive (loss) income, net of tax:
Unrealized loss on available-for-sale securities	(14,452)	—
Foreign currency translation adjustment	(132,103)	28,618
Total other comprehensive (loss) income	(146,555)	28,618
Comprehensive income	$1,358,078	$268,731

Basic net income (loss) per share:
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	0.25	0.11
	$0.16	$0.03

Diluted net income (loss) per share:
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	0.25	0.11
	$0.16	$0.03

Weighted Average Basic Shares Outstanding	9,265,590	9,176,093
Weighted Average Dilutive Shares Outstanding	9,445,299	9,176,093
Dividends declared per share	$0.02	$0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended March 31, 2020

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282
Net income	—	—	—	1,504,633	—	1,504,633
Issuance of common stock under Employee Stock Purchase Plan	3,549	177	21,720	—	—	21,897
Issuance of common stock to Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under Executive Stock Plan	46,584	2,329	—	—	—	2,329
Share based compensation	—	—	79,168	—	—	79,168
Other share retirements	(21,975)	(1,099)	(101,305)	(6,382)	—	(108,786)
Shareholder dividends ($0.02 per share)	—	—	—	(189,850)	—	(189,850)
Other comprehensive loss	—	—	—	—	(146,555)	(146,555)
BALANCE AT MARCH 31, 2020	9,346,966	$467,347	$43,381,778	$5,957,796	$(844,219)	$48,962,702

For the Three Months Ended March 31, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	240,113	—	240,113
Issuance of common stock under Employee Stock Purchase Plan	13,421	671	26,574	—	—	27,245
Issuance of common stock to Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under Executive Stock Plan	4,575	229	—	—	—	229
Share based compensation	—	—	69,687	—	—	69,687
Other share retirements	(740)	(37)	(3,422)	1,494	—	(1,965)
Shareholder dividends ($0.02 per share)	—	—	—	(185,425)	—	(185,425)
Other comprehensive income	—	—	—	—	28,618	28,618
BALANCE AT MARCH 31, 2019	9,308,520	$465,426	$43,036,333	$(677,819)	$(722,675)	$42,101,265

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,504,633	$240,113
Net income from discontinued operations, net of tax	2,313,352	1,032,009
Net loss from continuing operations	(808,719)	(791,896)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	211,461	279,248
Share based compensation	79,168	69,687
Deferred taxes	9,534	—
(Gain) loss on sale of assets	(308,403)	9,935
Changes in assets and liabilities:
Trade accounts receivable	3,641,383	(18,958)
Inventories	371,202	1,195,298
Prepaid income taxes	(4,085)	3,300
Other assets, net	25,874	(1,112,293)
Accounts payable	(1,025,979)	(1,059,564)
Accrued compensation and benefits	(811,873)	(327,617)
Other accrued liabilities	(373,465)	(283,967)
Income taxes payable	—	(28,267)
Net cash provided by (used in) operating activities - continuing operations	1,006,098	(2,065,094)
Net cash (used in) provided by operating activities - discontinued operations	(765,468)	874,182
Net cash provided by (used in) operating activities	240,630	(1,190,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,917)	(209,875)
Purchases of investments	(8,417,689)	—
Proceeds from the sale of property, plant and equipment	420,000	—
Proceeds from the sale of investments	6,448,284	—
Net cash used in investing activities - continuing operations	(1,606,322)	(209,875)
Net cash provided by (used in) investing activities - discontinued operations	8,110,179	(7,427)
Net cash provided by (used in) investing activities	6,503,857	(217,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(189,505)	(184,484)
Proceeds from issuance of common stock, net of shares withheld	24,226	25,509
Purchase of common stock	(108,786)	—
Net cash used in financing activities	(274,065)	(158,975)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(36,822)	1,469

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,433,600	(1,565,720)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	14,607,510	11,056,426
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$21,041,110	$9,490,706
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(7,398)	$—
Interest paid	9,467	9,369
Dividends declared not paid	200,708	185,482
Capital expenditures in accounts payable	—	21,701
Operating right of use assets obtained in exchange for lease obligations	—	449,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.) and the United Kingdom (U.K.). CSI is principally engaged through its Transition Networks, Inc. (“Transition Networks” or “Transition”) subsidiary and business unit in the manufacture and sale of solutions that provide actionable intelligence, power and connectivity at the edge of networks through Power over Ethernet (“PoE”) products, software and services as well as traditional products such as media converters, network adapters and other connectivity products. Through its JDL Technologies, Inc. (“JDL Technologies” or “JDL”) business unit, the Company provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment. Through its Net2Edge Limited (“Net2Edge”) U.K.-based business unit, the Company designs, develops, and sells edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market.

The Company classifies its businesses into three segments that correspond to these three business units. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of March 31, 2020 and the related condensed consolidated statements of income  and comprehensive income, and the condensed consolidated statements of cash flows for the periods ended March 31, 2020 and 2019 have been prepared by Company management.  In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and 2019 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 Annual Report to Shareholders on Form 10-K.  The results of operations for the period ended March 31, 2020 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized gain (loss) on securities	Accumulated Other Comprehensive Loss
December 31, 2019	$(709,000)	$11,000	$(698,000)

Net current period change	(132,000)	(14,000)	(146,000)

March 31, 2020	$(841,000)	$(3,000)	$(844,000)

NOTE 2 – REVENUE RECOGNITION

Transition Networks

The Company has determined that the revenue recognition for its Transition Networks division occurs upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

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

The Company has also identified the following performance obligations within its JDL Technologies division that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time after the Company has transferred control when the service is first available to the customer by the third-party vendor. The Company reports revenue from these third-party services on a net basis in its financial statements. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

Net2Edge Limited

The Company’s Net2Edge division manufactures and markets Ethernet based edge network access devices. The Company principally sells these products through approved partners and integrators outside the United States. The Company has determined that the performance obligation in the Net2Edge division occurs at a point in time, specifically upon the delivery of its connectivity infrastructure and data transmission products.

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues, which is different for each segment.

For Transition Networks, we analyze revenue by region and product group. During 2020, the Company reclassified its product groups into two new categories as noted below. In order to conform to the 2020 presentation, the Company has reclassified the 2019 information as follows for the three months ended March 31, 2020 and 2019:

	Transition Networks Sales by Region
	Three Months Ended March 31
	2020	2019
North America	$7,442,000	$6,910,000
International	722,000	1,980,000
	$8,164,000	$8,890,000

	Transition Networks Sales by Product Group
	Three Months Ended March 31
	2020	2019
Intelligent edge solutions	$3,100,000	$2,272,000
Traditional products	5,064,000	6,618,000
	$8,164,000	$8,890,000

For JDL, we analyze revenue by customer group, which is as follows for the three months ended March 31, 2020 and 2019:

	JDL Revenue by Customer Group
	Three Months Ended March 31
	2020	2019
Education	$93,000	$1,473,000
Healthcare and commercial clients	534,000	451,000
CSI IT operations	200,000	284,000
	$827,000	$2,208,000

The Company does not currently analyze revenue for Net2Edge on a disaggregated basis. Revenues from Net2Edge were $424,000 and $448,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 3 – DISCONTINUED OPERATIONS

On March 11, 2020, the Company sold the remainder of its Suttle business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships to Oldcastle Infrastructure, Inc. (“Oldcastle”) for $8,000,000, with a working capital adjustment 90 days after close. Oldcastle, a wholly-owned subsidiary of Ireland based CRH PLC, will operate the majority of the acquired Suttle business through its wholly-owned subsidiary, Primex Technologies, Inc.  The Company received proceeds of $8,308,000 and recorded a gain on the sale of $2,161,000 in the first quarter of 2020.

Concurrent with the closing of the transaction, the Company and Oldcastle entered into a Transition Services Agreement (“TSA”) under which Suttle will continue to manufacture products for Oldcastle for up to six months, to ensure seamless supply and quality assurance to the existing customer base. Concurrently with the closing of the transaction and the TSA, the Company and Oldcastle also entered into a lease agreement under which Oldcastle agreed to lease two buildings in Hector, Minnesota, where Suttle had conducted operations. Base rents under the lease agreement range from $6,970 to $7,180 per month. The parties intend to work with Suttle’s existing suppliers to ensure continued support and delivery of all Suttle products during the transition period. The associated assets and liabilities related to this sale were classified as held for sale at December 31, 2019.  The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	March 31, 2020	December 31, 2019

Trade accounts receivable	$—	$2,235,000
Inventories	—	3,009,000
Other current assets	—	93,000
Total current assets	$—	$5,337,000

Property, plant, and equipment	$—	$883,000
Total noncurrent assets	$—	$883,000

Total assets held for sale	$—	$6,220,000

Accounts payable	$—	$1,111,000
Other accrued liabilities	—	82,000
Total liabilities held for sale	$—	$1,193,000

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31
	2020	2019

Sales	$3,025,000	$5,507,000
Cost of sales	2,050,000	3,706,000
Selling, general and administrative expenses	500,000	799,000
Restructuring expenses	320,000	—
Gain on sale of assets	(2,161,000)	(9,000)
Operating income before income taxes	2,316,000	1,011,000
Income tax expense (benefit)	3,000	(21,000)
Income from discontinued operations	$2,313,000	$1,032,000

During the three months ended March 31, 2020, the Company recorded $320,000 in restructuring expense. This consisted of severance and related benefits costs due to the sale of the remainder of Suttle’s business lines and the closure of the plant once the TSA is completed. We expect 2020 restructuring costs to be $1,200,000 including remaining severance and other shut down costs. Any remaining assets will be held for sale at the completion of the TSA. The Company did not make any restructuring charge payments during the first three months of 2020 and had $320,000 in restructuring accruals recorded in accrued compensation and benefits at March 31, 2020 that are expected to be paid during 2020.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available –for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term investments as of March 31, 2020 and December 31, 2019:

March 31, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$16,913,000	$—	$—	$16,913,000	$16,913,000	$—	$—
Subtotal	16,913,000	—	—	16,913,000	16,913,000	—	—

Investments:
Commercial Paper	11,316,000	1,000	(17,000)	11,300,000	—	11,300,000	—
Convertible Debt	355,000	—	—	355,000	—	—	355,000
Subtotal	11,671,000	1,000	(17,000)	11,655,000	—	11,300,000	355,000

Total	$28,584,000	$1,000	$(17,000)	$28,568,000	$16,913,000	$11,300,000	$355,000

December 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,761,000	$—	$—	$8,761,000	$8,761,000	$—	$—
Subtotal	8,761,000	—	—	8,761,000	8,761,000	—	—

Investments:
Commercial Paper	8,695,000	—	(1,000)	8,694,000	—	8,694,000	—
Corporate Notes/Bonds	756,000	—	—	756,000	—	756,000	—
Convertible Debt	250,000	—	—	250,000	—	—	250,000
Subtotal	9,701,000	—	(1,000)	9,700,000	—	9,450,000	250,000

Total	$18,462,000	$—	$(1,000)	$18,461,000	$8,761,000	$9,450,000	$250,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities. All unrealized losses as of March 31, 2020 were in a continuous loss position of less than twelve months and are not deemed to be other than temporarily impaired as of March 31, 2020.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2020:

	Amortized Cost	Estimated Market Value

Due within one year	$11,316,000	$11,300,000
Due after one year through five years	355,000	355,000
	$11,671,000	$11,655,000

The Company did not recognize any gross realized gains or losses during either of the three-month periods ending March 31, 2020 and 2019, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income and comprehensive income.

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term.  The most recent term ended March 31, 2020.  The ESPP is considered compensatory under current Internal Revenue Service rules.  At March 31, 2020, after giving effect to the shares issued as of that date, 85,573 shares remain available for future issuance under the ESPP.

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

At March 31, 2020, 411,664 shares have been issued under the 2011 Incentive Plan, 1,298,156 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 790,180 shares are eligible for grant under future awards.

Stock Option Plan for Directors

Shares of common stock are reserved for issuance to non-employee directors under options granted by the Company prior to 2011 under its Stock Option Plan for Non-Employee Directors (the “Director Plan”).  Under the Director Plan nonqualified stock options to acquire shares of common stock were automatically granted to each non-employee director concurrent with annual meetings of shareholders in 2010 and earlier years, with the exercise price of options granted being the fair market value of the common stock on the date of the respective shareholder meetings.  Options granted under the Director Plan expire 10 years from date of grant. No options have been granted under the Director Plan since 2011 when the Company amended the Director Plan to prohibit future option grants.  As of March 31, 2020, there were 18,000 shares subject to outstanding options under the Director Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan and the Director Plan over the period December 31, 2019 to March 31, 2020:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2019	1,130,472	$7.28	3.48
Awarded	—	—
Exercised	—	—
Forfeited	(28,369)	10.66
Outstanding – March 31, 2020	1,102,103	7.20	3.31

Exercisable at March 31, 2020	922,192	$7.93	2.94
Expected to vest March 31, 2020	1,102,103	7.20	3.31

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2020 was $400,000.  The intrinsic value of all options exercised during the three months ended March 31, 2020 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three-month periods ended March 31, 2020 and 2019.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2019 to March 31, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2019	321,227	$3.37
Granted	—	—
Vested	(46,584)	2.64
Forfeited	(60,590)	4.40
Outstanding – March 31, 2020	214,053	3.24

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2020 was $79,000 before income taxes and $63,000 after income taxes. Share-based compensation expense recognized for the three months ended March 31, 2019 was $70,000 before income taxes and $55,000 after income taxes.  Unrecognized compensation expense for the Company’s plans was $235,000 at March 31, 2020 and is expected to be recognized over a weighted-average period of 1.8 years.  Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	March 31	December 31
	2020	2019
Finished goods	$6,776,000	$6,728,000
Raw and processed materials	1,314,000	1,803,000
	$8,090,000	$8,531,000

NOTE 7 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 8 – DEBT

Line of Credit

The Company has a $15,000,000 line of credit from Wells Fargo Bank, N.A.  The Company had no outstanding borrowings against the line of credit at March 31, 2020 or December 31, 2019. Due to the revolving nature of loans under our credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our credit facility at March 31, 2020 was $3,875,000, based on the borrowing base calculation. Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.0% at March 31, 2020). The credit agreement expires August 12, 2021 and is secured by assets of the Company.  Our credit agreement contains financial covenants including a minimum liquidity balance of $10,000,000. Liquidity is calculated as the sum of unrestricted cash, marketable securities and the availability on the line of credit. The Company was in compliance with its financial covenants at March 31, 2020.

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

At March 31, 2020 there was $131,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized.  The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2016-2019 remain open to examination by the Internal Revenue Service and the years 2015-2019 remain open to examination by various state tax departments. The tax years from 2016-2018 remain open in Costa Rica.

The Company’s effective income tax rate was 0.5% for the first three months of 2020. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit.  The effect of the foreign operations was an overall rate decrease of approximately (10.1%) for the three months ended March 31, 2020. There were no additional uncertain tax positions identified in the first quarter of 2020.  The Company’s effective income tax rate for the three months ended March 31, 2019 was 0.5%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

NOTE 10 – SEGMENT INFORMATION

The Company classifies its remaining businesses into three segments as follows:

●

Transition Networks designs, develops and sells Intelligent Edge solutions that provide connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. Transition Networks continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network;

●

JDL Technologies provides technology solutions that address prevalent IT challenges, including virtualization and cloud solutions, managed services, wired and wireless network design and implementation, and converged infrastructure configuration and deployment; and

●

Net2Edge designs, develops, and sells edge network access products, TDM over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market.

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

Information concerning the Company’s continuing operations in the various segments for the three month periods ended March 31, 2020 and 2019 are as follows:

	Transition	JDL			Intersegment
	Networks	Technologies	Net2Edge	Other	Eliminations	Total

Three Months Ended March 31, 2020
Sales	$8,164,000	$827,000	$424,000	$—	$(252,000)	$9,163,000
Cost of sales	4,604,000	620,000	214,000	—	(12,000)	5,426,000
Gross profit	3,560,000	207,000	210,000	—	(240,000)	3,737,000
Selling, general and administrative expenses	3,344,000	328,000	593,000	936,000	(240,000)	4,961,000
Operating income (loss)	216,000	(121,000)	(383,000)	(936,000)	—	(1,224,000)
Other income	—	—	14,000	397,000	—	411,000
Income (loss) before income tax	$216,000	$(121,000)	$(369,000)	$(539,000)	$—	$(813,000)

Depreciation and amortization	$54,000	$13,000	$17,000	$127,000	$—	$211,000

Capital expenditures	$41,000	$—	$2,000	$14,000	$—	$57,000

Assets	$13,087,000	$1,394,000	$2,578,000	$39,807,000	$(27,000)	$56,839,000

	Transition	JDL			Intersegment
	Networks	Technologies	Net2Edge	Other	Eliminations	Total

Three Months Ended March 31, 2019
Sales	$8,890,000	$2,208,000	$448,000	$—	$(330,000)	$11,216,000
Cost of sales	5,136,000	1,341,000	227,000	—	(114,000)	6,590,000
Gross profit	3,754,000	867,000	221,000	—	(216,000)	4,626,000
Selling, general and administrative expenses	3,695,000	376,000	748,000	844,000	(216,000)	5,447,000
Operating (loss) income	59,000	491,000	(527,000)	(844,000)	—	(821,000)
Other income (expense)	—	(10,000)	(1,000)	36,000	—	25,000
Income (loss) before income tax	$59,000	$481,000	$(528,000)	$(808,000)	$—	$(796,000)

Depreciation and amortization	$79,000	$28,000	$20,000	$152,000	$—	$279,000

Capital expenditures	$—	$36,000	$7,000	$167,000	$—	$210,000

Assets	$17,668,000	$3,814,000	$2,863,000	$27,873,000	$(27,000)	$52,191,000

NOTE 11 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 179,709 and 0 for the three months ended March 31, 2020 and 2019, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options totaling 632,114 and 1,311,090 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 117,688 and 216,929 shares would not have been included for the three months ended March 31, 2020 and 2019, respectively, because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, are summarized below:

	March 31, 2020

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$16,913,000	$—	$—	$16,913,000
Subtotal	16,913,000	—	—	16,913,000

Short-term investments:
Commercial Paper	—	11,300,000	—	11,300,000
Subtotal	—	11,300,000	—	11,300,000

Long-term investments:
Convertible debt	—	—	355,000	355,000
Subtotal	—	—	355,000	355,000

Total	$16,913,000	$11,300,000	$355,000	$28,568,000

	December 31, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$8,761,000	$—	$—	$8,761,000
Subtotal	8,761,000	—	—	8,761,000

Short-term investments:
Commercial Paper	—	8,694,000	—	8,694,000
Corporate Notes/Bonds	—	756,000	—	756,000
Subtotal	—	9,450,000	—	9,450,000

Long-term investments:
Convertible debt	—	—	250,000	250,000
Subtotal	—	—	250,000	250,000

Total	$8,761,000	$9,450,000	$250,000	$18,461,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2020.

NOTE 13 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks and JDL Technologies. The closing of the transaction is subject to several closing conditions, including the buyer’s ability to complete due diligence within 180 days and the buyer’s ability to obtain regulatory approval for its intended use of the property. The original due diligence period lapsed on January 29, 2019, and through two amendments to the original agreement, the due diligence period has been extended to June 30, 2020, and the buyer has met certain required obligations under these amendments. One of the conditions of the agreement and amendments included non-refundable deposits into an escrow account. As of March 31, 2020, the balance within this escrow account was $225,000 and is included within restricted cash within the condensed consolidated balance sheet. If the sale proceeds, the Company currently expects the transaction to close in early 2021.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard during the first quarter of 2020 with an immaterial impact to our consolidated financial statements.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. In April 2020, the Company made an $899,000 investment in Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. The Company believes this investment is important for its Transition Networks and Net2Edge business segments as they have begun exploring partnering with Quortus to integrate their Private LTE core in existing and new products for the Company’s federal business, network extensions, and private networks for enterprises.

On May 14, 2020, the Company completed the acquisition of Ecessa Corporation (“Ecessa”) in a reverse triangular merger for $4.0 million with working capital adjustments 90 days after closing. At the closing, Ecessa became a wholly owned subsidiary of CSI. Based in Plymouth, Minnesota, Ecessa designs and distributes software-defined wide area networking (SD-WAN) solutions for businesses through the deployment of field installations of Ecessa Edge®, PowerLink®, and WANworX® controllers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides physical connectivity infrastructure and services for global deployments of broadband networks through the following business units:

Transition Networks

With over 30 years of growth and expertise in hardware and software development, Transition Networks offers customers the ability to securely and reliably connect, power and manage edge devices in an IoT (“Internet of Things”) ecosystem as well as affordably integrate the benefits of fiber optics into any data network, in any application, and in any environment. Offering support for multiple speeds and protocols, multiple POE options, any interface, and hardware and software platforms, Transition Networks’ portfolio gives customers simple, secure and intelligent solutions for the network edge. Transition Networks distributes hardware-based connectivity solutions through a network of resellers in over 90 countries.

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

First Quarter 2020 Summary

●	Consolidated sales were $9.2 million in Q1 2020 compared to $11.2 million in Q1 2019.

●	The Company incurred an operating loss from continuing operations of $1.2 million in Q1 2020 compared to an operating loss from continuing operations of $0.8 million in Q1 2019.

●	Net loss from continuing operations was $809,000, or ($0.09) per diluted share in Q1 2020, compared to a net loss from continuing operations of $792,000, or ($0.09) per diluted share, in Q1 2019.

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

General Risks and Uncertainties:

●	The ability of the Company’s three operating units to each function in an efficient and cost-effective manner, under the oversight of the CSI parent;

●

Any short-term or long-term effect that the COVID-19 Pandemic may have on the American and world economies generally, or us as a manufacturing entity, including our ability to manufacture, market, and sell our products while complying with applicable or otherwise appropriate social distancing policies, as discussed more thoroughly below in the section “Impact of COVID-19 Pandemic”;

●	Our ability to successfully and profitably integrate our new Ecessa subsidiary into our existing operations;

●	The ability of our three business units to operate profitably;

●	The ability to manage corporate costs incurred as a public company in an effective manner;

●	The ability of the Special Committee of the Board of Directors and business leadership to develop business development options for the Company and the Company’s ability to implement these plans;

●	The impact of changing government expenditures in our markets;

●	The fact that the sale of the Company’s Minnetonka headquarters is subject to contingencies, some of which are beyond the Company’s control; and

●	The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Transition Networks Risks and Uncertainties:

●	The ability of Transition Networks to develop and sell new products for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	Transition Networks’ reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as Transition Networks develops and introduces new products;

●

The fact that as Transition Networks has more success in selling its products as part of major infrastructure projects, it may experience significant fluctuations in quarter-to-quarter and year-to-year revenue and profitability; and

●

Transition Networks’ ability to manage its inventory of components and finished products is complex and complicated by its need to maintain a significant inventory of components (i) that may be or become in short supply or discontinued by the component manufacturer, (ii) that must be purchased in bulk to obtain favorable pricing, or (iii) that require long lead times. These factors may result in Transition Networks purchasing and maintaining significant amounts of inventory, that if not used or expected to be used based on anticipated production requirements, (i) may become excess or obsolete and (ii) could result in sales price reductions or inventory write-downs that could adversely affect Transition Networks’ business and results of operations.

JDL Technologies Risks and Uncertainties:

●

JDL’s ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer in light of continuing delays in the government funding of this customer including JDL’s ability to efficiently deliver products and services to this customer when funding is restored;

●	JDL’s ability to expand to other educational prospects;

●	JDL’s ability to profitably increase its business serving small and medium-sized commercial businesses;

●	JDL’s ability to successfully and profitably manage a large number of small accounts; and

●	JDL’s ability to establish and maintain a productive and efficient workforce.

Net2Edge’s Risks and Uncertainties:

●	Net2Edge’s ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability; and

●	Net2Edge’s ability to sustain meaningful product differentiation and achieve substantial gross margins.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we have instituted office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. While we experienced supply chain and demand disruptions during the first quarter of 2020, it did not have a significant impact on our results. We expect the disruption to our supply to continue throughout 2020, as well as higher logistics and operational costs due to the COVID-19 pandemic. At the same time, we have seen an increase in demand for our Transition Networks’ fiber and high-speed products as customers are looking to upgrade their networks. We are also seeing delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

Company Results

Three Months Ended March 31, 2020 Compared to

Three Months Ended March 31, 2019

Consolidated sales decreased 18.3% in the first quarter of 2020 to $9,163,000 compared to $11,216,000 in the same period of 2019.  Consolidated operating loss from continuing operations in the first quarter of 2020 was $1,224,000 compared to an operating loss from continuing operations of $821,000 in the first quarter of 2019. Net loss from continuing operations in the first quarter of 2020 was $809,000 or $ (0.09) per share compared to net loss from continuing operations of $792,000 or $ (0.09) per share in the first quarter of 2019.

Transition Networks Results

Transition Networks sales decreased 8% to $8,164,000 in the first quarter of 2020 compared to $8,890,000 in 2019. Transition Networks organizes its sales force by vertical markets and segments its customers geographically.  First quarter sales by region are presented in the following table:

	Transition Networks Sales by Region
	2020	2019
North America	$7,442,000	$6,910,000
International	722,000	1,980,000
	$8,164,000	$8,890,000

The following table summarizes Transition Networks’ 2020 and 2019 first quarter sales by its major product groups:

	Transition Networks Sales by Product Group
	2020	2019
Intelligent edge solutions	$3,100,000	$2,272,000
Traditional products	5,064,000	6,618,000
	$8,164,000	$8,890,000

Sales in North America increased $532,000, or 8%, primarily due to a strong quarter of sales to Federal agencies partially offset by a decline in sales to one major telecommunications customer. International sales decreased $1,258,000, or 64%, primarily due to an overall drop in demand for traditional products and the economic effects of COVID-19.  Sales of Intelligent edge solutions (“IES”) products increased 36% or $828,000 due to higher sales of security and surveillance products and federal government contracts. Traditional product sales decreased 23% or $1,554,000 due mainly to a decline in media converter orders from one major telecommunications customer.

Gross profit on first quarter sales decreased to $3,560,000 in 2020 as compared to $3,754,000 in 2019.  Gross margin increased to 43.6% in the first quarter of 2020 from 42.2% in 2019 primarily due to sales of lower margin media converter products in the prior year. Selling, general and administrative expenses decreased 9% to $3,344,000, or 41.0% of sales, in the first quarter of 2020 compared to $3,695,000, or 41.6% of sales, in 2019 due to reduced personnel expenses.

Transition Networks had operating income of $216,000 in the first quarter of 2020 compared to operating income of $59,000 in 2019.

JDL Technologies Results

JDL Technologies sales decreased 63% to $827,000 in the first quarter of 2020 compared to $2,208,000 in 2019.

JDL’s revenues by customer group were as follows:

	JDL Revenue by Customer Group
	2020	2019
Education	$93,000	$1,473,000
Healthcare and commercial clients	534,000	451,000
CSI IT operations	200,000	284,000
	$827,000	$2,208,000

Revenues from the education sector decreased $1,380,000 or 94% in the first quarter of 2020 as compared to the 2019 first quarter. Sales were below expectations due to ongoing funding related delays at our largest education customer. Revenue from sales to small and medium-sized commercial businesses (“SMBs”), which are primarily healthcare and commercial clients increased $83,000 or 18% in the first quarter of 2020 as compared to 2019 due to new client acquisition and rate increases in our commercial services division. The decrease in the CSI IT operations revenue as compared to the first quarter of 2019 is related to hardware refresh revenue in the prior year that was not repeated in the current year.

Gross profit decreased 76% to $207,000 in the first quarter of 2020 compared to $867,000 in the same period in 2019. Gross margin decreased to 25.0% in the first quarter of 2020 compared to 39.3% in 2019 due to the cost of maintaining the specialized education sector engineering team in anticipation of pending projects we expect to begin in the second quarter of 2020.  Selling, general and administrative expenses decreased 13% in the first quarter of 2020 to $328,000, or 39.7% of sales, compared to $376,000, or 17.0% of sales, in 2019 due to cost saving measures put in place.

JDL Technologies reported an operating loss of $121,000 in the first quarter of 2020 compared to operating income of $491,000 in the same period of 2019.

Net2Edge Results

Net2Edge’s sales decreased 5% to $424,000 in the first quarter of 2020 compared to $448,000 in 2019 primarily due to delays in completing final approval for a new product for a key Latin American customer as a result of the Latin American country-wide COVID-19 lock-down.  Gross profit decreased 5% to $210,000 in the first quarter of 2020 compared to $221,000 in the same period of 2019.  Gross margin increased slightly to 49.5% in 2020 from 49.3% in 2019. Selling, general and administrative expenses decreased 21% in 2020 to $593,000 compared to $748,000 in 2019 due to a reduction in selling expenses and other cost saving measures. Net2Edge reported an operating loss of $383,000 in the first quarter of 2020 compared to an operating loss of $527,000 in the same period of 2019.

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

Income Taxes

The Company’s loss from continuing operations before income taxes was $813,000 in the first three months of 2020 compared to a loss from continuing operations before income taxes of $796,000 in the first three months of 2019. The Company’s effective income tax rate was 0.5% in the first three months of 2020 and 0.5% in 2019. This effective tax rate for 2020 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2019, the Company had a federal net operating loss carryforward from 2015 through 2019 activity of approximately $7,687,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Liquidity and Capital Resources

As of March 31, 2020, the Company had $32,341,000 in cash, cash equivalents, restricted cash, and investments. Of this amount, $16,913,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $11,300,000 in investments consisting of commercial paper that are traded on the open market and are classified as available-for-sale at March 31, 2020.

The Company had working capital of $40,592,000 at March 31, 2020, consisting of current assets of approximately $48,192,000 and current liabilities of $7,600,000 compared to working capital of $38,052,000 at December 31, 2019, consisting of current assets of $49,402,000 and current liabilities of $11,350,000.

Cash flow provided by operating activities was approximately $241,000 in the first three months of 2020 and $1,191,000 used in the same period of 2019.  Significant working capital changes from December 31, 2019 to March 31, 2020 included a decrease in accounts receivable of $3,641,000, a decrease in accounts payable of $1,026,000 and a decrease in accrued compensation and benefits of $812,000.

Net cash provided by investing activities was $6,504,000 in first three months of 2020 compared to $217,000 used in 2019, due to proceeds from the Suttle sale, included in discontinued operations, partially offset by additional investment purchases.

Net cash used in financing activities was $274,000 in the first three months of 2020 compared to $159,000 used in financing activities in 2019. Cash dividends paid on common stock increased to $190,000 in 2020 ($0.02 per common share) from $184,000 in 2019 ($0.02 per common share).  Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $24,000 in 2020 and $27,000 in 2019. The Company acquired $55,000 and $2,000 in 2020 and 2019, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company also acquired $54,000 of Company stock under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019.  The new 2019 Stock Repurchase Program  replaced a 2008 Stock Repurchase Program that had authorized the repurchase of up to 411,910 additional shares, but had no specific dollar amount associated with it. The Company had not made any market repurchases under the 2008 Stock Repurchase Program in the past several years. At March 31, 2020, there remained $572,000 available for future purchases under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

The Company has a $15,000,000 line of credit from Wells Fargo Bank.  Interest on borrowings on the credit line is at LIBOR plus 2.0% (3.0% at March 31, 2020). The Company had no outstanding borrowings against the line of credit at March 31, 2020. The credit agreement expires August 12, 2021 and is secured by assets of the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2019 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2020.

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

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 14, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company has no freestanding or embedded derivatives.  The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company.  At March 31, 2020 our bank line of credit carried a variable interest rate based on LIBOR plus 2.0%. As noted above, we had no outstanding borrowings at March 31, 2020.

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

 (b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we concluded that our internal control over financial reporting was effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending March 31, 2020, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	—	$—	—	$625,583
February 2020	—	—	—	625,583
March 2020	9,557	5.59	9,557	572,182
Total	9,557	$5.59	9,557	$572,182

(1)	The total number of shares purchased includes: shares purchased under the Board’s authorization, including market purchases and privately negotiated purchases.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

Not Applicable.

Item 6.   Exhibits.

The following exhibits are included herein:

2.1

Agreement and Plan of Merger dated as of May 8, 2020, by and among (i) Communications Systems, Inc., a Minnesota corporation, (ii) Resilient Corp., a Minnesota corporation and a wholly owned subsidiary of Communications Systems, Inc., and (iii) Ecessa Corporation, a Minnesota corporation.

3.2	Communications Systems, Inc. Bylaws amended through April 10, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: May 15, 2020		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: May 15, 2020		Chief Financial Officer