Form 10-Q
period 2020-09-30
COMMUNICATIONS SYSTEMS INC
filed 2020-11-12
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 1, 2020	9,320,475

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS

	September 30	December 31
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$9,123,704	$13,928,504
Restricted cash	251,642	679,006
Investments	5,264,774	9,449,650
Trade accounts receivable, less allowance for doubtful accounts of $161,000 and $154,000, respectively	10,360,155	10,242,405
Inventories	9,831,656	8,531,112
Prepaid income taxes	88,580	72,994
Other current assets	1,335,649	1,160,865
Current assets held for sale	—	5,337,274
TOTAL CURRENT ASSETS	36,256,160	49,401,810

PROPERTY, PLANT AND EQUIPMENT, net	7,302,577	8,238,089
OTHER ASSETS:
Investments	7,566,900	250,000
Goodwill	1,370,918	—
Deferred income taxes	—	9,534
Operating lease right of use asset	463,563	367,909
Intangible assets	2,123,667	—
Other assets, net	187,524	—
Non-current assets held for sale	445,687	883,370
TOTAL OTHER ASSETS	12,158,259	1,510,813
TOTAL ASSETS	$55,716,996	$59,150,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,112,381	$3,720,445
Accrued compensation and benefits	2,622,292	3,517,331
Operating lease liability	204,255	115,935
Other accrued liabilities	1,606,339	2,602,752
Dividends payable	16,637	200,363
Deferred revenue	219,695	—
Current liabilities held for sale	—	1,193,218
TOTAL CURRENT LIABILITIES	7,781,599	11,350,044
LONG TERM LIABILITIES:
Long-term compensation plans	66,137	164,348
Operating lease liability	252,543	244,038
Deferred revenue	374,686	—
TOTAL LONG-TERM LIABILITIES	693,366	408,386
COMMITMENTS AND CONTINGENCIES (Footnote 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,313,164 and 9,252,749 shares issued and outstanding, respectively	465,658	462,637
Additional paid-in capital	43,401,673	42,977,914
Retained earnings	4,138,023	4,649,395
Accumulated other comprehensive loss	(763,323)	(697,664)
TOTAL STOCKHOLDERS’ EQUITY	47,242,031	47,392,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,716,996	$59,150,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Sales	$12,109,529	$13,622,120	$30,900,223	$35,542,758
Cost of sales	6,927,701	7,337,203	18,501,200	20,391,087
Gross profit	5,181,828	6,284,917	12,399,023	15,151,671
Operating expenses:
Selling, general and administrative expenses	4,804,492	5,513,119	14,477,050	16,330,583
Acquisition costs	71,301	—	485,886	—
Total operating expenses	4,875,793	5,513,119	14,962,936	16,330,583
Operating income (loss) from continuing operations	306,035	771,798	(2,563,913)	(1,178,912)
Other income (expenses):
Investment and other income	263,660	108,349	663,898	229,981
Gain (loss) on sale of assets	—	(10,217)	308,403	(20,152)
Interest and other expense	(7,060)	(9,696)	(26,151)	(28,734)
Other income, net	256,600	88,436	946,150	181,095
Operating income (loss) from continuing operations before income taxes	562,635	860,234	(1,617,763)	(997,817)
Income tax expense (benefit)	8,952	(26,788)	4,049	(42,629)
Net income (loss) from continuing operations	553,683	887,022	(1,621,812)	(955,188)
Net (loss) income from discontinued operations, net of tax	(291,318)	850,837	1,453,289	5,706,338
Net income (loss)	262,365	1,737,859	(168,523)	4,751,150

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	(15,897)	(925)	(5,800)	(522)
Foreign currency translation adjustment	81,146	(63,037)	(59,859)	(82,085)
Total other comprehensive income (loss)	65,249	(63,962)	(65,659)	(82,607)
Comprehensive income (loss)	$327,614	$1,673,897	$(234,182)	$4,668,543

Basic net income (loss) per share:
Continuing operations	$0.06	$0.10	$(0.17)	$(0.11)
Discontinued operations	(0.03)	0.09	0.15	0.62
	$0.03	$0.19	$(0.02)	$0.51

Diluted net income (loss) per share:
Continuing operations	$0.06	$0.10	$(0.17)	$(0.10)
Discontinued operations	(0.03)	0.09	0.15	0.61
	$0.03	$0.19	$(0.02)	$0.51

Weighted Average Basic Shares Outstanding	9,355,425	9,317,129	9,323,902	9,270,125
Weighted Average Dilutive Shares Outstanding	9,444,986	9,368,171	9,323,902	9,278,803
Dividends declared per share	$—	$0.02	$0.04	$0.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Nine Months Ended September 30, 2020

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282
Net loss	—	—	—	(168,523)	—	(168,523)
Issuance of common stock under Employee Stock Purchase Plan	12,968	648	66,246	—	—	66,894
Issuance of common stock to Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under Executive Stock Plan	64,352	3,218	20,720	—	—	23,938
Share based compensation	—	—	319,777	—	—	319,777
Other share retirements	(82,964)	(4,148)	(387,265)	37,192	—	(354,221)
Shareholder dividends ($0.04 per share)	—	—	—	(380,041)	—	(380,041)
Other comprehensive loss	—	—	—	—	(65,659)	(65,659)
BALANCE AT SEPTEMBER 30, 2020	9,313,164	$465,658	$43,401,673	$4,138,023	$(763,323)	$47,242,031

For the Three Months Ended September 30, 2020

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2020	9,351,486	$467,573	$43,495,046	$3,830,132	$(828,572)	$46,964,179
Net income	—	—	—	262,365	—	262,365
Issuance of common stock under Employee Stock Purchase Plan	4,899	245	24,593	—	—	24,838
Issuance of common stock under Executive Stock Plan	15,768	789	15,540	—	—	16,329
Share based compensation	—	—	143,150	—	—	143,150
Other share retirements	(58,989)	(2,949)	(276,656)	44,309	—	(235,296)
Shareholder dividends ($0.00 per share)	—	—	—	1,217	—	1,217
Other comprehensive income	—	—	—	—	65,249	65,249
BALANCE AT SEPTEMBER 30, 2020	9,313,164	$465,658	$43,401,673	$4,138,023	$(763,323)	$47,242,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	4,751,150	—	4,751,150
Issuance of common stock under Employee Stock Purchase Plan	29,686	1,484	71,818	—	—	73,302
Issuance of common stock to Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under Executive Stock Plan	27,075	1,354	80,100	—	—	81,454
Share based compensation	—	—	276,236	—	—	276,236
Other share retirements	(39,205)	(1,960)	(182,623)	(11,659)	—	(196,242)
Shareholder dividends ($0.06 per share)	—	—	—	(569,645)	—	(569,645)
Other comprehensive loss	—	—	—	—	(82,607)	(82,607)
BALANCE AT SEPTEMBER 30, 2019	9,308,820	$465,441	$43,189,025	$3,435,845	$(833,900)	$46,256,411

For the Three Months Ended September 30, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2019	9,316,576	$465,829	$43,176,179	$1,901,373	$(769,938)	$44,773,443
Net income	—	—	—	1,737,859	—	1,737,859
Issuance of common stock under Employee Stock Purchase Plan	8,209	410	24,298	—	—	24,708
Issuance of common stock under Executive Stock Plan	22,500	1,125	80,100	—	—	81,225
Share based compensation	—	—	87,649	—	—	87,649
Other share retirements	(38,465)	(1,923)	(179,201)	(13,153)	—	(194,277)
Shareholder dividends ($0.02 per share)	—	—	—	(190,234)	—	(190,234)
Other comprehensive loss	—	—	—	—	(63,962)	(63,962)
BALANCE AT SEPTEMBER 30, 2019	9,308,820	$465,441	$43,189,025	$3,435,845	$(833,900)	$46,256,411

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(168,523)	$4,751,150
Net income from discontinued operations, net of tax	1,453,289	5,706,338
Net loss from continuing operations	(1,621,812)	(955,188)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	740,531	806,169
Share based compensation	319,777	276,236
Deferred taxes	9,534	—
(Gain) loss on sale of assets	(303,899)	20,152
Changes in assets and liabilities:
Trade accounts receivable	54,701	(402,333)
Inventories	(1,230,228)	2,258,386
Prepaid income taxes	(15,587)	65,772
Other assets, net	(21,031)	(43,385)
Accounts payable	(655,111)	(421,309)
Accrued compensation and benefits	(663,272)	404,422
Other accrued liabilities	(666,979)	158,112
Income taxes payable	—	(28,267)
Net cash (used in) provided by operating activities - continuing operations	(4,053,376)	2,138,767
Net cash (used in) provided by operating activities - discontinued operations	(1,526,458)	3,669,947
Net cash (used in) provided by operating activities	(5,579,834)	5,808,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(182,842)	(326,291)
Acquisition of business, net of cash acquired	(3,975,894)	—
Purchases of investments	(18,415,534)	(8,593,711)
Proceeds from the sale of property, plant and equipment	420,000	—
Proceeds from the sale of investments	15,277,710	3,090,437
Net cash used in investing activities - continuing operations	(6,876,560)	(5,829,565)
Net cash provided by investing activities - discontinued operations	8,059,110	4,903,856
Net cash provided by (used in) investing activities	1,182,550	(925,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(563,766)	(556,966)
Proceeds from issuance of common stock, net of shares withheld	90,832	(41,486)
Purchase of common stock	(354,221)	—
Net cash used in financing activities	(827,155)	(598,452)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(7,725)	(41,789)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,232,164)	4,242,764

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	14,607,510	11,056,426
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$9,375,346	$15,299,190
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$10,102	$(73,151)
Interest paid	25,387	28,508
Dividends declared not paid	16,637	197,220
Capital expenditures in accounts payable	—	—
Operating right of use assets obtained in exchange for lease obligations	208,650	449,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.) and the United Kingdom (U.K.). CSI is principally engaged in operations through its subsidiaries Transition Networks, Inc. (“Transition Networks” or “Transition”), U.K.-based Net2Edge Limited (“Net2Edge”), JDL Technologies, Incorporated (“JDL Technologies” or “JDL”), and Ecessa Corporation (“Ecessa”). During the second quarter of 2020, following the May 2020 acquisition of Ecessa and the consolidation of operations within the Transition Networks and Net2Edge divisions, the Company realigned its business operations. Following this realignment, the Company now classifies its business into two segments: (1) the Electronics & Software segment (consisting of Transition Networks and Net2Edge) which (i) manufactures and sells solutions that provide actionable intelligence, power and connectivity at the edge of networks through Power over Ethernet (“PoE”) products, software and services as well as traditional products such as media converters, network adapters and other connectivity products and (ii) designs, develops, and sells edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market; and (2) the Services and Support segment (consisting of JDL and Ecessa), which (i) provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment and (ii) designs, develops, and sells SD-WAN (software-designed wide-area network) solutions.

Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets and condensed consolidated statement of changes in stockholders’ equity as of September 30, 2020 and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended September 30, 2020 and 2019 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and 2019 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 Annual Report to Shareholders on Form 10-K (“2019 Form 10-K”). The results of operations for the period ended September 30, 2020 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the 2019 Form 10-K, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized gain (loss) on securities	Accumulated Other Comprehensive Loss
December 31, 2019	$(709,000)	$11,000	$(698,000)

Net current period change	(60,000)	(5,000)	(65,000)

September 30, 2020	$(769,000)	$6,000	$(763,000)

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

Services & Support

The Company has determined that the following performance obligations identified in its Services & Support segment are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price) as well as services under maintenance and service contracts. The managed services performance obligation is a bundled solution consisting of a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are therefore recognized evenly over the term of the contract. T&M professional services arrangements are recognized over time with an input method based on hours expended towards satisfying the performance obligation. Fixed price professional service arrangements under a relatively longer-term service are also recognized over time with an input method based on hours expended. Maintenance and service contracts are recognized evenly over the life of the contract.

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

For the Electronics & Software segment, we analyze revenue by region and product group, which is as follows for the three and nine months ended September 30, 2020 and 2019:

	Electronics & Software Sales by Region
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
North America	$7,672,000	$11,479,000	$22,019,000	$26,448,000
International	1,083,000	1,556,000	3,560,000	5,814,000
	$8,755,000	$13,035,000	$25,579,000	$32,262,000

	Electronics & Software Sales by Product Group
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Intelligent edge solutions	$2,990,000	$5,791,000	$9,368,000	$10,846,000
Traditional products	5,765,000	7,244,000	16,211,000	21,416,000
	$8,755,000	$13,035,000	$25,579,000	$32,262,000

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the three and nine months ended September 30, 2020 and 2019:

	Services & Support Revenue by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Education	$2,312,000	$63,000	$3,031,000	$1,831,000
Healthcare	244,000	175,000	674,000	551,000
Financial and other commercial clients	799,000	353,000	1,616,000	902,000
CSI IT operations	175,000	192,000	561,000	658,000
	$3,530,000	$783,000	$5,882,000	$3,942,000

	Services & Support Revenue by Type
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Project & product revenue	$2,611,000	$130,000	$3,498,000	$2,124,000
Services & support revenue	919,000	653,000	2,384,000	1,818,000
	$3,530,000	$783,000	$5,882,000	$3,942,000

NOTE 3 – DISCONTINUED OPERATIONS

On March 11, 2020, the Company sold the remainder of its Suttle business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships to Oldcastle Infrastructure, Inc. (“Oldcastle”) for $8,000,000, with a working capital adjustment 90 days after close. Oldcastle will operate the majority of the acquired Suttle business through its wholly-owned subsidiary, Primex Technologies, Inc. The Company received proceeds of $8,243,000 and recorded a gain on the sale of $2,057,000 in the first nine months of 2020.

Concurrent with the closing of the transaction, the Company and Oldcastle entered into a Transition Services Agreement (“TSA”) under which Suttle agreed to continue to manufacture products for Oldcastle for up to six months, to ensure seamless supply and quality assurance to the existing customer base. As of September 30, 2020, the services under the TSA were complete and the plant closed and was readied for sale. Concurrently with the closing of the transaction and the TSA, the Company and Oldcastle also entered into a lease agreement under which Oldcastle agreed to lease two buildings in Hector, Minnesota, where Suttle had conducted operations. Base rents under the lease agreement range from $6,970 to $7,180 per month. On October 29, 2020, the Company conducted an on-line auction for the remaining Suttle machinery and equipment assets in Hector and the preliminary net sales price totaled $700,000. The associated assets and liabilities related to this sale were classified as held for sale at December 31, 2019. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The assets and liabilities of the discontinued operations classified as held for sale are as follows:

	September 30, 2020	December 31, 2019

Trade accounts receivable	$—	$2,235,000
Inventories	—	3,009,000
Other current assets	—	93,000
Total current assets	$—	$5,337,000

Property, plant, and equipment	$446,000	$883,000
Total noncurrent assets	$446,000	$883,000

Total assets held for sale	$446,000	$6,220,000

Accounts payable	$—	$1,111,000
Other accrued liabilities	—	82,000
Total liabilities held for sale	$—	$1,193,000

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Sales	$—	$4,601,000	$3,024,000	$14,804,000
Cost of sales	99,000	3,148,000	2,149,000	10,083,000
Selling, general and administrative expenses	22,000	596,000	522,000	1,997,000
Restructuring expenses	194,000	—	958,000	—
Gain on sale of assets	(19,000)	(4,000)	(2,058,000)	(2,989,000)
Other expense	—	—	—	—
Operating (loss) income before income taxes	(296,000)	861,000	1,453,000	5,713,000
Income tax expense (benefit)	(5,000)	10,000	—	7,000
(Loss) income from discontinued operations	$(291,000)	$851,000	$1,453,000	$5,706,000

During the nine months ended September 30, 2020, the Company recorded $958,000 in restructuring expense. This consisted of severance and related benefits costs due to the sale of the remainder of Suttle’s business lines and the closure of the plant now that the TSA is completed. We expect total restructuring costs over 2020 and 2021 to be $1,100,000, including any remaining shut down costs. The Company paid $396,000 in restructuring charges during the first nine months of 2020 and had $562,000 in restructuring accruals recorded in accrued compensation and benefits at September 30, 2020 that are expected to be paid during 2020 and 2021.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available –for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term investments as of September 30, 2020 and December 31, 2019:

September 30, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$7,189,000	$—	$—	$7,189,000	$7,189,000	$—	$—
Subtotal	7,189,000	—	—	7,189,000	7,189,000	—	—

Investments:
Commercial Paper	3,898,000	2,000	—	3,900,000	—	3,900,000	—
Corporate Notes/Bonds	7,687,000	—	(9,000)	7,678,000	—	1,365,000	6,313,000
Convertible Debt	355,000	—	—	355,000	—	—	355,000
Subtotal	11,940,000	2,000	(9,000)	11,933,000	—	5,265,000	6,668,000

Total	$19,129,000	$2,000	$(9,000)	$19,122,000	$7,189,000	$5,265,000	$6,668,000

December 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,761,000	$—	$—	$8,761,000	$8,761,000	$—	$—
Subtotal	8,761,000	—	—	8,761,000	8,761,000	—	—

Investments:
Commercial Paper	8,695,000	—	(1,000)	8,694,000	—	8,694,000	—
Corporate Notes/Bonds	756,000	—	—	756,000	—	756,000	—
Convertible Debt	250,000	—	—	250,000	—	—	250,000
Subtotal	9,701,000	—	(1,000)	9,700,000	—	9,450,000	250,000

Total	$18,462,000	$—	$(1,000)	$18,461,000	$8,761,000	$9,450,000	$250,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2020:

	Amortized Cost	Estimated Market Value

Due within one year	$5,264,000	$5,265,000
Due after one year through five years	6,676,000	6,668,000
	$11,940,000	$11,933,000

The Company did not recognize any gross realized gains or losses during either of the three or nine month periods ending September 30, 2020 and 2019, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

In April 2020, the Company made an $899,000 investment in the common stock of Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. This investment is important for the Company’s Electronics & Software segment because this segment has been partnering with Quortus to integrate the Quortus Private LTE core in existing and new products for that segment’s federal business, network extensions, and private networks for enterprises. The Company’s investment represents less than 10% of the outstanding equity of Quortus Ltd. The Company uses the cost method to account for investments in common stock of entities such as Quortus if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters.

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended September 30, 2020. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2020, after giving effect to the shares issued as of that date, 76,154 shares remain available for future issuance under the ESPP.

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

At September 30, 2020, 429,432 shares have been issued under the 2011 Incentive Plan, 1,509,623 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 560,945 shares are eligible for grant under future awards.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan over the period December 31, 2019 to September 30, 2020:

	Options	Weighted average exercise price per share	Weighted average remaining contractual term in years
Outstanding – December 31, 2019	1,130,472	$7.28	3.48
Awarded	159,301	5.22
Exercised	(8,000)	2.64
Forfeited	(46,369)	11.11
Outstanding – September 30, 2020	1,235,404	6.90	3.33

Exercisable at September 30, 2020	961,317	$7.58	2.65
Expected to vest September 30, 2020	1,235,404	6.90	3.33

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2020 was $193,000. The intrinsic value of all options exercised during the nine months ended September 30, 2020 was $18,000. Net cash proceeds from the exercise of all stock options were $0 in each of the nine-month periods ended September 30, 2020 and 2019.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2019 to September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2019	321,227	$3.37
Granted	89,131	5.39
Vested	(56,352)	2.64
Forfeited	(79,787)	4.24
Outstanding – September 30, 2020	274,219	3.92

Compensation Expense

Share-based compensation expense recognized for the nine-months ended September 30, 2020 was $320,000 before income taxes and $253,000 after income taxes. Share-based compensation expense recognized for the nine-months ended September 30, 2019 was $276,000 before income taxes and $218,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $662,000 at September 30, 2020 and is expected to be recognized over a weighted-average period of 2.6 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	September 30	December 31
	2020	2019
Finished goods	$8,958,000	$6,728,000
Raw and processed materials	874,000	1,803,000
	$9,832,000	$8,531,000

NOTE 7 – ACQUISITION

On May 14, 2020, in a reverse triangular merger, the Company completed the acquisition of 100% of Ecessa Corporation (“Ecessa”), based in Plymouth, Minnesota. The purchase price was $4,642,000, with cash acquired totaling $666,000. The purchase price includes initial consideration of $4,666,000 and $ (24,000) in working capital adjustments.

The estimated assets and liabilities of Ecessa are recorded in the condensed consolidated balance sheet within the Services & Support segment at September 30, 2020. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $5,249,000, including estimated goodwill of $1,371,000 and estimated intangibles of $2,230,000, and total liabilities of $608,000. The fair value of acquired identifiable intangible assets of $2,230,000 is provisional depending on the final valuations for those assets. All balances recorded are estimated amounts and the Company expects to finalize the purchase price allocation during the fourth quarter of 2020 as the valuation of identifiable assets and liabilities is completed. The pro forma impact of Ecessa was not significant to the Company’s results for the three and nine months ended September 30, 2020. Ecessa’s revenue and operating loss since acquisition are $798,000 and $ (319,000), respectively. The operating loss is primarily due to the revaluation of $1,561,000 of pre-acquisition deferred revenue to a preliminary fair value of $257,000 as of the opening balance sheet date and $106,000 of intangibles amortization, thus lowering revenue recognized and increasing post-acquisition expenses on a similar operating cost structure. The Company is still in process of integrating Ecessa into its operations and therefore has not realized all potential cost-saving synergies. The Company will include further, more detailed information on the 2020 post-acquisition Ecessa operating results in the 2020 Form 10-K.

NOTE 8 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – DEBT

Line of Credit

On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility agreement, that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2,000,000, subject to the general terms of the credit agreement.

The Company had no outstanding borrowings against the line of credit, or the prior credit facility, at September 30, 2020 or December 31, 2019 and $3,976,000 of the credit line is available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25% , with a minimum LIBOR rate of 0.75%, (2.0% at September 30, 2020). The Credit Agreement expires August 28, 2021 and is secured by assets of the Company. The Credit Agreement contains financial covenants including a tangible net worth minimum. The Company was in compliance with its financial covenants at September 30, 2020.

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

At September 30, 2020 there was $111,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2017-2019 remain open to examination by the Internal Revenue Service and the years 2016-2019 remain open to examination by various state tax departments. The tax years from 2016-2018 remain open in Costa Rica.

The Company’s effective income tax rate was (0.3%) for the first nine months of 2020. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 99.3% for the nine months ended September 30, 2020. There were no additional uncertain tax positions identified in the first nine months of 2020. The Company’s effective income tax rate for the nine months ended September 30, 2019 was 4.3%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation shortfalls and changes in valuation allowances related to deferred tax assets.

NOTE 11 – SEGMENT INFORMATION

Following the acquisition of Ecessa during the second quarter of 2020 and the merging of certain operations, the Company classifies its remaining businesses into two segments as follows:

●	Electronics & Software: designs, develops and sells Intelligent Edge solutions that provide connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

●	Services & Support: provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management.

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

Information concerning the Company’s continuing operations in these two segments for the three and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Electronics & Software	Services & Support	Other	Intersegment Eliminations	Total

Three Months Ended September 30, 2020
Sales	$8,755,000	$3,530,000	$—	$(175,000)	$12,110,000
Cost of sales	4,746,000	2,190,000	—	(8,000)	6,928,000
Gross profit	4,009,000	1,340,000	—	(167,000)	5,182,000
Selling, general and administrative expenses	3,281,000	909,000	782,000	(167,000)	4,805,000
Acquisition costs	—	—	71,000	—	71,000
Operating income (loss)	728,000	431,000	(853,000)	—	306,000
Other (expense) income	(18,000)	—	275,000	—	257,000
Income (loss) before income tax	$710,000	$431,000	$(578,000)	$—	$563,000

Depreciation and amortization	$71,000	$146,000	$94,000	$—	$311,000

Capital expenditures	$14,000	$—	$79,000	$—	$93,000

Assets	$16,600,000	$9,034,000	$30,110,000	$(27,000)	$55,717,000

	Electronics & Software	Services & Support	Other	Intersegment Eliminations	Total

Three Months Ended September 30, 2019
Sales	$13,035,000	$783,000	$—	$(196,000)	$13,622,000
Cost of sales	6,753,000	603,000	—	(19,000)	7,337,000
Gross profit	6,282,000	180,000	—	(177,000)	6,285,000
Selling, general and administrative expenses	4,419,000	349,000	922,000	(177,000)	5,513,000
Operating income (loss)	1,863,000	(169,000)	(922,000)	—	772,000
Other income	11,000	—	77,000	—	88,000
Income (loss) before income tax	$1,874,000	$(169,000)	$(845,000)	$—	$860,000

Depreciation and amortization	$86,000	$25,000	$154,000	$—	$265,000

Capital expenditures	$8,000	$4,000	$71,000	$—	$83,000

Assets	$21,114,000	$1,419,000	$35,201,000	$(27,000)	$57,707,000

	Electronics & Software	Services & Support	Other	Intersegment Eliminations	Total

Nine Months Ended September 30, 2020
Sales	$25,579,000	$5,882,000	$—	$(561,000)	$30,900,000
Cost of sales	14,745,000	3,792,000	—	(36,000)	18,501,000
Gross profit	10,834,000	2,090,000	—	(525,000)	12,399,000
Selling, general and administrative expenses	10,816,000	1,720,000	2,466,000	(525,000)	14,477,000
Acquisition costs	—	—	486,000	—	486,000
Operating income (loss)	18,000	370,000	(2,952,000)	—	(2,564,000)
Other (expense) income	(1,000)	—	947,000	—	946,000
Income (loss) before income tax	$17,000	$370,000	$(2,005,000)	$—	$(1,618,000)

Depreciation and amortization	$218,000	$178,000	$345,000	$—	$741,000

Capital expenditures	$82,000	$1,000	$100,000	$—	$183,000

	Electronics & Software	Services & Support	Other	Intersegment Eliminations	Total

Nine Months Ended September 30, 2019
Sales	$32,262,000	$3,942,000	$—	$(661,000)	$35,543,000
Cost of sales	17,892,000	2,643,000	—	(144,000)	20,391,000
Gross profit	14,370,000	1,299,000	—	(517,000)	15,152,000
Selling, general and administrative expenses	13,116,000	1,056,000	2,676,000	(517,000)	16,331,000
Operating income (loss)	1,254,000	243,000	(2,676,000)	—	(1,179,000)
Other income (expense)	12,000	(10,000)	179,000	—	181,000
Income (loss) before income tax	$1,266,000	$233,000	$(2,497,000)	$—	$(998,000)

Depreciation and amortization	$274,000	$80,000	$452,000	$—	$806,000

Capital expenditures	$19,000	$39,000	$268,000	$—	$326,000

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 89,561 and 0 shares for the three and nine months ended September 30, 2020, respectively.  The dilutive effect for the three and nine-month periods ended September 30, 2019 was 51,042 and 8,678 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first nine months ended September 30, 2020, there was no dilutive impact from stock options or unvested shares. Options totaling 791,415 and 727,915 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 110,308 shares would not have been included for the three and nine months ended September 30, 2020, because of unmet performance conditions. Options totaling 936,817 and 1,150,865 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2019, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 200,260 shares would not have been included for the three and nine months ended September 30, 2019, because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, are summarized below:

	September 30, 2020

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$7,189,000	$—	$—	$7,189,000
Subtotal	7,189,000	—	—	7,189,000

Short-term investments:
Commercial Paper	—	3,900,000	—	3,900,000
Corporate Notes/Bonds	—	1,365,000	—	1,365,000
Subtotal	—	5,265,000	—	5,265,000

Long-term investments:
Corporate Notes/Bonds	—	6,313,000	—	6,313,000
Convertible debt	—	—	355,000	355,000
Subtotal	—	6,313,000	355,000	6,668,000

Total	$7,189,000	$11,578,000	$355,000	$19,122,000

	December 31, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$8,761,000	$—	$—	$8,761,000
Subtotal	8,761,000	—	—	8,761,000

Short-term investments:
Commercial Paper	—	8,694,000	—	8,694,000
Corporate Notes/Bonds	—	756,000	—	756,000
Subtotal	—	9,450,000	—	9,450,000

Long-term investments:
Convertible debt	—	—	250,000	250,000
Subtotal	—	—	250,000	250,000

Total	$8,761,000	$9,450,000	$250,000	$18,461,000

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three and nine months ended September 30, 2020.

NOTE 14 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks and JDL Technologies. This agreement was terminated on July 28, 2020 and earnest money totaling $225,000 was transferred to the Company and recognized as other income in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2020. The Company is reviewing options to continue to use or sell the property.

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

NOTE 16 – SUBSEQUENT EVENTS

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third party receiver (“Receiver”) appointed by Hennepin County, Minnesota State District Court Judge for aggregate consideration of up to $1,500,000. The transaction was structured as an asset purchase under which the Company paid $950,000 in cash at closing with up to an additional $550,000 payment contingent on an earn-out tied to customer retention. The Company provided the Receiver as seller a $550,000 letter of credit to secure its obligation to pay the earn-out under the asset purchase agreement. IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. IVDesk currently services over 85 customers across the US with a focus on a tri-state region with Minnesota at the center. IVDesk’s business model is built on monthly recurring revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Communications Systems, Inc. provides network infrastructure and services for global deployments of enterprise and industrial broadband networks through the following business segments:

Electronics & Software

This segment is initially comprised of CSI’s Transition Networks and Net2Edge businesses. With over 30 years of growth and expertise in hardware and software development in this segment, the Company offers customers network solutions that provide secure, reliable connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network, in any application, and in any environment. The product portfolio gives customers simple, secure, and intelligent solutions for the network edge by offering support for multiple interface speeds, PoE options, and a broad array of protocols.

As data networks continue to change and evolve, the Company’ solutions enable customers to easily deploy, provision, and proactively manage their networks with actionable insights about their edge devices and connected end points, thereby minimizing the administrative burden of the operator. The Company distributes hardware-based connectivity solutions through a network of resellers in over 50 countries.

Services & Support

This segment is initially comprised of CSI’s JDL Technologies and Ecessa Corporation businesses. With over 30 years of growth and expertise in managed services and SD-WAN solutions in this segment, the Company offers customers:

●	Technology services and infrastructure in the commercial, healthcare, financial, and education market segments. The Company’s portfolio of technology solutions includes IT managed services supporting client infrastructures from the data center to the desktop, security products and services, cloud migrations, network virtualization and resiliency, wired and wireless network design and implementation, and converged infrastructure configuration and deployment. We provide many of these technology services to the education space, including having provided services to one of the largest school districts in the US for more than 30 years. We also provide these services to a number of commercial and healthcare clients.
●	SD-WAN Never Down® networks, sold as a product or as a recurring service, enable organizations of all sizes to reliably run Internet and cloud-based applications, connect offices worldwide and distribute traffic among a fabric of multiple, diverse ISP links, ensuring business continuity by removing bottlenecks and eliminating network downtime. These capabilities optimize Never Down performance of business-critical applications, aid in lowering IT costs, and make it easier to provision, maintain and support business networks and the applications that run over them.

Except as otherwise expressly discussed, all operating results for 2019 and 2020 only reflect the Company’s continuing operations and exclude the discontinued operations of the Company’s former Suttle business. Operating results for 2019 have been reclassified to reflect the Company’s new segment reporting.

Third Quarter 2020 Summary

●	Consolidated sales were $12.1 million in Q3 2020 compared to $13.6 million in Q3 2019.

●	The Company incurred operating income from continuing operations of $306,000 in Q3 2020 compared to operating income from continuing operations of $772,000 in Q3 2019.

●	Net income from continuing operations was $554,000, or $0.06 per diluted share in Q3 2020, compared to net income from continuing operations of $887,000, or $0.10 per diluted share, in Q3 2019.

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

General Risks and Uncertainties:

●	The ability of the Company’s two operating segments, Electronics & Software and Services & Support, to each function in an efficient, cost-effective manner and profitable manner, under the oversight of the CSI parent;

●	Any short-term or long-term effect that the COVID-19 Pandemic may have on the American and world economies generally, or us as a manufacturing entity, including our ability to manufacture, market, and sell our products while complying with applicable or otherwise appropriate social distancing policies, as discussed throughout the “Forward-looking statements” section and more thoroughly below in the section “Impact of COVID-19 Pandemic”;

●	Our ability to successfully and profitably integrate our new Ecessa subsidiary into our existing operations, particularly in the Services & Support segment;

●	Our ability to manage corporate costs incurred as a public company in an effective manner given our lower revenues and smaller scale as a result of the sale of Suttle operations;

●	The ability of our Board of Directors and our management leadership team to identify business development options for the Company and the Company’s ability to implement these plans;

●	The impact of changing government expenditures in our markets; and

●	The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Electronics & Software Segment Risks and Uncertainties:

●	The ability of this segment to develop and sell new products, including intelligent edge solutions, for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	The ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability;

●	The ability to sustain meaningful product differentiation and achieve substantial gross margins;

●	Reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as we develop and introduce new products;

●	The fact that as this segment has more success in selling its products, including PoE products, as part of major infrastructure projects, it may experience significant fluctuations in quarter-to-quarter and year-to-year revenue and profitability; and

●	Our ability to manage an inventory of components and finished products that is complex and complicated by our need to maintain a significant inventory of components (i) that may be or become in short supply or discontinued by the component manufacturer, (ii) that must be purchased in bulk to obtain favorable pricing, or (iii) that require long lead times. These factors may result in this business segment purchasing and maintaining significant amounts of inventory, that if not used or expected to be used based on anticipated production requirements, (i) may become excess or obsolete and (ii) could result in sales price reductions or inventory write-downs that could adversely affect this business and results of operations.

Services & Support Segment Risks and Uncertainties:

●	Our ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer;

●	Our ability to expand to other educational prospects;

●	Our ability to profitably increase our business serving small and medium-sized (“SMB”) commercial businesses as well as any decreased spending by our existing SMB customers due to uncertainty or lower customer demand due to the COVID-19 pandemic;

●	Our ability to successfully and profitably manage a large number of small accounts;

●	Our ability to establish and maintain a productive and efficient workforce;

●	Our ability to compete in a fast growing and large field of SD-WAN competitors, some whom have more features than our current product offering; and

●	Our ability to integrate the recently acquired Ecessa SD-WAN business and the IVDesk private cloud services into the Services & Support operating segment.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company’s most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. We experienced supply chain and demand disruptions during the first nine months of 2020 and expect the disruption to our supply to continue throughout 2020, as well as higher logistics and operational costs due to the COVID-19 pandemic. At the same time, we have seen an increase in demand for our fiber and high-speed products as customers are looking to upgrade their networks. As noted below, we are also seeing delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customer or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

Three Months Ended September 30, 2020 Compared to

Three Months Ended September 30, 2019

Consolidated sales declined 11.1% in the third quarter of 2020 to $12,110,000 compared to $13,622,000 in the same period of 2019. Consolidated operating income from continuing operations in the third quarter of 2020 decreased to $306,000 from operating income from continuing operations of $772,000 in the third quarter of 2019. Net income from continuing operations in the third quarter of 2020 was $554,000 or $0.06 per share compared to net income from continuing operations of $887,000 or $0.10 per share in the third quarter of 2019.

Electronics & Software

Electronics & Software sales decreased 33% to $8,755,000 in the third quarter of 2020 compared to $13,035,000 in 2019. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. Third quarter sales by region are presented in the following table:

	Electronics & Software Sales by Region
	2020	2019
North America	$7,672,000	$11,479,000
International	1,083,000	1,556,000
	$8,755,000	$13,035,000

The following table summarizes the 2020 and 2019 third quarter sales by its major product groups:

	Electronics & Software Sales by Product Group
	2020	2019
Intelligent edge solutions	$2,990,000	$5,791,000
Traditional products	5,765,000	7,244,000
	$8,755,000	$13,035,000

Sales in North America decreased $3,807,000, or 33%, primarily due to delayed project spending by customers due to the COVID-19 pandemic in addition to $2,820,000 of sales for a major metropolitan smart city IoT project recorded in the prior year, that did not reoccur in the current year and delayed spending from a major Canadian telecommunications provider. International sales decreased $473,000, or 30%, primarily due to an overall drop in demand for traditional products and delayed project spending by customers due to the economic effects of the COVID-19 pandemic. Sales of Intelligent edge solutions (“IES”) products decreased 48% or $2,801,000 due to the $2,820,000 of deliveries in the prior year related to the major metropolitan smart city IoT projects that did not reoccur. Traditional product sales decreased 20% or $1,479,000 due mainly to a decline in media converter and optical device orders from one major telecommunications customer.

Gross profit on third quarter sales decreased to $4,009,000 in 2020 from $6,282,000 in 2019. Gross margin decreased to 45.8% in the third quarter of 2020 from 48.2% in 2019 primarily due to the volume and favorable margin impacts from the prior year major metropolitan smart city IoT project that did not reoccur this year. Selling, general and administrative expenses decreased 26% to $3,281,000, or 37.5% of sales, in the third quarter of 2020 compared to $4,419,000, or 33.9% of sales, in 2019 due to reduced travel, marketing and personnel expenses, in part due to steps taken by management in response to the COVID-19 pandemic.

Electronics & Software incurred operating income of $728,000 in the third quarter of 2020 compared to operating income of $1,863,000 in 2019, primarily due to lower sales and gross margin.

Services & Support

Services & Support sales increased 351% to $3,530,000 in the third quarter of 2020 compared to $783,000 in 2019.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2020	2019
Education	$2,312,000	$63,000
Healthcare	244,000	175,000
Financial and other commercial clients	799,000	353,000
CSI IT operations	175,000	192,000
	$3,530,000	$783,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2020	2019
Project & product revenue	$2,611,000	$130,000
Services & support revenue	919,000	653,000
	$3,530,000	$783,000
	—	—

Revenues from the education sector increased $2,249,000 or 3570% in the third quarter of 2020 as compared to the 2019 third quarter due primarily to the commencement of projects that had been previously delayed due to funding issues where the same quarter of the prior year had very little project revenue in this sector. Revenue from sales to SMBs, which are primarily healthcare and financial clients increased $515,000 or 98% in the third quarter of 2020 as compared to 2019 due to the acquisition of Ecessa effective May 14, 2020. Project and product revenue increased $2,481,000 or 1908% in the third quarter of 2020 as compared to the third quarter of 2019 due primarily to the increase in the education sector. Services and support revenue increased $266,000 or 41% as compared to the same quarter of the prior year due to new client acquisition within managed services and the Company’s acquisition of Ecessa, which has service and support revenue on its SD-WAN products. Overall, Ecessa contributed $535,000 in revenue during the quarter.

Gross profit increased 644% to $1,340,000 in the third quarter of 2020 compared to $180,000 in the same period in 2019. Gross margin increased to 38.0% in the third quarter of 2020 compared to 23.0% in 2019 due to the increase in projects in the education sector during the third quarter of 2020, while there was limited project revenue in the prior year, resulting in lower 2019 gross margins. Selling, general and administrative expenses increased 160% in the third quarter of 2020 to $909,000, or 25.8% of sales, compared to $349,000, or 44.6% of sales, in 2019 due the May 14, 2020 acquisition of Ecessa and the inclusion of its general and administrative costs that are not included in the prior year.

Services & Support reported operating income of $431,000 in the third quarter of 2020 compared to an operating loss of $169,000 in the same period of 2019, primarily due to increased education revenue.

Other

As a result of our treatment of Suttle as discontinued operations, “Other” includes non-allocated corporate overhead costs as well as costs allocated to Suttle that are not considered discontinued operations. In the past, the Company would estimate annual revenue and headcount for each principal business unit and then allocate a portion of shared service corporate overhead costs based on these metrics. Because Suttle is now treated as discontinued operations, these costs are now included within “Other.” The Company is currently examining how to allocate these costs in the future given its sale of Suttle, acquisition of Ecessa and realignment of its operation into its Electronics & Software and Services & Support segments.

Income Taxes

The Company’s income from continuing operations before income taxes was $563,000 in the third quarter of 2020 compared to income from continuing operations before income taxes of $860,000 in the third quarter of 2019. The Company’s effective income tax rate was 1.6% in the third quarter of 2020 and (3.1%) in 2019. This effective tax rate for 2020 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2019, the Company had a federal net operating loss carryforward from 2015 through 2019 activity of approximately $7,687,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Nine Months Ended September 30, 2020 Compared to

Nine Months Ended September 30, 2019

Consolidated sales decreased 13% in the first nine months of 2020 to $30,900,000 compared to $35,543,000 in the same period of 2019. Consolidated operating loss from continuing operations in the first nine months of 2020 was $2,564,000 compared to an operating loss from continuing operations of $1,179,000 in the same period of 2019. Net loss from continuing operations in the first nine months of 2020 was $1,622,000 or $ (0.17) per share compared to net loss from continuing operations of $955,000 or $ (0.11) per share in the first nine months of 2019.

Electronics & Software

Electronics & Software sales decreased 21% to $25,579,000 in the first nine months of 2020 compared to $32,262,000 in 2019. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. First nine-month sales by region are presented in the following table:

	Electronics & Software Sales by Region
	2020	2019
North America	$22,019,000	$26,448,000
International	3,560,000	5,814,000
	$25,579,000	$32,262,000

The following table summarizes the segment’s 2020 and 2019 first nine-month sales by its major product groups:

	Electronics & Software Sales by Product Group
	2020	2019
Intelligent edge solutions	$9,368,000	$10,846,000
Traditional products	16,211,000	21,416,000
	$25,579,000	$32,262,000

Sales in North America decreased $4,429,000, or 17%, primarily due to delayed project spending by customers due to the effect of the COVID-19 pandemic, $2,820,000 of sales for a major metropolitan smart city IoT project recorded in the prior year, that did not reoccur in the current year, and a decline in sales to major Canadian telecommunications customer, partially offset by strong sales to Federal agencies. International sales decreased $2,254,000, or 39%, primarily due to an overall drop in demand for traditional products and the economic effects of the COVID-19 pandemic. Sales of Intelligent edge solutions (“IES”) products decreased 14% or $1,478,000 due to $2,820,000 of deliveries in the prior year for a major metropolitan smart city IoT project that did not reoccur this year, partially offset by higher sales of security and surveillance products and sales to Federal agencies. Traditional product sales decreased 24% or $5,205,000 due mainly to a decline in media converter orders from major telecommunications customers.

Gross profit on first nine-month sales decreased to $10,834,000 in 2020 as compared to $14,370,000 in 2019. Gross margin decreased to 42.4% in the first nine months of 2020 from 44.5% in 2019 primarily due to the volume and favorable margin impacts from the prior year major metropolitan smart city IoT project that did not reoccur this year, increased sales of some IES products to Federal agencies at lower margins, partially offset by lower inventory write-downs year over year. Selling, general and administrative expenses decreased 18% to $10,816,000, or 42.3% of sales, in the first nine months of 2020 compared to $13,116,000, or 40.7% of sales, in 2019 due to reduced travel, marketing and personnel expenses, in part due to steps taken by management in response to the COVID-19 pandemic.

Electronics & Software had operating income of $18,000 in the first nine months of 2020 compared to operating income of $1,254,000 in the same period of 2019, primarily due to lower sales and gross margin.

Services & Support

Services & Support sales increased 49% to $5,882,000 in the first nine months of 2020 compared to $3,942,000 in 2019.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2020	2019
Education	$3,031,000	$1,831,000
Healthcare	674,000	551,000
Financial and other commercial clients	1,616,000	902,000
CSI IT operations	561,000	658,000
	$5,882,000	$3,942,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2020	2019
Project & product revenue	$3,498,000	$2,124,000
Services & support revenue	2,384,000	1,818,000
	$5,882,000	$3,942,000

Revenues from the education sector increased $1,200,000, or 66%, in the first nine months of 2020 as compared to the same period in 2019 due primarily to the commencement of projects that had been previously delayed due to funding issues where the same quarter of the prior year had very little project revenue in this sector. Projects for this customer commenced at the end of the second quarter of 2020. Revenue from sales to SMBs, which are primarily healthcare, financial and commercial clients increased $837,000, or 58%, in the first nine months of 2020 as compared to 2019 due to new client acquisition and rate increases in our commercial services division as well as the acquisition of Ecessa on May 14, 2020. The decrease in the CSI IT operations revenue as compared to the first nine months of 2019 is related to hardware refresh revenue in the prior year that was not repeated in the current year. Project and product revenue increased $1,374,000 or 65% in the first nine months of 2020 as compared to the first nine months of 2019 due primarily to the increase in the education sector. Services and support revenue increased $566,000 or 31% as compared to the same quarter of the prior year due to new client acquisition within managed services and the Company’s acquisition of Ecessa, which has service and support revenue on its SD-WAN products. Overall, Ecessa contributed $798,000 in revenue during the year.

Gross profit increased 61% to $2,090,000 in the first nine months of 2020 compared to $1,299,000 in the same period in 2019. Gross margin increased to 35.5% in the first nine months of 2020 compared to 33.0% in 2019 due to the increase in project revenue in the education sector, primarily within the third quarter. Selling, general and administrative expenses increased 63% in the first nine months of 2020 to $1,720,000, or 29.2% of sales, compared to $1,056,000, or 26.8% of sales, in 2019 due to the May 2020 acquisition of Ecessa and the inclusion of its general and administrative costs that are not included in the prior year.

The operating income was of $370,000 in the first nine months of 2020 compared to operating income of $243,000 in the same period of 2019, primarily due to increased education revenue.

Other

As a result of our treatment of Suttle as discontinued operations, “Other” includes non-allocated corporate overhead costs as well as costs allocated to Suttle that are not considered discontinued operations. In the past, the Company would estimate annual revenue and headcount for each principal business unit and then allocate a portion of shared service corporate overhead costs based on these metrics. Because Suttle is now treated as discontinued operations, these costs are now included within “Other.” As noted above, the Company is currently examining how to allocate these costs in the future given its sale of Suttle, acquisition of Ecessa and realignment of its operations into its Electronics & Software and Services & Support segments.

Income Taxes

The Company’s loss from continuing operations before income taxes was $1,618,000 in the first nine months of 2020 compared to a loss from continuing operations before income taxes of $998,000 in the first nine months of 2019. The Company’s effective income tax rate was (0.3%) in the first nine months of 2020 and 4.3% in 2019. This effective tax rate for 2020 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2019, the Company had a federal net operating loss carryforward from 2015 through 2019 activity of approximately $7,687,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $20,953,000 in cash, cash equivalents, restricted cash, and liquid investments. Of this amount, $7,189,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $11,578,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2020.

The Company had working capital of $28,474,000 at September 30, 2020, consisting of current assets of approximately $36,256,000 and current liabilities of $7,782,000 compared to working capital of $38,052,000 at December 31, 2019 consisting of current assets of $49,402,000 and current liabilities of $11,350,000.

Cash flow used in operating activities was approximately $5,580,000 in the first nine months of 2020 and $5,809,000 generated in the same period of 2019. Significant working capital changes from December 31, 2019 to September 30, 2020 included an increase in inventories of $1,230,000 and $1,526,000 used in discontinued operations.

Net cash provided by investing activities was $1,183,000 in first nine months of 2020 compared to $926,000 used in 2019, due to proceeds from the Suttle sale, included in discontinued operations, and proceeds from the maturity of investments, partially offset by additional investment purchases and net cash paid for the Ecessa acquisition.

Net cash used in financing activities was $827,000 in the first nine months of 2020 compared to $598,000 used in financing activities in 2019. Cash dividends paid on common stock increased to $564,000 in 2020 ($0.06 per common share) from $557,000 in 2019 ($0.06 per common share). Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $91,000 in 2020 and $155,000 in 2019. The Company acquired $70,000 and $2,000 in 2020 and 2019, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company also acquired $284,000 of Company stock under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At September 30, 2020, there remained $341,000 under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

Line of Credit

As discussed above in Note 9, on August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility, that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement.

The Company had no outstanding borrowings against the line of credit, or the prior facility, at September 30, 2020 and $3,976,000 was available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75% (2.0% at September 30, 2020). The Credit Agreement expires August 28, 2021 and is secured by government securities owned and pledged by the Company.

As described in Note 16, in connection with the Company’s November 3, 2020 purchase of the operating assets of privately held IVDesk from a third party Receiver, the Company provided the Receiver as seller a $550,000 letter of credit to secure the Company’s obligation to pay the earn-out under the asset purchase agreement. The letter of credit was issued pursuant to the line of credit with Wells Fargo.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2019 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2020.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At September 30, 2020 our bank line of credit carried a variable interest rate based on LIBOR plus 1.25%. As noted above, we had no outstanding borrowings at September 30, 2020.

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

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending September 30, 2020, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	2,989	$4.85	—	$562,042
August 2020	6,000	4.80	6,000	533,242
September 2020	50,000	3.84	50,000	341,242
Total	58,989	$3.99	56,000	$341,242

(1)	The total number of shares purchased includes: shares purchased under the Board’s authorization, including market purchases and privately negotiated purchases.

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

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 12, 2020		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date: November 12, 2020		Chief Financial Officer