Form 10-K
period 2020-12-31
COMMUNICATIONS SYSTEMS INC
filed 2021-03-31
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

See the definitions of ” large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☒	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $36,646,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2020.

As of March 1, 2021 there were outstanding 9,327,574 shares of the Registrant’s common stock.

Documents Incorporated by Reference:	The information required by Part III of Form 10-K will either be (i) incorporated by reference from portions of the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, or (ii) included in an amendment to this Form10-K on Form 10-K/A, in either case within 120 days of December 31, 2020.

PART I

ITEM 1. BUSINESS

OVERVIEW

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

Recent Developments

Proposed Merger with Pineapple Energy

On March 1, 2021, Communications Systems, Inc. (“CSI”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of CSI (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company (“Pineapple”), Lake Street Solar LLC, a Delaware limited liability company (the “Members’ Representative”), and Randall D. Sampson, as the Shareholders’ Representative (the “Shareholders’ Representative,” and together with CSI, the Merger Sub, Pineapple and the Members’ Representative, the “Parties”), pursuant to which Merger Sub will merge with and into Pineapple with Pineapple surviving the merger as a wholly owned subsidiary of CSI (the “Merger”).

Under the terms of the Merger Agreement, CSI has agreed to issue to the members of Pineapple 15.6 million shares of CSI’s common stock (the “Common Stock”), subject to certain adjustments, as consideration for the Merger (the “Base Consideration”). The Base Consideration will be increased for any outstanding convertible notes issued by Pineapple in a pre-closing financing, which will convert into additional shares of CSI common stock at a rate of $2.00 per share. The Base Consideration will be decreased for any outstanding indebtedness of Pineapple at the closing of the Merger in excess of $22.5 million (the “Permitted Indebtedness”), which will reduce the base consideration at a rate of $2.00 per share.

In addition to the Base Consideration, certain members of Pineapple may receive additional shares pursuant to an earnout. Additional shares of common stock will be issued to such members of Pineapple upon the occurrence of the following milestones:

●	If Pineapple discharges its Permitted Indebtedness of $22.5 million within three months of closing, then such members will be entitled to an additional 3.0 million shares of Common Stock.

●	If, within two years of closing, the Common Stock achieves a 30-day VWAP (volume weighted average price) of at least $6.00 per share, such members will be entitled to receive up to 4.0 million shares of Common Stock (to be increased to 5.0 million if CSI consummates the “Dispositions,” (as defined below) of a majority of its assets by the 18-month anniversary of the closing).

●	If, within two years of closing, the Common Stock achieves a 30-day VWAP of at least $8.00 per share, such members will be entitled to receive up to an additional 4.0 million shares of Common Stock (to be increased to 5.0 million if CSI consummates the “Dispositions” by the 18-month anniversary of the closing).

As provided in the Merger Agreement, CSI expects to declare a cash dividend that will be payable with respect to its outstanding shares as of a record date prior to the closing of the Merger (the “Pre-Closing Record Date”) to the holders of its outstanding stock on such date (the “Legacy Shareholders”). In addition, as provided in the Merger Agreement, CSI is in the process of pursuing dispositions (the “Dispositions”) of substantially all of its existing assets and businesses (“Legacy Assets”). To the extent these Dispositions occur prior to the closing of the Merger, CSI expects to declare a cash dividend that distributes a substantial portion of the proceeds from these Dispositions to the Legacy Shareholders. Following the closing, CSI will use commercially reasonable efforts to complete the Dispositions of the Company’s Legacy Assets as soon as reasonably practicable (and, in any event, within 18 months of the closing). Proceeds that become available from the Dispositions that occur following the closing of the Merger will be distributed pro rata to the Legacy Shareholders pursuant to the Contingent Value Rights Agreement described below. CSI will continue to support these existing business lines as it pursues new owners for these businesses.

Prior to closing, CSI and Pineapple will cooperate in connection with a potential private equity transaction that would result in the issuance of additional shares of CSI Common Stock at or following closing of the Merger.

The Merger Agreement also contains indemnification provisions.

The obligations of each of Pineapple and CSI are subject to specified conditions, including, among other matters: (i) the approval by Pineapple members and CSI shareholders of the Merger; (ii) a registration statement becoming effective under the Securities Act of 1933, as amended, related to the Merger; and (iii) the filing of an amendment to CSI’s Articles of Incorporation in order to increase the number of shares of Common Stock authorized for issuance to a number at least necessary to consummate the Merger.

The Merger Agreement contains customary representations and warranties from Pineapple and CSI. It also contains customary covenants, including (i) providing for each of the parties to use reasonable best efforts to cause the Merger to be consummated, and (ii) for Pineapple and CSI to carry on their respective businesses in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger. Both CSI and Pineapple also agreed not to solicit, seek or initiate or knowingly take any action to facilitate or encourage another transaction, subject to certain exceptions.  CSI is required to seek shareholder approval of the issuance of the shares of Common Stock to be issued in the Merger pursuant to Nasdaq listing rules.

The Merger Agreement contains termination rights for each of Pineapple and CSI, including, without limitation, in the event that (i) any governmental entity issues a non-appealable final order permanently enjoining the Merger; (ii) the Merger is not consummated by August 31, 2021; or (iii) the other party breaches its representations, warranties or covenants under the Merger Agreement, which breach would give rise to the failure of a closing condition and such breach is not cured within 10-days of receipt of written notice of such breach.

The Merger Agreement provides that both CSI and Pineapple will be obligated to pay the other a termination fee of $2.5 million plus reimbursement of certain expenses, up to $750,000, if the Merger Agreement is terminated under certain circumstances.

The foregoing description of terms in the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed as Exhibit 2.1 to a Current Report on Form 8-K dated March 1, 2020.

The Merger Agreement contains representations, warranties, covenants and other terms, provisions and conditions that the parties made to each other as of specific dates. The assertions embodied therein were made solely for purposes of the Merger Agreement and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating their respective terms. Moreover, they may be subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations, warranties, covenants or other terms, provisions or conditions as statements of factual information at the time they were made or otherwise. Unless required by applicable law, CSI undertakes no obligation to update such information.

Simultaneously with the execution of the Merger Agreement, Pineapple entered into a Voting Agreement, dated March 1, 2021 (the “Voting Agreement”) with officers and director of CSI (the “CSI Holders”). The CSI Holders hold in the aggregate approximately 13.8% of CSI’s outstanding shares. Pursuant to the Voting Agreement, each CSI Holder has agreed, with respect to all of the voting securities of CSI that such CSI Holder beneficially owns as of the date thereof or thereafter, to vote in favor of the Merger. The Voting Agreement will terminate on the Effective Time (as defined therein) or upon termination of the Merger Agreement in accordance with its terms.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, which is filed as Exhibit 10.1 to the March 1, 2020 Current Report on Form 8-K.

Pursuant to the Merger Agreement, at the closing of the Merger, CSI will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a person designated by CSI as the Holders’ Representative (as defined therein), and the Rights Agent (as defined therein). Pursuant to the CVR Agreement, each shareholder of CSI as of immediately prior to the closing of the Merger will receive one non-transferable Contingent Value Right (“CVR”) for each outstanding share of common stock of CSI held as of the close of business on the day immediately before the Effective Time of the Merger, which will represent the right to receive pro-rata distributions of proceeds from Dispositions that occur following the Effective Time.

Sale of Suttle Business

Suttle, Inc. was a significant component of CSI’s business since 1969. As a key element of the Company’s strategic plan, however, the Company sold substantially all of Suttle’s business, assets and operations pursuant to two separate transactions occurring in 2019 and 2020 that were previously reported. See Note 4 of the Notes to the Consolidated Financial Statements, “Discontinued Operations.”

As a result of the Suttle sale, unless otherwise noted, all information in this Form 10-K about Suttle will be discussed and presented as discontinued operations and the Company will report its remaining business operations as continuing operations as described below.

After giving effect to the Suttle transactions and following the acquisition of Ecessa during the second quarter of 2020 and the merging of certain operations, CSI is principally engaged (i) through its Electronics & Software (“E&S”) segment in the manufacture and sale of Ethernet switches, core media conversion products, and other connectivity and data transmission products, and (ii) through its Services & Support (“S&S”) segment, in providing technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment.

Acquisition of Ecessa Corporation

On May 14, 2020, CSI acquired Ecessa Corporation in a reverse triangular merger for $4.6 million in cash. Ecessa designs and distributes software-defined wide area networking (SD-WAN) solutions for businesses through the deployment of field installations of Ecessa Edge®, PowerLink®, and WANworX® controllers and is part of the Company’s Services & Support segment. See Note 5 of the Notes to the Consolidated Financial Statements, “Business Combinations.”

Acquisition of IVDesk

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”) appointed by Hennepin County, Minnesota State District Court Judge for aggregate consideration of $1.4 million, including a $550,000 earnout payment made in March 2021. IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. IVDesk currently services over 85 customers across the U.S. with a focus on a tri-state region with Minnesota at the center. IVDesk’s business model is built on monthly recurring revenue and is included within the Company’s Services & Support Segment. See Note 5 of the Notes to the Consolidated Financial Statements, “Business Combinations.”

Current Operations

The Company classifies its businesses into the following two segments:

●	Electronics & Software: designs, develops and sells Intelligent Edge solutions that provide connectivity and power through Power over Ethernet (“PoE”) products and actionable intelligence to end devices in an Internet of Things (“IoT”) ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

●	Services & Support: provides SD-WAN and other technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management.

As noted within this Form 10-K, we have classified the operations of Suttle as discontinued operations for 2020 and 2019. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Additionally, any indirect general and administrative costs previously allocated to Suttle are also included in “Other.” Intersegment revenues are eliminated upon consolidation. Further information regarding these segments, including customer and industry concentration, is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the Notes to Consolidated Financial Statements under Item 8.

Information Regarding Business Segments

(i) Electronics & Software

This segment is comprised of CSI’s Transition Networks, Inc. (“Transition Networks” or “Transition”) and Net2Edge Limited (“Net2Edge”) businesses. Transition Networks is based in Minnetonka, Minnesota, and Net2Edge is based in Basingstoke, Hampshire, United Kingdom. Electronics & Software develops, markets and sells PoE switches, media converters, network interface cards (NICs), Ethernet switches, Small Form Factor Pluggable modules (SFP), and other connectivity products under the Transition Networks brand name. Transition sells its products through distributors, resellers, integrators, and original equipment manufacturers (“OEMs”). These media converters, network interface devices (NIDs), and Ethernet Switch products allow network operators to transmit voice and data across networks as well as provide connectivity and power in security and surveillance, smart building, smart city and intelligent transportation applications. Sales by E&S were $34,496,000 in 2020 compared to $47,007,000 in 2019. International sales accounted for 14% of E&S’s sales, or $4,775,000 in 2020, compared to $7,236,000, or 15% of E&S’s sales in 2019.

Products

Electronics & Software develops, markets and sells solutions that provide actionable intelligence, power and connectivity at the edge of networks through PoE switches, software and services as well as traditional products such as media converters, network adapters and other connectivity products, edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions. Our PoE switches, media converter devices, Ethernet switches and other connectivity products enable customers to transmit voice and data across networks as well as provide connectivity and power to end devices in the IoT ecosystem. Our growing PoE products support remote devices such as cameras and wireless access points by passing electrical power along with data on Ethernet cabling, eliminating the need for traditional AC/DC electrical power in hard-to-reach locations. Our media converters and other customer premise equipment (CPE) assist customers in resolving challenges in the areas of bandwidth constraints, security risks, and distance limitations as networks extend from local area to wide area networks and adapt to ever increasing end-user demands. As more cities move to implement smart city technology, a major component will be solutions designed to protect and provide services to citizens, such as intelligent transportation and surveillance networks. Electronics & Software switches deliver the necessary connectivity, bandwidth and power to enable these solutions. Many of our products incorporate features to perform advanced levels of fault management and diagnostics to troubleshoot networks and proactively fix problems.

Electronics & Software develops product hardware and software internally and expenses the related costs as they are incurred. In connection with the sale of its hardware products, Electronics & Software provides its customers with a variety of software management options including Network Management System (NMS) software for providing superior provisioning and monitoring of its Ethernet switches and other managed devices. Transition has been developing and marketing Ethernet-based networking products for over 30 years. Electronics & Software continues to develop products that address the enterprise, service provider, industrial, government, and security markets. Increasingly, Electronics & Software PoE switches are used in smart building environments, intelligent transportation applications, and in security and surveillance networks.

Manufacturing and Sources of Supply

Electronics & Software uses contract manufacturers to manufacture its products in different geographical locations, in addition to OEM partners through which the Company sources product and markets under its own name. In 2020, 91% of the total value of Electronics & Software’s products were manufactured in or sourced from Trade Agreement Acts (TAA) compliant countries (i.e. Taiwan, U.S., U.K.) and the remaining 9% was manufactured in or sourced from other geographies. Offshore sources of supply are subject to certain risks, including political risk.

Markets and Marketing

Electronics & Software’s products are used in a broad array of markets including federal government, enterprise, service provider, industrial, security, and surveillance markets. Electronics & Software has a broad customer base that uses its products in a variety of applications.

The line of Ethernet switches (both PoE and non-PoE) is used in last-mile access, backhaul, wiring closets and at end-user stations. These are sold into security networks, intelligent transportation applications, smart buildings, corporate enterprise networks, and other IoT applications domestically and abroad. The media conversion product line is used in several applications. The ION chassis-based modular systems are used primarily in telecommunications closets for high-density applications or when multiple protocols need to be supported. Stand-alone media converters are used typically at customer premises or for lower density applications. The Carrier Ethernet NID line of products addresses the high-quality access requirements for both business services and wireless backhaul data communications and telecommunications applications.

Marketing primarily consists of direct marketing using a sales force, tradeshows, trade magazine advertising, on-line advertising, website, email, social media, and public relations activities. Electronics & Software also provides and participates in advertising and cooperative marketing campaigns with distribution partners.

Research and Development

Electronics & Software develops products for the federal government, enterprise, service provider, security, and industrial markets. This includes developing commercial and hardened PoE switches, converters for emerging protocols and existing protocols in new markets, as well as new industry standards. Some of these products include devices built on the IEEE 802.3ah, 802.3ag, ITU-T Y.1731 standards, Metro Ethernet Forum (MEF)® standards, and PoE devices based on the IEEE 802.3af, 802.3at, 802.3bt standards. Some design efforts are paced by the development of critical components such as integrated circuits and optical transceivers.

Research and development consists primarily of designing, prototyping, and testing of equipment and supplies associated with developing new products and enhancing existing products. Research and development costs are expensed when incurred and were $2,808,000 in 2020 compared to $3,600,000 in 2019.

Electronics & Software conducts its research and development operations in the United States, at its Minnetonka, Minnesota headquarters location and out of its Net2Edge Basingstoke location. While these locations have primary engineering and product development responsibility, E&S occasionally uses third-party design services and Original Design Manufacturers (“ODM”) to support specific product design requirements.

Competition

E&S faces strong competition across its entire product line. A large number of competitors exist for high-volume products in Ethernet switches and media converters. Low-cost competitors from China and Taiwan are strongest in (i) Asian, (ii) European, Middle Eastern, and African (“EMEA”) and (iii) South American markets. E&S also faces new competitors as it enters new markets for smart cities, smart buildings, intelligent transportation systems, and higher performance devices for the service provider market.

Order Book

Outstanding customer orders for Electronics & Software products were approximately $1,559,000 at March 1, 2021 and $2,813,000 at March 1, 2020. Electronics & Software orders are fulfilled on a relatively short-term basis and therefore the Company does not consider the order book as a significant indicator of longer-term future results.

(ii) Services & Support

This segment is comprised of CSI’s JDL Technologies, Inc. (“JDL Technologies” or “JDL”) and Ecessa Corporation (“Ecessa”) businesses. JDL is based in Fort Lauderdale, Florida, and Ecessa is based in Minnetonka, Minnesota. Services & Support (“S&S”) provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management. Services & Support’s 2020 sales were $8,777,000 compared to 2019 sales of $4,741,000. Project and product revenue totaled $5,120,000 in 2020 or 58% of segment sales compared to $2,242,000 in 2019 or 47% of this segment’s sales. Services revenues increased to $3,657,000 in 2020 from $2,499,000 in 2019.

Markets and Marketing

Services & Support differentiates itself from its competitors by continuously adopting and adapting to changes in available IT services, ensuring it continues to provide new and innovative solutions to its clients and prospective clients. This ensures this business segment remains well qualified to help clients with their use of technology and IT resources to meet business objectives and regulatory requirements.

Services & Support partners with clients to provide complete support for their information technology environments, from servers to software applications, from the network-level down to the desktop level. Under a typical managed services agreement, S&S provides virtual CIO services to client management, deploys, manages, secures, and supports client’s IT systems and services, provides helpdesk support to the client’s user community, and adds value to the client’s business by enabling the client to focus on its core competencies. Services & Support’s key avenues for delivering on this commitment—and its competitive advantages—include on-premise managed services operations center and secure, state-of-the-art hosted datacenter and partnerships with industry leading solution providers. The managed services operations center leverages the best available tools, applications, practices, and resources to deliver a consistent, quality customer experience. Services & Support holds the MSP Trustmark credential from CompTIA and is a member of the MSP Alliance.

Services & Support’s portfolio of technology solutions reflects the regular introduction of new technologies and delivery methodologies and the increasing demand among businesses for innovative solutions to strengthen their competitive edge and address prevailing IT challenges. With its team of professionally certified engineers, more than 250 years of technical experience, and talented leadership, S&S develops IT solutions that effectively meet these demands. To sustain its leading-edge position, S&S also maintains robust partnerships with strategic manufacturers and is a 3CX VoIP Gold Partner, HP Enterprise Gold Partner, Microsoft Silver Partner, eMDs Solution Provider, and Citrix Solutions Service Provider.

Customers

In 2020, Services & Support Technologies aggressively targeted its primary vertical markets, healthcare, education and commercial business.

Healthcare:

Services & Support continues to serve as a trusted partner to its healthcare clients, offering SD-WAN devices and an array of services that address HIPAA Security Rule and Privacy Rule compliance requirements, including its flagship cloud-based service, HIPAA FastTrack. Services & Support’s managed services practice supports clients ranging from single-office providers, to multi-location regional specialists, to their regulated suppliers and business associates.

Commercial:

Services & Support Technologies provides support and service to a diverse commercial client set. In 2019, Services & Support continued to place emphasis on an expanded set of security solutions layered on top of its Cloud-Based IT Managed Services. This enabled Services & Support to provide an even more secure total solution that included security awareness testing and training of client end users which has become increasingly important as threats to an organization’s security are focused more and more on end users as the weakest link.

Education:

During 2020, Services & Support continued to support a multi-year project to provide wireless network services and datacenter upgrades for several hundred public K-12 schools in Florida. Most of the Company’s work on this project was completed in 2020. The education vertical remains an important element of Services & Support’s overall market strategy. Much of the Company’s historical revenue from the education sector has been derived from a school district in Florida. The Company has substantially completed its work on this project and was not selected as the primary vendor on the next multi-year project for this school district but was selected as the secondary vendor for structured cabling and enterprise networking.

Products and Services

As a managed service provider and value-added reseller, Services & Support Technologies specializes in delivering technology solutions that free organizations to focus on the strategic business activities critical to their financial success. Services & Support’s technology solutions encompass an extensive range of networking, virtualization, cloud, cybersecurity, and infrastructure services, most of which are available under JDL managed services contracts. A proprietary offering is the Ecessa SD-WAN device which provides Never Down ® networks. By deploying automatic failover and leveraging up to 25 communication links ranging from MPLS, lower cost broadband, cable, satellite, microwave or cellular 5G/4G/LTE, Ecessa’s SD-WAN devices guarantee network and Internet uptime. As technology continues its move to the cloud, JDL aggressively markets its portfolio of cloud-based service offerings and SD-WAN devices to healthcare and commercial business. Its HIPAA FastTrack and Security FastTrack services, available in the JDL Cloud powered by Citrix, have won awards for product innovation, just as Services & Support Technologies has been recognized in the industry as a leading Managed Service Provider. Services & Support engineers are trained and certified in the newest cloud and other technology solutions.

Managed Services:

Services & Support Technologies continues to refine its Managed Services offering as the industry matures taking it from a traditional remote management model to a hosted service offering that grants Services & Support greater control, enables tighter service level agreements and increases margins while providing clients with a more service rich, cost effective, and secure environments for their IT systems. Services & Support serves a diverse base of clients with locations throughout the United States, offering managed service programs designed specifically for the healthcare and commercial markets. These robust programs meet HIPAA compliance standards and, while the majority of clients are supported remotely, independent of geographic borders, Services & Support is also able to provide on-site network management and help desk support for key enterprise clients in the South Florida, Atlanta, Georgia, and the Minneapolis/St. Paul, Minnesota markets. Services & Support’s managed services include network management, availability assurance, event alerting and incident management services; server, workstation, mobile device, and other asset management services; security services including software patching, firewall, antivirus, anti-malware, and cybersecurity intrusion detection and prevention services; help desk support for client users; SIP-trunking, voice over IP and office management services; migration, conversion and vendor management; and technical consulting services and training.

Cloud Solutions:

With widespread adoption of cloud solutions on the rise, Services & Support continues to focus on these solutions as key offerings with significant revenue growth potential. Azure® cloud solutions, wireless as a service, infrastructure as a service, and Citrix® as a service (sold as Services & Support FastTrack) are among Services & Support’s most successful cloud offerings, with others including backup, storage, voice over IP, firewall and email as cloud or hosted services. The benefits to clients are numerous and include vertical and horizontal scalability, internal bandwidth conservation, and simplification of IT management within client organizations, while Services & Support benefits from substantial economies of scale and standardization. All Services & Support cloud offerings are billable as monthly recurring revenue under its managed service model, and Services & Support is committed to bringing the benefits of cloud services to all clients.

Network Services:

Services & Support’s roots are in network services, and these services remain central to its role as a managed service provider and value-added reseller. The Services & Support team has extensive experience and professional certifications in assessing, architecting, designing, and implementing wired and wireless networks as well as entire technology infrastructures. Networking services also include network infrastructure as a service, network design and deployment, network and endpoint security, SD-WAN and SASE offerings, edge security, network optimization, and device installation/configuration services.

Virtualization:

Whether hosted on premise, in Services & Support’s private cloud, or on third-party platforms such as Azure or AWS (Amazon Web Services), using virtualization across an organization’s IT environment delivers greater agility, mobility and efficiency. Services & Support’s virtualization engineers assess, design, deploy, and manage virtualization programs that are designed to ensure user access to any workload, anytime, anywhere, on any device. Services & Support’s virtualization services encompass network infrastructure, security, desktops, servers, applications, storage, and any combination thereof, including connectivity and software licensing. As Services & Support clients continue to adopt virtualization, they experience the economies of scale, reduced capital requirements, enhanced security, and disaster recovery protections that are inherent in virtualized environments.

Competition

The Company expects the Managed Services market will continue to grow significantly over the next several years, and as a result will attract many competitors, becoming a highly competitive industry. In response to these factors, Services & Support’s focus is to quickly adapt to the changing needs of its clients through the adoption and productizing of new IT Service technologies as they become available. An example of this would be the addition of several security services to the Services & Support portfolio in 2019 including security tools to monitor the flow of sensitive data in and on the network, additional cloud-based services through Azure and AWS and enhanced end-point security services. By ensuring Services & Support continuously evaluates the services we offer with a focus on the changing market, we are able to provide a better range of services to our clients and prospects while increasing their reliance upon us as their IT service provider.

Order Book

Outstanding customer orders and contracts for Services & Support products and services were approximately $4,333,000 at March 1, 2021 and $1,546,000 at March 1, 2020. The Company does not consider current outstanding orders and contracts as a significant indicator of longer-term future results.

Human Capital

As of March 15, 2021, the Company employed 150 people. Of this number, 92 were within the Electronics & Software segment (including 74 in the U.S and 18 in the U.K.), 37 within the Services & Support segment, and 21 in corporate general and administrative positions. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company views its employees and culture as keys to its success.  The Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance.  The Company values innovation, inclusion and diversity, safety and engagement as they attract, develop, and retain the best talent. We have adopted a diversity statement that is posted on our website at https://www.commsystems.com/corporate-governance/communications-systems-inc-diversity-inclusion-statement/.

The health and safety of our employees is a top priority of our leaders.  In response to the COVID-19 pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders.  We believe the Company has generally been successful implementing proactive measures to protect the health and safety of its employees while maintaining business continuity and high levels of service to our customers.

Executive Officers of Registrant

The executive officers of the Company and their ages at March 1, 2021 are set forth below. See Item 9B of this Form 10-K for additional information on the Company’s management.

Name	Age	Position[1]

Roger H.D. Lacey	70	Executive Chairman of the Company’s Board[2]

Anita Kumar	53	Chief Executive Officer [3]

Mark D. Fandrich	59	Treasurer and Chief Financial Officer [4]

Scott Fluegge	51	VP of IT and Digital Transformation [5]

Michael Siegler, II	45	SVP of Service and Customer Experience [6]

Kristin A. Hlavka	39	Corporate Controller [7]

1	Additional footnotes indicate when officers began serving in their current capacity. Executive officers serve at the pleasure of the Board of Directors.

2	Mr. Lacey served as the Company’s Chief Executive Officer from February 2015 until November 2020 and has served as the Executive Chairman of the Company’s Board of Directors since December 2018. Additional information about Mr. Lacey’s background will be contained in the 2021 Proxy Statement.

3	Ms. Kumar was appointed Chief Executive Officer in December 2020. From November 2019 to November 2020, she served as General Manager for Transition Networks, Inc. Prior to that, she was the Director of PLM & Software Engineering within Transition Networks, Inc. Additional information about Ms. Kumar’s background will be contained in the 2021 Proxy Statement.

4	Mr. Fandrich was appointed Chief Financial Officer in August 2016. From July 2015 to August 2016, he served as Vice President of Finance of Suttle, Inc. From April 2004 to July 2015, he was Corporate Controller for The Bergquist Company, a global supplier of thermal interface material.

5	Mr. Fluegge was appointed Vice President of IT and Digital Transformation in January 2021. Previously he was Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS AMERICA / GSS INFOTECH / INFOSPECTRUM CONSULTING.

6	Mr. Siegler was appointed Senior Vice President of Service and Customer Experience in December 2020. From May 2020 to November 2020, he was the General Manager of Ecessa. Prior to CSI’s acquisition of Ecessa he was the Chief Executive Officer of Ecessa.

7	Ms. Hlavka was appointed Corporate Controller in May 2011. From July 2008 to April 2011, she served as the Assistant Corporate Controller. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about domestic and foreign operations and export sales may be obtained by reference to Note 14 of the “Notes to Consolidated Financial Statements” under Item 8 herein.

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

Risks Related to announced merger with Pineapple Energy (“Pineapple”)

The Company’s planned merger with Pineapple Energy, announced on March 2, 2021, would change the Company’s strategy from a focus on computer network infrastructure and managed services solutions to residential solar, and presents considerable challenges and risks including:

●	The Company’s ability to obtain shareholder approval for the merger agreement and related transactions;

●	The ability of Pineapple to successfully close its announced acquisitions and integrate these businesses into its operations;

●	The ability of the combined company to successfully maintain a Nasdaq Capital Market listing;

●	The ability of the combined company to successfully access the capital markets, identify and acquire appropriate acquisition targets and successfully integrate these companies into its operations, and operate profitably;

●	The Company’s ability to successfully sell its existing operating business assets and its real estate assets and distribute these proceeds to its existing shareholder base;

●	Conditions to the closing of the merger may not be satisfied or the merger may involve unexpected costs, liabilities or delays;

●	The occurrence of any other risks to consummation of the merger, including the risk that the merger will not be consummated within the expected time period or any event, change or other circumstances that could give rise to the termination of the merger agreement;

●	Risks that the merger disrupts current CSI plans and operations or that the business or stock price of CSI may suffer as a result of uncertainty surrounding the merger;

●	The outcome of any legal proceedings related to the merger; and

●	CSI or Pineapple Energy may be adversely affected by other economic, business, or competitive factors.

Risks Related to Our Traditional Business

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

In the event the Pineapple transaction does not close, we cannot guarantee the ability of the Special Committee of our Board of Directors to develop strategic options for the Company and the Company’s ability to implement these strategies.

In May of 2018 the Company announced it had appointed a special committee of the board to perform a strategic review of the Company’s businesses to explore opportunities for enhancing shareholder value and had engaged an investment banking firm to advise it in this process. The disposition of the Suttle operations, the Ecessa and IVDesk acquisitions, and the proposed Pineapple merger have been the primary outcomes of this initiative. In the event the Pineapple merger does not close, and the Company retains its traditional businesses, the failure to develop an alternative growth strategy, the failure to maintain positive operating income or invest in technology ventures that enhance value or that we can incorporate into our products, could result in operating losses and lack of shareholder confidence, which could negatively impact cash flow and the trading price of our common stock.

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

In addition, our JDL Technologies subsidiary provides IT services for the Company internally and for third-party customers. As we continue to direct a portion of our JDL sales efforts toward Cloud solutions, we expect to store, convey and potentially process increasing amounts of data produced by customer devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important that we maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing a reasonable level of reliability and security. Despite any available security measures and other precautions that we deploy, the infrastructure and transmission methods we use directly or through third parties, may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, and subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.

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

Traditionally, we have derived a large portion of our revenues from a relatively small number of customers, with our top ten customers accounting for 74% of net sales for both 2020 and 2019. In fiscal 2020, two E&S customers accounted for 19% and 17% of consolidated sales. In fiscal 2019, two E&S customers accounted for 21% and 16% of consolidated sales. The loss of or a substantial reduction in purchases by any one or more of our top customers could have a material adverse effect on our business, financial position and results of operations.

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

Our business segments are dependent upon federal government spending.

Our E&S and S&S business segments are involved in projects that receive much of their funding from the United States federal government. To the extent that federal government spending is delayed or curtailed by government actions, our revenues and operating results may be adversely affected.

We evaluate and frequently pursue acquisitions, but we may not successfully close these acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses profitably with our existing operations.

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

We experienced supply chain and demand disruptions during 2020 and expect the disruption to our supply to continue into 2021, as well as to incur higher logistics and operational costs due to the COVID-19 pandemic. We also saw delays in orders as some projects have been pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customers or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

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

Anti-takeover provisions in our charter documents and Minnesota law could prevent or delay a change in control of our company.

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

We currently do not pay a quarterly dividend. The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at the time declaration of a dividend is considered.  These factors include, but are not limited to: available cash; management’s expectations regarding future performance and free cash flow; alternative uses of cash to fund R&D expenditures and capital expenditures required to fund future growth; and, the effect of various risks and uncertainties described in this “Risk Factors” section. In addition, we adopted a Stock Repurchase Program in 2019. Our ability to continue this program or conduct future stock repurchase programs will depend on some of these same factors.

As discussed above, to the extent Dispositions of our current operating assets occur prior to the Pineapple merger, CSI expects to declare a cash dividend that distributes a portion of the proceeds from these Dispositions to its shareholders as of a Pre-Closing Record Date.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

CSI conducts administrative, manufacturing and engineering functions at the following facilities:

-	The Company owns a 105,000 square foot building in Minnetonka, Minnesota where its executive and administrative offices are located. Transition Networks uses this facility for its warehouse, assembly, engineering and administrative operations. JDL Technologies and Ecessa use this facility for some administrative operations. The Company is currently marketing this building for sale.

-	The Company owns three buildings in Hector, Minnesota totaling 109,000 square feet of manufacturing space situated on approximately 5 acres. Two of these buildings totaling 26,000 square feet of manufacturing space, are being leased to on a short-term basis as part of the March 2020 Suttle transaction. The Company is currently marketing these buildings for sale.

-	JDL leases 3,700 square feet of office space in Fort Lauderdale, Florida.

-	Net2Edge leases 5,500 square feet of office space in Basingstoke, Hampshire, U.K.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future and in the event the Minnetonka headquarters are sold, that it will be able to find alternative facilities adequate for its needs.

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

Holders

At March 1, 2021, there were approximately 481 registered holders of record of Communications Systems, Inc. common stock.

Information Regarding Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2020:

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares		Number of shares of
	of common stock		common stock remaining
	to be issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding shares in
Plan Category (1)	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders:

1990 Employee Stock Purchase Plan	5,647	$3.88	68,843
2011 Executive Incentive Compensation Plan	1,445,885	$6.03	623,083

Equity compensation plans not approved by security holders:

None

(1)	The Company does not have individual compensation arrangements involving the grant of options, warrants and rights, but only grants equity awards under shareholder-approved plans.

Five-year Performance Graph

Not applicable because the Company is a smaller reporting company.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the three months ended December 31, 2020, the company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	—	$—	—	$341,242
November 2020	—	—	—	341,242
December 2020	148	4.58	—	341,242
Total	148	$4.58	—	$341,242

(1)	The total number of shares purchased includes shares purchased under the Board’s authorization described above, including market purchases and privately negotiated purchases.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable because the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Key 2021 Developments

As discussed above under “Proposed Merger with Pineapple Energy,” on March 1, 2021, the Company entered into an Agreement and Plan of Merger with Helios Merger Co. and Pineapple Energy LLC pursuant to which Pineapple would become a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, CSI intends to pursue dispositions of its existing assets and businesses prior to the closing of the Merger. To the extent these dispositions occur, CSI expects to declare a cash dividend that distributes a portion of the proceeds from these dispositions to its shareholders as of a pre-closing record date.

Following the Merger closing, CSI will use commercially reasonable efforts to complete the dispositions of these assets as soon as reasonably practicable (and, in any event, within 18 months of the closing). Proceeds that become available from the dispositions that occur following the closing of the Merger will be distributed pro rata to the legacy shareholders pursuant to the contingent value rights agreement described above. CSI will continue to support these existing business lines as it pursues new owners for these businesses.

Overview

Communications Systems, Inc. provides connectivity infrastructure products and services for global deployments of broadband networks through the following business segments:

Electronics & Software

This segment is comprised of CSI’s Transition Networks and Net2Edge businesses. With over 30 years of growth and expertise in hardware and software development in this segment, the Company offers customers network solutions that provide secure, reliable connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network, in any application, and in any environment. The product portfolio gives customers simple, secure, and intelligent solutions for the network edge by offering support for multiple interface speeds, PoE options, and a broad array of protocols.

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

Services & Support

This segment is comprised of CSI’s JDL Technologies and Ecessa Corporation businesses. With over 30 years of growth and expertise in managed services and SD-WAN solutions in this segment, the Company offers customers:

●	Technology services and infrastructure in the commercial, healthcare, financial, and education market segments. The Company’s portfolio of technology solutions includes IT managed services supporting client infrastructures from the data center to the desktop, security products and services, cloud migrations, network virtualization and resiliency, wired and wireless network design and implementation, and converged infrastructure configuration and deployment. We provide many of these technology services to the education space, including having provided services to one of the largest school districts in the US for more than 30 years. We also provide these services to a number of commercial and healthcare clients.

●	SD-WAN Never Down® networks, sold as a product or as a recurring service, enable organizations of all sizes to reliably run Internet and cloud-based applications, connect offices worldwide and distribute traffic among a fabric of multiple, diverse ISP links, ensuring business continuity by removing bottlenecks and eliminating network downtime. These capabilities optimize Never Down performance of business-critical applications, aid in lowering IT costs, and make it easier to provision, maintain and support business networks and the applications that run over them.

Key 2020 Developments

●	The Company’s 2020 sales were $42.6 million, a 16% decrease from 2019 sales of $50.9 million.

●	The Company’s 2020 net loss from continuing operations was $1.8 million, or ($0.19) per diluted share, compared to net income from continuing operations of $251,000 or $0.03 per diluted share in fiscal 2019.

●	At December 31, 2020, the Company had cash, cash equivalents and liquid investments of $21.5 million and working capital of $28.3 million compared to cash, cash equivalents and liquid investments of $24.1 million and working capital of $38.1 million at December 31, 2019.

●	Electronics & Software sales decreased 27% to $34.5 million in 2020 from $47.0 million in 2019. E&S had decreased operating income of $1.0 million in 2020, compared to operating income of $4.0 million in 2019.

●	Services & Support’s sales increased 85% to $8.8 million in 2020 from $4.7 million in 2019. S&S had operating income of $310,000 in 2020 compared to an operating loss of $3,000 in 2019.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. We experienced supply chain and demand disruptions during 2020 and expect the disruption to our supply to continue into 2021, as well as higher logistics and operational costs due to the COVID-19 pandemic. At the same time, we have seen an increase in demand for our fiber and high-speed products as customers are looking to upgrade their networks. As noted below, we also saw delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customer or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

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

Goodwill Impairment: We are required to evaluate goodwill for impairment on an annual basis and between annual tests upon the occurrence of certain events or circumstances. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

For the quantitative assessment, the Company estimates the fair value of each reporting unit based on a discounted cash flow analysis and a market-based valuation approach based on comparable public company trading values. The Company believes that accounting estimates related to goodwill impairment are critical because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues.

Revenue Recognition: The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services. In the Electronics & Software segment, revenue is recognized upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

The Company has determined that the following performance obligations identified in its Services & Support segment are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). This segment’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its Services & Support segment that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time.

Results of Operations

2020 Compared to 2019

Consolidated sales were $42,576,000 in 2020, a 16% decrease from sales of $50,906,000 in 2019. Net loss from continuing operations in 2020 was $1,796,000, or ($0.19) per share compared to net income of $251,000 or $0.03 per share in 2019.

Electronics & Software Results

The Electronics & Software segment designs, develops and sells Intelligent Edge solutions that provide connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of media converters, NICs, and ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network. Characteristics of this business include a rapid pace of change in technologies and alternative solutions to our products. This segment derives the majority of its revenues from new installations and network upgrade projects, which tend not to recur frequently. The core markets for these products are enterprise, service providers, government, and industrial users. In 2020, 86% of Electronics & Software revenue came from North America, but we continue to see opportunity for long-term growth outside of North America and we continue to invest resources in sales, marketing, and infrastructure to grow that business.

Electronics & Software sales decreased 27% to $34,496,000 in 2020 compared to $47,007,000 in 2019. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. Sales by region in 2020 and 2019 were:

	Electronics & Software Sales by Region
	2020	2019
North America	$29,721,000	$39,771,000
International	4,775,000	7,236,000
	$34,496,000	$47,007,000

The following table summarizes the segment’s 2020 and 2019 sales by product group:

	Electronics & Software Sales by Product Group
	2020	2019
Intelligent edge solutions	$12,162,000	$18,442,000
Traditional products	22,334,000	28,565,000
	$34,496,000	$47,007,000

Sales in North America decreased 25% or $10,050,000 in 2020 compared to 2019 primarily due to delayed project spending by customers due to the effect of the COVID-19 pandemic, $7,050,000 of sales for a major metropolitan smart city intelligent transportation IoT project recorded in the prior year, that did not reoccur in the current year, and a decline in sales to major Canadian telecommunications customer, partially offset by strong sales to Federal agencies. International sales decreased $2,461,000, or 34%, primarily due to the economic effects of the COVID-19 pandemic and an overall drop in demand for traditional products.

Sales of intelligent edge solutions (“IES”) products decreased 34% or $6,280,000 due to $7,050,000 of deliveries in the prior year for a major metropolitan smart city intelligent transportation IoT project that did not reoccur in the current year, partially offset by higher sales of security and surveillance products and sales to Federal agencies. Excluding the prior year major metropolitan smart city intelligent transportation IOT project, sales of IES products increased by $770,000 or 7%. Traditional product sales decreased 22% or $6,231,000, due mainly to the overall economic effects of the COVID-19 pandemic and a decline in media converter orders from major telecommunications customers.

Gross profit decreased 30% to $14,890,000 in 2020 compared to $21,394,000 in 2019. Gross margin as a percentage of sales decreased to 43% in 2020 from 46% in 2019 primarily due to the volume and favorable margin impacts from the prior year major metropolitan smart city IoT project that did not reoccur in the current year, and increased sales of some IES products to Federal agencies at lower margins, partially offset by lower inventory write-downs year over year.

Selling, general and administrative expenses decreased 20% to $13,875,000, or 40% of sales, in 2020 from $17,354,000, or 37% of sales in 2019 due to reduced travel, marketing and personnel expenses, in part due to steps taken by management in response to the COVID-19 pandemic.

Electronics & Software had operating income of $1,015,000 in 2020 compared to operating income of $4,040,000 in 2019, primarily due to lower sales and gross margin.

Services & Support Results

Services & Support sales increased 85% to $8,777,000 in 2020 compared to $4,741,000 in 2019.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2020	2019
Education	$4,483,000	$1,926,000
Healthcare	887,000	705,000
Financial and other commercial clients	2,708,000	1,268,000
CSI IT operations	699,000	842,000
	$8,777,000	$4,741,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2020	2019
Project & product revenue	$5,120,000	$2,242,000
Services & support revenue	3,657,000	2,499,000
	$8,777,000	$4,741,000

Revenues from the education sector increased $2,557,000 or 133% in 2020 primarily due to the commencement of projects that had been previously delayed due to funding issues where the prior year had less project revenue in this sector. Projects for this education customer commenced at the end of the second quarter of 2020. Although the education vertical remains an important element of Services & Support’s overall market strategy, much of the Company’s historical revenue from the education sector has been derived from a school district in Florida. The Company has substantially completed its work on this project and was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from small to medium businesses (“SMBs”), which are primarily healthcare, financial and commercial clients, increased by 82% or $1,622,000 due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. The decrease in the CSI IT operations revenue as compared to 2019 is related to hardware refresh revenue in the prior year that was not repeated in the current year. Project and product revenue increased $2,878,000 or 128% during 2020 as compared to 2019 due primarily to the increase in the education sector. Services and support revenue increased $1,158,000 or 46% as compared to the same quarter of the prior year due to the Company’s acquisition of Ecessa, which has service and support revenue on its SD-WAN products. Overall, Ecessa contributed $1,260,000 and IVDesk contributed $401,000 in revenue during the year.

Gross profit increased 101% to $2,979,000 in 2020 compared to $1,482,000 in 2019. Gross margin as a percentage of sales increased to 34% in 2020 compared to 31% in 2019 due to the increase in project revenue in the education sector, primarily within the second half.

Selling, general and administrative expenses increased 80% in 2020 to $2,669,000, or 30% of sales, compared to $1,485,000 in 2019, or 31% of sales due to the May 2020 acquisition of Ecessa and the inclusion of its general and administrative costs that are not included in the prior year.

Operating income was $310,000 in 2020 compared to an operating loss of $3,000 in 2019, primarily due to increased education revenue.

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

Income Taxes

The Company’s loss from continuing operations before income taxes was $1,775,000 in 2020 compared to income before income taxes of $235,000 in 2019. The Company’s effective income tax rate was -1.1% in 2020 compared to -6.5% in 2019. The 2020 effective rate differed from the standard rate of 21% primarily due to the valuation allowances related to deferred tax assets, along with the impact of state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges for uncertain income tax positions. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023. See Note 13 for a reconciliation of the standard tax rate to the Company’s effective tax rate for 2020 and 2019.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $21,457,000 in cash, cash equivalents and liquid investments, compared to $24,057,000 at December 31, 2019. Of this amount, $9,424,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $8,364,000 in investments consisting of commercial paper and corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2020.

The Company had working capital of $28,320,000, consisting of current assets of approximately $35,758,000 and current liabilities of $7,438,000 at December 31, 2020 compared to working capital of $38,052,000, consisting of current assets of $49,402,000 and current liabilities of $11,350,000 at the end of 2019.

Cash flow used in operating activities was approximately $4,684,000 in 2020 compared to $10,231,000 provided in 2019. Significant working capital changes from 2019 to 2020 included a $1.4M decrease in accounts payable and $1.5M used in discontinued operations.

Cash provided by investing activities was $3,930,000 in 2020 compared to $5,222,000 used in 2019.

Net cash used by financing activities was $800,000 in 2020 compared to $1,450,000 in 2019. Cash dividends paid on common stock decreased to $564,000 in 2020 ($0.06 per common share) from $743,000 in 2019 ($0.08 per common share). Proceeds from common stock issuances, principally shares sold to the Company’s Employee Stock Ownership Plan and issued under the Company’s Employee Stock Purchase Plan, totaled approximately $119,000 in 2020 and $715,000 in 2019. The Company acquired $71,000 and $2,000 in 2020 and 2019, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company also acquired $284,000 of Company stock under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At December 31, 2020, there remained $341,000 under the 2019 Stock Repurchase Program.

Line of Credit

On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement.

The Company had no outstanding borrowings against this line of credit, or the prior facility, at December 31, 2020 and 2019, and $1,051,000 was available for use as of December 31, 2020. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75% (2.0% at December 31, 2020). The credit agreement expires August 28, 2021 and is secured by government securities owned and pledged by the Company.

In connection with the Company’s November 3, 2020 purchase of the operating assets of privately held IVDesk from a third-party Receiver, the Company provided the Receiver as seller a $550,000 letter of credit to secure the Company’s obligation to pay the earn-out under the asset purchase agreement. The letter of credit was issued pursuant to the line of credit with Wells Fargo. In March 2021, the Company paid the $550,000 balance and the letter of credit was cancelled.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Future Liquidity and Capital Resources and Needs: Financing Growth

As discussed above under “Proposed Merger with Pineapple Energy,” on March 1, 2021, the Company entered into an Agreement and Plan of Merger with Helios Merger Co. and Pineapple Energy LLC pursuant to which Pineapple would become a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, CSI intends to pursue dispositions of its existing assets and businesses prior to the closing of the Merger. To the extent these dispositions occur, CSI expects to declare a cash dividend that distributes a portion of the proceeds from these dispositions to its shareholders as of a pre-closing record date.

Following the Merger closing, CSI will use commercially reasonable efforts to complete the dispositions of these assets as soon as reasonably practicable (and, in any event, within 18 months of the closing). Proceeds that become available from the dispositions that occur following the closing of the Merger will be distributed pro rata to the legacy shareholders pursuant to the contingent value rights agreement described above. CSI will continue to support these existing business lines as it pursues new owners for these businesses.

In connection with the execution of the Merger agreement, the Company announced that CSI and Pineapple Energy were exploring equity financing through a private placement that would close in connection with the closing of the Merger, with proceeds to be used by the combined company to finance additional acquisitions and working capital needs of the combined company.

A full description of the terms of the merger and related transactions will be provided in a proxy statement for the shareholders of CSI, as well as other documents filed with the Securities and Exchange Commission.

Contractual Obligation Summary

The following table summarizes our contractual obligations at December 31, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Less than			More Than
	One Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$225,000	$199,000	$4,000	$—
Total	$225,000	$199,000	$4,000	$—

As of December 31, 2020, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures, short or long-term debt, capital leases or other purchase commitments related to ongoing operations.

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

The vast majority of our transactions are denominated in U.S. dollars. Although products sold by our Net2Edge subsidiary are generally denominated in British pounds, Net2Edge sales represented less than 5% of our consolidated net sales in 2020 and 2019. Therefore, fluctuations in foreign currency exchange rates have historically not been material to the Company.

At December 31, 2020, our bank line of credit carried a LIBOR rate plus 1.25%, with a minimum LIBOR rate of 0.75%. The Company’s investments are money market, certificates of deposit, commercial paper, and corporate notes and bonds types of investments that earn interest at prevailing market rates and as such do not have material risk exposure.

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

/s/ Anita Kumar	/s/ Mark D. Fandrich
Anita Kumar	Mark D. Fandrich
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Communications Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets Acquired in Business Combinations

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company completed the acquisitions of Ecessa Corporation and IVDesk Minnesota, Inc. during the year ended December 31, 2020. The aggregate consideration for the acquisitions was $6,010,000. Both acquisitions were accounted for as business combinations. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets totaling $2,980,000, which consisted primarily of internally developed software of $1,800,000 and customer relationships of $1,010,000. The Company has also recorded goodwill of $2,086,000 as a result of these acquisitions.

The valuation of the intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values of the assets. The determination of the fair values of the intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, equity risk premium, and royalty rates.

Auditing management’s valuation of the acquired intangible assets is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

■	Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions used to estimate the fair value of the intangible assets acquired, including controls addressing:

■	Management’s evaluation of the identification of the assets acquired.

■	Management’s evaluation of the completeness, accuracy and reasonableness of the prospective financial information used to determine the fair values of assets acquired.

■	Management’s evaluation of the completeness and accuracy of key assumptions and inputs used by a third-party valuation specialist, including discount rate, risk-free rate, weighted-average cost of capital, equity risk premium, and royalty rates used to determine fair values.

■	Management’s evaluation of the clerical accuracy of the model used to determine the fair values of assets acquired.

■	Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the intangible assets acquired, including:

■	Tested the mathematical accuracy of the calculations performed along with assessing the completeness of the information used in the calculations.

■	Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including discount rate, risk-free rate, weighted-average cost of capital, equity risk premium and royalty rates.

■	Performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the assumptions.

■	Compared significant assumptions used by management to current industry and competitor data, historical results, third-party market data and evidence obtained in other areas of the audit.

Assessment of Impairment of Long-Lived Assets

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets periodically to determine whether indicators of potential impairment exist. Potential impairment is determined by comparing the carrying value of the assets with the expected future cash flows to be provided by operating activities of the business or related asset groups. If the sum of the expected future net cash flows is less than the carrying value, an impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset. Management identified triggering events during the year ended December 31, 2020, that indicated that long-lived assets could potentially be impaired, and performed an impairment test as of December 31, 2020.

While the impairment test did not result in the recording of any impairment loss, the impairment test is complex and judgmental due to the use of subjective assumptions used by management when determining the asset groups to be evaluated for impairment, estimating expected future cash flows to be provided by operating activities of the identified asset groups, and estimating fair values of the assets or asset groups when applicable.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s forecasts of expected future cash flows and estimated fair values when applicable.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions used by management in conducting its impairment analysis, including controls addressing:

■	Management’s evaluation of the asset groups evaluated for potential impairment.

■	Management’s evaluation of the accuracy and reasonableness of the net cash flows expected to be provided by operating activities of the asset groups.

■	Management’s evaluation of the completeness and accuracy of information used to determine fair values of assets or asset groups, including the methodologies used to determine fair values, when applicable.

●	Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:

■	Confirmed the appropriateness of the asset groups evaluated in performing management’s impairment analysis.

■	Tested management’s assumptions used in estimating the net cash flows expected to be provided by operating activities of the asset groups, including the completeness and accuracy of the underlying data supporting the assumptions.

■	Utilized an internal valuation specialist to assist in testing the Company’s valuation model and significant assumptions related to the fair value of certain long-lived assets.

■	Evaluated audit evidence from events and transactions occurring after the measurement date.

Goodwill Impairment Evaluation

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually, or more frequently if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Due to the presence of the triggering events noted in the Assessment of Impairment of Long-Lived Assets critical audit matter, management performed an impairment test for goodwill as of December 31, 2020. The Company performed qualitative assessments to determine whether It was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting units were less than their carrying amounts, including goodwill.

While the impairment test did not result in the recording of any impairment loss, the identification of triggering events indicates potential impairment of goodwill, which requires management to make significant judgments in performing its assessment including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity-specific events, events affecting the reporting units, and trends in the Company’s share price.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s assessment of those factors identified above.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions used by management in conducting its impairment analysis, including controls addressing:

■	Management’s assessment of identified triggering events indicating potential impairment.

■	Management’s evaluation of the reporting units evaluated for potential impairment.

■	Management’s assessment of qualitative factors that may indicate potential impairment of goodwill.

●	Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:

■	Confirmed the appropriateness of the reporting units evaluated in performing management’s impairment analysis.

■	Evaluated the factors management considered in its qualitative assessment to determine that goodwill was not impaired, including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, the past financial performance of the reporting units, the projected financial performance of the reporting units, other entity-specific events, events affecting the reporting units, and trends in the Company’s share price.

/s/ Baker Tilly US, LLP

(formerly known as Baker Tilly Virchow Krause, LLP)

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

March 31, 2021

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$13,092,484	$13,928,504
Restricted cash	—	679,006
Investments	2,759,024	9,449,650
Trade accounts receivable, less allowance for doubtful accounts of $121,000 and $154,000, respectively	10,177,445	10,242,405
Inventories	8,696,880	8,531,112
Prepaid income taxes	35,948	72,994
Other current assets	996,472	1,160,865
Current assets held for sale	—	5,337,274
TOTAL CURRENT ASSETS	35,758,253	49,401,810

PROPERTY, PLANT AND EQUIPMENT, net	7,242,072	8,238,089
OTHER ASSETS:
Investments	7,109,212	250,000
Goodwill	2,086,393	—
Deferred income taxes	—	9,534
Right of use asset	413,415	367,909
Intangible assets	2,775,361	—
Other assets	171,619	—
Noncurrent assets held for sale	—	883,370
TOTAL OTHER ASSETS	12,556,000	1,510,813
TOTAL ASSETS	$55,556,325	$59,150,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,378,449	$3,720,445
Accrued compensation and benefits	2,298,075	3,517,331
Operating lease liability	213,553	115,935
Other accrued liabilities	1,524,515	2,602,752
Accrued consideration	550,000	—
Dividends payable	16,147	200,363
Deferred revenue	456,912	—
Current liabilities held for sale	—	1,193,218
TOTAL CURRENT LIABILITIES	7,437,651	11,350,044
LONG TERM LIABILITIES:
Long-term compensation plans	116,460	164,348
Operating lease liability	197,308	244,038
Deferred revenue	310,179	—
TOTAL LONG-TERM LIABILITIES	623,947	408,386
COMMITMENTS AND CONTINGENCIES (Footnote 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized; 9,321,927 and 9,252,749 shares issued and outstanding, respectively	466,096	462,637
Additional paid-in capital	43,572,114	42,977,914
Retained earnings	4,135,284	4,649,395
Accumulated other comprehensive loss	(678,767)	(697,664)
TOTAL STOCKHOLDERS’ EQUITY	47,494,727	47,392,282
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,556,325	$59,150,712

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2020	2019

Sales	$42,575,546	$50,906,179
Cost of sales	25,369,118	28,720,367
Gross profit	17,206,428	22,185,812
Operating expenses:
Selling, general and administrative expenses	19,218,922	22,176,598
Acquisition costs	684,856	—
Total operating expenses	19,903,778	22,176,598
Operating (loss) income from continuing operations	(2,697,350)	9,214
Other income (expenses):
Investment and other income	661,754	284,944
Gain (loss) on sale of assets	288,778	(20,368)
Interest and other expense	(28,514)	(38,440)
Other income, net	922,018	226,136
Operating (loss) income from continuing operations before income taxes	(1,775,332)	235,350
Income tax expense (benefit)	20,342	(15,269)
Net (loss) income from continuing operations	(1,795,674)	250,619
Net income from discontinued operations, net of tax	1,624,016	6,218,430
Net (loss) income	(171,658)	6,469,049
Other comprehensive income (loss), net of tax:
Unrealized gains/(losses) on available-for-sale securities	9,249	(1,793)
Foreign currency translation adjustment	9,648	55,422
Total other comprehensive income	18,897	53,629
Comprehensive (loss) income	$(152,761)	$6,522,678

Basic net (loss) income per share:
Continuing operations	$(0.19)	$0.03
Discontinued operations	0.17	0.67
	$(0.02)	$0.70

Diluted net (loss) income per share:
Continuing operations	$(0.19)	$0.03
Discontinued operations	0.17	0.66
	$(0.02)	$0.69

Weighted Average Basic Shares Outstanding	9,322,672	9,272,259
Weighted Average Dilutive Shares Outstanding	9,322,672	9,337,422

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2018	9,158,438	$457,922	$42,680,499	$(734,001)	$(751,293)	$41,653,127
Net income	—	—	—	6,469,049	—	6,469,049
Issuance of common stock under
Employee Stock Purchase Plan	34,469	1,723	93,437	—	—	95,160
Issuance of common stock to
Employee Stock Ownership Plan	132,826	6,641	262,995	—	—	269,636
Issuance of common stock under
Executive Stock Plan	156,525	7,826	612,424	—	—	620,250
Share based compensation	—	—	412,776	—	—	412,776
Other share retirements	(229,509)	(11,475)	(1,084,217)	(326,556)	—	(1,422,248)
Shareholder dividends ($0.08 per share)	—	—	—	(759,097)	—	(759,097)
Other comprehensive income	—	—	—	—	53,629	53,629
BALANCE AT DECEMBER 31, 2019	9,252,749	462,637	42,977,914	4,649,395	(697,664)	47,392,282
Net loss	—	—	—	(171,658)	—	(171,658)
Issuance of common stock under
Employee Stock Purchase Plan	20,279	1,014	93,882	—	—	94,896
Issuance of common stock to
Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under
Executive Stock Plan	65,952	3,298	20,720	—	—	24,018
Share based compensation	—	—	463,274	—	—	463,274
Other share retirements	(83,112)	(4,156)	(387,957)	37,213	—	(354,900)
Shareholder dividends ($0.04 per share)	—	—	—	(379,666)	—	(379,666)
Other comprehensive income	—	—	—	—	18,897	18,897
BALANCE AT DECEMBER 31, 2020	9,321,927	$466,096	$43,572,114	$4,135,284	$(678,767)	$47,494,727

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(171,658)	$6,469,049
Net income from discontinued operations, net of tax	1,624,016	6,218,430
Net (loss) income from continuing operations	(1,795,674)	250,619
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	962,307	1,032,797
Share based compensation	463,274	412,776
Deferred taxes	9,534	9,534
(Gain) loss on sale of assets	(284,273)	20,368
Changes in assets and liabilities:
Trade accounts receivables	261,192	(618,663)
Inventories	(83,977)	2,469,800
Prepaid income taxes	37,046	75,298
Other assets	339,712	1,348,481
Accounts payable	(1,392,457)	(381,293)
Accrued compensation and benefits	(939,758)	1,057,428
Other accrued liabilities	(714,425)	(515,279)
Income taxes payable	—	(28,267)
Net cash (used in) provided by operating activities - continuing operations	(3,137,499)	5,133,599
Net cash (used in) provided by operating activities - discontinued operations	(1,546,030)	5,097,537
Net cash (used in) provided by operating activities	(4,683,529)	10,231,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(249,727)	(424,988)
Acquisition of business, net of cash acquired	(4,797,919)	—
Purchases of investments	(18,665,534)	(18,673,530)
Proceeds from the sale of fixed assets	435,000	—
Proceeds from the sale of investments	18,506,198	8,972,087
Net cash used in investing activities - continuing operations	(4,771,982)	(10,126,431)
Net cash provided by investing activities - discontinued operations	8,702,213	4,904,456
Net cash provided by (used in) investing activities	3,930,231	(5,221,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(563,882)	(743,276)
Proceeds from issuance of common stock, net of shares withheld	118,914	715,410
Purchase of common stock	(354,900)	(1,422,248)
Net cash used in financing activities	(799,868)	(1,450,114)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	38,140	(7,963)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,515,026)	3,551,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	14,607,510	11,056,426
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$13,092,484	$14,607,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(27,722)	$(73,151)
Interest paid	26,327	37,974
Dividends declared not paid	16,147	200,363
Capital expenditures in accounts payable	—	10,663
Operating right of use assets obtained in exchange for lease obligations	208,650	449,995
Accrued consideration	550,000	—

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that classifies its business into two segments: (1) the Electronics & Software segment (consisting of US-based subsidiary Transition Networks and UK-based subsidiary Net2Edge) which (i) manufactures and sells solutions that provide actionable intelligence, power and connectivity at the edge of networks through PoE products, software and services as well as traditional products such as media converters, network adapters and other connectivity products and (ii) designs, develops, and sells edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market; and (2) the Services and Support segment (consisting of subsidiaries JDL and Ecessa), which (i) provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment and (ii) designs, develops, and sells SD-WAN (software-designed wide-area network) solutions.

The Company classifies its businesses into two segments. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2020, the Company had $13,092,000 in cash and cash equivalents. Of this amount, $9,424,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of corporate notes and bonds, and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or net realizable value is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $757,000 and $1,028,000 for 2020 and 2019, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

Goodwill and Other Intangible Assets: Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable assets of these businesses. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on April 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

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

The following table presents the changes in the Company’s warranty liability, included in other accrued liabilities in the consolidated balance sheets, for the years ended December 31, 2020 and 2019, which relate to normal product warranties and a five-year obligation to provide for potential future liabilities for certain network equipment sales:

	Year Ended December 31
	2020	2019
Beginning balance	$513,000	$554,000
Amounts charged to expense	59,000	10,000
Actual warranty costs paid	(67,000)	(51,000)
Ending balance	$505,000	$513,000

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2018	$(764,000)	$13,000	$(751,000)

Net current period change	55,000	(2,000)	53,000

December 31, 2019	$(709,000)	$11,000	$(698,000)

Net current period change	9,000	10,000	19,000

December 31, 2020	$(700,000)	$21,000	$(679,000)

Revenue recognition: The Company’s manufacturing operations (Electronics & Software segment) recognize revenue upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time. Sales are made directly to customers and through distributors. Payment terms for distributors are consistent with the terms of the Company’s direct customers. The Company records a provision for sales returns, sales incentives and warranty costs at the time of the sale based on historical experience and current trends.

The Company has determined that the following performance obligations identified in its Services and Support segment are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). This segment’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its Services and Support segment that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the agreed upon shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case by case basis to determine if revenue should be recognized over time or at a point in time. See Note 2 for further discussion regarding revenue recognition.

Research and development: Research and development costs consist of outside testing services, equipment and supplies associated with enhancing existing products and developing new products. Research and development costs are expensed when incurred and totaled $2,808,000 in 2020 and $3,600,000 in 2019.

Employee Retirement Benefits: The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2020 and 2019 were $371,000 and $401,000, respectively.

Net income (loss) per share: Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for 2020 and a dilutive effect of 65,163 shares in 2019. Due to the net loss in 2020, there was no dilutive impact from outstanding stock options or unvested shares. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. Options totaling 697,201 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2020, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 110,308 shares would not have been included because of unmet performance conditions. Options totaling 860,539 were excluded from the calculation of diluted earnings per share for year ended December 31, 2019, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 178,278 shares were not included because of unmet performance conditions.

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

Accounting standards adopted:

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. the company adopted this standard during 2020 with an immaterial impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes, removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard during 2020 with an immaterial impact to our consolidated financial statements.

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

Services & Support

The Company has determined that the following performance obligations identified in its Services & Support segment are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). The managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its Services & Support segment that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the agreed upon shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case-by-case basis to determine if revenue should be recognized over time or at a point in time.

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

Costs to Obtain or Fulfill a Contract

The Company evaluates “Other Assets and Deferred Costs” (ASC 340-40), for the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of these costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. Within Services & Support, commissions were paid upfront on certain long-term recurring revenue agreements. Total costs to obtain a contract in the years ended December 31, 2020 and 2019 were $52,000 and $0, respectively.

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

For the Electronics & Software segment, we analyze revenue by region and product group, which is as follows for the years ended December 31, 2020 and 2019:

	Electronics & Software Revenue by Region
	2020	2019
North America	$29,721,000	$39,771,000
International	4,775,000	7,236,000
	$34,496,000	$47,007,000

	Electronics & Software Revenue by Product Group
	2020	2019
Intelligent edge solutions	$12,162,000	$18,442,000
Traditional products	22,334,000	28,565,000
	$34,496,000	$47,007,000

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the years ended December 31, 2020 and 2019:

	Services & Support Revenue by Customer Group
	2020	2019
Education	$4,483,000	$1,926,000
Healthcare	887,000	705,000
Financial and other commercial clients	2,708,000	1,268,000
CSI IT operations	699,000	842,000
	$8,777,000	$4,741,000

	Services & Support Revenue by Type
	2020	2019
Project & product revenue	$5,120,000	$2,242,000
Services & support revenue	3,657,000	2,499,000
	$8,777,000	$4,741,000

Contract Balances

The contract assets associated with the commission costs noted above were $267,000 and $0 at December 31, 2020 and 2019, respectively. The Company does not have material contract liabilities.

NOTE 3 – LEASES

In accordance with ASC Topic 842, the Company recognizes assets and liabilities for the rights and obligations created by leases that extend more than twelve months from the date of the balance sheet. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. Because the rate implicit in each individual lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The Company has entered into operating leases for three office locations, including one in February 2019 and one in May 2020 upon the acquisition of Ecessa. These leases have remaining lease terms of 2 to 7 years. One of the leases includes two options to extend the lease for 5 years each, and the other lease includes an option to terminate the lease in 2022. One lease includes a 3% rent adjustment on each anniversary of the lease and another includes a 2.5% annual rent adjustment as well as one free month each year. As of December 31, 2020, total ROU assets and operating lease liabilities were $413,000 and $411,000, respectively. As of December 31, 2019, total ROU assets and operating lease liabilities were $368,000 and $360,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2020 and 2019, the Company recognized $180,000 and $124,000 in lease expense, respectively. The Company also recognized $82,000 and $0 in sublease income for the years ended December 31, 2020 and 2019, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2020	2019

Cash paid for operating leases	$185,000	$112,000
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$209,000	$450,000

	As of December 31
	2020	2019
Weighted-average remaining lease term	2.2 years	3.3 years
Weighted-average discount rate	3.6%	4.5%

(1)	2019 includes $280,000 for operating leases existing on January 1, 2019 and $188,000 for operating leases that commenced in the first quarter of 2019. 2020 includes $209,000 for an operating lease assumed with the Ecessa acquisition in the second quarter.

Maturities of lease liabilities as of December 31, 2020 were as follows:

2021	$225,000
2022	152,000
2023	47,000
2024	4,000
Total lease payments	428,000
Less imputed interest	(17,000)
Total operating lease liabilities	$411,000

As of December 31, 2020, the Company does not have any additional future operating lease obligations that have not yet commenced.

NOTE 4 – DISCONTINUED OPERATIONS

On April 5, 2019, the Company sold its Suttle FutureLink™ Fiber business line, including inventory, equipment, and customer relationships, to PPC Broadband Inc. (“PPC”). The transaction was structured as an Asset Purchase Agreement with a simultaneous signing and closing. The sale price was $5,000,000 cash, of which $500,000 was deferred into an escrow account until certain criteria were met and was recorded as restricted cash within the consolidated balance sheet. The Company recognized a gain on the sale of inventory and capital equipment totaling $2,967,000 during the second quarter of 2019. Concurrent with the closing of the transaction, Suttle and PPC entered into a Transition Services Agreement under which Suttle agreed to manufacture products related to the FutureLink™ Fiber business line until September 30, 2019, to ensure seamless supply to the customer base.

On March 11, 2020, the Company sold the remainder of its Suttle business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships to Oldcastle Infrastructure, Inc. (“Oldcastle”) for $8,000,000, with a working capital adjustment 90 days after close. Oldcastle will operate the majority of the acquired Suttle business through its wholly-owned subsidiary, Primex Technologies, Inc. Through the sale to Primex, a separate online equipment auction held in the fourth quarter of 2020, and various other sales, the Company received total proceeds of $8,900,000 and recorded a gain on the sale of $2,247,000 in 2020.

Concurrent with the closing of the transaction, the Company and Oldcastle entered into a Transition Services Agreement (“TSA”) under which Suttle continued to manufacture products for Oldcastle for six months, to ensure seamless supply and quality assurance to the existing customer base. Concurrently with the closing of the transaction and the TSA, the Company and Oldcastle also entered into a lease agreement under which Oldcastle will lease two buildings in Hector, Minnesota, where Suttle had conducted operations. Base rents under the lease agreement range from $6,970 to $7,180 per month. The associated assets and liabilities related to this sale were classified as held for sale at December 31, 2019. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The assets and liabilities of this discontinued operation that are classified as held for sale are as follows:

	December 31, 2020	December 31, 2019

Trade accounts receivable	$—	$2,235,000
Inventories	—	3,009,000
Other current assets	—	93,000
Total current assets	$—	$5,337,000

Property, plant, and equipment	$—	$883,000
Total noncurrent assets	$—	$883,000

Total assets held for sale	$—	$6,220,000

Accounts payable	$—	$1,111,000
Other accrued liabilities	—	82,000
Total liabilities held for sale	$—	$1,193,000

The financial results of the discontinued operations are as follows:

	Year Ended December 31
	2020	2019

Sales	$3,024,000	$18,879,000
Cost of sales	2,167,000	12,965,000
Selling, general and administrative expenses	520,000	2,684,000
Restructuring expenses	960,000	—
(Gain) loss on sale of assets	(2,247,000)	(2,990,000)
Other income	—	—
Operating income before income taxes	1,624,000	6,220,000
Income tax expense	—	2,000
Income (loss) from discontinued operations	$1,624,000	$6,218,000

During the year ended December 31, 2020, the Company recorded $960,000 in restructuring expense. This consisted of severance and related benefits costs due to the sale of the remainder of Suttle’s business lines and the closure of the plant now that the TSA is completed. We expect total restructuring costs to be $1,000,000, including any remaining shut down costs. The Company paid $708,000 in restructuring charges during 2020 and had $252,000 in restructuring accruals recorded in accrued compensation and benefits at December 31, 2020 that are expected to be paid during 2021.

NOTE 5 –BUSINESS COMBINATIONS

On May 14, 2020, in a reverse triangular merger, the Company completed the acquisition of 100% of Ecessa Corporation. Ecessa designs and distributes software-defined wide area networking (SD-WAN) solutions for businesses through the deployment of over 10,000 field installations (since 2002) of Ecessa Edge®, PowerLink®, and WANworX® controllers. The acquisition expands the Company’s IoT intelligent edge products and services and provides opportunities to expand the Company’s services platform. The purchase price was $4,642,000, with cash acquired totaling $666,000. The purchase price includes initial consideration of $4,666,000 and $ (24,000) in working capital adjustments.

The assets and liabilities of Ecessa were recorded in the consolidated balance sheet within the Services & Support segment as of the acquisition date, at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been allocated as follows:

May 14, 2020

Current assets	$1,101,000
Property, plant, and equipment	127,000
Other long-term assets	421,000
Intangible assets	2,260,000
Goodwill	1,341,000
Total assets	5,250,000

Total liabilities	608,000

Net assets acquired	$4,642,000

Identifiable intangible assets are definite-lived assets. These assets include trade name/trademark/internet domain assets, non-compete agreements, customer relationships, and internally developed software intangible assets, and have a weighted average amortization period of 7 years, which matches the weighted average useful life of the assets. Goodwill recorded as part of the purchase price allocation is not tax deductible. The pro forma impact of Ecessa was not significant to the Company’s results for the year ended December 31, 2020. Ecessa’s revenue and operating loss since acquisition are $1,265,000 and $ (598,000), respectively. The operating loss is primarily due to the revaluation of $1,561,000 of pre-acquisition deferred revenue to a preliminary fair value of $257,000 as of the opening balance sheet date and $205,000 of intangibles amortization, thus lowering revenue recognized and increasing post-acquisition expenses on a similar operating cost structure. The Company is still in process of integrating Ecessa into its operations and therefore has not realized all potential cost-saving synergies.

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”). IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. The acquisition expands the Company’s monthly recurring revenue service model, bringing additional resources and experience in cloud-delivered applications. The purchase price was $1,368,000 and includes initial consideration of $950,000, working capital adjustments of $ (132,000), and $550,000 in contingent consideration. The Company has agreed to pay up to $550,000 in additional consideration upon retaining a certain customer level 120 days after closing. The Company provided the Receiver as seller a $550,000 letter of credit to secure its obligation to pay the earn-out under the asset purchase agreement. At December 31, 2020, the Company had estimated liabilities of $550,000 related to the outstanding consideration. During March 2021, upon meeting the requirements of the earn-out, the Company paid the Receiver the additional consideration.

The estimated assets and liabilities of IVDesk are recorded in the consolidated balance sheet within the Services & Support segment at December 31, 2020. The preliminary purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $1,500,000, including estimated goodwill of $745,000 and estimated intangibles of $720,000, and total liabilities of $132,000. The fair value of acquired identifiable intangible assets of $720,000 is provisional depending on the final valuations for those assets. All balances recorded are estimated amounts and the Company expects to finalize the purchase price allocation during the first half of 2021 as the valuation of identifiable assets and liabilities is completed. The pro forma impact of IVDesk was not significant to the Company’s results for the year ended December 31, 2020. IVDesk’s revenue since acquisition was $401,000.

NOTE 6 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long-term investments as of December 31, 2020 and December 31, 2019:

December 31, 2020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000	$9,424,000	$—	$—
Subtotal	9,424,000	—	—	9,424,000	9,424,000	—	—

Investments:
Commercial Paper	700,000	—	—	700,000	—	700,000	—
Corporate Notes/Bonds	7,658,000	7,000	(1,000)	7,664,000	—	2,059,000	5,605,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	8,963,000	7,000	(1,000)	8,969,000	—	2,759,000	6,210,000

Total	$18,387,000	$7,000	$(1,000)	$18,393,000	$9,424,000	$2,759,000	$6,210,000

December 31, 2019

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$8,761,000	$—	$—	$8,761,000	$8,761,000	$—	$—
Subtotal	8,761,000	—	—	8,761,000	8,761,000	—	—

Investments:
Commercial Paper	8,695,000	—	(1,000)	8,694,000	—	8,694,000	—
Corporate Notes/Bonds	756,000	—	—	756,000	—	756,000	—
Convertible Debt	250,000	—	—	250,000	—	—	250,000
Subtotal	9,701,000	—	(1,000)	9,700,000	—	9,450,000	250,000

Total	$18,462,000	$—	$(1,000)	$18,461,000	$8,761,000	$9,450,000	$250,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2020:

	Amortized Cost	Estimated Market Value

Due within one year	$2,759,000	$2,759,000
Due after one year through five years	6,204,000	6,210,000
	$8,963,000	$8,969,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The Company did not recognize any gross realized gains or gross realized losses during the years ending December 31, 2020 and 2019, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying consolidated statements of (loss) income.

In April 2020, the Company made an $899,000 minority investment in the common stock of Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. This investment is important for the Company’s Electronics & Software segment because this segment has been partnering with Quortus to integrate the Quortus Private LTE core in existing and new products for that segment’s federal business, network extensions, and private networks for enterprises. The Company’s investment represents less than 10% of the outstanding equity of Quortus Ltd. The Company uses the cost method to account for investments in common stock of entities such as Quortus if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters.

NOTE 7 - INVENTORIES

Inventories consist of:

	December 31
	2020	2019
Finished goods	$7,871,000	$6,728,000
Raw and processed materials	826,000	1,803,000
	$8,697,000	$8,531,000

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2020	2019
Land		$2,852,000	$2,965,000
Buildings and improvements	3-40 years	8,891,000	8,727,000
Machinery and equipment	3-15 years	6,404,000	9,347,000
Furniture and fixtures	3-10 years	3,012,000	3,628,000
Construction in progress		27,000	—
		21,186,000	24,667,000
Less accumulated depreciation		(13,944,000)	(16,429,000)
		$7,242,000	$8,238,000

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2020 by company are as follows:

	Ecessa	IVDesk	Total

January 1, 2020	$—	$—	$—

Acquisition	1,341,000	745,000	2,086,000

December 31, 2020	$1,341,000	$745,000	$2,086,000

Gross goodwill	1,341,000	745,000	2,086,000
Accumulated impairment loss	—	—	—
Balance at December 31, 2020	$1,341,000	$745,000	$2,086,000

The fair value of goodwill of $745,000 and acquired identifiable intangible assets of $720,000 is provisional at December 31, 2020 depending on the final valuations for those assets.

The Company’s identifiable intangible assets with finite lives (excluding the provisional $720,000 related to IVDesk) are being amortized over their estimated useful lives and were as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net

Trade Name/Trademark/Internet Domain Assets	$90,000	$(5,000)	$85,000
Non-compete Agreements	80,000	(16,000)	64,000
Customer Relationships	290,000	(34,000)	256,000
Internally Developed Software	1,800,000	(150,000)	1,650,000
	$2,260,000	$(205,000)	$2,055,000

Amortization expense on these identifiable intangible assets was $205,000 and $0 in 2020 and 2019 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2021	$351,000
2022	351,000
2023	335,000
2024	324,000
2025	290,000
Thereafter	404,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Line of credit: On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility agreement, that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2,000,000, subject to the general terms of the credit agreement.

The Company had no outstanding borrowings against the line of credit, or the prior credit facility, at December 31, 2020 or December 31, 2019 and $1,051,000 of the credit line is available for use at December 31, 2020. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75%, (2.0% at December 31, 2020). The Credit Agreement expires August 28, 2021 and is secured by government securities owned and pledged by the Company. The Credit Agreement contains financial covenants including a tangible net worth minimum. The Company was in compliance with its financial covenants at December 31, 2020.

As of December 31, 2020, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long-term incentive plan that provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards were previously made every other year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company recognized expense/(income) of $66,000 and $164,000 in 2020 and 2019, respectively. Accrual balances for long-term compensation plans at December 31, 2020 and 2019 were $230,000 and $164,000, respectively. There were no award payouts in 2020 and 2019. Awards under the 2018 to 2020 plans will be paid out 50% in cash and 50% in stock. Awards under the 2019 to 2021 and 2020 to 2022 plans will be paid out 75% in stock and 25% in cash. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

Other contingencies: In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that would materially affect the Company’s financial position, results of operations, or cash flows.

NOTE 11 – STOCK COMPENSATION

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

During 2020, stock options covering 191,301 shares were awarded to key executive employees and non-employee directors, which options expire seven years from the date of award and generally vest 25% each year beginning one year after the date of award. The Company also granted deferred stock awards of 89,131 shares to key employees during 2020 under the Company’s long-term incentive plan for the 2020 to 2022 period. These awards vest over three years with the first vesting date being May 6, 2021.

At December 31, 2020, 431,032 shares have been issued under the 2011 Incentive Plan, 1,445,885 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 623,083 shares remained available for future issuance under the 2011 Incentive Plan.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan, Stock Plan and the 2011 Incentive Plan during the two years ended December 31, 2020.

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2018	1,380,492	$7.56	4.18 years
Awarded	100,769	2.69
Exercised	(151,950)	4.08
Forfeited	(198,839)	9.33
Outstanding – December 31, 2019	1,130,472	7.28	3.48 years
Awarded	191,301	5.10
Exercised	(8,000)	2.64
Forfeited	(140,583)	10.90
Outstanding – December 31, 2020	1,173,190	6.52	3.35 years

Exercisable at December 31, 2020	877,926	$7.20	2.59 years
Expected to vest December 31, 2020	1,173,190	$6.52	3.35 years

The fair value of awards issued under the Company’s stock option plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model.

	Year Ended December 31
	2020	2019
Expected volatility	40.2%	31.3%
Risk free interest rate	0.4%	2.2%
Expected holding period	6 years	6 years
Dividend yield	1.3%	3.0%

Total unrecognized compensation expense was $222,000 as of December 31, 2020, which is expected to be recognized over the next 2.8 years. The aggregate intrinsic value of all outstanding options, exercisable options, and options expected to vest (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) was $437,000 based on the Company’s stock price at December 31, 2020. The intrinsic value of options exercised during the year was $18,000 in 2020 and $380,000 in 2019. Net cash proceeds from the exercise of all stock options were $0 in 2020 and 2019. The following table summarizes the status of stock options outstanding at December 31, 2020:

		Weighted Average	Weighted
		Remaining	Average
Range of Exercise Prices	Shares	Option Life	Exercise Price
$2.50 to $4.99	515,989	4.6 years	$3.75
$5.00 to $7.49	353,359	3.6 years	6.17
$7.50 to $9.99	0	0 years	0.00
$10.00 to $12.49	244,477	1.2 years	11.32
$12.50 to $14.15	59,365	0.2 years	12.97

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $0 in both 2020 and 2019. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period from December 31, 2018 to December 31, 2020:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2018	270,066	$4.48
Granted	161,107	2.76
Vested	(4,575)	4.56
Forfeited	(105,371)	3.90
Outstanding – December 31, 2019	321,227	3.37
Granted	95,631	5.33
Vested	(57,952)	2.81
Forfeited	(86,211)	4.22
Outstanding – December 31, 2020	272,695	3.91

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date. As of December 31, 2020, the total unrecognized compensation expense related to the deferred stock shares was $347,000 and is expected to be recognized over a weighted-average period of 2.1 years.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2020 and 2019 was $463,000 and $413,000 before income taxes and $366,000 and $326,000 after income taxes, respectively. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended December 31, 2020. The ESPP is considered compensatory under current rules. At December 31, 2020, after giving effect to the shares issued as of that date, 68,843 shares remain available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. At December 31, 2020, the ESOP held 706,287 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2020 ESOP contribution was $328,263 for which the Company issued 71,830 shares in March 2021. The 2019 ESOP contribution was $407,584 for which the Company issued 66,059 shares in 2020.

NOTE 12 – COMMON STOCK

In August 2019, the Company announced the adoption of a $2.0 million stock repurchase program running through the end of 2020. Under the stock repurchase program, repurchases can be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. This new $2.0 million repurchase program replaces a stock repurchase program that the Company had adopted in 2008. At December 31, 2020, there remained $341,000 under this repurchase program.

NOTE 13 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2020	2019
Current year income taxes (benefit):
Federal	$(9,000)	$(45,000)
State	20,000	20,000
	11,000	(25,000)

Deferred income taxes:
Federal	$9,000	$10,000
	9,000	10,000

Income tax expense (benefit)	$20,000	$(15,000)

The Company’s Austin Taylor Communications, Ltd. unit operated in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2020 and 2019. At the end of 2020, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

Net2Edge, Ltd., formally known as Transition Networks EMEA, Ltd., operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Net2Edge, Ltd. had pretax losses of $955,000 and $1,519,000 in 2020 and 2019, respectively. At the end of 2020, Net2Edge, Ltd.’s net operating loss carry-forward was $9,700,000, of which a full valuation allowance is recorded.

In 2007, Transition Networks China began operations in China and is subject to Chinese taxes rather than U.S. income taxes. Transition Networks China had no activity in 2020 and 2019. At the end of 2020, Transition Networks China’s net operating loss carry-forward was $0. Transition Networks China ceased operations in 2014 and incurred minor non-operating expenditures in 2015 to close the operations. As of 2016, Transition Networks China no longer has any operational activity.

Suttle Costa Rica operated in Costa Rica and was subject to Costa Rica income taxes. As of December 31, 2020, the amount of unremitted earnings outside of the United States was not significant to the Company’s liquidity and was available to fund investments abroad. The Company closed its Costa Rica facility in 2017 and no longer has any operational activity in Costa Rica. Suttle Costa Rica had no activity in 2020 and 2019. At the end of 2020, Suttle Costa Rica’s net operating loss carry-forward was $0.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.8)	26.2
Foreign income taxes, net of foreign tax credits	(11.3)	98.9
Other nondeductible items	(3.3)	(2.1)
Effect of increase in uncertain tax positions	—	17.2
Change in valuation allowance	(8.7)	(181.7)
Other	2.0	14.0
Effective tax rate	(1.1%)	(6.5%)

Deferred tax assets and liabilities as of December 31 related to the following:

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$26,000	$29,000
Inventory	798,000	1,254,000
Accrued and prepaid expenses	314,000	302,000
Lease liability	70,000	44,000
Domestic net operating loss carry-forward	3,398,000	2,141,000
Long-term compensation plans	—	248,000
Nonemployee director stock compensation	552,000	514,000
Other stock compensation	82,000	51,000
Intangible assets	—	253,000
Foreign net operating loss carry-forwards and credits	3,261,000	3,087,000
Federal and state credits	767,000	767,000
Other	18,000	17,000

Gross deferred tax assets	9,286,000	8,707,000
Valuation allowance	(8,728,000)	(8,170,000)

Net deferred tax assets	558,000	537,000

Deferred tax liabilities
Depreciation	(318,000)	(485,000)
Intangible assets	(175,000)	—
Lease right-of-use asset	(65,000)	(42,000)

Net deferred tax liability	(558,000)	(527,000)

Total net deferred tax asset	$—	$10,000

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2020. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $8,728,000 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2020, the Company has a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,000 of federal and $1,024,000 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not used to reduce taxes are available to be carried forward. At December 31, 2020, the Company has an estimated federal research and development credit carryforward of approximately $467,000 and a state research and development credit carryforward of approximately $594,000.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2020	2019
Uncertain tax positions – January 1	$101,000	$60,000
Gross increases - current period tax positions	14,000	41,000
Uncertain tax positions – December 31, 2020	$115,000	$101,000

Included in the balance of uncertain tax positions at December 31, 2020 are $115,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $0 in the next twelve months due to statute of limitations expirations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2020. The Company’s 2020 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2017 tax year.

NOTE 14 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Following the acquisition of Ecessa during the second quarter of 2020 and the merging of certain operations, the Company classifies its remaining businesses into two segments as follows:

●	Electronics & Software: designs, develops and sells Intelligent Edge solutions that provide connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of, media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

●	Services & Support: provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management, and SD-WAN network devices.

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

Electronics & Software manufactures its products in Asia and the United States and makes sales in both the U.S. and international markets. Services & Support operates in the U.S. and primarily makes sales in the U.S. Net long-lived assets held in foreign countries were approximately $49,000 and $112,000 at December 31, 2020 and 2019, respectively. Consolidated sales to U.S. customers were approximately 87% and 74% of sales from continuing operations in 2020 and 2019 respectively. In 2020, sales to two of Electronics & Software’s customers accounted for 18.7% and 17.3% of consolidated sales and one of Services & Support’s customers accounted for 10.3% of consolidated sales. In 2019, sales to two of Electronics & Software’s customers accounted for 21.2% and 16.2% of consolidated sales. At December 31, 2020, Electronics & Software had one customer that made up 17% of consolidated accounts receivable and Services & Support had one customer that made up 38% of accounts receivable. At December 31, 2019, Electronics & Software had two customers that made up 45% and 17% of consolidated accounts receivable.

Information concerning the Company’s operations in the various segments for the years ended December 31, 2020 and 2019 is as follows:

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
2020
Sales	$34,496,000	$8,777,000	$—	$(697,000)	$42,576,000
Cost of sales	19,606,000	5,798,000	—	(35,000)	25,369,000
Gross profit	14,890,000	2,979,000	—	(662,000)	17,207,000

Selling, general and administrative expenses	13,875,000	2,669,000	3,337,000	(662,000)	19,219,000
Acquisition costs	—	—	685,000	—	685,000
Operating income (loss)	1,015,000	310,000	(4,022,000)	—	(2,697,000)
Other income (expense)	(10,000)	(32,000)	964,000	—	922,000
Income (loss) from continuing operations before tax	$1,005,000	$278,000	$(3,058,000)	$—	$(1,775,000)

Depreciation and amortization	$288,000	$292,000	$382,000	$—	$962,000

Capital expenditures	$81,000	$14,000	$155,000	$—	$250,000

Assets	$15,398,000	$8,521,000	$31,664,000	$(27,000)	$55,556,000

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
2019
Sales	$47,007,000	$4,741,000	$—	$(842,000)	$50,906,000
Cost of sales	25,613,000	3,259,000	—	(152,000)	28,720,000
Gross profit	21,394,000	1,482,000	—	(690,000)	22,186,000
Selling, general and administrative expenses	17,354,000	1,485,000	4,028,000	(690,000)	22,177,000
Operating income (loss)	4,040,000	(3,000)	(4,028,000)	—	9,000
Other income (expense)	(7,000)	(10,000)	243,000	—	226,000
Income (loss) from continuing operations before tax	$4,033,000	$(13,000)	$(3,785,000)	$—	$235,000

Depreciation and amortization	$360,000	$92,000	$581,000	$—	$1,033,000

Capital expenditures	$81,000	$69,000	$275,000	$—	$425,000

Assets	$19,902,000	$1,694,000	$37,582,000	$(27,000)	$59,151,000

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, are summarized below:

	December 31, 2020

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000
Subtotal	9,424,000	—	—	9,424,000

Short-term investments:
Commercial Paper	—	700,000	—	700,000
Corporate Notes/Bonds	—	2,059,000	—	2,059,000
Subtotal	—	2,759,000	—	2,759,000

Long-term investments:
Corporate Notes/Bonds	—	5,605,000	—	5,605,000
Convertible Debt	—	—	605,000	605,000
Subtotal	—	5,605,000	605,000	6,210,000

Current Liabilities:
Accrued Consideration	—	—	(550,000)	(550,000)
Subtotal	—	—	(550,000)	(550,000)

Total	$9,424,000	$8,364,000	$55,000	$17,843,000

	December 31, 2019

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market funds	$8,761,000	$—	$—	$8,761,000
Subtotal	8,761,000	—	—	8,761,000

Short-term investments:
Commercial Paper	—	8,694,000	—	8,694,000
Corporate Notes/Bonds	—	756,000	—	756,000
Subtotal	—	9,450,000	—	9,450,000

Long-term investments:
Convertible Debt	—	—	250,000	250,000
Subtotal	—	—	250,000	250,000

Total	$8,761,000	$9,450,000	$250,000	$18,461,000

The estimated fair value of contingent consideration as of December 31, 2020 was $550,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. There was no change in the estimated contingent consideration during the year ended December 31, 2020. In March 2021, the Company paid the full amount of the $550,000 contingent consideration to the Receiver.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2020 and 2019.

NOTE 16 – GENERAL COMMITMENTS

On August 2, 2018, the Company entered into a purchase agreement with Launch Properties, LLC for the sale of the Company’s building located at 10900 Red Circle Drive, Minnetonka, MN for $10,000,000. The building currently includes the Company’s corporate administrative offices, as well as some operations for Transition Networks and JDL Technologies. This agreement was terminated on July 28, 2020 and earnest money totaling $225,000 was transferred to the Company and recognized as other income in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss) for the year ended December 31, 2020. The Company is reviewing options to continue to use or sell the property.

NOTE 17 – SUBSEQUENT EVENTS

On March 1, 2021, the Company entered into an Agreement and Plan of Merger with Helios Merger Co. and Pineapple Energy LLC pursuant to which Pineapple would become a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, CSI intends to pursue dispositions of its existing assets and businesses prior to the closing of the Merger. To the extent these dispositions occur, CSI expects to declare a cash dividend that distributes a portion of the proceeds from these dispositions to its shareholders as of a pre-closing record date.

Following the closing, CSI will use commercially reasonable efforts to complete the dispositions of these assets as soon as reasonably practicable (and, in any event, within 18 months of the closing). Proceeds that become available from the dispositions that occur following the closing of the Merger will be distributed pro rata to the legacy shareholders pursuant to the contingent value rights agreement described above. CSI will continue to support these existing business lines as it pursues new owners for these businesses.

In connection with the execution of the Merger agreement, the Company announced that CSI and Pineapple Energy were exploring equity financing through a private placement that would close in connection with the closing of Merger, with proceeds to be used by the combined company to finance additional acquisitions and working capital needs of the combined company.

(b)	SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Operating Results

(in thousands except per share amounts)

Unaudited

	Quarter Ended
	March 31	June 30	Sep 30	Dec 31
2020
Sales	$9,163	$9,628	$12,110	$11,675
Operating (loss) income from continuing operations	(1,224)	(1,646)	306	(133)
Net (loss) income from continuing operations	(809)	(1,367)	554	(174)
Net income (loss) from discontinued operations	2,313	(569)	(291)	171
Net income (loss)	1,504	(1,936)	263	(3)

Basic net (loss) income per share
Continuing operations	$(0.09)	$(0.15)	$0.06	$(0.01)
Discontinued operations	$0.25	$(0.06)	$(0.03)	$0.01
Diluted net (loss) income per share
Continuing operations	$(0.09)	$(0.15)	$0.06	$(0.01)
Discontinued operations	$0.25	$(0.06)	$(0.03)	$0.01

2019
Sales	$11,216	$10,704	$13,622	$15,364
Operating (loss) income from continuing operations	(821)	(1,129)	772	1,187
Net (loss) income from continuing operations	(771)	(1,069)	877	1,214
Net income from discontinued operations	1,010	3,842	860	506
Net income	239	2,773	1,737	1,720

Basic net (loss) income per share
Continuing operations	$(0.08)	$(0.11)	$0.09	$0.13
Discontinued operations	$0.11	$0.41	$0.09	$0.06
Diluted net (loss) income per share
Continuing operations	$(0.08)	$(0.11)	$0.09	$0.13
Discontinued operations	$0.11	$0.41	$0.09	$0.05

The company recorded a gain of $2,161,000 on the sale inventory, working capital, and certain capital equipment to Primex in the first quarter of 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based on that evaluation, as detailed below, management concluded that the Company’s disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal controls and procedures are effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 under Regulation S-K, to the extent applicable to the Company’s directors, will be set forth under the caption “Election of Directors” in the Company’s definitive proxy material for its 2021 Annual Meeting of Shareholders (“2021 Proxy Materials”) and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

The information required with respect to the Company’s officers by paragraph (b) of Item 401 is set forth under Item 1(c) (3) of this Form 10-K.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Delinquent Section 16(a) Reports” in the Company’s 2021 Proxy Materials, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Assistant Secretary at the executive offices of the Company.

The information required called for by Item 407 regarding corporate governance will be set forth under the caption “Corporate Governance and Board Matters” in the 2021 Proxy Materials and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 402 under Regulation S-K, will be set forth under the caption “Executive Compensation” in the Company’s 2021 Proxy Materials, and is expressly incorporated herein by reference.

Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 under Regulation S-K will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Company’s 2021 Proxy Materials, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 under Regulation S-K will be set forth under the caption “Certain Relationship and Related Transaction” in the Company’s 2021 Proxy Materials, and is incorporated herein by reference.

The information required by Item 407(a) will be set forth in the Company’s 2021 Proxy Materials caption “Corporate Governance and Board Matters” and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10K and 9(e) of Schedule 14A will be set forth under the caption “Principal Accountant Fees and Services” in the Company’s 2021 Proxy Materials, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 31 to 58 herein:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3) Exhibits

Regulation S-K
Reference	Title of Document	Location

2.1	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K dated March 1, 2021 and incorporated herein by reference.

2.2	Asset Purchase Agreement dated March 11, 2020, by and among Oldcastle Infrastructure, Inc., Suttle, Inc. and Communications Systems, Inc.	Filed as Exhibit 10.1 to Form 8-K dated March 11, 2020 and incorporated herein by reference.

2.3	Agreement and Plan of Merger between Communications Systems, Inc., Resilient Corporation and Ecessa Corporation dated as of May 8, 2020	Filed as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

3.2	Bylaws, as amended through April 10, 2020	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.

10.1	Credit Agreement dated August 28, 2020 by and between Communications Systems, Inc. and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 8-K dated August 28, 2020 and incorporated herein by reference.

10.1.1		First Amendment dated October 29, 2020 to Credit Agreement dated August 28, 2020 by and between Communications Systems, Inc., and Wells Fargo Bank, National Association	Filed as Exhibit 10.1 to the Form 8-K dated October 29, 2020 and incorporated herein by reference.

10.2		Amended Security Account Agreement dated August 28, 2020 by and between Communications Systems, Inc., and Wells Fargo Bank, National Association	Filed as Exhibit 10.2 to the Form 8-K dated August 28, 2020 and incorporated herein by reference.

10.3		Revolving Line of Credit Note dated August 28, 2020 in the amount of $5.0 million from Communications Systems, Inc. to Wells Fargo Bank, National Association	Filed as Exhibit 10.3 to the Form 8-K dated August 28, 2020 and incorporated herein by reference.

10.4		Continuing Guaranty of Communications Systems, Inc. obligations by Ecessa Corporation, JDL Technologies, Inc., Transition Networks, Inc., and Twisted Technologies, Inc.	Filed as Exhibit 10.4 to the Form 8-K dated August 28, 2020 and incorporated herein by reference.

10.5	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.

10.5.1	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.

10.5.2	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference.

10.5.3	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.6	*	1990 Employee Stock Purchase Plan, as amended May 21, 2015	Filed as Appendix B to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.7	*	1990 Stock Option Plan for Nonemployee Directors, as amended May 19, 2011	Filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference.

10.8	*	Communications Systems Inc. Long Term Incentive Plan, as amended through March 1, 2012	Filed as Exhibit 99.2 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.9	*	Communications Systems Inc. 2011 Executive Incentive Compensation Plan, as amended May 23, 2018	Filed as Appendix A to the Proxy Statement dated April 10, 2018 for the 2018 Annual Meeting of Shareholders and incorporated herein by reference.

10.10	*	Communications Systems Inc. Annual Bonus Plan	Filed as Exhibit 99.1 to the Company’s Form 8-K dated March 9, 2012 and incorporated herein by reference.

10.11		Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.

10.12		Employment Agreement with Anita Kumar	Filed herewith.

10.13		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K dated March 1, 2021 and incorporated herein by reference.

10.14		Form of Contingent Value Rights Agreement	Filed as Exhibit 10.2 to the Form 8-K dated March 1, 2021 and incorporated herein by reference.

21		Subsidiaries of the Registrant	Filed herewith.

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.

24		Power of Attorney	Included in signatures at page 65.

31.1		Certification of Chief Executive Officer	Filed herewith.

31.2		Certification of Chief Financial Officer	Filed herewith.

32		Certification under USC § 1350	Filed herewith.

99.1		Press Release dated March 30, 2020 Announcing 2020 Fourth Quarter and Year End Financial Results	Filed herewith.

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

COMMUNICATIONS SYSTEMS, INC.

Dated: March 31, 2021	/s/ Anita Kumar
Anita Kumar, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Each person whose signature appears below constitutes and appoints ANITA KUMAR and MARK D. FANDRICH as their true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/Anita Kumar	Chief Executive Officer	March 31, 2021
Anita Kumar

/s/Mark D. Fandrich	Group Business President and	March 31, 2021
Mark D. Fandrich	Chief Financial Officer (Principal Financial Officer)

/s/Kristin A. Hlavka	Corporate Controller (Principal	March 31, 2021
Kristin A. Hlavka	Accounting Officer)

/s/Roger H.D. Lacey	Executive Chairman of the	March 31, 2021
Roger H.D. Lacey	Board of Directors

/s/Randall D. Sampson	Director	March 31, 2021
Randall D. Sampson

/s/Richard A. Primuth	Director	March 31, 2021
Richard A. Primuth

/s/Steven C. Webster	Director	March 31, 2021
Steven C. Webster

/s/Michael R. Zapata	Director	March 31, 2021
Michael R. Zapata