Form 10-K/A
period 2020-12-31
COMMUNICATIONS SYSTEMS INC
filed 2021-04-30
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

Form 10-K/A to

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

As of April 15, 2021, there were outstanding 9,452,022 shares of the Registrant’s common stock.

EXPLANATORY NOTE

Communications Systems, Inc. (“CSI” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (which was filed on March 31, 2021) to set forth information required by Items 10, 11, 12, 13, and 14 under Part III because the Company will not be filing a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Part III of the original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original March 31, 2021 filing date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The following table sets forth information regarding the Company’s current directors including information regarding their principal occupations currently and for the preceding five years.

ROGER H.D. LACEY (70) served as the Company’s Chief Executive Officer from February 2015 until November 30, 2020 and has served as the Executive Chairman of the Company’s Board of Directors since December 2018. He has been a Company director since 2008, served as Board Vice Chair from September 2013 until December 2018 and interim Chief Executive Officer from June 2014 until February 2015. Mr. Lacey was Senior Vice President of Strategy and Corporate Development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s Chief Strategy Officer and head of Global Mergers and Acquisitions from

2000 to 2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as Division Vice President of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. In addition, he is a Board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm. He is a member of the Board of Governors for Opus Business School, University of St. Thomas; a visiting Professor of Strategy and Corporate Development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former Vice Chair of Abbott Northwestern Hospital Foundation. Mr. Lacey brings a unique perspective that combines familiarity with key telecommunication and data markets around the world combined with deep experience in strategic planning and business development.

ANITA KUMAR (53) was appointed Chief Executive Officer and elected to the Board of Directors effective December 1, 2020. Ms. Kumar joined CSI’s subsidiary Transition Networks, Inc in 2011 and served in a number of roles of increasing responsibility in engineering and management until she was promoted to General Manager of Transition Networks in 2019, where she led its business operations and oversaw the Electronics & Software assets of CSI. Prior to joining CSI, Ms. Kumar held positions in product management and software engineering at global organizations such as ADC, Nortel Networks, Lucent Technologies, AT&T and Ericsson-Raynet. Ms. Kumar has a Ph.D. from Ohio University in high energy particle physics and a B.S. from University of Mumbai.

RICHARD A. PRIMUTH (75) was elected as a director in October 2013 and currently serves as Chair of the Compensation Committee. Beginning January 1, 2018, Mr. Primuth began providing legal and business consulting services as an independent contractor. Prior thereto, for over 44 years, Mr. Primuth served as an attorney with the Minneapolis law firm of Lindquist & Vennum LLP, specializing in business law. He was a partner in this firm from 1977 until December 2011 when he became Of Counsel to the firm. Mr. Primuth’s business law practice was heavily focused on representing public and private corporations, securities offerings, mergers and acquisitions, and other complex business transactions. He served as the Company’s primary outside legal counsel from 1983 until he was elected to the Board in 2013. Upon being elected to the Board, he ceased providing any legal services to the Company. On December 31, 2017, Mr. Primuth retired from and ceased having any further association with Lindquist & Vennum LLP when it merged with and into Ballard Spahr LLP. The Board of Directors believes that Mr. Primuth’s significant experience in corporate governance, public offerings and other financings, capital markets, SEC compliance and reporting, mergers and acquisitions, spin offs, complex contract negotiations, and other business law areas, as well as his deep understanding of the Company, its history, markets and products, make him a significant resource as a Company director.

RANDALL D. SAMPSON (61) has been a director since 1999 and the Lead Independent Director since December 2018. He currently serves as Chair of the Audit & Finance Committee, and also is a member of the Compensation Committee. Mr. Sampson is the President, Chief Executive Officer, and a Board member of Canterbury Park Holding Corporation (“CPHC”), positions he has held since 1994. CPHC is a public company based in Shakopee Minnesota that re-launched a failed pari-mutuel race track and stimulated the revival of Minnesota’s horse breeding and training industries. Under his leadership, the Canterbury Park Racetrack has become a unique, family-friendly venue for live horse races and other entertainment, as well as pari-mutuel and card club wagering. Before becoming one of the three co-founders of CPHC in 1994, and after graduating from college with a degree in accounting, Mr. Sampson worked for five years in the audit department of a large public accounting firm where he earned his CPA certification, subsequently gained experience as a controller of a private company, served as a chief financial officer of a public company and managed Sampson family interests in horse breeding and training. The challenging nature of Canterbury Park’s business has demanded from its CEO an entrepreneurial mindset, attention to expense control, continuous innovation in marketing, and attention to the needs of customers, which, along with other qualities, Mr. R.D. Sampson uniquely brings to the governance responsibilities of the CSI Board.

STEVEN C. WEBSTER (64) has served as a director since 2017. Since July 2013, Mr. Webster has served as Senior Fellow and Spencer Chair in Technology Management at the University of Minnesota. In this capacity, he teaches graduate classes in innovation for mid-career professionals and in business basics for graduate students in science and technology. From May 2005 to October 2012, Mr. Webster was Vice President of Research and Technology Commercialization for 3M Company’s Display and Graphics Business. In that role, he had responsibility for about 1,000 technical professionals worldwide, setting technology strategy and guiding key programs for a $4 billion global business. He directly led laboratories in Saint Paul, Minnesota; Austin, Texas; and Singapore. Over his 31-year career with 3M, Mr. Webster also held the executive position leading the global deployment of 3M Six Sigma; held R&D leadership roles in display technology, optical films, telecommunications, data storage and optical recording; and had business responsibility for fiber optics and test systems products in the 3M Telecom Systems Division. Prior to joining 3M, Mr. Webster was a Member of Technical Staff at Bell Laboratories in Holmdel New Jersey, from 1979 to 1981, where he worked on the first commercial fiber optics transmission system. Mr. Webster received a Master of Science in electrical engineering and computer science and a Bachelor of Science in electrical engineering from MIT in 1979. Mr. Webster currently serves on the Board of Directors and

Executive Committee of the Guthrie Theater, and on the MIT Undergraduate Practice Opportunities Program Advisory Board. Mr. Webster brings deep experience in new product development, an understanding of telecommunications technology and business dynamics, expertise in the application of Six Sigma to improve business processes and significant executive level management skill, all qualities that will strengthen the Board’s oversight of the Company’s businesses.

MICHAEL R. ZAPATA (43) has served as a director since June 2020. Mr. Zapata has served as Executive Chairman and President of Schmitt Industries, Inc. since December 2018, and as Chief Executive Officer of that company since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC, a value investing focused investment management firm (“Sententia”). Since its inception in 2012, Sententia has invested in deep value public equities in a concentrated portfolio. The firm employs a rigorous research process and attempts to engage constructively with management when appropriate. Prior to Sententia, Mr. Zapata served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need. Mr. Zapata’s background in, and knowledge of, operational execution and strategic planning, as well as his and familiarity with small public companies and the challenges they face bring a good perspective to the Board.

Delinquent Section 16(a) Reports

The Company’s Officers, Directors and beneficial owners of more than ten percent of the Company’s common stock are required to file reports of their beneficial ownership with the SEC. Except as noted below, based on the Company’s review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2020, Executive Officers and Directors of the Company filed all reports with the SEC required under Section 16(a) to report their beneficial ownership on a timely basis, except that Randall Sampson did not timely file a Form 5. According to our records, all other beneficial holder’s reports have been timely filed.

CORPORATE GOVERNANCE AND BOARD MATTERS

General Information

Our Board is committed to sound and effective corporate governance practices. Our governance policies are consistent with applicable provisions of the rules of the SEC and the listing standards of the Nasdaq Capital Market (“Nasdaq”). We also periodically review our governance policies and practices in comparison to those suggested by authorities in corporate governance and the practices of other public companies. You can access our corporate governance charters and other related materials by following links on the “Corporate Governance” page of our website http://commsystems.com.

The Board, Board Committees and Meetings

Meeting Attendance. Our Board meets regularly during the year to review matters affecting our Company and to act on matters requiring Board approval. Each of our directors is expected to make a reasonable effort to attend all meetings of the Board, applicable committee meetings and our annual meeting of shareholders. During 2020, the Board met seven times. Each director attended at least 80% of the meetings of the Board and committees on which he or she served, and all directors attended the 2020 Annual Meeting of Shareholders, which was held virtually.

Board Committees. Our Board has established two standing committees: Audit & Finance and Compensation. Only members of the Board serve on these committees. Following is information about each committee:

Audit & Finance Committee. The Audit & Finance Committee is responsible for the engagement, retention and replacement of the independent registered public accounting firm, approval of transactions between the Company and a director or executive officer unrelated to service as a director or officer, approval of non-audit services provided by the Company’s independent registered public accounting firm, oversight of the Company’s internal controls and the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. The Company’s independent registered public accounting firm reports directly to the Audit & Finance Committee. The Audit & Finance Committee operates under a formal charter that is reviewed annually and was most recently revised amended on October 30, 2018. The current members of the Audit & Finance Committee are Randall D. Sampson (Chair) and Steven C. Webster and Michael Zapata, each of whom is independent under applicable SEC Rules and Nasdaq listing standards. In addition, the Board has determined that Randall D. Sampson qualifies as the Committee’s financial expert. The Audit & Finance Committee met six times during 2020.

Compensation Committee. The Compensation Committee is responsible for the overall compensation strategy and policies of the Company; reviews and approves the compensation and other terms of employment of the Company’s chief executive officer and other executive officers, subject to final Board approval; oversees the establishment of performance goals and objectives for the Company’s executive officers; administers the Company’s incentive compensation plans, including the Company Employee Stock Purchase Plan; considers the adoption of other or additional compensation plans; and provides oversight and final determinations with respect to the Company’s 401(k) plan, employee stock ownership plan and other similar employee benefit plans. The Committee operates under a Board-approved charter that is reviewed annually and was most recently amended on December 8, 2020. The current members of the Compensation Committee are Richard A. Primuth (Chair), Randall D. Sampson, and Steven C. Webster. Each Compensation Committee member is independent under Nasdaq standards. The Committee met five times in 2020.

Special Committee to Explore Strategic Options. On May 23, 2018, the CSI Board of Directors announced the formation of a Special Committee consisting of independent directors Richard Primuth, Randall D. Sampson and Steven Webster to explore its strategic options. Mr. Zapata joined the Special Committee in June 2020 upon his election to the Board. The Special Committee, working with members of management, studied a number of initiatives in the Company. On April 5, 2019, CSI announced that its wholly-owned subsidiary Suttle, Inc. (“Suttle”) had sold its FutureLinkTM Fiber business line, including inventory and customer relationships, to PPC Broadband Inc. (“PPC”), a leading provider of high quality, end-to-end signal transmission solutions for mission-critical applications for $5.0 million cash. On March 11, 2020, CSI announced that Suttle, Inc. had sold the remainder of its business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships, to Oldcastle Infrastructure, Inc., an industry leader in engineered building solutions for $8.0 million in cash, with a net working capital adjustment 90 days after closing. On May 14, 2020, CSI acquired Ecessa Corporation in a reverse triangular merger for $4.6 million in cash. Ecessa designs and distributes software- defined wide area networking (SD-WAN) solutions for businesses through the deployment of field installations of Ecessa Edge®, PowerLink®, and WANworX® controllers and became part of CSI’s Company’s Services & Support segment. On November 3, 2020, CSI acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”) appointed by Hennepin County, Minnesota State District Court Judge for aggregate consideration of $1.4 million, including a $550,000 earnout payment made in March 2021. IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. IVDesk currently services over 85 customers across the U.S. with a focus on a tri-state region with Minnesota at the center. IVDesk’s business model is built on monthly recurring revenue and is included within the Company’s Services & Support Segment.

The Company has included a detailed description of these transactions and related matters in its reports with the Securities and Exchange Commission. This Special Committee has not yet disbanded and continues to advise the full Board and management on other possible company strategic initiatives.

In addition, at Board meetings and in separate meetings among themselves, Mr. Primuth, Mr. Sampson, Mr. Webster, and Mr. Zapata also acted as a Nominating Committee, reviewing possible candidates for addition to the Company’s Board of Directors. See “Selecting Nominees for Election to the Board.”

The Nominating Committee and the Board continue to assess the Board’s strengths and may in the future recommend new persons for election to the Board of Directors.

Director Independence

The Board has adopted director independence guidelines that conform to the definitions of “independence” set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934 and listing standards of Nasdaq. In accordance with these guidelines, the Board has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that each of the following incumbent directors qualifies as “independent” under Nasdaq listing standards: Richard A. Primuth, Randall D. Sampson, Steven C. Webster, and Michael Zapata.

Selecting Nominees for Election to the Board

Although the Board does not have a formal policy regarding diversity, in addition to minimum requirements of integrity, ability to make independent analytical inquiries, personal health and a willingness to devote adequate time and effort to Board responsibilities, the Board seeks individuals who reflect diversity in background, education, business experience, skills, business relationships and associations and other factors that will contribute to the Board’s governance of the Company.

In making recommendations regarding nominees for election as directors, the Board will consider qualified candidates who are proposed by our shareholders. Shareholders may directly nominate an individual for election to the Board at our shareholders meeting by following procedures in our Bylaws.

Board Leadership

On December 12, 2018, Communications Systems, Inc. (“CSI’’ or the “Company”) announced that Curtis A. Sampson had retired as Chairman of the Board of Directors and would continue to serve as a Board member with the title Chairman Emeritus. Mr. Curtis Sampson’s term ended at the 2020 Annual Meeting of Shareholder.

In December 2018, CSI’s Chief Executive Officer and Vice Chairman Roger H.D. Lacey was named as the new Executive Chairman of the CSI Board of Directors. Mr. Lacey continued to serve as Chief Executive Officer of CSI until December 1, 2020 when Anita Kumar was elected to the Board and appointed Chief Executive Officer.

In connection with the December 2018 changes, CSI Board member Randall D. Sampson, Curt Sampson’s son and Chief Executive Officer of Canterbury Park Holding Corporation, was named as the Company’s new Lead Independent Director. Randall Sampson has served as a CSI director since 1999, and currently serves as Chair of the Board’s Audit & Finance Committee.

Mr. Richard Primuth, in addition to his other director responsibilities, served as Board Secretary until April 2020.

Board’s Role in Managing Risk

In general, management is responsible for the day-to-day management of the risks the Company faces, while the Board, acting as a whole and through the Audit & Finance Committee, has oversight responsibility for risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Members of senior management attend the regular meetings of the Board and are available to address questions and concerns raised by the Board related to risk management. In addition, the Board regularly discusses with management, the Company’s independent registered public accounting firm and the internal auditor, identified major risk exposures, their potential financial impact on the Company, and steps that could be taken to manage these risks.

The Audit & Finance Committee assists the Board in fulfilling its risk management oversight responsibilities in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Audit & Finance Committee reviews the Company’s financial statements and meets with the Company’s independent registered public accounting firm and internal auditor at least four times each year to review their respective reports on the adequacy and effectiveness of our internal audit and internal control systems, and to discuss policies with respect to risk assessment and risk management.

Director Compensation

Compensation information paid to non-employee directors of the Company in 2020 is set forth in Item 11, Executive Compensation, Director Compensation.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”) applicable to all of the Company’s officers, directors, employees, and consultants that establish guidelines for professional and ethical conduct in the workplace. The Code also contains a special set of guidelines applicable to the Company’s senior financial officers, including the chief executive officer, principal financial officer, principal accounting officer, and others involved in the preparation of the Company’s financial reports.

These guidelines are intended to promote the ethical handling of conflicts of interest, full and fair disclosure in periodic reports filed by the Company, and compliance with laws, rules and regulations concerning this periodic reporting. A copy of the Code is available by following links on the “Corporate Governance” page of our website at http://commsystems.com, and is also available, without charge, by writing to the Company’s Corporate Secretary at: Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, Minnesota 55343.

Contacting the Board of Directors

Any shareholder who desires to contact our Board of Directors may do so by writing to the Board of Directors, generally, or to an individual director at Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, Minnesota 55343. Communications received electronically or in writing are distributed to the full Board of Directors, a committee or an individual director, as appropriate, depending on the facts and circumstances described in the communication received. By way of example, a complaint regarding accounting, internal accounting controls or auditing matters would be forwarded to the Chair of the Audit & Finance Committee for review. Complaints and other communications may be submitted on a confidential or anonymous basis.

ITEM 11. EXECUTIVE COMPENSATION

The Company is a global provider of connectivity infrastructure and services for deployments of broadband networks. During the 2020 first quarter, we conducted our operations primarily through our business units Suttle, Inc. (“Suttle”)(until March 2020 when we sold our remaining Suttle business operations); Transition Networks, Inc. (“TN”); Net2Edge, Ltd; and JDL Technologies, Inc. (“JDL”). In the 2020 second quarter, the Company acquired Ecessa Corporation and reorganized the Company’s operations into two business segments, (i) the Electronics and Service segment, which was initially comprised of the Transition Networks and Net2Edge businesses, and (ii) the Services & Support segment, which was initially comprised of CSI’s JDL Technologies and Ecessa Corporation businesses.

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2020 paid or potentially payable to the Named Executive Officers identified below under the Summary Compensation Table (“NEOs”), as well as other senior executives (collectively, with the NEOs, the “Senior Executives”).

Compensation Philosophy and Objectives

The Company’s approach to executive compensation of the Company’s Senior Executives is based on the following objectives:

●	To align compensation with shareholder interests;

●	To reward both annual and long-term financial performance;

●	To provide pay opportunities comparable to opportunities at companies with which the Company competes for management talent; and

●	To maintain internally fair and equitable compensation levels and practices.

The Company has generally structured its annual and long-term incentive compensation to be “performance-based.” In addition, when determining how much performance-based compensation should be paid in cash versus granting stock options or other awards payable in stock (collectively “Equity Awards”), the Committee has generally emphasized paying long-term compensation through Equity Awards.

Role of the Compensation Committee and Information Used to Determine Compensation

One of the Compensation Committee’s primary responsibilities is to review and approve, or recommend for Board approval, compensation paid to the Company’s Chief Executive Officer, the NEOs, and other Senior Executives. The Compensation Committee (“Committee”) carries out this responsibility pursuant to a Board-approved written charter. The Committee is subject to Board oversight, and other Board members frequently participate in deliberations related to executive compensation. Additional information regarding the primary responsibilities of the Committee and its current members is provided above under the caption “Corporate Governance and Board Matters – the Board, Board Committees and Meetings.”

Under its charter, the Committee has the authority to select, retain, and compensate executive compensation consultants and other experts that it deems necessary to carry out its responsibilities. Since November 2015, the Committee has, from time to time, engaged Total Rewards Group (“TRG”), a compensation consulting firm, to study and make recommendations regarding our compensation program. This included an evaluation of our base compensation for Senior Executives to determine whether we were paying “competitive” compensation and whether our approach to compensation was generally in line with “best practices” for public companies. The Committee selected TRG without a recommendation by management and TRG reported directly to the Committee.

The Committee also uses industry surveys to evaluate base compensation and total compensation paid to our Senior Executives. In some years, the Committee has relied on studies prepared by Company employees based on surveys of manufacturing companies of similar size. In other years, this information has been supplied by our compensation consultant. In addition, the Committee periodically compares compensation it pays to Senior Executives to compensation paid by a limited number of specific companies in similar industries, and of similar size and scope (“comparator group”) so that it has comparative data for assessing the Company’s market position in compensation levels and practices.

Base Salaries

Base salaries of the Company’s executive officers are established by reference to average base salaries paid to executives in similar positions with similar responsibilities using information supplied by compensation consultants and other sources. Base salaries are generally reviewed annually in December of each year and adjustments are made effective as of January 1 of the following year. From time to time, however, promotions and other events require adjustments at other points in the year. While emphasis is placed on measurable financial factors, when it determines base salaries, the Committee also considers factors such as development and execution of strategic plans, changes in areas of responsibility, potential for assuming greater responsibility and the development and management of employees. The Committee does not, however, assign specific weights to these various quantitative and qualitative factors in reaching its decisions.

The following table shows the title and base salary for each NEO as of March 1, 2021. See the Summary Compensation Table and accompanying disclosure for information about 2020 compensation.

Named Executive Officer	Position	Annual Rate of Base Salary ($)
Roger H. D. Lacey	Chief Executive Officer	120,000
Anita Kumar	Chief Executive Officer	280,000

Mark Fandrich	Treasurer, Chief Operating Officer, and Chief Financial Officer	265,860
Scott Fluegge *	Vice President of Information Technology and Digital Transformation	225,363

*Scott Fluegge served as President and General Technologies, Inc Manager until of JDL until December 31, 2020. He assumed his current position in January 2021.

Annual Bonus Plan

Bonuses are paid under the Company’s Annual Bonus Plan (“Bonus Plan”) to NEOs and other Senior Executives during the course of and following the end of each fiscal year based on achievement in relation to objective financial goals set at the beginning of the fiscal year. These bonuses are intended to provide Senior Executives with an opportunity to receive additional cash compensation upon attainment of pre-established performance goals.

At the beginning of each fiscal year, the Committee determines what objective performance measures it will use to assess performance by the Company overall and by each business unit. In addition, the Committee assigns a percentage weight to the various measures that are applied when determining the total bonus to be paid to each executive. The Committee concurrently determines specific goals for each of these performance measures. Most performance measures for business unit performance have three goals to which achievement is compared, defined as “threshold,” “target” and “maximum,” with “target” goals generally being equal to the Company’s budget for that performance measure.

In light the pending CSI Pineapple transaction that the Company announced on March 2, 2021, the Company has not adopted a 2021 Bonus Plan.

Bonus Compensation of Named Executive Officers

The potential bonuses for the Chief Executive Officer and Chief Financial Officer were based on overall Company consolidated performance. Each Business Unit Leader is typically paid a bonus based on the performance of the business unit he manages. Whether and to what extent bonus compensation is paid to him is determined following the end the annual period. A comparison of achievement to performance goals is made after twelve months. With respect to these measures, we compare annual results to goals, and a bonus is paid if achievement is at least 80% of the target goal for that performance measure.

Concurrent with determining and assigning weight to the various performance measures, and the goals against which achievement is measured, the Committee determines a “target” bonus opportunity and a “maximum” bonus opportunity that may be earned by each executive as a percentage of his base salary if actual performance exceeds applicable threshold performance goals. In 2020, the “target” annual bonus opportunity for the Senior Executives ranged from 25% to 65% of their respective base salaries, and their respective “maximum” bonus opportunities were approximately 37.5% to 97.5% of their respective target bonus opportunities if actual achievement equaled or exceeded maximum performance goals. The target annual bonus for the CEO and CFO were based on consolidated targets for revenue and operating income.

The following table presents for 2020: (i) the performance measures for the CSI, Electronics & Software, and JDL business units; (ii) the relative weight assigned to each of the performance measures in determining overall performance of the business units; (iii) target achievement levels for each performance measure selected; and (iv) actual 2020 achievement as a percentage of the target goal.

Performance Measure	% Weight	Annual Target Goal ($)	% of Target Performance Achieved
Electronics & Software
Total Revenue	50%	43,993,000	78%
Total Operating Income	50%	1,683,000	60%
JDL
Total Revenue	50%	9,188,000	82%
Total Operating Income	25%	1,517,000	60%
Commercial Operating Income	25%	173,000	137%
CSI
Consolidated Revenue	40%	52,428,000	81%
Consolidated Operating Income	40%	1,500,000	-180%

Bonuses Paid Pursuant to the 2020 Annual Bonus Plan

The table below presents the bonus opportunity under the Annual Bonus Plan for the four NEOs as a percentage of their respective base salaries upon achievement of “target” goals for each performance measure (weighted as indicated above), the dollar value of the opportunity at target achievement, and the actual amount paid in cash to the NEOs based on actual achievement in relation to goals for performance measures under the Company’s 2020 Annual Bonus Plan.

Named Executive Officer	Bonus Opportunity as % of 2020 Base Salary at Target Achievement	Dollar Value of Bonus Opportunity at Target Achievement	Annual Bonus Paid Based on Actual Achievement

Roger H. D. Lacey	65%	$78,000	$0
Anita Kumar	35%	$64,750	$0

Mark Fandrich	50%	$132,930	$0
Scott Fluegge	35%	$87,520	$33,810

Discretionary Bonuses

The Committee and the Board believe the most appropriate approach to paying annual bonus compensation is one in which executives are measured against predetermined objective performance measures and performance goals. However, from time to time, in limited and extraordinary circumstances, the Committee and the Board also believe, it is in the best interest of the Company and its shareholders to pay discretionary bonuses. During late fiscal 2020, the Committee determined it was desirable and in the best interest of the Company to pay discretionary bonuses to certain employees based on the Committee’s judgment that those individuals made important contributions to the Company or a business unit or segment that should be rewarded apart from achievement in comparison to goals under performance measures. This included a $25,000 discretionary bonus paid to Mr. Fandrich.

Overview of Long-Term Incentive Compensation

Our Senior Executives have been given, over the last several years, the opportunity to earn long-term, incentive compensation by means of the following forms of incentive awards:

●

Long Term Incentive Awards (“LTI Awards”). LTI Awards provide the opportunity to earn a payout in Company stock or cash after the end of three-year performance periods, to the extent earned by actual performance compared to performance goals.

●

Stock Options. Stock Options are granted on an annual basis, vest over four years beginning one year after the award is made, and only provide value to the executive if the Company’s stock price increases over the option exercise price.

Long-term incentive compensation opportunities for our NEOs and other Senior Executives are determined under a two-step process. First, the Committee determines the total “target” opportunity (expressed as a percentage of base compensation) for each Senior Executive to earn long-term incentive compensation (the “Total Target LTI Opportunity”). Over the last several years this percentage has ranged from 20% to 206% of the Senior Executive’s base compensation. Second, an allocation of the Total Target LTI Opportunity is then made to LTI Awards and Stock Options.

LTI Awards

LTI Awards may be “Performance Share Units” or “Performance Cash Units.” LTI Awards that are performance-based and payable in stock following the end of the three-year period are defined as “Performance Share Units” or “PSUs” under our incentive compensation plan. The number of PSUs awarded to each NEO is determined by dividing the dollar value of the NEO’s LTI Award by the average price of the Company’s stock over a 20-business-day period beginning on or about March 1 of each year. Each PSU represents the potential issuance of one share of common stock; the number of PSUs issued as shares of stock depends on actual achievement in relation to performance goals for the three-year period.

LTI Awards that are performance-based and payable in cash following the end of a three-year period are defined as “Performance Cash Units” or “PCUs” under our incentive compensation plan. Each PCU represents the potential to be paid $1.00, and the number of PCUs that are paid in dollars depends on actual achievement in relation to performance goals for the three-year period.

Stock Options

The number of shares covered by Stock Options granted to each NEO is determined by dividing the dollar value of the Total Target LTI Opportunity allocated to Stock Options by a value for an option to purchase one share of our stock as determined by the Committee. Typically, the Committee has used the Black Scholes methodology to determine the value of one option based on a share price of the Company’s stock as of a specific date during the second half of March in each year; the share exercise price of Stock Options is fair market value on the date of grant.

2020 Long term Incentive Compensation Awards

On May 6, 2020, pursuant to the Company’s Long Term Incentive Compensation Plan (the “LTI Plan”) the Committee determined, and the Company’s Board ratified and approved, the overall design and other features of the Company’s LTI Plan for 2020 as applied to the NEOs.

As noted above under the section “Special Committee to Explore Strategic Options, on May 23, 2018, the Board of Directors of the Company announced the formation of a Special Committee to explore Company strategic options. As a result of the initiative, the Company sold substantially all the operational assets of the Company’s wholly owned subsidiary Suttle in two separate transactions that closed on April 5, 2019 and March 11, 2020 and completed the 2020 Ecessa and IV Desk Acquisitions. The Company has included a detailed description of these transactions and related matters in its reports with the Securities and Exchange Commission. In light of these initiatives, in determining the 2020 LTI awards for NEOs and other members of Senior Management, the Compensation Committee and Board of Directors decided on a combination of RSUs, stock options and cash, rather than the PSUs based primarily on the operating results of the Company’s subsidiaries.

The Committee first determined that the following NEOs would be awarded the total opportunities for long term executive compensation as a percentage of their respective base compensation as follows:

		Long Term Opportunity in Dollars(1)		Allocation of Long-Term Opportunity in Dollars to Restricted Stock Units and Stock Options
	2020 Base Salary	% Base Salary	Grant Date Dollar Value	Value of LTI Opportunity Allocated to Restricted Stock Units	Shares Covered by Restricted Stock Units(2)	Value of LTI Opportunity Allocated to Stock Options	Shares Covered by Option Grant(3)	Value of LTI Opportunity Allocated to Cash
Mr. Lacey	$120,000	206%	$247,500	$123,750	23,798	$61,875	35,095	$61,875
Ms. Kumar	$185,000	40%	$74,000	$37,000	7,115	$18,500	10,493	$18,500
Mr. Fandrich	$265,860	50%	$132,930	$66,465	12,782	$33,233	18,849	$33,233
Mr. Fluegge	$225,363	40%	$90,145	$45,073	8,668	$22,536	12,782	$22,536

(1)	Allocated 75% to LTI Awards and 25% to Stock Options as presented, respectively, in the last five columns.

(2)

The number of RSUs was determined by dividing the dollar value of the LTI Opportunity Allocated to Restricted Stock Units by the 20-business day average price of the Company’s stock ending May 6, 2020 of $5.20. These vest over a three-year period.

(3)

We determined the number of shares covered by Stock Options granted to each Senior Executive in 2020 by dividing of the dollar value of the LTI Opportunity Allocated to Stock Options for each executive as discussed above by the Black Scholes value on the grant date of $1.76. The exercise price of each option is $5.39 (the closing market price on May 6, 2020); and each option vests 25% each year beginning May 6, 2021 and expires May 6, 2027.

Other Compensation

In addition to participating in Company-wide plans providing health, dental and life insurance on the same basis as all of our other U.S.-based employees, our Senior Executives receive other compensation in various forms, primarily the following:

●	An annual contribution to the Company’s Employee Stock Ownership Plan and Trust (“ESOP”).

●	An annual matching contribution of up to 50% of each executive’s personal contribution to the Company’s 401(k) Plan up to the first 6% of the personal contribution.

●	A car allowance or company car.

●	In individual, unique circumstances, additional compensation to support an overseas assignment or travel to a residence away from the Company’s offices.

The amount of this other compensation for our Named Executive Officers is presented in the column titled “All Other Compensation” under the “Summary of Executive Compensation Table” and the “Other Compensation Table.”

Employment Agreement

The Company and Chief Executive Officer Anita Kumar entered into an employment agreement effective as of December 1, 2020. Under this “at-will” employment agreement, the Company agreed to pay Mrs. Kumar a base salary of $280,000 and she was eligible to earn a bonus up to 55% of her base salary. The Company also entered into a change of control agreement with her, as described below. The employment agreement also provided that if the Company terminated her employment prior to December 31, 2021 without a change of control, she would be she would be entitled to receive a guaranteed separation payment equivalent to six months base salary.

Consideration of Risk in Compensation

The Company believes placing substantial emphasis on long-term incentive compensation encourages executives to direct their efforts to promote the creation of long-term shareholder value and that promoting the creation of long-term value discourages behavior that leads to excessive risk. The Committee believes that the following features of our compensation programs provide incentives for the creation of long-term shareholder value and encourage high achievement by our executive officers without encouraging inappropriate or unnecessary risk taking:

●	We balance rewards for short and long-term decision making by providing both annual bonus compensation and long-term incentive compensation.

●	Our long-term incentives in the form of stock options become exercisable over a four-year period and remain exercisable for up to seven years from the date of grant.

●

Our long-term incentive compensation awards become payable only if, after completion of a multi-year period, actual performance over the period compared to pre-established performance goals justifies a payment.

Because of our stock ownership guidelines, officers and key employees require all executives to make progress towards owning stock equal to at least one times their base compensation, we believe our NEOs are less likely to expose the Company to inappropriate or unnecessary risks.

The financial metrics used in our incentive compensation programs are measures the Committee believes drive long-term shareholder value. Moreover, the Committee attempts to set ranges for these measures that encourage success without encouraging excessive risk taking to achieve short term results. In addition, all forms of incentive compensation specify a maximum amount that cannot exceed two times the target amount, no matter how much financial performance exceeds the ranges established at the beginning of the year.

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation earned in 2020 and 2019 for services as executive officers, and in the case of Anita Kumar all compensation as an employee in 2020), by Roger H.D. Lacey the Company’s Chief Executive Officer until November 30, 2020, Anita Kumar, the Company’s Chief Executive Officer beginning December 1, 2020, Mark Fandrich, the Company’s Chief Financial Officer, and the other most highly compensated executive officer of the Company in 2020 (together referred to as the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Options Award ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Roger H.D. Lacey	2020	120,000	--	169,254	61,875	40,637	45,248	437,014
President and Chief Executive Officer	2019	100,000	120,000	36,263	4,644	165,893	45,394	472,194

Anita Kumar	2020	198,250	--	65,077	61,780	4,433	17,130	346,670
President and Chief Executive Officer

Mark Fandrich	2020	265,860	25,000	88,204	33,232	19,145	23,367	454,808
Group Business President and	2019	253,200	50,000	61,214	14,357	100,010	23,711	502,491
Chief Financial Officer

Scott Fluegge	2020	225,363	--	61,214	22,536	48,180	19,349	376,642
President & General Manager	2019	218,799	--	42,317	9,925	16,975	21,681	309,696
JDL Technologies, Inc.

(1)	Represents stock earned under the Company’s Annual Bonus Plan and Long-Term Incentive Plan (“LTI Plan”). The values expressed represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and Item 402(r)(2)(iv) of Regulation S-K, using the assumptions discussed in Note 11, “Stock Compensation” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	The values expressed represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and Item 402(r)(2)(iv) of Regulation S-K, using the assumptions discussed in Note 11, “Stock Compensation,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

(3)	Represents amounts earned under the Company’s Short-term Incentive plan. See “Non-Equity Incentive Plan Compensation Table” below.

(4)	See “Other Compensation Table” below.

Non-Equity Incentive Plan Compensation Table

The following table provides a breakdown of information under the column “Non-Equity Incentive Plan Compensation” in the preceding Summary Compensation Table.

Name	Year	Short-Term Plans ($)	Long-Term Plans ($)
Mr. Lacey	2020	—	40,637
	2019	165,893	—

Ms. Kumar	2020	—	4,433

Mr. Fandrich	2020	—	19,145
	2019	100,010	—

Mr. Fluegge	2020	33,810	14,370
	2019	16,975	—

Other Compensation Table

The following table provides a breakdown of information under the column “Other Compensation” above.

	Year	Contributions to Defined Contribution Plan ($)	Non-Elective Contributions to CSI Defined Contribution Plan ($)	Other ($)	Total ($)
Mr. Lacey	2020	8,550	7,630	29,068	45,248
	2019	8,400	5,244	31,750	45,394

Ms. Kumar	2020	7,522	7,522	2,086	17,130

Mr. Fandrich	2020	8,550	9,750	5,067	23,367
	2019	8,400	7,561	7,750	23,711

Mr. Fluegge	2020	7,141	7,141	5,067	19,349
	2019	6,965	6,965	7,750	21,681

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by Named Executive Officers as of December 31, 2020.

	Number of Securities Underlying Unexercised Options					Shares or Units of Stock that have not Vested			Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights that have not Vested
Name	Exercisable (#)	Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number (#)	Market Value ($)		Number of (#)	Market or Payout Value of ($)
Mr. Lacey	12,195			11.70	6/4/2021
	22,655	--		11.65	3/17/2022
	24,950	--		11.09	4/3/2022
	25,050	--		11.05	5/21/2022
	16,667	--		7.34	1/25/2023
	41,250	--		6.85	3/15/2023
	42,188	14,062	(1)	4.40	3/31/2024
	30,938	30,937	(2)	3.61	3/9/2025
	50,000	--		2.55	12/12/2025
	1,875	5,625	(3)	2.64	3/28/2026
	--	35,095	(4)	5.39	5/6/2027
						9,157	41,847	(5)
						23,798	108,757	(6)

Ms. Kumar	--	10,493	(4)	5.39	5/6/2027
	6,250	18,750	(7)	4.45	11/24/2027
						3,983	18,202	(5)
						7,115	32,516	(6)
						5,000	22,850	(8)

Mr. Fandrich	20,000	--		5.72	8/29/2023
	13,275	6,625	(1)	4.40	3/31/2024
	14,575	14,575	(2)	3.61	3/9/2025
	3,165	9,495	(3)	2.64	3/28/2026
	--	18,849	(4)	5.39	5/6/2027
						15,458	70,643	(5)
						12,782	58,414	(6)

Mr. Fluegge	15,073	--		12.97	3/21/2021
	15,732	--		11.65	3/17/2022
	20,624	--		6.85	3/15/2023
	10,000	--		6.55	5/25/2023
	5,310	5,311	(1)	4.40	3/31/2024
	5,470	10,940	(2)	3.61	3/9/2025
	2,188	6,564	(3)	2.64	3/28/2026
	--	12,782	(4)	5.39	5/6/2027
						10,686	48,835	(5)
						8,668	36,613	(6)

(1)	Vesting one-fourth on each of March 31, 2018, 2019, 2020 and 2021.

(2)	Vesting one-fourth on each of March 9, 2019, 2020, 2021 and 2022.

(3)	Vesting one-fourth on each of March 28, 2020, 2021, 2022 and 2023.

(4)	Vesting one-fourth on each of May 6, 2021, 2022, 2023 and 2024.

(5)	Vesting one-third on each of March 28, 2020, 2021 and 2022.

(6)	Vesting one-third on each of May 6, 2021, 2022 and 2023.

(7)	Vesting one-fourth immediately and on each of November 24, 2021, 2022, and 2023.

(8)	Vesting one-third on each of November 24, 2021, 2022 and 2023.

2020 Options Exercised and Stock Vested

The following table shows the stock awards and restricted stock grants that vested during 2020 for the Named Executive Officers. No options were vested by the Named Executive Officers in 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Mr. Lacey	16,091	89,034

Ms. Kumar	3,248	16,370

Mr. Fandrich	13,153	66,798

Scott Fluegge	9,414	48,093

POTENTIAL PAYMENTS UNDER CHANGE OF CONTROL

The Company has entered into Change of Control Agreements (“CIC Agreements”) with each Named Executive Officer. CIC Agreements provide for payment of severance compensation if (A) there is a change in control of the Company and (B) within 24 months following this change of control, there is either (i) an involuntary termination of employment other than for cause, death, disability or retirement or (ii) a voluntary termination of employment for Good Reason (each a “Triggering Event”). Under the CIC Agreements, “Good Reason” includes a material diminution in the person’s base salary, duties or authority, or those of his immediate superior, or a material diminution in the budget over which the person has authority or a change in geographic location of the person’s job. The CIC Agreements include provisions requiring each executive to maintain confidentiality of information acquired during the period of employment, to refrain for a period of one year from competing with the Company or soliciting other Company employees to leave their employment with the Company and to provide a release of all claims against the Company in exchange for the benefit paid pursuant to the CIC agreement. In the event of a change in control, the Company’s LTI Plan provides for partial vesting and payment of unvested Incentive Awards and the Company’s Stock Option Plan provides for vesting of unvested stock options, in each case irrespective of whether or not a Triggering Event has occurred.

Assuming a change of control occurred on January 1, 2020, the following table presents amounts potentially payable to each of the Named Executive Officers, without and with a corresponding Triggering Event.

Name	Reason for Payment	Cash Severance ($)(1)	Partial Vesting of Incentive Awards ($)(2)	Vesting of Unvested Options(3)	Total ($)

Mr. Lacey	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	350,301	203,214	184,438	737,953

Ms. Kumar	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	329,769	79,308	3,000	412,077

Mr. Fandrich	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	593,015	153,844	55,801	802,660

Mr. Fluegge	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	262,362	107,052	34,451	403,865

(1)	The amounts in this column reflect the amount of cash severance the Company would be obligated to pay these individuals in the form of a single lump-sum cash payment pursuant to their CIC Agreements.

(2)	The amounts in this column reflect the estimated value of unvested Incentive Awards under the Company’s LTI Plan at December 31, 2020 that would become payable upon the occurrence of a change in control.

(3)	The amount in this column represents in-the-money value of options assuming vesting upon a change in control at January 1, 2021. As of the immediately preceding business day, the exercise price of unvested options granted to these NEOs was greater than the closing market price of our common stock.

DIRECTOR COMPENSATION

The 2020 compensation of non-employee directors was as follows: (i) each director was paid an annual cash retainer of $20,000; (ii) each director was granted options to purchase 10,000 shares of common stock; (iii) the two committee chairs were each paid an additional $7,500 in cash; (iv) each non-chair committee member was paid an additional $5,000 in cash; (v) the non-executive Board Chair was paid an additional $20,000 in cash; and (vi) Mr. Primuth, who in addition to his other director responsibilities, served as Board Secretary until April 2020, was paid an additional $8,750 in cash.

The following table presents the 2020 cash and dollar value of stock options paid to each Company’s non-employee Board member. Curtis A. Sampson retired as a director at the 2020 Annual Meeting of Shareholders in June 2020 and Michael Zapata was elected as a director on that date.

Name (1)	Fees Earned or Paid in Cash ($)	Options Awards ($)(2)	Total ($)

Curtis A. Sampson	10,000	--	10,000
Richard A. Primuth	39,167	15,946	55,113
Randall D. Sampson	32,500	15,946	48,446
Steven C. Webster	30,000	15,946	45,946
Michael Zapata	12,500	15,946	28,446

(1)	In addition to compensation as directors, the named directors serve in differing roles for which they receive separate compensation, including as a committee chair, committee member, and Board Secretary. See “The Board, Board Committees and Meetings” and “Board Leadership” above under “Corporate Governance.”

(2)	Values expressed represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and Item 402(r)(2)(iv) of Regulation S-K, using the assumptions discussed within Note 11 in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Summary Ownership Table

The following table sets forth ownership of the Company’s common stock by (i) each person known by the Company to own of record or beneficially 5% or more of the Company’s common stock, (ii) each director and nominee for director, (iii) each current Named Executive Officer (as defined below in the “Summary Compensation Table”) and (iv) all officers and directors of the Company as a group, in each case based upon information available as of April 15, 2021 (unless otherwise noted). As indicated by footnote, the table includes (i) shares subject to options that may be exercised within 60 days of April 15, 2021; (ii) restricted stock units (“RSUs”) that will be settled in shares within 60 days of April 15, 2021, and (iii) shares allotted to an individual’s account under the Communications Systems, Inc. Employee Stock Ownership Plan (“ESOP shares”) as of December 31, 2020.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

GAMCO One Corporate Center Rye, NY 10580	1,511,524(1)	16.0%

Randall D. Sampson † 10900 Red Circle Drive Minnetonka, MN 5534	1,361,142(2)	14.2%

Renaissance Technologies Holdings Corp 800 Third Avenue New York, NY 10022	713,811(3)	7.6%

Communications Systems, Inc. Employee Stock Ownership Plan 10900 Red Circle Drive Minnetonka, MN 55343	706,659(4)	7.5%

Punch & Associates Investment Management, Inc. ( 7701 France Avenue, Suite 300 Edina, Minnesota 55435	490,491(5)	5.2%

Roger H.D. Lacey †	409,155(6)	4.2%

Anita Kumar †	23,668(7)	*

Mark Fandrich †	111,563(8)	1.2%

Scott Fluegge †	114,124(9)	1.2%

Richard A. Primuth †	125,392(10)	1.3%

Steven C. Webster †	40,000(11)	*

Michael R. Zapata †	—(12)	*

All directors and executive officers as a group (11 persons)	2,243,136(13)	22.0%

*	Indicates less than one percent ownership.
†	A Director or a Named Executive Officer of the Company.

(1)

 The aggregate number of shares includes 321,300 shares owned by Gabelli Funds, LLC; 822,524 shares owned by GAMCO Asset Management, Inc., 343,500 shares owned by Teton Advisors, Inc., 9,000 shares owned by MJG Associates, Inc.; and 15,000 shares owned by the Gabelli Foundation, Inc. according to a Schedule 13D/A filed with the SEC on March 5, 2021.

(2)

 At March 15, 2021, Mr. Sampson beneficially owned 1,890,823 shares of the outstanding common stock of the Issuer, which includes: (i) 34,550 shares of common stock owned by Mr. Sampson individually; (ii) 25,349 shares of common stock owned jointly with Mr. Sampson’s spouse; (iii) 380,370 shares of common stock held by the Marian Arlis Sampson Revocable Trust, of which Mr. Sampson is the sole trustee; (iv) 37,722 shares of common stock held by the Marian Sampson IRA, of which Mr. Sampson is an attorney-in-fact authorized to act alone and Ms. Sampson retains authority to act on behalf of the Marian Sampson IRA; (v) 681,334 shares of common stock owned by Sampson Family Real Estate Holdings, LLC of which Mr. Sampson is the sole manager; (vi) 61,519 shares of common stock held by the Sampson Family Foundation, a charitable foundation of which Mr. Sampson is one of five directors, and (vii) 62,375 shares of common stock that could be acquired by Mr. Sampson within 60 days of April 15, 2021 upon the exercise of outstanding stock options. The two officers of the Sampson Family Foundation have the authority to vote and dispose of the shares of common stock held by the Sampson Family Foundation. Mr. Sampson is not an officer of the Sampson Family Foundation; Mr. Sampson disclaims beneficial ownership of all of the foregoing shares of the Issuer’s common stock except those shares and options he holds individually or jointly with his spouse. The total also includes 77,923 shares of common stock that could be acquired within 60 days of March 15, 2021 upon the exercise of outstanding stock option that are issued in the name of Mr. Sampson’ father, Curtis A. Sampson, who passed away in July 2020. The shares listed above exclude shares owned by the CSI ESOP, as described in footnote 4 below.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2020.

(4)

Messrs. Roger H.D. Lacey, Randall D. Sampson and Mark Fandrich serve as Trustees of the CSI ESOP, and disclaim beneficial ownership of the shares held by the CSI ESOP, except for shares allocated to their respective accounts.

(5)	According to a Schedule 13G filed with the SEC on March 5, 2021.

(6)	Includes 95,840 shares owned by Mr. Lacey directly, 295,752 shares subject to options, 7,933 RSUs and 9,630 ESOP shares.

(7)	Includes 5,092 shares owned by Ms. Kumar directly, 8,873 shares subject to options, 2,372 RSUs and 7,331 ESOP shares.

(8)	Includes 26,356 shares owned by Mr. Fandrich directly, 72,805 shares subject to options, 4,261 RSUs and 8,141 ESOP shares.

(9)	Includes 24,636 shares owned by Mr. Fluegge directly, 75,489 shares subject to options, 2,889 RSUs and 11,110 ESOP shares.

(10)	Includes 26,129 shares owned by Mr. Primuth directly and 99,263 shares subject to options

(11)	Includes 5,000 shares owned by Mr. Webster directly and 35,000 shares subject to options.

(12)	Includes no shares owned by Mr. Zapata directly and no shares subject to options.

(13)

Includes 236,040 shares owned by officers and directors as a group directly, 756,417 shares subject to options, 18,757 RSUs, 25,349 shares held by their respective spouses and children, 1,160,945 shares described in footnote 2 above and 45,629 ESOP shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2020, the Company repurchased 50,000 of common stock at a price of $3.84 from entities associated with GAMCO, which as reported in Item 11 of this Form 10-K/A, is the beneficial owner of more 5% of the Company common stock. The purchase was done pursuant in a private transaction pursuant to the Company’s stock repurchase program and the purchase price was less than the Nasdaq price on the date of purchase.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP for professional service for the year ended December 31, 2020 and 2019.

Fee Category	2020	2019

Audit Fees	$204,400	$218,560

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total Fees	$204,400	$218,560

Audit Fees. This category consists of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in our quarterly reports.

Audit-Related Fees. This category consists of fees billed for assurance and related services, such as the Company’s employee benefit plan audits that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not otherwise reported under “Audit Fees.”

Tax Fees. This category consists of fees billed for professional services for tax compliance, tax advice and tax planning. Assistance regarding federal and state tax compliance and acquisitions are provided to the Company by RSM US LLP.

All Other Fees. All other fees are fees for products and services other than those listed above.

Audit & Finance Committee Pre-approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit & Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services.

Audit & Finance Committee Report

The Audit & Finance Committee is responsible for independent, objective oversight of the Company’s financial accounting and reporting by overseeing the system of internal controls established by management and monitoring the participation of management and the independent registered public accounting firm in the financial reporting process.

The Audit & Finance Committee held six meetings in 2020. The meetings were designed to facilitate and encourage private communication between the Committee and Baker Tilly US, LLP.

During the meetings, the Committee reviewed and discussed the Company’s financial statements with management and Baker Tilly US, LLP. Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit & Finance Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The discussions with Baker Tilly US, LLP also included the matters required by Statement on Auditing Standards (“SAS”) No. 61 (Communication with Audit Committees), as amended by SAS 89 and 90 (Audit Committee Communications).

Baker Tilly US, LLP provided to the Committee the written disclosures and the letter regarding its independence as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and this information was discussed with Baker Tilly US, LLP.

Based on the discussions with management and Baker Tilly US, LLP, the Committee’s review of the representations of management and the report of the Baker Tilly US, LLP, the Audit & Finance Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification of the Chief Financial Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SYSTEMS, INC.

/s/ Anita Kumar
Anita Kumar, Chief Executive Officer

Dated: April 30, 2021

/s/ Mark D. Fandrich
Mark D. Fandrich, Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2021