Form 10-Q
period 2021-03-31
COMMUNICATIONS SYSTEMS INC
filed 2021-05-07
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                         March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                    to                                                                        .

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 1, 2021	9,320,475

INTRODUCTORY NOTE

As disclosed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments: Proposed Merger with Pineapple Energy and Proposed Sale of E&S Segment Businesses” and Note 16 of Notes to Financial Statements in Part I, Item 1, Financial Information, on March 1, 2021 and April 28, 2021, respectively, Communications Systems, Inc. (“CSI” or the “Company”) entered into (i) the Pineapple Merger agreement and (ii) the E&S Segment Sale stock purchase agreement, each of which are subject to CSI shareholder approval.

The financial statements, notes to financial statements, Management's Discussion and Analysis, and other information contained in this Form 10-Q are based on the Company’s financial operations in the 2021 first quarter and except as expressly forth in this Form 10-Q, do not reflect the effect of these transactions.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31	December 31
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$14,747,054	$13,092,484
Investments	693,424	2,759,024
Trade accounts receivable, less allowance for
doubtful accounts of $137,000 and $121,000, respectively	8,673,414	10,177,445
Inventories	8,218,822	8,696,880
Prepaid income taxes	—	35,948
Other current assets	1,330,487	996,472
TOTAL CURRENT ASSETS	33,663,201	35,758,253

PROPERTY, PLANT AND EQUIPMENT, net	7,088,892	7,242,072
OTHER ASSETS:
Investments	7,064,665	7,109,212
Goodwill	2,086,393	2,086,393
Operating lease right of use asset	362,812	413,415
Intangible assets, net	2,661,541	2,775,361
Other assets, net	180,734	171,619
TOTAL OTHER ASSETS	12,356,145	12,556,000
TOTAL ASSETS	$53,108,238	$55,556,325

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,685,775	$2,378,449
Accrued compensation and benefits	1,776,982	2,298,075
Operating lease liability	217,133	213,553
Other accrued liabilities	1,440,107	1,524,515
Accrued consideration	—	550,000
Income taxes payable	2,225	—
Dividends payable	5,387	16,147
Deferred revenue	589,444	456,912
TOTAL CURRENT LIABILITIES	6,717,053	7,437,651
LONG TERM LIABILITIES:
Long-term compensation plans	142,835	116,460
Operating lease liability	140,105	197,308
Deferred revenue	386,314	310,179
TOTAL LONG-TERM LIABILITIES	669,254	623,947
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares
authorized; 9,448,129 and 9,321,927 shares issued and
outstanding, respectively	472,406	466,096
Additional paid-in capital	43,969,776	43,572,114
Retained earnings	1,948,084	4,135,284
Accumulated other comprehensive loss	(668,335)	(678,767)
TOTAL STOCKHOLDERS' EQUITY	45,721,931	47,494,727
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,108,238	$55,556,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31
	2021	2020

Sales	$10,159,315	$9,162,742
Cost of sales	5,942,677	5,425,595
Gross profit	4,216,638	3,737,147
Operating expenses:
Selling, general and administrative expenses	5,219,731	4,960,890
Acquisition-related costs	1,143,423	—
Total operating expenses	6,363,154	4,960,890
Operating loss from continuing operations	(2,146,516)	(1,223,743)
Other income (expenses):
Investment and other (expense) income	(10,855)	111,757
Gain on sale of assets	—	308,403
Interest and other expense	(2,277)	(9,593)
Other (expense) income, net	(13,132)	410,567
Operating loss from continuing operations before income taxes	(2,159,648)	(813,176)
Income tax expense (benefit)	1,203	(4,457)
Net loss from continuing operations	(2,160,851)	(808,719)
Net income from discontinued operations, net of tax	—	2,313,352
Net (loss) income	(2,160,851)	1,504,633

Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities	(9,299)	(14,452)
Foreign currency translation adjustment	19,731	(132,103)
Total other comprehensive income (loss)	10,432	(146,555)
Comprehensive (loss) income	$(2,150,419)	$1,358,078

Basic net (loss) income per share:
Continuing operations	$(0.23)	$(0.09)
Discontinued operations	—	0.25
	$(0.23)	$0.16

Diluted net (loss) income per share:
Continuing operations	$(0.23)	$(0.09)
Discontinued operations	—	0.25
	$(0.23)	$0.16

Weighted Average Basic Shares Outstanding	9,332,589	9,265,590
Weighted Average Dilutive Shares Outstanding	9,332,589	9,445,299
Dividends declared per share	$—	$0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2020	9,321,927	$466,096	$43,572,114	$4,135,284	$(678,767)	$47,494,727
Net loss	—	—	—	(2,160,851)	—	(2,160,851)
Issuance of common stock under
Employee Stock Purchase Plan	5,647	282	25,524	—	—	25,806
Issuance of common stock to
Employee Stock Ownership Plan	72,203	3,610	326,358	—	—	329,968
Issuance of common stock under
Executive Stock Plan	68,959	3,448	—	—	—	3,448
Share based compensation	—	—	141,836	—	—	141,836
Other share retirements	(20,607)	(1,030)	(96,056)	(26,347)	—	(123,433)
Shareholder dividends ($0.00 per share)	—	—	—	(2)	—	(2)
Other comprehensive income	—	—	—	—	10,432	10,432
BALANCE AT MARCH 31, 2021	9,448,129	$472,406	$43,969,776	$1,948,084	$(668,335)	$45,721,931

For the Three Months Ended March 31, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282
Net income	—	—	—	1,504,633	—	1,504,633
Issuance of common stock under
Employee Stock Purchase Plan	3,549	177	21,720	—	—	21,897
Issuance of common stock to
Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under
Executive Stock Plan	46,584	2,329	—	—	—	2,329
Share based compensation	—	—	79,168	—	—	79,168
Other share retirements	(21,975)	(1,099)	(101,305)	(6,382)	—	(108,786)
Shareholder dividends ($0.02 per share)	—	—	—	(189,850)	—	(189,850)
Other comprehensive loss	—	—	—	—	(146,555)	(146,555)
BALANCE AT MARCH 31, 2020	9,346,966	$467,347	$43,381,778	$5,957,796	$(844,219)	$48,962,702

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,160,851)	$1,504,633
Net income from discontinued operations, net of tax	—	2,313,352
Net loss from continuing operations	(2,160,851)	(808,719)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	260,321	211,461
Share based compensation	141,836	79,168
Deferred taxes	—	9,534
Gain on sale of assets	—	(308,403)
Changes in assets and liabilities:
Trade accounts receivable	1,506,254	3,641,383
Inventories	478,058	371,202
Prepaid income taxes	35,948	(4,085)
Other assets, net	(326,681)	25,874
Accounts payable	306,881	(1,025,979)
Accrued compensation and benefits	(165,147)	(811,873)
Other accrued liabilities	120,736	(373,465)
Income taxes payable	2,225	—
Net cash provided by operating activities - continuing operations	199,580	1,006,098
Net cash used in operating activities - discontinued operations	—	(765,468)
Net cash provided by operating activities	199,580	240,630
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,818)	(56,917)
Purchases of investments	—	(8,417,689)
Proceeds from the sale of property, plant and equipment	—	420,000
Proceeds from the sale of investments	2,100,848	6,448,284
Net cash provided by (used in) investing activities - continuing operations	2,092,030	(1,606,322)
Net cash provided by investing activities - discontinued operations	—	8,110,179
Net cash provided by investing activities	2,092,030	6,503,857
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(10,762)	(189,505)
Proceeds from issuance of common stock, net of shares withheld	29,254	24,226
Payment of contingent consideration related to acquisition	(550,000)	—
Purchase of common stock	(123,433)	(108,786)
Net cash used in financing activities	(654,941)	(274,065)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	17,901	(36,822)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,654,570	6,433,600
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,092,484	14,607,510
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$14,747,054	$21,041,110
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(36,971)	$(7,398)
Interest paid	2,363	9,467
Dividends declared not paid	5,387	200,708

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

The Company classifies its businesses into the two segments discussed above. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheets as of March 31, 2021, the condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, and the related condensed consolidated statements of income (loss) and comprehensive income (loss), and the condensed consolidated statements of cash flows for the periods ended March 31, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 Annual Report to Shareholders on Form 10-K (“2020 Form 10-K”). The results of operations for the period ended March 31, 2021 are not necessarily indicative of operating results for the entire year.

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

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the December 31, 2020 Form 10-K, appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign Currency Translation	Unrealized gain (loss) on securities	Accumulated Other Comprehensive Loss
December 31, 2020	$(700,000)	$21,000	$(679,000)

Net current period change	20,000	(9,000)	11,000

March 31, 2021	$(680,000)	$12,000	$(668,000)

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

For the Electronics & Software segment, we analyze revenue by region and product group, which is as follows for the three months ended March 31, 2021 and 2020:

	Electronics & Software Sales by Region
	Three Months Ended March 31
	2021	2020
North America	$7,201,000	$7,448,000
International	1,164,000	1,088,000
	$8,365,000	$8,536,000

	Electronics & Software Sales by Product Group
	Three Months Ended March 31
	2021	2020
Intelligent edge solutions	$3,713,000	$3,354,000
Traditional products	4,652,000	5,182,000
	$8,365,000	$8,536,000

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the three months ended March 31, 2021 and 2020:

	Services & Support Revenue by Customer Group
	Three Months Ended March 31
	2021	2020
Financial	$424,000	$94,000
Healthcare	253,000	190,000
Education	63,000	93,000
Other commercial clients	1,054,000	250,000
CSI IT operations	144,000	200,000
	$1,938,000	$827,000

	Services & Support Revenue by Type
	Three Months Ended March 31
	2021	2020
Project & product revenue	$385,000	$141,000
Services & support revenue	1,553,000	686,000
	$1,938,000	$827,000

NOTE 3 – DISCONTINUED OPERATIONS

On March 11, 2020, the Company sold the remainder of its Suttle business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships to Oldcastle Infrastructure, Inc. (“Oldcastle”) for $8,000,000, with a working capital adjustment 90 days after close. Oldcastle will operate the majority of the acquired Suttle business through its wholly-owned subsidiary, Primex Technologies, Inc. The Company received proceeds of $8,900,000 and recorded a gain on the sale of $2,247,000 during 2020.

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

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31
	2021	2020

Sales	$—	$3,025,000
Cost of sales	—	2,050,000
Selling, general and administrative expenses	—	500,000
Restructuring expenses	—	320,000
Gain on sale of assets	—	(2,161,000)
Operating income before income taxes	—	2,316,000
Income tax expense	—	3,000
Income from discontinued operations	$—	$2,313,000

During the three months ended March 31, 2020, the Company recorded $320,000 in restructuring expense. This consisted of severance and related benefits costs due to the sale of the remainder of Suttle’s business lines and the closure of the plant. The Company had no restructuring costs for the three months ended March 31, 2021, paid $186,000 in restructuring charges during the first three months of 2021 and had $66,000 in restructuring accruals recorded in accrued compensation and benefits at March 31, 2021 that are expected to be paid during the second quarter of 2021.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available –for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term investments as of March 31, 2021 and December 31, 2020:

March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$11,530,000	$—	$—	$11,530,000	$11,530,000	$—	$—
Subtotal	11,530,000	—	—	11,530,000	11,530,000	—	—

Investments:
Corporate Notes/Bonds	6,257,000	—	(3,000)	6,254,000	—	693,000	5,561,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	6,862,000	—	(3,000)	6,859,000	—	693,000	6,166,000

Total	$18,392,000	$—	$(3,000)	$18,389,000	$11,530,000	$693,000	$6,166,000

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments

Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000	$9,424,000	$—	$—
Subtotal	9,424,000	—	—	9,424,000	9,424,000	—	—

Investments:
Commercial Paper	700,000	—	—	700,000	—	700,000	—
Corporate Notes/Bonds	7,658,000	7,000	(1,000)	7,664,000	—	2,059,000	5,605,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	8,963,000	7,000	(1,000)	8,969,000	—	2,759,000	6,210,000

Total	$18,387,000	$7,000	$(1,000)	$18,393,000	$9,424,000	$2,759,000	$6,210,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2021:

	Amortized Cost	Estimated Market Value

Due within one year	$693,000	$693,000
Due after one year through five years	6,169,000	6,166,000
	$6,862,000	$6,859,000

The Company did not recognize any gross realized gains or losses during either of the three-month periods ending March 31, 2021 and 2020, respectively. If the Company had realized gains or losses, they would be included within investment and other income in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss).

In April 2020, the Company made an $899,000 investment in the common stock of Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. This investment was important for the Company’s Electronics & Software segment because this segment has been partnering with Quortus to integrate the Quortus Private LTE core in existing and new products for that segment’s federal business, network extensions, and private networks for enterprises. The Company’s investment represents less than 10% of the outstanding equity of Quortus Ltd. The Company uses the cost method to account for investments in common stock of entities such as Quortus if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters.

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended March 31, 2021. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2021, after giving effect to the shares issued as of that date, 63,196 shares remain available for future issuance under the ESPP. The ESPP was suspended effective March 31, 2021 due to conditions of the Pineapple Energy Merger Agreement.

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

At March 31, 2021, 499,991 shares have been issued under the 2011 Incentive Plan, 1,239,452 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 760,557 shares are eligible for grant under future awards.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan over the period December 31, 2020 to March 31, 2021:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2020	1,173,190	$6.52	3.35
Awarded	—	—
Exercised	—	—
Forfeited	(59,365)	12.97
Outstanding – March 31, 2021	1,113,825	6.18	3.27

Exercisable at March 31, 2021	885,855	$6.55	2.61
Expected to vest March 31, 2021	1,113,825	6.18	3.27

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at March 31, 2021 was $1,215,000. The intrinsic value of all options exercised during the three months ended March 31, 2021 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the three-month periods ended March 31, 2021 and 2020.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2020 to March 31, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2020	272,695	$3.91
Granted	—	—
Vested	(68,959)	3.07
Forfeited	(78,109)	3.56
Outstanding – March 31, 2021	125,627	4.58

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2021 was $142,000 before income taxes and $112,000 after income taxes. Share-based compensation expense recognized for the three months ended March 31, 2020 was $79,000 before income taxes and $63,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $424,000 at March 31, 2021 and is expected to be recognized over a weighted-average period of 2.2 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. The Company contributed $329,968 for which the Company issued 72,203 shares in March 2021 for the 2020 ESOP contribution.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	March 31	December 31
	2021	2020
Finished goods	$7,462,000	$7,871,000
Raw and processed materials	757,000	826,000
	$8,219,000	$8,697,000

NOTE 7 – BUSINESS COMBINATIONS

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

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”). IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. The acquisition expands the Company’s monthly recurring revenue service model, bringing additional resources and experience in cloud-delivered applications. The purchase price was $1,368,000 and includes initial consideration of $950,000, working capital adjustments of $ (132,000), and $550,000 in contingent consideration. The Company agreed to pay up to $550,000 in additional consideration upon retaining a certain customer level 120 days after closing. During March 2021, upon meeting the requirements of the earn-out, the Company paid the Receiver the additional consideration. At March 31, 2021, the Company had no further liabilities related to the contingent consideration.

The assets and liabilities of IVDesk are recorded in the consolidated balance sheet within the Services & Support segment at March 31, 2021. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $1,500,000, including property, plant, and equipment of $35,000, goodwill of $745,000 and intangible assets of $720,000, and total liabilities of $132,000. Identifiable intangible assets are definite-lived assets. These assets include customer relationships and have a weighted average amortization period of 8 years, which matches the weighted average useful life of the assets.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2020 and three months ended March 31, 2021 by company are as follows:

	Ecessa	IVDesk	Total

January 1, 2020	$—	$—	$—

Acquisition	1,341,000	745,000	2,086,000

December 31, 2020	$1,341,000	$745,000	$2,086,000

March 31, 2021	$1,341,000	$745,000	$2,086,000

Gross goodwill	1,341,000	745,000	2,086,000
Accumulated impairment loss	—	—	—
Balance at March 31, 2021	$1,341,000	$745,000	$2,086,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net

Trade Name/Trademark/Internet Domain Assets	$101,000	$(7,000)	$94,000
Non-compete Agreements	80,000	(22,000)	58,000
Customer Relationships	1,010,000	(86,000)	924,000
Internally Developed Software	1,800,000	(214,000)	1,586,000
	$2,991,000	$(329,000)	$2,662,000

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net

Trade Name/Trademark/Internet Domain Assets	$90,000	$(5,000)	$85,000
Non-compete Agreements	80,000	(16,000)	64,000
Customer Relationships	1,010,000	(34,000)	976,000
Internally Developed Software	1,800,000	(150,000)	1,650,000
	$2,980,000	$(205,000)	$2,775,000

Amortization expense on these identifiable intangible assets was $124,000 and $0 in first three months of 2021 and 2020 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
Q2 - Q4 2021	$264,000
2022	352,000
2023	336,000
2024	325,000
2025	292,000
Thereafter	410,000

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

The Company had no outstanding borrowings against the line of credit, or the prior credit facility, at March 31, 2021 or December 31, 2020 and $2,101,000 of the credit line is available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25% , with a minimum LIBOR rate of 0.75%, (2.0% at March 31, 2021). The Credit Agreement expires August 28, 2021 and is secured by government securities owned and pledged by the Company. The Credit Agreement contains financial covenants including a tangible net worth minimum. The Company was in compliance with its financial covenants at March 31, 2021.

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

At March 31, 2021 there was $116,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2017-2020 remain open to examination by the Internal Revenue Service and the years 2016-2020 remain open to examination by various state tax departments. The tax years from 2017-2020 remain open in Costa Rica.

The Company’s effective income tax rate was (0.1%) for the first three months of 2021. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 0.5% for the three months ended March 31, 2021. There were no additional uncertain tax positions identified in the first three months of 2021. The Company's effective income tax rate for the three months ended March 31, 2020 was 0.5%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets.

NOTE 12 – SEGMENT INFORMATION

The Company classifies its businesses into two segments as follows:

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

Information concerning the Company’s continuing operations in these two segments for the three-month periods ended March 31, 2021 and 2020 are as follows:

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Three Months Ended March 31, 2021
Sales	$8,365,000	$1,938,000	$—	$(144,000)	$10,159,000
Cost of sales	4,781,000	1,162,000	—	—	5,943,000
Gross profit	3,584,000	776,000	—	(144,000)	4,216,000
Selling, general and
administrative expenses	3,608,000	979,000	777,000	(144,000)	5,220,000
Acquisition-related costs	—	—	1,143,000	—	1,143,000
Operating loss	(24,000)	(203,000)	(1,920,000)	—	(2,147,000)
Other (expense) income	(19,000)	—	6,000	—	(13,000)
Loss before income tax	$(43,000)	$(203,000)	$(1,914,000)	$—	$(2,160,000)

Depreciation and amortization	$68,000	$154,000	$38,000	$—	$260,000

Capital expenditures	$4,000	$5,000	$—	$—	$9,000

Assets	$14,571,000	$7,950,000	$30,614,000	$(27,000)	$53,108,000

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Three Months Ended March 31, 2020
Sales	$8,536,000	$827,000	$—	$(200,000)	$9,163,000
Cost of sales	4,807,000	620,000	—	(1,000)	5,426,000
Gross profit	3,729,000	207,000	—	(199,000)	3,737,000
Selling, general and
administrative expenses	3,897,000	328,000	935,000	(199,000)	4,961,000
Operating loss	(168,000)	(121,000)	(935,000)	—	(1,224,000)
Other income	14,000	—	397,000	—	411,000
Loss before income tax	$(154,000)	$(121,000)	$(538,000)	$—	$(813,000)

Depreciation and amortization	$71,000	$13,000	$127,000	$—	$211,000

Capital expenditures	$43,000	$—	$13,000	$—	$56,000

Assets	$15,665,000	$1,394,000	$39,807,000	$(27,000)	$56,839,000

NOTE 13 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 0 and 179,709 shares for the three months ended March 31, 2021 and 2020, respectively.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three months ended March 31, 2021, there was no dilutive impact from stock options or unvested shares. Options totaling 485,108 and 632,114 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 0 and 117,688 shares would not have been included for the three months ended March 31, 2021 and 2020, because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, are summarized below:

	March 31, 2021

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$11,530,000	$—	$—	$11,530,000
Subtotal	11,530,000	—	—	11,530,000

Short-term investments:
Corporate Notes/Bonds	—	693,000	—	693,000
Subtotal	—	693,000	—	693,000

Long-term investments:
Corporate Notes/Bonds	—	5,561,000	—	5,561,000
Convertible debt	—	—	605,000	605,000
Subtotal	—	5,561,000	605,000	6,166,000

Total	$11,530,000	$6,254,000	$605,000	$18,389,000

	December 31, 2020

	Level 1	Level 2	Level 3	Total Fair Value

Cash equivalents:
Money Market Funds	$9,424,000	$—	$—	$9,424,000
Subtotal	9,424,000	—	—	9,424,000

Short-term investments:
Commercial Paper	—	700,000	—	700,000
Corporate Notes/Bonds	—	2,059,000	—	2,059,000
Subtotal	—	2,759,000	—	2,759,000

Long-term investments:
Corporate Notes/Bonds	—	5,605,000	—	5,605,000
Convertible debt	—	—	605,000	605,000
Subtotal	—	5,605,000	605,000	6,210,000

Current Liabilities:
Contingent Consideration	—	—	(550,000)	(550,000)
Subtotal	—	—	(550,000)	(550,000)

Total	$9,424,000	$8,364,000	$55,000	$17,843,000

The estimated fair value of contingent consideration as of December 31, 2020 was $550,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The Company paid the full amount of the contingent consideration during the three months ended March 31, 2021 and there was no liability at March 31, 2021.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2021.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about the expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

On April 28, 2021 the Company entered into a definitive securities purchase agreement with Lantronix, Inc. (Nasdaq: LTRX) (“Lantronix”), under which CSI agreed to sell to Lantronix CSI’s Transition Networks and Net2Edge businesses, which comprise substantially all the assets of the Company’s E&S segment, for an aggregate purchase price of up to $32,027,566, consisting of (i) $25,027,566 in cash payable at closing, subject to a working capital adjustment following closing, plus (ii) earnout payments of up to $7,000,000, payable following two successive 180-day intervals after the closing of the transaction based on revenue targets for these companies. The sale requires CSI shareholder approval and is expected to close in June 2021. Concurrently with the closing of the transaction, CSI and Lantronix will enter into a Transition Services Agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix at CSI’s Minnetonka, Minnesota facility for a period of up to twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments: Proposed Merger with Pineapple Energy and Proposed Sale of E&S Segment Businesses

As previously disclosed, on March 1, 2021, CSI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of CSI (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company (“Pineapple”), Lake Street Solar LLC, a Delaware limited liability company (the “Members’ Representative”), and Randall D. Sampson, as the Shareholders’ Representative (the “Shareholders’ Representative,” and together with CSI, the Merger Sub, Pineapple and the Members’ Representative, the “Parties”), pursuant to which Merger Sub will merge with and into Pineapple with Pineapple surviving the merger as a wholly owned subsidiary of CSI (the “Pineapple Merger”).

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

A detailed description of the Pineapple Merger, the Voting Agreement and the CVR Agreement is contained in the Form 8-K dated March 1, 2021, and the Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021.

In addition, a full description of the terms of the Pineapple Merger will be provided in a proxy statement for the shareholders of Communications Systems, Inc. (the “Pineapple Merger Proxy Statement”) to be filed with the SEC. CSI urges investors, shareholders and other interested persons to read, when available, the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about CSI, Pineapple, and the proposed transaction. The definitive proxy statement will be mailed to CSI shareholders as of a record date to be established for voting on the proposed transaction. Shareholders will also be able to obtain a copy of the definitive proxy statement (when available), without charge, by directing a request to: Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, MN 55343. The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

Proposed Sale of E&S Segment Businesses

As previously disclosed, on April 28, 2021 the Company entered into a definitive securities purchase agreement with Lantronix, Inc., under which CSI agreed to sell to Lantronix CSI’s Transition Networks and Net2Edge businesses (“E&S Segment Sale”) for an aggregate purchase price of up to $32,027,566, consisting of (i) $25,027,566 in cash payable at closing, subject to a working capital adjustment following closing, plus (ii) earnout payments of up to $7,000,000, payable following two successive 180-day intervals after the closing of the transaction based on revenue targets for these companies. The sale requires CSI shareholder approval and is expected to close in June 2021. Concurrently with the closing of the transaction, CSI and Lantronix will enter into a Transition Services Agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix at CSI’s Minnetonka, Minnesota facility for a period of up to twelve months.

A detailed description of the E&S Segment Sale is contained in the Form 8-K dated April 28, 2021.

In addition, a full description of the terms of the E&S Segment Sale will be provided in a proxy statement for the shareholders of Communications Systems, Inc. (the “E&S Segment Sale Proxy Statement”) to be filed with the SEC. CSI urges investors, shareholders and other interested persons to read, when available, the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about the proposed transaction. The definitive proxy statement will be mailed to CSI shareholders as of a record date to be established for voting on the proposed transaction. Shareholders will also be able to obtain a copy of the definitive proxy statement (when available), without charge, by directing a request to: Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, MN 55343. The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

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

Except as otherwise expressly discussed, all operating results for 2020 and 2021 only reflect the Company’s continuing operations and exclude the discontinued operations of the Company’s former Suttle business.

First Quarter 2021 Summary

●	Consolidated sales were $10.2 million in Q1 2021 compared to $9.2 million in Q1 2020.

●	The Company incurred an operating loss from continuing operations of $2.1 million in Q1 2021 compared to an operating loss from continuing operations of $1.2 million in Q1 2020.

●	Net loss from continuing operations was $2.2 million, or ($0.23) per diluted share in Q1 2021, compared to net loss from continuing operations of $809,000, or ($0.09) per diluted share, in Q1 2020.

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

General Risks and Uncertainties:

In addition to these factors and the specific factors related to the Company's two business segments listed below, there are factors related to the Company’s pending sale of its E&S segment subsidiaries to Lantronix, including:

●	The Company’s ability to obtain shareholder approval for the sale to Lantronix;

●	Conditions to the closing of the sale to Lantronix may not be satisfied or the sale may involve unexpected costs, liabilities or delays;

●	Up to $7 million of the purchase price is structured in the form of an earnout based on revenues generated by Lantronix in the 360 days following closing, and there is no guaranty that sufficient revenues will be recognized for the earnout to be paid to the Company;

●	How the restrictions placed on the Company’s ability to actively solicit competing bids, and the obligation for the Company to pay a termination fee of $875,000 under certain circumstances, might deter other potential acquirers of the Electronics and Software segment;

●	Conditions to the closing of the previously announced CSI-Pineapple merger may not be satisfied or the merger may involve unexpected costs, liabilities or delays;

●	Related to the CSI-Pineapple announced merger, the Company’s ability to successfully sell its other existing operating business assets and its real estate assets at a value close to their current fair market value and distribute these proceeds to its existing shareholder base;

●	The fact that the continuing CSI-Pineapple entity will be entitled to retain ten percent of the net proceeds of CSI legacy assets that are sold pursuant to agreements entered into after the effective date of the CSI-Pineapple closing;

●	The occurrence of any other risks to consummation of the sale to Lantronix or the CSI-Pineapple merger, including the risk that the sale to Lantronix or CSI-Pineapple merger will not be consummated within the expected time period or any event, change or other circumstances that could give rise to the termination of the sale to Lantronix or the CSI-Pineapple merger;

●	Risks that the Lantronix transaction and the CSI-Pineapple merger will disrupt current CSI plans and operations or that the business or stock price of CSI may suffer as a result of uncertainty surrounding the Lantronix transaction and the CSI-Pineapple merger;

●	The outcome of any legal proceedings related to the sale to Lantronix or the CSI-Pineapple merger;

●	The fact that CSI cannot yet determine the exact amount and timing of any pre-CSI-Pineapple merger cash dividends or the value of the Contingent Value Rights that CSI intends to distribute to its shareholders immediately prior to the effective date of the CSI-Pineapple merger;

●	Any short-term or long-term effect that the COVID-19 Pandemic may have on the American and world economies generally, or us as a manufacturing entity, including our ability to manufacture, market, and sell our products while complying with applicable or otherwise appropriate social distancing policies, as discussed throughout the “Forward-looking statements” section and more thoroughly below in the section “Impact of COVID-19 Pandemic”;

●	The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Electronics & Software Segment Risks and Uncertainties:

●	The ability to maintain customer and supplier relationships and key employees during the period between signing the definitive agreement to sell this segment to Lantronix and closing on the transaction;

●	The ability of this segment to develop and sell new products, including intelligent edge solutions, for new and existing markets at a level adequate to counter the decline in sales of its traditional products;

●	The ability to develop, field test, manufacture and sell new products in sufficient quantities to achieve profitability;

●	The ability to sustain meaningful product differentiation and achieve substantial gross margins;

●	Reliance on contract manufacturers and OEMs to supply it with components and products in a timely manner as we develop and introduce new products;

●	The fact that as an aftermath of the COVID-19 Pandemic, the Company has faced some slowdown and uncertainty with respect the future delivery of components of some of its products, including publicized computer chip shortages and longer supplier lead times for components;

●	The fact that as this segment has more success in selling its products, including PoE products, as part of major infrastructure projects, it may experience significant fluctuations in quarter-to-quarter and year-to-year revenue and profitability; and

●	Our ability to manage an inventory of components and finished products that is complex and complicated by our need to maintain a significant inventory of components (i) that may be or become in short supply or discontinued by the component manufacturer, (ii) that must be purchased in bulk to obtain favorable pricing, or (iii) that require long lead times. These factors may result in this business segment purchasing and maintaining significant amounts of inventory, that if not used or expected to be used based on anticipated production requirements, (i) may become excess or obsolete and (ii) could result in sales price reductions or inventory write-downs that could adversely affect this business and results of operations.

Services & Support Segment Risks and Uncertainties:

●	Our ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer, particularly because the Company was not selected as the primary vendor on the next multi-year project for this school district customer, but has been selected as the secondary vendor for structured cabling and enterprise networking;

●	Our ability to expand to other educational customers;

●	Our ability to profitably increase our business serving small and medium-sized (“SMB”) commercial businesses as well as any decreased spending by our existing SMB customers due to uncertainty or lower customer demand due to the COVID-19 pandemic;

●	Our ability to successfully and profitably manage a large number of small accounts;

●	Our ability to establish and maintain a productive and efficient workforce;

●	Our ability to compete in a fast growing and large field of SD-WAN competitors, some whom have more features than our current product offering; and

●	Our ability to continue to integrate the recently acquired Ecessa SD-WAN business and the IVDesk private cloud services into the Services & Support operating segment.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company's most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions and instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. We experienced supply chain and demand disruptions during 2020 and the first quarter of 2021, as well as higher logistics and operational costs due to the COVID-19 pandemic. At the same time, we have seen an increase in demand for our fiber and high-speed products as customers are looking to upgrade their networks. As noted below, we are also seeing delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customer or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. In addition, as noted above, we have faced some slowdown and uncertainty with respect to the future delivery of components of some of our products, including publicized chip shortages and longer supplier lead time for other components. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

Three Months Ended March 31, 2021 Compared to

Three Months Ended March 31, 2020

Consolidated sales increased 10.9% in the first quarter of 2021 to $10,159,000 compared to $9,163,000 in the same period of 2020. Consolidated operating loss from continuing operations in the first quarter of 2021 increased to $2,147,000 from an operating loss from continuing operations of $1,224,000 in the first quarter of 2020. Net loss from continuing operations in the first quarter of 2021 was $2,161,000 or $ (0.23) per share compared to net loss from continuing operations of $809,000 or $ (0.09) per share in the first quarter of 2020.

Electronics & Software

Electronics & Software sales decreased 2% to $8,365,000 in the first quarter of 2021 compared to $8,536,000 in 2020. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. First quarter sales by region are presented in the following table:

	Electronics & Software Sales by Region
	2021	2020
North America	$7,201,000	$7,448,000
International	1,164,000	1,088,000
	$8,365,000	$8,536,000

The following table summarizes the 2021 and 2020 first quarter sales by its major product groups:

	Electronics & Software Sales by Product Group
	2021	2020
Intelligent edge solutions	$3,713,000	$3,354,000
Traditional products	4,652,000	5,182,000
	$8,365,000	$8,536,000

Sales in North America decreased $247,000, or 3%, primarily due to supply chain constraints in addition to delayed project spending by customers due to the COVID-19 pandemic. International sales increased $76,000, or 7%, primarily due to growth in the Asia Pacific region of sales of our traditional products. Sales of Intelligent edge solutions (“IES”) products increased 11% or $359,000 due to an uptick in our core IES media converter products by Federal agencies and an uptick in our Switch products used in security and surveillance applications. Traditional product sales decreased 10% or $530,000 due to supply chain constraints in addition to delayed project spending by customers due to the COVID-19 pandemic.

Gross profit on first quarter sales decreased to $3,584,000 in 2021 from $3,729,000 in 2020. Gross margin decreased to 42.8% in the first quarter of 2021 from 43.7% in 2020 primarily due to an unfavorable product mix including some lower margin sales on IES products sold to Federal agencies due to competitive bidding. Selling, general and administrative expenses decreased 7% to $3,608,000, or 43.1% of sales, in the first quarter of 2021 compared to $3,897,000, or 45.7% of sales, in the first quarter of 2020 due to reduced travel, marketing and personnel expenses, in part due to steps taken by management in response to the COVID-19 pandemic.

Electronics & Software incurred an operating loss of $24,000 in the first quarter of 2021 compared to an operating loss of $168,000 in the first quarter of 2020, primarily due to lower sales and gross margin.

Services & Support

Services & Support sales increased 134% to $1,938,000 in the first quarter of 2021 compared to $827,000 in 2020.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$424,000	$94,000
Healthcare	253,000	190,000
Education	63,000	93,000
Other commercial clients	1,054,000	250,000
CSI IT operations	144,000	200,000
	$1,938,000	$827,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$385,000	$141,000
Services & support revenue	1,553,000	686,000
	$1,938,000	$827,000

Revenues from the education sector decreased $30,000 or 32% in the first quarter of 2021 as compared to the 2020 first quarter due to the substantial completion of projects from the Company’s Florida school district customer. The Company was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from sales to SMBs, which are primarily financial, healthcare and commercial clients increased $1,197,000 or 224% in the first quarter of 2021 as compared to the first quarter of 2020 due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. Project and product revenue increased $244,000 or 173% in the first quarter of 2021 as compared to the first quarter of 2020 due primarily to the acquisition of Ecessa and its SD-WAN products. Services and support revenue increased $867,000 or 126% as compared to the same quarter of the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $597,000 in revenue during the quarter. Overall, Ecessa contributed $653,000 in revenue during the quarter.

Gross profit increased 275% to $776,000 in the first quarter of 2021 compared to $207,000 in the same period in 2020. Gross margin increased to 40.0% in the first quarter of 2021 compared to 25.0% in 2020 due to the increase in services & support revenue, which has higher margins. Selling, general and administrative expenses increased 198% in the first quarter of 2021 to $979,000, or 50.5% of sales, compared to $328,000, or 39.7% of sales, in the first quarter of 2020 due to the May 2020 acquisition of Ecessa and the inclusion of its general and administrative costs that are not included in the prior year.

Services & Support reported an operating loss of $203,000 in the first quarter of 2021 compared to an operating loss of $121,000 in the same period of 2020, primarily due to increased selling, general and administrative expenses, including amortization expense.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations. Prior to 2019, the Company would estimate annual revenue and headcount for each reporting segment and then allocate a portion of shared service corporate overhead costs based on these metrics. Because the Company began presenting its former Suttle segment as discontinued operations in 2019, allocated costs associated with Suttle were included within “Other.”

Other corporate costs increased by $985,000 due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger and the April 29, 2021 announced sale of Transition Networks and Net2Edge (the Company’s Electronics & Software operating segment).

Income Taxes

The Company’s loss from continuing operations before income taxes was $2,160,000 in the first quarter of 2021 compared to a loss from continuing operations before income taxes of $813,000 in the first quarter of 2020. The Company’s effective income tax rate was (0.1%) in the first quarter of 2021 and 0.5% in 2020. This effective tax rate for 2021 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $21,001,000 in cash, cash equivalents, restricted cash, and liquid investments. Of this amount, $11,530,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $6,254,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2021.

The Company had working capital of $26,946,000 at March 31, 2021, consisting of current assets of approximately $33,663,000 and current liabilities of $6,717,000 compared to working capital of $28,320,000 at December 31, 2020 consisting of current assets of $35,758,000 and current liabilities of $7,438,000.

Cash flow provided by operating activities was approximately $200,000 in the first three months of 2021 and $241,000 generated in the same period of 2020. Significant working capital changes from December 31, 2020 to March 31, 2021 included a decrease in receivables and inventories of $1,506,000 and $478,000, respectively.

Net cash provided by investing activities was $2,092,000 in first three months of 2021 compared to $6,504,000 in 2020, due to lower proceeds from the maturity of investments and proceeds from the Suttle sale, included in discontinued operations in the prior year.

Net cash used in financing activities was $655,000 in the first three months of 2021 compared to $274,000 used in financing activities in 2020. The Company paid $550,000 in contingent consideration related to the November 2020 IVDesk acquisition. Cash dividends paid on common stock decreased to $11,000 in 2021 from $190,000 in 2020 ($0.02 per common share). Dividends paid in 2021 consisted only of accrued dividends that were paid on deferred stock or restricted stock units that vested and were issued in 2021. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $29,000 in 2021 and $24,000 in 2020. The Company acquired $123,000 and $55,000 in 2021 and 2020, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company has not acquired Company stock during the first three months of 2021 under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At March 31, 2021, there remained $341,000 under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

Line of Credit

As discussed above in Note 10, on August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility, that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement.

The Company had no outstanding borrowings against the line of credit, or the prior facility, at March 31, 2021 and $2,101,000 was available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75% (2.0% at March 31, 2021). The Credit Agreement expires August 28, 2021 and is secured by government securities owned and pledged by the Company.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2020 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies during the three months ended March 31, 2021.

The Company’s accounting policies have been consistently applied in all material respects and disclose matters such as allowance for doubtful accounts, sales returns, inventory valuation, warranty expense, income taxes, revenue recognition, asset impairment recognition, and foreign currency translation. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Management reviews these estimates and judgments on an ongoing basis.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At March 31, 2021 our bank line of credit carried a variable interest rate based on LIBOR plus 1.25%. As noted above, we had no outstanding borrowings at March 31, 2021.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we concluded that our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending March 31, 2021, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	—	$—	—	$341,242
February 2021	—	—	—	341,242
March 2021	20,607	5.99	—	341,242
Total	20,607	$5.99	—	$341,242

(1)	The total number of shares purchased includes: shares purchased under the Board’s authorization, including market purchases and privately negotiated purchases.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.1	Press Release dated May 7, 2021 Announcing 2021 First Quarter Results

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

		By	/s/ Anita Kumar
Anita Kumar
Date:	May 7, 2021		Chief Executive Officer

/s/ Mark Fandrich
Mark Fandrich
Date:	May 7, 2021		Chief Financial Officer