Form 10-Q
period 2021-06-30
COMMUNICATIONS SYSTEMS INC
filed 2021-08-16
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______to  _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 2, 2021	9,717,813

INTRODUCTORY NOTE

As disclosed in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Recent Development: Proposed Merger with Pineapple Energy” and “Recent Development: Sale of E&S Segment Businesses” and Note 16 of Notes to Financial Statements in Part I, Item 1, Financial Information, on March 1, 2021 and April 28, 2021, respectively, Communications Systems, Inc. (“CSI” or the “Company”) entered into (i) the Pineapple Merger agreement, which is subject to CSI shareholder approval, and (ii) the E&S Segment Sale securities purchase agreement, which was subject to CSI shareholder approval and closed on August 2, 2021.

The financial statements, notes to financial statements, Management's Discussion and Analysis, and other information contained in this Form 10-Q are based on the Company’s financial operations in the 2021 second quarter and except as expressly forth in this Form 10-Q, do not reflect the effect of these transactions.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
		Audited
	June 30	December 31
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$14,884,643	$13,092,484
Investments	1,705,035	2,759,024
Trade accounts receivable, less allowance for
doubtful accounts of $153,000 and $121,000, respectively	8,729,795	10,177,445
Inventories, net	7,931,875	8,696,880
Prepaid income taxes	17,388	35,948
Other current assets	857,520	996,472
TOTAL CURRENT ASSETS	34,126,256	35,758,253
PROPERTY, PLANT AND EQUIPMENT, net	6,955,565	7,242,072
OTHER ASSETS:
Investments	5,795,340	7,109,212
Goodwill	2,086,393	2,086,393
Operating lease right of use asset	311,746	413,415
Intangible assets, net	2,551,052	2,775,361
Other assets, net	170,980	171,619
TOTAL OTHER ASSETS	10,915,511	12,556,000
TOTAL ASSETS	$51,997,332	$55,556,325
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,618,279	$2,378,449
Accrued compensation and benefits	1,706,396	2,298,075
Operating lease liability	205,233	213,553
Other accrued liabilities	1,396,480	1,524,515
Accrued consideration	—	550,000
Dividends payable	4,849	16,147
Deferred revenue	607,539	456,912
TOTAL CURRENT LIABILITIES	7,538,776	7,437,651
LONG TERM LIABILITIES:
Long-term compensation plans	73,407	116,460
Operating lease liability	97,174	197,308
Deferred revenue	399,156	310,179
TOTAL LONG-TERM LIABILITIES	569,737	623,947
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $0.05 per share; 30,000,000 shares authorized;
9,470,424 and 9,321,927 shares issued and outstanding, respectively	473,521	466,096
Additional paid-in capital	44,053,498	43,572,114
Retained earnings (accumulated deficit)	(7,772)	4,135,284
Accumulated other comprehensive loss	(630,428)	(678,767)
TOTAL STOCKHOLDERS' EQUITY	43,888,819	47,494,727
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,997,332	$55,556,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Sales	$10,996,802	$9,627,952	$21,156,117	$18,790,694
Cost of sales	6,389,247	6,147,904	12,331,924	11,573,499
Gross profit	4,607,555	3,480,048	8,824,193	7,217,195
Operating expenses:
Selling, general and administrative expenses	4,989,608	4,731,887	10,160,867	9,672,558
Transaction costs	1,278,826	394,366	2,470,721	414,585
Total operating expenses	6,268,434	5,126,253	12,631,588	10,087,143
Operating loss from continuing operations	(1,660,879)	(1,646,205)	(3,807,395)	(2,869,948)
Other income (expenses):
Investment and other (expense) income	(292,454)	288,481	(303,309)	400,238
Gain on sale of assets	15,894	—	15,894	308,403
Interest and other expense	(2,661)	(9,498)	(4,938)	(19,091)
Other (expense) income, net	(279,221)	278,983	(292,353)	689,550
Operating loss from continuing operations before income taxes	(1,940,100)	(1,367,222)	(4,099,748)	(2,180,398)
Income tax (benefit) expense	(613)	(446)	590	(4,903)
Net loss from continuing operations	(1,939,487)	(1,366,776)	(4,100,338)	(2,175,495)
Net (loss) income from discontinued operations, net of tax	—	(568,745)	—	1,744,607
Net loss	(1,939,487)	(1,935,521)	(4,100,338)	(430,888)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	2,652	24,549	(6,647)	10,097
Foreign currency translation adjustment	35,255	(8,902)	54,986	(141,005)
Total other comprehensive income (loss)	37,907	15,647	48,339	(130,908)
Comprehensive (loss) income	$(1,901,580)	$(1,919,874)	$(4,051,999)	$(561,796)

Basic net (loss) income per share:
Continuing operations	$(0.20)	$(0.15)	$(0.44)	$(0.24)
Discontinued operations	—	(0.06)	—	0.19
	$(0.20)	$(0.21)	$(0.44)	$(0.05)

Diluted net (loss) income per share:
Continuing operations	$(0.20)	$(0.15)	$(0.44)	$(0.24)
Discontinued operations	—	(0.06)	—	0.19
	$(0.20)	$(0.21)	$(0.44)	$(0.05)

Weighted Average Basic Shares Outstanding	9,461,861	9,350,344	9,397,582	9,307,967
Weighted Average Dilutive Shares Outstanding	9,461,861	9,350,344	9,397,582	9,307,967
Dividends declared per share	$—	$0.02	$—	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2021

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
BALANCE AT DECEMBER 31, 2020	9,321,927	$466,096	$43,572,114	$4,135,284	$(678,767)	$47,494,727
Net loss	—	—	—	(4,100,338)	—	(4,100,338)
Issuance of common stock under
Employee Stock Purchase Plan	9,540	477	48,532	—	—	49,009
Issuance of common stock to
Employee Stock Ownership Plan	72,203	3,610	326,358	—	—	329,968
Issuance of common stock under
Executive Stock Plan	95,881	4,794	—	—	—	4,794
Share based compensation	—	—	242,332	—	—	242,332
Other share retirements	(29,127)	(1,456)	(135,838)	(42,713)	—	(180,007)
Shareholder dividends ($0.00 per share)	—	—	—	(5)	—	(5)
Other comprehensive income	—	—	—	—	48,339	48,339
BALANCE AT JUNE 30, 2021	9,470,424	$473,521	$44,053,498	$(7,772)	$(630,428)	$43,888,819

For the Three Months Ended June 30, 2021
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
BALANCE AT MARCH 31, 2021	9,448,129	$472,406	$43,969,776	$1,948,084	$(668,335)	$45,721,931
Net loss	—	—	—	(1,939,487)	—	(1,939,487)
Issuance of common stock under
Employee Stock Purchase Plan	3,893	195	23,008	—	—	23,203
Issuance of common stock under
Executive Stock Plan	26,922	1,346	—	—	—	1,346
Share based compensation	—	—	100,496	—	—	100,496
Other share retirements	(8,520)	(426)	(39,782)	(16,366)	—	(56,574)
Shareholder dividends ($0.00 per share)	—	—	—	(3)	—	(3)
Other comprehensive income	—	—	—	—	37,907	37,907
BALANCE AT JUNE 30, 2021	9,470,424	$473,521	$44,053,498	$(7,772)	$(630,428)	$43,888,819
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Six Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282
Net loss	—	—	—	(430,888)	—	(430,888)
Issuance of common stock under
Employee Stock Purchase Plan	8,069	403	41,653	—	—	42,056
Issuance of common stock to
Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under
Executive Stock Plan	48,584	2,429	5,180	—	—	7,609
Share based compensation	—	—	176,627	—	—	176,627
Other share retirements	(23,975)	(1,199)	(110,609)	(7,117)	—	(118,925)
Shareholder dividends ($0.04 per share)	—	—	—	(381,258)	—	(381,258)
Other comprehensive loss	—	—	—	—	(130,908)	(130,908)
BALANCE AT JUNE 30, 2020	9,351,486	$467,573	$43,495,046	$3,830,132	$(828,572)	$46,964,179

For the Three Months Ended June 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT MARCH 31, 2020	9,346,966	$467,347	$43,381,778	$5,957,796	$(844,219)	$48,962,702
Net loss	—	—	—	(1,935,521)	—	(1,935,521)
Issuance of common stock under
Employee Stock Purchase Plan	4,520	226	19,933	—	—	20,159
Issuance of common stock under
Executive Stock Plan	2,000	100	5,180	—	—	5,280
Share based compensation	—	—	97,459	—	—	97,459
Other share retirements	(2,000)	(100)	(9,304)	(735)	—	(10,139)
Shareholder dividends ($0.02 per share)	—	—	—	(191,408)	—	(191,408)
Other comprehensive income	—	—	—	—	15,647	15,647
BALANCE AT JUNE 30, 2020	9,351,486	$467,573	$43,495,046	$3,830,132	$(828,572)	$46,964,179
The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,100,338)	$(430,888)
Net income from discontinued operations, net of tax	—	1,744,607
Net loss from continuing operations	(4,100,338)	(2,175,495)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	505,339	429,800
Share based compensation	242,332	176,627
Deferred taxes	—	9,534
Investment impairment loss	260,182	—
Gain on sale of assets	(15,894)	(303,898)
Changes in assets and liabilities:
Trade accounts receivable	1,422,527	2,200,300
Inventories	765,005	(1,372,814)
Prepaid income taxes	18,561	(14,136)
Other assets, net	156,341	409,003
Accounts payable	1,239,167	879,851
Accrued compensation and benefits	(305,375)	(671,164)
Other accrued liabilities	104,810	(488,731)
Net cash provided by operating activities - continuing operations	292,657	(921,123)
Net cash used in operating activities - discontinued operations	—	(1,216,374)
Net cash provided by (used in) operating activities	292,657	(2,137,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,082)	(89,240)
Acquisition of business, net of cash acquired	—	(3,984,447)
Purchases of investments	—	(9,316,544)
Proceeds from the sale of property, plant and equipment	16,248	420,000
Proceeds from the sale of investments	2,130,204	14,024,125
Net cash provided by investing activities - continuing operations	2,136,370	1,053,894
Net cash provided by investing activities - discontinued operations	—	7,992,340
Net cash provided by investing activities	2,136,370	9,046,234
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,303)	(375,742)
Proceeds from issuance of common stock, net of shares withheld	53,803	49,665
Payment of contingent consideration related to acquisition	(550,000)	—
Purchase of common stock	(180,007)	(118,925)
Net cash used in financing activities	(687,507)	(445,002)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	50,639	(45,588)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,792,159	6,418,147
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,092,484	14,607,510
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$14,884,643	$21,025,657
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(17,971)	$4,602
Interest paid	4,639	19,036
Dividends declared not paid	4,849	205,878
Operating right of use assets obtained in exchange for lease obligations	—	208,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that has classified its business into two segments: (1) the Electronics & Software segment (consisting of US-based subsidiary Transition Networks and UK-based subsidiary Net2Edge) which (i) manufactures and sells solutions that provide actionable intelligence, power and connectivity at the edge of networks through PoE products, software and services as well as traditional products such as media converters, network adapters and other connectivity products and (ii) designs, develops, and sells edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market; and (2) the Services and Support segment (consisting of subsidiaries JDL and Ecessa), which (i) provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment and (ii) designs, develops, and sells SD-WAN (software-designed wide-area network) solutions.

As described in Note 16 of Notes to Financial Statements, on August 2, 2021, the Company and Lantronix, Inc. completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to the securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”).

For purposes of this Form 10-Q, the Company classifies its businesses into the two segments discussed above. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheet as of June 30, 2021, the related condensed consolidated statements of loss and comprehensive loss, the condensed consolidated statements of changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the periods ended June 30, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 Annual Report to Shareholders on Form 10-K (“2020 Form 10-K”). The results of operations for the period ended June 30, 2021 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

			Accumulated Other Comprehensive Loss
			Other
	Foreign Currency	Unrealized gain	Comprehensive
	Translation	(loss) on securities	Loss
December 31, 2020	$(700,000)	$21,000	$(679,000)

Net current period change	56,000	(7,000)	49,000

June 30, 2021	$(644,000)	$14,000	$(630,000)

NOTE 2 – REVENUE RECOGNITION

Electronics & Software

The Company has determined that the revenue recognition for its Electronics & Software segment occurs upon delivery of the Company’s connectivity infrastructure and data transmission products. To determine when revenue should be recognized, it is important to determine when the transfer of control has occurred. The Company has determined that control transfers for these products upon shipment or delivery to the customer, in accordance with the agreed-upon shipping terms. As such, the timing of revenue recognition occurs at a specific point in time.

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

For the Electronics & Software segment, we analyze revenue by region and product group, which is as follows for the three and six months ended June 30, 2021 and 2020:

	Electronics & Software Sales by Region
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
North America	$7,721,000	$6,898,000	$14,921,000	$14,346,000
International	1,586,000	1,389,000	2,750,000	2,477,000
	$9,307,000	$8,287,000	$17,671,000	$16,823,000

	Electronics & Software Sales by Product Group
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Intelligent edge solutions	$3,779,000	$3,023,000	$7,492,000	$6,377,000
Traditional products	5,528,000	5,264,000	10,179,000	10,446,000
	$9,307,000	$8,287,000	$17,671,000	$16,823,000

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the three and six months ended June 30, 2021 and 2020:

	Services & Support Revenue by Customer Group
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Financial	$399,000	$103,000	$824,000	$196,000
Healthcare	245,000	240,000	498,000	430,000
Education	85,000	626,000	149,000	719,000
Other commercial clients	960,000	371,000	2,013,000	621,000
CSI IT operations	144,000	185,000	288,000	386,000
	$1,833,000	$1,525,000	$3,772,000	$2,352,000

	Services & Support Revenue by Type
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Project & product revenue	$245,000	$746,000	$630,000	$886,000
Services & support revenue	1,588,000	779,000	3,142,000	1,466,000
	$1,833,000	$1,525,000	$3,772,000	$2,352,000

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

The financial results of the discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Sales	$—	$—	$—	$3,025,000
Cost of sales	—	—	—	2,050,000
Selling, general and administrative expenses	—	—	—	500,000
Restructuring expenses	—	445,000	—	764,000
Gain on sale of assets	—	122,000	—	(2,039,000)
Operating income before income taxes	—	(567,000)	—	1,750,000
Income tax expense	—	2,000	—	5,000
Income from discontinued operations	$—	$(569,000)	$—	$1,745,000

During the six months ended June 30, 2020, the Company recorded $764,000 in restructuring expense. This consisted of severance and related benefits costs due to the sale of the remainder of Suttle’s business lines and the closure of the plant. The Company had no restructuring costs for the three and six months ended June 30, 2021, paid $249,000 in restructuring charges during the first six months of 2021 and had $3,000 in restructuring accruals recorded in accrued compensation and benefits at June 30, 2021 that are expected to be paid during the third quarter of 2021.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term investments as of June 30, 2021 and December 31, 2020:

June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$11,564,000	$—	$—	$11,564,000	$11,564,000	$—	$—
Subtotal	11,564,000	—	—	11,564,000	11,564,000	—	—

Investments:
Corporate Notes/Bonds	6,228,000	2,000	(2,000)	6,228,000	—	1,705,000	4,523,000
Convertible Debt	374,000	—	—	374,000	—	—	374,000
Subtotal	6,602,000	2,000	(2,000)	6,602,000	—	1,705,000	4,897,000

Total	$18,166,000	$2,000	$(2,000)	$18,166,000	$11,564,000	$1,705,000	$4,897,000

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000	$9,424,000	$—	$—
Subtotal	9,424,000	—	—	9,424,000	9,424,000	—	—

Investments:
Commercial Paper	700,000	—	—	700,000	—	700,000	—
Corporate Notes/Bonds	7,658,000	7,000	(1,000)	7,664,000	—	2,059,000	5,605,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	8,963,000	7,000	(1,000)	8,969,000	—	2,759,000	6,210,000

Total	$18,387,000	$7,000	$(1,000)	$18,393,000	$9,424,000	$2,759,000	$6,210,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2021:

	Amortized Cost	Estimated Market Value
Due within one year	$1,705,000	$1,705,000
Due after one year through five years	4,897,000	4,897,000
	$6,602,000	$6,602,000

During the second quarter of 2021, the Company recognized a realized loss on its convertible debt investments and recorded $260,000 in expense within investment and other income (expense) in the accompanying condensed consolidated statement of loss and comprehensive loss. The Company did not recognize any gross realized gains during either of the three or six-month periods ending June 30, 2021 and did not recognize any gross realized gains or losses during either of the three or six-month periods ending June 30, 2020.

In April 2020, the Company made an $899,000 investment in the common stock of Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. This investment was important for the Company’s Electronics & Software segment because this segment was partnering with Quortus to integrate the Quortus Private LTE core in existing and new products for that segment’s federal business, network extensions, and private networks for enterprises. The Company’s investment represents less than 10% of the outstanding equity of Quortus Ltd. The Company uses the cost method to account for investments in common stock of entities such as Quortus if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters.

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The most recent term ended June 30, 2021. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2021, after giving effect to the shares issued as of that date, 59,303 shares remain available for future issuance under the ESPP. The ESPP was suspended effective March 31, 2021 due to conditions of the Pineapple Merger Agreement.

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

At June 30, 2021, 526,913 shares have been issued under the 2011 Incentive Plan, 1,168,630 shares are subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 804,457 shares are eligible for grant under future awards.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Incentive Plan over the period December 31, 2020 to June 30, 2021:

			Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2020	1,173,190	$6.52	3.35
Awarded	—	—
Exercised	—	—
Forfeited	(103,265)	12.43
Outstanding – June 30, 2021	1,069,925	5.95	3.14

Exercisable at June 30, 2021	904,263	$6.20	2.72
Expected to vest June 30, 2021	1,069,925	5.95	3.14

The aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at June 30, 2021 was $2,129,000. The intrinsic value of all options exercised during the six months ended June 30, 2021 was $0. Net cash proceeds from the exercise of all stock options were $0 in each of the six-month periods ended June 30, 2021 and 2020.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Incentive Plan over the period December 31, 2020 to June 30, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2020	272,695	$3.91
Granted	—	—
Vested	(95,881)	3.72
Forfeited	(78,109)	3.56
Outstanding – June 30, 2021	98,705	4.36

Compensation Expense

Share-based compensation expense recognized for the six months ended June 30, 2021 was $242,000 before income taxes and $191,000 after income taxes. Share-based compensation expense recognized for the six months ended June 30, 2020 was $177,000 before income taxes and $140,000 after income taxes. Unrecognized compensation expense for the Company’s plans was $322,000 at June 30, 2021 and is expected to be recognized over a weighted-average period of 2.1 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

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

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	June 30	December 31
	2021	2020
Finished goods	$7,217,000	$7,871,000
Raw and processed materials	715,000	826,000
	$7,932,000	$8,697,000

NOTE 7 – BUSINESS COMBINATIONS

On May 14, 2020, in a reverse triangular merger, the Company completed the acquisition of 100% of Ecessa Corporation. Ecessa designs and distributes software-defined wide area networking (SD-WAN) solutions for businesses through the deployment of over 10,000 field installations (since 2002) of Ecessa Edge®, PowerLink®, and WANworX® controllers. The acquisition expands the Company’s IoT intelligent edge products and services and provides opportunities to expand the Company’s services platform. The purchase price was $4,642,000, with cash acquired totaling $666,000. The purchase price includes initial consideration of $4,666,000 and $(24,000) in working capital adjustments.

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

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”). IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. The acquisition expands the

Company’s monthly recurring revenue service model, bringing additional resources and experience in cloud-delivered applications. The purchase price was $1,368,000 and includes initial consideration of $950,000, working capital adjustments of $(132,000), and $550,000 in contingent consideration, which the Company agreed to pay in additional consideration upon retaining a certain customer level 120 days after closing. During March 2021, upon meeting the requirements of the earn-out, the Company paid the Receiver the additional consideration. At June 30, 2021, the Company had no further liabilities related to the contingent consideration.

The assets and liabilities of IVDesk are recorded in the consolidated balance sheet within the Services & Support segment at June 30, 2021. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $1,500,000, including property, plant, and equipment of $35,000, goodwill of $745,000 and intangible assets of $720,000, and total liabilities of $132,000. Identifiable intangible assets are definite-lived assets. These assets include customer relationships and have a weighted average amortization period of 8 years, which matches the weighted average useful life of the assets.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2020 and six months ended June 30, 2021 by company are as follows:

	Ecessa	IVDesk	Total
January 1, 2020	$—	$—	$—

Acquisition	1,341,000	745,000	2,086,000

December 31, 2020	$1,341,000	$745,000	$2,086,000

June 30, 2021	$1,341,000	$745,000	$2,086,000

Gross goodwill	1,341,000	745,000	2,086,000
Accumulated impairment loss	—	—	—
Balance at June 30, 2021	$1,341,000	$745,000	$2,086,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$101,000	$(9,000)	$92,000
Non-compete Agreements	80,000	(29,000)	51,000
Customer Relationships	1,010,000	(123,000)	887,000
Internally Developed Software	1,800,000	(279,000)	1,521,000
	$2,991,000	$(440,000)	$2,551,000

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$90,000	$(5,000)	$85,000
Non-compete Agreements	80,000	(16,000)	64,000
Customer Relationships	1,010,000	(34,000)	976,000
Internally Developed Software	1,800,000	(150,000)	1,650,000
	$2,980,000	$(205,000)	$2,775,000

Amortization expense on these identifiable intangible assets was $236,000 and $0 in first six months of 2021 and 2020 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
Q2 - Q4 2021	$221,000
2022	442,000
2023	426,000
2024	415,000
2025	381,000
Thereafter	666,000

NOTE 9 – CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

On June 28, 2021, CSI entered into a securities purchase agreement with a group of institutional investors (the “PIPE Investors”) to make a $25.0 million private placement investment in CSI in connection with the closing of the previously announced merger transaction between CSI and Pineapple Energy, LLC (“Pineapple”). Proceeds of this investment will used primarily to fund Pineapple strategic initiatives. The closing of the financing is subject to approval of CSI’s shareholders and other customary conditions.

Under the terms of the securities purchase agreement, the PIPE Investors have agreed to purchase $25.0 million in newly authorized CSI Series A Convertible Preferred Stock convertible at a price of $3.40 per share into CSI common stock, with five year warrants to purchase an additional $25.0 million of common shares at that same price (the “PIPE Offering”). The PIPE Offering is expected to close immediately following the consummation of the CSI-Pineapple merger transaction (the “Merger”). Therefore the PIPE Investors will invest in the post-Merger company, will not be entitled to receive any cash dividends paid prior to closing and will not receive the Contingent Value Rights (“CVRs”) to be issued to pre-Merger CSI shareholders.

CSI and one of the PIPE Investors, CrowdOut Capital LLC (“CrowdOut”), which has agreed, subject to the satisfaction of certain closing conditions, to purchase $9.0 million of the $25.0 million of Series A Convertible Preferred Stock, have also entered into a non-binding letter of intent for a $20.0 million term loan (the “Debt Transaction”) to be provided by CrowdOut to the Company to assist the combined CSI-Pineapple company fund the acquisitions of Hawaii Energy Connection (“HEC”) and E-GEAR, which are expected to close concurrently with the Merger. CrowdOut’s obligation to consummate the transactions in the PIPE Offering, including its obligation to purchase the CSI Series A Convertible Preferred Stock and warrants from the Company, is expressly conditioned on CrowdOut closing and funding the Debt Transaction pursuant to fully executed credit documents that are mutually acceptable to CSI and CrowdOut.

The Series A Convertible Preferred Stock will have no liquidation or dividend preference over CSI common stock and no voting rights until after converted into CSI common stock. Assuming conversion of the Series A Convertible Preferred Stock, the PIPE Investors would own approximately 7.35 million shares of the Company’s outstanding common stock immediately following the closing of the PIPE Offering, representing approximately 22% of CSI’s outstanding Common Stock after giving effect to the issuance of shares in the Merger, and approximately 14.7 million shares assuming exercise of all the warrants for cash, representing approximately 37% of CSI’s outstanding common stock after giving effect to the issuance of shares in the Merger and exercise of the warrants.

The Series A Convertible Preferred Stock and warrants will have anti-dilution provisions that would increase the number of shares issuable upon conversion or exercise, and lower the conversion or exercise price, if CSI issues equity securities at a price less than the conversion or exercise price at the time of such issuance. The securities purchase agreement also prohibits the combined company from conducting a new equity offering within 30 days of the closing, gives the PIPE Investors in the aggregate the right to purchase up to 25% of the equity securities in future CSI-Pineapple offerings within one year of closing and requires 30-day lock-up agreements of CSI common stock by certain CSI-Pineapple officers, directors and major shareholders following the closing. In connection with the transaction, CSI has agreed to file a registration statement on behalf of the PIPE Investors allowing them to resell the common stock into which the Series A Convertible Preferred Stock is convertible and the warrants are exercisable immediately after issuance. Closing is subject to the effectiveness of this registration statement and other customary closing conditions.

The foregoing descriptions of the (i) securities purchase agreement, (ii) the CSI Series A Convertible Preferred Stock, (iii) the warrant, (iv) the registration rights agreement, (v) the lock up agreement between the Company, certain CSI-Pineapple officers, directors and major shareholders and the PIPE Investors, and (vi) the letter agreement dated as of June 28, 2021 between Communications Systems, Inc. and CrowdOut Capital LLC confirming that the CrowdOut $9.0 million equity commitment is contingent on closing of the $20.0 million term loan do not purport to be complete and are qualified in their entirety by reference to the full text of these agreements, which are filed as Exhibit 10.1, 4.1, 4.2, 4.3, 10.2 and 10.3 to the Company’s Current Report on Form 8-K dated June 28, 2021 and are incorporated herein by reference.

NOTE 10 – DEBT

Line of Credit

On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5,000,000 line of credit facility agreement that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2,000,000, subject to the general terms of the credit agreement.

The Company had no outstanding borrowings against the line of credit, or the prior credit facility, at June 30, 2021 or December 31, 2020 and $2,101,000 of the credit line was available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75%, (2.0% at June 30, 2021). By its terms, the Credit Agreement was scheduled to expire on August 28, 2021 and was secured by government securities owned and pledged by the Company. The Credit Agreement contained financial covenants including a tangible net worth minimum. The Company was in compliance with its financial covenants at June 30, 2021. The Company did not plan to renew the Credit Agreement upon its expiration, and terminated the Credit Agreement effective August 13, 2021.

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

At June 30, 2021 there was $117,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of loss and comprehensive loss.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2017-2020 remain open to examination by the Internal Revenue Service and the years 2016-2020 remain open to examination by various state tax departments. The tax years from 2017-2020 remain open in Costa Rica.

The Company’s effective income tax rate was (0.0%) for the first six months of 2021. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 0.5% for the six months ended June 30, 2021. There were no additional uncertain tax positions identified in the first six months of 2021. The Company's effective income tax rate for the six months ended June 30, 2020 was 0.2%, and differed from the federal tax rate due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets.

NOTE 12 – SEGMENT INFORMATION

The Company classifies its businesses into two segments as follows:

•Electronics & Software: designs, develops and sells Intelligent Edge solutions that provide connectivity and power through PoE products and actionable intelligence to end devices in an IoT ecosystem through embedded and cloud-based management software. In addition, this segment continues to generate revenue from its traditional products consisting of media converters, NICs, and Ethernet switches that offer the ability to affordably integrate the benefits of fiber optics into any data network; and

•Services & Support: provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management.

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

Information concerning the Company’s continuing operations in these two segments for the three-month periods ended June 30, 2021 and 2020 are as follows:

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Three Months Ended June 30, 2021
Sales	$9,307,000	$1,833,000	$—	$(143,000)	$10,997,000
Cost of sales	5,204,000	1,185,000	—	—	6,389,000
Gross profit	4,103,000	648,000	—	(143,000)	4,608,000
Selling, general and
administrative expenses	3,592,000	878,000	663,000	(143,000)	4,990,000
Transaction costs	—	—	1,279,000	—	1,279,000
Operating income (loss)	511,000	(230,000)	(1,942,000)	—	(1,661,000)
Other (expense) income	(38,000)	16,000	(257,000)	—	(279,000)
Income (loss) before income tax	$473,000	$(214,000)	$(2,199,000)	$—	$(1,940,000)

Depreciation and amortization	$68,000	$139,000	$38,000	$—	$245,000

Capital expenditures	$—	$1,000	$—	$—	$1,000

Assets	$14,819,000	$7,624,000	$29,581,000	$(27,000)	$51,997,000

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Three Months Ended June 30, 2020
Sales	$8,287,000	$1,525,000	$—	$(184,000)	$9,628,000
Cost of sales	5,192,000	982,000	—	(26,000)	6,148,000
Gross profit	3,095,000	543,000	—	(158,000)	3,480,000
Selling, general and
administrative expenses	3,638,000	483,000	769,000	(158,000)	4,732,000
Transaction costs	—	—	394,000	—	394,000
Operating (loss) income	(543,000)	60,000	(1,163,000)	—	(1,646,000)
Other income	3,000	—	276,000	—	279,000
(Loss) income before income tax	$(540,000)	$60,000	$(887,000)	$—	$(1,367,000)

Depreciation and amortization	$76,000	$19,000	$123,000	$—	$218,000

Capital expenditures	$24,000	$—	$8,000	$—	$32,000

Assets	$16,825,000	$6,569,000	$33,984,000	$(27,000)	$57,351,000

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Six Months Ended June 30, 2021
Sales	$17,671,000	$3,772,000	$—	$(287,000)	$21,156,000
Cost of sales	9,985,000	2,347,000	—	—	12,332,000
Gross profit	7,686,000	1,425,000	—	(287,000)	8,824,000
Selling, general and
administrative expenses	7,200,000	1,857,000	1,391,000	(287,000)	10,161,000
Transaction costs	—	—	2,471,000	—	2,471,000
Operating income (loss)	486,000	(432,000)	(3,862,000)	—	(3,808,000)
Other (expense) income	(57,000)	16,000	(251,000)	—	(292,000)
Income (loss) before income tax	$429,000	$(416,000)	$(4,113,000)	$—	$(4,100,000)

Depreciation and amortization	$135,000	$293,000	$77,000	$—	$505,000

Capital expenditures	$4,000	$6,000	$—	$—	$10,000

	Electronics &	Services &		Intersegment
	Software	Support	Other	Eliminations	Total
Six Months Ended June 30, 2020
Sales	$16,823,000	$2,352,000	$—	$(384,000)	$18,791,000
Cost of sales	9,999,000	1,602,000	—	(27,000)	11,574,000
Gross profit	6,824,000	750,000	—	(357,000)	7,217,000
Selling, general and
administrative expenses	7,535,000	811,000	1,683,000	(357,000)	9,672,000
Transaction costs	—	—	415,000	—	415,000
Operating loss	(711,000)	(61,000)	(2,098,000)	—	(2,870,000)
Other income (expense)	17,000	—	673,000	—	690,000
Loss before income tax	$(694,000)	$(61,000)	$(1,425,000)	$—	$(2,180,000)

Depreciation and amortization	$147,000	$32,000	$251,000	$—	$430,000

Capital expenditures	$68,000	$1,000	$20,000	$—	$89,000

NOTE 13 – NET LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six months ended June 30, 2021 and 2020.  The Company calculates the dilutive effect of outstanding options using the treasury stock method. Due to the net losses in the first three and six months of 2021, there was no dilutive impact from stock options or unvested shares. Options totaling 328,229 and 421,208 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2021, respectively because the exercise price was greater than the average market price of common stock during the period and there were no shares from deferred stock awards that would not have been included for the three and six months ended June 30, 2021, because of unmet performance conditions. Options totaling 614,114 and 634,114 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2020, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 117,688 shares would not have been included for the three and six months ended June 30, 2020, because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, are summarized below:

	June 30, 2021

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market Funds	$11,564,000	$—	$—	$11,564,000
Subtotal	11,564,000	—	—	11,564,000

Short-term investments:
Corporate Notes/Bonds	—	1,705,000	—	1,705,000
Subtotal	—	1,705,000	—	1,705,000

Long-term investments:
Corporate Notes/Bonds	—	4,523,000	—	4,523,000
Convertible debt	—	—	374,000	374,000
Subtotal	—	4,523,000	374,000	4,897,000

Total	$11,564,000	$6,228,000	$374,000	$18,166,000

	December 31, 2020

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market Funds	$9,424,000	$—	$—	$9,424,000
Subtotal	9,424,000	—	—	9,424,000

Short-term investments:
Commercial Paper	—	700,000	—	700,000
Corporate Notes/Bonds	—	2,059,000	—	2,059,000
Subtotal	—	2,759,000	—	2,759,000

Long-term investments:
Corporate Notes/Bonds	—	5,605,000	—	5,605,000
Convertible debt	—	—	605,000	605,000
Subtotal	—	5,605,000	605,000	6,210,000

Current Liabilities:
Contingent Consideration	—	—	(550,000)	(550,000)
Subtotal	—	—	(550,000)	(550,000)

Total	$9,424,000	$8,364,000	$55,000	$17,843,000

The estimated fair value of contingent consideration as of December 31, 2020 was $550,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The Company paid the full amount of the contingent consideration during the first quarter of 2021 and there was no liability at June 30, 2021.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended June 30, 2021.

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

NOTE 16 – SUBSEQUENT EVENTS

On August 2, 2021, the Company and Lantronix, Inc. (“Lantronix”) completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to the securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”).

At the closing of the E&S Sale Transaction, Lantronix paid CSI approximately $24,160,000 in cash, which was based on $25,027,566 base purchase price, as adjusted by estimated closing net working capital. This amount may be further adjusted to reflect the final closing net working capital amount.

Under the securities purchase agreement, Lantronix has also agreed to pay CSI, if earned, earnout payments of up to $7.0 million payable following two successive 180-day intervals after the closing of the E&S Sale Transaction based on revenue targets for the business of the TN Companies as specified in the securities purchase agreement, subject to certain adjustments and allocations as further described in the securities purchase agreement. Concurrently with the closing of the transaction, CSI and Lantronix entered into a transition services agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix at CSI’s Minnetonka, Minnesota facility for a period of up to twelve months.

In contemplation of the closing of the E&S Sale Transaction, the employment of approximately 75 employees of CSI or the TN Companies were terminated. As provided in the securities purchase agreement, CSI is responsible for any severance obligations arising out of such termination. Lantronix hired 63 former employees effective as of the closing of the E&S Sale Transaction as described in the securities purchase agreement. The Company will record a charge in the third quarter of 2021 relating to employee severance payments that is expected to be approximately $1,250,000. The Company also expects to record a non-cash charge of approximately $325,000 relating to the acceleration and settlement of outstanding equity awards under the 2011 Executive Incentive Compensation Plan as described below.

The closing of the E&S Sale Transaction constituted a “Change in Control” as defined in the Company’s 2011 Executive Incentive Compensation Plan (“2011 Plan”) on August 2, 2021, the closing date of the E&S Sale Transaction. In accordance with the determinations and approvals of the Compensation Committee, effective on August 1, 2021, each Incentive Award granted and outstanding under the 2011 Plan and not otherwise forfeited or expired in accordance with its terms was fully vested and exercisable and any restrictions lapsed. After giving effect to such acceleration and vesting, on the August 2, 2021 closing date:

•All then-outstanding restricted stock units (RSUs”) were settled by exchanging them for the equivalent number of shares of the Company’s common stock specified in the respective RSU award agreements, with the shares of the Company’s common stock issued on settlement of the RSUs being issued and outstanding as of the closing date.

•All then-outstanding stock options having an exercise price less than the Fair Market Value (as defined in the 2011 Plan) on the closing date were settled by exchanging the options for a “net” number of shares of the Company’s common stock as if exercised on a net or cashless basis as provided in the 2011 Plan (for administrative convenience, rounded up to the next whole share), with the net shares of the Company’s common stock issued on settlement of these stock options being issued and outstanding as of the closing date.

•Following the disposition of the outstanding RSUs and stock options as described above, these Incentive Awards were terminated and cancelled as of the closing date.

•All then-outstanding stock options having an exercise price equal to or greater than the Fair Market Value on the closing date were terminated and cancelled as of the closing date without any payment therefor.

•Any required tax withholding not otherwise satisfied in cash on the closing date is being satisfied by the Company reducing the shares otherwise issuable to the holder of the Incentive Award by that number of whole shares (rounded up to the nearest whole share) having a Fair Market Value (as defined in the 2011 Plan) equal to the amount of any tax withholding required.

Immediately prior to the closing date, there were outstanding under the 2011 Plan stock options to purchase 995,530 shares of CSI common stock and RSUs for 98,705 shares of CSI common stock. Immediately following the closing date, there were no equity incentive awards outstanding under the 2011 Plan or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Development: Proposed Merger with Pineapple Energy

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

In addition, a full description of the terms of the Pineapple Merger will be provided in a combined Form S-4 Registration Statement/Proxy Statement for the shareholders of Communications Systems, Inc. (the “Pineapple Merger Proxy Statement”) to be filed with the SEC. CSI urges investors, shareholders and other interested persons to read, when available, the preliminary proxy statement as well as other documents filed with the SEC because these documents will contain important information about CSI, Pineapple, and the proposed transaction. The definitive Pineapple Merger Proxy Statement will be mailed to CSI shareholders as of a record date to be established for voting on the proposed transaction. Shareholders will also be able to obtain a copy of the definitive Pineapple Merger Proxy Statement (when available), without charge, by directing a request to: Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, MN 55343. The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

Recent Development: Sale of E&S Segment Businesses

On August 2, 2021, the Company and Lantronix, Inc. completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition

Networks, Inc., the “TN Companies”), pursuant to the securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”).

At the closing of the E&S Sale Transaction, Lantronix paid CSI approximately $24,160,000 in cash, which was based on $25,027,566 base purchase price, as adjusted by estimated closing net working capital. This amount may be further adjusted to reflect the final closing net working capital amount.

Under the securities purchase agreement, Lantronix has also agreed to pay CSI, if earned, earnout payments of up to $7.0 million payable following two successive 180-day intervals after the closing of the E&S Sale Transaction based on revenue targets for the business of the TN Companies as specified in the securities purchase agreement, subject to certain adjustments and allocations as further described in the securities purchase agreement. Concurrently with the closing of the transaction, CSI and Lantronix entered into a transition services agreement under which CSI will perform administrative and IT services, and lease office, warehouse and production space to Lantronix at CSI’s Minnetonka, Minnesota facility for a period of up to twelve months.

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

Services & Support

This segment is comprised of CSI’s JDL Technologies and Ecessa Corporation businesses. With over 30 years of growth and expertise in managed services and SD-WAN solutions in this segment, the Company offers customers:

•Technology services and infrastructure in the commercial, healthcare, financial, and education market segments. The Company’s portfolio of technology solutions includes IT managed services supporting client infrastructures from the data center to the desktop, security products and services, cloud migrations, network virtualization and resiliency, wired and wireless network design and implementation, and converged infrastructure configuration and deployment. We provide many of these technology services to the education space, including having provided services to one of the largest school districts in the US for more than 30 years. We also provide these services to a number of commercial and healthcare clients.

•SD-WAN Never Down® networks, sold as a product or as a recurring service, enable organizations of all sizes to reliably run Internet and cloud-based applications, connect offices worldwide and distribute traffic among a fabric of multiple, diverse ISP links, ensuring business continuity by removing bottlenecks and eliminating network downtime. These capabilities optimize Never Down performance of business-critical applications, aid in lowering IT costs, and make it easier to provision, maintain and support business networks and the applications that run over them.

Except as otherwise expressly discussed, all operating results for 2020 and 2021 only reflect the Company’s continuing operations and exclude the discontinued operations of the Company’s former Suttle business.

Second Quarter 2021 Summary

•Consolidated sales were $11.0 million in Q2 2021 compared to $9.6 million in Q2 2020.

•The Company incurred an operating loss from continuing operations of $1.9 million in Q2 2021 compared to an operating loss from continuing operations of $1.4 million in Q2 2020.

•Net loss from continuing operations was $1.9 million, or ($0.20) per diluted share in Q2 2021, compared to net loss from continuing operations of $1.4 million, or ($0.15) per diluted share, in Q2 2020.

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

General Risks and Uncertainties:

In addition to these factors and the specific factors related to the Company’s continuing segment described below, there are factors related to the Company’s sale of its E&S segment subsidiaries to Lantronix and the CSI-Pineapple merger transaction, including:

•Up to $7.0 million of the purchase price of the Company’s sale of its E&S segment business to Lantronix is structured in the form of an earnout based on revenues generated by Lantronix in the 360 days following closing, and there is no guaranty that sufficient revenues will be recognized for the earnout to be paid to the Company;

•The fact that with the August 2, 2021 sale of the E&S segment business to Lantronix the Company will no longer be allocating a portion of its general and administrative expenses to this segment. Therefore, the Company expects its non-allocated general and administrative expenses, which are separately accounted for as “Other,” to increase in the second half of 2021.

•Conditions to the closing of the previously announced CSI-Pineapple merger transaction may not be satisfied or the merger may involve unexpected costs, liabilities or delays;

•Related to the CSI-Pineapple announced merger, the Company’s ability to successfully sell its other existing operating business assets and its real estate assets at a value close to their current fair market value and distribute these proceeds to its existing shareholder base;

•The fact that the continuing CSI-Pineapple entity will be entitled to retain ten percent of the net proceeds of CSI legacy assets that are sold pursuant to agreements entered into after the effective date of the CSI-Pineapple closing;

•The occurrence of any other risks to consummation of the CSI-Pineapple merger, including the risk that the CSI-Pineapple merger will not be consummated within the expected time period or any event, change or other circumstances that could give rise to the termination of the CSI-Pineapple merger;

•Risks that the CSI-Pineapple merger will disrupt current CSI plans and operations or that the business or stock price of CSI may suffer as a result of uncertainty surrounding the CSI-Pineapple merger;

•The outcome of any legal proceedings related to the CSI-Pineapple merger;

•The fact that CSI cannot yet determine the exact amount of the Contingent Value Rights that CSI intends to distribute to its shareholders immediately prior to the effective date of the CSI-Pineapple merger;

•Any short-term or long-term effect that the COVID-19 Pandemic may have on the American and world economies generally, or us as a manufacturing entity, including our ability to manufacture, market, and sell our products while complying with applicable or otherwise appropriate social distancing policies, as discussed throughout the “Forward-looking statements” section and more thoroughly below in the section “Impact of COVID-19 Pandemic”;

•The fact that our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate.

Services & Support Segment Risks and Uncertainties:

•Our ability to continue to obtain and manage the historically fluctuating business from its traditional South Florida school district customer, particularly because the Company was not selected as the primary vendor on the next multi-year project for this school district customer, but has been selected as the secondary vendor for structured cabling and enterprise networking;

•Our ability to expand to other educational customer;

•Our ability to profitably increase our business serving small and medium-sized (“SMB”) commercial businesses as well as any decreased spending by our existing SMB customers due to uncertainty or lower customer demand due to the COVID-19 pandemic;

•Our ability to successfully and profitably manage a large number of small accounts;

•Our ability to establish and maintain a productive and efficient workforce;

•Our ability to compete in a fast growing and large field of SD-WAN competitors, some whom have more features than our current product offering; and

•Our ability to continue to integrate the recently acquired Ecessa SD-WAN business and the IVDesk private cloud services into the Services & Support operating segment.

The Company discusses these and other risk factors from time to time in its filings with the SEC, including risk factors presented under Item 1A of the Company's most recently filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions, instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. We experienced supply chain and demand disruptions during 2020 and the first six months of 2021, as well as higher logistics and operational costs due to the COVID-19 pandemic. At the same time, we have seen an increase in demand for our fiber and high-speed products as customers are looking to upgrade their networks. As noted below, we are also seeing delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customer or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. In addition, as noted above, we have faced some slowdown and uncertainty with respect to the future delivery of components of some of our products, including publicized chip shortages and longer supplier lead times for other components. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

Three Months Ended June 30, 2021 Compared to

Three Months Ended June 30, 2020

Consolidated sales increased 14.2% in the second quarter of 2021 to $10,997,000 compared to $9,628,000 in the same period of 2020. Consolidated operating loss from continuing operations in the second quarter of 2021 increased slightly to $1,661,000 from an operating loss from continuing operations of $1,646,000 in the second quarter of 2020. Net loss from continuing operations in the second quarter of 2021 was $1,939,000 or $ (0.20) per share compared to net loss from continuing operations of $1,367,000 or $ (0.15) per share in the second quarter of 2020.

Electronics & Software

Electronics & Software sales increased 12% to $9,307,000 in the second quarter of 2021 compared to $8,287,000 in 2020. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. Second quarter sales by region are presented in the following table:

	Electronics & Software Sales by Region
	2021	2020
North America	$7,721,000	$6,898,000
International	1,586,000	1,389,000
	$9,307,000	$8,287,000

The following table summarizes the 2021 and 2020 second quarter sales by its major product groups:

	Electronics & Software Sales by Product Group
	2021	2020
Intelligent edge solutions	$3,779,000	$3,023,000
Traditional products	5,528,000	5,264,000
	$9,307,000	$8,287,000

Sales in North America increased $823,000, or 12%, primarily due to increased demand in our Intelligent edge solutions (“IES”) products and reduced impact from the COVID-19 pandemic, partially offset by continued supply chain constraints. International sales increased $197,000, or 14%, primarily due to growth in the Asia Pacific region of sales of our traditional products. Sales of IES products increased 25% or $756,000 due to an uptick in our core IES media converter products by Federal agencies and an uptick in our Switch products used in security and surveillance applications. Traditional product sales increased 5% or $264,000 due to prior year delayed project spending by customers due to the COVID-19 pandemic.

Gross profit on second quarter sales increased to $4,103,000 in 2021 from $3,095,000 in 2020. Gross margin increased to 44.1% in the second quarter of 2021 from 37.3% in 2020 primarily due to favorable product mix including some higher margin sales on IES products and leveraging our fixed operating costs on higher sales volume. Selling, general and administrative expenses decreased 1% to $3,592,000, or 38.6% of sales, in the second quarter of 2021 compared to $3,638,000, or 43.9% of sales, in the second quarter of 2020 due to reduced personnel expenses.

Electronics & Software reported operating income of $511,000 in the second quarter of 2021 compared to an operating loss of $543,000 in 2020, primarily due to higher sales and gross margin.

Services & Support

Services & Support sales increased 20% to $1,833,000 in the second quarter of 2021 compared to $1,525,000 in the second quarter of 2020.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$399,000	$103,000
Healthcare	245,000	240,000
Education	85,000	626,000
Other commercial clients	960,000	371,000
CSI IT operations	144,000	185,000
	$1,833,000	$1,525,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$245,000	$746,000
Services & support revenue	1,588,000	779,000
	$1,833,000	$1,525,000

Revenues from the education sector decreased $541,000 or 86% in the second quarter of 2021 as compared to the 2020 second quarter due to the substantial completion of projects from the Company’s Florida school district customer. The Company was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from sales to SMBs, which are primarily financial, healthcare and commercial clients increased $890,000 or 125% in the second quarter of 2021 as compared to the second quarter of 2020 due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. Project and product revenue decreased $501,000 or 67% in the second quarter of 2021 as compared to the second quarter of 2020 due primarily to the decrease in the education sector. Services and support revenue increased $809,000 or 104% as compared to the same quarter of the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $616,000 in revenue during the quarter. Overall, Ecessa contributed $517,000 in revenue during the quarter, an increase of $252,000 over the second quarter of the prior year.

Gross profit increased 19% to $648,000 in the second quarter of 2021 compared to $543,000 in the same period in 2020. Gross margin was in line with prior year with 35.4% in the second quarter of 2021 compared to 35.6% in 2020. Selling, general and administrative expenses increased 82% in the second quarter of 2021 to $878,000, or 47.9% of sales, compared to $483,000, or 31.7% of sales, in the second quarter of 2020 due to the May 2020 acquisition of Ecessa and the November 2020 acquisition of IVDesk, the inclusion of its general and administrative costs that are not included in the prior year, including $110,000 of amortization expense.

Services & Support reported an operating loss of $230,000 in the second quarter of 2021 compared to operating income of $60,000 in the same period of 2020, primarily due to increased selling, general and administrative expenses, including amortization expense.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations.

Other corporate costs increased by $779,000 due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger and the sale of Transition Networks and Net2Edge (the Company’s Electronics & Software operating segment).

Income Taxes

The Company’s loss from continuing operations before income taxes was $1,940,000 in the second quarter of 2021 compared to a loss from continuing operations before income taxes of $1,367,000 in the second quarter of 2020. The Company’s effective income tax rate was 0.0% in the second quarter of 2021 and 0.0% in 2020. This effective tax rate for 2021 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Six Months Ended June 30, 2021 Compared to

Six Months Ended June 30, 2020

Consolidated sales increased 13% in the first six months of 2021 to $21,156,000 compared to $18,791,000 in the same period of 2020. Consolidated operating loss from continuing operations in the first six months of 2021 increased to $3,808,000 from an operating loss from continuing operations of $2,870,000 in the first six months of 2020. Net loss from continuing operations in the first six months of 2021 was $4,100,000 or $ (0.44) per share compared to net loss from continuing operations of $2,175,000 or $ (0.24) per share in the first six months of 2020.

Electronics & Software

Electronics & Software sales increased 5% to $17,671,000 in the first six months of 2021 compared to $16,823,000 in 2020. The Electronics & Software segment organizes its sales force by vertical markets and segments its customers geographically. First six-month sales by region are presented in the following table:

	Electronics & Software Sales by Region
	2021	2020
North America	$14,921,000	$14,346,000
International	2,750,000	2,477,000
	$17,671,000	$16,823,000

The following table summarizes the 2021 and 2020 first six-month sales by its major product groups:

	Electronics & Software Sales by Product Group
	2021	2020
Intelligent edge solutions	$7,492,000	$6,377,000
Traditional products	10,179,000	10,446,000
	$17,671,000	$16,823,000

Sales in North America increased $575,000, or 4%, primarily due to increased demand in our IES products and reduced impact from the COVID-19 pandemic, partially offset by continued supply chain constraints. International sales increased $273,000, or 11%, primarily due to growth in the Asia Pacific region of sales of our traditional products. Sales of IES products increased 17% or $1,115,000 due to an uptick in our core IES media converter products by Federal agencies and an uptick in our Switch products used in security and surveillance applications. Traditional product sales decreased 3% or $267,000 due to supply chain constraints.

Gross profit on first six-month sales increased to $7,686,000 in 2021 from $6,824,000 in 2020. Gross margin increased to 43.5% in the first six months of 2021 from 40.6% in 2020 primarily due to favorable product mix including some higher margin sales on IES products, as well as reduced overhead operating costs. Selling, general and administrative expenses decreased 4% to $7,200,000, or 40.7% of sales, in the first six months of 2021 compared to $7,535,000, or 44.8% of sales, in the first six months of 2020 due to personnel expenses, in part due to steps taken by management in response to the COVID-19 pandemic.

Electronics & Software reported operating income of $486,000 in the first six months of 2021 compared to an operating loss of $711,000 in 2020, primarily due to higher sales and gross margin.

Services & Support

Services & Support sales increased 60% to $3,772,000 in the first six months of 2021 compared to $2,352,000 in the first six months of 2020.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$824,000	$196,000
Healthcare	498,000	430,000
Education	149,000	719,000
Other commercial clients	2,013,000	621,000
CSI IT operations	288,000	386,000
	$3,772,000	$2,352,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$630,000	$886,000
Services & support revenue	3,142,000	1,466,000
	$3,772,000	$2,352,000

Revenues from the education sector decreased $570,000 or 79% in the first six months of 2021 as compared to the 2020 first six months due to the substantial completion of projects from the Company’s Florida school district customer. The Company was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from sales to SMBs, which are primarily financial, healthcare and commercial clients increased $2,088,000 or 167% in the first six months of 2021 as compared to the first six months of 2020 due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. Project and product revenue decreased $256,000 or 29% in the first six months of 2021 as compared to the first six months of 2020 due primarily to the acquisition of Ecessa and its SD-WAN products. Services and support revenue increased $1,676,000 or 114% as compared to the same period of the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $1,205,000 in revenue during the first six months. Overall, Ecessa contributed $1,168,000 in revenue during the first six months, an increase of $905,000 over the same period of the prior year.

Gross profit increased 90% to $1,425,000 in the first six months of 2021 compared to $750,000 in the same period in 2020. Gross margin increased to 37.8% in the first six months of 2021 compared to 31.9% in 2020 due to the increase in services & support revenue, which has higher margins. Selling, general and administrative expenses increased 129% in the first six months of 2021 to $1,857,000, or 49.2% of sales, compared to $811,000, or 34.5% of sales, in the first six months of 2020 due to the May 2020 acquisition of Ecessa and the November 2020 acquisition of IVDesk, the inclusion of its general and administrative costs that are not included in the prior year, including $236,000 of amortization expense.

Services & Support reported an operating loss of $432,000 in the first six months of 2021 compared to an operating loss of $61,000 in the same period of 2020, primarily due to increased selling, general and administrative expenses, including amortization expense.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations. Other corporate costs increased by $1,764,000 due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger and the sale of Transition Networks and Net2Edge (the Company’s Electronics & Software operating segment).

Income Taxes

The Company’s loss from continuing operations before income taxes was $4,100,000 in the first six months of 2021 compared to a loss from continuing operations before income taxes of $2,180,000 in the first six months of 2020. The Company’s effective income tax rate was (0.0%) in the first six months of 2021 and 0.2% in 2020. This effective tax rate for 2021 differs from the federal tax rate of 21% due to state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023.

Change in Future Operations and Profitability

As noted above, the Company currently classified its businesses into the two segments discussed above. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation. With the August 2, 2021 sale of the E&S segment business to Lantronix, the E&S segment operations will be treated as “Discontinued Operations” in the Company’s 2021 third quarter financial results and the Company will no longer be allocating a portion of its general and administrative expenses to this segment. Therefore, the Company expects its non-

allocated general and administrative expenses, which are separately accounted for as “Other,” to increase in the second half of 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $21,112,000 in cash, cash equivalents, restricted cash, and liquid investments. Of this amount, $11,564,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $6,228,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2021.

The Company had working capital of $26,587,000 at June 30, 2021, consisting of current assets of approximately $34,126,000 and current liabilities of $7,539,000 compared to working capital of $28,320,000 at December 31, 2020 consisting of current assets of $35,758,000 and current liabilities of $7,438,000.

Cash flow provided by operating activities was approximately $293,000 in the first six months of 2021 as compared to $2,137,000 used in the same period of 2020. Significant working capital changes from December 31, 2020 to June 30, 2021 included a decrease in receivables and inventories of $1,423,000 and $765,000, respectively and an increase in payables of $1,239,000.

Net cash provided by investing activities was $2,136,000 in first six months of 2021 compared to $9,046,000 2020, due to lower proceeds from the maturity of investments and proceeds from the Suttle sale, included in discontinued operations in the prior year.

Net cash used in financing activities was $688,000 in the first six months of 2021 compared to $445,000 used in financing activities in 2020. The Company paid $550,000 in contingent consideration related to the November 2020 IVDesk acquisition. Cash dividends paid on common stock decreased to $11,000 in 2021 from $376,000 in 2020 ($0.04 per common share). Dividends paid in 2021 consisted only of accrued dividends that were paid on deferred stock or restricted stock units that vested and were issued in 2021. Proceeds from common stock issuances, principally issued under the Company’s Employee Stock Purchase Plan, totaled approximately $54,000 in 2021 and $50,000 in 2020. The Company acquired $180,000 and $55,000 in 2021 and 2020, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company has not acquired Company stock during the first six months of 2021 under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At June 30, 2021, there remained $341,000 under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

Line of Credit

As discussed above in Note 10, on August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5.0 million line of credit facility that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company has the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement.

The Company had no outstanding borrowings against the line of credit, or the prior facility, at June 30, 2021 and $2,101,000 was available for use. Due to the revolving nature of loans under this credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date. Interest on borrowings on the credit line is at LIBOR plus 1.25%, with a minimum LIBOR rate of 0.75% (2.0% at June 30, 2021). By its terms, the Credit Agreement was scheduled to expire on August 28, 2021 and was secured by government securities owned and pledged by the Company. The Company did not plan to renew the Credit Agreement upon its expiration and terminated the Credit Agreement effective August 13, 2021.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs, even after giving effect to the proposed payment of the dividend described below under “Proposed Dividend”.

PIPE Offering

On June 28, 2021, CSI entered into a securities purchase agreement with a group of institutional investors (the “PIPE Investors”) to make a $25.0 million private placement investment in CSI in connection with the closing of the previously announced merger between CSI and Pineapple Energy, LLC (“Pineapple”). Proceeds of this investment will be used primarily to fund Pineapple strategic initiatives. The closing of the financing is subject to approval of CSI’s shareholders. See further information in Note 9 in Notes to Financial Statements.

Change in Working Capital Requirements

As a result of the August 2, 2021 sale of its E&S segment, the Company expects its overall working capital needs to decrease. At June 30, 2021, the Company’s E&S segment had (i) inventory of $7.8 million and accounts receivable of $6.3 million and (ii) current liabilities of $4.4 million. At closing, Lantronix purchased the then-current inventory and accounts receivable balances and assumed the then-current current liabilities’ balances. Although CSI will continue to have working capital needs to support its S&S segment and other ongoing operations, unless its experiences significant growth in its S&S operations, these requirements will be less than in the past.

Proposed Dividend

The Company has previously announced that prior to the closing of the CSI-Pineapple merger, it intends to distribute $3.50 per share or approximately $35.0 million, consisting of proceeds from the sale of the E&S Segment businesses and other available cash. The Company expects to announce more information about the payment of this proposed dividend within 30 days of the date of this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2020 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies during the six months ended June 30, 2021.

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

The vast majority of our transactions are denominated in U.S. dollars; as such, fluctuations in foreign currency exchange rates have historically not been material to the Company. At June 30, 2021 our bank line of credit carried a variable interest rate based on LIBOR plus 1.25%. As noted above, we had no outstanding borrowings at June 30, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the Risk Factors included set forth under Item 1A Risk Factors in the Company’s Form 10-K for the year ended December 31, 2020, and in factors included in this Form 10-Q, in the section “Management's Discussion and Analysis of Financial Condition and Result of Operations, Forward-Looking Statements, General Risks and Uncertainties and Services & Support Segment Risks and Uncertainties,” we are including the following specific Risk Factors.

Part of the purchase price of our E&S sale transaction is subject to an earnout.

Up to $7.0 million of the purchase price of the Company’s sale of its E&S segment business to Lantronix is structured in the form of an earnout based on revenues generated by Lantronix in the 360 days following closing, and there is no guaranty that sufficient revenues will be recognized for the earnout to be paid to the Company.

We expect our non-allocated general and administrative expenses to increase in the second half of 2021.

Our Electronics & Software segment reported operating income of $486,000 in the first six months of 2021. With the sale of the E&S segment business to Lantronix on August 2, 2021, the Company will no longer be generating significant revenues from this segment and will no longer be allocating a portion of its general and administrative expenses to this segment. Therefore, the Company expects its non-allocated general and administrative expenses, which are separately accounted for as “Other,” to increase in the second half of 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending June 30, 2021, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	—	$—	—	$341,242
May 2021	8,520	6.64	8,520	341,242
June 2021	—	—	—	341,242
Total	8,520	$6.64	8,520	$341,242

(1)The total number of shares purchased includes shares purchased under the Board’s authorization, including market purchases and privately negotiated purchases.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Termination of Credit Agreement

On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5.0 million line of credit facility agreement that replaced a prior facility. Under the Credit Agreement, as amended, the Company also had the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement. The Company had no outstanding borrowings under the Credit Agreement at June 30, 2021 or December 31, 2020.

By its terms, the Credit Agreement was scheduled to expire on August 28, 2021 and was secured by government securities owned and pledged by the Company. The Credit Agreement contained financial covenants including a tangible net worth minimum. The Company was in compliance with its financial covenants at June 30, 2021. The Company did not plan to renew the Credit Agreement upon its expiration and terminated the Credit Agreement effective August 13, 2021.

Item 6.  Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated August 13, 2021 Announcing 2021 Second Quarter Results
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: August 16, 2021		Interim Chief Executive Officer

	By	/s/ Mark Fandrich
Mark Fandrich
Date: August 16, 2021		Chief Financial Officer