Form 10-Q
period 2021-09-30
COMMUNICATIONS SYSTEMS INC
filed 2021-11-15
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 1, 2021	9,720,627

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
		Audited
	September 30	December 31
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$35,284,786	$12,789,975
Investments	2,861,394	2,759,024
Trade accounts receivable, less allowance for
doubtful accounts of $33,000 and $14,000, respectively	2,119,022	4,402,023
Inventories, net	121,098	136,264
Prepaid income taxes	15,910	35,948
Other current assets	1,068,799	556,953
Current assets held for sale	-	15,078,066
TOTAL CURRENT ASSETS	41,471,009	35,758,253
PROPERTY, PLANT AND EQUIPMENT, net	5,800,827	6,087,975
OTHER ASSETS:
Investments	3,942,825	7,109,212
Goodwill	2,086,393	2,086,393
Operating lease right of use asset	191,134	284,251
Intangible assets, net	2,440,562	2,775,361
Other assets, net	183,373	171,619
Non-current assets held for sale	846,000	1,283,261
TOTAL OTHER ASSETS	9,690,287	13,710,097
TOTAL ASSETS	$56,962,123	$55,556,325
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,716,451	$709,283
Accrued compensation and benefits	1,247,228	1,531,595
Operating lease liability	132,690	127,243
Other accrued liabilities	203,203	318,650
Accrued consideration	—	550,000
Dividends payable	34,022,195	16,147
Deferred revenue	608,712	456,912
Current liabilities held for sale	—	3,727,821
TOTAL CURRENT LIABILITIES	37,930,479	7,437,651
LONG TERM LIABILITIES:
Long-term compensation plans	—	116,460
Operating lease liability	69,613	167,697
Deferred revenue	397,076	310,179
Long term liabilities held for sale	—	29,611
TOTAL LONG-TERM LIABILITIES	466,689	623,947
COMMITMENTS AND CONTINGENCIES (Footnote 9)
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $0.05 per share; 30,000,000 shares authorized;
9,720,627 and 9,321,927 shares issued and outstanding, respectively	486,031	466,096
Additional paid-in capital	44,878,533	43,572,114
Retained earnings (accumulated deficit)	(26,815,002)	4,135,284
Accumulated other comprehensive income (loss)	15,393	(678,767)
TOTAL STOCKHOLDERS' EQUITY	18,564,955	47,494,727
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,962,123	$55,556,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Sales	$1,828,299	$3,354,306	$5,313,047	$5,321,683
Cost of sales	1,112,528	2,181,589	3,459,331	3,756,475
Gross profit	715,771	1,172,717	1,853,716	1,565,208
Operating expenses:
Selling, general and administrative expenses	1,687,930	1,959,583	5,566,808	5,016,736
Amortization expense	110,489	106,333	346,277	106,333
Transaction costs	542,509	71,301	1,854,382	485,886
Restructuring expense	242,275	—	242,275	—
Total operating expenses	2,583,203	2,137,217	8,009,742	5,608,955
Operating loss from continuing operations	(1,867,432)	(964,500)	(6,156,026)	(4,043,747)
Other income (expenses):
Investment and other income (expense)	67,791	281,794	(178,874)	665,158
Gain on sale of assets	4,078	—	20,326	308,403
Interest and other expense	(2,352)	(7,060)	(7,290)	(26,151)
Other income (expense), net	69,517	274,734	(165,838)	947,410
Operating loss from continuing operations before income taxes	(1,797,915)	(689,766)	(6,321,864)	(3,096,337)
Income tax expense	5,170	8,952	5,760	4,049
Net loss from continuing operations	(1,803,085)	(698,718)	(6,327,624)	(3,100,386)
Net income from discontinued operations, net of tax	10,411,404	961,083	10,835,605	2,931,863
Net income (loss)	8,608,319	262,365	4,507,981	(168,523)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1,231	(15,897)	(5,416)	(5,800)
Foreign currency translation adjustment	644,590	81,146	699,576	(59,859)
Total other comprehensive income (loss)	645,821	65,249	694,160	(65,659)
Comprehensive income (loss)	$9,254,140	$327,614	$5,202,141	$(234,182)

Basic net income (loss) per share:
Continuing operations	$(0.19)	$(0.07)	$(0.67)	$(0.33)
Discontinued operations	1.08	0.10	1.15	0.31
	$0.89	$0.03	$0.48	$(0.02)

Diluted net income (loss) per share:
Continuing operations	$(0.18)	$(0.07)	$(0.65)	$(0.33)
Discontinued operations	1.07	0.10	1.12	0.31
	$0.89	$0.03	$0.47	$(0.02)

Weighted Average Basic Shares Outstanding	9,631,064	9,355,425	9,476,264	9,323,902
Weighted Average Dilutive Shares Outstanding	9,715,252	9,444,986	9,660,317	9,323,902
Dividends declared per share	$3.50	$—	$3.50	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2021

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) Income	Total
BALANCE AT DECEMBER 31, 2020	9,321,927	$466,096	$43,572,114	$4,135,284	$(678,767)	$47,494,727
Net income	—	—	—	4,507,981	—	4,507,981
Issuance of common stock under
Employee Stock Purchase Plan	9,540	477	48,532	—	—	49,009
Issuance of common stock to
Employee Stock Ownership Plan	72,203	3,610	326,358	—	—	329,968
Issuance of common stock under
Executive Stock Plan	993,977	49,699	3,714,658	—	—	3,764,357
Share based compensation	—	—	559,397	—	—	559,397
Other share retirements	(677,020)	(33,851)	(3,342,526)	(1,436,068)	—	(4,812,445)
Shareholder dividends ($3.50 per share)	—	—	—	(34,022,199)	—	(34,022,199)
Other comprehensive income	—	—	—	—	694,160	694,160
BALANCE AT SEPTEMBER 30, 2021	9,720,627	$486,031	$44,878,533	$(26,815,002)	$15,393	$18,564,955

For the Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
BALANCE AT JUNE 30, 2021	9,470,424	$473,521	$44,053,498	$(7,772)	$(630,428)	$43,888,819
Net income	—	—	—	8,608,319	—	8,608,319
Issuance of common stock under
Executive Stock Plan	898,096	44,905	3,714,658	—	—	3,759,563
Share based compensation	—	—	317,065	—	—	317,065
Other share retirements	(647,893)	(32,395)	(3,206,688)	(1,393,355)	—	(4,632,438)
Shareholder dividends ($3.50 per share)	—	—	—	(34,022,194)	—	(34,022,194)
Other comprehensive income	—	—	—	—	645,821	645,821
BALANCE AT SEPTEMBER 30, 2021	9,720,627	$486,031	$44,878,533	$(26,815,002)	$15,393	$18,564,955
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282
Net loss	—	—	—	(168,523)	—	(168,523)
Issuance of common stock under
Employee Stock Purchase Plan	12,968	648	66,246	—	—	66,894
Issuance of common stock to
Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under
Executive Stock Plan	64,352	3,218	20,720	—	—	23,938
Share based compensation	—	—	319,777	—	—	319,777
Other share retirements	(82,964)	(4,148)	(387,265)	37,192	—	(354,221)
Shareholder dividends ($0.04 per share)	—	—	—	(380,041)	—	(380,041)
Other comprehensive loss	—	—	—	—	(65,659)	(65,659)
BALANCE AT SEPTEMBER 30, 2020	9,313,164	$465,658	$43,401,673	$4,138,023	$(763,323)	$47,242,031

For the Three Months Ended September 30, 2020
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE AT JUNE 30, 2020	9,351,486	$467,573	$43,495,046	$3,830,132	$(828,572)	$46,964,179
Net income	—	—	—	262,365	—	262,365
Issuance of common stock under
Employee Stock Purchase Plan	4,899	245	24,593	—	—	24,838
Issuance of common stock under
Executive Stock Plan	15,768	789	15,540	—	—	16,329
Share based compensation	—	—	143,150	—	—	143,150
Other share retirements	(58,989)	(2,949)	(276,656)	44,309	—	(235,296)
Shareholder dividends ($0.00 per share)	—	—	—	1,217	—	1,217
Other comprehensive income	—	—	—	—	65,249	65,249
BALANCE AT SEPTEMBER 30, 2020	9,313,164	$465,658	$43,401,673	$4,138,023	$(763,323)	$47,242,031
The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,507,981	$(168,523)
Net income from discontinued operations, net of tax	10,835,605	2,931,863
Net loss from continuing operations	(6,327,624)	(3,100,386)
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depreciation and amortization	643,541	621,363
Share based compensation	559,397	319,777
Deferred taxes	—	9,534
Investment impairment loss	399,829	—
Gain on sale of assets	(20,326)	(303,899)
Changes in assets and liabilities:
Trade accounts receivable	2,238,172	(3,852,877)
Inventories	15,167	(136,732)
Prepaid income taxes	20,039	(15,587)
Other assets, net	(507,020)	(319,063)
Accounts payable	1,007,228	1,125,157
Accrued compensation and benefits	(70,858)	(73,895)
Other accrued liabilities	123,729	114,762
Net cash used in operating activities - continuing operations	(1,918,726)	(5,611,846)
Net cash (used in) provided by operating activities - discontinued operations	(707,243)	32,012
Net cash used in operating activities	(2,625,969)	(5,579,834)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,264)	(101,032)
Acquisition of business, net of cash acquired	—	(3,975,894)
Purchases of investments	—	(18,415,534)
Proceeds from the sale of property, plant and equipment	20,326	420,000
Proceeds from the sale of investments	2,703,601	15,277,710
Net cash provided by (used in) investing activities - continuing operations	2,703,663	(6,794,750)
Net cash provided by investing activities - discontinued operations	23,625,453	7,977,300
Net cash provided by investing activities	26,329,116	1,182,550
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(16,152)	(563,766)
Proceeds from issuance of common stock, net of shares withheld	3,813,366	90,832
Payment of contingent consideration related to acquisition	(550,000)	—
Purchase of common stock	(4,812,445)	(354,221)
Net cash used in financing activities	(1,565,231)	(827,155)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	54,386	(7,725)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,192,302	(5,232,164)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,092,484	14,607,510
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$35,284,786	$9,375,346
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes (refunded) paid	$(17,971)	$10,102
Interest paid	4,639	25,387
Dividends declared not paid	34,022,195	16,637
Operating right of use assets obtained in exchange for lease obligations	—	208,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that until August 2, 2021 classified its business into two segments: (1) the Electronics & Software segment (consisting of US-based subsidiary Transition Networks and UK-based subsidiary Net2Edge) which (i) manufactures and sells solutions that provide actionable intelligence, power and connectivity at the edge of networks through PoE products, software and services as well as traditional products such as media converters, network adapters and other connectivity products and (ii) designs, develops, and sells edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market; and (2) the Services and Support segment (consisting of subsidiaries JDL and Ecessa), which (i) provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment and (ii) designs, develops, and sells SD-WAN (software-designed wide-area network) solutions.

As previously disclosed, on August 2, 2021, the Company and Lantronix, Inc. completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to the securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”). As a result, sales and expenses related to the operations of the former Electronics & Software segment have been presented as discontinued operations in this Form 10-Q.

For purposes of this Form 10-Q, the Company classifies operations from its Services & Support segment. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intercompany revenues are eliminated upon consolidation.

Financial Statement Presentation

The condensed consolidated balance sheet as of September 30, 2021, the related condensed consolidated statements of income (loss) and comprehensive income (loss), the condensed consolidated statements of changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the periods ended September 30, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and 2020 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We recommend these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 Annual Report to Shareholders on Form 10-K (“2020 Form 10-K”). The results of operations for the period ended September 30, 2021 are not necessarily indicative of operating results for the entire year.

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

			Accumulated Other Comprehensive Loss
			Other
	Foreign Currency	Unrealized gain	Comprehensive
	Translation	(loss) on securities	Loss
December 31, 2020	$(700,000)	$21,000	$(679,000)

Net current period change	700,000	(6,000)	694,000

September 30, 2021	$—	$15,000	$15,000

NOTE 2 – REVENUE RECOGNITION

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

The Company has also identified the following performance obligations within its Services & Support segment that are recognized at a point in time: resale of third-party hardware and software; installation; arranging for another party to transfer services to the customer; and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time after the Company has transferred control when the service is first available to the customer by the third-party vendor. The Company reports revenue from these third-party services on a net basis in its financial statements. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case-by-case basis to determine if revenue should be recognized over time or at a point in time.

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues.

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the three and nine months ended September 30, 2021 and 2020:

	Services & Support Revenue by Customer Group
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Financial	$482,000	$117,000	$1,306,000	$314,000
Healthcare	261,000	244,000	760,000	674,000
Education	64,000	2,312,000	212,000	3,031,000
Other commercial clients	1,021,000	682,000	3,035,000	1,302,000
CSI IT operations	119,000	175,000	406,000	561,000
	$1,947,000	$3,530,000	$5,719,000	$5,882,000

	Services & Support Revenue by Type
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Project & product revenue	$297,000	$2,611,000	$927,000	$3,498,000
Services & support revenue	1,650,000	919,000	4,792,000	2,384,000
	$1,947,000	$3,530,000	$5,719,000	$5,882,000

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

Concurrent with the closing of the transaction, the Company and Oldcastle entered into a Transition Services Agreement (“TSA”) under which Suttle continued to manufacture products for Oldcastle for six months, to ensure seamless supply and quality assurance to the existing customer base. Concurrently with the closing of the transaction and the TSA, the Company and Oldcastle also entered into a lease agreement under which Oldcastle agreed to lease two buildings in Hector, Minnesota, where Suttle had conducted operations. Base rents under the lease agreement range from $6,970 to $7,180 per month. The presentation of discontinued operations with respect to this Suttle sale has been retrospectively applied to all prior periods presented.

On August 2, 2021, the Company and Lantronix, Inc. (“Lantronix”) completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to a securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”).

The Company received net proceeds of $23,630,000, which included a working capital adjustment of $(1,376,000) and recorded a gain on sale of $13,455,000 during the third quarter of 2021. The presentation of discontinued operations with respect to this E&S Sale Transaction has been retrospectively applied to all prior periods presented.

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

On August 31, 2021, the Company entered into a purchase agreement with Winport Holdings, LLC for the sale of the Company’s real and personal property located in Hector, Minnesota including the lease with Oldcastle for $900,000. The Company recorded a $100,000 impairment loss on these assets in order to write down the assets to the fair value less the costs to sell and recorded the assets as held for sale at September 30, 2021.

The assets of the discontinued operations classified as held for sale are as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$—	$303,000
Trade accounts receivable	—	5,775,000
Inventories	—	8,561,000
Other current assets	—	439,000
Total current assets	$—	$15,078,000

Property, plant, and equipment	$846,000	$1,154,000
Right of use asset		129,000
Total noncurrent assets	$846,000	$1,283,000

Total assets held for sale	$846,000	$16,361,000

Accounts payable	$—	$1,669,000
Accrued compensation and benefits	—	767,000
Operating lease liability	—	86,000
Other accrued liabilities	—	1,206,000
Total current liabilities	$—	$3,728,000

Operating lease liability	$—	$30,000
Total noncurrent liabilities	$—	$30,000

Total liabilities held for sale	$—	$3,758,000

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Sales	$2,806,000	$9,067,000	$20,478,000	$30,354,000
Cost of sales	1,789,000	5,027,000	11,774,000	17,894,000
Selling, general and administrative expenses	1,044,000	2,848,000	7,090,000	10,310,000
Transaction costs	982,000	—	2,141,000	—
Impairment loss	100,000	—	100,000	—
Restructuring expenses	1,287,000	194,000	1,287,000	958,000
Gain on sale of assets	(13,455,000)	(19,000)	(13,455,000)	(2,057,000)
Foreign currency translation loss	642,000	—	642,000	—
Other expense	4,000	61,000	61,000	317,000
Operating income before income taxes	10,413,000	956,000	10,838,000	2,932,000
Income tax expense	2,000	(5,000)	2,000	—
Income from discontinued operations	$10,411,000	$961,000	$10,836,000	$2,932,000

During the three and nine months ended September 30, 2021, the Company recorded $1,529,000 in restructuring expense, with $1,287,000 in discontinued operations. This consisted of severance and related benefits costs due to the sale of the E&S segment. The Company incurred $958,000 in restructuring costs during the nine months ended September 30, 2020 related to severance and related benefits due to the sale of Suttle’s business lines. The Company paid $1,169,000 in restructuring charges during the first nine months of 2021 and had $612,000 in restructuring accruals recorded in accrued compensation and benefits at September 30, 2021 that are expected to be paid during 2021 and 2022.

NOTE 4 – CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- and long-term investments as of September 30, 2021 and December 31, 2020:

September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$33,138,000	$—	$—	$33,138,000	$33,138,000	$—	$—
Subtotal	33,138,000	—	—	33,138,000	33,138,000	—	—

Investments:
Corporate Notes/Bonds	5,653,000	3,000	(1,000)	5,655,000	—	2,861,000	2,794,000
Convertible Debt	250,000	—	—	250,000	—	—	250,000
Subtotal	5,903,000	3,000	(1,000)	5,905,000	—	2,861,000	3,044,000

Total	$39,041,000	$3,000	$(1,000)	$39,043,000	$33,138,000	$2,861,000	$3,044,000

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000	$9,424,000	$—	$—
Subtotal	9,424,000	—	—	9,424,000	9,424,000	—	—

Investments:
Commercial Paper	700,000	—	—	700,000	—	700,000	—
Corporate Notes/Bonds	7,658,000	7,000	(1,000)	7,664,000	—	2,059,000	5,605,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	8,963,000	7,000	(1,000)	8,969,000	—	2,759,000	6,210,000

Total	$18,387,000	$7,000	$(1,000)	$18,393,000	$9,424,000	$2,759,000	$6,210,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2021:

	Amortized Cost	Estimated Market Value
Due within one year	$2,860,000	$2,861,000
Due after one year through five years	3,043,000	3,044,000
	$5,903,000	$5,905,000

During the first nine months of 2021, the Company recognized a realized loss on its convertible debt investments and recorded $400,000 in expense within investment and other income (expense) in the accompanying condensed consolidated statement of income (loss) and comprehensive income (loss). The Company did not recognize any gross realized gains during either of the three or nine-month periods ending September 30, 2021.

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

NOTE 5 - STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2021, 59,303 shares remain available for future issuance under the ESPP. The ESPP was suspended effective March 31, 2021 due to conditions of the Pineapple Merger Agreement.

2011 Executive Incentive Compensation Plan

On March 28, 2011 the Board adopted and on May 19, 2011 the Company’s shareholders approved the Company’s 2011 Executive Incentive Compensation Plan (“2011 Plan”). The 2011 Plan authorizes incentive awards to officers, key employees and non-employee directors in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance stock units (“deferred stock”), performance cash units, and other awards in stock, cash, or a combination of stock and cash. The 2011 Plan, as amended, allows the issuance of up to 2,500,000 shares of common stock.

At September 30, 2021, 1,425,008 shares have been issued under the 2011 Plan, there are no shares subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 1,074,992 shares are eligible for grant under future awards.

The closing of the E&S Sale Transaction on August 2, 2021 constituted a “Change in Control” as defined in the Company’s 2011 Plan. In accordance with the determinations and approvals of the Compensation Committee, effective on August 1, 2021, each Incentive Award granted and outstanding under the 2011 Plan and not otherwise forfeited or expired in accordance with its terms was fully vested and exercisable and any restrictions lapsed. After giving effect to such acceleration and vesting, on the August 2, 2021 closing date:

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

•Due to conditions of the Pineapple Merger Agreement, no additional awards have been made under the 2011 Plan.

Changes in Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the 2011 Plan over the period December 31, 2020 to September 30, 2021:

Weighted average
		Weighted average	remaining
		exercise price	contractual term
	Options	per share	in years
Outstanding – December 31, 2020	1,173,190	$6.52	3.35
Awarded	—	—
Exercised	(799,390)	4.70
Forfeited	(373,800)	10.43
Outstanding – September 30, 2021	—	—	—

Exercisable at September 30, 2021	—	$—	—
Expected to vest September 30, 2021	—	—	—

Because all outstanding options were either vested and exercised or cancelled, the aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at September 30, 2021 was $0. The intrinsic value of all options exercised during the nine months ended September 30, 2021 was $1,961,000. Net cash proceeds from the exercise of all stock options were $15,000 and $0 in each of the nine-month periods ended September 30, 2021 and 2020.

Changes in Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the 2011 Plan over the period December 31, 2020 to September 30, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2020	272,695	$3.91
Granted	—	—
Vested	(194,586)	4.05
Forfeited	(78,109)	3.56
Outstanding – September 30, 2021	—	—

Compensation Expense

Share-based compensation expense recognized for the nine months ended September 30, 2021 was $559,000 before income taxes and $442,000 after income taxes. Share-based compensation expense recognized for the nine months ended September 30, 2020 was $320,000 before income taxes and $253,000 after income taxes. There was no unrecognized compensation expense for the Company’s plans at September 30, 2021 due to the acceleration of all outstanding equity awards as part of the E&S Sale Transaction. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. The Company contributed $329,968 for which the Company issued 72,203 shares in March 2021 for the 2020 ESOP contribution. Due to conditions of the Pineapple Merger Agreement, no additional contributions will be made to the ESOP.

NOTE 6 - INVENTORIES

Inventories summarized below are priced at the lower of first-in, first-out cost or net realizable value:

	September 30	December 31
	2021	2020
Finished goods	$35,000	$22,000
Raw and processed materials	86,000	114,000
	$121,000	$136,000

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

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”). IVDesk provides private cloud services to small- and mid-

size businesses (“SMB”), with a particular focus on the financial services industry. The acquisition expands the Company’s monthly recurring revenue service model, bringing additional resources and experience in cloud-delivered applications. The purchase price was $1,368,000 and includes initial consideration of $950,000, working capital adjustments of $(132,000), and $550,000 in contingent consideration, which the Company agreed to pay in additional consideration upon retaining a certain customer level 120 days after closing. During March 2021, upon meeting the requirements of the earn-out, the Company paid the Receiver the additional consideration. At September 30, 2021, the Company had no further liabilities related to the contingent consideration.

The assets and liabilities of IVDesk are recorded in the consolidated balance sheet within the Services & Support segment at September 30, 2021. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $1,500,000, including property, plant, and equipment of $35,000, goodwill of $745,000 and intangible assets of $720,000, and total liabilities of $132,000. Identifiable intangible assets are definite-lived assets. These assets include customer relationships and have a weighted average amortization period of 8 years, which matches the weighted average useful life of the assets.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2020 and nine months ended September 30, 2021 by company are as follows:

	Ecessa	IVDesk	Total
January 1, 2020	$—	$—	$—

Acquisition	1,341,000	745,000	2,086,000

December 31, 2020	$1,341,000	$745,000	$2,086,000

September 30, 2021	$1,341,000	$745,000	$2,086,000

Gross goodwill	1,341,000	745,000	2,086,000
Accumulated impairment loss	—	—	—
Balance at September 30, 2021	$1,341,000	$745,000	$2,086,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$101,000	$(12,000)	$89,000
Non-compete Agreements	80,000	(36,000)	44,000
Customer Relationships	1,010,000	(160,000)	850,000
Internally Developed Software	1,800,000	(342,000)	1,458,000
	$2,991,000	$(550,000)	$2,441,000

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$90,000	$(5,000)	$85,000
Non-compete Agreements	80,000	(16,000)	64,000
Customer Relationships	1,010,000	(34,000)	976,000
Internally Developed Software	1,800,000	(150,000)	1,650,000
	$2,980,000	$(205,000)	$2,775,000

Amortization expense on these identifiable intangible assets was $346,000 and $106,000 in first nine months of 2021 and 2020 respectively. The amortization expense is included in selling, general and administrative expenses. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
Q4 2021	$111,000
2022	442,000
2023	426,000
2024	415,000
2025	381,000
Thereafter	666,000

NOTE 9 – COMMITMENTS & CONTINGENCIES

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

On September 15, 2021, CSI entered into an amended and restated securities purchase agreement with a group of institutional investors (the “PIPE Investors”) to make a $32.0 million private placement investment in CSI in connection with the closing of the previously announced merger transaction between CSI and Pineapple Energy, LLC (“Pineapple”). Proceeds of this investment will used primarily to fund Pineapple strategic initiatives. The closing of the financing is subject to approval of CSI’s shareholders and other customary conditions.

Under the terms of the securities purchase agreement, the PIPE Investors have agreed to purchase $32.0 million in newly authorized CSI Series A Convertible Preferred Stock convertible at a price of $3.40 per share into CSI common stock, with five year warrants to purchase an additional $32.0 million of common shares at that same price (the “PIPE Offering”). The PIPE Offering is expected to close immediately following the consummation of the CSI-Pineapple merger transaction (the “Merger”). Therefore the PIPE Investors will invest in the post-Merger company, will not be entitled to receive any cash dividends paid prior to closing and will not receive the Contingent Value Rights (“CVRs”) to be issued to pre-Merger CSI shareholders.

The Series A Convertible Preferred Stock will have no liquidation or dividend preference over CSI common stock and no voting rights until after converted into CSI common stock. Assuming conversion of the Series A Convertible Preferred Stock, the PIPE Investors would own approximately 9.41 million shares of the Company’s outstanding common stock immediately following the closing of the PIPE Offering, representing approximately 27% of CSI’s outstanding Common Stock after giving effect to the issuance of shares in the

Merger, and approximately 18.8 million shares assuming exercise of all the warrants for cash, representing approximately 43% of CSI’s outstanding common stock after giving effect to the issuance of shares in the Merger and exercise of the warrants.

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

At September 30, 2021 there was $117,000 of net uncertain tax benefit positions that would reduce the effective income tax rate if recognized. The Company records interest and penalties related to income taxes as income tax expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2018-2020 remain open to examination by the Internal Revenue Service and the years 2017-2020 remain open to examination by various state tax departments. The tax year of 2018 remains open in Costa Rica.

The Company’s effective income tax rate was (0.1%) for the first nine months of 2021. The effective tax rate differs from the federal tax rate of 21% due to state income taxes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. The foreign operating losses may ultimately be deductible in the countries in which they occurred; however, the Company has not recorded a deferred tax asset for these losses due to uncertainty regarding the eventual realization of the benefit. The effect of the foreign operations was an overall rate decrease of approximately 0.0% for the nine months ended September 30, 2021. There were no additional uncertain tax positions identified in the first nine months of 2021. The Company's effective income tax rate for the nine months ended September 30, 2020 was (0.1%), and differed from the federal tax rate due to state income taxes, changes in the reserve for uncertain income tax positions, provisions for interest charges for uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets.

NOTE 11 – SEGMENT INFORMATION

The Company classifies its business operations into one segment as follows:

•Services & Support: provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management.

Management has chosen to historically organize the Company and disclose reportable segments based on our products and services. Intercompany revenues are eliminated upon consolidation. “Other” includes non-allocated corporate overhead costs. As a result of our treatment of Suttle and the E&S Segment as discontinued operations, “Other” includes amounts previously allocated to Suttle and E&S that do not meet the criteria to be included in income from discontinued operations.

Information concerning the Company’s continuing operations in its S&S segment for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Services &		Intercompany
	Support	Other	Eliminations	Total
Three Months Ended September 30, 2021
Sales	$1,947,000	$—	$(119,000)	$1,828,000
Cost of sales	1,113,000	—	—	1,113,000
Gross profit	834,000	—	(119,000)	715,000
Selling, general and
administrative expenses	669,000	1,138,000	(119,000)	1,688,000
Amortization expense	110,000	—		110,000
Transaction costs	—	543,000	—	543,000
Restructuring expense	—	242,000	—	242,000
Operating income (loss)	55,000	(1,923,000)	—	(1,868,000)
Other income	4,000	66,000	—	70,000
Income (loss) before income tax	$59,000	$(1,857,000)	$—	$(1,798,000)

Depreciation and amortization	$133,000	$72,000	$—	$205,000

Capital expenditures	$5,000	$9,000	$—	$14,000

Assets	$6,776,000	$50,213,000	$(27,000)	$56,962,000

	Services &		Intercompany
	Support	Other	Eliminations	Total
Three Months Ended September 30, 2020
Sales	$3,530,000	$—	$(176,000)	$3,354,000
Cost of sales	2,190,000	—	(9,000)	2,181,000
Gross profit	1,340,000	—	(167,000)	1,173,000
Selling, general and
administrative expenses	803,000	1,324,000	(167,000)	1,960,000
Amortization expense	106,000	—	—	106,000
Transaction costs	—	72,000	—	72,000
Operating income (loss)	431,000	(1,396,000)	—	(965,000)
Other income	—	275,000	—	275,000
Income (loss) before income tax	$431,000	$(1,121,000)	$—	$(690,000)

Depreciation and amortization	$146,000	$128,000	$—	$274,000

Capital expenditures	$—	$79,000	$—	$79,000

Assets	$8,334,000	$47,410,000	$(27,000)	$55,717,000

	Services &		Intercompany
	Support	Other	Eliminations	Total
Nine Months Ended September 30, 2021
Sales	$5,719,000	$—	$(406,000)	$5,313,000
Cost of sales	3,459,000	—	—	3,459,000
Gross profit	2,260,000	—	(406,000)	1,854,000
Selling, general and
administrative expenses	2,290,000	3,683,000	(406,000)	5,567,000
Amortization expense	346,000	—	—	346,000
Transaction costs	—	1,855,000	—	1,855,000
Restructuring expense	—	242,000	—	242,000
Operating loss	(376,000)	(5,780,000)	—	(6,156,000)
Other income (expense)	20,000	(186,000)	—	(166,000)
Loss before income tax	$(356,000)	$(5,966,000)	$—	$(6,322,000)

Depreciation and amortization	$426,000	$218,000	$—	$644,000

Capital expenditures	$11,000	$9,000	$—	$20,000

	Services &		Intercompany
	Support	Other	Eliminations	Total
Nine Months Ended September 30, 2020
Sales	$5,882,000	$—	$(561,000)	$5,321,000
Cost of sales	3,792,000	—	(36,000)	3,756,000
Gross profit	2,090,000	—	(525,000)	1,565,000
Selling, general and
administrative expenses	1,614,000	3,928,000	(525,000)	5,017,000
Amortization expense	106,000	—	—	106,000
Transaction costs	—	486,000	—	486,000
Operating income (loss)	370,000	(4,414,000)	—	(4,044,000)
Other income	—	948,000	—	948,000
Income (loss) before income tax	$370,000	$(3,466,000)	$—	$(3,096,000)

Depreciation and amortization	$178,000	$443,000	$—	$621,000

Capital expenditures	$1,000	$100,000	$—	$101,000

NOTE 12 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period and year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 84,188 and 184,053 shares for the three and nine months ended September 30, 2021, respectively. The dilutive effect for the three and nine-month periods ended September 30, 2020 was 89,561 and 0 shares, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of September 30, 2021. Options totaling 791,415 and 727,915 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2020, respectively because the exercise price was greater than the average market price of common stock during the period and deferred stock awards totaling 110,308 shares would not have been included for the three and nine months ended September 30, 2020, because of unmet performance conditions.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, are summarized below:

	September 30, 2021

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market Funds	$33,138,000	$—	$—	$33,138,000
Subtotal	33,138,000	—	—	33,138,000

Short-term investments:
Corporate Notes/Bonds	—	2,861,000	—	2,861,000
Subtotal	—	2,861,000	—	2,861,000

Long-term investments:
Corporate Notes/Bonds	—	2,794,000	—	2,794,000
Convertible debt	—	—	250,000	250,000
Subtotal	—	2,794,000	250,000	3,044,000

Total	$33,138,000	$5,655,000	$250,000	$39,043,000

	December 31, 2020

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market Funds	$9,424,000	$—	$—	$9,424,000
Subtotal	9,424,000	—	—	9,424,000

Short-term investments:
Commercial Paper	—	700,000	—	700,000
Corporate Notes/Bonds	—	2,059,000	—	2,059,000
Subtotal	—	2,759,000	—	2,759,000

Long-term investments:
Corporate Notes/Bonds	—	5,605,000	—	5,605,000
Convertible debt	—	—	605,000	605,000
Subtotal	—	5,605,000	605,000	6,210,000

Current Liabilities:
Contingent Consideration	—	—	(550,000)	(550,000)
Subtotal	—	—	(550,000)	(550,000)

Total	$9,424,000	$8,364,000	$55,000	$17,843,000

The estimated fair value of contingent consideration as of December 31, 2020 was $550,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The Company paid the full amount of the contingent consideration during the first quarter of 2021 and there was no liability at September 30, 2021.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended September 30, 2021.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On November 12, 2021, the Company filed with the SEC a combined Form S-4 Registration Statement/Proxy Statement (the “Pineapple Merger Proxy Statement”). CSI urges investors, shareholders and other interested persons to read, when available, the definitive registration statement/proxy statement as well as other documents filed with the SEC because these documents will contain important information about CSI, Pineapple, and the proposed transaction. The definitive Pineapple Merger Proxy Statement will be mailed to CSI shareholders as of a record date to be established for voting on the proposed transaction. Shareholders will also be able to obtain a copy of the definitive Pineapple Merger Proxy Statement (when available), without charge, by directing a request to: Communications Systems, Inc., 10900 Red Circle Drive, Minnetonka, MN 55343. The preliminary and definitive proxy statement, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov).

Overview

Except as otherwise expressly discussed, all operating results for 2020 and 2021 only reflect the Company’s continuing operations and exclude the discontinued operations of the Company’s former E&S and Suttle businesses.

Communications Systems, Inc. provides network infrastructure and services for global deployments of enterprise and industrial broadband networks through the following business segment:

Services & Support

This segment is comprised of CSI’s JDL Technologies and Ecessa Corporation businesses. With over 30 years of growth and expertise in managed services and, more recently, SD-WAN solutions in this segment, the Company offers customers:

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

Third Quarter 2021 Summary

•Consolidated sales were $1.8 million in Q3 2021 compared to $3.4 million in Q3 2020.

•The Company incurred an operating loss from continuing operations of $1.9 million in Q3 2021 compared to an operating loss from continuing operations of $965,000 in Q3 2020.

•Net loss from continuing operations was $1.8 million, or ($0.19) per diluted share in Q3 2021, compared to net loss from continuing operations of $699,000, or ($0.07) per diluted share, in Q3 2020.

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

•The fact that with the August 2, 2021 sale of the E&S segment business to Lantronix the Company will no longer be allocating a portion of its general and administrative expenses to this segment. Therefore, the Company expects its non-allocated general and administrative expenses, which are separately accounted for as “Other,” to increase in the remainder of 2021.

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

Services & Support Segment Risks and Uncertainties:

•Our ability to continue to obtain and manage the historically fluctuating business from our traditional South Florida school district customer, particularly because we were not selected as the primary vendor on the next multi-year project for this school district customer, but have been selected as the secondary vendor for structured cabling and enterprise networking;

•Our ability to expand to other educational customers;

•Our ability to profitably increase our business serving SMB commercial businesses as well as any decreased spending by our existing SMB customers due to uncertainty or lower customer demand due to the COVID-19 pandemic;

•Our ability to successfully and profitably manage a large number of small accounts;

•Our ability to establish and maintain a productive and efficient workforce;

•Our ability to compete in a fast growing and large field of SD-WAN competitors, some of whom have more features than our current product offering; and

•Our ability to continue to integrate the recently acquired Ecessa SD-WAN business and the IVDesk private cloud services into this operating segment.

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

Three Months Ended September 30, 2021 Compared to

Three Months Ended September 30, 2020

Consolidated sales decreased 45.5% in the third quarter of 2021 to $1,828,000 compared to $3,354,000 in the same period of 2020. Consolidated operating loss from continuing operations in the third quarter of 2021 increased to $1,868,000 from an operating loss from continuing operations of $965,000 in the third quarter of 2020. Net loss from continuing operations in the third quarter of 2021 was $1,803,000 or $ (0.19) per diluted share compared to net loss from continuing operations of $699,000 or $ (0.07) per diluted share in the third quarter of 2020.

Services & Support

Services & Support sales decreased 45% to $1,947,000 in the third quarter of 2021 compared to $3,530,000 in the third quarter of 2020.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$482,000	$117,000
Healthcare	261,000	244,000
Education	64,000	2,312,000
Other commercial clients	1,021,000	682,000
CSI IT operations	119,000	175,000
	$1,947,000	$3,530,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$297,000	$2,611,000
Services & support revenue	1,650,000	919,000
	$1,947,000	$3,530,000

Revenues from the education sector decreased $2,248,000 or 97% in the third quarter of 2021 as compared to the 2020 third quarter due to the substantial completion of projects from the Company’s Florida school district customer in the prior year. The Company was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from sales to SMBs, which are primarily financial, healthcare and commercial clients increased $721,000 or 69% in the third quarter of 2021 as compared to the third quarter of 2020 due to the acquisition of the assets of IVDesk on November 3, 2020. Project and product revenue decreased $2,314,000 or 89% in the third quarter of 2021 as compared to the third quarter of 2020 primarily due to the decrease in the education sector. Services and support revenue increased $731,000 or 80% as compared to the same quarter of the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $634,000 in revenue during the quarter. Overall, Ecessa contributed $565,000 in revenue during the quarter, an increase of $30,000 over the third quarter of the prior year.

Gross profit decreased 38% to $834,000 in the third quarter of 2021 compared to $1,340,000 in the same period in 2020 due to the decrease in the education sector revenue. Gross margin increased to 42.8% in the third quarter of 2021 compared to 38.0% in the third quarter of 2020 due to the increase in services & support revenue, which has higher margins. Selling, general and administrative expenses decreased 17% in the third quarter of 2021 to $669,000, or 34.4% of sales, compared to $803,000, or 22.7% of sales, in the third quarter of 2020 due to lower compensation related expenses on lower headcount.

Services & Support reported operating income of $55,000 in the third quarter of 2021 compared to operating income of $431,000 in the same period of 2020, primarily due to lower revenues into the education sector.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations.

Other corporate costs increased by $527,000 due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger and additional expense related to the accelerated vesting of all outstanding equity awards.

Income Taxes

The Company’s loss from continuing operations before income taxes was $1,798,000 in the third quarter of 2021 compared to a loss from continuing operations before income taxes of $690,000 in the third quarter of 2020. The Company’s effective income tax rate was (0.3%) in the third quarter of 2021 and (1.3%) in 2020. This effective tax rate for 2021 differs from the federal tax rate of 21% due to state income taxes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023. The Company expects to offset a substantial portion of the loss carryforwards against the gain on sale of the E&S segment in 2021.

Nine Months Ended September 30, 2021 Compared to

Nine Months Ended September 30, 2020

Consolidated sales decreased slightly in the first nine months of 2021 to $5,313,000 compared to $5,321,000 in the same period of 2020. Consolidated operating loss from continuing operations in the first nine months of 2021 increased to $6,156,000 from an operating loss from continuing operations of $4,044,000 in the first nine months of 2020. Net loss from continuing operations in the first nine months of 2021 was $6,328,000 or $ (0.65) per diluted share compared to net loss from continuing operations of $3,100,000 or $ (0.33) per diluted share in the first nine months of 2020.

Services & Support

Services & Support sales decreased 3% to $5,719,000 in the first nine months of 2021 compared to $5,882,000 in the first nine months of 2020.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$1,306,000	$314,000
Healthcare	760,000	674,000
Education	212,000	3,031,000
Other commercial clients	3,035,000	1,302,000
CSI IT operations	406,000	561,000
	$5,719,000	$5,882,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$927,000	$3,498,000
Services & support revenue	4,792,000	2,384,000
	$5,719,000	$5,882,000

Revenues from the education sector decreased $2,819,000 or 93% in the first nine months of 2021 as compared to the 2020 first nine months due to the substantial completion of projects from the Company’s Florida school district customer in the prior year. The Company was not selected as the primary vendor on the next multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from sales to SMBs, which are primarily financial, healthcare and commercial clients increased $2,811,000 or 123% in the first nine months of 2021 as compared to the first nine months of 2020 due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. Project and product revenue decreased $2,571,000 or 73% in the first nine months of 2021 as compared to the first nine months of 2020 primarily due to the decrease in the education sector. Services and support revenue increased $2,408,000 or 101% as compared to the same period of the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $1,847,000 in revenue during the first nine months. Overall, Ecessa contributed $1,736,000 in revenue during the first nine months, an increase of $938,000 over the same period of the prior year.

Gross profit increased 8% to $2,260,000 in the first nine months of 2021 compared to $2,090,000 in the same period in 2020. Gross margin increased to 39.5% in the first nine months of 2021 compared to 35.5% in 2020 due to the increase in services & support revenue, which has higher margins. Selling, general and administrative expenses increased 42% in the first nine months of 2021 to $2,290,000, or 40.0% of sales, compared to $1,614,000, or 27.4% of sales, in the first nine months of 2020 due to the May 2020 acquisition of Ecessa and the November 2020 acquisition of IVDesk, and the inclusion of their associated general and administrative costs, which are not included in the prior year.

Services & Support reported an operating loss of $376,000 in the first nine months of 2021 compared to operating income of $370,000 in the same period of 2020, primarily due to decreased revenue from the education sector and increased selling, general and administrative expenses, including an increase in amortization expense of $240,000.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations. Other corporate costs increased by $1,366,000 due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger.

Income Taxes

The Company’s loss from continuing operations before income taxes was $6,322,000 in the first nine months of 2021 compared to a loss from continuing operations before income taxes of $3,096,000 in the first nine months of 2020. The Company’s effective income tax rate was (0.1%) in the first nine months of 2021 and (0.1%) in 2020. This effective tax rate for 2021 differs from the federal tax rate of 21% due to state income taxes, the effect of uncertain income tax positions, stock compensation windfalls and changes in valuation allowances related to deferred tax assets. As of December 31, 2020, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,940,000 that is available to offset future taxable income and begins to expire in 2035. The Company also has a federal capital loss carryforward from 2018 of approximately $1,930,000 that is available to offset future capital gains and expires in 2023. The Company expects to offset a substantial portion of the loss carryforwards against the gain on sale of the E&S segment in 2021.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $40,940,000 in cash, cash equivalents, restricted cash, and liquid investments. Of this amount, $33,138,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $5,655,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2021.

The Company had working capital of $3,541,000 at September 30, 2021, consisting of current assets of approximately $41,471,000 and current liabilities of $37,930,000 compared to working capital of $28,320,000 at December 31, 2020 consisting of current assets of $35,758,000 and current liabilities of $7,438,000.

Cash flow used in operating activities was approximately $2,626,000 in the first nine months of 2021 as compared to $5,580,000 used in the same period of 2020. Significant working capital changes from December 31, 2020 to September 30, 2021 included a decrease in receivables of $2,238,000 and an increase in payables of $1,007,000.

Net cash provided by investing activities was $26,329,000 in first nine months of 2021 compared to $1,183,000 2020, due to $23,625,000 in proceeds from the E&S Sale Transaction in discontinued operations.

Net cash used in financing activities was $1,565,000 in the first nine months of 2021 compared to $827,000 used in financing activities in 2020. The Company paid $550,000 in contingent consideration related to the November 2020 IVDesk acquisition. Cash dividends paid on common stock decreased to $16,000 in 2021 from $564,000 in 2020 ($0.04 per common share). Dividends paid in the first nine months of 2021 consisted only of accrued dividends that were paid on deferred stock or restricted stock units that vested and were issued in 2021. Proceeds from common stock issuances, principally related to the accelerated vesting of all outstanding equity awards, totaled approximately $3,813,000 in 2021 and $91,000 in 2020. The Company acquired $1,073,000 and $70,000 of Company stock from employees in 2021 and 2020, respectively, to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company has not acquired Company stock during the first nine months of 2021 under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At September 30, 2021, there remained $341,000 under the 2019 Stock Repurchase Program. See “Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q.

Line of Credit

On August 28, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, establishing a $5.0 million line of credit facility that replaced a prior facility. On October 29, 2020, the Company entered into a First Amendment to the Credit Agreement. Under the Credit Agreement, as amended, the Company had the ability to obtain one or more letters of credit in an aggregate amount up to $2.0 million, subject to the general terms of the Credit Agreement. The Company terminated the Credit Agreement effective August 13, 2021.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

PIPE Offering

On September 15, 2021, CSI entered into a securities purchase agreement with a group of institutional investors (the “PIPE Investors”) to make a $32.0 million private placement investment in CSI in connection with the closing of the previously announced merger between CSI and Pineapple Energy, LLC (“Pineapple”). Proceeds of this investment will be used primarily to fund Pineapple strategic initiatives. The closing of the financing is subject to approval of CSI’s shareholders. See further information in Note 9 in Notes to Financial Statements.

Cash Dividend

On September 13, 2021, CSI announced that its board of directors had declared a special dividend of $3.50 per share payable on October 15, 2021 to CSI shareholders of record at the close of business on September 30, 2021. The aggregate amount of the special dividend was approximately $34.0 million, which was funded from the net proceeds of the E&S Sale Transaction and CSI’s existing cash on hand.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our 2020 Form 10-K in Note 1 Summary of Significant Accounting Policies included in our Consolidated Financial Statements. There were no other significant changes to our critical accounting policies during the nine months ended September 30, 2021.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we concluded that our internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

In the three months ending September 30, 2021, the Company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	—	$—	—	$341,242
August 2021	647,893	7.15	—	341,242
September 2021	—	—	—	341,242
Total	647,893	$7.15	—	$341,242

(1)The total number of shares purchased generally includes shares purchased under the Board’s authorization, including market purchases and privately negotiated purchases, but in this quarter consisted solely of shares purchased by the Company in connection with the net exercise of options or share withholding with respect to the exercise of options or vesting of restricted stock units by employees.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits.

The following exhibits are included herein:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated November 15, 2021 Announcing 2021 Third Quarter Results
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Communications Systems, Inc.

	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: November 15, 2021		Interim Chief Executive Officer

	By	/s/ Mark Fandrich
Mark Fandrich
Date: November 15, 2021		Chief Financial Officer