Form 10-K
period 2021-12-31
COMMUNICATIONS SYSTEMS INC
filed 2022-03-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.05 par value	JCS	Nasdaq Stock Market
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

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Smaller Reporting Company  ☒  Emerging Growth Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $53,155,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2021.

As of March 1, 2022 there were outstanding 9,720,627 shares of the Registrant’s common stock.

RISK FACTOR SUMMARY

Below is a summary of the material risks to our business, operations and the investment in our common stock. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under Part I, Item 1A. “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our common stock.

Please see Part I, Item 1 Business – Recent Developments for a description of our proposed merger transaction involving Pineapple Energy LLC. If the merger is approved by CSI shareholders and the merger is consummated, the combined company will be subject to the risks set forth under “Risks Related to the Combined Company Following Consummation of the Merger.” If the merger is not approved by CSI shareholders or the merger is not consummated for any other reason, CSI will be subject to the risks set forth under “Risks Related to CSI Following Termination of the Merger.”

Risks Related to the Combined Company Following Consummation of the Merger

Risks Relating to the Combined Company’s Business

•The combined company’s growth strategy depends on the continued origination of solar service agreements.

•If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the combined company anticipates, its ability to originate solar service agreements may decrease.

•A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers could harm the combined company’s business, financial condition and results of operations.

•The combined company needs to obtain substantial additional financing arrangements to provide working capital and growth capital.

•The combined company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components.

•The combined company faces competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.

•Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for the combined company’s offerings.

•The combined company will depend on a limited number of suppliers of solar energy system components.

•Increases in the cost of the combined company’s solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

•The combined company’s operating results may fluctuate from quarter to quarter and year to year.

•If the combined company is unable to make acquisitions on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

•The installation and operation of solar energy systems depends heavily on suitable solar and meteorological conditions.

•The loss of one or more members of the combined company’s senior management or key employees may adversely affect its ability to implement its strategy.

•The combined company’s inability to protect its intellectual property could adversely affect its business.

•The combined company may be subject to interruptions, failures or breaches in its information technology systems.

•The ongoing COVID-19 pandemic could adversely affect the combined company’s business, financial condition and results of operations.

Combined Company Regulatory Risks

•The combined company may be subject to regulation as an electric utility in the future.

•Electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems.

•The combined company will rely on net metering and related policies for competitive pricing to its customers.

•The combined company’s business will depend in part on the availability of financial incentives.

•Limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce the combined company’s ability to sell electricity from its solar energy systems.

•Compliance with occupational safety and health requirements and best practices can be costly.

Risks Related to the Combined Company’s Common Stock

•The combined company does not intend to pay cash dividends on its common stock.

•The ownership of the combined company common stock is expected to be highly concentrated.

•Future sales of combined company shares could cause the combined company’s stock price to decline.

•The continuing costs and burdens associated with being a public company will constitute a significant percentage of the combined company’s annual revenue.

•If the combined company fails to put in place appropriate and effective internal control over financial reporting, it may suffer harm to its reputation and investor confidence levels.

•The price of the combined company’s common stock may be volatile and may decline in value.

•The combined company may issue additional common stock resulting in stock ownership dilution.

•The combined company’s anti-takeover provisions may discourage or prevent a change in control, even if a sale of the combined company could be beneficial to the combined company’s shareholders.

•The combined company’s inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in its common stock being delisted.

Risks Related to CSI Following Termination of the Merger

Risks Relating to CSI Strategic Alternatives Following Termination of the Merger

•CSI may not be successful in implementing any strategic alternative following termination of the merger.

•CSI will face challenges in identifying another private company for a similar reverse merger transaction and the strategic alternatives available to the CSI board of directors following termination of the merger may be limited.

•If CSI pursues acquisitions following the termination of the merger, CSI may not successfully close any acquisition and may have difficulty integrating or otherwise obtaining the strategic benefits of any acquisition.

•The continuing costs and burdens associated with being a public company will constitute a much larger percentage of CSI’s revenue from the remaining S&S business following termination of the merger.

Risks Relating to CSI’s Common Stock Following Termination of the Merger

•The price of the CSI common stock may be volatile and may decline in value.

•Anti-takeover provisions in CSI’s organizational documents and agreements may discourage or prevent a change in control, even if a sale of CSI could be beneficial to CSI’s shareholders.

•CSI’s inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in its common stock being delisted.

Risks Relating to the S&S Segment Business Operations Following Termination of the Merger

•CSI is dependent upon our senior management and other critical employees.

•The primary markets we serve are highly competitive.

•Our gross margins have fluctuated year to year, and we face many challenges in maintaining margins.

•Consolidation among our S&S customers may result in the loss of some S&S customers and reduced revenue.

•Our information technology systems may be exposed to various cybersecurity risks.

•Our S&S operating results fluctuate from quarter to quarter.

•Our S&S sales and operations may be adversely affected by the coronavirus (COVID-19) epidemic.

PART I

ITEM 1. BUSINESS

OVERVIEW

Communications Systems, Inc. (herein collectively referred to as “CSI,” “our,” “we” or the “Company”) is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (U.S.). The Company maintains a website at www.commsystems.com. CSI’s annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K , and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on CSI’s website as soon as reasonably practicable after these documents are filed electronically with the SEC. To obtain copies of these reports, go to www.commsystems.com and click on “Financial Reports,” then click on “Edgar Filings” to view all of CSI’s current EDGAR reports.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, like CSI, that file electronically with the SEC. The SEC’s website is www.sec.gov.

RECENT DEVELOPMENTS

As previously reported, CSI, Helios Merger Co., a Minnesota corporation and a wholly-owned subsidiary of CSI (“Merger Sub”), and Pineapple Energy LLC, a Delaware limited liability company (“Pineapple”), have entered into an Agreement and Plan of Merger dated March 1, 2021, as amended (the “merger agreement”), pursuant to which Merger Sub will merge with and into Pineapple, with Pineapple surviving the merger as a wholly-owned subsidiary of CSI. The merger and the other transactions contemplated by the merger agreement are referred to collectively as the “Pineapple Merger Transaction.”

Following the merger, CSI will be renamed “Pineapple Holdings, Inc.” and is sometimes referred to herein as the “combined company.” Immediately prior to the effective time of the merger, Pineapple will complete its acquisition of two Hawaiian solar companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”), which is sometimes referred to as the “Pre-Closing Acquisition.” Following the closing of the merger, the combined company will be focused on the growing home solar industry, primarily operating through its Pineapple, HEC and E-Gear subsidiary businesses.

At the time the Pineapple Merger Transaction was announced, CSI stated its intention to divest substantially all its current operating and non-operating assets, including its E&S Segment business, its S&S Segment business, real estate holdings, and cash, cash equivalents, and investments. Consistent with that announcement, on August 2, 2021, CSI sold the two subsidiaries that operated the E&S Segment business to Lantronix, Inc. and, as a result, CSI disposed of its E&S Segment business as of that date. See “Sale of E&S Segment” below for additional details.

A special meeting of CSI shareholders has been scheduled for Wednesday, March 16, 2022, at 10:00 a.m. Central Time to vote on the proposed Pineapple merger transaction, among other things. Beginning on February 4, 2022, the notice of the special meeting and a proxy statement/prospectus was sent to CSI shareholders as of the January 27, 2022 record date.

Pursuant to the merger agreement, at the effective time of the merger, the outstanding Pineapple units held by members of Pineapple immediately prior to the effective time will be automatically cancelled and represent only the right to receive shares of CSI common stock. As Base Consideration, CSI has agreed to issue to the members of Pineapple 15.6 million shares of CSI’s common stock. The Base Consideration will be increased for any outstanding convertible notes issued by Pineapple in a pre-closing financing referred to as the Convertible Note Financing, which will convert into additional shares of CSI common stock at a rate of one additional share for every $2.00 in unpaid principal and accrued interest on outstanding convertible notes. The Base Consideration will be decreased for any outstanding indebtedness of Pineapple at the closing of the merger in excess of $22.5 million, which will reduce the Base Consideration at a rate one share for every $2.00 of excess indebtedness. In addition to the Base Consideration, certain members of Pineapple will receive 3.0 million shares of CSI common stock as Earnout Consideration if a funding-related condition to closing the merger is satisfied by Pineapple or waived by CSI and certain Pineapple members may receive up to an additional 10.0 million shares of CSI common stock as Earnout Consideration upon the occurrence of milestones specified in the merger agreement.

In addition, in connection with the Pineapple Merger Transaction, on September 15, 2021, CSI entered into a securities purchase agreement with certain investors, referred to as the PIPE Investors, to make a $32.0 million private placement investment referred to as the PIPE Offering. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors will receive shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $3.40 per share into CSI common stock, together with five-year warrants to purchase an additional $32.0 million of common shares at that same price. The PIPE Offering is expected to close immediately following the consummation of the merger. Thus, the PIPE Investors will invest in the combined company and will not be entitled to any cash dividends prior to the effective time or to the CVRs issued to CSI shareholders as of the close of the business day immediately preceding the effective time. The combined company will use the proceeds from the PIPE Offering to fund the cash portion of the purchase price to acquire Hawaii Energy Connection, LLC and E-Gear, LLC assets, to repay $4.5 million of Pineapple’s $7.5 million term loan from Hercules, for transaction expenses, and for working capital to support Pineapple’s growth strategy of acquiring leading local and regional solar installers around the United States. It is expected that the Pre-Closing Acquisition, the merger and the PIPE Offering will close sequentially on the same date.

If the merger is approved and the merger is consummated, the shareholders of CSI as of the close of the business day immediately preceding the effective time of the merger will receive one contractual non-transferable contingent value right, or CVR, per share of CSI common stock then held by them. The CVRs will be governed by a CVR agreement by and among CSI, a Rights Agent and a CVR Holders’ Representative. The rights and obligations of the CVR agreement will become the rights and obligations of the combined company after the closing of the merger. Under the CVR agreement, holders of the CVRs will be entitled to receive a portion of the proceeds of any divestiture, assignment or other disposition of all assets of CSI or its subsidiaries that are related to CSI’s pre-merger business, assets and properties that occur during the 24-month period following the closing of the merger.

The foregoing description of the merger and merger agreement, the PIPE Offering and the securities purchase agreement, and the CVR and CVR agreement, do not purport to be complete and are each qualified in their respective entirety by reference to the merger agreement, the securities purchase agreement and the CVR agreement, respectively.

In addition, see Part I – Item 1A – Risk Factors:

•If the merger is approved by CSI shareholders and the merger is consummated, the combined company will be subject to the risks set forth under Item 1A – Risk Factors – “Risks Related to the Combined Company Following Consummation of the Merger.”

•If the merger is not approved by CSI shareholders or the merger is not consummated for any other reason, CSI will be subject to the risks set forth under Item 1A – Risk Factors – “Risks Related to CSI Following Termination of the Merger.”

SALE OF SUTTLE BUSINESSS

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

SALE OF E&S SEGMENT

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

As a result of the E&S Sale Transaction, unless otherwise noted, all information in this Form 10-K about the E&S Segment will be discussed and presented as discontinued operations and the Company will report its remaining business operations as continuing operations as described below.

OVERVIEW OF CURRENT CSI OPERATIONS

Following the E&S Sale Transaction, the Company classifies its business operations into one segment, its Services & Support segment. The Services & Support segment is comprised of CSI’s JDL Technologies, Inc. (“JDL Technologies” or “JDL”) and Ecessa Corporation (“Ecessa”) businesses. JDL is based in Fort Lauderdale, Florida, and Ecessa is based in Minnetonka, Minnesota. Services & Support (“S&S”) provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management. The Services & Support segment includes the business operations of IVDesk, which was purchased in November 2020. Services & Support’s 2021 sales were $7,483,000 compared to 2020 sales of $8,777,000. Project and product revenue totaled $1,168,000 in 2021 or 16% of segment sales compared to $5,120,000 in 2020 or 58% of this segment’s sales. Services revenues increased to $6,315,000 in 2021 from $3,657,000 in 2020.

As noted within this Form 10-K, we have classified the operations of the E&S Segment as discontinued operations for 2021 and 2020. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting.

Additionally, any indirect general and administrative costs previously allocated to Suttle and the E&S Segment are also included in “Other.” Intersegment revenues are eliminated upon consolidation.

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

Services & Support partners with clients to provide complete support for their information technology environments, from servers to software applications, from the network-level down to the desktop level. Under a typical managed services agreement, S&S provides virtual Chief Information Officer (“CIO”) services to client management, deploys, manages, secures, and supports each client’s IT systems and services, provides helpdesk support to the client’s user community, and adds value to the client’s business by enabling the client to focus instead on its core competencies. Services & Support’s key avenues for delivering on this commitment, and its competitive advantages, include on-premise managed services operations center and secure, state-of-the-art hosted datacenter and partnerships with industry leading solution providers. The managed services operations center leverages the best available tools, applications, practices, and resources to deliver a consistent, quality customer experience. Services & Support holds the MSP Trustmark credential from CompTIATM and is a member of the MSP AllianceTM.

Services & Support’s portfolio of technology solutions reflects the regular introduction of new technologies and delivery methodologies and the increasing demand among businesses for innovative solutions to strengthen their respective competitive edges and address prevailing IT challenges. With its team of professionally certified engineers, more than 250 years of technical experience, and talented leadership, S&S develops IT solutions that effectively meet these demands. To sustain its leading-edge position, S&S also maintains robust partnerships with strategic manufacturers and is a 3CX VoIP Gold Partner, HP Enterprise Gold Partner, Microsoft Gold Partner, eMDs Solution Provider, and Citrix Silver level Solutions Service Provider.

Customers

In 2021, Services & Support aggressively targeted its primary vertical markets of healthcare, financial services, commercial business and education.

Healthcare:

Services & Support continues to serve as a trusted partner to its healthcare clients, offering SD-WAN devices and an array of services that address HIPAA Security Rule and Privacy Rule compliance requirements, including its flagship cloud-based service, HIPAA FastTrackTM, which enables healthcare providers to achieve compliance with the complex requirements of the HIPAA. Services & Support’s managed services practice supports clients ranging from single-office providers, to multi-location regional specialists, to their regulated suppliers and business associates.

Financial Services:

Services & Support provides a variety of solutions to the financial services industry. Most notably in the areas of SD-Wan and Network Redundancy which provides a never down network to many local and regional banks and our hosted cloud desktop solution which CPA firms both large and small have adopted to ensure their agents have consistent and secure access to their industry solutions and sensitive client data.

Commercial:

Services & Support provides support and service to a diverse commercial client set. In 2021, Services & Support continued to place emphasis on an expanded set of security solutions layered on top of its Cloud-Based IT Managed Services. This enabled Services & Support to provide an even more secure total solution that included security awareness testing and training of client end users which has become increasingly important as threats to an organization’s security are focused more and more on end users as the weakest link.

Education:

During 2020, Services & Support continued to support a multi-year project to provide wireless network services and datacenter upgrades for several hundred public K-12 schools in Florida. Most of the Company’s work on this project was completed in 2020. The education vertical remains an important element of Services & Support's overall market strategy. Much of the Company’s historical revenue from the education sector has been derived from a school district in Florida. The Company has substantially completed its work on this project and was not selected as the primary vendor on the next multi-year project for this school district but was selected as the secondary vendor for structured cabling and enterprise networking. JDL continued to provide certain data center support services in 2021.

Products and Services

As a managed service provider and value-added reseller, Services & Support specializes in delivering technology solutions that free organizations to focus on the strategic business activities and core competencies critical to their financial success. Services & Support’s technology solutions encompass an extensive range of networking, virtualization, cloud, cybersecurity, and infrastructure services, most of which are available under JDL managed services contracts and a proprietary offering with Ecessa’s SD-WAN device which provides Never Down ® networks. By deploying automatic failover and leveraging up to 25 communication links ranging from MPLS (multiprotocol label switching), lower cost broadband, cable, satellite, microwave or cellular 5G/4G/LTE, Ecessa’s SD-WAN devices guarantee network and Internet uptime. As technology continues its move to the cloud, JDL aggressively markets its portfolio of cloud-based service offerings and SD-WAN devices to healthcare and commercial business. Its HIPAA FastTrackTM and Security FastTrackTM services, available in the JDL Cloud powered by Citrix, have won awards for product innovation, just as Services & Support has been recognized in the industry as a leading Managed Service Provider. Services & Support engineers are trained and certified in the newest cloud and other technology solutions.

Managed Services:

Services & Support continues to refine its Managed Services offering as the industry matures taking it from a traditional remote management model to a hosted service offering that grants Services & Support greater control, enables tighter service level agreements and increases margins while providing clients with a more service rich, cost effective, and secure environments for their IT systems. Services & Support serves a diverse base of clients with locations throughout the United States, offering managed service programs designed specifically for the healthcare and commercial markets. These robust programs meet HIPAA compliance standards and, while the majority of clients are supported remotely, independent of geographic borders, Services & Support is also able to provide on-site network management and help desk support for key enterprise clients in the South Florida, Atlanta, Georgia, and Minneapolis/St. Paul, Minnesota markets. Services & Support’s managed services include network management, availability assurance, event alerting and incident management services; server, workstation, mobile device, and other asset management services; security services including software patching, firewall, antivirus, anti-malware, and cybersecurity intrusion detection and prevention services; help desk support for client users; SIP-trunking, voice over IP and office management services; migration, conversion and vendor management; and technical consulting services and training.

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

Virtualization:

Whether hosted on premise, in Services & Support’s private cloud, or on third-party platforms such as Azure or Amazon Web Services (“AWS®”), using virtualization across an organization’s IT environment delivers greater agility, mobility and efficiency. Services & Support’s virtualization engineers assess, design, deploy, and manage virtualization programs that are designed to ensure user access to any workload, anytime, anywhere, on any device. Services & Support’s virtualization services encompass network infrastructure, security, desktops, servers, applications, storage, and any combination thereof, including connectivity and software licensing. As Services & Support clients continue to adopt virtualization, they experience the economies of scale, reduced capital requirements, enhanced security, and disaster recovery protections that are inherent in virtualized environments.

Competition

The Company expects the Managed Services market will continue to grow significantly over the next several years, and as a result will attract additional competitors, becoming an even more competitive industry. In response to these factors, Services & Support’s focus is to quickly adapt to the changing needs of its clients through the adoption and productizing of new IT Service technologies as they become available. An example of this was the addition of several security services to the Services & Support portfolio in 2021 including Microsoft 365’s Workforce Modernization which includes a suite of solutions designed to enhance security and flexibility from the workstation to cloud hosted applications. By ensuring Services & Support continuously evaluates the services we offer with a focus on the changing market, we are able to provide a better range of services to our clients and prospects while increasing their reliance upon us as their IT service provider.

Order Book

Outstanding customer orders and contracts for Services & Support products and services were approximately $2,800,000 at March 1, 2022 and $4,333,000 at March 1, 2021. The Company does not consider current outstanding orders and contracts as a significant indicator of longer-term future results.

Human Capital

As of March 1, 2022, the Company employed 39 people. Of this number, 31 were employed within the Services & Support segment, and 8 in corporate general and administrative positions. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

The Company’s employees are critical to the Company’s ability to execute the strategic direction and transactions approved by the CSI board of directors, including the continued operation of the S&S segment, the Company’s efforts to pursue and consummate the Pineapple Merger Transaction and related transactions, and the Company’s divestiture of substantially all its current operating and non-operating assets as part of CSI’s previously stated intention.

Despite the uncertainties presented by the proposed Pineapple Merger Transaction and related transactions, the Company aims to attract and retain qualified personnel and provides wages and benefits that are competitive locally to reward employees for performance. The Company values innovation, inclusion and diversity, safety and engagement as they attract, develop, and retain the best talent. We have adopted a diversity statement that is posted on our website at https://www.commsystems.com/corporate-governance/communications-systems-inc-diversity-inclusion-statement/.

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

ITEM 1A. RISK FACTORS

As described in this Annual Report on Form 10-K, on March 1, 2021, CSI, Helios Merger Co., a Minnesota corporation and a wholly-owned subsidiary of CSI (“Merger Sub”), and Pineapple Energy LLC, a Delaware limited liability company (“Pineapple”), entered into a merger agreement, pursuant to which Merger Sub will merge with and into Pineapple, with Pineapple surviving the merger as a wholly-owned subsidiary of CSI. The merger and the other transactions contemplated by the merger agreement are referred to collectively as the “Pineapple Merger Transaction.” Following the merger, CSI will be renamed “Pineapple Holdings, Inc.” and is sometimes referred to herein as the “combined company.” As consideration for the merger, CSI will issue shares of its common stock to the members of Pineapple and the members of Pineapple will become the majority owners of CSI’s outstanding common stock upon the closing of the merger. The Pineapple Merger Transaction is subject to approval by the CSI shareholders at a special meeting of shareholders that has been scheduled for Wednesday, March 16, 2022, at 10:00 a.m. Central Time.

If the merger is approved by CSI shareholders and the merger is consummated, the combined company will be subject to the risks set forth under “Risks Related to the Combined Company Following Consummation of the Merger.”

If the merger is not approved by CSI shareholders or the merger is not consummated for any other reason, CSI will be subject to the risks set forth under “Risks Related to CSI Following Termination of the Merger.”

Certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements within the meaning of and in reliance on the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements. Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors, including those factors discussed below.

Risks Related to the Combined Company Following Consummation of the Merger

Risks Relating to the Combined Company’s Business

The combined company’s growth strategy depends on the continued origination of solar service agreements.

The combined company’s growth strategy depends on the continued origination of solar service agreements. The combined company may be unable to originate additional solar service agreements and related solar energy systems in the numbers or at the pace the combined company currently expects for a variety of reasons, including, but not limited to, the following:

•demand for solar energy systems failing to develop sufficiently or taking longer than expected to develop;

•residential solar energy technology being unavailable at economically attractive prices as a result of factors outside of the combined company’s control, including utility prices not rising as quickly as anticipated;

•issues related to financing, construction, permitting, the environment, governmental approvals and the negotiation of solar service agreements;

•a reduction in government incentives or adverse changes in policy and laws for the development or use of solar energy, including net metering, solar renewable energy credits (“SRECs”) and tax credits;

•other government or regulatory actions that could adversely affect the combined company’s business model;

•supply chain issues considering most residential solar panels are manufactured outside the US;

•negative developments in public perception of the solar energy industry; and

•competition from other solar companies following a similar business plan to that contemplated by the company and other energy technologies, including the emergence of alternative renewable energy technologies.

If the challenges of originating solar service agreements increase, the combined company’s pool of available opportunities may be limited, which could have a material adverse effect on its business, financial condition, cash flows and results of operations.

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the combined company anticipates, its ability to originate solar service agreements may decrease.

The distributed residential solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently or takes longer to develop than the combined company anticipates, it may be unable to originate additional solar service agreements and related solar energy systems to grow its business. In addition, demand for solar energy systems in the combined company’s targeted markets may not develop to the extent it anticipates. As a result, the combined company may be unsuccessful in broadening its customer base through origination of solar service agreements and related solar energy systems within its current markets or in new markets it may enter.

Many factors may affect the demand for solar energy systems, including, but not limited to, the following:

•availability, substance and magnitude of solar support programs, including government targets,

•subsidies, incentives, renewable portfolio standards and residential net metering rules;

•the relative pricing of other conventional and non-renewable energy sources, such as natural gas, coal, oil and other fossil fuels, wind, utility-scale solar, nuclear, geothermal and biomass;

•performance, reliability and availability of energy generated by solar energy systems compared to conventional and other non-solar renewable energy sources;

•availability and performance of energy storage technology, the ability to implement this technology for use in conjunction with solar energy systems and the cost competitiveness this technology provides to customers as compared to costs for those customers that rely solely on the conventional electrical grid; and

•general economic conditions, supply chain conditions and the level of interest rates.

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate the combined company’s prospects. The combined company cannot be certain if historical growth rates reflect future opportunities or whether it will achieve the growth it anticipates. The failure of distributed residential solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on the combined company’s business, financial condition and results of operations.

If the combined company fails to manage its operations and growth effectively, it may be unable to execute its business plan, maintain high levels of customer service or adequately address competitive challenges.

The combined company will be focused on achieving significant revenue growth in the future measured by its number of customers and it intends to continue its efforts to expand its business within existing and new markets. This growth may place a strain on the combined company’s management, operational and financial infrastructure. The combined company’s growth requires management to devote a significant amount of time and effort to maintain and expand its relationships with customers and third parties, attract new customers, arrange financing for its growth and manage its expansion into additional markets.

In addition, the combined company’s current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support future growth and may require it to make additional unanticipated investments in its infrastructure. The combined company’s success and ability to further scale its business will depend, in part, on its ability to manage these changes in a cost-effective and efficient manner.

If the combined company cannot manage its operations and growth, it may be unable to meet its or others’ expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute its business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage the combined company’s operations and growth could adversely impact its reputation, business, financial condition, cash flows and results of operations.

A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers could harm the combined company’s business, financial condition and results of operations.

Decreases in the retail price of electricity from electric utilities or from other retail electric providers, including other renewable energy sources such as larger-scale solar energy systems, could make the combined company’s offerings less economically attractive. The price of electricity from utilities could decrease for any one or more reasons, including but not limited to:

•the construction of a significant number of new power generation plants, whether generated by natural gas, nuclear power, coal or renewable energy;

•the construction of additional electric transmission and distribution lines;

• a reduction in the price of natural gas or other natural resources as a result of increased supply due to new drilling techniques or other technological developments,

• a relaxation of associated regulatory standards or broader economic or policy developments;

•less demand for electricity due to energy conservation technologies and public initiatives to reduce electricity consumption or to recessionary economic conditions; and

•development of competing energy technologies that provide less expensive energy.

A reduction in electric utilities’ rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate or adding fees to homeowners that have residential solar systems) could also make the combined company’s offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from residential solar energy systems or if similar events affecting the economics of the combined company’s offerings were to occur, it may have difficulty attracting new customers or existing customers may default or seek to terminate, cancel or otherwise avoid the obligations under their solar service agreements. For example, large utilities in California have started transitioning customers to time-of-use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, residential customers with solar energy systems may be required to take service under time-of-use rates with the later peak period. Moving utility customers to time-of-use rates or the shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could also make the combined company’s offerings less competitive. Time-of-use rates could also result in higher costs for the combined company’s customers whose electricity requirements are not fully met during peak periods by the combined company’s solar systems.

Additionally, the price of electricity from utilities may grow less quickly than the price escalator feature in certain of the combined company’s solar service agreements, which could also make its solar energy systems less competitive with the price of electricity from the electrical grid and result in a material adverse effect on the combined company’s business, financial condition and results of operations.

The combined company needs to obtain substantial additional financing arrangements to provide working capital and growth capital and if financing is not available to it on acceptable terms when needed, its ability to continue to grow its business would be materially adversely impacted.

Distributed residential solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital expenditures. The combined company’s future success depends in part on its ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of its solar energy systems. The combined company seeks to minimize its cost of capital to improve profitability and maintain the price competitiveness of the electricity produced by, the payments for and the cost of its solar energy systems. Although the combined company relies on access to capital to cover the costs related to bringing its solar energy systems in service, its customers ultimately bear responsibility for those costs pursuant to the solar service agreements.

To meet the capital needs of the combined company’s growing business, it will need to obtain additional debt or equity financing from current and new investors. If any of the combined company’s current debt or equity investors decide not to invest in it in the future for any reason, or decide to invest at levels inadequate to support its anticipated needs or materially change the terms under which they are willing to provide future financing, it will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, the combined company’s ability to obtain additional financing through the asset-backed securities market or other secured debt markets is subject to the combined company having sufficient assets eligible for securitization as well as the combined company’s ability to obtain and maintain appropriate credit ratings. If the combined company is unable to raise additional capital in a timely manner, its ability to meet its capital needs and fund future growth may be limited.

Delays in obtaining financing could cause delays in expanding in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause the combined company to delay deployment of a substantial number of solar energy systems for which it has signed solar service agreements with customers. The combined company’s future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in its business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. The combined company faces intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If the combined company is unable to continue to offer a competitive investment profile, it may lose access to these funds or they may only be available to it on terms less favorable than those received by its competitors. For example, if the combined company experiences higher customer default rates than it has historically experienced, it could be more difficult or costly to attract future financing. Any inability to secure financing could lead the combined company to cancel planned installations, impair its ability to accept new customers or increase its borrowing costs, any of which could have a material adverse effect on its business, financial condition and results of operations.

The combined company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components and the combined company’s business may be adversely affected to the extent the cost of these components stabilize or increase in the future.

The market for residential solar energy systems has benefitted from the declining cost of solar energy system components and to the extent these costs stabilize, decline at a slower rate or increase, the combined company’s future growth rate may be negatively affected. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems, the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices may not continue to decline at the same rate as they have over the past several years or at all. In addition, growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them may also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow the combined company’s growth and cause its business and results of operations to suffer. Further, the cost of solar energy system components and raw materials has increased and could increase in the future due to tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors.

The combined company faces competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large centralized electric utilities. The combined company will compete with these centralized electric utilities primarily based on price (cents per kWh), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which customers can switch to electricity generated by its solar energy systems. The combined company may also compete based on other value-added benefits, such as reliability and carbon-friendly power. If the combined company cannot offer compelling value to its customers based on these factors, its business may not grow.

Centralized electric utilities generally have substantially greater financial, technical, operational and other resources than the combined company does. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than the combined company can. Centralized electric utilities could also offer other value-added products or services that could help them to compete with the combined company, even if the cost of electricity they offer is higher than the combined company’s. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by the combined company’s solar energy systems. Centralized electric utilities could also offer customers the option of purchasing electricity obtained from renewable energy resources, including solar, which would compete with the combined company’s offerings.

The combined company will also compete with retail electric providers and independent power producers that are not regulated like centralized electric utilities but that have access to the centralized utilities’ electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers are able to offer customers electricity supply-only solutions that are competitive with the combined company’s solar energy system options on both price and usage of renewable energy technology while avoiding the longer-term agreements and physical installations the combined company’s business model requires. This may limit the combined company’s ability to acquire new customers, particularly those who wish to avoid long-term agreements or have an aesthetic or other objection to putting solar panels on their roofs.

The combined company will also compete with solar companies with business models similar to its own, who market to similar potential customers. Some of these competitors specialize in the distributed residential solar energy market and some may provide energy at lower costs than it does. Some of the combined company’s competitors offer or may offer similar services and products as the combined company. Many of the combined company’s competitors also have significant brand name recognition and have extensive knowledge of its target markets.

The combined company will also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect the combined company’s sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030 and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect the combined company’s growth.

The combined company will compete with companies who sell solar energy systems and services in the commercial, industrial and government markets, in addition to the residential market, in the U.S. and foreign markets. There is intense competition in the residential solar energy sector in the markets in which the combined company operates. As new entrants continue to enter into these markets, the combined company may be unable to grow or maintain its operations and it may be unable to compete with companies that earn revenue in both the residential market and non-residential markets. Further, because Pineapple, HEC and E-Gear currently provide services primarily to residential customers, the combined company will have a less diverse market presence and will be more exposed to potential adverse changes in the residential market than its competitors that sell solar energy systems and services in the commercial, industrial, government and utility markets.

As the solar industry grows and evolves, the combined company will also face new competitors and technologies who are not currently in the market. The combined company’s industry is characterized by low technological barriers to entry and well-capitalized companies, including utilities and integrated energy companies, could choose to enter the market and compete with us. The combined company’s failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit its growth and will have a material adverse effect on its business, financial condition and results of operations.

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for the combined company’s offerings.

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for the combined company’s offerings and otherwise affect its business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, either of which may result in current customer dissatisfaction. The combined company may not be able to adopt these new technologies as quickly as its competitors or on a cost-effective basis.

It is possible that the solar energy system deployed on a customer’s residence may be outdated prior to the expiration of the term of the related solar service agreement, reducing the likelihood of renewal of the combined company’s solar service agreement at the end of the applicable term and possibly increasing the occurrence of customers seeking to terminate or cancel their solar service agreements or defaults. If current customers become dissatisfied with the price they pay for their solar energy system under the combined company’s solar service agreements relative to prices that may be available in the future or if customers become dissatisfied by the output generated by their solar energy systems relative to future solar energy system production capabilities, or both, this may lead to customers seeking to terminate or cancel their solar service agreements or higher rates of customer default, which would adversely affect the combined company’s business, financial condition and results of operations. Additionally, recent technological advancements may affect the combined company’s business in ways it does not currently anticipate. Any failure by the combined company to adopt or have access to new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence or the loss of competitiveness of and decreased consumer interest in its solar energy services, which could have a material adverse effect on its business, financial condition and results of operations.

The combined company will depend on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems.

The combined company will purchase solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers making it susceptible to quality issues, shortages and price changes. If one or more of the suppliers the combined company relies upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to it, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms and the combined company’s ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components, instruments and technologies. While the combined company believes there are other available sources of supply for these products, its need to transition to a new supplier may result in additional costs and delays in originating solar service agreements and deploying its related solar energy systems, which in turn may result in additional costs and delays in its acquisition of such solar service agreements and related solar energy systems. These issues could have a material adverse effect on the combined company’s business, financial condition and results of operations.

There have also been periods of industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, which could potentially result in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components or instruments, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, manufacturers and suppliers experiencing high demand or insufficient production capacity for key components may allocate these key components to customers other than the combined company or its suppliers. The combined company’s ability to originate solar service agreements and related solar energy systems would be reduced as a result of the allocation of key components by manufacturers and suppliers.

The combined company’s supply chain and operations could be subject to natural disasters and other events beyond its control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties. Human rights and forced labor issues in foreign countries and the U.S. government’s response to them could disrupt the combined company’s supply chain and its operations could be adversely impacted. Additionally, if the impacts of the COVID-19 outbreak, including the accompanying travel restrictions and business closures, continue for an extended period of time or worsen, the supply and pricing of the combined company’s inverters and other goods and therefore its ability to install new solar energy systems could be adversely affected. The extent of the impact of COVID-19 on the combined company’s business and operations will depend on, among other factors, the duration and severity of the outbreak, travel restrictions and business closures imposed and its ability to contract for supply from other sources on acceptable terms.

Increases in the cost of the combined company’s solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. If alternative sources are not available on competitive terms in the future, the combined company may seek to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which the combined company currently purchases equipment, which could reduce its ability to offer competitive pricing to potential customers.

The combined company cannot predict what, if any, additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. If additional measures are imposed or other negotiated outcomes occur, the combined company’s ability to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect its business, financial condition and results of operations.

The combined company’s operating results and its ability to grow may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

The combined company’s quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. In addition to the other risks described in this “Risks Related to the Combined Company Following Consummation of the Merger” section, the following factors could cause the combined company’s operating results to fluctuate:

•expiration or initiation of any governmental rebates or incentives;

•significant fluctuations in customer demand for the combined company’s solar energy services and solar energy systems;

•the availability, terms and costs of suitable financing;

•the amount, timing of sales and potential decreases in value of SRECs;

•our ability to continue to expand the combined company’s operations and the amount and timing of expenditures related to this expansion;

•announcements by the combined company or its competitors of significant acquisitions,

•strategic partnerships, joint ventures or capital-raising activities or commitments;

•changes in the combined company’s pricing policies or terms or those of its competitors, including centralized electric utilities;

•actual or anticipated developments in the combined company’s competitors’ businesses,

•technology or the competitive landscape; and

•natural disasters or other weather or meteorological conditions.

For these or other reasons, past performance of Pineapple, HEC or E-Gear should not be relied upon as indications of the combined company’s future performance.

If the combined company is unable to make acquisitions on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

The combined company intends to acquire solar energy systems, energy storage systems and related businesses and joint ventures. The consummation and timing of any future acquisitions will depend upon, among other things, whether the combined company is able to:

•identify attractive acquisition candidates;

•negotiate economically acceptable purchase agreements;

•obtain any required governmental or third-party consents;

•obtain financing for these acquisitions on economically acceptable terms,

•which may be more difficult at times when the capital markets are less accessible; and

•outbid any competing bidders.

Additionally, any acquisition involves potential risks, including, among other things:

•mistaken assumptions about assets, revenues and costs of the acquired company,

•including synergies and potential growth;

•an inability to secure adequate customer commitments to use the acquired systems or facilities;

•an inability to successfully integrate the assets or businesses the combined company acquires;

•coordinating geographically disparate organizations, systems and facilities;

•the assumption of unknown liabilities for which the combined company is not

•indemnified or for which its indemnity is inadequate;

•mistaken assumptions about the acquired company’s suppliers or other vendors;

•the diversion of management’s and employees’ attention from other business concerns;

•unforeseen difficulties operating in new geographic areas and business lines;

•customer or key employee losses at the acquired business; and

•poor quality assets or installation.

 If the combined company consummates any future acquisitions, its capitalization, results of operations and future growth may change significantly and its shareholders may not have the opportunity to evaluate the economic, financial and other relevant information considered in deciding to engage in these future acquisitions.

Product liability and property damage claims against the combined company or accidents could result in adverse publicity and potentially significant monetary damages.

It is possible that the combined company’s solar energy systems could injure its customers or other third parties or its solar energy systems could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. Any product liability claim the combined company faces could be expensive to defend and may divert management’s attention. The successful assertion of product liability claims against the combined company could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject it to adverse publicity, damage its reputation and competitive position and adversely affect sales of solar energy systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on the combined company’s ability to expand its portfolio of solar service agreements and related solar energy systems, thus affecting its business, financial condition and results of operations.

The combined company will not be able to insure against all potential risks and it may become subject to higher insurance premiums.

The combined company will be exposed to numerous risks inherent in the operation of solar energy systems, including equipment failure, manufacturing defects, natural disasters such as hurricanes, fires and earthquakes, terrorist attacks, sabotage, vandalism and environmental risks. Furthermore, components of the combined company’s solar energy systems, such as panels, inverters and batteries, could be damaged by severe weather, such as tsunamis, hurricanes, tornadoes, hailstorms or lightning. If the combined company’s solar energy systems are damaged in the event of a natural disaster beyond its control, losses could be outside the scope of insurance policies or exceed insurance policy limits and it could incur unforeseen costs that could harm its business and financial condition. The combined company may also incur significant additional costs in taking actions in preparation for, or in reaction to, such events.

The combined company’s insurance policies will also cover legal and contractual liabilities arising out of bodily injury, personal injury or property damage to third parties and are subject to policy limits. The combined company will also maintain coverage for physical damage to its solar energy assets.

However, these policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. Furthermore, the receipt of insurance proceeds may be delayed, requiring the combined company to use cash or incur financing costs in the interim. To the extent the combined company experiences covered losses under its insurance policies, the limit of its coverage for potential losses may be decreased or the insurance rates it has to pay increased. Furthermore, the losses insured through commercial insurance are subject to the credit risk of those insurance companies.

The combined company may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. The insurance coverage the combined company does obtain may contain large deductibles or fail to cover certain risks or all potential losses. In addition, the combined company’s insurance policies will be subject to annual review by its insurers and may not be renewed on similar or favorable terms, including coverage, deductibles or premiums, or at all. If a significant accident or event occurs for which the combined company is not fully insured or it suffers losses due to one or more of its insurance carriers defaulting on their obligations or contesting their coverage obligations, it could have a material adverse effect on its business, financial condition and results of operations.

Damage to the combined company’s brand and reputation or change or loss of use of its brand could harm its business and results of operations.

The combined company will depend significantly on its reputation for high-quality products, excellent customer service and brand name to attract new customers and grow its business. If the combined company fails to continue to deliver its solar energy systems within the planned timelines, if its offerings do not perform as anticipated or if it damages any of its customers’ properties or delay or cancel projects, its brand and reputation could be significantly impaired. Future technological improvements may allow the combined company to offer lower prices or offer new technology to new customers; however, technical limitations in its current solar energy systems may prevent it from offering such lower prices or new technology to the combined company’s existing customers. The inability of the combined company’s current customers to benefit from technological improvements could cause its existing customers to lower the value they perceive the combined company’s existing products offer and impair its brand and reputation.

In addition, given the sheer number of interactions the combined company’s personnel will have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with it will be perceived as less than satisfactory. If the combined company cannot manage its hiring and training processes to avoid or minimize these issues to the extent possible, its reputation may be harmed and its ability to attract new customers would suffer.

The installation and operation of solar energy systems depends heavily on suitable solar and meteorological conditions. If meteorological conditions are unexpectedly unfavorable, the electricity production from the combined company’s solar energy systems may be substantially below its expectations and its ability to timely deploy new solar energy systems may be adversely impacted.

The energy produced and the revenue and cash flows generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond the combined company’s control.

If the solar energy systems underperform expectations for any reason, the combined company’s business could suffer. These solar, atmospheric and weather conditions, and other factors, can delay the timing of when solar energy systems can be installed and when the combined company can originate and begin to generate revenue from solar energy systems. This may increase the combined company’s expenses and decrease revenue and cash flows in the relevant periods. Furthermore, prevailing weather patterns could materially change in the future, making it harder to predict the average annual amount of sunlight striking each location where the combined company installs a solar energy system. This could make the combined company’s solar energy systems less economical overall or make individual solar energy systems less economical. Any of these events or conditions could harm the combined company’s business, financial condition and results of operations.

The loss of one or more members of the combined company’s senior management or key employees may adversely affect its ability to implement its strategy.

The combined company will depend on its experienced management team and the loss of one or more key executives could have a negative impact on its business. The combined company may be unable to replace key members of its management team and key employees if it loses their services. Integrating new employees into the combined company’s team could prove disruptive to the combined company’s operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay the combined company’s strategic efforts, which could have a material adverse effect on its business, financial condition and results of operations.

The combined company’s inability to protect its intellectual property could adversely affect its business. The combined company may also be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require it to pay significant damages and could limit its ability to use certain technologies.

Any failure to protect the combined company’s proprietary rights adequately could result in its competitors offering similar residential solar technology more quickly than anticipated, potentially resulting in the loss of some of its competitive advantage and a decrease in its revenue that would adversely affect its business prospects, financial condition and operating results. The combined company’s success depends, at least in part, on its ability to protect its core technology and intellectual property. The combined company will rely on intellectual property laws, primarily a combination of copyright and trade secret laws in the U.S., as well as license agreements and other contractual provisions, to protect its proprietary technology and brand. The combined company cannot be certain its agreements and other contractual provisions will not be breached, including a breach involving the use or disclosure of its trade secrets or know-how, or that adequate remedies will be available in the event of any breach. In addition, the combined company’s trade secrets may otherwise become known or lose trade secret protection.

The combined company cannot be certain its products and its business do not or will not violate the intellectual property rights of a third party. Third parties, including the combined company’s competitors, may own patents or other intellectual property rights that cover aspects of its technology or business methods. These parties may claim the combined company has misappropriated, misused, violated or infringed third-party intellectual property rights and if it gains greater recognition in the market, it faces a higher risk of being the subject of claims it has violated others’ intellectual property rights. Any claim the combined company has violated a third party’s intellectual property rights, whether with or without merit, could be time-consuming, expensive to settle or litigate and could divert its management’s attention and other resources, all of which could adversely affect its business, results of operations, financial condition and cash flows. If the combined company does not successfully settle or defend an intellectual property claim, it could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands. To avoid a prohibition, the combined company could seek a license from third parties, which could require it to pay significant royalties, increasing its operating expenses. If a license is not available at all or not available on commercially reasonable terms, the combined company may be required to develop or license a non-violating alternative, either of which could adversely affect its business, results of operations, financial condition and cash flows.

The combined company may be subject to interruptions or failures in its information technology systems.

The combined company will rely on information technology systems and infrastructure to support its business. Any of these systems may be susceptible to damage or interruption due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. A compromise of the combined company’s information technology systems or those with which it interacts could harm its reputation and expose it to regulatory actions and claims from customers and other persons, any of which could adversely affect its business, financial condition, cash flows and results of operations. If the combined company’s information systems are damaged, fail to work properly or otherwise become unavailable, it may incur substantial costs to repair or replace them and it may experience a loss of critical information, customer disruption and interruptions or delays in its ability to perform essential functions.

The combined company’s information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair its ability to operate, adversely affect its business, and damage its brand and reputation.

The combined company will rely extensively on its information technology systems or on third parties for services including its enterprise resource planning (“ERP”) system, banking, payroll, shipping, and e-mail systems to conduct business. The combined company also collects, stores and transmits sensitive data, including proprietary business information and personally identifiable information of its customers, suppliers and employees.

Despite the combined company’s information technology systems and data security program, the implementation of security measures to protect its data and infrastructure against breaches and other cyber threats, and its use of internal processes and controls designed to protect the security and availability of its systems, its information technology and communication systems may be vulnerable to cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, at its facilities or at third-party locations.

Complying with the varying cybersecurity and data privacy regulatory requirements could cause the combined company to incur substantial costs or require it to change its business practices in a manner adverse to its business. Any failure, or perceived failure, by the combined company to comply with any regulatory requirements or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against it by governmental entities or others, subject it to significant penalties and negative publicity and adversely affect us. In addition, as noted above, the combined company is subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Any failure, breach or unauthorized access to the combined company’s or third-party systems could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise its ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to its reputation or liability. Given that the combined company will receive, store and use personal information of its customers, including names, addresses, e-mail addresses, credit information, credit card and financial account information and other housing and energy use information, this risk is amplified. There can be no assurance that the combined company’s protective measures will prevent or timely detect security breaches that could have a significant impact on its business, reputation, operating results and financial condition.

If a cyberattack or other security incident were to allow unauthorized access to or modification of the combined company’s customers’ data or its own data, whether due to a failure with its systems or related systems operated by third parties, it could suffer damage to its brand and reputation. The costs the combined company would incur to address and fix these incidents would increase its expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to the combined company’s business will intensify.

Terrorist or cyberattacks against centralized utilities could adversely affect the combined company’s business.

Assets owned by utilities such as substations and related infrastructure have been physically attacked in the past and will likely be attacked in the future. These facilities are often protected by limited security measures, such as perimeter fencing. Any such attacks may result in interruption to electricity flowing on the grid and consequently could interrupt service to the combined company’s solar energy systems, which could adversely affect its operations. Furthermore, cyberattacks, whether by individuals or nation states, against utility companies could severely disrupt their business operations and result in loss of service to customers, which would adversely affect the combined company’s operations. For example, the May 2021 ransomware attack on the owners of the Colonial Pipeline system forced a shutdown of its operations for multiple days, requiring significant capital outlays and concerns by customers and regulators of the reliability of the electricity provision. In the event the combined company was plagued by similar cyberattacks, customers could choose other sources for electricity, which would adversely affect the combined company’s operations. Increased cyberattacks generally may also materially increase the combined company’s defense costs, which would adversely affect our profitability.

The ongoing COVID-19 pandemic could adversely affect the combined company’s business, financial condition and results of operations.

The ongoing COVID-19 pandemic continues to be a rapidly evolving situation, including due to the recent surge in COVID-19 variants such as the Delta and Omicron variants. The COVID-19 pandemic and efforts to respond to it have resulted in and may continue to result in widespread adverse impacts on the global economy. If there are additional outbreaks of the COVID-19 virus or other viruses or more stringent health and safety guidelines are adopted, the combined company’s ability to perform installations and service calls may be adversely affected. A significant or extended decline in new contract origination may have a material adverse effect on the combined company’s business, cash flows, liquidity, financial condition and results of operations.

The combined company cannot predict the full impact the COVID-19 pandemic or the significant disruption and volatility currently being experienced in the capital markets will have on its business, cash flows, liquidity, financial condition and results of operations at this time due to numerous uncertainties. The ultimate impact will depend on future developments, including, among other things, the ultimate duration of the COVID-19 virus, the distribution, acceptance and efficacy of the vaccine, the depth and duration of the economic downturn and other economic effects of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 virus, actions taken by governmental authorities, customers and other third parties, the combined ability and the ability of customers and potential customers to adapt to operating in a changed environment and the timing and extent to which normal economic and operating conditions resume.

Combined Company Regulatory Risks

The combined company will not be regulated as an electric public utility under applicable law, but may be subject to regulation as an electric utility in the future.

Immediately following the closing of the merger, the combined company will not be regulated as an electric public utility in the U.S. under applicable national, state or other local regulatory regimes where it conducts business. As a result, the combined company will not be subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to centralized public utilities. Any federal, state or local law or regulations that cause the combined company to be treated as an electric utility or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations and related mandatory provisions, could place significant restrictions on its ability to operate its business and execute its business plan by prohibiting, restricting or otherwise regulating its sale of electricity. If the combined company were subject to the same state or federal regulatory authorities as centralized electric utilities in the U.S. and its territories or if new regulatory bodies were established to oversee its business in the U.S. and its territories or in foreign markets it enters, its operating costs would materially increase or it might have to change its business in ways that could have a material adverse effect on its business, financial condition and results of operations.

Electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for electricity from the combined company’s solar energy systems and adversely impact its ability to originate new solar service agreements.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rates and rate structures and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing. Policies and regulations that promote renewable energy and distributed energy generation have been challenged by centralized electric utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. To the extent these views are reflected in government policies and regulations, the changes in such policies and regulations could adversely affect the combined company’s business, financial condition and results of operations. Furthermore, any effort to overturn federal and state laws, regulations or policies that support solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect the combined company’s business.

The combined company will rely on net metering and related policies to offer competitive pricing to its customers in most of its current markets and changes to policies governing net metering may significantly reduce demand for electricity from residential solar energy systems.

Net metering is one of several key policies that have enabled the growth of distributed generation solar energy systems in the U.S., providing significant value to customers for electricity generated by their residential solar energy systems, but not directly consumed on-site. Net metering allows a homeowner to pay his or her local electric utility for power usage net of production from the solar energy system or other distributed generation source. Homeowners receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home to offset energy purchases from the centralized utility made at times when the solar energy system is not generating sufficient energy to meet the customer’s demand. In many markets, this credit is equal to the residential retail rate for electricity and in other markets, such as Hawaii, where the rate is less than the retail rate and may be set, for example, as a percentage of the retail rate or based upon a valuation of the excess electricity. In some states and utility territories, customers are also reimbursed by the centralized electric utility for net excess generation on a periodic basis.

Net metering programs have been subject to legislative and regulatory scrutiny in certain states and territories. These jurisdictions, by statute, regulation, administrative order or a combination thereof, have recently adopted or are considering new restrictions and additional changes to net metering programs either on a state-wide basis or within specific utility territories. Many of these measures were introduced and supported by centralized electric utilities. These measures vary by jurisdiction and may include a reduction in the rates or value of the credits customers are paid or receive for the power they deliver back to the electrical grid, caps or limits on the aggregate installed capacity of generation in a state or utility territory eligible for net metering, expiration dates for and phasing out of net metering programs, replacement of net metering programs with alternative programs that may provide less compensation and limits on the capacity size of individual distributed generation systems that can qualify for net metering. Net metering and related policies concerning distributed generation also received attention from federal legislators and regulators.

If net metering caps in certain jurisdictions are met, if the value of the credit that customers receive for net metering is significantly reduced, if net metering is discontinued or replaced by a different regime that values solar energy at a lower rate or if other limits or restrictions on net metering are imposed, current and future customers may be unable to recognize the same level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would likely significantly limit customer demand for distributed residential solar energy systems and the electricity they generate and result in an increased rate of defaults, terminations or cancelations under customer agreements. The combined company’s ability to lease, finance and sell its solar energy systems and services or sell the electricity generated from its solar energy systems may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place or reductions in the amount or value of credit customers receive through net metering. This could adversely impact the combined company’s ability to expand its portfolio of solar service agreements and related solar energy systems, its business, financial condition and results of operations.

Additionally, distributed residential solar customers in certain jurisdictions may be subject to higher charges from centralized electric utilities than non-solar customers and such charges should be evaluated together with the net metering policies in place. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and the combined company’s ability to expand its portfolio of solar service agreements and related solar energy systems and compete with centralized electric utilities could be impacted.

The combined company’s business will depend in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or its ability to monetize them could adversely impact its business.

The combined company’s business will depend in part on current government policies that promote and support solar energy and enhance the economic viability of distributed residential solar. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. The value of SRECs in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If the combined company overestimates the future value of these incentives, it could adversely impact its business, results of operations and financial results.

A loss or reduction in such incentives could decrease the attractiveness of new solar energy systems to customers, which could adversely impact the combined company’s business and its access to capital. The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system (“MACRS”), which allows for the depreciation of equipment according to an accelerated schedule set forth by the IRS. This accelerated schedule allows a taxpayer to recognize the depreciation of tangible solar property on a five-year basis even though the useful life of such property is generally greater than five years. To the extent these policies are changed in a manner that reduces the incentives that benefit the combined company’s business, it may experience reduced revenues and reduced economic returns, experience increased financing costs and encounter difficulty obtaining financing.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. Reductions in, eliminations or expirations of or additional application requirements for governmental incentives could adversely impact its results of operations and ability to compete in the combined company’s industry by increasing its cost of capital, causing distributed residential solar power companies to increase the prices of their energy and solar energy systems and reducing the size of its addressable market. In addition, this would adversely impact the combined company’s ability to attract investment partners and lenders and its ability to expand its portfolio of solar service agreements and related solar energy systems.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly reduce the combined company’s ability to sell electricity from its solar energy systems in certain markets or delay interconnections and customer in-service dates, harming its growth rate and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow the combined company’s growth in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. The combined company’s solar energy systems generally do not provide power to homeowners until they are interconnected to the grid.

With regard to interconnection limits, the Federal Energy Regulatory Commission, (FERC), in promulgating the first form of small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as the combined company’s solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain the combined company’s ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit.

Furthermore, in certain areas, the combined company benefits from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the electrical grid. The combined company also is required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed residential solar energy systems to the electric utility’s local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. In some states, certain utilities such as municipal utilities or electric cooperatives are exempt from certain interconnection requirements. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems to distributed residential solar power companies, including us, and the attractiveness of solar energy systems to customers. Delays in interconnections could also harm the combined company’s growth rate and customer satisfaction scores. Such limitations or delays could also adversely impact the combined company’s access to capital and reduce its willingness to pursue solar energy systems due to higher operating costs or lower revenues from solar service agreements. These limitations would negatively affect the combined company’s business, results of operations, future growth and cash flows.

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation (such as in key markets including California), the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. Some centralized public utilities claim in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some existing solar generation resources to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, it could also result in a prohibition on the addition of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact the combined company’s business, results of operations, future growth and cash flows.

Compliance with occupational safety and health requirements and best practices can be costly and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation and ongoing operations and maintenance of solar energy systems requires individuals hired by the combined company or third-party contractors, potentially including the combined company’s employees, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. The combined company’s operations will be subject to regulation under OSHA, DOT regulations and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If the combined company fails to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, it may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Individuals hired by or on behalf of the combined company may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject the combined company to adverse publicity, damage its reputation and competitive position and adversely affect its business.

Risks Related to the Combined Company’s Common Stock

The combined company does not intend to pay cash dividends on its common stock and, consequently, your only opportunity to achieve a return on your investment in the combined company is if the price of its common stock appreciates.

The combined company does not plan to declare dividends on shares of its common stock in the foreseeable future. Consequently, if the Pineapple merger is consummated, your opportunity to achieve a return on the shares of the combined company you own after the merger will be if you sell your common stock. In addition, CSI shareholders of record as of the close of the business day immediately preceding the closing of the merger will receive CVRs and as a CVR holder, will be entitled to payments in respect of such CVRs when, as and if these payments are made in accordance with the terms of the CVR agreement. CVR holders are not entitled, as such, to participate in dividends, if any, of the combined company.

There is no guarantee the price of the combined company’s common stock that will prevail in the market will ever exceed the price you paid for it or otherwise achieve a price that represents an attractive return on your investment in the combined company.

The ownership of the combined company common stock is expected to be highly concentrated, which may prevent you and other shareholders from influencing significant corporate decisions.

Pineapple member Lake Street Solar LLC is expected to beneficially own approximately 33.4% of the outstanding shares of the combined company common stock following the closing of the merger. Accordingly, as shareholders of the combined company, the former Pineapple members and Lake Street Solar in particular will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of the combined company, even if such a change of control would benefit the other shareholders of the combined company.

Future sales of combined company shares could cause the combined company’s stock price to decline.

If existing shareholders of CSI or future shareholders of the combined company, including those who acquire CSI common stock in the merger or the PIPE Offering, sell, or indicate an intention to sell, substantial amounts of the combined company’s common stock in the public market after the merger, the trading price of the common stock of the combined company could decline. All of shares of CSI common stock issued in the merger and all of the shares of CSI common stock that may be issued in connection with the PIPE Offering will be freely tradable, without restriction, in the public market, subject to SEC restrictions on the sale of stock held by affiliates. Additionally, all shares of CSI common stock outstanding prior to the merger will be similarly freely tradable, without restriction, in the public market except that the PIPE Offering requires 30-day lock-up agreements of CSI common stock by certain combined company officers, directors and major shareholders following the closing.

In addition, upon conversion of the CSI Series A convertible preferred stock and exercise of the common stock warrants issued in the PIPE Offering or the issuance of the Earnout Consideration, the number of shares outstanding of the combined company’s common stock could increase substantially. Dilution and potential dilution, the availability of a large number of shares for sale, and the possibility of additional issuances and sales of the combined company’s common stock may negatively affect both the trading price and liquidity of the combined company’s common stock.

The continuing costs and burdens associated with being a public company will constitute a significant percentage of the combined company’s annual revenue.

The combined company will remain a public company and will continue to be subject to Nasdaq Stock Market listing standards and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. Although all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of the revenue of the combined company, which will be solely derived from the Pineapple, HEC and E-Gear businesses.

If the combined company fails to put in place appropriate and effective internal control over financial reporting, it may suffer harm to its reputation and investor confidence levels.

As a privately held company, Pineapple was not required to implement or maintain a system of internal control over financial reporting or evaluate its internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. As a public company, the combined company will have significant requirements for enhanced financial reporting and internal controls as compared to Pineapple.

The process of designing and implementing and maintaining effective internal controls for the Pineapple, HEC and E-Gear businesses is expected to require significant resources of the combined company. If the combined company is unable to establish or maintain appropriate internal financial controls and procedures, it could cause the combined company to fail to meet its reporting obligations on a timely basis, result in material misstatements in its consolidated financial statements, and harm its operating results. In addition, the process for designing and implementing and maintaining an effective internal control environment for the combined company will divert management’s attention from revenue generating or other important business activities.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, the combined company may identify deficiencies and may encounter problems or delays in completing the remediation of any deficiencies. The existence of deficiencies in internal control over financial reporting may require management to devote significant time and incur significant expense to remediate any such deficiencies.

If the combined company fails to design and implement and maintain effective internal controls over financial reporting for the Pineapple, HEC and E-Gear businesses in the required timeframe, it may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if the combined company is unable to conclude that its internal controls over financial reporting are effective, it could lose investor confidence in the accuracy and completeness of its financial reports, the market price of the combined company’s securities could decline, and it could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict the combined company’s future access to the capital markets.

The price of the combined company’s common stock may be volatile and may decline in value.

The market price for the company’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the CSI common stock, prior to the announcement of the merger, have been, and following consummation of the merger, may continue to be volatile and could fluctuate widely due to factors both within and beyond the combined company’s control. During 2021, the sale price of CSI common stock ranged from $2.20 to $11.45 per share, and our daily trading volume ranged from 1,100 to approximately 89.5 million shares. This volatility may, in part, be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of the combined company’s common stock may harm the value of the investment of the combined company’s shareholders in the combined company’s common stock following the merger.

Factors that may have a significant impact on the market price and marketability of the combined company’s common stock include, among others:

•public reaction to the combined company’s press releases, announcements and filings with the SEC;

•the combined company’s operating and financial performance;

•fluctuations in broader securities market prices and volumes, particularly among securities of technology and solar companies;

•changes in market valuations of similar companies;

•departures of key personnel;

•commencement of or involvement in litigation;

•variations in the combined company’s quarterly results of operations or those of other technology and solar companies;

•changes in general economic conditions, financial markets or the technology and solar industries;

•announcements by the combined company or its competitors of significant acquisitions or other transactions;

•changes in accounting standards, policies, guidance, interpretations or principles;

•speculation in the press or investment community;

•actions by the combined company’s shareholders, particularly relating to the combined company’s common stock;

•the failure of securities analysts to cover the combined company’s common stock or changes in their recommendations and estimates of its financial performance;

•future sales of the combined company’s common stock;

•the delisting of the combined company’s common stock or halting or suspension of trading in its common stock by the Nasdaq Stock Market;

•economic and other external factors, such as the COVID-19 pandemic;

•general market conditions; and

•the other factors described in these “Risks Related to the Combined Company Following Consummation of the Merger.”

The combined company may issue additional common stock resulting in stock ownership dilution.

At the closing of the merger, we expect to issue an aggregate of 20,025,000 shares of our common stock as Base Consideration and as Earnout Consideration relating to the funding-related closing condition (as described in the merger agreement). Pursuant to the merger agreement, we may be obligated to issue up to an additional 10,000,000 shares as Earnout Consideration and additional shares in connection with the Convertible Note Financing (as defined in the merger agreement). Additionally, if approved by our shareholders, there will be 3,000,000 shares reserved for future awards under the Pineapple Holdings, Inc. 2022 Equity Incentive Plan. Accordingly, our shareholders may experience future dilution, which may be substantial, due to issuance of shares under the merger agreement and 2022 Equity Incentive Plan.

Additionally, in the PIPE Offering, we will issue shares of its Series A convertible preferred stock that will initially be convertible into 9,411,764 shares of our common stock and will issue warrants that will initially be exercisable for 9,411,764 shares of our common stock, each case at an initial price of $3.40 per share, which is subject to adjustment. If the Series A convertible preferred stock or warrants are converted or exercised into shares of our common stock, our shareholders will experience additional dilution. If the anti-dilution adjustment provisions in Series A convertible preferred stock or warrants are triggered, a substantial number of additional shares of our common stock may become issuable, which would further dilute the ownership interests of our shareholders.

In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our shareholders.

Anti-takeover provisions in the combined company’s organizational documents and agreements may discourage or prevent a change in control, even if a sale of the combined company could be beneficial to the combined company’s shareholders, which could cause its stock price to decline and prevent attempts by the combined company shareholders to replace or remove its current management.

Several provisions of the combined company’s governing documents, in addition to provisions of Minnesota law, could make it difficult for the combined company’s shareholders to change the composition of the combined company’s board of directors following the merger, preventing them from changing the composition of management. In addition, several provisions of our articles and bylaws may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable. These provisions include:

•We have shares of common stock and preferred stock available for issuance without shareholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the board of directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management.

•Shares of our common stock do not have cumulative voting rights in the election of directors, so our shareholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors. Additionally, Pineapple member, Lake Street Solar LLC, is expected to beneficially own approximately 33.4% of the outstanding shares of the combined company common stock following the closing of the merger. Accordingly, as shareholders of the combined company, the former Pineapple members and Lake Street Solar in particular will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company assets or any other significant corporate transactions.

•Special meetings of the shareholders may be called only by the board of directors, the chairman of the board of directors or the chief executive officer.

•The board of directors may adopt, alter, amend or repeal some provisions of the bylaws of the combined company without shareholder approval.

•Unless otherwise provided by law, any newly created directorship or any vacancy occurring on the board of directors for any cause may be filled by the affirmative vote of a majority of the remaining members of the board of directors even if such majority is less than a quorum, and any director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified.

•The affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal certain provisions of our articles and bylaws relating to advance notice of nominations for election and advance notice of shareholder proposals.

•Unless amended by the CSI shareholders at a special meeting by the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of our capital stock, Article IX of our articles of incorporation relating to “Business Combinations” and related matters have an anti-takeover effect that is in addition to the provisions of Minnesota law.

•Shareholders must follow advance notice procedures to submit nominations of candidates for election to the Board of Directors at an annual or special meeting of our shareholders and must follow advance notice procedures to submit other proposals for business to be brought before an annual meeting of our shareholders.

These anti-takeover provisions could substantially impede the ability of our shareholders to benefit from a change in control and, as a result, could materially adversely affect the market price of our common stock and the ability of our shareholders to realize any potential change-in-control premium.

The combined company board of directors is authorized to issue and designate shares of preferred stock without shareholder approval.

The combined company’s articles of incorporation authorize the board of directors, without the approval of the combined company shareholders, to issue up to 3,000,000 shares of preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of the articles of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

The combined company’s inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in its common stock being delisted, which could affect its market price and liquidity and reduce the combined company’s ability to raise capital.

The combined company will be required to meet certain qualitative and quantitative requirements to maintain the listing of its common stock on the Nasdaq Stock Market. If the combined company does not maintain compliance with the continued listing requirements for the Nasdaq Stock Market within specified periods and subject to permitted extensions, its common stock may be recommended for delisting (subject to any appeal the combined company may file). No assurance can be provided that the combined company will continue to comply with these continued listing requirements. If the combined company’s common stock were delisted, it could be more difficult to buy or sell its common stock and to obtain accurate quotations, and the price of its stock could suffer a material decline. Delisting would also impair the combined company’s ability to raise capital.

Risks Related to CSI Following Termination of the Merger

Risks Relating to CSI Strategic Alternatives Following Termination of the Merger

CSI may not be successful in implementing any strategic alternative following termination of the merger.

If the merger agreement is terminated for any reason, it is expected that the CSI board of directors will consider the full range of strategic alternatives regarding the use of its remaining cash and other assets, the S&S Segment business, and the future of CSI, with a view to maximizing value for CSI shareholders under the circumstances. These strategic alternatives may include pursuing an alternative transaction to the merger, retaining some or all of the cash or other assets, the acquisition of a new business or an investment in the S&S Segment business, adoption of a plan of liquidation, or a combination of these.

CSI may not execute any plan for strategic alternatives successfully because of errors in planning or timing, challenges that CSI fails to overcome in a timely fashion, or lack of appropriate resources. CSI’s failure to successfully execute on the strategic alternative approved by the CSI board of directors, even if the strategy is sound, could result in loss of value of the CSI common stock. Additionally, if CSI does not effectively communicate the plan for strategic alternatives to our investors and stakeholders, CSI may not realize the full benefits for CSI shareholders that it would otherwise gain through successful execution of that strategy.

There is no assurance that any of these strategic alternatives will result in dividends or distributions to the CSI shareholders, the return of any particular value to the CSI shareholders, or value that is equal to the value that may be realized by the CSI shareholders through the Pineapple Merger Transaction.

Additionally, in the execution of any plan, CSI must commit significant resources to the strategic alternatives selected by the CSI board of directors before knowing whether this alternative will result in the operational, financial or other benefits we expect or intend. The shareholder return on a strategic alternative may be lower, or may develop more slowly, than CSI expects.

Additionally, the previously announced $6.8 million (net) sale of the CSI corporate headquarters building requires a 5-year lease with an ongoing operating business to close. Accordingly, there is no assurance that any strategic plan selected by the CSI board of directors will satisfy the closing conditions of the sale of the CSI corporate headquarters or that this sale will occur at any particular time or price, if at all.

Many of the transaction expenses relating to the Pineapple Merger Transaction will be payable by CSI regardless of whether the Pineapple Merger Transaction is completed. These fees and expenses are currently estimated at $3.4 million, of which CSI has incurred approximately $2.3 million through December 31, 2021. If the merger agreement is terminated for any reason, CSI will be responsible for its transaction related expenses and none of these expenses will be reimbursed to CSI. Additionally, absent an agreement with a third party to the contrary, CSI will be responsible for the cost and expense associated with the execution of any strategic alternative approved by the CSI board of directors. Any transaction costs associated with pursuit of a strategic alternative and the continued cost of operating the S&S segment and maintaining CSI’s other assets will reduce the potential return to the CSI shareholders through any strategic alternative the CSI board of directors approves.

CSI will face challenges in identifying another private company for a similar reverse merger transaction and accordingly, the strategic alternatives available to the CSI board of directors following termination of the merger may be limited.

If the merger agreement were terminated, the CSI board of directors will consider the full range of strategic alternatives, including the possibility of pursuing an alternative transaction to the merger. However, there is no assurance that CSI would be able to identify any other private company interested in a similar reverse merger transaction or that such a transaction would result in comparable value to the CSI shareholders as the Pineapple Merger Transaction. In particular, CSI will face competition from SPACs and other public companies to attract a private company for a similar reverse merger transaction and these SPACs and other public companies may offer cash resources, access to financing or transaction terms that would be more favorable that what CSI could offer. Additionally, CSI’s ability to attract another private company for a similar reverse merger transaction may be hampered by the perception that CSI shareholders would not support a similar reverse merger transaction if the Pineapple Merger Proposal is not approved. The strategic alternatives available to the CSI board of directors following termination of the merger may be limited as a practical matter by these factors.

If CSI pursues acquisitions following the termination of the merger, CSI may not successfully close these acquisitions and, if these acquisitions are completed, CSI may have difficulty integrating the acquired businesses profitably with its existing operations or otherwise obtaining the strategic benefits of the acquisition.

If the merger agreement were terminated, the CSI board of directors will consider the full range of strategic alternatives, including the possibility of pursuing the acquisition of a new business or an investment in the S&S segment business. CSI cannot, however, ensure that it will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, or obtain any required shareholder or regulatory approvals needed to close strategic acquisitions, despite the effort and management attention invested.

The impact of future acquisitions on the CSI business, operating results and financial condition is uncertain. In the case of businesses CSI may acquire in the future, CSI may have difficulty assimilating these businesses and their products, services, technologies and personnel into CSI’s existing operations. These difficulties could disrupt CSI’s ongoing business, distract its management and workforce, increase CSI’s expenses and materially adversely affect CSI’s operating results and financial condition. Also, CSI may not be able to retain key management and other critical employees after an acquisition. CSI may also acquire unanticipated liabilities.

Additionally, CSI cannot ensure that the expected benefits of any acquisition will be realized or will be realized within the time frames we expect. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could impact CSI’s operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. The price CSI pays for a business or product line may exceed the value it realizes, and CSI cannot provide assurance that CSI will obtain the expected revenues, anticipated synergies and strategic benefits of any acquisition within the time it expects or at all.

The continuing costs and burdens associated with being a public company will constitute a much larger percentage of CSI’s revenue from the remaining S&S business following termination of the merger.

If the merger is terminated, CSI will remain a public company and will continue to be subject to Nasdaq Stock Market listing standards and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002. Although all public companies face the costs and burdens associated with being public companies, the costs and burden of being a public company will be a significant portion of the revenue of CSI, which will be derived solely from its remaining S&S Segment business until the CSI board of directors determines and executes on a strategic alternative.

Risks Relating to CSI’s Common Stock Following Termination of the Merger

The price of the CSI common stock may be volatile and may decline in value.

The market price for CSI’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the CSI common stock, prior to the announcement of the merger, have been and may continue to be, following termination of the merger, volatile and could fluctuate widely due to factors both within and beyond CSI’s control. During 2021, the sale price of CSI common stock ranged from $2.20 to $11.45 per share, and our daily trading volume ranged from 1,100 to approximately 89.5 million shares. This volatility may be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of CSI’s common stock may harm the value of the investment of CSI’s shareholders in CSI’s common stock following the termination of the merger.

Factors that may have a significant impact on the market price and marketability of CSI’s common stock following the termination of the merger include, among others:

•public reaction to the termination of the merger and the announcement of any future strategic alternatives;

•fluctuations in broader securities market prices and volumes;

•changes in market valuations of similar companies;

•departures of key personnel;

•commencement of or involvement in litigation, including any litigation relating to the termination of the merger;

•CSI’s operating and financial performance or variations in CSI’s quarterly results of operations;

•changes in general economic conditions, financial markets or the industry in which CSI operates;

•announcements by CSI of significant acquisitions or other transactions;

•changes in accounting standards, policies, guidance, interpretations or principles;

•speculation in the press or investment community;

•actions by CSI’s shareholders, particularly volatility or trading in CSI common stock;

•future sales of CSI’s common stock;

•the delisting of CSI’s common stock or halting or suspension of trading in its common stock by the Nasdaq Stock Market;

•economic and other external factors, such as the COVID-19 pandemic;

•general market conditions; and

•the other factors described in these “Risks Related to CSI Following Termination of the Merger.”

Anti-takeover provisions in CSI’s organizational documents and agreements may discourage or prevent a change in control, even if a sale of CSI could be beneficial to CSI’s shareholders, which could cause its stock price to decline and prevent attempts by CSI shareholders to replace or remove its current management.

Several provisions of CSI’s governing documents, in addition to provisions of Minnesota law, could make it difficult for CSI’s shareholders to change the composition of CSI’s board of directors if the merger were terminated, preventing them from changing the composition of management. In addition, several provisions of CSI’s articles and bylaws may discourage, delay or prevent a merger or acquisition that CSI shareholders may consider favorable. These provisions include:

•CSI has shares of common stock and preferred stock available for issuance without shareholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the board of directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of our management.

•Shares of our common stock do not have cumulative voting rights in the election of directors, so our shareholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors.

•Special meetings of the shareholders may be called only by the CSI board of directors, the chairman of the board of directors or the chief executive officer.

•The board of directors may adopt, alter, amend or repeal some provisions of the CSI bylaws without shareholder approval.

•Unless otherwise provided by law, any newly created directorship or any vacancy occurring on the board of directors for any cause may be filled by the affirmative vote of a majority of the remaining members of the board of directors even if such majority is less than a quorum, and any director so elected shall hold office until the expiration of the term of office of the director whom he or she has replaced or until his or her successor is elected and qualified.

•The affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal certain provisions of our articles and bylaws relating to advance notice of nominations for election and advance notice of shareholder proposals.

•Unless amended by the CSI shareholders at a special meeting by the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of our capital stock, Article IX of our articles of incorporation relating to “Business Combinations” and related matters have an anti-takeover effect that is in addition to the provisions of Minnesota law.

•Shareholders must follow advance notice procedures to submit nominations of candidates for election to the CSI board of directors at an annual or special meeting of CSI shareholders and must follow advance notice procedures to submit other proposals for business to be brought before an annual meeting of our shareholders.

These anti-takeover provisions could substantially impede the ability of CSI shareholders to benefit from a change in control and, as a result, could materially adversely affect the market price of CSI’s common stock and the ability of CSI shareholders to realize any potential change-in-control premium.

CSI board of directors is authorized to issue and designate shares of preferred stock without shareholder approval.

CSI’s articles of incorporation authorize the CSI board of directors, without the approval of CSI shareholders, to issue up to 3,000,000 shares of preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of the articles of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

CSI’s inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in its common stock being delisted, which could affect its market price and liquidity and limit CSI’s strategic alternatives following the termination of the merger.

Following termination of the merger, CSI will be required to continue to meet certain qualitative and quantitative requirements to maintain the listing of its common stock on the Nasdaq Stock Market. If CSI does not maintain compliance with the continued listing requirements for the Nasdaq Stock Market within specified periods and subject to permitted extensions, its common stock may be recommended for delisting (subject to any appeal CSI may file). No assurance can be provided that CSI will continue to comply with these continued listing requirements. If CSI’s common stock were delisted, it could be more difficult to buy or sell its common stock and to obtain accurate quotations, and the price of its stock could suffer a material decline. Additionally, CSI’s ability to pursue certain strategic alternatives, such as a reverse merger, acquisition of another company for stock or sales of CSI equity securities, would also be impaired if CSI’s common stock were delisted.

Risks Relating to the S&S Segment Business Operations Following Termination of the Merger

CSI is dependent upon our senior management and other critical employees.

The success of the execution of any strategic plan approved by the CSI board of directors, the future success of the S&S business and the success of CSI generally depends on the efforts and abilities of our senior management personnel and other critical employees, including those in sales, marketing and product development functions. Our inability to retain or attract qualified personnel could have a significant negative effect on our execution of any strategic plan approved by the CSI board of directors or a negative effect on the S&S business, which may diminish the value of the S&S segment business and negatively impact a strategic plan involving the S&S business segment.

The primary markets we serve are highly competitive, and our ability to compete requires continual focus on delivering high-quality, competitively priced products and services and the regular introduction of new products and services that meet evolving customer requirements.

Our S&S business experiences intense competition from other providers of IT products and services. We have experienced, and anticipate continuing to experience, pricing pressures from our customers as well as our competitors. The markets we serve are characterized by rapid technological advances and evolving industry standards. These markets can be significantly affected by new product introductions and marketing activities of industry participants. Some of our current competitors and potential competitors have greater financial, technological, manufacturing, marketing, and personnel resources than we possess. These current and future competitors may be able to identify new markets and develop new products that are superior to those we develop. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively. We cannot ensure that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.

Our gross margins have fluctuated year to year, and we face many challenges in maintaining acceptable margins.

Gross margins among our products and services vary and are subject to fluctuation from quarter to quarter and year to year. The factors that may affect our gross margins adversely are numerous and include:

•Changes in customer, geographic, or product mix;

•Our ability to reduce product costs

•Increases in labor costs

•Tariffs on imported products

•Changes in OEM/ODM pricing

•Increased price competition

•Lower margins on competitive-bid contracts, and

•Increased warranty cost.

Consolidation among our S&S customers has occurred and further consolidation may occur, resulting in the loss of some S&S customers and reduced revenue during the pendency of business combinations and related integration activities.

We believe future consolidation may occur among our S&S customers as they attempt to increase market share and achieve greater economies of scale. Consolidation has affected our S&S business as these customers focus on completing business combinations and integrating their operations. In some instances, customers integrating large-scale acquisitions have reduced their purchases of our S&S products and services as they integrate.

The effect on the S&S business of significant customer mergers is likely to be unclear until sometime after these transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and services and may choose one of our competitors as its preferred vendor. CSI cannot ensure that the S&S business will continue to deliver services to the surviving company after a business combination is completed.

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

The California Consumer Privacy Act of 2018 (“CCPA”), which became effective January 1, 2020, grants California residents with several new rights relating to their personal information. The CCPA applies to businesses that conduct business in California and satisfies one of three financial conditions, including a business that has a gross revenue greater than $25 million. The CCPA sets forth several data protection obligations for applicable businesses, including the obligation to inform a consumer, at or before collection, of the purpose and intended use of the collection, and the obligation to delete a consumer’s personal information upon request. The CCPA establishes a private right of action that allows consumers the right to seek damages for serious data breaches. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation. Any failure by us to comply with the CCPA could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, our S&S business provides IT services for the Company internally and for third-party customers. As we continue to direct a portion of our sales efforts toward Cloud solutions, we expect to store, convey and potentially process increasing amounts of data produced by customer devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important that we maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing a reasonable level of reliability and security. Despite any available security measures and other precautions that we deploy, the infrastructure and transmission methods we use directly or through third parties, may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, and subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.

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

Our S&S operating results fluctuate from quarter to quarter.

Our S&S operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to the fluctuations in that segment’s operations. Fluctuations in the S&S quarterly operating results may be caused by many factors, including the following:

•the volume and timing of customer orders and our ability to fulfill those orders in a timely manner

•the overall level of capital expenditures by our customers

•factors such as the coronavirus (COVID-19), which may affect our supply stream, our employee work force, our customers, or the general United States and world economy

•work stoppages and other developments affecting the operations of our customers

•our ability to obtain new customers and customer contracts

•the timing of our revenue recognition

•the timing of our new product and service introductions

•the availability of products and services we need from our suppliers

•market acceptance of new and enhanced versions of our products and services

•variations in the mix of products and services we sell

•the location and utilization of our production capacity and employees and

•the availability and cost of key components of our products.

CSI’s expense levels are based in part on expectations of future revenues. If S&S revenue levels in a particular quarter are lower than expected, CSI’s operating results will be affected adversely.

Our S&S sales and operations may be adversely affected by the coronavirus (COVID-19) epidemic.

CSI experienced supply chain and demand disruptions during 2021 and expect the disruption to global supply chains and CSI supply chains to continue into 2022, as well as to incur higher logistics and operational costs due to the COVID-19 pandemic. CSI also experienced delays in orders as some projects have been pushed out due to the inability to access locations due to the shutdowns. CSI may also see a slowdown in our business if one or more of our major customers or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. CSI is continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of the S&S business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact CSI’s financial condition, liquidity or results of operations is uncertain at this time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

CSI conducts administrative and S&S functions at the following facilities:

•The Company owns a 105,000 square foot building in Minnetonka, Minnesota where its executive and administrative offices are located. JDL Technologies and Ecessa use this facility for some administrative operations. The Company has entered into an agreement to sell this building as part of its previously announced divestiture strategy (see Note 4 of the Notes to Consolidated Financial Statements under Item 8).

•JDL leases 3,700 square feet of office space in Fort Lauderdale, Florida.

CSI believes these facilities will be adequate to accommodate its administrative, manufacturing and distribution needs for the foreseeable future and in the event the Minnetonka headquarters are sold, that it will be able to find alternative facilities adequate for its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is aware of two lawsuits that have been filed on behalf of purported CSI shareholders relating to the registration statement on S-4 that we filed on November 12, 2021 (“Registration Statement”) in connection with the Pineapple Merger Transaction, among other matters. The first complaint was filed on December 13, 2021 by Bashir Rivera in the United States District Court for the Southern District of New York and is captioned Rivera v. Communications Systems, Inc., et al., No. 1:21-cv-10637-NRB. The second complaint was filed on December 28, 2021 by Allen Chaidez in the United States District Court for the Eastern District of New York and is captioned Chaidez v. Communications Systems, Inc., et al., No. 1:21-cv-07155-MKB-VMS. The Rivera action was subsequently voluntarily dismissed on February 24, 2022. Both complaints name CSI and all of its current directors as defendants. Both complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and claim that the Registration Statement omits material information with respect to the Pineapple Merger Transaction. The plaintiffs in the actions purport to seek equitable relief and damages.

Additionally, CSI has received seven letters from individuals purporting to be shareholders of the Company (which we refer to collectively as the “Demands”) which also generally allege that the Registration Statement omits material information with respect to the Pineapple Merger Transaction. In addition, one of the Demands seeks certain books and records of the Company.

The Company intends to vigorously defend the lawsuits and Demands. Further, we have vigorously denied, and continue to vigorously deny, that we have committed or aided and abetted in the commission of any violation of law or duties or engaged in any of the wrongful acts that were alleged in the Rivera or Chaidez complaints and the Demands.

CSI is subject to claims and lawsuits in the ordinary course of business. From time to time, the Company brings suit against others to enforce contract rights or property rights, or to collect debts in the ordinary course of business. Management believes that the resolution or settlement of any pending litigation will not have a material adverse effect on the results of operations or liquidity of the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the trading symbol JCS.

Holders

At March 1, 2022, there were approximately 465 registered holders of record of Communications Systems, Inc. common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2021:

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of shares		Number of shares of
	of common stock		common stock remaining
	to be issued upon		available for future
	exercise of	Weighted-average	issuance under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options	(excluding shares in
Plan Category (1) (2)	and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders:
1990 Employee Stock Purchase Plan	—	$—	59,303
2011 Executive Incentive Compensation Plan	—	$—	1,074,992
Equity compensation plans not approved by security holders:

None

(1)The Company does not have individual compensation arrangements involving the grant of options, warrants and rights, but only grants equity awards under shareholder-approved plans.

(2)The Employee Stock Purchase Plan was suspended effective March 31, 2021 due to conditions of the Pineapple merger agreement. During 2021, a change in control under the 2011 Executive Incentive Compensation Plan occurred related to the sale of the E&S segment. Vesting on all outstanding equity awards under the 2011 Executive Incentive Compensation Plan was accelerated, in-the-money options were exercised and out-of-the money options were cancelled and no further awards were granted under the 2011 Executive Incentive Compensation Plan (see Note 11 of the Notes to Consolidated Financial Statements under Item 8).

Under the merger agreement, CSI may not issue, deliver, sell, or pledge any CSI common stock, any other voting securities or other equity interests or any securities convertible into, or any rights, warrants or options to acquire, any CSI common stock, except as permitted by the merger agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2019, CSI board of directors authorized a $2,000,000 Stock Repurchase Program. At December 31, 2021, there remained $341,000 under the 2019 Stock Repurchase Program. Under the merger agreement, CSI may not, except as expressly contemplated by the merger agreement, purchase, redeem or otherwise acquire any shares of CSI common stock or any other securities thereof or any rights, warrants or options to acquire any such shares or other securities.

In the three months ended December 31, 2021, the company repurchased shares of stock as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	—	$—	—	$341,242
November 2021	—	—	—	341,242
December 2021	—	—	—	341,242
Total	—	$—	—	$341,242

(1)The total number of shares purchased includes shares purchased under the Board’s authorization described above, including market purchases and privately negotiated purchases.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Communications Systems, Inc. classifies its business operations into one segment the Services & Support (“S&S”) segment. This segment is comprised of CSI’s JDL Technologies and Ecessa Corporation businesses. With over 30 years of growth and expertise in managed services and SD-WAN solutions in this segment, the Company offers customers:

•Technology services and infrastructure in the commercial, healthcare, financial, and education market segments. The Company’s portfolio of technology solutions includes IT managed services supporting client infrastructures from the data center to the desktop, security products and services, cloud migrations, network virtualization and resiliency, wired and wireless network design and implementation, and converged infrastructure configuration and deployment. We also provide these services to a number of commercial, healthcare and education clients.

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

Key 2021 Developments

•The Company’s 2021 sales were $7.0 million, a 13% decrease from 2020 sales of $8.1 million, excluding S&S services provided by S&S to CSI.

•The Company’s 2021 net loss from continuing operations was $8.2 million, or ($0.85) per diluted share, compared to net loss from continuing operations of $4.7 million or ($0.51) per diluted share in fiscal 2020.

•At December 31, 2021, the Company had cash, cash equivalents and liquid investments of $6.4 million and working capital of $3.9 million compared to cash, cash equivalents and liquid investments of $21.5 million and working capital of $28.3 million at December 31, 2020.

Impact of COVID-19 Pandemic

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. In response to the pandemic, we instituted temporary office closures, implemented shelter-in-place orders and restrictions, instituted a mandatory work from home policy for substantially all office employees, and instituted social distancing work rules for operations personnel that continued to work in our facilities to satisfy customer orders. We experienced supply chain and demand disruptions during 2020 and 2021 and expect the disruption to our supply to continue into 2022, as well as higher logistics and operational costs due to the COVID-19 pandemic. As noted below, we also saw delays in orders as some projects are pushed out due to the inability to access locations due to the shutdowns. We may also see a slowdown in our business if one or more of our major customer or suppliers delays its purchase or supplies due to uncertainty in its business operations, encounters difficulties in its production due to employee safety or workforce concerns, is unable to obtain materials or labor from third parties that it needs to complete its projects, and may see a slowdown in our collection of receivables if our customers encounter cash flow difficulties or delay payments to preserve their cash resources. We are continuing to actively monitor the effects and potential impacts of the COVID-19 pandemic on all aspects of our business, liquidity and capital resources. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain at this time.

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

Income Taxes: In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood it will realize these deferred assets from future taxable income. We determine the valuation allowance for deferred income tax benefits based upon the expectation of whether the benefits are more likely than not to be realized. The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income (loss) and comprehensive income (loss).

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

Results of Operations

2021 Compared to 2020

Consolidated sales from continuing operations were $7,010,000 in 2021, a 13% decrease from sales of $8,080,000 in 2020. Net loss from continuing operations in 2021 was $8,178,000, or ($0.85) per share compared to net loss from continuing operations of $4,707,000 or ($0.51) per share in 2020.

Services & Support Results

Services & Support sales decreased 15% to $7,483,000 in 2021 compared to $8,777,000 in 2020. Sales from the S&S segment to CSI were eliminated in consolidation and these intercompany sales are the difference between consolidated sales & S&S sales.

Revenues by customer group were as follows:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$1,734,000	$633,000
Healthcare	1,012,000	887,000
Education	273,000	4,483,000
Other commercial clients	3,991,000	2,075,000
CSI IT operations	473,000	699,000
	$7,483,000	$8,777,000

Revenues by revenue type were as follows:

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$1,168,000	$5,120,000
Services & support revenue	6,315,000	3,657,000
	$7,483,000	$8,777,000

Revenues from the education sector decreased $4,210,000 or 94% in 2021 due to the substantial completion of projects from the Company’s Florida school district customer in the prior year. The Company was not selected as the primary vendor on the current multi-year project for this school district, but has been selected as the secondary vendor for structured cabling and enterprise networking.

Revenue from small to medium businesses, which are primarily healthcare, financial and commercial clients, increased by 87% or $3,141,000 primarily due to the acquisition of Ecessa on May 14, 2020 and the acquisition of the assets of IVDesk on November 3, 2020. The decrease in the CSI IT operations revenue as compared to 2020 is related to the sale of CSI’s E&S business segment. Project and product revenue decreased $3,952,000 or 77% during 2021 as compared to 2020 due to the decrease in the education sector. Services and support revenue increased $2,658,000 or 73% as compared to the prior year due to the Company’s acquisition of Ecessa and its service and support revenue on its SD-WAN products as well as the acquisition of IVDesk, which contributed $2,473,000 in revenue during 2021. Overall, Ecessa contributed $2,275,000 in revenue during 2021, an increase of $1,010,000 over the prior year.

Gross profit decreased 2% to $2,907,000 in 2021 compared to $2,979,000 in 2020. Gross margin as a percentage of sales increased to 39% in 2021 compared to 34% in 2020 due to the increase in services & support revenue, which has higher margins.

Selling, general and administrative expenses increased 18% in 2021 to $2,906,000, or 39% of sales, compared to $2,464,000 in 2020, or 28% of sales due to the May 2020 acquisition of Ecessa and the November 2020 acquisition of IVDesk, and the inclusion of their associated general and administrative costs, which are not included in full in the prior year.

Services & Support reported an operating loss of $456,000 in 2021 compared to operating income of $310,000 in 2020, primarily due to decreased revenue from the education sector and increased selling, general and administrative expenses, including an increase in amortization expense of $252,000.

Other

“Other” includes non-allocated corporate overhead costs that are not considered discontinued operations. Other corporate costs increased by $1,808,000 primarily due to outside legal and financial consulting costs related to the previously announced Pineapple Energy merger.

Income Taxes

The Company’s loss from continuing operations before income taxes was $8,154,000 in 2021 compared to a loss from continuing operations before income taxes of $4,693,000 in 2020. The Company recorded net income of $2,974,000, driven by the gain on the sale of the Company’s E&S segment, compared to a net loss of $172,000 for 2020. The Company’s effective income tax rate was (0.3%) in 2021 compared to (0.3%) in 2020. The 2021 effective rate differed from the standard rate of 21% primarily due to the valuation allowances related to deferred tax assets, along with the impact of state income taxes, foreign tax rate differences, foreign losses not deductible for U.S. income tax purposes, and provisions for interest charges for uncertain income tax positions. As of December 31, 2021, the Company had a federal net operating loss carryforward from 2015 through 2020 activity of approximately $10,008,000 that is available to offset future taxable income and begins to expire in 2035. See Note 13 for a reconciliation of the standard tax rate to the Company’s effective tax rate for 2021 and 2020.

Effects of Inflation

Inflation has not had a significant effect on operations in recent years. The Company does not have long-term production or procurement contracts and has historically been able to adjust pricing and purchasing decisions to respond to inflationary pressures.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $6,396,000 in cash, cash equivalents and liquid investments, compared to $21,457,000 at December 31, 2020. Of this amount, $855,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,904,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2021.

The Company had working capital of $3,918,000, consisting of current assets of approximately $6,528,000 and current liabilities of $2,610,000 at December 31, 2021 compared to working capital of $28,320,000, consisting of current assets of $35,758,000 and current liabilities of $7,438,000 at the end of 2020.

Cash flow used in operating activities was approximately $4,612,000 in 2021 compared to $4,684,000 used in 2020. Significant working capital changes from 2020 to 2021 included a $2.6 million decrease in accounts receivable and $386,000 used in discontinued operations.

Cash provided by investing activities was $30,544,000 in 2021 compared to $3,930,000 used in 2020, due to $23,625,000 in proceeds from the E&S Sale Transaction, which is included in discontinued operations.

Net cash used by financing activities was $35,587,000 in 2021 compared to $800,000 in 2020. Cash dividends paid on common stock increased to $34,038,000 in 2021 ($3.50 per common share) from $564,000 in 2020 ($0.06 per common share). Proceeds from common stock issuances, principally related to the accelerated vesting of all outstanding equity awards, totaled approximately $3,813,000 in 2021 and $119,000 in 2020. The Company acquired $1,073,000 and $71,000 in 2021 and 2020, respectively, of Company stock from employees to satisfy withholding tax obligations related to share-based compensation, pursuant to terms of Board and shareholder-approved compensation plans. The Company did not acquire Company stock in 2021 under a $2,000,000 Stock Repurchase Program authorized by the Board of Directors in August 2019. At December 31, 2021, there remained $341,000 under the 2019 Stock Repurchase Program.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs.

If the merger is approved by CSI shareholders and the merger is consummated, the combined company will be subject to the risks set forth under Item 1A – Risk Factors – “Risks Related to the Combined Company Following Consummation of the Merger.” Among these risks, the combined company needs to obtain substantial additional financing arrangements to provide working capital and growth capital and if financing is not available to it on acceptable terms when needed, its ability to continue to grow its business would be materially adversely impacted.

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

The Audit and Finance Committee of the Board of Directors, comprised solely of independent, non-employee directors, meets with the independent auditors and management periodically to review accounting, auditing, financial reporting and internal control matters. The independent auditors have free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.

/s/ Roger H.D. Lacey	/s/ Mark D. Fandrich
Roger H.D. Lacey	Mark D. Fandrich
Interim Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Communications Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Communications Systems, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets Acquired in Business Combinations

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company completed the accounting for the acquisition of IVDesk Minnesota, Inc. during the year ended December 31, 2021. The consideration for the acquisition was $1,368,000. The acquisition was accounted for as a business combination. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of an intangible asset totaling $720,000, which consisted of customer relationships. The Company has also recorded goodwill of $745,000 as a result of this acquisition.

The valuation of the intangible assets is complex and judgmental due to the use of subjective assumptions in the valuation models used by management when determining the estimated fair values of the assets. The determination of the fair values of the intangible assets requires management to make significant estimates and assumptions related to forecasts of future revenues, expenses, discount rates, risk-free rates, weighted-average cost of capital, and equity risk premium.

Auditing management’s valuation of the acquired intangible assets is complex due to the judgments required to evaluate management’s previously noted estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪Obtained an understanding of the design and implementation of internal controls relating to the evaluation of the assumptions used to estimate the fair value of the intangible assets acquired, including controls addressing:

▪Management’s evaluation of the identification of the assets acquired.

▪Management’s evaluation of the completeness, accuracy and reasonableness of the prospective financial information used to determine the fair values of assets acquired.

▪Management’s evaluation of the completeness and accuracy of key assumptions and inputs used by a third-party valuation specialist, including discount rate, risk-free rate, weighted-average cost of capital, and equity risk premium used to determine fair values.

▪Management’s evaluation of the clerical accuracy of the model used to determine the fair values of assets acquired.

▪Substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the intangible assets acquired, including:

▪Tested the mathematical accuracy of the calculations performed along with assessing the completeness of the information used in the calculations.

▪Evaluated the appropriateness of the valuation methodologies used, as well as the key assumptions and inputs used, including cash flow projections, discount rate, risk-free rate, weighted-average cost of capital, and equity risk premium.

▪Performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the assumptions.

▪Compared significant assumptions used by management to current industry and competitor data, historical results, third-party market data and evidence obtained in other areas of the audit.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

Minneapolis, Minnesota

March 14, 2022

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31	December 31
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$3,491,160	$12,789,975
Investments	135,240	2,759,024
Trade accounts receivable, less allowance for
doubtful accounts of $52,000 and $14,000, respectively	1,801,860	4,402,023
Inventories, net	194,506	136,264
Prepaid income taxes	3,374	35,948
Other current assets	901,755	556,953
Current assets held for sale	—	15,078,066
TOTAL CURRENT ASSETS	6,527,895	35,758,253

PROPERTY, PLANT AND EQUIPMENT, net	140,762	304,758
OTHER ASSETS:
Investments	3,061,843	7,109,212
Goodwill	2,086,393	2,086,393
Right of use asset	159,643	284,251
Intangible assets	2,330,073	2,775,361
Other assets	173,953	171,619
Noncurrent assets held for sale	5,593,446	7,066,478
TOTAL OTHER ASSETS	13,405,351	19,493,314
TOTAL ASSETS	$20,074,008	$55,556,325
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$798,457	$709,283
Accrued compensation and benefits	1,024,165	1,531,595
Operating lease liability	117,527	127,243
Other accrued liabilities	33,924	318,650
Accrued consideration	—	550,000
Dividends payable	—	16,147
Deferred revenue	635,894	456,912
Current liabilities held for sale	—	3,727,821
TOTAL CURRENT LIABILITIES	2,609,967	7,437,651
LONG TERM LIABILITIES:
Long-term compensation plans	—	116,460
Operating lease liability	50,170	167,697
Deferred revenue	396,360	310,179
Long term liabilities held for sale	—	29,611
TOTAL LONG-TERM LIABILITIES	446,530	623,947
COMMITMENTS AND CONTINGENCIES (Footnote 10)
STOCKHOLDERS' EQUITY
Preferred stock, par value $1.00 per share; 3,000,000 shares authorized; none issued
Common stock, par value $.05 per share; 30,000,000 shares authorized;
9,720,627 and 9,321,927 shares issued and outstanding, respectively	486,031	466,096
Additional paid-in capital	44,878,533	43,572,114
(Accumulated deficit) retained earnings	(28,349,336)	4,135,284
Accumulated other comprehensive loss	2,283	(678,767)
TOTAL STOCKHOLDERS' EQUITY	17,017,511	47,494,727
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,074,008	$55,556,325
The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2021	2020

Sales	$7,010,060	$8,079,562
Cost of sales	4,576,256	5,762,650
Gross profit	2,433,804	2,316,912
Operating expenses:
Selling, general and administrative expenses	7,127,370	7,052,198
Amortization expense	456,766	204,639
Transaction costs	2,347,203	684,856
Impairment loss	206,261	—
Restructuring expense	467,827	—
Total operating expenses	10,605,427	7,941,693
Operating loss from continuing operations	(8,171,623)	(5,624,781)
Other income (expenses):
Investment and other income	18,712	672,043
Gain on sale of assets	7,075	288,569
Interest and other expense	(8,023)	(28,514)
Other income, net	17,764	932,098
Operating loss from continuing operations before income taxes	(8,153,859)	(4,692,683)
Income tax expense	24,575	14,566
Net loss from continuing operations	(8,178,434)	(4,707,249)
Net income from discontinued operations, net of tax	11,152,081	4,535,591
Net income (loss)	2,973,647	(171,658)
Other comprehensive income (loss), net of tax:
Unrealized (losses)/gains on available-for-sale securities	(18,526)	9,249
Foreign currency translation adjustment	699,576	9,648
Total other comprehensive income	681,050	18,897
Comprehensive income (loss)	$3,654,697	$(152,761)

Basic net (loss) income per share:
Continuing operations	$(0.86)	$(0.51)
Discontinued operations	1.17	0.49
	$0.31	$(0.02)

Diluted net (loss) income per share:
Continuing operations	$(0.85)	$(0.51)
Discontinued operations	1.16	0.49
	$0.31	$(0.02)

Weighted Average Basic Shares Outstanding	9,537,857	9,322,672
Weighted Average Dilutive Shares Outstanding	9,675,519	9,322,672
Dividends declared per share	$3.50	$0.04
The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2019	9,252,749	$462,637	$42,977,914	$4,649,395	$(697,664)	$47,392,282

Net loss	—	—	—	(171,658)	—	(171,658)
Issuance of common stock under
Employee Stock Purchase Plan	20,279	1,014	93,882	—	—	94,896
Issuance of common stock to
Employee Stock Ownership Plan	66,059	3,303	404,281	—	—	407,584
Issuance of common stock under
Executive Stock Plan	65,952	3,298	20,720	—	—	24,018
Share based compensation	—	—	463,274	—	—	463,274
Other share retirements	(83,112)	(4,156)	(387,957)	37,213	—	(354,900)
Shareholder dividends ($0.04 per share)	—	—	—	(379,666)	—	(379,666)
Other comprehensive income	—	—	—	—	18,897	18,897
BALANCE AT DECEMBER 31, 2020	9,321,927	466,096	43,572,114	4,135,284	(678,767)	47,494,727

Net income	—	—	—	2,973,647	—	2,973,647
Issuance of common stock under
Employee Stock Purchase Plan	9,540	477	48,532	—	—	49,009
Issuance of common stock to
Employee Stock Ownership Plan	72,203	3,610	326,358	—	—	329,968
Issuance of common stock under
Executive Stock Plan	993,977	49,699	3,714,658	—	—	3,764,357
Share based compensation	—	—	559,397	—	—	559,397
Other share retirements	(677,020)	(33,851)	(3,342,526)	(1,436,068)	—	(4,812,445)
Shareholder dividends ($3.50 per share)	—	—	—	(34,022,199)	—	(34,022,199)
Other comprehensive income	—	—	—	—	681,050	681,050
BALANCE AT DECEMBER 31, 2021	9,720,627	$486,031	$44,878,533	$(28,349,336)	$2,283	$17,017,511

The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,973,647	$(171,658)
Net income from discontinued operations, net of tax	11,152,081	4,535,591
Net loss from continuing operations	(8,178,434)	(4,707,249)
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
Depreciation and amortization	821,977	808,038
Share based compensation	559,397	463,274
Deferred taxes	—	9,534
Impairment loss	606,089	—
Gain on sale of assets	(7,075)	(284,064)
Changes in assets and liabilities:
Trade accounts receivables, net	2,555,334	(3,883,662)
Inventories, net	(58,241)	14,107
Prepaid income taxes	32,575	37,046
Other assets	(330,557)	28,887
Accounts payable	89,234	283,686
Accrued compensation and benefits	(293,921)	44,718
Other accrued liabilities	(22,200)	107,702
Net cash used in operating activities - continuing operations	(4,225,822)	(7,077,983)
Net cash (used in) provided by operating activities - discontinued operations	(386,572)	2,394,454
Net cash used in operating activities	(4,612,394)	(4,683,529)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,842)	(169,100)
Acquisition of business, net of cash acquired	—	(4,797,919)
Purchases of investments	—	(18,665,534)
Proceeds from the sale of fixed assets	862,131	432,000
Proceeds from the sale of investments	6,091,367	18,506,198
Net cash provided by (used in) investing activities - continuing operations	6,918,656	(4,694,355)
Net cash provided by investing activities - discontinued operations	23,625,453	8,624,586
Net cash provided by investing activities	30,544,109	3,930,231
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(34,038,346)	(563,882)
Proceeds from issuance of common stock, net of shares withheld	3,813,366	118,914
Payment of contingent consideration related to acquisition	(550,000)	—
Purchase of common stock	(4,812,445)	(354,900)
Net cash used in financing activities	(35,587,425)	(799,868)
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	54,386	38,140
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,601,324)	(1,515,026)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	13,092,484	14,607,510
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$3,491,160	$13,092,484
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes refunded	$(7,514)	$(27,722)
Interest paid	8,343	26,327
Dividends declared not paid	—	16,147
Operating right of use assets obtained in exchange for lease obligations	—	208,650
Accrued consideration	—	550,000
The accompanying notes are an integral part of the consolidated financial statements.

COMMUNICATIONS SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business: Communications Systems, Inc. is a Minnesota corporation organized in 1969 that until August 2, 2021 classified its business into two segments: (1) the Electronics & Software segment (consisted of US-based subsidiary Transition Networks and UK-based subsidiary Net2Edge) which (i) manufactured and sold solutions that provide actionable intelligence, power and connectivity at the edge of networks through PoE products, software and services as well as traditional products such as media converters, network adapters and other connectivity products and (ii) designed, developed, and sold edge network access products, TDM (time-division multiplexing) over IP and other circuit emulation solutions, along with specialized cloud-based software solutions, primarily within the telecommunications market; and (2) the Services and Support segment (consisting of subsidiaries JDL and Ecessa), which (i) provides technology solutions including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment and (ii) designs, develops, and sells SD-WAN (software-designed wide-area network) solutions.

As previously disclosed, on August 2, 2021, the Company and Lantronix, Inc. (“Lantronix”) completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to the securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”). As a result, sales and expenses related to the operations of the former Electronics & Software segment have been presented as discontinued operations in this Form 10-K.

For purposes of this Form 10-K, the Company classifies operations as those from its Services & Support segment. Non-allocated general and administrative expenses are separately accounted for as “Other” in the Company’s segment reporting. Intersegment revenues are eliminated upon consolidation.

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

Cash equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021, the Company had $3,491,000 in cash and cash equivalents. Of this amount, $855,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (FDIC) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder is operating cash and certificates of deposit which are fully insured through the FDIC.

Investments: Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax (see Accumulated other comprehensive loss below).

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Provision to reduce inventories to the lower of cost or net realizable value is made based on a review of excess and obsolete inventories, estimates of future sales, examination of historical consumption rates and the related value of component parts.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $365,000 and $371,000 for 2021 and 2020, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in operations.

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

Accumulated other comprehensive loss: The components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation	Unrealized (loss)/gain on securities	Accumulated Other Comprehensive Loss
December 31, 2019	$(709,000)	$11,000	$(698,000)
Net current period change	9,000	10,000	19,000
December 31, 2020	$(700,000)	$21,000	$(679,000)
Net current period change	700,000	(19,000)	681,000
December 31, 2021	$—	$2,000	$2,000

Revenue recognition: The Company has determined that the following performance obligations identified in its Services and Support segment are transferred over time: managed services and professional services (time and materials (“T&M”) and fixed price). This segment’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

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

Employee Retirement Benefits: The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Contributions to the plan in 2021 and 2020 were $122,000 and $109,000, respectively.

Net income (loss) per share: Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 137,661 shares for 2021 and no dilutive effect in 2020. Due to the net loss in 2020, there was no dilutive impact from outstanding stock options or unvested shares. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of December 31, 2021. Options totaling 697,201 would have been excluded from the calculation of diluted earnings per share for year ended December 31, 2020, because the exercise price was greater than the average market price of common stock during the year and deferred stock awards totaling 110,308 shares would not have been included because of unmet performance conditions.

Share based compensation: The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

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

Accounting standards adopted: None.

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

Costs to Obtain or Fulfill a Contract

The Company evaluates “Other Assets and Deferred Costs” (ASC 340-40), for the accounting for certain costs to obtain and fulfill contracts (or, in some cases, an anticipated contract) with a customer. ASC 340-40 is applicable only to incremental contract costs, those that an entity would not have incurred if the contract had not been obtained, and requires the capitalization of these costs as well as provides guidance on the amortization and impairment considerations. The Company elects the practical expedient and expenses certain costs to obtain contracts when applicable. Within Services & Support, commissions were paid upfront on certain long-term recurring revenue agreements. Total costs to obtain a contract in the years ended December 31, 2021 and 2020 were $25,000 and $52,000, respectively.

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

For the Services & Support segment, we analyze revenue by customer group and type, which is as follows for the years ended December 31, 2021 and 2020:

	Services & Support Revenue by Customer Group
	2021	2020
Financial	$1,734,000	$633,000
Healthcare	1,012,000	887,000
Education	273,000	4,483,000
Other commercial clients	3,991,000	2,075,000
CSI IT operations	473,000	699,000
	$7,483,000	$8,777,000

	Services & Support Revenue by Type
	2021	2020
Project & product revenue	$1,168,000	$5,120,000
Services & support revenue	6,315,000	3,657,000
	$7,483,000	$8,777,000

Contract Balances

The contract assets associated with the commission costs noted above were $323,000 and $267,000 at December 31, 2021 and 2020, respectively. The Company does not have material contract liabilities.

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

The Company has entered into operating leases for two office locations, including one in February 2019 and one in May 2020 upon the acquisition of Ecessa. These leases have remaining lease terms of 10 months to 2 years. One of the leases includes two options to extend the lease for 5 years each. One lease includes a 3% rent adjustment on each anniversary of the lease and another includes a 2.5% annual rent adjustment as well as one free month each year. As of December 31, 2021, total ROU assets and operating lease liabilities were $160,000 and $168,000, respectively. As of December 31, 2020, total ROU assets and operating lease liabilities were

$284,000 and $295,000, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2021 and 2019, the Company recognized $132,000 and $95,000 in lease expense, respectively. The Company also recognized $195,000 and $82,000 in sublease income for the years ended December 31, 2021 and 2020, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2021	2020
Cash paid for operating leases	$135,000	$100,000
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$—	$209,000

	As of December 31
	2021	2020
Weighted-average remaining lease term	1.5 years	2.4 years
Weighted-average discount rate	3.5%	3.2%

(1)2020 includes $209,000 for an operating lease assumed with the Ecessa acquisition in the second quarter.

Maturities of lease liabilities as of December 31, 2021 were as follows:

2022	$122,000
2023	47,000
2024	4,000
Total lease payments	173,000
Less imputed interest	(5,000)
Total operating lease liabilities	$168,000

As of December 31, 2021, the Company does not have any additional future operating lease obligations that have not yet commenced.

NOTE 4 – DISCONTINUED OPERATIONS

On March 11, 2020, the Company sold the remainder of its Suttle business lines, including the SoHo, MediaMAX, and SpeedStar brands and inventory as well as working capital, certain capital equipment, intellectual property, and customer relationships to Oldcastle Infrastructure, Inc. (“Oldcastle”) for $8,000,000, with a working capital adjustment 90 days after close. Oldcastle will operate the majority of the acquired Suttle business through its wholly owned subsidiary, Primex Technologies, Inc. Through the sale to Primex, a separate online equipment auction held in the fourth quarter of 2020, and various other sales, the Company received total proceeds of $8,900,000 and recorded a gain on the sale of $2,247,000 in 2020. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

On August 2, 2021, the Company and Lantronix completed the sale by CSI to Lantronix of all of the issued and outstanding stock of CSI’s wholly owned subsidiary, Transition Networks, Inc., and the entire issued share capital of its wholly owned subsidiary, Transition Networks Europe Limited (collectively with Transition Networks, Inc., the “TN Companies”), pursuant to a securities purchase agreement dated April 28, 2021 (“E&S Sale Transaction”).

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

On December 15, 2021, the Company sold its remaining real and personal property located in Hector, Minnesota, related to its former Suttle operations, with net proceeds of $842,000. The presentation of discontinued operations related these assets has been retrospectively applied to all prior periods presented.

On November 18, 2021, the Company entered into a purchase agreement with Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee for the sale of the Company’s headquarters building located in Minnetonka, Minnesota for

$6,800,000. The agreement was amended on February 15, 2022 to allow for additional time to complete due diligence. The Company recorded the assets as held for sale at December 31, 2021.

The assets and liabilities of this discontinued operation that are classified as held for sale are as follows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$—	$303,000
Trade accounts receivable, net	—	5,775,000
Inventories, net	—	8,561,000
Other current assets	—	439,000
Total current assets	$—	$15,078,000

Property, plant, and equipment, net	$5,593,000	$6,937,000
Right of use asset	—	129,000
Total noncurrent assets	$5,593,000	$7,066,000

Total assets held for sale	$5,593,000	$22,144,000

Accounts payable	$—	$1,669,000
Accrued compensation and benefits	—	767,000
Operating lease liability	—	86,000
Other accrued liabilities	—	1,206,000
Total current liabilities	$—	$3,728,000

Operating lease liability	$—	$30,000
Total noncurrent liabilities	$—	$30,000

Total liabilities held for sale	$—	$3,758,000

The financial results of the discontinued operations are as follows:

	Year Ended December 31
	2021	2020
Sales	$20,478,000	$39,276,000
Cost of sales	11,774,000	22,774,000
Selling, general and administrative expenses	6,795,000	12,925,000
Transaction costs	2,058,000	—
Impairment loss	101,000	—
Restructuring expenses	1,343,000	960,000
Gain on sale of assets	(13,451,000)	(2,247,000)
Foreign currency translation loss	642,000	—
Other expense	61,000	322,000
Operating income before income taxes	11,155,000	4,542,000
Income tax expense	3,000	6,000
Income from discontinued operations	$11,152,000	$4,536,000

During the year ended December 31, 2021, the Company recorded $1,811,000 in restructuring expense, with $1,343,000 in discontinued operations. This consisted of severance and related benefits costs due to the sale of the E&S segment. The Company incurred $960,000 in restructuring costs in 2020 related to the sale of Suttle’s business lines and had $252,000 in restructuring accruals recorded in accrued compensation and benefits at December 31, 2020. The Company paid $1,547,000 in restructuring charges during 2021 and had $516,000 in restructuring accruals recorded in accrued compensation and benefits at December 31, 2021 that are expected to be paid during 2022.

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

On November 3, 2020, the Company acquired the operating assets of privately held IVDesk Minnesota, Inc. (“IVDesk”) from a third-party receiver (“Receiver”). IVDesk provides private cloud services to small- and mid-size businesses (SMB), with a particular focus on the financial services industry. The acquisition expands the Company’s monthly recurring revenue service model, bringing additional resources and experience in cloud-delivered applications. The purchase price was $1,368,000 and includes initial consideration of $950,000, working capital adjustments of $(132,000), and $550,000 in contingent consideration, which the Company agreed to pay up to $550,000 in additional consideration upon retaining a certain customer level 120 days after closing. During March 2021, upon meeting the requirements of the earn-out, the Company paid the Receiver the additional consideration. At December 31, 2021, the Company had no further liabilities related to the contingent consideration.

The assets and liabilities of IVDesk are recorded in the consolidated balance sheet within the Services & Support segment at December 31, 2021. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed, and included total assets of $1,500,000, including property, plant, and equipment of $35,000, goodwill of $745,000 and intangible assets of $720,000, and total liabilities of $132,000. Identifiable intangible assets are definite-lived assets. These assets include customer relationships and have a weighted average amortization period of 8 years, which matches the weighted average useful life of the assets.

NOTE 6 –CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long-term investments as of December 31, 2021 and December 31, 2020:

December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$855,000	$—	$—	$855,000	$855,000	$—	$—
Subtotal	855,000	—	—	855,000	855,000	—	—

Investments:
Corporate Notes/Bonds	2,919,000	—	(15,000)	2,904,000	—	135,000	2,769,000
Convertible Debt	250,000	—	—	250,000	—	—	250,000
Subtotal	3,169,000	—	(15,000)	3,154,000	—	135,000	3,019,000

Total	$4,024,000	$—	$(15,000)	$4,009,000	$855,000	$135,000	$3,019,000

December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000	$9,424,000	$—	$—
Subtotal	9,424,000	—	—	9,424,000	9,424,000	—	—

Investments:
Commercial Paper	700,000	—	—	700,000	—	700,000	—
Corporate Notes/Bonds	7,658,000	7,000	(1,000)	7,664,000	—	2,059,000	5,605,000
Convertible Debt	605,000	—	—	605,000	—	—	605,000
Subtotal	8,963,000	7,000	(1,000)	8,969,000	—	2,759,000	6,210,000

Total	$18,387,000	$7,000	$(1,000)	$18,393,000	$9,424,000	$2,759,000	$6,210,000

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2021:

	Amortized Cost	Estimated Market Value
Due within one year	$135,000	$135,000
Due after one year through five years	3,034,000	3,019,000
	$3,169,000	$3,154,000

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

During 2021, the Company recognized a realized loss on its convertible debt investments and recorded $400,000 in expense within investment and other income (expense) in the accompanying consolidated statement of income (loss) and comprehensive income (loss). The Company did not recognize any gross realized gains during the years ending December 31, 2021 and 2020, respectively.

In April 2020, the Company made an $899,000 minority investment in the common stock of Quortus Ltd., a UK-based company that provides virtual core network software for Private LTE solutions for critical and secure communications. This investment was important for the Company’s Electronics & Software segment because this segment had been partnering with Quortus to integrate the

Quortus Private LTE core in existing and new products for that segment’s federal business, network extensions, and private networks for enterprises. The Company’s investment represented less than 10% of the outstanding equity of Quortus Ltd. The Company uses the cost method to account for investments in common stock of entities such as Quortus if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters. In the fourth quarter of 2021, Quortus was acquired, and the net proceeds were distributed to shareholders. The Company received $650,000 in proceeds and expects to receive an additional $43,000 in 2022. The Company recognized an impairment loss of $206,000 within operating expenses in the accompanying consolidated statement of income (loss) and comprehensive income (loss).

NOTE 7 - INVENTORIES

Inventories consist of:
	December 31
	2021	2020
Finished goods	$91,000	$23,000
Raw and processed materials	104,000	113,000
	$195,000	$136,000

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2021	2020
Buildings and improvements	3-40 years	22,000	22,000
Machinery and equipment	3-15 years	3,940,000	3,946,000
Furniture and fixtures	3-10 years	508,000	280,000
Construction in progress		—	27,000
		4,470,000	4,275,000
Less accumulated depreciation		(4,329,000)	(3,970,000)
		$141,000	$305,000

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2021 by company are as follows:

	Ecessa	JDL	Total
January 1, 2020	$—	$—	$—
Acquisition	1,341,000	745,000	2,086,000
December 31, 2020	$1,341,000	$745,000	$2,086,000

December 31, 2021	$1,341,000	$745,000	$2,086,000

Gross goodwill	1,341,000	745,000	2,086,000
Accumulated impairment loss	—	—	—
Balance at December 31, 2021	$1,341,000	$745,000	$2,086,000

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$101,000	$(15,000)	$86,000
Non-compete Agreements	80,000	(42,000)	38,000
Customer Relationships	1,010,000	(197,000)	813,000
Internally Developed Software	1,800,000	(407,000)	1,393,000
	$2,991,000	$(661,000)	$2,330,000

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Trade Name/Trademark/Internet Domain Assets	$90,000	$(5,000)	$85,000
Non-compete Agreements	80,000	(16,000)	64,000
Customer Relationships	1,010,000	(34,000)	976,000
Internally Developed Software	1,800,000	(150,000)	1,650,000
	$2,980,000	$(205,000)	$2,775,000

Amortization expense on these identifiable intangible assets was $457,000 and $205,000 in 2021 and 2020 respectively. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2022	$442,000
2023	426,000
2024	415,000
2025	381,000
2026	357,000
Thereafter	309,000

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

As of December 31, 2021, the Company had no other material commitments (either cancelable or non-cancelable) for capital expenditures or other purchase commitments related to ongoing operations.

Long-term compensation plans: The Company has a long-term incentive plan that provides long-term competitive compensation to enable the Company to attract and retain qualified executive talent and to reward employees for achieving goals and improving company performance. The plan provides grants of “performance units” made at the beginning of performance periods and paid at the end of the period if performance goals are met. Awards are made every year and are paid following the end of the cycle with annual vesting. Payment in the case of retirement, disability or death will be on a pro rata basis. The Company recognized expense of $115,000 and $66,000 in 2021 and 2020, respectively. Accrual balances for long-term compensation plans at December 31, 2021 and 2020 were $0 and $230,000, respectively. Awards paid were $344,000 in 2021 and $0 in 2020. Awards under the 2018 to 2020 plans were paid out 50% in cash and 50% in stock. Awards under the 2019 to 2021 and 2020 to 2022 plans were paid out 75% in stock and 25% in cash. The stock portion of these awards are treated as equity plans and included within the Stock Compensation footnote within the Deferred Stock Outstanding section below.

PIPE Offering: On September 15, 2021, CSI entered into an amended and restated securities purchase agreement with a group of institutional investors (the “PIPE Investors”) to make a $32.0 million private placement investment in CSI in connection with the closing of the previously announced merger transaction between CSI and Pineapple Energy, LLC (“Pineapple”). Proceeds of this investment will used primarily to fund the cash portion of the purchase price to acquire Hawaii Energy Connection, LLC and E-Gear, LLC assets, to repay $4.5 million of Pineapple’s $7.5 million term loan from Hercules, for transaction expenses, and for working capital to support Pineapple’s growth strategy. The closing of the financing is subject to approval of CSI’s shareholders and other customary conditions.

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

The Series A Convertible Preferred Stock and warrants will have anti-dilution provisions that would increase the number of shares issuable upon conversion or exercise, and lower the conversion or exercise price, if CSI issues equity securities at a price less than the conversion or exercise price at the time of such issuance. The securities purchase agreement also prohibits the combined company from conducting a new equity offering within 30 days of the closing, gives the PIPE Investors in the aggregate the right to purchase up to 25% of the equity securities in future CSI-Pineapple offerings within one year of closing and requires 30-day lock-up agreements of CSI common stock by certain CSI-Pineapple officers, directors and major shareholders following the closing. In connection with the transaction, CSI has agreed to file a registration statement on behalf of the PIPE Investors allowing them to resell the common stock into which the Series A Convertible Preferred Stock is convertible and the warrants are exercisable immediately after issuance. Closing of the PIPE Offering is also subject to the effectiveness of this registration statement and other customary closing conditions.

Other contingencies: The Company is aware of two lawsuits that have been filed on behalf of purported CSI shareholders relating to the registration statement on S-4 that we filed on November 12, 2021 (“Registration Statement”) in connection with the Pineapple Merger Transaction, among other matters. The first complaint was filed on December 13, 2021 by Bashir Rivera in the United States District Court for the Southern District of New York and is captioned Rivera v. Communications Systems, Inc., et al., No. 1:21-cv-10637-NRB. The second complaint was filed on December 28, 2021 by Allen Chaidez in the United States District Court for the Eastern District of New York and is captioned Chaidez v. Communications Systems, Inc., et al., No. 1:21-cv-07155-MKB-VMS. The Rivera action was subsequently voluntarily dismissed on February 24, 2022. Both complaints name CSI and all of its current directors as defendants. Both complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and claim that the Registration Statement omits material information with respect to the Pineapple Merger Transaction. The plaintiffs in the actions purport to seek equitable relief and damages.

Additionally, CSI has received seven letters from individuals purporting to be shareholders of the Company (which we refer to collectively as the “Demands”) which also generally allege that the Registration Statement omits material information with respect to the Pineapple Merger Transaction. In addition, one of the Demands seeks certain books and records of the Company.

The Company intends to vigorously defend the lawsuits and Demands. Further, we have vigorously denied, and continues vigorously to deny, that we have committed or aided and abetted in the commission of any violation of law or duties or engaged in any of the wrongful acts that were alleged in the Rivera or Chaidez complaints and the Demands.

CSI is subject to claims and lawsuits in the ordinary course of business. From time to time, the Company brings suit against others to enforce contract rights or property rights, or to collect debts in the ordinary course of business. Management believes that the resolution or settlement of any pending litigation will not have a material adverse effect on the results of operations or liquidity of the Company.

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

At December 31, 2021, 1,425,008 shares have been issued under the 2011 Incentive Plan, there are no shares subject to currently outstanding options, deferred stock awards, and unvested restricted stock units, and 1,074,992 shares are eligible for grant under future awards.

The closing of the E&S Sale Transaction on August 2, 2021 constituted a “Change in Control” as defined in the Company’s 2011 Incentive Plan. In accordance with the determinations and approvals of the Compensation Committee, effective on August 1, 2021, each Incentive Award granted and outstanding under the 2011 Incentive Plan and not otherwise forfeited or expired in accordance with its terms was fully vested and exercisable and any restrictions lapsed. After giving effect to such acceleration and vesting, on the August 2, 2021 closing date:

•All then-outstanding restricted stock units (RSUs”) were settled by exchanging them for the equivalent number of shares of the Company’s common stock specified in the respective RSU award agreements, with the shares of the Company’s common stock issued on settlement of the RSUs being issued and outstanding as of the closing date.

•All then-outstanding stock options having an exercise price less than the Fair Market Value (as defined in the 2011 Incentive Plan) on the closing date were settled by exchanging the options for a “net” number of shares of the Company’s common stock as if exercised on a net or cashless basis as provided in the 2011 Incentive Plan (for administrative convenience, rounded up to the next whole share), with the net shares of the Company’s common stock issued on settlement of these stock options being issued and outstanding as of the closing date.

•Following the disposition of the outstanding RSUs and stock options as described above, these Incentive Awards were terminated and cancelled as of the closing date.

•All then-outstanding stock options having an exercise price equal to or greater than the Fair Market Value on the closing date were terminated and cancelled as of the closing date without any payment therefor.

•Due to conditions of the Pineapple merger agreement, no additional awards have been made under the 2011 Incentive Plan following August 2, 2021.

Stock Options Outstanding

The following table summarizes changes in the number of outstanding stock options under the Director Plan, Stock Plan and the 2011 Incentive Plan during the two years ended December 31, 2021.

		Weighted average	Weighted average
		exercise price	remaining
	Options	per share	contractual term
Outstanding – December 31, 2019	1,130,472	$7.28	3.48 years
Awarded	191,301	5.10
Exercised	(8,000)	2.64
Forfeited	(140,583)	10.90
Outstanding – December 31, 2020	1,173,190	6.52	3.35 years
Awarded	—	—
Exercised	(799,390)	4.70
Forfeited	(373,800)	10.43
Outstanding – December 31, 2021	—	—	0 years

Exercisable at December 31, 2021	—	$—	0 years
Expected to vest December 31, 2021	—	$—	0 years

The fair value of awards issued under the Company’s 2011 Incentive Plan is estimated at grant date using the Black-Scholes option-pricing model. The following table displays the assumptions used in the model. No awards were granted in 2021.

Year Ended December 31
2020
Expected volatility	31.3%
Risk free interest rate	2.2%
Expected holding period	6 years
Dividend yield	3.0%

Because all outstanding options were either vested and exercised or cancelled, the aggregate intrinsic value of all options (the amount by which the market price of the stock on the last day of the period exceeded the market price of the stock on the date of grant) outstanding at December 31, 2021 was $0. The intrinsic value of options exercised during the year was $1,961,000 in 2021 and $18,000 in 2020. Net cash proceeds from the exercise of all stock options were $0 in 2021 and 2020.

The Company receives an income tax benefit related to the gains received by officers and key employees who make disqualifying dispositions of stock received on exercise of qualified incentive stock options and on non-qualified options. The amount of tax benefit received by the Company was $0 in both 2021 and 2020. The tax benefit amounts have been credited to additional paid-in capital.

Deferred Stock Outstanding

The following table summarizes the changes in the number of deferred stock shares under the Stock Plan and 2011 Incentive Plan over the period from December 31, 2019 to December 31, 2021:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2019	321,227	$3.37
Granted	95,631	5.33
Vested	(57,952)	2.81
Forfeited	(86,211)	4.22
Outstanding – December 31, 2020	272,695	3.37
Granted	—	—
Vested	(194,586)	4.05
Forfeited	(78,109)	3.56
Outstanding – December 31, 2021	—	—

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2021 and 2020 was $559,000 and $463,000 before income taxes and $442,000 and $366,000 after income taxes, respectively. There was no unrecognized compensation expense for the Company’s plans at December 31, 2021 due to the acceleration of all outstanding equity awards as part of the E&S Sale Transaction. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), employees are able to acquire shares of common stock at 85% of the price at the end of each current quarterly plan term. The ESPP is considered compensatory under current Internal Revenue Service rules. At December 31, 2021, 59,303 shares remain available for purchase under the ESPP. The ESPP was suspended effective March 31, 2021 due to conditions of the Pineapple merger agreement.

Employee Stock Ownership Plan (ESOP)

All eligible employees of the Company participate in the ESOP after completing one year of service. Contributions are allocated to each participant based on compensation and vest 20% after two years of service and incrementally thereafter, with full vesting after six years. At December 31, 2021, the ESOP held 545,631 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s stock. The 2020 ESOP contribution was $329,968 for which the Company issued 72,203 shares in 2021. Due to conditions of the Pineapple Merger Agreement, no additional contributions will be made to the ESOP.

NOTE 12 – COMMON STOCK

In August 2019, the Company announced the adoption of a $2.0 million stock repurchase program running through the end of 2020. Under the stock repurchase program, repurchases can be made from time to time using a variety of methods, including through open market purchases or in privately negotiated transactions in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. This new $2.0 million repurchase program replaces a stock repurchase program that the Company had adopted in 2008. At December 31, 2021, there remained $341,000 under this repurchase program.

NOTE 13 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2021	2020
Current year income taxes (benefit):
Federal	$6,000	$(9,000)
State	19,000	14,000
	25,000	5,000

Deferred income taxes:
Federal	$—	$10,000
	—	10,000

Income tax expense (benefit)	$25,000	$15,000

The Company’s Austin Taylor Communications, Ltd. unit operated in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2021 and 2020. At the end of 2021, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

Net2Edge, Ltd., formally known as Transition Networks EMEA, Ltd., operates in the U.K. and is subject to U.K. rather than U.S. income taxes. Net2Edge, Ltd. had pretax losses of $120,000 and $955,000 in 2021 and 2020, respectively. At the end of 2021, Net2Edge, Ltd.’s net operating loss carry-forward was $10,195,000. Net2Edge was included in the E&S Sale Transaction, which resulted in all deferred balances being reduced to zero as of December 31, 2021.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2021	2020
Tax at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.3)	(0.4)
Foreign income taxes, net of
foreign tax credits	—	—
Other nondeductible items	3.8	(1.0)
Change in valuation allowance	(22.2)	(22.5)
Other	(2.6)	2.6
Effective tax rate	(0.3)%	(0.3)%

Deferred tax assets and liabilities as of December 31 related to the following:

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$12,000	$26,000
Inventory	21,000	798,000
Accrued and prepaid expenses	139,000	313,000
Lease liability	43,000	70,000
Domestic net operating loss carry-forward	2,684,000	2,959,000
Capital loss carry-forward	—	439,000
Nonemployee director stock compensation	616,000	552,000
Other stock compensation	—	82,000
Foreign net operating loss carry-forwards and credits	1,418,000	3,261,000
Federal and state credits	367,000	767,000
Other	386,000	19,000

Gross deferred tax assets	5,686,000	9,286,000
Valuation allowance	(5,210,000)	(8,728,000)

Net deferred tax assets	476,000	558,000

Deferred tax liabilities
Depreciation	(303,000)	(318,000)
Intangible assets	(136,000)	(175,000)
Lease right-of-use asset	(37,000)	(65,000)

Net deferred tax liability	(476,000)	(558,000)

Total net deferred tax asset	$—	$—

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ending December 31, 2021. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $5,210,000 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2021, the Company has a federal net operating loss carryforward from 2015 through 2021 activity of approximately $10,008,000 that is available to offset future taxable income and begins to expire in 2035. This includes the removal of all Transition Networks’ net operating losses from prior years due to the E&S Sale Transaction in 2021.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,000 of federal and $1,024,000 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not used to reduce taxes are available to be carried forward. At December 31, 2021, the Company has an estimated federal research and development credit carryforward of approximately $220,000 and a state research and development credit carryforward of approximately $387,000.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2021	2020
Uncertain tax positions – January 1	$115,000	$101,000
Gross increases - current period tax positions	(2,000)	14,000
Uncertain tax positions – December 31, 2021	$113,000	$115,000

Included in the balance of uncertain tax positions at December 31, 2021 are $113,000 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $0 in the next twelve months due to statute of limitations expirations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2021. The Company’s 2021 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

The Company’s federal and state tax returns and tax returns it has filed in Costa Rica and the United Kingdom are open for review going back to the 2018 tax year.

NOTE 14 - INFORMATION CONCERNING INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company classifies its business operations into one segment, the Services & Support (“S&S”) segment.

Management has chosen to organize the enterprise and disclose reportable segments based on products and services. Intersegment revenues are eliminated upon consolidation. “Other” includes non-allocated corporate overhead costs. As a result of our treatment of Suttle and the E&S Segment as discontinued operations, “Other” includes amounts previously allocated to Suttle and the E&S Segment that do not meet the criteria to be included in income from discontinued operations.

Services & Support operates in the U.S. and primarily makes sales in the U.S. Consolidated sales to U.S. customers were approximately 98% and 99% of sales from continuing operations in 2021 and 2020 respectively. In 2021, no customers had sales greater than 10% of consolidated sales. In 2020, sales to one customer accounted for 54% consolidated sales. At December 31, 2021, Services & Support had one customer that made up 53% of consolidated accounts receivable. At December 31, 2020, Services & Support had one customer that made up 87% of consolidated accounts receivable.

Information concerning the Company’s operations in the various segments for the years ended December 31, 2021 and 2020 is as follows:

	Services &		Intersegment
	Support	Other	Eliminations	Total
2021
Sales	$7,483,000	$—	$(473,000)	$7,010,000
Cost of sales	4,576,000	—	—	4,576,000
Gross profit	2,907,000	—	(473,000)	2,434,000
Selling, general and
administrative expenses	2,906,000	4,722,000	(500,000)	7,128,000
Amortization expense	457,000	—	—	457,000
Transaction costs	—	2,347,000	—	2,347,000
Impairment loss	—	206,000	—	206,000
Restructuring expense	—	468,000	—	468,000
Operating (loss) income	(456,000)	(7,743,000)	27,000	(8,172,000)
Other income	12,000	6,000	—	18,000
(Loss) income from continuing operations before tax	$(444,000)	$(7,737,000)	$27,000	$(8,154,000)

Depreciation and amortization	$556,000	$266,000	$—	$822,000

Capital expenditures	$11,000	$24,000	$—	$35,000

Assets	$6,247,000	$13,827,000	$—	$20,074,000

	Services &		Intersegment
	Support	Other	Eliminations	Total
2020
Sales	$8,777,000	$—	$(697,000)	$8,080,000
Cost of sales	5,798,000	—	(35,000)	5,763,000
Gross profit	2,979,000	—	(662,000)	2,317,000
Selling, general and
administrative expenses	2,464,000	5,250,000	(662,000)	7,052,000
Amortization expense	205,000	—	—	205,000
Transaction costs	—	685,000	—	685,000
Operating income (loss)	310,000	(5,935,000)	—	(5,625,000)
Other (expense) income	(32,000)	964,000	—	932,000
Income (loss) from continuing operations before tax	$278,000	$(4,971,000)	$—	$(4,693,000)

Depreciation and amortization	$292,000	$516,000	$—	$808,000

Capital expenditures	$14,000	$155,000	$—	$169,000

Assets	$8,521,000	$47,062,000	$(27,000)	$55,556,000

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, are summarized below:

	December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$855,000	$—	$—	$855,000
Subtotal	855,000	—	—	855,000

Short-term investments:
Corporate Notes/Bonds	—	135,000	—	135,000
Subtotal	—	135,000	—	135,000

Long-term investments:
Corporate Notes/Bonds	—	2,769,000	—	2,769,000
Convertible Debt	—	—	250,000	250,000
Subtotal	—	2,769,000	250,000	3,019,000

Total	$855,000	$2,904,000	$250,000	$4,009,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$9,424,000	$—	$—	$9,424,000
Subtotal	9,424,000	—	—	9,424,000

Short-term investments:
Commercial Paper	—	700,000	—	700,000
Corporate Notes/Bonds	—	2,059,000	—	2,059,000
Subtotal	—	2,759,000	—	2,759,000

Long-term investments:
Corporate Notes/Bonds	—	5,605,000	—	5,605,000
Convertible Debt	—	—	605,000	605,000
Subtotal	—	5,605,000	605,000	6,210,000

Current Liabilities:
Accrued Consideration	—	—	(550,000)	(550,000)
Subtotal	—	—	(550,000)	(550,000)

Total	$9,424,000	$8,364,000	$55,000	$17,843,000

The estimated fair value of contingent consideration as of December 31, 2020 was $550,000, as noted above. The estimated fair value is considered a level 3 measurement because the probability weighted discounted cash flow methodology used to estimate fair value includes the use of significant unobservable inputs, primarily the contractual contingent consideration revenue targets and assumed probabilities. The Company paid the full amount of the contingent consideration during the first quarter of 2021 and there was no liability at December 31, 2021.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during 2021 and 2020.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based on that evaluation, as detailed below, management concluded that the Company’s disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal controls and procedures are effective.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING BOARD OF DIRECTORS

The following table sets forth information regarding the Company’s current directors including information regarding their principal occupations currently and for the preceding five years, as well as discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that such person should serve as director of CSI:

ROGER H.D. LACEY (71) served as CSI’s chief executive officer from February 2015 until November 30, 2020 and has served as the executive chairman of CSI board of directors since December 2018. He also assumed the additional role of interim chief executive officer on August 2, 2021 when then-CEO Anita Kumar’s employment was terminated in connection with the closing of the Company’s sale of its Electronics & Software Segment to Lantronix and Ms. Kumar was hired by Lantronix. Mr. Lacey has been a CSI director since 2008, served as board vice chair from September 2013 until December 2018 and interim chief executive officer from June 2014 until February 2015. Mr. Lacey was senior vice president of strategy and corporate development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s chief strategy officer and head of global mergers and acquisitions from 2000 to 2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as division vice president of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. Mr. Lacey is a board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm. He is a member of the board of governors for Opus Business School, University of St. Thomas; a visiting professor of strategy and corporate development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former vice chair of Abbott Northwestern Hospital Foundation. Mr. Lacey brings a unique perspective that combines familiarity with key telecommunication and data markets around the world combined with deep experience in strategic planning and business development.

RICHARD A. PRIMUTH (75) was elected as a director in October 2013 and serves as Chair of the Compensation Committee. Beginning January 1, 2018, Mr. Primuth began providing legal and business consulting services as an independent contractor. Prior thereto, for over 44 years, Mr. Primuth served as an attorney with the Minneapolis law firm of Lindquist & Vennum LLP, specializing in business law. He was a partner in this firm from 1977 until December 2011 when he became Of Counsel to the firm. Mr. Primuth’s business law practice was heavily focused on representing public and private corporations, securities offerings, mergers and acquisitions, and other complex business transactions. He served as the Company’s primary outside legal counsel from 1983 until he was elected to the Board in 2013. Upon being elected to the Board, he ceased providing any legal services to the Company. On December 31, 2017, Mr. Primuth retired from and ceased having any further association with Lindquist & Vennum LLP when it merged with and into Ballard Spahr LLP. The Board of Directors believes that Mr. Primuth’s significant experience in corporate governance, public offerings and other financings, capital markets, SEC compliance and reporting, mergers and acquisitions, spin offs, complex contract negotiations, and other business law areas, as well as his deep understanding of the Company, its history, markets and products, make him a significant resource as a Company director.

RANDALL D. SAMPSON (61) has been a director since 1999 and the Lead Independent Director since December 2018. He currently serves as Chair of the Audit & Finance Committee, and also is a member of the Compensation Committee. Mr. Sampson is the President, Chief Executive Officer, and a Board member of Canterbury Park Holding Corporation (“CPHC”), all positions he has held since 1994. CPHC is a public company based in Shakopee Minnesota that re-launched a failed pari-mutuel race track and stimulated the revival of Minnesota’s horse breeding and training industries. Under his leadership, the Canterbury Park Racetrack has become a unique, family-friendly venue for live horse races and other entertainment, as well as pari-mutuel and card club wagering. Before becoming one of the three co-founders of CPHC in 1994, and after graduating from college with a degree in accounting, Mr. Sampson worked for five years in the audit department of a large public accounting firm where he earned his CPA certification, subsequently gained experience as a controller of a private company, served as a chief financial officer of a public company and managed Sampson family interests in horse breeding and training. The challenging nature of Canterbury Park’s business has demanded from its CEO an entrepreneurial mindset, attention to expense control, continuous innovation in marketing, and attention to the needs of customers, which, along with other qualities, Mr. Sampson uniquely brings to the governance responsibilities of the CSI Board.

STEVEN C. WEBSTER (64) has served as a director since 2017. Since July 2013, Mr. Webster has served as Senior Fellow and Spencer Chair in Technology Management at the University of Minnesota. In this capacity, he teaches graduate classes in innovation for mid-career professionals and in business basics for graduate students in science and technology. From May 2005 to October 2012, Mr. Webster was Vice President of Research and Technology Commercialization for 3M Company’s Display and Graphics Business. In that role, he had responsibility for about 1,000 technical professionals worldwide, setting technology strategy and guiding key programs for a $4 billion global business. He directly led laboratories in Saint Paul, Minnesota; Austin, Texas; and Singapore. Over his 31-year career with 3M, Mr. Webster also held the executive position leading the global deployment of 3M Six Sigma; held R&D leadership roles in display technology, optical films, telecommunications, data storage and optical recording; and had business responsibility for fiber optics and test systems products in the 3M Telecom Systems Division. Prior to joining 3M, Mr. Webster was a Member of Technical Staff at Bell Laboratories in Holmdel New Jersey, from 1979 to 1981, where he worked on the first commercial fiber optics transmission system. Mr. Webster received a Master of Science in electrical engineering and computer science and a Bachelor of Science in electrical engineering from MIT in 1979. Mr. Webster currently serves on the Board of Directors and Executive Committee of the Guthrie Theater, and on the MIT Undergraduate Practice Opportunities Program Advisory Board. Mr. Webster brings deep experience in new product development, an understanding of telecommunications technology and business dynamics, expertise in the application of Six Sigma to improve business processes and significant executive level management skill, all qualities that strengthen the Board’s oversight of the Company’s businesses.

MICHAEL R. ZAPATA (43) has served as a director since June 2020. Mr. Zapata has served as Executive Chairman and President of Schmitt Industries, Inc. since December 2018, and as Chief Executive Officer of that company since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC, a value investing focused investment management firm (“Sententia”). Since its inception in 2012, Sententia has invested in deep value public equities in a concentrated portfolio. The firm employs a rigorous research process and attempts to engage constructively with management when appropriate. Prior to Sententia, Mr. Zapata served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need. Mr. Zapata’s background in, and knowledge of, operational execution and strategic planning, as well as his familiarity with small public companies and the challenges they face bring a good perspective to the Board.

CORPORATE GOVERNANCE AND BOARD MATTERS

General Information

Our Board is committed to sound and effective corporate governance practices. Our governance policies are consistent with applicable provisions of the rules of the SEC and the listing standards of the Nasdaq Capital Market (“Nasdaq”). We also periodically review our governance policies and practices in comparison to those suggested by authorities in corporate governance and the practices of other public companies. You can access the charter of our Audit & Finance Committee, the charter of our Compensation Committee, our Governance Guidelines and our Code of Ethics and Business Conduct by following links on the “Corporate Governance” page of our website http://commsystems.com.

The Board, Board Committees and Meetings

Meeting Attendance. Our Board meets regularly during the year to review matters affecting our Company and to act on matters requiring Board approval. Each of our directors is expected to make a reasonable effort to attend all meetings of the Board, applicable committee meetings and our annual meeting of shareholders. During 2021, the Board met thirty-one times. Each director attended at least 80% of the meetings of the Board and committees on which he or she served, and all directors attended the 2021 Annual Meeting of Shareholders, which was held virtually.

Board Committees. Our Board has established two standing committees: Audit & Finance and Compensation. Only non-employee, independent directors of the Board serve on these committees. Following is information about each committee:

Audit & Finance Committee. The Audit & Finance Committee is responsible for the engagement, retention and replacement of the independent registered public accounting firm, approval of transactions between the Company and a director or executive officer unrelated to service as a director or officer, approval of non-audit services provided by the Company’s independent registered public accounting firm, oversight of the Company’s internal controls and the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. The Company’s independent registered public accounting firm reports directly to the Audit & Finance Committee. The Audit & Finance Committee operates under a formal charter that is reviewed annually and was most recently revised on May 5, 2021. The current members of the Audit & Finance Committee are Randall D. Sampson (Chair), Steven C. Webster and Michael Zapata, each of whom is independent under applicable SEC Rules and Nasdaq listing standards. In addition, the Board has determined that Randall D. Sampson qualifies as the Committee’s financial expert. The Audit & Finance Committee met four times during 2021.

Compensation Committee. The Compensation Committee is responsible for the overall compensation strategy and policies of the Company; reviews and approves the compensation and other terms of employment of the Company’s chief executive officer and other executive officers, subject to final Board approval; oversees the establishment of performance goals and objectives for the Company’s executive officers; administers the Company’s incentive compensation plans, including the Company Employee Stock Purchase Plan; considers the adoption of other or additional compensation plans; and provides oversight and final determinations with respect to the Company’s 401(k) plan, employee stock ownership plan and other similar employee benefit plans. The Committee operates under a Board-approved charter that is reviewed annually and was most recently amended on December 8, 2020. The current members of the

Compensation Committee are Richard A. Primuth (Chair), Randall D. Sampson, and Steven C. Webster. Each Compensation Committee member is independent under Nasdaq standards. The Committee met four times in 2021.

In addition, at Board meetings and in separate meetings among themselves, Mr. Primuth, Mr. Sampson, Mr. Webster, and Mr. Zapata, the independent and non-employee members of the CSI board of directors, participate in the consideration of director nominees. See “Selecting Nominees for Election to the Board.”

The independent and non-employee members of the CSI board of directors, acting as a nominating committee and the Board continue to assess the Board’s strengths and may in the future recommend new persons for election to the Board of Directors.

Director Independence

The Board has adopted director independence guidelines that conform to the definitions of “independence” set forth in Section 301 of the Sarbanes-Oxley Act of 2002, Rule 10A-3 under the Securities Exchange Act of 1934 and listing standards of the Nasdaq Stock Market. In accordance with these guidelines, the Board has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that each of the following current directors qualifies as “independent” under Nasdaq listing standards: Richard A. Primuth, Randall D. Sampson, Steven C. Webster, and Michael Zapata.

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

Board Leadership

In December 2018, CSI’s Roger H.D. Lacey was named as the Executive Chairman of the CSI board of directors. Mr. Lacey continued to serve as Chief Executive Officer of CSI until December 1, 2020 when Anita Kumar was elected to the board and appointed Chief Executive Officer. Mr. Lacey also assumed the additional role of interim chief executive officer on August 1, 2021 when then-CEO Anita Kumar’s employment was terminated in connection with the closing of the E&S Sale Transaction and Ms. Kumar was hired by Lantronix. Effective August 1, 2021, Ms. Kumar also resigned from the CSI board of directors.

In connection with the December 2018 changes, Randall D. Sampson was named as the lead independent director and has continued to serve in that capacity.

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

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of the board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee during the last year.

INFORMATION REGARDING EXECUTIVE OFFICERS

Set forth below is biographical and other information for our current executive officers, including their ages as of March 1, 2022. Information about Roger H.D. Lacey, our Interim Chief Executive Officer and Executive Chair, may be found above in this Annual Report on Form 10-K under the heading “Information Regarding Directors.”

Name	Age	Position[1]
Mark D. Fandrich	60	Treasurer, Secretary and Chief Financial Officer [1]
Scott Fluegge	52	VP of IT and Digital Transformation [2]

1Mr. Fandrich was appointed Chief Financial Officer in August 2016. From July 2015 to August 2016, he served as Vice President of Finance of Suttle, Inc. From April 2004 to July 2015, he was Corporate Controller for The Bergquist Company, a global supplier of thermal interface material.

2Mr. Fluegge was appointed Vice President of IT and Digital Transformation in January 2021. Previously he became Vice President and General Manager of JDL Technologies in December 2011, and was named President and General Manager in September 2013. Prior to this, he was the Vice President of Workload Automation at GSS America / GSS Infotech / Infospectrum Consulting.

ITEM 11.    EXECUTIVE COMPENSATION

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2021 paid or potentially payable to the Named Executive Officers identified below under the Summary Compensation Table (“NEOs”).

For 2021, the Compensation Committee’s approach to compensation of the NEOs has been significantly impacted by the proposed Pineapple Merger Transaction and CSI’s related efforts to divest its assets, which have led to the E&S Sale Transaction.

Historically, the Compensation Committee’s approach in executive compensation have been:

•To align compensation with shareholder interests;

•To reward both annual and long-term financial performance;

•To provide pay opportunities comparable to opportunities at companies with which the Company competes for management talent; and

•To maintain internally fair and equitable compensation levels and practices.

Historically, the Company has generally structured its annual and long-term incentive compensation to be “performance-based.” In addition, when determining how much performance-based compensation should be paid in cash versus granting stock options or other awards payable in stock, the Compensation Committee has generally emphasized paying long-term compensation through equity awards.

Due to the pendency of the Pineapple Merger Transaction, the Compensation Committee did not change base salaries of the NEOs following the March 1, 2021 date of the merger agreement. Accordingly, the base salaries for the NEOs for 2021 were the same as in effect at the end of 2020.

Further, due to pendency of the Pineapple Merger Transaction, CSI did not adopt an annual bonus plan for 2021, pay discretionary bonuses for 2021, approve long-term incentive (LTI) awards under the Company’s Long Term Incentive Compensation Plan (the “LTI Plan”) for 2021, or grant stock options, restricted stock units or other equity awards to the NEOs in 2021 under the 2011 Executive Incentive Compensation Plan (the “2011 Plan”) or otherwise.

E&S Sale Transaction Impact on 2021 NEO Compensation

On August 2, 2021, CSI completed the E&S Sale Transaction. The closing of the E&S Sale Transaction constituted a “Change in Control” as defined in the 2011 Plan. As of the time of the closing of the E&S Sale Transaction, all of CSI’s outstanding equity incentive awards, consisting of stock options and restricted stock units (RSUs), were granted under the 2011 Plan. The closing of the E&S Sale Transaction also constituted as Change in Control under the LTI Plan and at the time of the closing, there were outstanding Incentive Awards under the LTI Plan that had been granted to the NEOs and other participants for the three-year performance period of 2019 to 2021 and the three-year performance period of 2020 to 2022 (collectively, the “LTI Awards”).

Kumar Separation and Severance Agreement

In connection with the closing of the E&S Sale Transaction, CSI entered into a separation and severance agreement dated August 1, 2021 with its Anita Kumar, CSI’s chief executive officer at that time and an NEO. The separation and severance agreement superseded the employment agreement between CSI and Ms. Kumar dated effective as of December 1, 2020 and the change in control agreement between CSI and Ms. Kumar effective as of December 8, 2020, which were each terminated. Under the separation and severance agreement, Ms. Kumar was paid a severance benefit equal to $140,000 or six months base salary, the same amount that would have been required under her employment agreement, in a lump sum. Ms. Kumar also will be paid a severance benefit equal to $329,784, the same amount that would have been required under her change in control agreement, over the 12-month period following the closing of the E&S Sale Transaction. Ms. Kumar delivered a general release of claims as required under the separation and severance agreement, which was a condition to the severance benefit. Under the separation and severance agreement, any remaining portion of the severance benefit of $329,784 would become payable in a lump if Ms. Kumar’s employment with Lantronix is terminated by Lantronix without cause or by Ms. Kumar for good reason, as those terms are defined in the separation and severance agreement, or if Ms. Kumar dies. Under the separation and severance agreement, any remaining portion of the severance benefit of $329,784 would be forfeited if Ms. Kumar’s employment with Lantronix is terminated by Lantronix for cause or by Ms. Kumar without good reason.

In connection with Ms. Kumar’s pending employment with Lantronix, CSI terminated the employment of Ms. Kumar and her position as a CSI officer and Ms. Kumar resigned as a CSI director effective August 1, 2021.

In connection with Ms. Kumar’s departure, Roger H.D. Lacey, then serving as Executive Chairman of the CSI board of directors, assumed the additional role of Interim Chief Executive Officer. CSI expects Mr. Lacey to continue in this role until the closing of the Pineapple Merger Transaction.

2011 Incentive Plan Awards

In order that all holders of Incentive Awards (as defined under the 2011 Plan) would receive the benefit of these Incentive Awards even though, as a condition of the E&S Sale Transaction, CSI was obligated to terminate the employment of these individuals immediately prior to the closing date and immediately prior to the Change in Control that occurred by virtue of the consummation of the E&S Sale Transaction, the Compensation Committee made determinations and approvals under the 2011 Plan consistent with its earlier approvals and determinations at the time CSI entered into the securities purchase agreement with Lantronix.

In accordance with the determinations and approvals of the Compensation Committee, effective on August 1, 2021, each Incentive Award granted and outstanding under the 2011 Plan and not otherwise forfeited or expired in accordance with its terms was fully vested and exercisable and any restrictions lapsed. After giving effect to such acceleration and vesting, on the August 2, 2021 closing date:

•All then-outstanding RSUs were settled by exchanging them for the equivalent number of shares of CSI’s common stock specified in the respective RSU award agreements, with the shares of CSI’s common stock issued on settlement of the RSUs being issued and outstanding as of the closing date.

•All then-outstanding stock options having an exercise price less than $7.15 per share, the Fair Market Value as defined in the 2011 Plan on the closing date, were settled by exchanging the options for a “net” number of shares of CSI’s common stock as if exercised on a net or cashless basis as provided in the 2011 Plan (for administrative convenience, rounded up to the next whole share), with the net shares of CSI’s common stock issued on settlement of these stock options being issued and outstanding as of the closing date.

•Following the disposition of the outstanding RSUs and stock options as described above, these Incentive Awards were terminated and cancelled as of the closing date.

•All then-outstanding stock options having an exercise price equal to or greater than $7.15 per share, the Fair Market Value on the closing date, were terminated and cancelled as of the closing date without any payment therefor.

•Any required tax withholding not otherwise satisfied in cash on the closing date is being satisfied by CSI reducing the shares otherwise issuable to the holder of the Incentive Award by that number of whole shares (rounded up to the nearest whole share) having a Fair Market Value equal to the amount of any tax withholding required.

Immediately prior to the closing date, there were outstanding under the 2011 Plan stock options to purchase 995,930 shares of CSI common stock and RSUs for 98,705 shares of CSI common stock. Immediately following the closing date, there were no equity incentive awards outstanding under the 2011 Plan or otherwise.

Immediately prior to the closing date, the NEOs held outstanding stock options set forth below. As described above, based on the $7.15 per share Fair Market Value, the options were vested and either (1) net exercised and terminated or (2) terminated and cancelled.

Named Executive Officer	Grant Date	Shares Granted	Unvested Shares	Shares Vested	Exercise Price
Roger H.D. Lacey	3/17/2015	22,655	—	22,655	$11.65
	4/3/2015	6,100	—	6,100	$11.09
	4/3/2015	18,850	—	18,850	$11.09
	5/21/2015	25,050	—	25,050	$11.05
	1/25/2016	16,667	—	16,667	$7.34
	3/15/2016	41,250	—	41,250	$6.85
	3/31/2017	15,456	—	15,456	$4.40
	3/31/2017	40,794	—	40,794	$4.40
	3/9/2018	61,875	15,469	46,406	$3.61
	12/12/2018	50,000	—	50,000	$2.55
	3/28/2019	7,500	3,750	3,750	$2.64
	5/6/2020	35,095	26,321	8,774	$5.39

Named Executive Officer	Grant Date	Shares Granted	Unvested Shares	Shares Vested	Exercise Price
Anita Kumar	5/6/2020	10,493	7,870	2,623	$5.39
	11/24/2020	25,000	18,750	6,250	$4.45

Named Executive Officer	Grant Date	Shares Granted	Unvested Shares	Shares Vested	Exercise Price
Mark Fandrich	8/29/2016	20,000	—	20,000	$5.72
	3/31/2017	19,900	—	19,900	$4.40
	3/9/2018	29,150	7,287	21,863	$3.61
	3/28/2019	12,660	6,330	6,330	$2.64
	5/6/2020	18,849	14,137	4,712	$5.39

Named Executive Officer	Grant Date	Shares Granted	Unvested Shares	Shares Vested	Exercise Price
Scott Fluegge	3/17/2015	15,732	—	15,732	$11.65
	3/15/2016	11,724	—	11,724	$6.85
	3/15/2016	8,900	—	8,900	$6.85
	5/25/2016	10,000	—	10,000	$6.55
	3/31/2017	10,621	—	10,621	$4.40
	3/9/2018	16,410	5,470	10,940	$3.61
	3/28/2019	8,752	4,376	4,376	$2.64
	5/6/2020	12,782	9,586	3,196	$5.39

Additionally, immediately prior to the closing date, the NEOs held outstanding RSUs as follows:

Named Executive Officer	RSUs
Roger H.D. Lacey	20,444
Anita Kumar	11,735
Mark Fandrich	16,250
Scott Fluegge	11,122

LTI Plan and Awards

The Compensation Committee also determined that all participants with outstanding LTI Awards would receive the benefit of these LTI Awards even though, as a condition of the E&S Sale Transaction, CSI was required to terminate the employment of certain of these participants immediately prior to the Closing Date and immediately prior to the Change in Control that occurred by virtue of the consummation of the E&S Sale Transaction.

In accordance with the authority granted to the Compensation Committee by the LTI Plan, the Compensation Committee determined that each participant with an LTI Award outstanding as of the day immediately prior to the closing date of the E&S Sale Transaction would receive an amount equal to the LTI Award amount pro-rated based upon the number of days elapsed from the commencement of the three-year performance period in respect of such LTI Award and the closing date.

The following table shows the aggregate amounts that were paid to the NEOs in respect of their respective LTI Awards:

Aggregate Amount of Payment
Named Executive Officer	for LTI Awards
Roger H.D. Lacey	$48,911
Anita Kumar	$14,479
Mark Fandrich	$44,876
Scott Fluegge	$30,792

Other Compensation

In addition to participating in Company-wide plans providing health, dental and life insurance on the same basis as all of our other U.S.-based employees, the NEOs receive other compensation in various forms, primarily the following:

•An annual contribution to the Company’s Employee Stock Ownership Plan and Trust (“ESOP”).

•An annual matching contribution of up to 50% of each executive’s personal contribution to the Company’s 401(k) Plan up to the first 6% of the personal contribution.

•A car allowance or company car.

•In individual, unique circumstances, additional compensation to support an overseas assignment or travel to a residence away from the Company’s offices.

The amount of this other compensation for our Named Executive Officers is presented in the column titled “All Other Compensation” under the “Summary of Executive Compensation Table” and the “Other Compensation Table.”

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation earned in 2021 and 2020 for services as executive officers, by Roger H.D. Lacey the Company’s Chief Executive Officer until November 30, 2020 and Interim Chief Executive Officer effective August 1, 2021, Anita Kumar, the Company’s Chief Executive Officer beginning December 1, 2020 until August 1, 2021, Mark Fandrich, the Company’s Chief Financial Officer, and the other most highly compensated executive officer of the Company in 2021 (together referred to as the “Named Executive Officers” or “NEOs”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
				Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (2)	($) (3)	($) (4)	Total ($)

Roger H.D. Lacey	2021	120,000	—	—	—	48,911	975,956	1,144,867
Executive Chair and Interim	2020	120,000	—	169,254	61,875	40,637	45,248	437,014
Chief Executive Officer (5)

Anita Kumar	2021	172,308	—	—	—	14,479	466,254	653,041
President and Chief Executive	2020	198,250	—	65,077	61,780	4,433	17,130	346,670
Officer (6)

Mark Fandrich	2021	265,860	—	—	—	44,876	484,316	795,052
Chief Financial Officer	2020	265,860	25,000	88,204	33,232	19,145	23,367	454,808

Scott Fluegge	2021	225,400	—	—	—	30,792	309,227	565,419
Vice President of Information	2020	225,363	—	61,214	22,536	48,180	19,349	376,642
Technology and Digital
Transformation

(1)Represents stock earned under the Company’s Annual Bonus Plan and Long-Term Incentive Plan (“LTI Plan”) for the year indicated. The values expressed represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and Item 402(r)(2)(iv) of Regulation S-K, using the assumptions discussed in Note 11, “Stock Compensation” in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2)The values expressed represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 and Item 402(r)(2)(iv) of Regulation S-K, using the assumptions discussed in Note 11, “Stock Compensation,” in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

(3)Represents amounts earned under the Company’s Short-Term Incentive plan for the year indicated. See “Non-Equity Incentive Plan Compensation Table” below.

(4)See “Other Compensation Table” below.

(5)Mr. Lacey was appointed as Interim Chief Executive Officer of the Company effective August 1, 2021.

(6)Ms. Kumar served as the Chief Executive Officer of the Company until August 1, 2021.

Non-Equity Incentive Plan Compensation Table

The following table provides a breakdown of information under the column “Non-Equity Incentive Plan Compensation” in the preceding Summary Compensation Table.

		Short-term Plans	Long-term Plans	Total
Name	Year	($)	($)	($)

Mr. Lacey	2021	—	48,911	48,911
	2020	—	40,637	40,637

Ms. Kumar	2021	—	14,479	14,479
	2020	—	4,433	4,433

Mr. Fandrich	2021	—	44,876	44,876
	2020	—	19,145	19,145

Mr. Fluegge	2021	—	30,792	30,792
	2020	33,810	14,370	48,180

Other Compensation Table

The following table provides a breakdown of information under the column “Other Compensation” above.

			Non-Elective		Acceleration of
		Contributions to	Contributions to		Stock Options
		Defined	CSI Defined		and Restricted
		Contribution Plan	Contribution Plan	Severance	Stock Units(1)	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)

Mr. Lacey	2021	—	5,843	—	938,363	31,750	975,956
	2020	8,550	7,630	—	—	29,068	45,248

Ms. Kumar	2021	—	4,333	241,342	197,584	22,995	466,254
	2020	7,522	7,522	—	—	2,086	17,130

Mr. Fandrich	2021	—	8,759	—	467,807	7,750	484,316
	2020	8,550	9,750	—	—	5,067	23,367

Mr. Fluegge	2021	—	9,131	—	292,346	7,750	309,227
	2020	7,141	7,141	—	—	5,067	19,349

(1)The amounts reported in this column represent the value of acceleration in connection with the closing of the E&S Sale Transaction of stock options and restricted stock units (RSUs) outstanding to our named executive officers under the 2011 Plan. The value of the unvested equity awards that would accelerate in connection with the closing of the E&S Sale Transaction is calculated as follows: (a) in the case of a CSI stock option, the product of (i) the excess, if any, of $7.15 (the value of a share of the CSI’s common stock on the closing date) over the exercise price per share of such stock option, multiplied by (ii) the number of shares of common stock subject to the unvested portion of such stock option; and (b) in the case of CSI RSU awards, the value of a share of the Company’s common stock ($7.15) multiplied by the number of shares of common stock subject to the RSU award.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2021.

2021 Options Exercised and Stock Vested

The following table shows the stock options, stock awards and restricted stock grants that vested during 2021 for the Named Executive Officers. The value realized upon exercise of the options and the shares represented by the vesting of the RSUs is based on the closing price of our stock on the exercise date and the vesting date, respectively.

	Option Awards		Stock Awards
	Number of shares	Value realized	Number of shares	Value realized
	acquired on exercise	on exercise	acquired on vesting	on vesting
Name	(#)	($)	(#)	($)

Mr. Lacey	251,970	711,954	32,955	226,409

Ms. Kumar	35,493	85,943	16,098	111,641

Mr. Fandrich	100,559	276,798	28,240	191,009

Mr. Fluegge	79,189	161,476	19,354	130,870

POTENTIAL PAYMENTS UNDER CHANGE OF CONTROL

As of December 31, 2021, we were a party to change of control agreements (“CIC Agreements”) with the following NEOs: Roger H.D. Lacey, Mark D. Fandrich and Scott Fluegge. The CIC Agreements provide for payment of severance compensation if there is a change in control of CSI and within 24 months following this change of control, there is either an involuntary termination of employment other than for cause, death, disability or retirement or a voluntary termination of employment for good reason (each a “Triggering Event”). The closing of the E&S Sale Transaction constituted a change of control under the CIC Agreements.

We did not terminate the employment of any of Messrs. Lacey, Fandrich or Fluegge at the time of the closing of the E&S Sale Transaction and these NEOs continue to be employed by us as of the date of this Annual Report on Form 10-K. We do not expect to terminate the employment of Roger H.D. Lacey, Mark Fandrich or Scott Fluegge as they are expected to continue to serve in roles following the closing of the Pineapple Merger Transaction.

The severance benefit is a specified multiple of the executive’s annual compensation at the date of the change of control, payable in a lump sum within 75 days following the date of the Triggering Event. The multiple of the executive’s annual compensation for our named executive officers is as follows: Mr. Lacey, 1.0 times; Mr. Fandrich, 1.5 times; and Mr. Fluegge, 1.0 times. Additionally, each executive will be entitled to receive medical and dental insurance and life insurance substantially in the form and expense to the executive as received by the executive on the date of the Triggering Event.

The CIC Agreements provide that the payments made to the executive will be one dollar less than the amount which would cause all payments to the executive (including payments to the executive which are not included in the CIC Agreement) to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. Executive officers are not entitled to any gross-up payment under CIC Agreements for such excise taxes.

The CIC Agreements include provisions requiring each executive to maintain confidentiality of information acquired during the period of employment, to refrain for a period of one year from competing with CSI or soliciting other CSI employees to leave their employment with us and to provide a release of all claims against CSI in exchange for the benefit paid pursuant to the CIC agreement.

Assuming a change of control occurred on December 31, 2021, the following table presents amounts potentially payable to each of the Named Executive Officers, without and with a corresponding Triggering Event. The cash amount set forth below is cash severance CSI would be obligated to pay the NEOs in the form of a single lump-sum cash payment pursuant to the CIC Agreement. As noted above, there were no outstanding equity awards as of December 31, 2021.

Name	Reason for Payment	Cash Severance ($)(1)	Partial Vesting of Incentive Awards ($)(2)	Vesting of Unvested Options(3)	Total ($)

Mr. Lacey	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	812,182	—	—	812,182

Mr. Fandrich	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	957,973	—	—	957,973

Mr. Fluegge	Change of Control without a Triggering Event	—	—	—	—
	Change of Control with Triggering Event	464,049	—	—	464,049

(1)

The amounts in this column reflect the amount of cash severance and benefits the Company would be obligated to pay these individuals in the form of a single lump-sum cash payment pursuant to their CIC Agreements.

(2)

The amounts in this column reflect the estimated value of unvested Incentive Awards under the Company’s LTI Plan at December 31, 2021 that would become payable upon the occurrence of a change in control. No unvested Incentive Awards were outstanding at December 31, 2021.

(3)

The amount in this column represents the value of options, restricted stock units or other equity awards assuming vesting upon a change in control at December 31, 2021. There were no equity awards outstanding at December 31, 2021.

DIRECTOR COMPENSATION

The 2021 compensation of non-employee directors was as follows: (i) each director was paid an annual cash retainer of $20,000; (ii) the two committee chairs were each paid an additional $7,500 in cash; (iii) each non-chair committee member was paid an additional $5,000 in cash; and (iv) each director was paid an additional $25,000 in lieu of receiving a stock option award in 2021.

The following table presents the 2021 cash and dollar value of stock options paid to each Company’s non-employee Board member.

	Fees Earned or	All Other
	Paid in Cash	Compensation (2)	Total
Name (1)	($)	($)	($)

Richard A. Primuth	52,500	172,608	225,108
Randall D. Sampson	57,500	119,083	176,583
Steven C. Webster	55,000	148,856	203,856
Michael Zapata	50,000	22,101	72,101

(1)

In addition to compensation as directors, the named directors serve in differing roles for which they receive separate compensation, including as a committee chair, committee member, and Board Secretary. See “The Board, Board Committees and Meetings” and “Board Leadership” above under “Corporate Governance.”

(2)

The amounts reported in this column represent the value of acceleration in connection with the closing of the E&S Sale Transaction of stock options and restricted stock units (RSUs) outstanding to our named executive officers under the 2011 Plan. The value of the unvested equity awards that would accelerate in connection with the closing of the E&S Sale Transaction is calculated as follows: (a) in the case of a CSI stock option, the product of (i) the excess, if any, of $7.15 (the value of a share of the CSI’s common stock on the closing date) over the exercise price per share of such stock option, multiplied by (ii) the number of shares of common stock subject to the unvested portion of such stock option; and (b) in the case of CSI RSU awards, the value of a share of the Company’s common stock ($7.15) multiplied by the number of shares of common stock subject to the RSU award.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The information included in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans, is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership of the Company’s common stock by (i) each person known by the Company to own of record or beneficially 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company identified in Item 11 under Executive Compensation of this Form 10-K and (iv) all executive officers and directors of the Company as a group, in each case based upon information available as of March 1, 2022 (unless otherwise noted). Percentage ownership is based on 9,720,627 shares of CSI common stock outstanding as of March 1, 2022. Unless otherwise stated, the address of each person is 10900 Red Circle Drive, Minnetonka, MN 55343.

	Number of Shares	Percent of
Name and Address of Beneficial Owner	Beneficially Owned (1)	Outstanding

GAMCO Investors, Inc. (2)
One Corporate Center
Rye, NY 10580-1435	1,434,884	14.8%

Renaissance Technologies LLC (3)
800 Third Avenue
New York, NY 10022	540,463	5.6%

Communications Systems, Inc.
Employee Stock Ownership Plan and Trust (4)	517,348	5.3%

Roger H.D. Lacey (5)(6)	168,521	1.7%

Mark D. Fandrich (6)	69,943	*

Scott Fluegge (6)	61,017	*

Anita Kumar (6)(7)	29,486	*

Richard A. Primuth (5)	50,270	*

Randall D. Sampson (5)(8)	1,252,499	12.9%

Steven C. Webster (5)	25,819	*

Michael R. Zapata (5)	3,091	*

All current executive officers and directors
as a group (8 persons)	1,664,511	17.1%

*Less than one percent

(1)There are no options, restricted stock units or other rights outstanding to any of the CSI directors or executive officers as of March 1, 2022.
Includes the following number of shares allocated to the accounts of the following participants in the CSI Employee Stock Ownership Plan and Trust (ESOP) as of March 1, 2022: Mr. Lacey, 9,630 shares; Mr. Fandrich, 8,141 shares; Mr. Fluegge, 11,110 shares; Ms. Kumar, 7,331 shares; and all current directors and executive offers as a group, 38,298 shares.

(2)Based on Amendment No. 21 to Schedule 13D filed on January 12, 2022 in which the reporting persons disclose the following beneficial ownership as of January 12, 2022: Gabelli Funds, LLC, 297,200 shares sole voting and dispositive power; GAMCO Asset Management Inc., 771,324 shares sole voting and dispositive power; Teton Advisors, Inc., 342,600 shares sole voting and dispositive power; MJG Associates, Inc., 8,760 shares sole voting and dispositive power; and Gabelli Foundation, Inc., 15,000 shares sole voting and dispositive power.

(3)Based on Amendment No. 3 to Schedule 13G filed by Renaissance Technologies LLC on February 11, 2022 reporting sole voting power over 540,463 shares and sole dispositive power over 630,983 shares as of December 31, 2021.

(4)Based on Amendment No. 8 to Schedule 13G filed by the CSI ESOP on February 14, 2022 reporting ownership as of December 31, 2021. Messrs. Roger H.D. Lacey, Randall D. Sampson and Mark D. Fandrich serve as Trustees of the CSI ESOP, and disclaim beneficial ownership of the shares held by the CSI ESOP, except for shares allocated to their respective accounts.

(5)Currently serves as a director of Communications Systems, Inc.

(6)Named executive officer of Communications Systems, Inc.

(7)Ms. Kumar’s employment was terminated effective August 1, 2021 in connection with the closing of the E&S Sale Transaction. Information based on Ms. Kumar’s Form 4 filed on August 5, 2021 and CSI records.

(8)Based on Amendment No. 1 to Schedule 13G filed on February 14, 2022 by Mr. Sampson reporting his beneficial ownership as of December 31, 2021, as well as CSI records. As of March 1, 2022, Mr. Sampson has or shares voting and dispositive power over: (i) 51,205 shares of common stock owned by Mr. Sampson individually; (ii) 25,349 shares of common stock owned jointly by Mr. Sampson and his spouse; (iii) 380,370 shares of common stock held by the Marian Arlis Sampson Revocable Trust, of which Mr. Sampson is the sole trustee; (iv) 37,722 shares of common stock held by the Marian Sampson IRA, of which Mr. Sampson is an attorney-in-fact authorized to act alone and Ms. Sampson retains authority to act on behalf of the Marian Sampson IRA; (v) 681,334 shares of common stock held by Sampson Family Real Estate Holdings, LLC, of which Mr. Sampson is the sole manager; and (vi) 76,519 shares of common stock held by the Sampson Family Foundation, a charitable foundation of which Mr. Sampson is one of five directors. The two officers of the Sampson Family Foundation have the authority to vote and dispose of the shares of common stock held by the Sampson Family Foundation. Mr. Sampson is not an officer of the Sampson Family Foundation. Mr. Sampson disclaims beneficial ownership of all of the shares of CSI common stock except those shares he holds individually or jointly with his spouse. Mr. Sampson is not a participant in the CSI ESOP.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of 2021, we have not entered into any transaction and there are no currently proposed transactions, in which CSI was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of CSI’s total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

The Company’s Board has adopted Governance Guidelines that include provisions with respect to conflicts of interest. These Guidelines describe “conflict of interest” as a situation in which a director’s personal interest, including an immediate family member interest, is adverse to, or may appear to be adverse to, the interests of the Company. The Guidelines provide that any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company, must be disclosed promptly to the Chief Executive Officer, the Chairman, and the Company’s primary legal counsel.

If the Company wishes to proceed with a transaction involving a potential conflict of interest, the Board would intend to seek prior approval from the Audit & Finance Committee to ensure the transaction is beneficial to the Company and the terms of the transaction are fair to the Company.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly US, LLP for professional service for the year ended December 31, 2021 and 2020.

Fee Category	2021	2020

Audit Fees	$288,516	$204,400
Audit-Related Fees	31,500	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$320,016	$204,400

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

Audit & Finance Committee Pre-approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit & Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services. All of the services described above for 2021 and 2020 were pre-approved by the Audit & Finance Committee before Baker Tilly US, LLP was engaged to render the services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Communications Systems, Inc. and subsidiaries appear at pages 31 to 58 herein:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2021 and 2020

•Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021

•Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

•Notes to Consolidated Financial Statements

(a) (2)Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3)Exhibits

Regulation S-K
Reference		Title of Document	Location
2.1	#	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K dated March 1, 2021.
2.2	#	Asset Purchase Agreement dated March 11, 2020, by and among Oldcastle Infrastructure, Inc., Suttle, Inc. and Communications Systems, Inc.	Filed as Exhibit 10.1 to Form 8-K dated March 11, 2020.
3.1		Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2014.
3.2		Bylaws, as amended through April 10, 2020	Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended March 31, 2020.
4.1		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
4.2		Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc.	Filed as Exhibit 4.1 to the Registration Statement on Form S-3 filed on February 22, 2022 (SEC File No. 333-262893).
4.3		Form of Communications Systems, Inc. Warrant to be issued to the PIPE Investors	Filed as Exhibit 4.2 to the Form 8-K dated September 14, 2021.
4.4		Registration Rights Agreement between Communications Systems, Inc. and PIPE Investors	Filed as Exhibit 4.3 to the Form 8-K dated September 14, 2021.
10.1	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.
10.2	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.
10.3	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 14, 2012 and incorporated herein by reference.
10.4	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
10.5	*	1990 Employee Stock Purchase Plan, as amended May 21, 2015	Filed as Appendix B to the Proxy Statement dated April 10, 2015 for the 2015 Annual Meeting of Shareholders and incorporated herein by reference.

10.6	*	Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.
10.7		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K dated March 1, 2021.
10.8		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K dated September 14, 2021.
10.9		Form of Contingent Value Rights Agreement (December 16, 2021)	Filed as Exhibit 10.1 to the Form 8-K dated December 16, 2021.
10.1		Form of Lock-up Agreement by and among Communications Systems, Inc., certain directors, officers and shareholders of Communications Systems, Inc., and the PIPE Investors	Filed as Exhibit 10.2 to the Form 8-K dated June 28, 2021.
10.11	#	Asset Purchase Agreement dated March 1, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.13 to Registration Statement on Form S-4 filed on November 12, 2021 (File No. 333-260999)
10.12		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 (File No. 333-260999)
10.13		Working Capital Loan and Security Agreement dated as of January 8, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.15 to Registration Statement on Form S-4 filed on November 12, 2021 (File No. 333-260999)
10.14	*	Employment Agreement dated February 10, 2021 by and between Pineapple Energy LLC and Kyle Udseth.	Filed as Exhibit 10.17 to Registration Statement on Form S-4 filed on November 12, 2021 (File No. 333-260999)
10.15	#

Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.

Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 (File No. 333-260999)
10.16	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 (File No. 333-260999)
10.17		First Amendment to Working Capital Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.20 to Registration Statement on Form S-4/A filed on January 26, 2022 (File No. 333-260999)
10.18		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Lake Street Solar LLC.	Filed as Exhibit 10.21 to Registration Statement on Form S-4/A filed on January 26, 2022 (File No. 333-260999)
10.19		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Hercules Capital, Inc.	Filed as Exhibit 10.22 to Registration Statement on Form S-4/A filed on January 26, 2022 (File No. 333-260999)
21		Subsidiaries of the Registrant	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.
24		Power of Attorney	Included in signatures at page 82.
31.1		Certification of Chief Executive Officer	Filed herewith.
31.2		Certification of Chief Financial Officer	Filed herewith.
32		Certification under USC § 1350	Filed herewith.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. CSI agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Communications Systems, Inc
	By	/s/ Roger H.D. Lacey
Roger H.D. Lacey
Date: March 14, 2022		Interim Chief Executive Officer

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

Signature	Title	Date

/s/Roger H.D. Lacey	Interim Chief Executive Officer (Principal Executive	March 14, 2022
Roger H.D. Lacey	Officer), Executive Chair of the Board, Director
/s/Mark D. Fandrich	Chief Financial Officer (Principal	March 14, 2022
Mark D. Fandrich	Financial Officer)
/s/Kristin A. Hlavka	Corporate Controller (Principal Accounting Officer)	March 14, 2022
Kristin A. Hlavka
/s/Randall D. Sampson	Director	March 14, 2022
Randall D. Sampson
/s/Richard A. Primuth	Director	March 14, 2022
Richard A. Primuth
/s/Steven C. Webster	Director	March 14, 2022
Steven C. Webster
/s/Michael R. Zapata	Director	March 14, 2022
Michael R. Zapata