Form 10-Q
period 2022-03-31
Pineapple Energy Inc.
filed 2022-05-23
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______to  _____

Commission File Number: 001-31588

PINEAPPLE ENERGY INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-0957999
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

10900 Red Circle Drive, Minnetonka, MN	55343
(Address of principal executive offices)	(Zip Code)

(952) 996-1674

Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	PEGY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 15, 2022	7,435,586

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31	December 31
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$5,750,143	$18,966
Restricted cash	3,969,096	—
Investments	786,787	—
Trade accounts receivable, less allowance for
doubtful accounts of $59,000 and $0, respectively	2,804,070	—
Inventories, net	1,625,666	—
Prepaid income taxes	3,374	—
Other current assets	960,688	—
Current assets held for sale	6,566,855	—
TOTAL CURRENT ASSETS	22,466,679	18,966
PROPERTY, PLANT AND EQUIPMENT, net	298,895	—
OTHER ASSETS:
Investments	2,302,395	—
Goodwill	15,776,014	—
Operating lease right of use asset	127,902	—
Intangible assets, net	18,778,947	2,780,270
Other assets, net	41,139	—
TOTAL OTHER ASSETS	37,026,397	2,780,270
TOTAL ASSETS	$59,791,971	$2,799,236
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,922,795	$2,233,371
Accrued compensation and benefits	797,473	307,828
Operating lease liability	93,721	—
Other accrued liabilities	8,904	—
Working capital note payable	—	350,000
Dividends payable	506,212	—
Deferred revenue	114,277	—
Contingent value rights	6,566,855	—
TOTAL CURRENT LIABILITIES	11,010,237	2,891,199
LONG-TERM LIABILITIES:
Loan payable and related interest	974,460	6,194,931
Related party payables	—	2,350,000
Operating lease liability	39,122	—
Deferred revenue	68,729	—
Contingent consideration	4,684,000	—
Contingent value rights	11,710,375	—
TOTAL LONG-TERM LIABILITIES	17,476,686	8,544,931
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 32,000 and 0 shares issued and outstanding, respectively	32,000	—
Common stock, par value $0.05 per share; 37,500,000 shares authorized;
7,435,586 and 3,074,998 shares issued and outstanding, respectively	371,779	153,750
Additional paid-in capital	41,538,864	(53,750)
Accumulated deficit	(10,620,528)	(8,736,894)
Accumulated other comprehensive loss	(17,067)	—

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	31,305,048	(8,636,894)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,791,971	$2,799,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2022	2021
Sales	$318,800	$—
Cost of sales	223,668	—
Gross profit	95,132	—
Operating expenses:
Selling, general and administrative expenses	297,272	231,227
Amortization expense	357,463	357,324
Transaction costs	968,505	168,445
Total operating expenses	1,623,240	756,996
Operating loss	(1,528,108)	(756,996)
Other expenses:
Investment and other income (expense)	(5,144)	—
Interest and other expense	(350,382)	(311,413)
Other expense, net	(355,526)	(311,413)
Operating loss before income taxes	(1,883,634)	(1,068,409)
Income tax expense	—	—
Net loss	(1,883,634)	(1,068,409)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(17,067)	—
Total other comprehensive loss	(17,067)	—
Comprehensive loss	$(1,900,701)	$(1,068,409)

Basic net loss per share:	$(0.58)	$(0.35)
Diluted net loss per share:	$(0.58)	$(0.35)

Weighted Average Basic Shares Outstanding	3,231,461	3,074,998
Weighted Average Dilutive Shares Outstanding	3,231,461	3,074,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2022

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(1,883,634)	—	(1,883,634)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,688	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC asset acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Other comprehensive loss	—	—	—	—	—	—	(17,067)	(17,067)
BALANCE AT MARCH 31, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(10,620,528)	$(17,067)	$31,305,048

For the Three Months Ended March 31, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2020	3,074,998	$153,750	$(153,750)	$(2,501,344)	$—	$(2,501,344)
Net loss	—	—	—	(1,068,409)	—	(1,068,409)
BALANCE AT MARCH 31, 2021	3,074,998	$153,750	$(153,750)	$(3,569,753)	$—	$(3,569,753)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,883,634)	$(1,068,409)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	358,582	357,324
Interest and accretion expense	336,405	313,369
Changes in assets and liabilities:
Trade accounts receivable	(90,753)	—
Inventories	85,164	—
Other assets, net	292,141	—
Accounts payable	(2,532,508)	116,423
Accrued compensation and benefits	(503,595)	62,196
Other accrued liabilities	(47,367)	—
Accrued interest	(1,056,876)	—
Net cash used in operating activities	(5,042,441)	(219,097)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(245)	—
Acquisition of business, net of cash acquired	(10,256,865)	—
Proceeds from the sale of property, plant and equipment held for sale	—	344,918
Proceeds from the sale of investments	49,194	—
Net cash (used in) provided by investing activities	(10,207,916)	344,918
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	150,000	50,000
Payments against loan payable principal	(4,500,000)	—
Payments related to equity issuance costs	(2,699,370)	—
Proceeds from the issuance of preferred stock upon closing of private placement	32,000,000	—
Net cash provided by financing activities	24,950,630	50,000
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,700,273	175,821
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,966	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,719,239	$175,821

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,070,853	$542
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for conversion of related party payables	2,350,000	—
Issuance of common stock for conversion of working capital note payable	500,000	—
Issuance of common stock for the acquisition of HEC and E-Gear	12,781,234	—
Effect of reverse capitalization	1,594,779	—
Operating right of use assets obtained in exchange for lease obligations	127,902	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Description of Business

Pineapple Energy Inc. (formerly Communications Systems, Inc. and Pineapple Holdings, Inc.) (“PEGY”, “we” or the “Company”), was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of that certain Agreement and Plan of Merger dated March 1, 2021, as amended by an Amendment No. 1 to Merger Agreement dated December 16, 2021 (collectively the “merger agreement”), by and among the Company, Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company, Lake Street Solar LLC as the Members’ Representative, and Randall D. Sampson as the Shareholders’ Representative, pursuant to which Merger Sub merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and commenced doing business using the Pineapple name, and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

In addition, on March 28, 2022 and immediately prior to the closing of the merger, Pineapple Energy completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”). Subsequent to these transactions, the Company will operate in two distinct business segments – the Solar segment, which consists of the residential and commercial solar businesses of Pineapple Energy, HEC, and E-Gear and the IT Solutions & Services segment, which consists of the solutions services business of legacy Communications Systems, Inc (“CSI”).

The Company is a growing domestic operator and consolidator of residential solar, battery storage, and grid service solutions. The Company’s focus is acquiring and growing leading local and regional solar, storage and energy service companies nationwide, which commenced with the Pineapple Energy’s acquisitions of certain assets of Horizon Solar Power and Sungevity in December 2020. Through the Company’s HEC business, the Company also operates as a recognized solar integrator, dedicated to providing affordable energy solutions in Hawaii with its offerings of solar panels, communication filters, web monitoring systems, batteries, water heating systems, and other related products that help residential and commercial users reduce electric costs and earn tax credits related to installing renewable energy systems. The Company’s E-Gear business is a renewable energy innovator that offers proprietary patented and patent pending edge-of-grid energy management and storage solutions that offer intelligent and real-time adaptive control, flexibility, visibility, predictability and support to energy consumers, energy service companies, and utilities.

Through the Company’s legacy CSI subsidiaries, JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”), the Company provides technology solutions, including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment, and designs, develops and sells SD-WAN (software-designed wide-area network) solutions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Pineapple Energy’s audited financial statements and notes thereto for the year ended December 31, 2021 included on Form 8-K/A, as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022. The accompanying condensed balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 8-K/A. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Impact of the Merger

The Company accounted for the March 28, 2022 merger as a reverse recapitalization whereby it was determined that Pineapple Energy was the accounting acquirer and CSI was the accounting acquiree. This determination was primarily based on:

•Former Pineapple Energy stockholders having the largest voting interest in the Company following the merger;

•The implied enterprise value of Pineapple Energy in the merger was well in excess of the market capitalization of CSI prior to the merger;

•At the Closing, the board of directors of the Company was fixed at seven members, two of which were selected by CSI and five of which were selected by Pineapple Energy;

•Pineapple Energy’s Chief Executive Officer serves as the Chief Executive Officer of the Company subsequent to the merger;

•The post-combination company assumed the “Pineapple Energy” name; and

•The Company expects to dispose of the pre-existing CSI headquarters and its legacy subsidiaries, JDL and Ecessa and will continue Pineapple Energy operations in Hawaii.

Accordingly, for accounting purposes, the merger was treated as the equivalent of Pineapple Energy issuing stock for the net assets of CSI, accompanied by a recapitalization.

While CSI was the legal acquirer in the merger, because Pineapple Energy was determined to be the accounting acquirer, the historical financial statements of Pineapple Energy became the historical financial statements of the combined company upon the consummation of the merger. As a result, the financial statements included in the accompanying condensed consolidated financial statements reflect (i) the historical operating results of Pineapple Energy prior to the merger; (ii) the consolidated results of legacy CSI, Pineapple Energy, HEC, and E-Gear following the closing of the merger; (iii) the assets and liabilities of Pineapple Energy at their historical cost; (iv) the assets and liabilities of CSI, HEC and E-Gear at fair value as of the merger date in accordance with ASC 805, Business Combinations, and (v) the Company’s equity structure for all periods presented.

In connection with the merger transaction, we have converted the equity structure for the periods prior to the merger to reflect the number of shares of the Company’s common stock issued to Pineapple Energy’s members in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Pineapple Energy member units prior to the merger have been retroactively converted by applying the exchange ratio established in the merger agreement.

PIPE Transaction

On March 28, 2022, following the closing of the merger, the Company closed on a $32.0 million private investment in public entity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $13.60 per share into the Company’s common stock, together with five year warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of the HEC Asset Acquisition, to repay $4.5 million ($5.6 million including interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of the term loan payable and related assets at the date of acquisition, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The restricted cash and cash equivalents on the balance sheet as of March 31, 2022 are funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of March 31, 2022 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

Accounts Receivable, Net

Accounts receivable are recorded at their net realizable value and are not collateralized. Accounts receivable include amounts earned less payments received and allowances for doubtful accounts. Management continually monitors and adjusts its allowances associated with the Company’s receivables to address any credit risks associated with the accounts receivable and periodically writes off receivables when collection is not considered probable. The Company does not charge interest on past due accounts. When uncertainty exists as to the collection of receivables, the Company records an allowance for doubtful accounts and a corresponding charge to bad debt expense.

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Definite lived intangible assets, consisting primarily of trade names, technology, and customer relationships are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is not amortized but is tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value, determined as the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is comprised of unrealized losses on debt securities.

Revenue Recognition

Within the Company’s Solar segment, revenue is recognized when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. The Company sells solar power systems under construction and development agreements to residential and commercial customers. The completed system is sold as a single performance obligation. For residential contracts, revenue is recognized at the point-in-time when the systems are placed into service. Any advance payments received in the form of customer deposits are recorded as contract liabilities. Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenue from commercial contracts are recognized as work is performed based on the estimated ratio of costs incurred to date to the total estimated costs at the completion of the performance obligation.

The Company also arranges for solar power systems to be installed for residential customers by a third party, for which it earns a commission upon the end customer’s acceptance of the installation. As there are more than two parties involved in the sales transaction, the Company has determined it has an agent relationship in the contracts with these customers, due to the fact that the Company is not primarily responsible for fulfilling the promise to provide the installation of solar arrays to the Customer, the Company does not have inventory risk and has only limited discretion in pricing. Accordingly, the Company has determined that revenue under these arrangements should be recognized on a net basis.

Within the Company’s IT Solutions & Services segment, revenue is recognized over time for managed services and professional services (time and materials (“T&M”) and fixed price) performance obligations. This segment’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its IT Solutions & Services segment that are recognized at a point in time which include resale of third-party hardware and software, installation services, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the agreed upon shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case-by-case basis to determine if revenue should be recognized over time or at a point in time. See Note 4, Revenue Recognition, for further discussion regarding revenue recognition.

Gross Excise Tax

The State of Hawaii imposes a gross receipts tax on all business operations done in Hawaii.

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are common shares that would result from the conversion of the Series A preferred shares, stock options, warrants and shares associated with the long-term incentive compensation plans. Due to the net loss in the first three months ended March 31, 2022 and 2021, there was no dilutive impact from outstanding preferred shares, options, warrants or unvested shares. The Company calculates the dilutive effect of outstanding options and unvested shares using the treasury stock method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both March 31, 2022 and 2021. Convertible shares and warrants totaling 32,000 and 2,353,936, respectively, would have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2022 because the exercise price was greater than the average market price of common stock during the period.

Accounting Standards Issued

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2021-08 on our consolidated financial statements.

Accounting Standards Adopted

In August 2020, FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock and amend the guidance for the derivative scope exception for contracts in an entity’s own equity.  Convertible instruments that continue to be subject to separation models are a) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and b) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.  The reduction of accounting models is intended to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users.  The amendments to the derivative scope exception guidance a) removes the following conditions from the settlement guidance: settlement in unregistered shares, collateral, and shareholder rights; b) clarifies that penalty payments do not preclude equity classification within the settlement guidance in the situation where there is a failure to timely file; c) requires instruments that are required to be classified as an asset or liability under ASC 815-40-15-8A to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements; d) clarifies that the scope of the disclosure requirements in ASC 815-40-50 applies only to freestanding instruments, not embedded features; and e) clarifies that the scope of the reassessment guidance in ASC 815-40-35 on subsequent measurement applies to both freestanding instruments and embedded features.  The amendment to this guidance is intended to reduce form-over-substance-based accounting conclusions.  The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  The Company adopted this update as of January 1, 2022 and has incorporated this guidance in our evaluation of the accounting for our warrants, which are classified as equity in our condensed consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

CSI Merger

On March 28, 2022, the Company and Pineapple Energy consummated the transactions contemplated by the merger agreement. At the Closing, each member unit of Pineapple Energy that was issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive the Company’s common stock. The Company issued an aggregate of 5,006,245 shares of its common stock, which is inclusive of common shares issued to HEC and E-Gear owners as discussed further below. The purpose of the merger was to provide a path to allow the Company to deliver value to its legacy shareholders through a combination of (i) the opportunity for the legacy CSI shareholders to receive an attractive return from dividends or distributions of the net proceeds from the divestiture of the

Company’s pre-merger operating and non-operating assets and properties, and (ii) the opportunity for the legacy CSI shareholders, through ownership of the Company’s common stock following the merger, to participate in the potential growth of the combined company’s residential solar, battery storage, and grid services solutions business.

The Company accounted for the merger as a reverse recapitalization whereby it was determined that Pineapple Energy was the accounting acquirer and CSI was the accounting acquiree. Refer to Note 2, Summary of Significant Accounting Policies, for further details. The accompanying condensed consolidated financial statements and related notes reflect the historical results of Pineapple Energy prior to the merger and do not include the historical results of CSI prior to the consummation of the merger.

As a result of the reverse merger, the acquired assets and assumed liabilities of CSI were remeasured and recognized at fair value as of the acquisition date. The total purchase price represents the fair value of the Company common stock held by legacy CSI shareholders at the time of the merger (2,429,341 shares of common stock). The fair value of this purchase consideration was $19,872,000 using the publicly traded Company stock price at the merger date, which is allocated at the merger date between the liability associated with the Company’s obligation to pay legacy CSI shareholders cash as part of the contingent value rights (“CVRs”) discussed below and equity based on their respective fair values (Level 3 fair values).

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,000, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability will be adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. The assets and liabilities of CSI were recorded within the IT Solutions & Services segment and reporting unit as of the merger date at their respective fair value.

The purchase price allocation for the merger is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$1,920,000
Investments	3,155,000
Accounts receivable	1,821,000
Inventory	139,000
Other assets	1,316,000
Property, plant, and equipment	118,000
Current assets held for sale	6,567,000
Intangible assets	2,556,000
Goodwill	5,989,000
Total assets	23,581,000

Accounts payable	2,547,000
Accrued expenses	1,013,000
Deferred revenue	149,000
Total liabilities	3,709,000

Net assets acquired	$19,872,000

The identifiable intangible assets from the merger are definite-lived assets. These assets include trade names, developed technology, and customer relationships and have a provisional weighted average amortization period of four years. Goodwill recorded as part of the purchase price allocation is not tax deductible. The trade name preliminary fair values were determined using the relief-from-royalty method, an income approach, which included the following significant assumptions: projected revenue by business, royalty rate, income tax rate, and discount rate. The preliminary fair values of the developed technology associated with the Ecessa business and customer relationships associated with the JDL business were determined using the multiple period excess-earnings method, an income approach, which included the following significant assumptions: projected Ecessa revenues, obsolescence factor, margins, depreciation, contributory asset charges, discount rates, and income tax rates. The preliminary fair value of the customer relationships associated with the Ecessa business was determined using the distributor method, an income approach, which included the following significant assumptions: projected Ecessa revenue, customer attrition, margins, contributory asset charges, discount rates, and income tax rates.

The initial accounting for the acquired assets and liabilities is incomplete due to the timing of the closing of the merger in proximity to the quarter-end and is expected to be finalized during the twelve-month post-closing measurement period. The areas of the purchase price allocation that are not yet finalized for the merger include the valuation of intangible assets and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The merger included the acquisition of current assets held for sale related to CSI’s company headquarters building located in Minnetonka, Minnesota, pursuant to a purchase agreement entered into with Buhl Investors LLC on November 18, 2021. The agreement was further amended on February 15, 2022, April 11, 2022 and April 26, 2022, to allow for additional time to complete due diligence. The assets are recorded at the purchase price of $6,800,000 less the costs to sell the building. These assets were recorded as held for sale as the Company expects to close on the sale in the second or third quarter of 2022.

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the quarter ended March 31, 2022, which included $87,000 of revenue and a net loss of $36,000.

HEC Asset Acquisition

On March 28, 2022, immediately prior to the closing of the merger, Pineapple Energy completed its acquisition of substantially all of the assets of HEC and E-Gear and assumed certain liabilities of HEC and E-Gear pursuant to the Asset Purchase Agreement dated March 1, 2021, as amended by Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021, by and among Pineapple Energy as Buyer, HEC and E-Gear as Sellers, and Steve P. Godmere, as representative for the Sellers. This acquisition is an expansion in the residential solar market and is a strategic start to the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. At the closing of this acquisition, Pineapple Energy issued 6,250,000 Class B units, which upon the closing of the merger were converted into 1,562,498 shares of the Company’s common stock, with a fair value of $12,781,000 using the publicly traded stock price at the merger date. The sellers received $12,500,000 in initial cash consideration, less $108,000 in estimated working capital adjustments, bringing the aggregate purchase price to $25,173,000, with cash acquired totaling $216,000.

The assets and liabilities of HEC and E-Gear were recorded within the Solar segment as of the merger date at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$216,000
Accounts receivable	892,000
Inventory	1,572,000
Other assets	108,000
Property, plant, and equipment	182,000
Intangible assets	13,800,000
Goodwill	9,787,000
Total assets	26,557,000

Total liabilities	1,384,000

Net assets acquired	$25,173,000

The identifiable intangible assets from the HEC Asset Acquisition are definite-lived assets. These assets include a trade name and developed technology and have a weighted average amortization period of seven years. Goodwill recorded as part of the purchase price allocation is tax deductible. The fair value of the acquired identifiable intangible assets is provisional depending on the final valuation of those assets. The developed technology preliminary fair values were determined using the relief-from-royalty method, an income approach, which included the following significant assumptions: projected revenue, obsolescence, royalty rate, income tax rate, and discount rate. The preliminary fair values of the trade names were determined using the multiple period excess-earnings method, an income approach, which included the following significant assumptions: projected revenues, estimated probability of continued used of tradenames, margins, depreciation, contributory asset charges, discount rates, and income tax rates.

The initial accounting for the acquired assets and liabilities is incomplete due to the timing of the closing of the acquisition in proximity to the quarter-end and is expected to be finalized during the twelve-month post-closing measurement period. The areas of the purchase price allocation that are not yet finalized for the HEC Asset Acquisition include the valuation of intangible assets and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the quarter ended March 31, 2022, which included $221,000 of revenue and net income of $19,000.

Transaction costs related to the merger and HEC Asset Acquisition totaled $969,000 and $168,000 incurred by Pineapple Energy during the three months ended March 31, 2022 and 2021, respectively, and were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger and HEC Asset Acquisition as of January 1, 2021. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $531,000 and $537,000 and excludes transaction costs totaling $2,699,000 and $1,041,000 for the three months ended March 31, 2022 and 2021, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended March 31
	2022	2021
Net revenue	$5,525,000	$4,463,000
Net loss	(2,556,000)	(3,164,000)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity as of March 31, 2022.

The milestone for the second tranche of the Merger Earnout Shares is triggered upon the volume weighted average price (“VWAP”) of the Company’s common stock equaling or exceeding $24.00 for 30 consecutive trading days within 24-months of the merger closing. The milestone for the third tranche of the Merger Earnout Shares is triggered upon the VWAP of the Company’s common stock equaling or exceeding $32.00 for 30 consecutive trading days within 24-months of the merger closing. Under the second or third tranches, the number of shares of Company common stock to be issued is also affected by whether the Company has disposed or sold certain assets of its business within 24 months of the merger closing date, which could ultimately impact whether 1.0 million or 1.25 million shares of the Company’s common stock are issued under each tranche.

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million, which is presented in the condensed consolidated balance sheet as of March 31, 2022 as a long-term liability. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregate our revenues for the three months ended March 31, 2022. There were no revenues during the three months ended March 31, 2021.

The Solar segment classifies its revenue by type as follows:

Solar Revenue by Type
Three Months Ended March 31
2022
Residential contracts	$222,000
Commission revenue	10,000
$232,000

The IT Solutions & Services segment classifies its revenue by customer group and type as follows:

IT Solutions & Services Revenue by Customer Group
Three Months Ended March 31
2022
Financial	$23,000
Healthcare	12,000
Other commercial clients	52,000
$87,000

IT Solutions & Services Revenue by Type
Three Months Ended March 31
2022
Project & product revenue	$46,000
Services & support revenue	41,000
$87,000

NOTE 5 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of March 31, 2022. There were no restricted cash equivalents or investments as of December 31, 2021.

March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$682,000	$—	$—	$682,000	$682,000	$—	$—
Subtotal	682,000	—	—	682,000	682,000	—	—

Investments:
Corporate Notes/Bonds	2,895,000	—	(56,000)	2,839,000	—	787,000	2,052,000
Subtotal	2,895,000	—	(56,000)	2,839,000	—	787,000	2,052,000

Total	$3,577,000	$—	$(56,000)	$3,521,000	$682,000	$787,000	$2,052,000

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2022:

	Amortized Cost	Estimated Market Value
Due within one year	$797,000	$787,000
Due after one year through five years	2,098,000	2,052,000
	$2,895,000	$2,839,000

As part of the merger, the Company acquired an investment totaling $250,000 in preferred shares of Kogniz, Inc., a privately owned artificial intelligence company based in Silicon Valley, CA. The Company’s investment represented less than 10% of the outstanding equity of Kogniz. The Company uses the cost method to account for investments in common stock of entities such as Kogniz if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters.

NOTE 6 – INVENTORIES

Inventories are summarized below. There were no inventories as of December 31, 2022.

March 31,
2022
Finished goods	$21,000
Raw materials	1,605,000
$1,626,000

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company recorded a provisional goodwill balance totaling $15,776,000 as of March 31, 2022. See further discussion within Note 3, Business Combinations.

Excluding the provisional intangible assets totaling $16,356,000 discussed within Note 3, Business Combinations, the Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Tradename & trademark	$4,288,000	$(1,865,000)	$2,423,000
	$4,288,000	$(1,865,000)	$2,423,000

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Tradename & trademark	$4,288,000	$(1,508,000)	$2,780,000
	$4,288,000	$(1,508,000)	$2,780,000

Amortization expense on these identifiable intangible assets was $357,000 in each of the first three months of 2022 and 2021. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q2 – Q4 2022	$1,072,000
2023	1,351,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loan Payable

As of March 31, 2022 and December 31, 2021, Pineapple Energy had $3,000,000 and $7,500,000, respectively, in a loan payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

On December 16, 2021, the Term Loan Agreement was amended, whereby the maturity date was extended to December 31, 2024, subject to various prepayment criteria. In addition, the amendment provided that $4,500,000 plus all accrued and unpaid interest and expenses were to be repaid upon closing of the merger and receipt of the PIPE funds, with the remaining principal to be paid upon the loan maturity date.

The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. At December 31, 2021, the combined loan and accrued interest balance was $6,195,000. The balance at March 31, 2022, after giving effect to the $5,557,000 payment of principal and accrued interest on March 29, 2022, was $974,000. A new effective interest rate of approximately 52.9% was established based on the carrying value of the revised cash flows.

Interest and accretion expense was $336,000 and $311,000 for the three months ended March 31, 2022 and 2021, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

Working Capital Note

On January 8, 2021, Pineapple Energy and Hercules, as agent for itself and the lenders, entered into a Working Capital Loan and Security Agreement (the “Working Capital Agreement”) for a working capital loan in the maximum principal amount of $500,000. The lenders, Hercules and Northern Pacific Growth Investment Advisors, LLC, made working capital loan commitments of $400,000 and $100,000, respectively.  Northern Pacific Growth Investment Advisors, LLC is an affiliate of Northern Pacific Group, which controls Lake Street Solar, LLC, a then-member of Pineapple Energy. Borrowings under the Working Capital Agreement bore interest at 10.00% per annum with interest compounded daily and payable monthly. At December 31, 2021, the balance outstanding on the working capital loan was $350,000. The working capital loan had an initial maturity date of January 7, 2022 and was collateralized by all of Pineapple Energy’s assets. The Working Capital Agreement included provisions relating to the mandatory and optional conversion of the underlying loan amount into equity of the Company under certain circumstances. In the case of either a mandatory or optional conversion of the Hercules working capital loan, the working capital loan of Northern Pacific Growth Investment Advisors, LLC, including all accrued and unpaid interest, would be immediately due and payable. On December 16, 2021, an amendment to the Working Capital Agreement was executed that extended the maturity date to December 31, 2022 and added an additional mandatory conversion provision. In the event that, on or before the maturity date, Pineapple Energy consummated the merger, then immediately prior to the consummation of the merger, the working capital loan and all accrued and unpaid interest and expenses thereon would automatically convert into Class C Units of Pineapple Energy calculated based on one Class C Unit being issued for every $2.00 to be converted. The conversion option under the amendment was considered clearly and closely related to the host contract. During the first three months of 2022, Pineapple Energy borrowed an additional $150,000 and had $500,000 outstanding prior to the merger on March 28, 2022. Immediately prior to the merger on March 28, 2022, the $500,000 outstanding loan balance was converted to 250,000 Class C Units immediately prior to the merger, which upon close of the merger were converted into 62,500 shares of Company common stock.

Related Party Payables

During December 2020, Pineapple Energy incurred acquisition-related costs and accrued a payable totaling $2,350,000, with $2,000,000 due to one then-member and $350,000 to another then-member. Under the Term Loan Agreement, this $2,350,000 in related party payables was subordinate to the payment to Hercules of the amounts due under the Term Loan Agreement and could only be repaid under certain conditions, including the requirement that no obligations were outstanding under the Term Loan Agreement and Pineapple Energy or its subsidiaries had closed on an equity transaction generating at least $30 million in proceeds.

On December 16, 2021, the then-members signed subscription agreements where the then-members agreed, in consideration for the full cancellation of the accrued payables, to convert the accrued payables into convertible promissory notes of Pineapple Energy, effective immediately prior to the consummation of the merger. The convertible promissory notes automatically converted into 1,175,000 Class C Units of Pineapple Energy after issuance of the convertible note to the then-members and immediately prior to the consummation of the merger. This conversion option was considered clearly and closely related to the host contract and the payables were converted to 1,175,000 Class C Units of Pineapple Energy immediately prior to the merger, which upon close of the merger were converted into 293,750 shares of the Company’s common stock.

Other Contingencies

In the quarter ended March 31, 2022, the two lawsuits that were filed on behalf of purported CSI shareholders relating to the Registration Statement on S-4 that we filed on November 12, 2021 (the “Registration Statement”) in connection with the merger, among other matters, were voluntarily dismissed. The first complaint was filed on December 13, 2021 by Bashir Rivera in the United States District Court for the Southern District of New York and is captioned Rivera v. Communications Systems, Inc., et al., No. 1:21-cv-10637-NRB. The second complaint was filed on December 28, 2021 by Allen Chaidez in the United States District Court for the Eastern District of New York and is captioned Chaidez v. Communications Systems, Inc., et al., No. 1:21-cv-07155-MKB-VMS. The Rivera action was voluntarily dismissed on February 24, 2022. The Chaidez action was voluntarily dismissed on March 24, 2022. As of March 31, 2022, there were no material legal proceedings pending relating to the Registration Statement.

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – STOCK-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. The 2022 Plan authorizes the issuance of up to 750,000 shares of common stock. The Company did not have any outstanding awards under the 2022 Plan at March 31, 2022.

NOTE 10 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s Common Stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s Common Stock.  The Convertible Preferred Stock may be converted by the Company to Common Stock upon meeting certain market conditions, of which none had been met as of March 31, 2022, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over Common Stock.

Concurrent with the amendment, the Company entered into warrant agreements with the PIPE Investors to purchase Common Stock (the “Warrant Agreement”), whereby the Company would issue 2,352,936 warrants (“PIPE Warrants”) to purchase restricted shares of the Company’s Common Stock for cash or in a cashless exercise.  These PIPE Warrants have an exercise price of $13.60 with a five year term, commencing on the date of issuance.

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of March 31, 2022, there were 3,000,000 shares of Convertible Preferred Stock authorized and 32,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to March 31, 2022.  All 2,352,936 PIPE Warrants remain outstanding as of March 31, 2022.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of March 31, 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in APIC during the quarter ended March 31, 2022.  In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

NOTE 11 – INCOME TAXES

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

The Company’s effective income tax rate was 0% for the first quarter of 2022. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

NOTE 12 – SEGMENT INFORMATION

The Company classifies its business operations into two segments as follows:

•Solar: generates revenue through the sale and installation of residential and commercial solar systems, battery storage, and grid service solutions.

•IT Solutions & Services: provides technology solutions that address prevalent IT challenges, including network resiliency, security products and services, network virtualization, and cloud migrations, IT managed services, wired and wireless network design and implementation, and converged infrastructure configuration, deployment and management.

Our chief operating decision maker evaluates segment financial performance based on segment revenues and segment operating income and allocates resources to achieve our operating profit goals through these two operating segments. Management has chosen to organize the Company and disclose reportable segments based on our products and services. Intercompany revenues are eliminated upon consolidation.

Information concerning the Company’s operations in its segments for the three-month periods ended March 31, 2022 and 2021 are as follows:

		IT Solutions &
	Solar	Services	Total
Three Months Ended March 31, 2022
Sales	$232,000	$87,000	$319,000
Cost of sales	166,000	58,000	224,000
Gross profit	66,000	29,000	95,000
Selling, general and
administrative expenses	256,000	41,000	297,000
Amortization expense	357,000	—	357,000
Transaction costs	950,000	19,000	969,000
Operating loss	(1,497,000)	(31,000)	(1,528,000)
Other expense	(351,000)	(5,000)	(356,000)
Loss before income tax	$(1,848,000)	$(36,000)	$(1,884,000)

Depreciation and amortization	$358,000	$4,000	$362,000

Assets	$43,021,000	$16,771,000	$59,792,000

		IT Solutions &
	Solar	Services	Total
Three Months Ended March 31, 2021
Sales	$—	$—	$—
Cost of sales	—	—	—
Gross profit	—	—	—
Selling, general and
administrative expenses	231,000	—	231,000
Amortization expense	357,000	—	357,000
Transaction costs	169,000	—	169,000
Operating loss	(757,000)	—	(757,000)
Other expense	(311,000)	—	(311,000)
Loss before income tax	$(1,068,000)	$—	$(1,068,000)

Depreciation and amortization	$357,000	$—	$357,000

Assets	$4,163,000	$—	$4,163,000

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are summarized below. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

	March 31, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market Funds	$682,000	$—	$—	$682,000
Subtotal	682,000	—	—	682,000

Short-term investments:
Corporate Notes/Bonds	—	787,000	—	787,000
Subtotal	—	787,000	—	787,000

Long-term investments:
Corporate Notes/Bonds	—	2,052,000	—	2,052,000
Subtotal	—	2,052,000	—	2,052,000

Liabilities:
Contingent Value Rights	—	—	(18,277,000)	(18,277,000)
Contingent Consideration	—	—	(4,684,000)	(4,684,000)
Subtotal	—	—	(22,961,000)	(22,961,000)

Total	$682,000	$2,839,000	$(22,961,000)	$(19,440,000)

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2022.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events other than those disclosed in the footnotes to these financial statements that require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020, which are contained in our amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022.

Forward-Looking Statements

This quarterly report and, from time to time, reports filed with the Securities and Exchange Commission (“SEC”), in press releases, and in other communications to shareholders or the investing public, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Words such as “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

Solar Segment Risks and Uncertainties:

•our growth strategy depends on the continued origination of solar service agreements;

•if sufficient additional demand for residential solar power systems does not develop or takes longer to develop than we anticipate, our ability to originate solar service agreements may decrease;

•a material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers could harm our business, financial condition and results of operations;

•we need to obtain substantial additional financing arrangements to provide working capital and growth capital;

•our business prospects are dependent in part on a continuing decline in the cost of solar energy system components;

•we face competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.;

•developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings;

•we depend on a limited number of suppliers of solar energy system components;

•increases in the cost of our solar power systems due to tariffs imposed by the U.S. government could have a material adverse effect on our business, financial condition and results of operations;

•our operating results may fluctuate from quarter to quarter and year to year;

•if we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we may make could reduce, rather than increase, our cash flows;

•the installation and operation of solar power systems depends heavily on suitable solar and meteorological conditions;

•the loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy;

•our inability to protect our intellectual property could adversely affect our business;

•we may be subject to interruptions, failures or breaches in our information technology systems;

•we may be subject to regulation as an electric utility in the future;

•electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar power systems;

•we rely on net metering and related policies for competitive pricing to our customers;

•our business depends in part on the availability of financial incentives;

•limitations regarding the interconnection of solar power systems to the electrical grid may significantly reduce our ability to sell electricity from our solar power systems; and

•compliance with occupational safety and health requirements and best practices can be costly.

IT Solutions & Services Segment Risks and Uncertainties:

•our ability to profitably increase our business serving small and mid-size businesses (“SMB”) commercial businesses as well as any decreased spending by our existing SMB customers due to uncertainty or lower customer demand due to the COVID-19 pandemic;

•our ability to successfully and profitably manage a large number of small accounts;

•our ability to establish and maintain a productive and efficient workforce;

•our ability to compete in a fast growing and large field of SD-WAN competitors, some of which have more features than our current product offering; and

•our ability to successfully sell the legacy CSI businesses at a value closes to their fair market value.

Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Pineapple Energy Inc. (formerly Communications Systems, Inc. (“CSI”) and Pineapple Holdings, Inc.) (“PEGY,” “we” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

In addition, on March 28, 2022 and immediately prior to the closing of the merger, the Company completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”).

The Company is a growing domestic operator and consolidator of residential solar, battery storage, and grid service solutions. The Company’s focus is acquiring and growing leading local and regional solar, storage and energy service companies nationwide. Through the Company’s HEC business, the Company also operates as a recognized solar integrator, dedicated to providing affordable energy solutions in Hawaii with its offerings of solar panels, communication filters, web monitoring systems, batteries, water heating systems, and other related products that help residential and commercial users reduce electric costs and earn tax credits related to installing renewable energy systems. The Company’s E-Gear business is a renewable energy innovator that offers proprietary patented and patent pending edge-of-grid energy management and storage solutions that offer intelligent and real-time adaptive control, flexibility, visibility, predictability and support to energy consumers, energy service companies, and utilities.

Through the Company’s legacy CSI subsidiaries, JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”), the Company provides technology solutions, including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment, and designs, develops and sells SD-WAN (software-designed wide-area network) solutions.

While CSI was the legal acquirer in the merger, because Pineapple Energy was determined to be the accounting acquirer, the historical financial statements of Pineapple Energy became the historical financial statements of the combined company upon the consummation of the merger. As a result, the financial statements included in the accompanying condensed consolidated financial statements, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflect the historical operating results of Pineapple Energy prior to the merger, the consolidated results of CSI, Pineapple Energy, HEC, and E-Gear following the closing of the merger, and the Company’s equity structure for all periods presented. Accordingly, references to “the Company” herein are to the applicable entity at the date or during the time period in the applicable discussion.

Following the merger, the Company operates in two distinct business segments as follows:

Solar Segment

Through the Company’s Pineapple Energy, HEC and E-Gear businesses, the Company operates as follows:

•As a recognized solar integrator, dedicated to providing affordable energy solutions in Hawaii with its offerings of solar panels, communication filters, web monitoring systems, batteries, water heating systems, and other related products that help residential and commercial users reduce electric costs and earn tax credits related to installing renewable energy systems.

•As a renewable energy innovator that offers proprietary patented and patent pending edge-of-grid energy management and storage solutions that offer intelligent and real-time adaptive control, flexibility, visibility, predictability and support to energy consumers, energy service companies, and utilities.

IT Solutions & Services Segment

Through the Company’s legacy subsidiaries, JDL Technologies, Inc. and Ecessa Corporation, the Company provides technology solutions, including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment, and designs, develops and sells SD-WAN (software-designed wide-area network) solutions.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI, Pineapple Energy, HEC and E-Gear following the closing of the merger on March 28, 2022. Due to the limited activity included in the first quarter related to the acquired businesses, the following discussion on operations is at the consolidated level rather than a segment level.

Consolidated sales were $319,000 in the first quarter of 2022. There were no sales in the first quarter of 2021 as the Company was initially founded in December of 2020. The first quarter 2022 sales consisted of $232,000 from the Solar segment (primarily from residential solar sales by HEC) and $87,000 from the IT Solutions & Services segment.

Consolidated gross profit was $95,000 in the first quarter of 2022, with $66,000 generated from the Solar segment and $29,000 from the IT Solutions & Services segment. As the Company did not have sales in the first quarter of 2021, there was no gross profit for that period.

Consolidated operating expenses included selling, general and administrative expenses, amortization expense and transaction costs and increased 114.4% to $1,623,000 in the first quarter of 2022 as compared to $757,000 in the first quarter of 2021 due primarily to an $800,000 increase in transaction costs the Company incurred related to the consummation of the merger and HEC Asset Acquisition. The first quarter of 2022 also included $78,000 in selling, general and administrative costs of the acquired businesses.

Consolidated operating loss in the first quarter of 2022 increased to $1,528,000 from an operating loss of $757,000 in the first quarter of 2021. Net loss in the first quarter of 2022 was $1,884,000 or $(0.58) per diluted share compared to net loss of $1,068,000 or $(0.35) per diluted share in the first quarter of 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $12,558,000 in cash, restricted cash and cash equivalents, and liquid investments. Of this amount, $682,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,839,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2022.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at March 31, 2022, $6,808,000 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $11,457,000 at March 31, 2022, consisting of current assets of approximately $22,467,000 and current liabilities of $11,010,000 compared to working capital of $(2,872,000) at December 31, 2021 consisting of current assets of $19,000 and current liabilities of $2,891,000.

Cash flow used in operating activities was approximately $5,542,000 in the first quarter of 2022 as compared to $219,000 of net cash used in the same period of 2021. Significant working capital changes from December 31, 2021 to March 31, 2022 included a decrease in payables of $2,533,000, a decrease in accrued interest of $1,057,000 a decrease in accrued compensation and benefits of $504,000.

Net cash used in investing activities was $10,208,000 in the first quarter of 2022 compared to $345,000 provided by investing activities in the same period of 2021 due to $10,257,000 in net cash paid for the HEC Asset Acquisition and the merger.

Net cash provided by financing activities was $25,451,000 in the first quarter of 2022 compared to $50,000 provided by financing activities in 2021. In the first quarter of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,000 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan as discussed further in Note 8, Commitments and Contingencies.

In the opinion of management, based on the Company’s current financial and operating position and projected future expenditures, sufficient funds are available to meet the Company’s anticipated operating and capital expenditure needs for at least the next 12 months.

The Company expects to continue its efforts to identify and acquire companies that complement or enhance its business. In connection with any such acquisitions, the Company likely would need to seek additional financing, which may not be available on favorable terms, or at all.

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of March 31, 2022 was estimated at $18,277,000 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This includes $6,567,000 as a current CVR liability related to the current assets held for sale and $12,545,000 recorded as a long-term liability that includes the restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

Income Taxes: In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood it will realize these deferred assets from future taxable income. We determine the valuation allowance for deferred income tax benefits based upon the expectation of whether the benefits are more likely than not to be realized. The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements loss and comprehensive loss.

Accounting for Business Combinations: We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, contingent value rights and contingent consideration at fair value. The initial recording of goodwill, other identifiable intangible assets, contingent value rights and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The contingent consideration and contingent value rights liability will be adjusted to fair value each reporting period with any adjustments recorded within the statement of operations. For additional details, see Note 3, Business Combinations and Note 7, Goodwill and Other Intangible Assets.

Revenue Recognition: The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services.

Within the Company’s Solar segment, revenue is recognized when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. The Company sells solar power systems under construction and development agreements to residential and commercial customers. The completed system is sold as a single performance obligation. For residential contracts, revenue is recognized at the point-in-time when the systems are placed into service. Any advance payments received in the form of customer deposits are recorded as contract liabilities. Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenue from commercial contracts are recognized as work is performed based on the estimated ratio of costs incurred to date to the total estimated costs at the completion of the performance obligation.

The Company also arranges for solar power systems to be installed for residential customers by a third party, for which it earns a commission upon the end customer’s acceptance of the installation. As there are more than two parties involved in the sales transaction, the Company has determined it has an agent relationship in the contracts with these customers, due to the fact that the Company is not primarily responsible for fulfilling the promise to provide the installation of solar arrays to the Customer, the Company does not have inventory risk and has only limited discretion in pricing. Accordingly, the Company has determined that revenue under these arrangements should be recognized on a net basis.

Within the Company’s IT Solutions & Services segment, revenue is recognized over time for managed services and professional services (time and materials (“T&M”) and fixed price) performance obligations. This segment’s managed services performance obligation is a bundled solution, a series of distinct services that are substantially the same and that have the same pattern of transfer to the customer and are recognized evenly over the term of the contract. T&M professional services arrangements are measured over time with an input method based on hours expended towards satisfying this performance obligation. Fixed price professional service arrangements under a relatively longer-term service will also be measured over time with an input method based on hours expended.

The Company has also identified the following performance obligations within its IT Solutions & Services segment that are recognized at a point in time which include resale of third-party hardware and software, installation, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the agreed upon shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case-by-case basis to determine if revenue should be recognized over time or at a point in time. See Note 4 for further discussion regarding revenue recognition.

Recently Issued Accounting Pronouncements

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 2, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. That “Risk Factors” discussion was divided into two parts: (1) “Risks Related to the Combined Company Following Consummation of the Merger” applicable if the merger was consummated (the “Combined Company Risks”), and (2) “Risks Related to CSI Following Termination of the Merger” applicable if the merger was not consummated. Since the merger was consummated, the Combined Company Risks apply.

There have been no material changes in the risk factors from the Combined Company Risks section disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are included herein:

3.1

Second Amended and Restated Articles of Incorporation of Pineapple Energy Inc. (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022)

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 29, 2022)

3.3	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2022)
10.1

Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2022)

10.2

Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 29, 2022)

10.3	Pineapple Holdings, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 29, 2022)
10.4

First Amendment to Purchase Amendment dated February 15, 2022, to Purchase Agreement dated November 18, 2021, between the Company and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 16, 2022)

10.5

Second Amendment to Purchase Amendment dated April 11, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022)

10.6

Third Amendment to Purchase Amendment dated April 26, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022)

10.7	Form of Stock Transfer Agreement dated as of January 24, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed on February 22, 2022)
10.8#

Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A filed on January 26, 2022)

10.9#

Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4/A filed on January 19, 2022)

10.10

First Amendment to Working Capital Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A filed on January 19, 2022)

10.11

Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Lake Street Solar LLC (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A filed on January 19, 2022)

10.12

Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A filed on January 19, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated May 23, 2022 Announcing First Quarter Results
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: May 23, 2022		Chief Executive Officer

	By	/s/ Mark Fandrich
Mark Fandrich
Date: May 23, 2022		Chief Financial Officer