Form 10-Q
period 2022-06-30
Pineapple Energy Inc.
filed 2022-08-22
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 15, 2022	7,435,586

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30	December 31
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$3,495,235	$18,966
Restricted cash and cash equivalents	11,554,406	—
Investments	1,462,747	—
Trade accounts receivable, less allowance for
doubtful accounts of $64,000 and $0, respectively	3,440,173	—
Inventories, net	1,266,730	—
Prepaid income taxes	11,071	—
Other current assets	1,032,418	—
TOTAL CURRENT ASSETS	22,262,780	18,966
PROPERTY, PLANT AND EQUIPMENT, net	274,149	—
OTHER ASSETS:
Investments	1,600,913	—
Goodwill	16,602,399	—
Operating lease right of use asset	95,906	—
Intangible assets, net	17,752,586	2,780,270
Other assets, net	44,843	—
TOTAL OTHER ASSETS	36,096,647	2,780,270
TOTAL ASSETS	$58,633,576	$2,799,236
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,321,143	$2,233,371
Accrued compensation and benefits	497,784	307,828
Operating lease liability	69,793	—
Other accrued liabilities	61,817	—
Working capital note payable	—	350,000
Customer deposits	1,242,801	—
Deferred revenue	709,120	—
Contingent value rights	8,745,628	—
TOTAL CURRENT LIABILITIES	13,648,086	2,891,199
LONG-TERM LIABILITIES:
Loan payable and related interest	1,106,013	6,194,931
Related party payables	—	2,350,000
Operating lease liability	27,942	—
Deferred revenue	360,404	—
Earnout consideration	13,000	—
Contingent value rights	10,746,162	—
TOTAL LONG-TERM LIABILITIES	12,253,521	8,544,931
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 32,000 and 0 shares issued and outstanding, respectively	32,000	—
Common stock, par value $0.05 per share; 37,500,000 shares authorized;
7,435,586 and 3,074,998 shares issued and outstanding, respectively	371,779	153,750
Additional paid-in capital	41,538,864	(53,750)
Accumulated deficit	(9,177,876)	(8,736,894)
Accumulated other comprehensive loss	(32,798)	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	32,731,969	(8,636,894)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,633,576	$2,799,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Sales	$5,890,636	$—	$6,209,436	$—
Cost of sales	4,614,374	—	4,838,042	—
Gross profit	1,276,262	—	1,371,394	—
Operating expenses:
Selling, general and administrative expenses	3,233,548	225,030	3,530,820	456,257
Amortization expense	1,026,220	357,323	1,383,683	714,647
Transaction costs	213,396	1,263,057	1,181,901	1,431,502
Total operating expenses	4,473,164	1,845,410	6,096,404	2,602,406
Operating loss	(3,196,902)	(1,845,410)	(4,725,010)	(2,602,406)
Other income (expense):
Investment and other income	103,903	—	98,759	—
Gain on sale of assets	1,214,560	—	1,214,560	—
Fair value remeasurement of earnout consideration	4,671,000	—	4,671,000	—
Fair value remeasurement of contingent value rights	(1,214,560)	—	(1,214,560)	—
Interest and other expense	(135,349)	(417,857)	(485,731)	(729,270)
Other income (expense), net	4,639,554	(417,857)	4,284,028	(729,270)
Net income (loss) before income taxes	1,442,652	(2,263,267)	(440,982)	(3,331,676)
Income tax expense	—	—	—	—
Net income (loss)	1,442,652	(2,263,267)	(440,982)	(3,331,676)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(15,731)	—	(32,798)	—
Total other comprehensive loss	(15,731)	—	(32,798)	—
Comprehensive income (loss)	$1,426,921	$(2,263,267)	$(473,780)	$(3,331,676)

Basic net income (loss) per share:	$0.19	$(0.74)	$(0.08)	$(1.08)
Diluted net income (loss) per share:	$0.15	$(0.74)	$(0.08)	$(1.08)

Weighted Average Basic Shares Outstanding	7,435,586	3,074,998	5,345,137	3,074,998
Weighted Average Dilutive Shares Outstanding	9,788,522	3,074,998	5,345,137	3,074,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2022

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(440,982)	—	(440,982)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC asset acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Other comprehensive loss	—	—	—	—	—	—	(32,798)	(32,798)
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969

For the Three Months Ended June 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT MARCH 31, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(10,620,528)	$(17,067)	$31,305,048
Net income	—	—	—	—	—	1,442,652	—	1,442,652
Other comprehensive loss	—	—	—	—	—	—	(15,731)	(15,731)
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Six Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2020	3,074,998	$153,750	$(153,750)	$(2,501,344)	$—	$(2,501,344)
Net loss	—	—	—	(3,331,676)	—	(3,331,676)
BALANCE AT JUNE 30, 2021	3,074,998	$153,750	$(153,750)	$(5,833,020)	$—	$(5,833,020)

For the Three Months Ended June 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT MARCH 31, 2021	3,074,998	$153,750	$(153,750)	$(3,569,753)	$—	$(3,569,753)
Net loss	—	—	—	(2,263,267)	—	(2,263,267)
BALANCE AT JUNE 30, 2021	3,074,998	$153,750	$(153,750)	$(5,833,020)	$—	$(5,833,020)
The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,982)	$(3,331,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,420,558	714,647
Fair value remeasurement of earnout consideration	(4,671,000)	—
Fair value remeasurement of contingent value rights	1,214,560	—
Gain on sale of assets	(1,214,560)	—
Interest and accretion expense	435,133	729,271
Changes in assets and liabilities:
Trade accounts receivable	(738,806)	—
Inventories	444,099	—
Prepaid income taxes	(7,697)	—
Other assets, net	216,708	—
Accounts payable	(3,149,160)	1,391,292
Accrued compensation and benefits	(803,283)	143,740
Customer deposits	712,324	—
Other accrued liabilities	101,832	—
Accrued interest	(1,024,050)	—
Net cash used in operating activities	(7,504,324)	(352,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,115)	—
Acquisition of business, net of cash acquired	(10,244,916)	—
Proceeds from the sale of property, plant and equipment held for sale	6,281,415	479,983
Proceeds from the sale of investments	58,985	—
Proceeds from earnout consideration on sale of assets	1,500,000	—
Net cash (used in) provided by investing activities	(2,415,631)	479,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	150,000	50,000
Payments against loan payable principal	(4,500,000)	—
Payments related to equity issuance costs	(2,699,370)	—
Proceeds from the issuance of preferred stock upon closing of private placement	32,000,000	—
Net cash provided by financing activities	24,950,630	50,000
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,030,675	177,257
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,966	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$15,049,641	$177,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$7,697	$—
Interest paid	1,070,853	1,819
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for conversion of related party payables	2,350,000	—
Issuance of common stock for conversion of working capital note payable	500,000	—
Issuance of common stock for the acquisition of HEC and E-Gear	12,781,234	—
Effect of reverse capitalization	1,594,779	—
Contingent consideration related to merger transaction	(4,684,000)	—
Operating right of use assets obtained in exchange for lease obligations	127,902	—

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

In addition, on March 28, 2022 and immediately prior to the closing of the merger, Pineapple Energy completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”). Subsequent to these transactions, the Company operates in two distinct business segments – the Solar segment, which consists of the residential and commercial solar businesses of Pineapple Energy, HEC, and E-Gear and the IT Solutions & Services segment, which consists of the solutions services business of legacy Communications Systems, Inc. (“CSI”).

The Company is a growing domestic operator and consolidator of residential solar, battery storage, and grid service solutions. The Company’s focus is acquiring and growing leading local and regional solar, storage and energy service companies nationwide, which commenced with Pineapple Energy’s acquisitions of certain assets of Horizon Solar Power and Sungevity in December 2020. Through the Company’s HEC business, the Company also operates as a recognized solar integrator, dedicated to providing affordable energy solutions in Hawaii with its offerings of solar panels, communication filters, web monitoring systems, batteries, water heating systems, and other related products that help residential and commercial users reduce electric costs and earn tax credits related to installing renewable energy systems. The Company’s E-Gear business is a renewable energy innovator that offers proprietary patented and patent pending edge-of-grid energy management and storage solutions that offer intelligent and real-time adaptive control, flexibility, visibility, predictability and support to energy consumers, energy service companies, and utilities.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with Pineapple Energy’s audited financial statements and notes thereto for the year ended December 31, 2021 included on Form 8-K/A, as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022. The accompanying condensed balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above referenced Form 8-K/A. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

•The post-combination company assumed the “Pineapple Energy” name; and

•The Company disposed of the pre-existing CSI headquarters during the second quarter of 2022 and expects to dispose of its legacy subsidiaries, JDL and Ecessa, and will continue Pineapple Energy operations in Hawaii.

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

PIPE Transaction

On March 28, 2022, following the closing of the merger, the Company closed on a $32.0 million private investment in public entity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $13.60 per share into the Company’s common stock, together with five-year warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of the HEC Asset Acquisition, to repay $4.5 million ($5.6 million including interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

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

Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The restricted cash and cash equivalents on the balance sheet as of June 30, 2022 are funds that can only be used to support the legacy CSI business, will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of June 30, 2022 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

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

The Company has also identified the following performance obligations within its IT Solutions & Services segment that are recognized at a point in time, which include resale of third-party hardware and software, installation services, arranging for another party to transfer services to the customer, and certain professional services. The resale of third-party hardware and software is recognized at a point in time, when the goods are shipped or delivered to the customer’s location, in accordance with the agreed upon shipping terms. Installation services are recognized at a point in time when the services are completed. The service the Company provides to arrange for another party to transfer services to the customer is satisfied at a point in time as the Company has transferred control upon the service first being made available to the customer by the third-party vendor, which are required to be presented on a net basis. Depending on the nature of the service, certain professional services transfer control at a point in time. The Company evaluates these circumstances on a case-by-case basis to determine if revenue should be recognized over time or at a point in time. See Note 4, Revenue Recognition, for further discussion regarding revenue recognition.

Gross Excise Tax

The State of Hawaii imposes a gross receipts tax on all business operations done in Hawaii. The Company records the tax revenue and expense on a gross basis.

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in the statement of operations over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income (loss) per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, stock options, warrants and shares associated with the long-term incentive compensation plans, which resulted in a dilutive effect of 2,352,936 shares and 0 shares for the three and six-month periods ended June 30, 2022. Due to the net loss in the first three and six months ended June 30, 2021, there was no dilutive impact from outstanding preferred shares, options, warrants or unvested shares. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both June 30, 2022 and 2021. Warrants totaling 2,353,936 would have been excluded from the calculation of diluted earnings per share for the three months ended June 30, 2022 because the exercise price was greater than the average market price of common stock during the period and would have been excluded from the calculation of earnings per share for the six months ended June 30, 2022 due to the net loss. For the three and six months ended June, 30, 2021, there were no potentially dilutive securities.

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

Accounting Standards Adopted

In August 2020, FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock and amend the guidance for the derivative scope exception for contracts in an entity’s own equity.  Convertible instruments that continue to be subject to separation models are a) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and b) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.  The reduction of accounting models is intended to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users.  The amendments to the derivative scope exception guidance a) removes the following conditions from the settlement guidance: settlement in unregistered shares, collateral, and shareholder rights; b) clarifies that penalty payments do not preclude equity classification within the settlement guidance in the situation where there is a failure to timely file; c) requires instruments that are required to be classified as an asset or liability under ASC 815-40-15-8A to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements; d) clarifies that the scope of the disclosure requirements in ASC 815-40-50 applies only to freestanding instruments, not embedded features; and e) clarifies that the scope of the reassessment guidance in ASC 815-40-35 on subsequent measurement applies to both freestanding instruments and embedded features.  The amendment to this guidance is intended to reduce form-over-substance-based accounting conclusions.  The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  We adopted this update as of January 1, 2022 and have incorporated this guidance in our evaluation of the accounting for our warrants, which are classified as equity in our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this ASU during the second quarter of 2022 and has incorporated this guidance in our evaluation of the accounting for the merger and the HEC Asset Acquisition.

NOTE 3 – BUSINESS COMBINATIONS

CSI Merger

On March 28, 2022, the Company and Pineapple Energy consummated the transactions contemplated by the merger agreement. At the Closing, each member unit of Pineapple Energy that was issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive the Company’s common stock. The Company issued an aggregate of 5,006,245 shares of its common stock, which is inclusive of common shares issued to HEC and E-Gear owners as discussed further below and conversion of certain related party payables and debt outstanding prior to the merger transaction, discussed in Note 8, Commitments and Contingencies. The purpose of the merger was to provide a path to allow the Company to deliver value to its legacy shareholders through a combination of (i) the opportunity for the legacy CSI shareholders to receive an attractive return from dividends or distributions of the net proceeds from the divestiture of the Company’s pre-merger operating and non-operating assets and properties, and (ii) the opportunity for the legacy CSI shareholders, through ownership of the Company’s common stock following the merger, to participate in the potential growth of the combined company’s residential solar, battery storage, and grid services solutions business.

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

As a result of the reverse merger, the acquired assets and assumed liabilities of CSI were remeasured and recognized at fair value as of the acquisition date. The total purchase price represents the fair value of the Company common stock held by legacy CSI shareholders at the time of the merger (2,429,341 shares of common stock). The fair value of this purchase consideration was $19,872,000 using the publicly traded Company stock price at the merger date, which is allocated at the merger date between the liability associated with the Company’s obligation to pay legacy CSI shareholders cash as part of the CVRs discussed below and equity based on their respective fair values (Level 3 fair values).

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,000, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. The assets and liabilities of CSI were recorded within the IT Solutions & Services segment and reporting unit as of the merger date at their respective fair value. On August 3, 2022, the Company announced a distribution of $3.60 per CVR, or $8,745,628 in total, which distribution commenced on August 12, 2022. Remaining legacy assets to be sold include JDL and Ecessa, the Company’s IT Solutions & Services operating segment.

The purchase price allocation for the merger is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$1,920,000
Investments	3,155,000
Accounts receivable	1,821,000
Inventory	139,000
Other assets	1,316,000
Property, plant, and equipment	118,000
Current assets held for sale	6,567,000
Intangible assets	2,556,000
Goodwill	6,815,000
Total assets	24,407,000

Accounts payable	2,562,000
Accrued expenses	1,013,000
Deferred revenue	960,000
Total liabilities	4,535,000

Net assets acquired	$19,872,000

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

The initial accounting for the acquired assets and liabilities is incomplete and is expected to be finalized during the twelve-month post-closing measurement period. The areas of the purchase price allocation that are not yet finalized for the merger include the valuation of intangible assets and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The merger included the acquisition of current assets held for sale related to CSI’s company headquarters building located in Minnetonka, Minnesota, pursuant to a purchase agreement entered into with Buhl Investors LLC on November 18, 2021. The agreement was further amended on February 15, 2022, April 11, 2022 and April 26, 2022, to allow for additional time to complete due diligence. The assets were recorded at the purchase price of $6,800,000 less the costs to sell the building as of March 31, 2022. On May 26, 2022, the purchase agreement was amended to reduce the purchase price to $6,500,000 and the building sale closed on June 10, 2022. The Company received net proceeds of $6,281,000 and recorded a loss on the sale of $285,000 during the second quarter of 2022.

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the three and six months ended June 30, 2022, which included $1,733,000 and $1,820,000 of revenue (including $61,000 in intercompany revenue), respectively, and a net loss of $567,000 and $502,000, respectively.

HEC Asset Acquisition

On March 28, 2022, immediately prior to the closing of the merger, Pineapple Energy completed its acquisition of substantially all of the assets of HEC and E-Gear and assumed certain liabilities of HEC and E-Gear pursuant to the Asset Purchase Agreement dated March 1, 2021, as amended by Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021, by and among Pineapple Energy as Buyer, HEC and E-Gear as Sellers, and Steve P. Godmere, as representative for the Sellers. This acquisition is an expansion in the residential solar market and is a strategic start to the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. At the closing of this acquisition, Pineapple Energy issued 6,250,000 Class B units, which upon the closing of the merger were converted into 1,562,498 shares of the Company’s common stock, with a fair value of $12,781,000 using the publicly traded stock price at the merger date. The sellers received $12,500,000 in initial cash consideration, less $120,000 in estimated working capital adjustments, bringing the aggregate purchase price to $25,161,000, with cash acquired totaling $216,000.

The assets and liabilities of HEC and E-Gear were recorded within the Solar segment as of the merger date at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$216,000
Accounts receivable	880,000
Inventory	1,572,000
Other assets	108,000
Property, plant, and equipment	182,000
Intangible assets	13,800,000
Goodwill	9,787,000
Total assets	26,545,000

Total liabilities	1,384,000

Net assets acquired	$25,161,000

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

The initial accounting for the acquired assets and liabilities is incomplete and is expected to be finalized during the twelve-month post-closing measurement period. The areas of the purchase price allocation that are not yet finalized for the HEC Asset Acquisition include the valuation of intangible assets and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the three and six months ended June 30, 2022, which included $4,195,000 and $4,416,000 of revenue, respectively and a net loss of $529,000 and $511,000, respectively.

Transaction costs related to the merger and HEC Asset Acquisition totaled $0 and $1,263,000 incurred by Pineapple Energy during the three months ended June, 30, 2022 and 2021, respectively and $969,000 and $1,432,000 incurred during the six months ended June 30, 2022 and 2021, respectively, and were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger and HEC Asset Acquisition as of January 1, 2021. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $557,000 and excludes transaction costs totaling $213,000 and $1,703,000 for the three months ended June 30, 2022 and 2021, respectively. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $531,000 and $1,094,000 and excludes transaction costs totaling $2,912,000 and $2,743,000 for the six months ended June 30, 2022 and 2021, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net revenue	$5,891,000	$5,489,000	$11,415,000	$9,953,000
Net income (loss)	1,656,000	(3,145,000)	(900,000)	(6,310,000)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity as of June 30, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of June 30, 2022, the fair value of the Merger Earnout Shares was $13,000, resulting in a gain on the fair value remeasurement of the earnout consideration totaling $4,671,000, which was recorded in other income (expense) within the condensed consolidated statements of operations.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregated our revenues for the three and six months ended June 30, 2022. There were no revenues during the three and six months ended June 30, 2021.

The Solar segment classifies its revenue by type as follows:

	Solar Revenue by Type
	Three Months Ended June 30	Six Months Ended June 30
	2022	2022
Residential contracts	$4,157,000	$4,379,000
Commercial contracts	37,000	37,000
Commission revenue	24,000	34,000
	$4,218,000	$4,450,000

The IT Solutions & Services segment classifies its revenue (including $61,000 of intercompany revenue) by customer group and type as follows:

	IT Solutions & Services Revenue by Customer Group
	Three Months Ended June 30	Six Months Ended June 30
	2022	2022
Financial & Legal	$521,000	$545,000
Healthcare	234,000	246,000
Education	54,000	58,000
Other commercial clients	925,000	971,000
	$1,734,000	$1,820,000

	IT Solutions & Services Revenue by Type
	Three Months Ended June 30	Six Months Ended June 30
	2022	2022
Project & product revenue	$214,000	$259,000
Services & support revenue	1,520,000	1,561,000
	$1,734,000	$1,820,000

NOTE 5 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of June 30, 2022. There were no restricted cash equivalents or investments as of December 31, 2021.

June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$695,000	$—	$—	$695,000	$695,000	$—	$—
Subtotal	695,000	—	—	695,000	695,000	—	—

Investments:
Corporate Notes/Bonds	2,885,000	—	(71,000)	2,814,000	—	1,463,000	1,351,000
Subtotal	2,885,000	—	(71,000)	2,814,000	—	1,463,000	1,351,000

Total	$3,580,000	$—	$(71,000)	$3,509,000	$695,000	$1,463,000	$1,351,000

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2022:

	Amortized Cost	Estimated Market Value
Due within one year	$1,487,000	$1,463,000
Due after one year through five years	1,398,000	1,351,000
	$2,885,000	$2,814,000

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

NOTE 6 – INVENTORIES

Inventories are summarized below. There were no inventories as of December 31, 2021.

June 30,
2022
Finished goods	$25,000
Raw materials	1,242,000
$1,267,000

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company recorded a provisional goodwill balance totaling $16,602,000 as of June 30, 2022. See further discussion within Note 3, Business Combinations. As noted in Note 2, Summary of Significant Accounting Policies, goodwill is tested annually for impairment on October 1st and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not recoverable. As a result of the Company’s declining stock price during the second quarter of 2022, the Company performed an interim qualitative impairment assessment. Based on this assessment, the Company concluded that it was more likely than not that our goodwill and long-lived assets were not impaired.

Including the provisional intangible assets totaling $16,356,000 as of June 30, 2022 discussed within Note 3, Business Combinations, the Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	$15,989,000	$(2,594,000)	$13,395,000
Developed technology	3,399,000	(233,000)	3,166,000
Customer relationships	1,256,000	(64,000)	1,192,000
	$20,644,000	$(2,891,000)	$17,753,000

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Tradename & trademark	$4,288,000	$(1,508,000)	$2,780,000
	$4,288,000	$(1,508,000)	$2,780,000

Amortization expense on these identifiable intangible assets was $1,026,000 and $357,000 during the three months ended June 30, 2022 and 2021, respectively and $1,383,000 and $715,000 during the first six months of 2022 and 2021, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q3 - Q4 2022	$2,053,000
2023	4,027,000
2024	2,676,000
2025	2,426,000
2026	1,868,000
Thereafter	4,703,000

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loan Payable

As of June 30, 2022 and December 31, 2021, Pineapple Energy had $3,000,000 and $7,500,000, respectively, in a loan payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. At December 31, 2021, the combined loan and accrued interest balance was $6,195,000. The balance at June 30, 2022, after giving effect to the $5,557,000 payment of principal and accrued interest on March 29, 2022, was $1,106,000. A new effective interest rate of approximately 52.9% was established during the first quarter of 2022 based on the carrying value of the revised cash flows.

Interest and accretion expense was $132,000 and $468,000 for three and six months ended June 30, 2022, respectively, and $418,000 and $729,000 for the three and six months ended June 30, 2021, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

Working Capital Note

On January 8, 2021, Pineapple Energy and Hercules, as agent for itself and the lenders, entered into a Working Capital Loan and Security Agreement (the “Working Capital Agreement”) for a working capital loan in the maximum principal amount of $500,000. The lenders, Hercules and Northern Pacific Growth Investment Advisors, LLC, made working capital loan commitments of $400,000 and $100,000, respectively.  Northern Pacific Growth Investment Advisors, LLC is an affiliate of Northern Pacific Group, which controls Lake Street Solar, LLC, a then-member of Pineapple Energy. Borrowings under the Working Capital Agreement bore interest at 10.00% per annum with interest compounded daily and payable monthly. At December 31, 2021, the balance outstanding on the working capital loan was $350,000. The working capital loan had an initial maturity date of January 7, 2022 and was collateralized by all of Pineapple Energy’s assets. The Working Capital Agreement included provisions relating to the mandatory and optional conversion of the underlying loan amount into equity of the Company under certain circumstances. In the case of either a mandatory or optional conversion of the Hercules working capital loan, the working capital loan of Northern Pacific Growth Investment Advisors, LLC, including all accrued and unpaid interest, would be immediately due and payable. On December 16, 2021, an amendment to the Working Capital Agreement was executed that extended the maturity date to December 31, 2022 and added an additional mandatory conversion provision. In the event that, on or before the maturity date, Pineapple Energy consummated the merger, then immediately prior to the consummation of the merger, the working capital loan and all accrued and unpaid interest and expenses thereon would automatically convert into Class C Units of Pineapple Energy calculated based on one Class C Unit being issued for every $2.00 to be converted. The conversion option under the amendment was considered clearly and closely related to the host contract. During the first three months of 2022, Pineapple Energy borrowed an additional $150,000 and had $500,000 outstanding prior to the merger on March 28, 2022. Immediately prior to the merger on March 28, 2022, the $500,000 outstanding loan balance was converted to 250,000 Class C Units, which upon close of the merger were converted into 62,500 shares of Company common stock.

Interest expense was $0 and $14,000 for the three and six months ended June 30, 2022, respectively and was $1,000 and $2,000 for the three and six months ended June 30, 2021, respectively.

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

Other Contingencies

During the first quarter of 2022, the two lawsuits that were filed on behalf of purported CSI shareholders relating to the Registration Statement on S-4 that we filed on November 12, 2021 (the “Registration Statement”) in connection with the merger, among other matters, were voluntarily dismissed. The first complaint was filed on December 13, 2021 by Bashir Rivera in the United States District Court for the Southern District of New York and is captioned Rivera v. Communications Systems, Inc., et al., No. 1:21-cv-10637-NRB. The second complaint was filed on December 28, 2021 by Allen Chaidez in the United States District Court for the Eastern District of New York and is captioned Chaidez v. Communications Systems, Inc., et al., No. 1:21-cv-07155-MKB-VMS. The Rivera action was voluntarily dismissed on February 24, 2022. The Chaidez action was voluntarily dismissed on March 24, 2022. As of June 30, 2022, there were no material legal proceedings pending relating to the Registration Statement.

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – STOCK-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. The 2022 Plan authorizes the issuance of up to 750,000 shares of common stock. The Company did not have any outstanding awards under the 2022 Plan at June 30, 2022.

NOTE 10 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s Common Stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s Common Stock.  The Convertible Preferred Stock may be converted by the Company to Common Stock upon meeting certain market conditions, of which none had been met as of June 30, 2022, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over Common Stock.

Concurrent with the amendment, the Company entered into warrant agreements with the PIPE Investors to purchase Common Stock (the “Warrant Agreement”), whereby the Company would issue 2,352,936 warrants (“PIPE Warrants”) to purchase restricted shares of the Company’s Common Stock for cash or in a cashless exercise.  These PIPE Warrants have an exercise price of $13.60 with a five-year term, commencing on the date of issuance.

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of June 30, 2022, there were 3,000,000 shares of Convertible Preferred Stock authorized and 32,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to June 30, 2022.  All 2,352,936 PIPE Warrants remain outstanding as of June 30, 2022.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of June 30, 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of June 30, 2022.  In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

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

The Company’s effective income tax rate was 0% for the three and six months ended June 30, 2022. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company was a pass through entity in 2021.

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

Our chief operating decision maker evaluates segment financial performance based on segment revenues and segment operating income and allocates resources to achieve our operating profit goals through these two operating segments. Management has chosen to organize the Company and disclose reportable segments based on our products and services. Intercompany revenues are eliminated upon consolidation. “Other” includes corporate costs that are not allocated to the segments.

Information concerning the Company’s operations in its segments for the three- and six-month periods ended June 30, 2022 and 2021 are as follows:

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Three Months Ended June 30, 2022
Sales	$4,218,000	$1,734,000	$—	$(61,000)	$5,891,000
Cost of sales	3,316,000	1,298,000	—	—	4,614,000
Gross profit	902,000	436,000	—	(61,000)	1,277,000
Selling, general and
administrative expenses	1,177,000	781,000	1,337,000	(61,000)	3,234,000
Amortization expense	863,000	163,000	—	—	1,026,000
Transaction costs	1,000	58,000	155,000	—	214,000
Operating loss	(1,139,000)	(566,000)	(1,492,000)	—	(3,197,000)
Other income (expense)	(129,000)	101,000	4,668,000	—	4,640,000
Income (loss) before income tax	$(1,268,000)	$(465,000)	$3,176,000	$—	$1,443,000

Depreciation and amortization	$872,000	$186,000	$—	$—	$1,058,000

Capital expenditures	$5,000	$6,000	$—	$—	$11,000

Assets	$39,866,000	$18,768,000	$—	$—	$58,634,000

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Three Months Ended June 30, 2021
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—
Gross profit	—	—	—	—	—
Selling, general and
administrative expenses	225,000	—	—	—	225,000
Amortization expense	357,000	—	—	—	357,000
Transaction costs	1,263,000	—	—	—	1,263,000
Operating loss	(1,845,000)	—	—	—	(1,845,000)
Other expense	(418,000)	—	—	—	(418,000)
Loss before income tax	$(2,263,000)	$—	$—	$—	$(2,263,000)

Depreciation and amortization	$357,000	$—	$—	$—	$357,000

Assets	$4,163,000	$—	$—	$—	$4,163,000

IT Solutions &	Intercompany

	Solar	Services	Other	Eliminations	Total
Six Months Ended June 30, 2022
Sales	$4,450,000	$1,820,000	$—	$(61,000)	$6,209,000
Cost of sales	3,482,000	1,356,000	—	—	4,838,000
Gross profit	968,000	464,000	—	(61,000)	1,371,000
Selling, general and
administrative expenses	1,433,000	822,000	1,337,000	(61,000)	3,531,000
Amortization expense	1,220,000	163,000	—	—	1,383,000
Transaction costs	949,000	77,000	156,000	—	1,182,000
Restructuring expense	—	—	—	—	—
Operating loss	(2,634,000)	(598,000)	(1,493,000)	—	(4,725,000)
Other income (expense)	(479,000)	96,000	4,667,000	—	4,284,000
Income (loss) before income tax	$(3,113,000)	$(502,000)	$3,174,000	$—	$(441,000)

Depreciation and amortization	$1,229,000	$191,000	$—	$—	$1,420,000

Capital expenditures	$5,000	$6,000	$—	$—	$11,000

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Six Months Ended June 30, 2021
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—
Gross profit	—	—	—	—	—
Selling, general and
administrative expenses	456,000	—	—	—	456,000
Amortization expense	715,000	—	—	—	715,000
Transaction costs	1,432,000	—	—	—	1,432,000
Operating loss	(2,603,000)	—	—	—	(2,603,000)
Other expense	(729,000)	—	—	—	(729,000)
Loss before income tax	$(3,332,000)	$—	$—	$—	$(3,332,000)

Depreciation and amortization	$715,000	$—	$—	$—	$715,000

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 are summarized below. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

	June 30, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$695,000	$—	$—	$695,000
Subtotal	695,000	—	—	695,000

Short-term investments:
Corporate notes/bonds	—	1,463,000	—	1,463,000
Subtotal	—	1,463,000	—	1,463,000

Long-term investments:
Corporate notes/bonds	—	1,351,000	—	1,351,000
Subtotal	—	1,351,000	—	1,351,000

Liabilities:
Contingent value rights	—	—	(19,492,000)	(19,492,000)
Earnout consideration	—	—	(13,000)	(13,000)
Subtotal	—	—	(19,505,000)	(19,505,000)

Total	$695,000	$2,814,000	$(19,505,000)	$(15,996,000)

The estimated fair value of the CVRs as of June 30, 2022 was $19,492,000, as noted above. The Company recorded a $1,215,000 loss on the fair value remeasurement of the CVRs during the second quarter of 2022 related to a $1,500,000 gain on an earnout payment realized in the second quarter of 2022 related to legacy CSI’s sale of its Electronics and Software segment in 2021 offset with a $285,000 loss on held for sale assets.

The estimated fair value of the earnout consideration as of June 30, 2022 was $13,000. As noted in Note 3, Business Combinations, the estimated fair value is considered a level 3 measurement. In order to update the fair value at June 30, 2022, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a gain of $4,671,000 during the second quarter of 2022 related to the earnout consideration.

The fair value remeasurements noted above were both recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended June 30, 2022.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events other than those disclosed in the footnotes to these financial statements that require further disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the years ended December 31, 2021 and 2020, which are contained in our amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022. Amounts in this discussion and analysis have been rounded to the nearest thousand, unless otherwise indicated.

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

•we face competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies;

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

•our ability to compete in a fast growing and large field of SD-WAN competitors, some of which have more features than our current product offering; and

•our ability to successfully sell the legacy CSI businesses at a value close to their fair market value.

Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Pineapple Energy Inc. (formerly Communications Systems, Inc. (“CSI”) and Pineapple Holdings, Inc.) (“PEGY,” “we” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

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

IT Solutions & Services Segment

Through the Company’s legacy subsidiaries, JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”), the Company provides technology solutions, including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment, and designs, develops and sells SD-WAN (software-designed wide-area network) solutions. As previously disclosed, the Company expects to dispose of JDL and Ecessa.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI, Pineapple Energy, HEC and E-Gear following the closing of the merger on March 28, 2022.

Consolidated sales were $5,891,000 in the second quarter of 2022. There were no sales in the second quarter of 2021. Sales in the second quarter of 2022 sales consisted of $4,218,000 from the Solar segment (primarily from residential solar sales by HEC), $1,734,000 from the IT Solutions & Services segment, and $(61,000) in intercompany eliminations.

Consolidated gross profit was $1,276,000 in the second quarter of 2022, with $902,000 generated from the Solar segment, $435,000 from the IT Solutions & Services segment, and $(61,000) in intercompany eliminations. As the Company did not have sales in the second quarter of 2021, there was no gross profit for that period.

Consolidated operating expenses included selling, general and administrative expenses, amortization expense and transaction costs and increased 142.4% to $4,473,000 in the second quarter of 2022 as compared to $1,845,000 in the second quarter of 2021. Consolidated selling, general and administrative expenses increased to $3,234,000 in the second quarter of 2022 from $225,000 in the second quarter of 2021 due primarily to $1,685,000 in selling, general and administrative costs of the acquired businesses and $1,337,000 in corporate overhead costs. Amortization expense increased $669,000 to $1,026,000 in the second quarter of 2022 due to amortization of intangible assets acquired through the merger and HEC Asset Acquisition. Transaction costs decreased $1,049,000 to $214,000 in the second quarter of 2022, since the merger and HEC Asset Acquisition were consummated in the first quarter of 2022.

Consolidated other income was $4,640,000 in the second quarter of 2022 as compared to $418,000 in consolidated other expense in the second quarter of 2021. The current year period included a $4,671,000 million gain on the fair value remeasurement of the Company’s earnout consideration and a $1,215,000 gain on sale of assets, partially offset by a

$1,215,000 loss on the fair value remeasurement of the contingent value rights (“CVRs”), as discussed further in Note 13, Fair Value Measurements.

Consolidated operating loss in the second quarter of 2022 increased to $3,197,000 from an operating loss of $1,845,000 in the second quarter of 2021. Net income in the second quarter of 2022 was $1,443,000, or $0.15 per diluted share, compared to net loss of $2,263,000, or $(0.74) per diluted share in the second quarter of 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Consolidated sales were $6,209,000 in the first six months of 2022. There were no sales in the first six months of 2021. Sales in the first six months of 2022 consisted of $4,450,000 from the Solar segment (primarily from residential solar sales by HEC), $1,820,000 from the IT Solutions & Services segment, and $(61,000) in intercompany eliminations.

Consolidated gross profit was $1,371,000 in the first six months of 2022, with $968,000 generated from the Solar segment, $464,000 from the IT Solutions & Services segment, and $(61,000) in intercompany eliminations. As the Company did not have sales in the first six months of 2021, there was no gross profit for that period.

Consolidated operating expenses included selling, general and administrative expenses, amortization expense and transaction costs and increased 134.2% to $6,096,000 in the first six months of 2022 as compared to $2,603,000 in the first six months of 2021. Consolidated selling, general and administrative expenses increased to $3,531,000 in the first six months of 2022 from $456,000 in the second quarter of 2021 due primarily to $1,763,000 in selling, general and administrative costs of the acquired businesses and $1,337,000 in corporate overhead costs. Amortization expense increased $668,000 to $1,383,000 in the first six months of 2022 due to intangible assets acquired through the merger and HEC Asset Acquisition. Transaction costs decreased $250,000 to $1,182,000 in the first six months of 2022, due to the consummation of the merger and HEC Asset Acquisition in the first quarter of 2022.

Consolidated other income was $4,284,000 in the first six months of 2022 as compared to $729,000 in consolidated other expense in the first six months of 2021. The current year period included a $4,671,000 gain on the fair value remeasurement of the Company’s earnout consideration and a $1,215,000 gain on sale of assets, partially offset by a $1,215,000 loss on the fair value remeasurement of the CVRs, as discussed further in Note 13, Fair Value Measurements.

Consolidated operating loss in the first six months of 2022 increased to $4,725,000 from an operating loss of $2,603,000 in the first six months of 2021. Net loss in the first six months of 2022 was $441,000, or $(0.08) per diluted share compared to net loss of $3,332,000, or $(1.08) per diluted share in the first six months of 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $17,863,000 in cash, restricted cash and cash equivalents, and liquid investments. Of this amount, $695,000 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,814,000 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2022.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at June 30, 2022, $14,368,000 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $8,615,000 at June 30, 2022, consisting of current assets of approximately $22,263,000 and current liabilities of $13,648,000 compared to working capital of $(2,872,000) at December 31, 2021 consisting of current assets of $19,000 and current liabilities of $2,891,000.

Cash flow used in operating activities was approximately $7,504,000 in the first six months of 2022 as compared to $353,000 of net cash used in the same period of 2021. Significant working capital changes from December 31, 2021 to June 30, 2022 included a decrease in accounts payable of $3,149,000 and a decrease in accrued interest of $1,024,000.

Net cash used in investing activities was $2,416,000 in the first six months of 2022 compared to net cash provided by investing activities of $480,000 in the same period of 2021. Net cash used in the 2022 period was primarily related to $10,245,000 in net cash paid for the HEC Asset Acquisition and the merger, partially offset by $6,281,000 in proceeds from assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash provided by financing activities was $24,951,000 in the first six months of 2022 compared to $50,000 in 2021. In the first quarter of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,000 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan as discussed further in Note 8, Commitments and Contingencies.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of June 30, 2022 was estimated at $19,492,000 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This includes $8,746,000 as a current CVR liability related to the CVR distribution announced on August 3, 2022 and $10,746,000 recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

Accounting for Business Combinations: We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, contingent value rights and contingent consideration at fair value. The initial recording of goodwill, other identifiable intangible assets, contingent value rights and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The contingent consideration and contingent value rights liability will be adjusted to fair value each reporting period with any adjustments recorded within the statement of operations. For additional details, see Note 3, Business Combinations and Note 7, Goodwill and Intangible Assets.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), which could materially affect our business, financial condition or future results. That “Risk Factors” discussion was divided into two parts: (1) “Risks Related to the Combined Company Following Consummation of the Merger” applicable if the merger was consummated (the “Combined Company Risks”), and (2) “Risks Related to CSI Following Termination of the Merger” applicable if the merger was not consummated. Since the merger was consummated, the Combined Company Risks apply.

There have been no material changes in the risk factors from the Combined Company Risks section disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are included herewith:

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
10.1

Second Amendment to Purchase Agreement dated April 11, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022)

10.2

Third Amendment to Purchase Agreement dated April 25, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022)

10.3

Fourth Amendment to Purchase Agreement, dated May 26, 2022, to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 15, 2022)

10.4	Memorandum Agreement Related to Sale of 10900 Red Circle Property dated June 10, 2022 between the Company and Richard Primuth
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated August 22, 2022 Announcing Second Quarter Results
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: August 22, 2022		Chief Executive Officer

	By	/s/ Mark Fandrich
Mark Fandrich
Date: August 22, 2022		Chief Financial Officer