Form 10-Q
period 2022-09-30
Pineapple Energy Inc.
filed 2022-11-14
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 11, 2022	9,415,586

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30	December 31
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$5,658,354	$18,966
Restricted cash and cash equivalents	1,923,716	—
Investments	2,654,383	—
Trade accounts receivable, less allowance for
doubtful accounts of $70,000 and $0, respectively	3,938,002	—
Inventories, net	1,793,093	—
Prepaid income taxes	14,671	—
Other current assets	1,223,013	—
TOTAL CURRENT ASSETS	17,205,232	18,966
PROPERTY, PLANT AND EQUIPMENT, net	341,518	—
OTHER ASSETS:
Investments	250,000	—
Goodwill	16,566,853	—
Operating lease right of use asset	63,684	—
Intangible assets, net	16,777,225	2,780,270
Other assets, net	44,843	—
TOTAL OTHER ASSETS	33,702,605	2,780,270
TOTAL ASSETS	$51,249,355	$2,799,236
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,404,964	$2,233,371
Accrued compensation and benefits	458,177	307,828
Operating lease liability	53,879	—
Other accrued liabilities	96,631	—
Working capital note payable	—	350,000
Customer deposits	4,992,632	—
Deferred revenue	663,480	—
TOTAL CURRENT LIABILITIES	8,669,763	2,891,199
LONG-TERM LIABILITIES:
Loan payable and related interest	1,257,038	6,194,931
Related party payables	—	2,350,000
Operating lease liability	16,632	—
Deferred revenue	327,189	—
Contingent value rights	10,743,224	—
TOTAL LONG-TERM LIABILITIES	12,344,083	8,544,931
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 32,000 and 0 shares issued and outstanding, respectively	32,000	—
Common stock, par value $0.05 per share; 37,500,000 shares authorized;
7,435,586 and 3,074,998 shares issued and outstanding, respectively	371,779	153,750
Additional paid-in capital	41,562,362	(53,750)
Accumulated deficit	(11,697,872)	(8,736,894)
Accumulated other comprehensive loss	(32,760)	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	30,235,509	(8,636,894)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,249,355	$2,799,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales	$7,709,062	$25,417	$13,918,498	$25,417
Cost of sales	5,695,320	—	10,533,362	—
Gross profit	2,013,742	25,417	3,385,136	25,417
Operating expenses:
Selling, general and administrative expenses	3,122,976	241,728	6,653,796	697,985
Amortization expense	1,026,362	357,324	2,410,045	1,071,971
Transaction costs	265,383	545,934	1,447,284	1,977,436
Total operating expenses	4,414,721	1,144,986	10,511,125	3,747,392
Operating loss	(2,400,979)	(1,119,569)	(7,125,989)	(3,721,975)
Other income (expense):
Investment and other income	8,215	—	106,974	—
Gain on sale of assets	14,573	—	1,229,133	—
Fair value remeasurement of earnout consideration	13,000	—	4,684,000	—
Fair value remeasurement of contingent value rights	—	—	(1,214,560)	—
Interest and other expense	(154,805)	(275,694)	(640,536)	(1,004,964)
Other income (expense), net	(119,017)	(275,694)	4,165,011	(1,004,964)
Net loss before income taxes	(2,519,996)	(1,395,263)	(2,960,978)	(4,726,939)
Income tax expense	—	—	—	—
Net loss	(2,519,996)	(1,395,263)	(2,960,978)	(4,726,939)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	38	—	(32,760)	—
Total other comprehensive gain (loss)	38	—	(32,760)	—
Comprehensive loss	$(2,519,958)	$(1,395,263)	$(2,993,738)	$(4,726,939)

Basic net loss per share:	$(0.34)	$(0.45)	$(0.49)	$(1.54)
Diluted net loss per share:	$(0.34)	$(0.45)	$(0.49)	$(1.54)

Weighted Average Basic Shares Outstanding	7,435,586	3,074,998	6,049,611	3,074,998
Weighted Average Dilutive Shares Outstanding	7,435,586	3,074,998	6,049,611	3,074,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2022

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(2,960,978)	—	(2,960,978)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC Asset Acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Share based compensation	—	—	—	—	23,498	—	—	23,498
Other comprehensive loss	—	—	—	—	—	—	(32,760)	(32,760)
BALANCE AT SEPTEMBER 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,562,362	$(11,697,872)	$(32,760)	$30,235,509

For the Three Months Ended September 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969
Net loss	—	—	—	—	—	(2,519,996)	—	(2,519,996)
Share based compensation	—	—	—	—	23,498	—	—	23,498
Other comprehensive income	—	—	—	—	—	—	38	38
BALANCE AT SEPTEMBER 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,562,362	$(11,697,872)	$(32,760)	$30,235,509
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2020	3,074,998	$153,750	$(153,750)	$(2,501,344)	$—	$(2,501,344)
Net loss	—	—	—	(4,726,939)	—	(4,726,939)
BALANCE AT SEPTEMBER 30, 2021	3,074,998	$153,750	$(153,750)	$(7,228,283)	$—	$(7,228,283)

For the Three Months Ended September 30, 2021
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT JUNE 30, 2021	3,074,998	$153,750	$(153,750)	$(5,833,020)	$—	$(5,833,020)
Net loss	—	—	—	(1,395,263)	—	(1,395,263)
BALANCE AT SEPTEMBER 30, 2021	3,074,998	$153,750	$(153,750)	$(7,228,283)	$—	$(7,228,283)
The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,960,978)	$(4,726,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,483,615	1,071,971
Share based compensation	23,498	—
Fair value remeasurement of earnout consideration	(4,684,000)	—
Fair value remeasurement of contingent value rights	1,214,560	—
Gain on sale of assets	(1,229,133)	—
Interest and accretion expense	618,983	1,004,964
Changes in assets and liabilities:
Trade accounts receivable	(1,236,634)	—
Inventories	(82,264)	—
Prepaid income taxes	(11,297)	—
Other assets, net	26,113	—
Accounts payable	(3,065,340)	1,819,194
Accrued compensation and benefits	(903,425)	267,451
Customer deposits	4,462,156	—
Other accrued liabilities	59,850	—
Accrued interest	(1,056,876)	—
Net cash used in operating activities	(6,341,172)	(563,359)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116,307)	—
Acquisition of business, net of cash acquired	(10,199,835)	—
Proceeds from the sale of property, plant and equipment held for sale	6,297,115	479,983
Proceeds from the sale of investments	218,301	—
Proceeds from earnout consideration on sale of assets	1,500,000	—
Net cash (used in) provided by investing activities	(2,300,726)	479,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	150,000	150,000
Payments against loan payable principal	(4,500,000)	—
Payments related to equity issuance costs	(2,699,370)	—
Proceeds from the issuance of preferred stock upon closing of private placement	32,000,000	—
Payments for contingent value rights distributions	(8,745,628)	—
Net cash provided by financing activities	16,205,002	150,000
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,563,104	66,624
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,966	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,582,070	$66,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$11,297	$—
Interest paid	1,070,853	3,097
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for conversion of related party payables	2,350,000	—
Issuance of common stock for conversion of working capital note payable	500,000	—
Issuance of common stock for the acquisition of HEC and E-Gear	12,781,234	—
Effect of reverse capitalization	1,594,779	—
Contingent consideration related to merger transaction	(4,684,000)	—
Operating right of use assets obtained in exchange for lease obligations	127,902	—

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

In addition, on March 28, 2022 and immediately prior to the closing of the merger, Pineapple Energy completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”). Subsequent to these transactions, the Company operates in two distinct business segments – the Solar segment, which consists of the residential and commercial solar businesses of Pineapple Energy, HEC, and E-Gear, and the IT Solutions & Services segment, which consists of the solutions services business of legacy Communications Systems, Inc. (“CSI”).

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with Pineapple Energy’s audited financial statements and notes thereto for the year ended December 31, 2021 included on the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2022. The accompanying condensed balance sheet at December 31, 2021 has been derived from the audited balance sheet at December 31, 2021 contained in the above-referenced Form 8-K/A. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

PIPE Transaction

On March 28, 2022, following the closing of the merger, the Company closed on a $32.0 million private investment in public entity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $13.60 per share into the Company’s common stock, together with warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of the HEC Asset Acquisition, to repay $4.5 million ($5.6 million including five-year interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of reserves for doubtful accounts, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of the term loan payable and related assets at the date of acquisition, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The restricted cash and cash equivalents on the balance sheet as of September 30, 2022 are funds that can only be used to support the legacy CSI business, will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of September 30, 2022 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, stock options, warrants and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and nine-month periods ended September 30, 2022. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both September 30, 2022 and 2021. Warrants totaling 2,353,936 would have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2022, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period. For the three and nine months ended September 30, 2021, there were no potentially dilutive securities.

Accounting Standards Issued

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

As a result of the reverse merger, the acquired assets and assumed liabilities of CSI were remeasured and recognized at fair value as of the acquisition date. The total purchase price represents the fair value of the Company common stock held by legacy CSI shareholders at the time of the merger (2,429,341 shares of common stock). The fair value of this purchase consideration was $19,872,009 using the publicly traded Company stock price at the merger date, which is allocated at the merger date between the liability associated with the Company’s obligation to pay legacy CSI shareholders cash as part of the CVRs discussed below and equity based on their respective fair values (Level 3 fair values).

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. The assets and liabilities of CSI were recorded within the IT Solutions & Services segment and reporting unit as of the merger date at their respective fair value. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. Remaining legacy assets to be sold include JDL and Ecessa, the Company’s IT Solutions & Services operating segment.

The purchase price allocation for the merger is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$1,919,593
Investments	3,155,443
Accounts receivable	1,821,199
Inventory	138,767
Other assets	1,316,813
Property, plant, and equipment	117,774
Current assets held for sale	6,566,855
Intangible assets	2,607,000
Goodwill	6,764,300
Total assets	24,407,744

Accounts payable	2,562,346
Accrued expenses	1,013,004
Deferred revenue	960,385
Total liabilities	4,535,735

Net assets acquired	$19,872,009

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

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the three and nine months ended September 30, 2022, which included $1,860,111 and $3,679,990 of revenue (including $39,211 and $99,975 in intercompany revenue), respectively, and a net loss of $116,668 and $618,626, respectively.

HEC Asset Acquisition

On March 28, 2022, immediately prior to the closing of the merger, Pineapple Energy completed its acquisition of substantially all of the assets of HEC and E-Gear and assumed certain liabilities of HEC and E-Gear pursuant to the Asset Purchase Agreement dated March 1, 2021, as amended by Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021, by and among Pineapple Energy as Buyer, HEC and E-Gear as Sellers, and Steve P. Godmere, as representative for the Sellers. This acquisition was an expansion in the residential solar market and is a strategic start to the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. At the closing of this acquisition, Pineapple Energy issued 6,250,000 Class B units, which upon the closing of the merger were converted into 1,562,498 shares of the Company’s common stock, with a fair value of $12,781,234 using the publicly traded stock price at the merger date. The sellers received $12,500,000 in initial cash consideration, less $164,888 in working capital adjustments, bringing the aggregate purchase price to $25,116,346, with cash acquired totaling $215,684.

The assets and liabilities of HEC and E-Gear were recorded within the Solar segment as of the merger date at their respective fair values. The purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed and has been provisionally allocated as follows:

Cash and cash equivalents	$215,684
Accounts receivable	880,169
Inventory	1,572,062
Other assets	108,432
Property, plant, and equipment	182,135
Intangible assets	13,800,000
Goodwill	9,802,552
Total assets	26,561,034

Total liabilities	(1,444,688)

Net assets acquired	$25,116,346

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

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the three and nine months ended September 30, 2022, which included $5,873,707 and $10,289,655 of revenue, respectively and a net loss of $305,482 and $816,180, respectively.

Transaction costs related to the merger and HEC Asset Acquisition totaled $0 and $545,934 incurred by Pineapple Energy during the three months ended September 30, 2022 and 2021, respectively and $968,505 and $1,977,436 incurred during the nine months ended September 30, 2022 and 2021, respectively, and were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger and HEC Asset Acquisition as of January 1, 2021. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $548,726 and excludes transaction costs totaling $265,383 and $1,088,444 for the three months ended September 30, 2022 and 2021, respectively. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $539,389 and $1,647,709 and excludes transaction costs totaling $3,177,327 and $3,831,818 for the nine months ended September 30, 2022 and 2021, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net revenue	$7,709,062	$6,072,680	$19,124,301	$16,025,351
Net loss	(2,257,309)	(2,386,451)	(3,162,376)	(8,701,410)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity as of September 30, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of September 30, 2022, the fair value of the Merger Earnout Shares was $0, resulting in a gain on the fair value remeasurement of the earnout consideration totaling $4,684,000 during the nine months ended September 30, 2022, which was recorded in other income (expense) within the condensed consolidated statements of operations.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. In accordance with ASC 606-10-50-5, the following tables present how we disaggregated our revenues for the three and nine months ended September 30, 2022. There was $25,417 in commission revenue during each of the three and nine months ended September 30, 2021.

The Solar segment classifies its revenue by type as follows:

	Solar Revenue by Type
	Three Months Ended September 30	Nine Months Ended September 30
	2022	2022
Residential contracts	$5,800,813	$10,180,214
Commercial contracts	72,894	109,441
Commission revenue	14,455	48,828
	$5,888,162	$10,338,483

The IT Solutions & Services segment classifies its revenue (including $39,211 and $99,975 of intercompany revenue for the three and nine months ended September 30, 2022, respectively) by customer group and type as follows:

	IT Solutions & Services Revenue by Customer Group
	Three Months Ended September 30	Nine Months Ended September 30
	2022	2022
Financial & Legal	$577,145	$1,122,624
Healthcare	242,638	488,574
Education	57,476	115,171
Other commercial clients	982,852	1,953,621
	$1,860,111	$3,679,990

	IT Solutions & Services Revenue by Type
	Three Months Ended September 30	Nine Months Ended September 30
	2022	2022
Project & product revenue	$209,127	$468,145
Services & support revenue	1,650,984	3,211,845
	$1,860,111	$3,679,990

NOTE 5 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of September 30, 2022. There were no restricted cash equivalents or investments as of December 31, 2021.

September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$959,541	$—	$—	$959,541	$959,541	$—	$—
Subtotal	959,541	—	—	959,541	959,541	—	—

Investments:
Corporate Notes/Bonds	2,725,561	—	(71,178)	2,654,383	—	2,654,383	—
Subtotal	2,725,561	—	(71,178)	2,654,383	—	2,654,383	—

Total	$3,685,102	$—	$(71,178)	$3,613,924	$959,541	$2,654,383	$—

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of September 30, 2022:

	Amortized Cost	Estimated Market Value
Due within one year	$2,725,561	$2,654,383
Due after one year through five years	—	—
	$2,725,561	$2,654,383

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

NOTE 6 – INVENTORIES

Inventories are summarized below. There were no inventories as of December 31, 2021.

September 30,
2022
Finished goods	$14,207
Raw materials	1,778,886
$1,793,093

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company recorded a provisional goodwill balance totaling $16,567,000 as of September 30, 2022. See further discussion within Note 3, Business Combinations. As noted in Note 2, Summary of Significant Accounting Policies, goodwill is tested annually for impairment on October 1st and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not recoverable. As a result of the Company’s declining stock price during the third quarter of 2022, the Company performed an interim qualitative impairment assessment. Based on this assessment, the Company concluded that it was more likely than not that our goodwill and long-lived assets were not impaired.

Including the provisional intangible assets totaling $16,407,000 as of September 30, 2022 discussed within Note 3, Business Combinations, the Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	$15,988,882	$(3,322,182)	$12,666,700
Developed technology	3,397,000	(466,500)	2,930,500
Customer relationships	1,309,000	(128,975)	1,180,025
	$20,694,882	$(3,917,657)	$16,777,225

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Tradename & trademark	$4,287,882	$(1,507,612)	$2,780,270
	$4,287,882	$(1,507,612)	$2,780,270

Amortization expense on these identifiable intangible assets was $1,026,362 and $357,324 during the three months ended September 30, 2022 and 2021, respectively and $2,410,045 and $1,071,971 during the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q4 2022	$1,034,449
2023	4,037,896
2024	2,686,933
2025	2,437,683
2026	1,876,100
Thereafter	4,704,164

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Loan Payable

As of September 30, 2022 and December 31, 2021, Pineapple Energy had $3,000,000 and $7,500,000, respectively, in a loan payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. At December 31, 2021, the combined loan and accrued interest balance was $6,194,931. The balance at September 30, 2022, after giving effect to the $5,557,000 payment of principal and accrued interest on March 29, 2022, was $1,257,038. A new effective interest rate of approximately 52.9% was established during the first quarter of 2022 based on the carrying value of the revised cash flows.

Interest and accretion expense was $151,024 and $618,983 for three and nine months ended September 30, 2022, respectively, and $266,473 and $995,743 for the three and nine months ended September 30, 2021, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

Interest expense was $0 and $13,977 for the three and nine months ended September 30, 2022, respectively, and was $7,402 and $9,221 for the three and nine months ended September 30, 2021, respectively.

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

Other Contingencies

During the first quarter of 2022, the two lawsuits that were filed on behalf of purported CSI shareholders relating to the Registration Statement on S-4 that we filed on November 12, 2021 (the “Registration Statement”) in connection with the merger, among other matters, were voluntarily dismissed. The first complaint was filed on December 13, 2021 by Bashir Rivera in the United States District Court for the Southern District of New York and is captioned Rivera v. Communications Systems, Inc., et al., No. 1:21-cv-10637-NRB. The second complaint was filed on December 28, 2021 by Allen Chaidez in the United States District Court for the Eastern District of New York and is captioned Chaidez v. Communications Systems, Inc., et al., No. 1:21-cv-07155-MKB-VMS. The Rivera action was voluntarily dismissed on February 24, 2022. The Chaidez action was voluntarily dismissed on March 24, 2022. As of September 30, 2022, there were no material legal proceedings pending relating to the Registration Statement.

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 9 – STOCK-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. The 2022 Plan authorizes the issuance of up to 750,000 shares of common stock. At September 30, 2022, no shares had been issued under the 2022 Plan, 470,888 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 279,112 shares were available for grant under future awards.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs under the 2022 Plan over the period December 31, 2021 to September 30, 2022:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding – December 31, 2021	—	$—
Granted	470,888	2.00
Issued	—	—
Forfeited	—	—
Outstanding – September 30, 2022	470,888	$2.00

Compensation Expense

Share-based compensation expense recognized for each of the three and the nine months ended September 30, 2022 was $23,498. There was no share-based compensation expense for the three and nine months ended September 30, 2021. Unrecognized compensation expense related to outstanding RSUs was $918,278 at September 30, 2022 and is expected to be recognized over a weighted-average period of 2.2 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

NOTE 10 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of September 30, 2022, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over common stock.

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

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of September 30, 2022, there were 3,000,000 shares of Convertible Preferred Stock authorized and 32,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to September 30, 2022. All 2,352,936 PIPE Warrants remain outstanding as of September 30, 2022.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of September 30, 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of September 30, 2022.  In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

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

The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2022. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company was a pass through entity in 2021.

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

Information concerning the Company’s operations in its segments for the three- and nine-month periods ended September 30, 2022 and 2021 are as follows:

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Three Months Ended September 30, 2022
Sales	$5,888,162	$1,860,111	$—	$(39,211)	$7,709,062
Cost of sales	4,483,989	1,211,331	—	—	5,695,320
Gross profit	1,404,173	648,780	—	(39,211)	2,013,742
Selling, general and
administrative expenses	1,250,734	620,471	1,290,982	(39,211)	3,122,976
Amortization expense	863,574	162,788	—	—	1,026,362
Transaction costs	—	3,018	262,365	—	265,383
Operating loss	(710,135)	(137,497)	(1,553,347)	—	(2,400,979)
Other income (expense)	(149,065)	20,829	9,219	—	(119,017)
Loss before income tax	$(859,200)	$(116,668)	$(1,544,128)	$—	$(2,519,996)

Depreciation and amortization	$878,853	$184,204	$—	$—	$1,063,057

Capital expenditures	$101,456	$3,736	$—	$—	$105,192

Assets	$41,572,863	$9,676,492	$—	$—	$51,249,355

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Three Months Ended September 30, 2021
Sales	$25,417	$—	$—	$—	$25,417
Cost of sales	—	—	—	—	—
Gross profit	25,417	—	—	—	25,417
Selling, general and
administrative expenses	241,728	—	—	—	241,728
Amortization expense	357,324	—	—	—	357,324
Transaction costs	545,934	—	—	—	545,934
Operating loss	(1,119,569)	—	—	—	(1,119,569)
Other expense	(275,694)	—	—	—	(275,694)
Loss before income tax	$(1,395,263)	$—	$—	$—	$(1,395,263)

Depreciation and amortization	$357,324	$—	$—	$—	$357,324

Assets	$3,205,000	$—	$—	$—	$3,205,000

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Nine Months Ended September 30, 2022
Sales	$10,338,483	$3,679,990	$—	$(99,975)	$13,918,498
Cost of sales	7,966,159	2,567,203	—	—	10,533,362
Gross profit	2,372,324	1,112,787	—	(99,975)	3,385,136
Selling, general and
administrative expenses	2,683,953	1,442,286	2,627,532	(99,975)	6,653,796
Amortization expense	2,084,470	325,575	—	—	2,410,045
Transaction costs	949,330	80,501	417,453	—	1,447,284
Operating loss	(3,345,429)	(735,575)	(3,044,985)	—	(7,125,989)
Other income (expense)	(628,376)	116,949	4,676,438	—	4,165,011
Income (loss) before income tax	$(3,973,805)	$(618,626)	$1,631,453	$—	$(2,960,978)

Depreciation and amortization	$2,108,901	$374,714	$—	$—	$2,483,615

Capital expenditures	$106,421	$9,886	$—	$—	$116,307

		IT Solutions &		Intercompany
	Solar	Services	Other	Eliminations	Total
Nine Months Ended September 30, 2021
Sales	$25,417	$—	$—	$—	$25,417
Cost of sales	—	—	—	—	—
Gross profit	25,417	—	—	—	25,417
Selling, general and
administrative expenses	697,985	—	—	—	697,985
Amortization expense	1,071,971	—	—	—	1,071,971
Transaction costs	1,977,436	—	—	—	1,977,436
Operating loss	(3,721,975)	—	—	—	(3,721,975)
Other expense	(1,004,964)	—	—	—	(1,004,964)
Loss before income tax	$(4,726,939)	$—	$—	$—	$(4,726,939)

Depreciation and amortization	$1,071,971	$—	$—	$—	$1,071,971

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 are summarized below. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

	September 30, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$959,541	$—	$—	$959,541
Subtotal	959,541	—	—	959,541

Short-term investments:
Corporate notes/bonds	—	2,654,383	—	2,654,383
Subtotal	—	2,654,383	—	2,654,383

Liabilities:
Contingent value rights	—	—	(10,743,224)	(10,743,224)
Earnout consideration	—	—	—	—
Subtotal	—	—	(10,743,224)	(10,743,224)

Total	$959,541	$2,654,383	$(10,743,224)	$(7,129,300)

The estimated fair value of the CVRs as of September 30, 2022 was $10,743,224, as noted above. The Company recorded a $1,214,560 loss on the fair value remeasurement of the CVRs during the second quarter of 2022 related to a $1,500,000 gain on an earnout payment realized in the second quarter of 2022 related to legacy CSI’s sale of its Electronics and Software segment in 2021 offset with a $285,440 loss on held for sale assets. The Company paid $8,745,628 in CVR distributions during the third quarter of 2022.

The estimated fair value of the earnout consideration as of September 30, 2022 was $0. As noted in Note 3, Business Combinations, the estimated fair value is considered a Level 3 measurement. In order to update the fair value at September 30, 2022, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a total gain of $4,684,000 during the nine months ended September 30, 2022 related to the earnout consideration.

The fair value remeasurements noted above were both recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended September 30, 2022.

NOTE 14 – SUBSEQUENT EVENTS

SUNation Acquisition

On November 9, 2022, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Solar Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Scott Maskin, James Brennan, Scott Sousa and Brian Karp (collectively, the “Sellers”), and Scott Maskin as representative of each seller, pursuant to which the Company directly or indirectly acquired all of the issued and outstanding equity of SUNation Solar Systems, Inc. and five of its affiliated entities: SUNation Commercial, Inc., SUNation Service, Inc., SUNation Electric, Inc., SUNation Energy, LLC, and SUNation Roofing, LLC (collectively, the “Acquired Companies”). Each of SUNation Service, Inc. and SUNation Electric, Inc. were acquired through a merger with and into Merger Sub, with Merger Sub surviving each merger, pursuant to a Plan of Merger, dated as of November 9, 2022 (the “Plan of Merger”). The mergers closed contemporaneously with signing the Transaction Agreement. This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers.

The Company acquired the equity of the Acquired Companies from Sellers for an aggregate purchase price of approximately $21.9 million, comprised of (a) $2.39 million in cash consideration paid at closing, (b) the issuance at closing of a $5.0 million Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock pursuant to the Plan of Merger, and (e) potential earn-out payments of up to $2.5 million for each of fiscal years 2023 and 2024, based on the percentage of year-over-year EBITDA growth of the Acquired Companies, as set forth in the Transaction Agreement (the “Earnout”).

The Short-Term Note is secured as described below and matures on August 9, 2023. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. Both the Short-Term Note and Long-Term Note may be prepaid at the Company’s option at any time without penalty.

Pursuant to a Limited Pledge and Security Agreement among the Company and Sellers, dated November 9, 2022 (the “Pledge Agreement”), the Short-Term Note is secured by a pledge by the Company and Merger Sub of the equity of the Acquired Companies purchased under the Transaction Agreement. While the Short-Term Note remains outstanding, the Company also agrees to certain negative covenants with respect to the operation of the Acquired Companies, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business. If Sellers exercise their remedies under the Pledge Agreement (due to an event of default by the Company under the Short-Term Note or the Pledge Agreement), Sellers would be able recover the pledged equity of the Acquired Companies and the Company’s remaining obligations under the Short-Term Note and the Long-Term Note would be cancelled in their entirety and would be of no further force and effect. The Company’s obligations to make any Earnout payment under the Transaction Agreement would also be terminated. The Pledge Agreement will automatically terminate upon the payment of all amounts due under the Short-Term Note.

As a result of the timing of the acquisition in proximity to the filing date, not all disclosures as required under ASC 805 are presented herein (including a preliminary purchase price allocation and certain pro-forma information) as the initial accounting for the business combination is incomplete at the time the financial statements were issued.

PIPE Investment Reset

Following market close on November 9, 2022, the Company also entered into a separate Consent, Waiver and Amendment with each of the Company’s existing PIPE Investors whereby these investors provided certain waivers to the anti-dilution protections that reset the conversion price of the Convertible Preferred Stock to $4.00 and reset the strike price on certain of the PIPE Warrants to $4.00 from $13.60. Following the adjustments, the Company’s $32 million of Convertible Preferred Stock preference is currently convertible into approximately 8.0 million shares of common stock at $4.00 per share and the PIPE Investors hold PIPE Warrants to purchase approximately 4.0 million shares of common stock at $4.00 per share and PIPE Warrants to purchase approximately 1.2 million shares of common stock at $13.60 per share. The conversion price of the Convertible Preferred Stock and the conversion price of the PIPE Warrants and the number of shares issuable upon exercise of the PIPE Warrants continue to be subject to further adjustment in accordance with their terms.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of September 30, 2022 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted in Note 14, the Company entered into a $5.0 million Short-Term Note that is due on August 9, 2023. Based on the Company’s current financial position, which includes approximately $4.6 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to repay the Short-Term Note obligation, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need additional capital resources. Management plans to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

•we need to obtain substantial additional financing arrangements to continue as a going concern and provide working capital and growth capital;

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

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

IT Solutions & Services Segment

Through the Company’s legacy subsidiaries, JDL and Ecessa, the Company provides technology solutions, including virtualization, managed services, wired and wireless network design and implementation, and hybrid cloud infrastructure and deployment, and designs, develops and sells SD-WAN (software-designed wide-area network) solutions. As previously disclosed, the Company expects to dispose of JDL and Ecessa.

SUNation Acquisition

On November 9, 2022, we entered into a Transaction Agreement (the “Transaction Agreement”) with Solar Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Merger Sub”), Scott Maskin, James Brennan, Scott Sousa and Brian Karp (collectively, the “Sellers”), and Scott Maskin as representative of each seller, pursuant to which we directly or indirectly acquired all of the issued and outstanding equity of SUNation Solar Systems, Inc. and five of its affiliated entities: SUNation Commercial, Inc., SUNation Service, Inc., SUNation Electric, Inc., SUNation Energy, LLC, and SUNation Roofing, LLC (collectively, the “Acquired Companies”). This acquisition was a further expansion in the residential and commercial solar markets and fits into our overall acquisition growth plan as we look to expand further through the acquisition of regional residential solar companies and energy technology solution providers.

We acquired the equity of the Acquired Companies from Sellers for an aggregate purchase price of approximately $21.9 million, comprised of (a) $2.39 million in cash consideration paid at closing, (b) the issuance at closing of a $5.0 million Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock, and (e) potential earn-out payments of up to $2.5 million for each of fiscal years 2023 and 2024, based on the percentage of year-over-year EBITDA growth of the Acquired Companies, as set forth in the Transaction Agreement (the “Earnout”).

The Short-Term Note is secured as described below and matures on August 9, 2023. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. We will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. Both the Short-Term Note and Long-Term Note may be prepaid at our option at any time without penalty.

Pursuant to a Limited Pledge and Security Agreement among the Company and Sellers, dated November 9, 2022 (the “Pledge Agreement”), the Short-Term Note is secured by a pledge by us and Merger Sub of the equity of the Acquired Companies. While the Short-Term Note remains outstanding, we also agree to certain negative covenants with respect to the operation of the Acquired Companies, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business. If Sellers exercise their remedies under the Pledge Agreement (due to an event of default by us under the Short-Term Note or the Pledge Agreement), Sellers would be able recover the pledged equity of the Acquired Companies and our remaining obligations under the Short-Term Note and the Long-Term Note would be cancelled in their entirety and would be of no further force and effect. Our obligations to make any Earnout payment under the Transaction Agreement would also be terminated. The Pledge Agreement will automatically terminate upon the payment of all amounts due under the Short-Term Note.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI, Pineapple Energy, HEC and E-Gear following the closing of the merger on March 28, 2022.

Consolidated sales were $7,709,062 in the third quarter of 2022 and $25,417 in the third quarter of 2021. Sales in the third quarter of 2022 consisted of $5,888,162 from the Solar segment (primarily from residential solar sales by HEC), $1,860,111 from the IT Solutions & Services segment, and $(39,211) in intercompany eliminations. Sales in the third quarter of 2021 were related to commissions revenue on third-party installations.

Consolidated gross profit was $2,013,742 in the third quarter of 2022, with $1,404,173 generated from the Solar segment, $648,780 from the IT Solutions & Services segment, and $(39,211) in intercompany eliminations. Consolidated gross profit was $25,417 in the third quarter of 2021.

Consolidated operating expenses included selling, general and administrative expenses, amortization expense and transaction costs and increased 285.6% to $4,414,721 in the third quarter of 2022 as compared to $1,144,986 in the third quarter of 2021. Consolidated selling, general and administrative expenses increased to $3,122,976 in the third quarter of 2022 from $241,728 in the third quarter of 2021 due primarily to $1,811,471 in selling, general and administrative costs of the acquired businesses and $1,290,982 in corporate overhead costs in the third quarter of 2022. Amortization expense increased $669,038 to $1,026,362 in the third quarter of 2022 due to amortization of intangible assets acquired through the merger and HEC Asset Acquisition. Transaction costs decreased $280,551 to $265,383 in the third quarter of 2022, since the merger and HEC Asset Acquisition were consummated in the first quarter of 2022.

Consolidated other expense was $119,017 in the third quarter of 2022 as compared to $275,694 in the third quarter of 2021. The decrease is primarily related to a decrease in interest and accretion expense.

Consolidated operating loss in the third quarter of 2022 increased to $2,400,979 from an operating loss of $1,119,569 in the third quarter of 2021. Net loss in the third quarter of 2022 was $2,519,996, or $(0.34) per diluted share, compared to net loss of $1,395,263, or $(0.45) per diluted share, in the third quarter of 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Consolidated sales were $13,918,498 in the first nine months of 2022 and $25,417 in the first nine months of 2021. Sales in the first nine months of 2022 consisted of $10,338,483 from the Solar segment (primarily from residential solar sales by HEC), $3,679,990 from the IT Solutions & Services segment, and $(99,975) in intercompany eliminations.

Consolidated gross profit was $3,385,136 in the first nine months of 2022, with $2,372,324 generated from the Solar segment, $1,112,787 from the IT Solutions & Services segment, and $(99,975) in intercompany eliminations. Consolidated gross profit was $25,417 in the first nine months of 2021.

Consolidated operating expenses included selling, general and administrative expenses, amortization expense and transaction costs increased 180.5% to $10,511,125 in the first nine months of 2022 as compared to $3,747,392 in the first nine months of 2021. Consolidated selling, general and administrative expenses increased to $6,653,796 in the first nine months of 2022 from $697,985 in the first nine months of 2021 due primarily to $3,574,286 in selling, general and administrative costs of the acquired businesses and $2,627,532 in corporate overhead costs in the first nine months of

2022. Amortization expense increased $1,338,074 to $2,410,045 in the first nine months of 2022 due to intangible assets acquired through the merger and HEC Asset Acquisition. Transaction costs decreased $530,152 to $1,447,284 in the first nine months of 2022, due to the consummation of the merger and HEC Asset Acquisition in the first quarter of 2022.

Consolidated other income was $4,165,011 in the first nine months of 2022 as compared to $1,004,964 in consolidated other expense in the first nine months of 2021. The current year period included a $4,684,000 gain on the fair value remeasurement of the Company’s earnout consideration and a $1,229,133 gain on sale of assets, partially offset by a $1,214,560 loss on the fair value remeasurement of the CVRs, as discussed further in Note 13, Fair Value Measurements.

Consolidated operating loss in the first nine months of 2022 increased to $7,125,989 from an operating loss of $3,721,975 in the first nine months of 2021. Net loss in the first nine months of 2022 was $2,960,978, or $(0.49) per diluted share, compared to net loss of $4,726,939, or $(1.54) per diluted share, in the first nine months of 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $10,236,453 in cash, restricted cash and cash equivalents, and liquid investments. Of this amount, $959,541 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the FDIC or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,654,383 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at September 30, 2022.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at September 30, 2022, $4,578,099 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $8,535,469 at September 30, 2022, consisting of current assets of $17,205,232 and current liabilities of $8,669,763, compared to working capital of $(2,872,233) at December 31, 2021 consisting of current assets of $18,966 and current liabilities of $2,891,199.

Cash flow used in operating activities was $6,341,172 in the first nine months of 2022 as compared to $563,359 in the same period of 2021. Significant working capital changes from December 31, 2021 to September 30, 2022 included an increase in customer deposits of $4,462,156, a decrease in accounts payable of $3,065,340 and an increase in accounts receivable of $1,236,634.

Net cash used in investing activities was $2,300,726 in the first nine months of 2022 compared to net cash provided by investing activities of $479,983 in the same period of 2021. Net cash used in the 2022 period was primarily related to $10,199,835 in net cash paid for the HEC Asset Acquisition and the merger, partially offset by $6,297,115 in proceeds from the sale of assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash provided by financing activities was $16,205,002 in the first nine months of 2022 compared to $150,000 in the same period of 2021. In the first quarter of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,370 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan in the first quarter of 2022, as discussed further in Note 8, Commitments and Contingencies. During the third quarter of 2022, the Company paid $8,745,628 in CVR distributions.

As discussed above and in Note 14, Subsequent Events, on November 9, 2022, the Company, in connection with the SUNation acquisition, paid $2.39 million in cash and entered into the Short-Term Note and the Long-Term Note. The Short-Term Note matures on August 9, 2023. Also as discussed above, of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at September 30, 2022, $4,578,099 consist of funds that can only be used to support the legacy CSI business, are restricted under the CVR agreement and cannot be used to support the working capital needs of the Pineapple Energy business.

Based on the Company’s current financial position, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to repay the Short-Term Note obligation, a factor which raises substantial doubt about the Company’s ability to continue as a going concern.

As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition. To the extent that additional funds are raised through the sale of equity or securities convertible into or exercisable for equity securities, the issuance of securities will result in dilution to the Company’s shareholders. Further, certain transactions could trigger an adjustment to the exercise price of the Convertible Preferred Stock and PIPE Warrants, which would lead to a corresponding increase in the number of shares of common stock issuable upon exercise of the PIPE Warrants, further diluting the Company’s shareholders.

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of September 30, 2022 was estimated at $10,743,224 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

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

Accounting for Business Combinations: We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, contingent value rights and contingent consideration at fair value. The initial recording of goodwill, other identifiable intangible assets, contingent value rights and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The contingent consideration and contingent value rights liability are adjusted to fair value each reporting period with any adjustments recorded within the statement of operations. For additional details, see Note 3, Business Combinations and Note 7, Goodwill and Intangible Assets.

Revenue Recognition: The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services.

Within the Company’s Solar segment, revenue is recognized when there is a transfer of control of promised goods or services to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. The Company sells solar power systems under construction and development agreements to residential and commercial customers. The completed system is sold as a single performance obligation. For residential contracts, revenue is recognized at the point-in-time when the systems are placed into service. Any advance payments received in the form of customer deposits are recorded as contract liabilities. Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenue from commercial contracts is recognized as work is performed based on the estimated ratio of costs incurred to date to the total estimated costs at the completion of the performance obligation.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors from the Combined Company Risks section disclosed in the Form 10-K, except the following two new risk factors are added:

The Company needs to raise additional capital to fund its operations and repay its obligations, which funding may not be available on favorable terms or at all and may lead to substantial dilution to the Company’s existing shareholders. Further, there is substantial doubt about the Company’s ability to continue as a going concern, which conditions may adversely affect the Company’s stock price and its ability to raise capital.

Based on the Company’s current financial position, including the approximately $4.6 million of cash, restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to repay the Short-Term Note obligation. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition.

Raising additional capital may be costly or difficult to obtain and could significantly dilute the Company’s shareholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings or convertible debt or other exchangeable securities, the terms of these securities may include liquidation or other preferences that adversely affect the rights of the Company’s common shareholders. To the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the Company’s existing shareholders with be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making capital expenditures. Further, certain transactions could trigger a reset of the exercise price of the Convertible Preferred Stock and PIPE Warrants, which would lead to a corresponding increase in the number of shares of common stock issuable upon exercise of the PIPE Warrants, further diluting the Company’s shareholders.

In addition, the fact that there is substantial doubt about the Company’s ability to continue as a going concern and that the Company is operating under these conditions may adversely affect the Company’s stock price and its ability to raise capital.

The Company may have difficulty integrating the businesses from the SUNation transaction with its existing operations or otherwise obtaining the strategic benefits of the acquisition.

The impact of the SUNation acquisition on the Company’s business, operating results and financial condition is uncertain. The Company may have difficulty assimilating the Acquired Companies’ businesses and their products, services, technologies and personnel into the Company’s existing operations. These difficulties could disrupt the Company’s ongoing business, distract its management and workforce, increase the Company’s expenses and materially adversely affect the Company’s operating results and financial condition.

The acquisition involves other potential risks, including:

•the failure to successfully integrate personnel, departments and systems, including IT and accounting systems, technologies, books and records, and procedures;

•the need for additional investments post-acquisition that could be greater than anticipated;

•the assumption of liabilities of the Acquired Companies that could be greater than anticipated;

•incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect the Company’s operating results;

•unforeseen difficulties related to entering geographic regions or industries in which it does not have prior experience; and

•the potential loss of key employees or existing customers or adverse effects on existing business relationships with suppliers and customers.

Additionally, the Company cannot ensure that the expected benefits of SUNation acquisition will be realized or will be realized within the time frames it expects. Unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable through indemnification or as an adjustment to the purchase price. The price the Company paid for the Acquired Companies may exceed the value it realizes, the Company cannot provide assurance that it will obtain the expected revenues, anticipated synergies and strategic benefits of the SUNation acquisition within the time it expects or at all.

In connection with the SUNation acquisition, the Company incurred additional indebtedness with the issuance of the Short-Term Note and the Long-Term Note. While the Short-Term Note remains outstanding, the Company is subject to certain negative covenants with respect to the operation of the Acquired Companies, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business.

Further, although the Company looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers, there can be no assurance that the Company will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, have sufficient capital or funding to acquire them, or obtain any required shareholder or regulatory approvals needed, despite the effort and management attention invested.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are included herewith:

2.1

Transaction Agreement, dated November 9, 2022, by and among Pineapple Energy Inc., Solar Merger Sub, LLC, Scott Maskin, James Brennan, Scott Sousa, Brian Karp and Scott Maskin as representative of each seller, including the forms of the Plan of Merger, the Pledge and Security Agreement, the Short-Term Limited Recourse Secured Promissory Note and the Long-Term Promissory Note (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 10, 2022)

3.1

Second Amended and Restated Articles of Incorporation of Pineapple Energy Inc. (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022)

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 29, 2022)

3.3	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2022)
4.1	Form of Senior Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on August 25, 2022)
4.2	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed on August 25, 2022)
10.1	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan
10.2	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan
10.3	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan
10.4	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan
10.5

Offer Letter, dated September 16, 2022, by and between Pineapple Energy Inc. and Eric Ingvaldson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022)

10.6

Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 11, 2022)

10.7

Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 10, 2022)

10.8

Employment Agreement, dated November 9, 2022, between Pineapple Energy Inc. and Scott Maskin (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 10, 2022)

10.9

Subscription Agreement between Pineapple Energy Inc. and James Brennan dated November 9, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 10, 2022)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
99.1	Press Release dated November 14, 2022 Announcing Third Quarter Results
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: November 14, 2022		Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: November 14, 2022		Chief Financial Officer