Form 10-K
period 2022-12-31
Pineapple Energy Inc.
filed 2023-04-14
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  ______to  _____

Commission File Number: 001-31588

PINEAPPLE ENERGY INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0957999
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

10900 Red Circle Drive, Minnetonka, MN 55343

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.05 par value	PEGY	Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,465,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2022.

As of March 31, 2023 there were outstanding 9,948,836 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Shareholders, if filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2022.

PART I

ITEM 1. BUSINESS

OVERVIEW

Pineapple Energy Inc.’s (herein collectively referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a growing domestic operator and consolidator of residential and commercial solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

Pineapple today is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based Hawaii Energy Connection (“HEC”) and New York-based SUNation Solar Systems (“SUNation”) entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

Through its E-Gear, LLC (“E-Gear”) business, Pineapple also develops, manufactures, and sells patented edge-of-grid energy management software and hardware technology, such as energy management control devices. These products allow homeowners to get the most out of their installed photovoltaic solar energy systems and utility grid support benefits. Our primary customers for this technology are energy services companies and other utilities.

Corporate History

Pineapple is a Minnesota corporation organized in 1969 that operates directly and through its subsidiaries located in the United States (“U.S.”).

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

In addition, on March 28, 2022 and immediately prior to the closing of the merger, Pineapple Energy completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, HEC and E-Gear. On November 9, 2022, the Company purchased the equity of New York-based SUNation Solar Systems, Inc. and five of its affiliated entities (collectively “SUNation”).

Pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses and has met the criteria to report the operations of these businesses as discontinued operations. See Note 7 of the Notes to the Consolidated Financial Statements, “Discontinued Operations.” As a result, unless otherwise noted, all information in this Form 10-K related to the JDL and Ecessa businesses will be discussed and presented as discontinued operations and the Company will report its remaining business operations as continuing operations.

Our Strategy

Our strategy is designed to provide customers with sustainable energy security by leveraging our people, technology, and processes to deliver solutions that improve the performance, increase the reliability, and reduce the cost of energy. Key elements of our strategy include:

•Capitalizing on the opportunity for industry and regional consolidation. Residential solar is a fragmented industry, with over 4,000 contractors nationwide. We believe the Sunrun-Vivint merger in 2020 started an era of consolidation and the positive impact of scale-expansion. According to Wood Mackenzie, as of 2022 Q2, 70%+ of the residential solar market is served by a regional or local installer. We believe there is a tremendous opportunity for a consolidator to rapidly scale its business and become one of the most recognized brands in the industry through acquiring, integrating, and growing leading local and regional solar sales and installation companies.

•Leverage and continue to lower our customer acquisition costs through referral programs. We already have what we believe are premier referral rates, with over 50% of installed jobs in 2022 coming from referrals or repeat customers. We believe that our existing HEC and SUNation portfolio companies form a foundation to drive improved referral performance across the network of companies we acquire, further increasing our referral rates and lowering our overall customer acquisition cost.

•Continue to grow our operations to achieve economies of scale. Residential solar is like many industries in that cost-of-goods-sold is a significant expense, and companies with greater scale can enjoy significantly lower costs throughout their equipment supply chain. As we grow both organically and through acquisitions, we expect to lower the costs of acquiring key input products such as modules, inverters, and electrical balance-of-systems components, which we anticipate should allow us to accelerate growth through lower pricing and enhanced profit margins. With scalable shared services (e.g., accounting, HR, policy, marketing, legal, IT), we believe our current approach of organic growth enhanced by acquisitions will lead to profitability and cash generation. We are also able to help our customers access various options to finance their acquisition of a solar system through referrals to a variety of solar finance companies.

•Explore potential opportunities outside of solar to become a one-stop shop for consumers’ home and energy needs. As we continue to grow our customer base, we may have new opportunities for incremental revenue by cross-selling ancillary market products such as more energy storage, smart appliance, energy management software, comfort and lighting and security markets.

We believe that the following key strengths of our business position us to execute on our M&A roll-up strategy and to distinguish us from competitors.

•Customer centric approach in market, leading to competitive customer acquisition costs. Pineapple seeks to put the customer above all else. Pineapple installers complete offerings in-house as full-service installers to have total control of the customer experience. Pineapple offers transparent, clear sales agreements and has invested in digital tools to support customers along the installation journey. Pineapple installers are active in their local communities to build a trusted brand. These activities lead to satisfied customers, as demonstrated by a high average referral rate and favorable online reviews, helping to lower future customer acquisition costs.

•A leading vendor for cutting-edge product offerings. We are a leading vendor for cutting-edge product offerings from Enphase, Tesla, FranklinWH, and other large solar product providers. As an experienced operator in the residential solar industry, we have built relationships with these large solar product providers.

•Seasoned and experienced management team. We have a strong leadership team, with deep experience in residential solar and M&A. Our founder and chief executive officer previously led various marketing, digital, product, and customer experience functions at the two largest U.S. residential solar companies. Our senior executive in charge of products and technology has more than a decade of experience in residential solar development, manufacturing, and sales. Our chief financial officer has previously scaled a business unit of a public company and was a key M&A finance leader.

Our Products and Services

The primary product we offer to customers is a photovoltaic solar energy system, which is almost always installed on the roof, although can at times be ground mounted. Solar panels, also called modules, generate direct-current electricity when they are struck by sunlight. This direct current (“DC”) is sent to an inverter, which converts the DC electricity into alternating-current (“AC”) electricity, which is the type of electricity that is needed to provide power to outlets and run home appliances and equipment The AC flows from the inverter to the home’s main electrical panel, where it is then used to supply the home’s current power needs. If there is a shortfall, the home draws the remainder needed from the traditional utility connection, often referred to as the “grid.” If the home system has excess production, the surplus is usually exported back to the grid. Residential solar systems typically provide cost savings to customers because the system’s roof-panels generate power from the sun instead of customer’s needing to purchase power from the utility. In addition, customers generally receive tax incentives and credits for the excess generation provided back to the utility.

Battery storage is an increasingly important piece of our offering. Lithium-ion batteries store excess solar generated electricity on the residential premises, as opposed to sending it back to the grid. This can generate economic benefits in markets with utility time-of-use (“TOU”) rates, whereby a homeowner is compensated at a low rate during the day for sending solar to the grid but would be charged a high rate in the evening for drawing electricity from the grid. In TOU markets, customers can store their excess power during the day and then utilize the stored power at night, thus saving money. An equally important benefit of pairing a battery with solar is that a battery will keep powering a customer’s home during a grid outage. A solar system alone will not continue providing a home with electricity if the grid is down as the utility company establishes automatic disconnects to ensure that no live current is sent back into the grid for safety reasons. When a battery is added, the system can automatically and nearly-instantaneously become a self-contained micro-grid during an outage. The home can continue utilizing the electricity generated by the panels, as well as electricity stored in the battery when the sun is not shining. In addition, the excess production from the panels during the day can be used to recharge a battery that was depleted overnight.

In the Hawaiian market we also offer energy management control devices on solar systems that are paired with batteries. This is an emerging part of the business, but soon we believe we will be able to help homeowners generate ongoing revenue streams by aggregating their batteries into a fleet, thus creating a “virtual power plant” and selling grid services to the utility. We have proprietary technology in this area, strong relationships with regulators and utilities, and are participating in ongoing requests for proposals around this opportunity.

Residential Customers Agreements

The majority of Pineapple revenue (92% of 2022 consolidated revenue) comes from photovoltaic solar energy systems and batteries for residential homeowners. The size of our residential installations vary by location. In 2022, the average system size was 6.8 kilowatts for HEC customers in Hawaii and 11.6 kilowatts for SUNation customers in Long Island, New York.

Historically, most residential homeowners have chosen to own their home system rather than pursue a third-party ownership model. Pineapple believes that it has historically been best for customers to own their own systems, but recognizes that some customers do not want to own their systems. We will continue exploring whether adding lease or purchase power agreement (“PPA”) options would be beneficial to homeowners going forward.

For customers pursuing the home ownership model, these customers typically pursue loan financing, although a small proportion pay in cash. Pineapple assists customers in obtaining loan financing options through our relationships with diverse funding sources. Under these loan financing agreements, there is typically no down-payment or upfront cost to the homeowner. A “dealer fee” is typically rolled into the principal balance, and that amount is amortized over the tenure of the loan. Customers will pay for this amount financed plus a finance charge through a monthly payment to a financing supplier.

Under the customer loan scenario, Pineapple receives cash payments from the loan company upon completion of various milestones during the installation process.

Competition

In the solar installation market, we compete with companies that offer products like ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for solar installation projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 25% of market share in the regions in which we operate. We compete with other solar installers on pricing, service, warranty, and the ability to arrange financing. We also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and reduce dependency on the traditional electrical grid. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices, the backup power capabilities of our battery storage solution and the ease by which customers can switch to electricity generated by our solar energy systems.

We believe we are a strong competitor, but the marketplace is comprised of many companies. There are over 4,000 residential solar sales and installation companies in the U.S., and most residential solar sales are competitive with customers receiving quotes from multiple companies.

We also compete with (i) companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies and (ii) solar companies with business models that are like ours. Some customers might choose to subscribe to a community solar project or renewable subscriber program with these companies or their utilities, instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utilities offer generation portfolios that are increasingly renewable in nature. We believe that we compete favorably with these companies based on our unique multi-channel approach and differentiated customer experience.

We also face competition from: purely sales organizations that acquire customers and then subcontract out the installation of solar energy systems; from those installation businesses that seek financing from external parties; from large construction companies and utilities; and from sophisticated electrical and roofing companies.

Intellectual Property

We hold registered trademarks for, among others, “Pineapple Energy Inc,” “Hawaii Energy Connection,” “SUNation Solar Systems, Inc.,” “Sungevity,” and “Horizon Solar Power.” These trademarks are important to our regional branding and growth strategy.

We hold patents related to E-Gear technologies. While these patents are an important part of our intellectual property, we are not overly dependent on any of these patents.

Government Regulation

We are not regulated as a public utility in the U.S. under applicable national, state, or other local regulatory regimes where we conduct business.

To install systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility directly to us and/or our customers. In almost all cases, interconnection permissions are issued based on a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering policies. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state, and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety. We endeavor to maintain compliance with applicable DOT, OSHA, and other comparable government regulations.

Government Incentives

Federal, state, and local government bodies provide incentives, including rebates, tax credits, and other financial incentives, to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

Some of the most significant federal incentives are expected to come from the Inflation Reduction Act of 2022 (“IRA”). In August 2022, President Biden signed the IRA. Among other provisions, the IRA extended the Investment Tax Credit (“ITC”) for homeowners. Qualifying homeowners who purchase a residential solar energy system and/or energy storage system can receive a 30% tax credit, returning a material portion of purchase price to homeowners. This 30% tax credit lasts until 2033 before stepping down to 26% in 2033, 22% in 2034, and 0% in 2035, unless extended again by Congress. Since its inception in 2005, the ITC has already been extended three times.

At the state and local level, one of the key polices in place in many states that have enabled the growth of distributed solar is net metering. Net metering provides significant value to certain customers with solar energy systems for the electricity generated by their systems but not directly consumed on site. Net metering allows a customer to pay the local electric utility only for power usage net of excess production from the customer's solar energy system. Customers receive a credit for the energy an interconnected solar energy system generates in excess of that needed by the home or business, which is provided to the electrical grid.

In addition to net metering, many states have enacted programs to further compensate homeowners who generate their own clean electricity for their contributions to society via their production of carbon-free renewable electricity. The mechanisms can vary, but solar renewable energy certificates (“SREC”) or production credits are two of the more common paths.

More than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements, and credits. Approximately 30 states and the District of Columbia have adopted a renewable portfolio standard (and eight other states have some voluntary goal) that requires regulated utilities to procure a specified percentage of total electricity delivered in the state from eligible renewable energy sources, such as solar energy systems, by a specified date.

Human Capital

As of March 31, 2023, the Company employed 255 people. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Available Information

The Company maintains a website at www.pineappleenergy.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after these documents are filed electronically with the Securities and Exchange Commission (“SEC”). To obtain copies of these reports, go to www.ir.pineappleenergy.com and click on “Financial Info,” then click on “Financial Results” to view all of our current EDGAR reports.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, like Pineapple, that file electronically with the SEC. The SEC’s website is www.sec.gov.

ITEM 1A. RISK FACTORS

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

Risks Relating to the Company’s Business

The Company’s growth strategy depends on the continued origination of solar installation agreements.

The Company’s growth strategy depends on the continued origination of solar installation agreements. The Company may be unable to originate additional solar installation agreements and related solar energy systems in the numbers or at the pace the Company currently expects for a variety of reasons, including, but not limited to, the following:

•demand for solar energy systems failing to develop sufficiently or taking longer than expected to develop;

•residential solar energy technology being unavailable at economically attractive prices as a result of factors outside of the Company’s control, including utility prices not rising as quickly as anticipated;

•issues related to financing, construction, permitting, the environment, governmental approvals and the negotiation of solar installation agreements;

•a reduction in government incentives or adverse changes in policy and laws for the development or use of solar energy, including net metering, SRECs and tax credits;

•other government or regulatory actions that could adversely affect the Company’s business model;

•supply chain issues considering most residential solar panels are manufactured outside the U.S.;

•negative developments in public perception of the solar energy industry; and

•competition from other solar companies following a business plan similar to the Company’s and other energy technologies, including the emergence of alternative renewable energy technologies.

If the challenges of originating solar installation agreements increase, the Company’s pool of available opportunities may be limited, which could have a material adverse effect on its business, financial condition, cash flows and results of operations.

If the Company fails to manage its operations and growth effectively, it may be unable to execute its business plan, maintain high levels of customer service or adequately address competitive challenges.

The Company continues to be focused on growing revenue in the future and it intends to continue its efforts to expand its business within existing and new markets. This growth may place a strain on the Company’s management, operational and financial infrastructure. The Company’s growth requires management to devote a significant amount of time and effort to maintain and expand its relationships with customers and third parties, attract new customers, arrange financing for its growth and manage its expansion into additional markets.

In addition, the Company’s current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support future growth and may require it to make additional unanticipated investments in its infrastructure. The Company’s success and ability to further scale its business will depend, in part, on its ability to manage these changes in a cost-effective and efficient manner.

If the Company cannot manage its operations and growth, it may be unable to meet its or others’ expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute its business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage the Company’s operations and growth could adversely impact its reputation, business, financial condition, cash flows and results of operations.

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

Based on the Company’s current financial position, including the approximately $4.5 million of cash, restricted cash, cash equivalents and investments that are restricted under the Company’s contingent value rights (“CVR”) agreement and cannot be used by the Company for its own working capital needs and $1.3 million of cash that can only be used to support SUNation’s operations, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to repay the $5.0 million secured short-term note that is due on August 9, 2023 (the “Short-Term Note”). As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition.

Raising additional capital may be costly or difficult to obtain and could significantly dilute the Company’s shareholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings or convertible debt or other exchangeable securities, the terms of these securities may include liquidation or other preferences that adversely affect the rights of the Company’s common shareholders. To the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the Company’s existing shareholders will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making capital expenditures. Further, certain transactions could trigger a reset of the exercise price of the Company’s outstanding Series A preferred stock (the “Convertible Preferred Stock”) and outstanding warrants (the “PIPE Warrants”) issued to investors in the March 28, 2022 private investment in public equity (“PIPE”) offering, which would lead to a corresponding increase in the number of shares of common stock issuable upon exercise of the PIPE Warrants, further diluting the Company’s shareholders.

In addition, the fact that there is substantial doubt about the Company’s ability to continue as a going concern and that the Company is operating under these conditions may adversely affect the Company’s stock price and its ability to raise capital.

The Company depends on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems.

The Company purchases solar panels, inverters, energy storage systems and other system components and instruments from a limited number of suppliers, making it susceptible to quality issues, shortages and price changes. If one or more of the suppliers the Company relies upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to it, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms and the Company’s ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components, instruments and technologies. Any need to transition to a new supplier may result in additional costs and delays in originating solar installation agreements and deploying its related solar energy systems, which in turn may result in additional costs and delays in its acquisition of such solar installation agreements and related solar energy systems. These issues could have a material adverse effect on the Company’s business, financial condition and results of operations.

There have also been periods of industry-wide shortages of key components and instruments, including batteries and inverters, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, which could potentially result in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components or instruments, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, manufacturers and suppliers experiencing high demand or insufficient production capacity for key components may allocate these key components to customers other than the Company or its suppliers. The Company’s ability to originate solar installation agreements and related solar energy systems would be reduced as a result of the allocation of key components by manufacturers and suppliers.

The Company’s supply chain and operations could be subject to natural disasters and other events beyond its control, such as earthquakes, wildfires, flooding, hurricanes, tsunamis, typhoons, volcanic eruptions, droughts, tornadoes, power outages or other natural disasters, the effects of climate change and related extreme weather, public health issues and pandemics, war, terrorism, government restrictions or limitations on trade, and geo-political unrest and uncertainties.

Increases in the cost of the Company’s solar energy systems due to tariffs and other trade restrictions imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

The United States has often considered tariffs on industry-related goods imported from other countries. For example, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to the U.S. Department of Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. On April 1, 2022, the Department initiated the inquiries, and, after conducting an investigation, issued a preliminary decision on December 2, 2022, recommending that the Biden Administration impose tariffs on certain solar panel imports from the Southeast Asian countries.

Prior to the Department of Commerce issuing its preliminary decision, the Biden Administration issued an order in June 2022 that paused the collection of any new anti-dumping or countervailing duty of certain solar cells and modules exported from Cambodia, Malaysia, Thailand, and Vietnam for two years, until June 2024. The White House initiated this “bridge” action in advance of the Department of Commerce’s preliminary decision, in effect guaranteeing no new solar tariffs for 24 months. Nonetheless, the Department’s investigation had the effect of increasing module prices and affected supply. If imposed in June 2024, the related duties could further increase module prices and affect supply, which would negatively impact our supply chain and operations.

Human rights and forced labor issues in foreign countries and the U.S. government’s response to them could also disrupt the Company’s supply chain and its operations could be adversely impacted.  For example, in response to allegations regarding forced labor in the Xinjiang Uyghur Autonomous Region of China, the Biden Administration in 2021 passed the Uyghur Forced Labor Prevention Act. This Act has led to intensive examinations, withhold release orders, and other governmental procedures that have caused supply chain and operational delays. These and other similar trade restrictions that may be imposed in the future could cause delivery and installation delays and restrict the global supply of polysilicon and solar products.

The Company’s operating results and its ability to grow may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

The Company’s quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. In addition to the other risks described in this section, the following factors could cause the Company’s operating results to fluctuate:

•expiration or initiation of any governmental rebates or incentives;

•significant fluctuations in customer demand for the Company’s solar energy systems;

•our ability to continue to expand the Company’s operations and the amount and timing of expenditures related to this expansion;

•announcements by the Company or its competitors of significant acquisitions;

•strategic partnerships, joint ventures or capital-raising activities or commitments;

•price of materials and supplies;

•availability and cost of labor;

•changes in the Company’s pricing policies or terms or those of its competitors, including centralized electric utilities;

•actual or anticipated developments in the Company’s competitors’ businesses;

•technology or the competitive landscape; and

•natural disasters or other weather or meteorological conditions.

For these or other reasons, past performance of Pineapple, HEC, E-Gear, or SUNation should not be relied upon as indications of the Company’s future performance.

The Company may have difficulty integrating the businesses from the SUNation transaction with its existing operations or otherwise obtaining the strategic benefits of the acquisition, and it may be adversely impacted by negative covenants under the Short-Term Note.

The impact of the SUNation acquisition on the Company’s business, operating results and financial condition is uncertain. The Company may have difficulty assimilating the businesses and their products, services, technologies and personnel into the Company’s existing operations. These difficulties could disrupt the Company’s ongoing business, distract its management and workforce, increase the Company’s expenses and materially adversely affect the Company’s operating results and financial condition.

The acquisition involves other potential risks, including:

•the failure to successfully integrate personnel, departments and systems, including IT and accounting systems, technologies, books and records, and procedures;

•the need for additional investments post-acquisition that could be greater than anticipated;

•the assumption of liabilities of SUNation that could be greater than anticipated;

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

Additionally, the Company cannot ensure that the expected benefits of SUNation acquisition will be realized or will be realized within the time frames it expects. Unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable through indemnification or as an adjustment to the purchase price. The price the Company paid for SUNation may exceed the value it realizes, the Company cannot provide assurance that it will obtain the expected revenues, anticipated synergies and strategic benefits of the SUNation acquisition within the time it expects or at all.

In connection with the SUNation acquisition, the Company incurred additional indebtedness with the issuance of the Short-Term Note and the Long-Term Note. While the Short-Term Note remains outstanding, the Company is subject to certain negative covenants with respect to the operation of SUNation, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business.

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

If the Company is unable to make acquisitions on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

The consummation and timing of any future acquisitions will depend upon, among other things, whether the Company is able to:

•identify attractive acquisition candidates;

•negotiate economically acceptable purchase agreements;

•obtain any required governmental or third-party consents;

•obtain financing for these acquisitions on economically acceptable terms;

•which may be more difficult at times when the capital markets are less accessible; and

•outbid any competing bidders.

Additionally, any acquisition involves potential risks, including, among other things:

•mistaken assumptions about assets, revenues and expenses of the acquired company, including synergies and potential growth;

•an inability to successfully integrate the assets or businesses the Company acquires;

•coordinating geographically disparate organizations, systems and facilities;

•the assumption of unknown liabilities for which the Company is not indemnified or for which its indemnity is inadequate;

•mistaken assumptions about the acquired company’s suppliers or other vendors;

•the diversion of management’s and employees’ attention from other business concerns;

•unforeseen difficulties operating in new geographic areas and business lines;

•customer or key employee losses at the acquired business; and

•poor quality assets or installation.

If the Company consummates future acquisitions, its capitalization, results of operations and future growth may change significantly and its shareholders may not have the opportunity to evaluate the economic, financial and other relevant information considered in deciding to engage in these future acquisitions.

Product liability and property damage claims against the Company or accidents could result in adverse publicity and potentially significant monetary damages.

It is possible that the Company’s solar energy systems could injure its customers or other third parties or its solar energy systems could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. Any product liability claim that the Company faces could be expensive to defend and may divert management’s attention. The successful assertion of product liability claims against the Company could result in potentially significant monetary damages, potential increases in insurance expenses, penalties or fines, subject it to adverse publicity, damage its reputation and competitive position and adversely affect sales of solar energy systems. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on the Company’s ability to expand its portfolio of solar installation agreements, thus affecting its business, financial condition and results of operations.

The Company will not be able to insure against all potential risks and it may become subject to higher insurance premiums.

The Company’s insurance policies do not cover all potential losses and coverage is not always available in the insurance market on commercially reasonable terms. Furthermore, the receipt of insurance proceeds may be delayed, requiring the Company to use cash or incur financing costs in the interim. To the extent the Company experiences covered losses under its insurance policies, the limit of its coverage for potential losses may be decreased or the insurance rates it has to pay increased. Furthermore, the losses insured through commercial insurance are subject to the credit risk of those insurance companies.

The Company may not be able to maintain or obtain insurance of the type and amount it desires at reasonable rates. The insurance coverage the Company does obtain may contain large deductibles or fail to cover certain risks or all potential losses. In addition, the Company’s insurance policies will be subject to annual review by its insurers and may not be renewed on similar or favorable terms, including coverage, deductibles or premiums, or at all. If a significant accident or event occurs for which the Company is not fully insured or it suffers losses due to one or more of its insurance carriers defaulting on their obligations or contesting their coverage obligations, it could have a material adverse effect on its business, financial condition and results of operations.

Damage to the Company’s brand and reputation or change or loss of use of its brand could harm its business and results of operations.

The Company depends significantly on its reputation for excellent customer service and brand name to attract new customers and grow its business. If the Company fails to continue to deliver within the planned timelines, if its offerings do not perform as anticipated or if it damages any of its customers’ properties or delays or cancels projects, its brand and reputation could be significantly impaired. Future technological improvements may allow the Company to offer lower prices or offer new technology to new customers; however, technical limitations in its current solar energy systems may prevent it from offering such lower prices or new technology to the Company’s existing customers. The inability of the Company’s current customers to benefit from technological improvements could cause its existing customers to lower the value they perceive the Company’s existing products offer and impair its brand and reputation.

In addition, given the sheer number of interactions the Company’s personnel has with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with it will be perceived as less than satisfactory. If the Company cannot manage its hiring and training processes to avoid or minimize these issues to the extent possible, its reputation may be harmed and its ability to attract new customers would suffer.

The loss of one or more members of the Company’s senior management or key employees may adversely affect its ability to implement its strategy.

The Company depends on its experienced management team and the loss of one or more key executives could have a negative impact on its business. The Company may be unable to replace key members of its management team and key employees if it loses their services. Integrating new employees into the Company’s team could prove disruptive to the Company’s operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay the Company’s strategic efforts, which could have a material adverse effect on its business, financial condition and results of operations.

The Company’s inability to protect its intellectual property could adversely affect its business. The Company may also be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require it to pay significant damages and could limit its ability to use certain technologies.

The Company’s success depends, at least in part, on its ability to protect its core technology and intellectual property. The Company relies on intellectual property laws, primarily a combination of copyright and trade secret laws in the U.S., as well as license agreements and other contractual provisions, to protect its proprietary technology and brand. The Company cannot be certain its agreements and other contractual provisions will not be breached, including a breach involving the use or disclosure of its trade secrets or know-how, or that adequate remedies will be available in the event of any breach. In addition, the Company’s trade secrets may otherwise become known or lose trade secret protection.

The Company cannot be certain its products and its business do not or will not violate the intellectual property rights of a third party. Third parties, including the Company’s competitors, may own patents or other intellectual property rights that cover aspects of the Company’s technology or business methods. These parties may claim the Company has misappropriated, misused, violated or infringed third-party intellectual property rights. Any claim that the Company has violated a third party’s intellectual property rights, whether with or without merit, could be time-consuming, expensive to settle or litigate and could divert its management’s attention and other resources, all of which could adversely affect its business, results of operations, financial condition and cash flows. If the Company does not successfully settle or defend an intellectual property claim, it could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands. To avoid a prohibition, the Company could seek a license from third parties, which could require it to pay significant royalties, increasing its operating expenses. If a license is not available at all or not available on commercially reasonable terms, the Company may be required to develop or license a non-violating alternative, either of which could adversely affect its business, results of operations, financial condition and cash flows.

The Company may be subject to interruptions or failures in its information technology systems.

The Company relies on information technology systems and infrastructure to support its business. Any of these systems may be susceptible to damage or interruption due to fire, floods, power loss, telecommunication failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. A compromise of the Company’s information technology systems or those with which it interacts could harm its reputation and expose it to regulatory actions and claims from customers and other persons, any of which could adversely affect its business, financial condition, cash flows and results of operations. If the Company’s information systems are damaged, fail to work properly or otherwise become unavailable, it may incur substantial costs to repair or replace them and it may experience a loss of critical information, customer disruption and interruptions or delays in its ability to perform essential functions.

The Company’s information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair its ability to operate, adversely affect its business, and damage its brand and reputation.

The Company relies extensively on its information technology systems and on third parties for services including its enterprise resource planning (“ERP”) system, banking, payroll, shipping, and e-mail systems to conduct business. The Company also collects, stores and transmits sensitive data, including proprietary business information and personally identifiable information of its customers, suppliers and employees.

The Company’s information technology systems and communication systems are vulnerable to cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, at its facilities or at third-party locations.

Complying with the varying cybersecurity and data privacy regulatory requirements could cause the Company to incur substantial costs or require it to change its business practices in a manner adverse to its business. Any failure, or perceived failure, by the Company to comply with any regulatory requirements or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against it by governmental entities or others, subject it to significant penalties and negative publicity and adversely affect us. In addition, as noted above, the Company is subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Any failure, breach or unauthorized access to the Company’s or third-party systems could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise its ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to its reputation or liability. Given that the Company receives, stores and uses personal information of its customers, including names, addresses, e-mail addresses, credit information, credit card and financial account information and other housing and energy use information, this risk is amplified. There can be no assurance that the Company’s protective measures will prevent or timely detect security breaches that could have a significant impact on its business, reputation, operating results and financial condition.

If a cyberattack or other security incident were to allow unauthorized access to or modification of the Company’s customers’ data or its own data, whether due to a failure with its systems or related systems operated by third parties, it could suffer damage to its brand and reputation. The costs the Company would incur to address and fix these incidents would increase its expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to the Company’s business will intensify.

A failure to hire and retain a sufficient number of key employees, such as installers and electricians, would constrain our growth and our ability to timely complete projects.

To support our growth, we need to hire, train, deploy, manage, and retain a substantial number of skilled employees, including but not limited to engineers, installers, and electricians. Competition for these roles is increasing. Shortages of skilled labor could significantly delay a project or otherwise increase our costs.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

The Company currently operates primarily in Hawaii and the New York (Long Island) region, and most of the Company’s revenue comes from these regions. Any disruptions to these specific states or regional areas may impact the Company’s operations and financial results.

Risks Related to the Solar Industry

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the Company anticipates, its ability to originate solar installation agreements may decrease.

The distributed residential solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently or takes longer to develop than the Company anticipates, it may negatively impact the Company’s business.

Many factors may affect the demand for solar energy systems, including, but not limited to, the following:

•availability, substance and magnitude of solar support programs, including government targets;

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

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate the Company’s prospects. The Company cannot be certain if historical growth rates reflect future opportunities or whether it will achieve the growth it anticipates. The failure of distributed residential solar energy to achieve, or its being significantly delayed in achieving, widespread adoption could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components and the Company’s business may be adversely affected to the extent the cost of these components stabilize or increase in the future.

The market for residential solar energy systems has benefitted from the declining cost of solar energy system components and to the extent these costs stabilize, decline at a slower rate or increase, the Company’s future growth rate may be negatively affected. The declining cost of solar energy system components and the raw materials necessary to manufacture them has been a key driver in the price of solar energy systems, the prices charged for electricity and customer adoption of solar energy. Solar energy system component and raw material prices may not continue to decline at the same rate as they have over the past several years or at all. In addition, growth in the solar industry and the resulting increase in demand for solar energy system components and the raw materials necessary to manufacture them may also put upward pressure on prices. An increase of solar energy system components and raw materials prices could slow the Company’s growth and cause its business and results of operations to suffer. Further, the cost of solar energy system components and raw materials has increased and could increase in the future due to tariff penalties, duties, the loss of or changes in economic governmental incentives or other factors.

The Company faces competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large centralized electric utilities. The Company competes with these centralized electric utilities primarily based on price (cents per kWh). The Company may also compete based on other value-added benefits, such as reliability and carbon-friendly power. If the Company cannot offer compelling value to its customers based on these factors, its business may not grow.

Centralized electric utilities generally have substantially greater financial, technical, operational and other resources than the Company does. As a result, these competitors may be able to devote more resources to the promotion and sale of their products or services or respond more quickly to evolving industry standards and changes in market conditions than the Company can.

The Company also competes with retail electric providers and independent power producers that are not regulated like centralized electric utilities but that have access to the centralized utilities’ electricity transmission and distribution infrastructure pursuant to state, territorial and local pro-competition and consumer choice policies. These retail electric providers and independent power producers are able to offer customers electricity supply-only solutions that are competitive with the Company’s installation options on both price and usage of renewable energy technology while avoiding the physical installations that the Company’s business model requires. This may limit the Company’s ability to acquire new customers, particularly those who have an objection to putting solar panels on their roofs.

The Company also competes with solar companies with business models similar to its own, that market to similar potential customers. Some of these competitors specialize in the distributed residential solar energy market. Some of the Company’s competitors offer or may offer similar offerings and products as the Company. Many of the Company’s competitors also have significant brand name recognition and have extensive knowledge of its target markets.

The Company also competes with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect the Company’s sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030 and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect the Company’s growth.

The Company competes with companies that sell solar energy systems and services in the commercial, industrial and government markets, in addition to the residential market, in the U.S. and foreign markets. There is intense competition in the residential solar energy sector in the markets in which the Company operates. As new entrants continue to enter into these markets, the Company may be unable to grow or maintain its operations and it may be unable to compete with companies that earn revenue in both the residential market and non-residential markets. Further, because the Company provides services primarily to residential customers, the Company has a less diverse market presence and is more exposed to potential adverse changes in the residential market than its competitors that sell solar energy systems and services in the commercial, industrial, government and utility markets.

As the solar industry grows and evolves, the Company will also face new competitors and technologies who are not currently in the market. The Company’s industry is characterized by low technological barriers to entry and well-capitalized companies, including utilities and integrated energy companies, could choose to enter the market and compete with us. The Company’s failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit its growth and will have a material adverse effect on its business, financial condition and results of operations.

Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for the Company’s offerings.

Significant developments in technology, such as advances in distributed solar power generation, energy storage solutions such as batteries, energy storage management systems, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of distributed or centralized power production may materially and adversely affect demand for the Company’s offerings and otherwise affect its business. Future technological advancements may result in reduced prices to consumers or more efficient solar energy systems than those available today, either of which may result in current customer dissatisfaction. The Company may not be able to adopt these new technologies as quickly as its competitors or on a cost-effective basis.

A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers could harm the Company’s business, financial condition and results of operations.

Decreases in the retail price of electricity from electric utilities or from other retail electric providers, including other renewable energy sources such as larger-scale solar energy systems, could make the Company’s offerings less economically attractive. The price of electricity from utilities could decrease for any one or more reasons, including but not limited to:

•the construction of a significant number of new power generation plants, whether generated by natural gas, nuclear power, coal or renewable energy;

•the construction of additional electric transmission and distribution lines;

• a reduction in the price of natural gas or other natural resources as a result of increased supply due to new drilling techniques or other technological developments;

• a relaxation of associated regulatory standards or broader economic or policy developments;

•less demand for electricity due to energy conservation technologies and public initiatives to reduce electricity consumption or to recessionary economic conditions; and

•development of competing energy technologies that provide less expensive energy.

A reduction in electric utilities’ rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate or adding fees to homeowners that have residential solar systems) could also make the Company’s offerings less competitive with the price of electricity from the electrical grid. If the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from residential solar energy systems or if similar events affecting the economics of the Company’s offerings were to occur, it may have difficulty attracting new customers or existing customers may default or seek to terminate, cancel or otherwise avoid the obligations under their solar installation agreements. For example, large utilities in California have started transitioning customers to time-of-use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, residential customers with solar energy systems may be required to take service under time-of-use rates with the later peak period. Moving utility customers to time-of-use rates or the shift in the timing of peak rates for utility-generated electricity to include times of day when solar energy generation is less efficient or non-operable could also make the Company’s offerings less competitive. Time-of-use rates could also result in higher costs for the owners of solar energy systems whose electricity requirements are not fully met during peak periods.

Terrorist or cyberattacks against centralized utilities could adversely affect the Company’s business.

Assets owned by utilities such as substations and related infrastructure have been physically attacked in the past and will likely be attacked in the future. These facilities are often protected by limited security measures, such as perimeter fencing. Any such attacks may result in interruption to electricity flowing on the grid. Furthermore, cyberattacks, whether by individuals or nation states, against utility companies could severely disrupt their business operations and result in loss of service to customers, which would adversely affect the Company’s operations. For example, the May 2021 ransomware attack on the owners of the Colonial Pipeline system forced a shutdown of its operations for multiple days, requiring significant capital outlays and concerns by customers and regulators of the reliability of the electricity provision. In the event the Company was plagued by similar cyberattacks, customers could choose other sources for electricity, which would adversely affect the Company’s operations. Increased cyberattacks generally may also materially increase the Company’s defense costs, which would adversely affect its profitability.

Climate change may have long-term impacts on the Company’s business, industry, and the global economy.

Climate change poses a systematic threat to the global economy. While the Company’s core business model seeks to mitigate climate change by accelerating the transition to renewable energy, there are also inherent climate-related risks to the Company’s business operations. For example, climate change is likely to increase the frequency and severity of weather events; climate change may make it more challenging to predict weather outcomes, impacting operational schedules; and climate change could lead to extreme events which disrupt relevant energy infrastructure assets such as transmission grids. These types of risks could harm the Company’s business, financial condition and results of operations.

Risks Related to Regulations

Increases in the cost of the Company’s solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. If alternative sources are not available on competitive terms in the future, the Company may seek to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which the Company currently purchases equipment, which could reduce its ability to offer competitive pricing to potential customers.

The Company cannot predict what, if any, additional actions the U.S. may adopt with respect to tariffs or other trade regulations or what actions may be taken by other countries in retaliation for such measures. If additional measures are imposed or other negotiated outcomes occur, the Company’s ability to purchase these products on competitive terms or to access specialized technologies from other countries could be further limited, which could adversely affect its business, financial condition and results of operations.

The Company is not currently regulated as an electric public utility under applicable law, but may be subject to regulation as an electric utility in the future.

The Company currently is not regulated as an electric public utility in the U.S. under applicable national, state or other local regulatory regimes where it conducts business, and is not currently subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to centralized public utilities. Any federal, state or local law or regulations that cause the Company to be treated as an electric utility or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations and related mandatory provisions, could place significant restrictions on its ability to operate its business and execute its business plan by prohibiting, restricting or otherwise regulating its sale of electricity. If the Company were subject to the same state or federal regulatory authorities as centralized electric utilities in the U.S. and its territories or if new regulatory bodies were established to oversee its business in the U.S. and its territories or in foreign markets it enters, its operating costs would materially increase or it might have to change its business in ways that could have a material adverse effect on its business, financial condition and results of operations.

Electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for the Company’s solar energy systems and adversely impact its ability to originate new solar installation agreements.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rates and rate structures and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing. Policies and regulations that promote renewable energy and distributed energy generation have been challenged by centralized electric utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. To the extent these views are reflected in government policies and regulations, the changes in such policies and regulations could adversely affect the Company’s business, financial condition and results of operations. Furthermore, any effort to overturn federal and state laws, regulations or policies that support solar energy generation or that remove costs or other limitations on other types of energy generation that compete with solar energy projects could materially and adversely affect the Company’s business.

The Company relies on net metering and related policies to sell solar systems to its customers in most of its current markets, and changes to policies governing net metering may significantly reduce demand for electricity from residential solar energy systems and thus for the Company’s installation services.

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

If net metering caps in certain jurisdictions are met, if the value of the credit that customers receive for net metering is significantly reduced, if net metering is discontinued or replaced by a different regime that values solar energy at a lower rate or if other limits or restrictions on net metering are imposed, the Company’s current and future customers may be unable to recognize the same level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would likely significantly limit customer demand for distributed residential solar energy systems and thus for the Company’s installation services.

A customer’s decision to procure installation services from the Company depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or its ability to monetize them could adversely impact its business.

The Company’s business depends in part on current government policies that promote and support solar energy and enhance the economic viability of distributed residential solar. U.S. federal, state and local governments established various incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as payments for renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments or other taxes and system performance payments. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase.

A loss or reduction in such incentives could decrease the attractiveness of new solar energy systems to customers, which could adversely impact the Company’s business.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. Reductions in, eliminations or expirations of or additional application requirements for governmental incentives could adversely impact results of operations and ability to compete in the Company’s industry by increasing the cost of solar energy systems.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming the Company’s growth rate and customer satisfaction.

Technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may curb or slow the Company’s growth in key markets. Utilities throughout the country follow different rules and regulations regarding interconnection and regulators or utilities have or could cap or limit the amount of solar energy that can be interconnected to the grid. The Company’s solar energy systems generally do not provide power to homeowners until they are interconnected to the grid.

With regard to interconnection limits, the Federal Energy Regulatory Commission, (“FERC”), in promulgating the first form of small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as the Company’s solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain the Company’s ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit.

Furthermore, in certain areas, the Company benefits from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the electrical grid. The Company also is required to obtain interconnection permission for each solar energy system from the local utility. In many states and territories, by statute, regulations or administrative order, there are standardized procedures for interconnecting distributed residential solar energy systems to the electric utility’s local distribution system. However, approval from the local utility could be delayed as a result of a backlog of requests for interconnection or the local utility could seek to limit the number of customer interconnections or the amount of solar energy on the grid. In some states, certain utilities such as municipal utilities or electric cooperatives are exempt from certain interconnection requirements. If expedited or simplified interconnection procedures are changed or cease to be available, if interconnection approvals from the local utility are delayed or if the local utility seeks to limit interconnections, this could decrease the attractiveness of new solar energy systems to distributed residential solar power companies, including the Company, and the attractiveness of solar energy systems to customers. Delays in interconnections could also harm the Company’s growth rate and customer satisfaction scores.

As adoption of solar distributed generation rises, along with the increased operation of utility-scale solar generation (such as in key markets including California), the amount of solar energy being contributed to the electrical grid may surpass the capacity anticipated to be needed to meet aggregate demand. Some centralized public utilities claim in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some existing solar generation resources to be curtailed to maintain operation of the electrical grid. In the event such an over-generation situation were to occur, it could also result in a prohibition on the addition of new solar generation resources. The adverse effects of such a curtailment or prohibition without compensation could adversely impact the Company’s business, results of operations, and future growth.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires individuals hired by the Company or third-party contractors, potentially including the Company’s employees, to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires these individuals to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. The Company’s operations are subject to regulation under OSHA, DOT regulations and equivalent state and local laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If the Company fails to comply with applicable OSHA or DOT regulations, even if no work-related serious injury or death occurs, it may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Individuals hired by or on behalf of the Company may have workplace accidents and receive citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject the Company to adverse publicity, damage its reputation and competitive position and adversely affect its business.

Risks Related to the Company’s Common Stock

Future sales of Company shares could cause the Company’s stock price to decline.

If shareholders of the Company, sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market, the trading price of the common stock of the Company could decline. Upon conversion of the Convertible Preferred Stock and exercise of the common stock PIPE Warrants or the issuance of the earnout consideration from the merger, the number of shares outstanding of the Company’s common stock could increase substantially. Dilution and potential dilution, the availability of a large number of shares for sale, and the possibility of additional issuances and sales of the Company’s common stock may negatively affect both the trading price and liquidity of the Company’s common stock.

If the Company fails to put in place appropriate and effective internal control over financial reporting, it may suffer harm to its reputation and investor confidence levels.

The process of designing and implementing and maintaining effective internal controls for newly acquired businesses has required and is expected to continue to require significant resources of the Company. If the Company is unable to establish or maintain appropriate internal financial controls and procedures, it could cause the Company to fail to meet its reporting obligations on a timely basis, result in material misstatements in its consolidated financial statements, and harm its operating results. In addition, the process for designing and implementing and maintaining an effective internal control environment for the Company may divert management’s attention from revenue generating or other important business activities.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, the Company may identify deficiencies and may encounter problems or delays in completing the remediation of any deficiencies. The existence of deficiencies in internal control over financial reporting may require management to devote significant time and incur significant expense to remediate any such deficiencies.

If the Company fails to design and implement and maintain effective internal controls over financial reporting for newly acquired businesses in the required timeframe, it may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if the Company is unable to conclude that its internal controls over financial reporting are effective, it could lose investor confidence in the accuracy and completeness of its financial reports, the market price of the Company’s securities could decline, and it could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict the Company’s future access to the capital markets.

The price of the Company’s common stock may be volatile and may decline in value.

The market price for the Company’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the common stock have been volatile and may continue to be volatile and could fluctuate widely due to factors both within and beyond the Company’s control. During 2022, the sale price of common stock following the merger transaction ranged from $0.76 to $7.60 per share, and our daily trading volume ranged from 2,400 to approximately 135.5 million shares. This volatility may, in part, be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of the Company’s common stock may harm the value of the investment of the Company’s shareholders in the Company’s common stock.

Factors that may have a significant impact on the market price and marketability of the Company’s common stock include, among others:

•public reaction to the Company’s press releases, announcements and filings with the SEC;

•the Company’s operating and financial performance;

•fluctuations in broader securities market prices and volumes, particularly among securities of technology and solar companies;

•changes in market valuations of similar companies;

•departures of key personnel;

•commencement of or involvement in litigation;

•variations in the Company’s quarterly results of operations or those of other technology and solar companies;

•changes in general economic conditions, financial markets or the technology and solar industries;

•announcements by the Company or its competitors of significant acquisitions or other transactions;

•changes in accounting standards, policies, guidance, interpretations or principles;

•speculation in the press or investment community;

•actions by the Company’s shareholders, particularly relating to the Company’s common stock;

•the failure of securities analysts to cover the Company’s common stock or changes in their recommendations and estimates of its financial performance;

•future sales of the Company’s common stock;

•the delisting of the Company’s common stock or halting or suspension of trading in its common stock by the Nasdaq Stock Market;

•economic and other external factors, such as the COVID-19 pandemic; and

•general market conditions.

The Company may issue additional common stock resulting in stock ownership dilution.

As of March 31, 2023, we had 9,948,836 shares of common stock outstanding. Pursuant to the merger agreement, we may be obligated to issue up to an additional 2,500,000 shares as earnout consideration and additional shares in connection with the Convertible Note Financing (as defined in the merger agreement). Additionally, there are an additional 1,250,000 shares reserved for our 2022 Equity Incentive Plan and an additional 200,000 shares for our 2022 Employee Stock Purchase Plan. Accordingly, our shareholders may experience future dilution, which may be substantial.

Additionally, in the PIPE offering, we issued shares of our Convertible Preferred Stock that were initially convertible into 2,352,936 shares of our common stock and we issued PIPE Warrants that were initially exercisable for 2,352,936 shares of our common stock, each case at an initial price of $13.60 per share, which is subject to adjustment. After the November 9, 2022 PIPE reset and subsequent conversions through March 31, 2023, the number of remaining preferred shares with a stated amount of $4.00 were convertible into 7,000,000 shares of common stock at a conversion price of $4.00, and there were outstanding warrants to purchase 1,176,371 shares of common stock with a $13.60 per share exercise price and warrants to purchase 4,000,000 shares of common stock with a $4.00 exercise price. If the Convertible Preferred Stock or PIPE Warrants are further converted or exercised into shares of our common stock, our shareholders will experience additional dilution.

The Convertible Preferred Stock contains anti-dilution provisions that provide for a significant reset of the conversion price in connection with multiple events, including if we issue securities at a price below the current conversion price. The PIPE Warrants contain anti-dilution provisions that provide for a significant reset of the exercise price in connection with multiple events, including if we issue securities at a price below the current exercise price, and in such instance the number of shares of common stock increases. At our stock price as of March 31, 2023, if we were to trigger these anti-dilution provisions, including through the sale of securities for purposes of a capital raising transaction, a substantial number of additional shares of our common stock may become issuable, which would further materially dilute the ownership interests of our shareholders. For illustrative purposes only, if we were to sell shares of common stock that reset the conversion price of the Convertible Preferred Stock to $1.59, the closing price of our common stock on the Nasdaq Stock Market as of March 31, 2023, the Convertible Preferred Stock would be convertible into an additional 10,610,063 shares of common stock and the exercise price of the PIPE Warrants would reduce to $1.59 and the PIPE Warrants would become exercisable for an additional 14,949,316 shares of common stock.

In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our shareholders.

Anti-takeover provisions in the Company’s organizational documents and agreements may discourage or prevent a change in control, even if a sale of the Company could be beneficial to the Company’s shareholders, which could cause its stock price to decline and prevent attempts by the Company’s shareholders to replace or remove its current management.

Several provisions of the Company’s governing documents, in addition to provisions of Minnesota law, could make it difficult for the Company’s shareholders to change the composition of the Company’s board of directors following the merger, preventing them from changing the composition of management. In addition, several provisions of our articles and bylaws may discourage, delay or prevent a merger or acquisition that our shareholders may consider favorable. These provisions include:

•Shares of common stock and preferred stock are available for issuance without shareholder approval. The existence of unissued and unreserved common stock and preferred stock may enable the board of directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, thereby protecting the continuity of its management.

•Shares of the Company’s common stock do not have cumulative voting rights in the election of directors, so our shareholders holding a majority of the shares of common stock outstanding are able to elect all of the Company’s directors.

•Special meetings of the shareholders may be called only by the board of directors, the chairman of the board of directors or the chief executive officer.

•The board of directors may adopt, alter, amend or repeal some provisions of the bylaws of the Company without shareholder approval.

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

•The affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of the Company’s capital stock entitled to vote generally in the election of directors, voting together as a single class, is required to amend or repeal certain provisions of our articles and bylaws relating to advance notice of nominations for election and advance notice of shareholder proposals.

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

The Company board of directors is authorized to issue and designate shares of preferred stock without shareholder approval.

The Company’s articles of incorporation authorize the board of directors, without the approval of the Company shareholders, to issue up to 3,000,000 shares of preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of the articles of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

The Company’s inability to comply with the continued listing requirements of the Nasdaq Stock Market could result in its common stock being delisted, which could affect its market price and liquidity and reduce the Company’s ability to raise capital.

The Company is required to meet certain qualitative and quantitative requirements to maintain the listing of its common stock on the Nasdaq Stock Market. If the Company does not maintain compliance with the continued listing requirements for the Nasdaq Stock Market within specified periods and subject to permitted extensions, its common stock may be recommended for delisting (subject to any appeal the Company may file). No assurance can be provided that the Company will continue to comply with these continued listing requirements. If the Company’s common stock were delisted, it could be more difficult to buy or sell its common stock and to obtain accurate quotations, and the price of its stock could suffer a material decline. Delisting would also impair the Company’s ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a summary of the Company’s leased property:

•The Company leases 8,590 square feet of office space in Minnetonka, Minnesota, where its executive and administrative offices are located. JDL Technologies and Ecessa use this facility for some administrative operations.

•The Company leases 10,000 square feet of office and warehouse space in Aiea, Hawaii.

•SUNation leases 59,000 square feet of office and warehouse space in Ronkonkoma, New York.

•JDL Technologies leases 3,700 square feet of office space in Fort Lauderdale, Florida.

The Company believes these facilities will be adequate to accommodate its needs for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the trading symbol PEGY.

Holders

At March 31, 2023, there were approximately 272 registered holders of record of Pineapple Energy Inc. common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2022:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance under
	outstanding	exercise price of	equity compensation
	options, warrants	outstanding options	plans (excluding shares
Plan Category	and rights (1)	warrants and rights (2)	in first column)
Equity compensation plans approved by security holders: (3)
2022 Employee Stock Purchase Plan	—	$—	200,000
2022 Equity Incentive Plan	470,888	$—	779,112
Equity compensation plans not approved by security holders:
CFO Inducement Grant	82,278	$—	—
SUNation Inducement Grants	134,546	$—	—
TOTAL	687,712	$—	979,112

(1)Includes outstanding awards under the 2022 Equity Incentive Plan, as well as restricted stock units outstanding under inducement grants made to the Company’s newly-hired Chief Financial Officer and newly-hired employees in connection with the SUNation acquisition in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)Only restricted stock units are outstanding, which do not have an exercise price; they are settled in shares of our common stock on a one-for-one basis at no additional cost.

(3)Includes the Pineapple Energy Inc. 2022 Equity Incentive Plan (the “Equity Plan”) and the Pineapple Energy Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards to employees, non-employee directors and consultants and advisors to the Company. The number of shares of Company common stock available for issuance under the Equity Plan initially was 750,000 and was increased to 1,250,000 by shareholder approval on December 7, 2022. The ESPP was approved by shareholders on December 7, 2022, and provides for the purchase by eligible employees of shares of the Company’s common stock at a discount to the market price. A total of 200,000 shares are available for purchase under the ESPP.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Overview

Pineapple Energy Inc. (formerly Communications Systems, Inc. (“CSI”) and Pineapple Holdings, Inc.) (herein collectively referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

In addition, on March 28, 2022 and immediately prior to the Closing, the Company completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”). On November 9, 2022, the Company purchased the equity of New York-based SUNation Solar Systems, Inc. and five of its affiliated entities (collectively “SUNation”).

Pineapple’s vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a growing domestic operator and consolidator of residential and commercial solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

Pineapple today is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based HEC and New York-based SUNation entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

Through its E-Gear business, Pineapple also develops, manufactures, and sells patented edge-of-grid energy management software and hardware technology, such as energy management control devices. These products allow homeowners to get the most out of their installed photovoltaic solar energy systems and utility grid support benefits. Our primary customers for this technology are energy services companies and other utilities.

While CSI was the legal acquirer in the merger, because Pineapple Energy was determined to be the accounting acquirer, the historical financial statements of Pineapple Energy became the historical financial statements of the combined company upon the consummation of the merger. As a result, the financial statements included in the accompanying consolidated financial statements, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflect the historical operating results of Pineapple Energy prior to the merger, the consolidated results of CSI, Pineapple Energy, HEC, and E-Gear following the Closing, including the results of SUNation following that acquisition, and the Company’s equity structure for all periods presented. Accordingly, references to “the Company” herein are to the applicable entity at the date or during the time period in the applicable discussion.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in this report, we believe the following discussion addresses our most critical accounting estimates, which involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

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

Accounting for Business Combinations: We record all acquired assets and liabilities, including goodwill, other identifiable intangible assets, contingent value rights and contingent consideration at fair value. The initial recording of goodwill, other identifiable intangible assets, contingent value rights and contingent consideration, requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially affect our future results of operations. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more frequent tests if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The contingent consideration and contingent value rights liability are adjusted to fair value each reporting period with any adjustments recorded within the statement of operations. For additional details, see Note 3, Business Combinations and Note 10, Goodwill and Intangible Assets.

Convertible Preferred Stock and Warrants: In March 2022, the Company issued shares of Series A convertible preferred stock (the “Convertible Preferred Stock”) and warrants (the “PIPE Warrants”) to investors as part of a $32.0 million private investment in public equity (“PIPE”) transaction. The proceeds from the issuance of the Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. The Company accounts for the Convertible Preferred Stock and PIPE Warrants based on an assessment of the specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The Convertible Preferred Stock is reported as part of permanent equity and the PIPE Warrants were determined to be equity-classified.

Results of Operations

2022 Compared to 2021

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI (excluding the discontinued operations of JDL & Ecessa), Pineapple Energy, HEC and E-Gear following the Closing on March 28, 2022 and the results of SUNation following the closing on its acquisition on November 9, 2022.

Consolidated sales were $27,522,099 in 2022 and $38,162 in 2021. As Pineapple Energy had limited revenue in the prior year, the increase in sales was due to the merger and acquisitions during 2022. Sales in 2022 and 2021 by type were as follows:

	Revenue by Type
	2022	2021
Residential	$25,375,067	$—
Commercial	1,673,403	—
Service	412,388	—
Commission	61,241	38,162
	$27,522,099	$38,162

Consolidated gross profit was $7,377,445 in 2022 as compared to $38,162 in 2021.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense and transaction costs increased 263.8% to $17,826,124 in 2022 as compared to $4,900,451 in 2021. Consolidated selling, general and administrative expenses increased to $12,211,135 in 2022 from $1,060,522 in 2021, due primarily to $7,160,670 in selling, general and administrative costs of the acquired businesses and $4,469,080 in corporate overhead costs in 2022. Amortization expense increased by $1,704,165 to $3,133,460 in 2022 due to intangible assets acquired through the merger, the HEC Asset Acquisition and the SUNation acquisition. Transaction costs decreased by $179,105 to $2,231,529 in 2022, due to the consummation of the merger and the HEC Asset Acquisition in the first quarter of 2022.

Consolidated other income was $7,182,860 in 2022 as compared to $1,373,261 in consolidated other expense in 2021. 2022 included a $4,684,000 gain on the fair value remeasurement of the Company’s earnout consideration from the merger, a $1,229,883 gain on sale of assets, and a $2,125,949 gain on the fair value remeasurement of the contingent value rights (“CVRs”), as discussed further in Note 16, Fair Value Measurements, partially offset by interest expense of $976,606.

Consolidated operating loss from continuing operations before income taxes in 2022 was $3,265,819, compared to an operating loss from continuing operations before income taxes of $6,235,550 in 2021. Net loss from continuing operations in 2022 was $3,278,056. Net loss attributable to common shareholders (after taking into effect $16,863,892 in deemed dividends) was $27,216,132 or $(2.99) per diluted share from continuing operations, compared to net loss from continuing operations of $6,235,550, or $(2.03) per diluted share, in 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had approximately $7,923,244 in cash, restricted cash and cash equivalents, and liquid investments, compared to $18,966 at December 31, 2021. Of this amount, $978,462 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,666,766 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2022.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at December 31, 2022, $4,463,089 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business and $1,272,615 consists of funds that can only be used to support SUNation’s operations. Per the SUNation transaction agreement, only excess cash over $1,500,000 can be used to support the remaining operations of Pineapple Energy until the Short-Term Note is paid off.

The Company had working capital of $27,366, consisting of current assets of approximately $25,961,524 and current liabilities of $25,934,158 at December 31, 2022 compared to working capital of $(2,872,233), consisting of current assets of $18,966 and current liabilities of $2,891,199 at the end of 2021.

Cash flow used in operating activities was approximately $7,577,199 in 2022 compared to $811,017 used in 2021. Significant working capital changes from 2021 to 2022 included an increase in customer deposits of $2,148,599 and a decrease in accounts payable of $1,076,350.

Cash used by investing activities was $3,097,406 in 2022 compared to $479,983 provided in 2021. Net cash used in 2022 was primarily related to $10,991,128 in net cash paid for the HEC Asset Acquisition, the merger and the SUNation acquisition, partially offset by $6,297,865 in proceeds from the sale of assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash provided by financing activities was $15,912,117 in 2022 compared to $350,000 in 2021. In the first quarter of 2022, the Company received $32,000,000 in proceeds from the issuance of shares of Convertible Preferred Stock and PIPE Warrants to investors in our March 28, 2022 PIPE offering and paid $2,699,370 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan in the first quarter of 2022, as discussed further in Note 11, Commitments and Contingencies. During the third quarter of 2022, the Company paid $8,745,628 in CVR distributions.

In connection with the SUNation acquisition, on November 9, 2022, the Company issued a $5.0 million Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note is secured as described below and matures on August 9, 2023. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. Both the Short-Term Note and Long-Term Note may be prepaid at our option at any time without penalty.

The Short-Term Note is secured by a pledge by the Company of the equity of the acquired SUNation companies. While the Short-Term Note remains outstanding, the Company also agreed to certain negative covenants with respect to the operation of the acquired companies, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business. The pledge will automatically terminate upon the payment of all amounts due under the Short-Term Note.

As discussed above and in Note 3, Business Combinations and Note 11, Commitments and Contingencies, on November 9, 2022, the Company, in connection with the SUNation acquisition, paid $2.39 million in cash and entered into the Short-Term Note and the Long-Term Note. Also as discussed above, of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at December 31, 2022, $4,463,089 consist of funds that can only be used to support the legacy CSI business, are restricted under the CVR agreement and cannot be used to support the working capital needs of the Pineapple Energy business and $1,272,615 consists of funds that can only be used to support SUNation’s operations. Per the SUNation transaction agreement, only excess cash over $1,500,000 can be used to support the remaining operations of Pineapple Energy until the Short-Term Note is paid off.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of December 31, 2022 was estimated at $7,402,714 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in this report for a discussion of new accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of Pineapple Energy Inc. and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s informed judgments and estimates.

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

/s/ Kyle Udseth	/s/ Eric Ingvaldson
Kyle Udseth	Eric Ingvaldson
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Pineapple Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple Energy Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered losses and negative cash flows from operations and has negative working capital due to a note payable which matures in August 2023 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Business Combinations:

Critical Audit Matter Description:
As disclosed in Note 3, the Company completed several business combinations during 2022, one of which consisted of a merger between Pineapple Energy LLC (Pineapple) and Communications Systems, Inc. (CSI), which was accounted for as a reverse merger with CSI being determined to be the legal acquirer and Pineapple being determined to be the accounting acquirer. As part of the reverse merger, Pineapple recognized an obligation for contingent value rights (CVR’s) for the estimated fair value of certain legacy CSI assets which upon disposition, will be monetized and paid to legacy shareholders, and recognized a liability for merger earn-out shares to certain pre-merger holders of Pineapple units issuable based upon the

Company’s stock price in certain post-merger reporting periods. In aggregate, the consideration in these business combinations, including the value of applicable contingent and non-cash consideration, was valued at more than $63 million. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of intangible assets consisting of customer relationships, developed technology and tradenames and trademarks, and goodwill.

We identified the accounting for the business combinations, including management’s valuation of the acquired intangible assets, contingent consideration, non-cash consideration, the recorded amount of the CVR’s and merger earn-out share obligations, and the determination of the accounting acquirer in a reverse merger as a critical audit matter due to the complex nature of these items, which required the use of significant judgments and estimates on the part of management and increased audit effort, including the need to involve our valuation and business combination specialists in our audit procedures.

How We Addressed the Matter in Our Audit:
The primary procedures we performed to address this critical audit matter included:

•We substantively tested, with the assistance of firm personnel with experience in the application of fair value and valuation methodologies, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the intangible assets acquired, contingent consideration, non-cash consideration and recorded amount of the CVR and merger earn-out obligation.

•With the assistance of firm personnel with experience in accounting for business combinations, we evaluated management's research and conclusions regarding the accounting treatment for the transactions.

Convertible Preferred Stock and Warrants:

Critical Audit Matter Description:
As described in Note 14 to the consolidated financial statements, the Company issued $32,000,000 in shares of convertible preferred stock through a private placement. As part of the offering, the holders of the preferred shares also received warrants. There is considerable complexity associated with evaluating the proper classification of preferred stock and warrants. In addition, there is considerable judgment and complexity in determining the estimated fair value of the warrants, including the use of Monte Carlo simulation and significant assumptions related to expected volatility, the risk-free rate, expected annual dividend yield and expected conversion dates.

We identified the proper accounting and valuation of the Company’s preferred stock and warrants as a critical audit matter due to the complexities and judgments involved in analyzing preferred stock and warrants for proper classification and in valuing the warrants, which required the use of significant judgments and estimates on the part of management and increased audit effort, including the need to involve our valuation and financial instrument specialists in our audit procedures.

How We Addressed the Matter in Our Audit:

Our audit procedures related to this critical audit matter included the following:

•We read the applicable agreements and compared the key terms from the agreements to management's analysis of the transaction.

•With the assistance of professionals in our firm having expertise in accounting for debt and equity instruments, we evaluated management’s conclusions regarding the balance sheet classification of the components of the convertible preferred stock and warrants through evaluation of the terms within the applicable agreements and considering the applicable generally accepted accounting standards.

•We evaluated the Company's disclosures related to the financial statement impacts of the transaction.

•We involved firm valuation specialists in evaluating the Company's valuation of the warrants, including the reasonableness of assumptions used in developing an independent calculation of the recorded amount.

We have served as the Company's auditor since 2021.

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota

April 14, 2023

PINEAPPLE ENERGY INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31	December 31
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$2,187,540	$18,966
Restricted cash and cash equivalents	3,068,938	—
Investments	2,666,766	—
Trade accounts receivable, less allowance for
doubtful accounts of $108,636 and $0, respectively	5,564,532	—
Inventories, net	6,054,493	—
Employee retention credit	1,584,541	—
Related party receivables	116,710	—
Prepaid expenses	2,152,058	—
Costs and estimated earnings in excess of billings	777,485	—
Other current assets	634,362	—
Current assets held for sale	1,154,099	—
TOTAL CURRENT ASSETS	25,961,524	18,966

PROPERTY, PLANT AND EQUIPMENT, net	1,190,932	—
OTHER ASSETS:
Goodwill	20,545,850	—
Right of use asset	4,166,838	—
Intangible assets, net	20,546,810	2,780,270
Other assets	12,000	—
Noncurrent assets held for sale	2,271,533	—
TOTAL OTHER ASSETS	47,543,031	2,780,270
TOTAL ASSETS	$74,695,487	$2,799,236
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,594,181	$2,233,371
Accrued compensation and benefits	859,774	307,828
Operating lease liability	220,763	—
Other current liabilities	1,238,777	—
Working capital note payable	—	350,000
Related party payables	2,181,761	—
Income taxes payable	1,650	—
Refundable customer deposits	4,285,129	—
Billings in excess of costs and estimated earnings	2,705,409	—
Current portion of loans payable	346,290	—
Current portion of loans payable - related party	5,339,265	—
Current liabilities held for sale	1,161,159	—
TOTAL CURRENT LIABILITIES	25,934,158	2,891,199
LONG TERM LIABILITIES:
Loans payable and related interest	3,138,194	6,194,931
Loans payable and related interest - related party	4,635,914	—
Related party payables	—	2,350,000
Operating lease liability	3,961,340	—
Earnout consideration	2,150,000	—
Contingent value rights	7,402,714	—
Long term liabilities held for sale	250,875	—
TOTAL LONG-TERM LIABILITIES	21,539,037	8,544,931
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY

Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 28,000 and 0 shares issued and outstanding, respectively	28,000	—
Common stock, par value $0.05 per share; 75,000,000 and 37,500,000 shares authorized, respectively;
9,915,586 and 3,074,998 shares issued and outstanding, respectively	495,779	153,750
Additional paid-in capital	45,798,069	(53,750)
Accumulated deficit	(19,089,134)	(8,736,894)
Accumulated other comprehensive loss	(10,422)	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	27,222,292	(8,636,894)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,695,487	$2,799,236
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2022	2021

Sales	$27,522,099	$38,162
Cost of sales	20,144,654	—
Gross profit	7,377,445	38,162
Operating expenses:
Selling, general and administrative expenses	12,211,135	1,060,522
Amortization expense	3,133,460	1,429,295
Transaction costs	2,231,529	2,410,634
Impairment loss	250,000	—
Total operating expenses	17,826,124	4,900,451
Operating loss from continuing operations	(10,448,679)	(4,862,289)
Other income (expenses):
Investment and other income	119,634	—
Gain on sale of assets	1,229,883	—
Fair value remeasurement of earnout consideration	4,684,000	—
Fair value remeasurement of contingent value rights	2,125,949	—
Interest and other expense	(976,606)	(1,373,261)
Other income (expense), net	7,182,860	(1,373,261)
Operating loss from continuing operations before income taxes	(3,265,819)	(6,235,550)
Income tax expense	12,237	—
Net loss from continuing operations	(3,278,056)	(6,235,550)
Net loss from discontinued operations, net of tax	(7,074,184)	—
Net loss	(10,352,240)	(6,235,550)
Other comprehensive loss, net of tax:
Unrealized losses on available-for-sale securities	(10,422)	—
Total other comprehensive loss	(10,422)	—
Comprehensive loss	$(10,362,662)	$(6,235,550)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	(13,239,892)	—
Less: Deemed dividend on modification of PIPE Warrants	(3,624,000)	—
Net loss available to common shareholders	$(27,216,132)	$(6,235,550)

Basic net loss per share:
Continuing operations	$(2.99)	$(2.03)
Discontinued operations	(1.05)	—
	$(4.04)	$(2.03)
Diluted net loss per share:
Continuing operations	$(2.99)	$(2.03)
Discontinued operations	(1.05)	—
	$(4.04)	$(2.03)

Weighted Average Basic Shares Outstanding	6,741,446	3,074,998
Weighted Average Dilutive Shares Outstanding	6,741,446	3,074,998
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Series A Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2020	—	$—	3,074,998	$153,750	$(153,750)	$(2,501,344)	$—	$(2,501,344)

Net loss	—	—	—	—	—	(6,235,550)	—	(6,235,550)
Share based compensation	—	—	—	—	100,000	—	—	100,000
BALANCE AT DECEMBER 31, 2021	—	—	3,074,998	153,750	(53,750)	(8,736,894)	—	(8,636,894)
Net loss	—	—	—	—	—	(10,352,240)	—	(10,352,240)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC Asset Acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of common stock for
SUNation Acquisition	—	—	1,480,000	74,000	3,996,000	—	—	4,070,000
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Conversion of Series A convertible
preferred stock to common stock	(4,000)	(4,000)	1,000,000	50,000	(46,000)	—	—	—
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Share based compensation	—	—	—	—	309,205	—	—	309,205
Other comprehensive loss	—	—	—	—	—	—	(10,422)	(10,422)
BALANCE AT DECEMBER 31, 2022	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	$27,222,292

The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,352,240)	$(6,235,550)
Net loss from discontinued operations, net of tax	(7,074,184)	—
Net loss from continuing operations	(3,278,056)	(6,235,550)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	3,232,621	1,429,295
Share based compensation	309,205	100,000
Impairment loss	250,000	—
Fair value remeasurement of earnout consideration	(4,684,000)	—
Fair value remeasurement of contingent value rights	(2,125,949)	—
Gain on sale of assets	(1,229,883)	—
Interest and accretion expense	976,606	1,373,261
Changes in assets and liabilities:
Trade and related party accounts receivables, net	(899,804)	—
Inventories, net	392,658	—
Prepaid income taxes	5,024	—
Other assets	(61,973)	—
Accounts payable	(706,350)	2,214,149
Accrued compensation and benefits	(637,894)	307,828
Customer deposits	2,148,599	—
Other accrued liabilities	(245,065)	—
Accrued interest	(1,098,207)	—
Net cash used in operating activities - continuing operations	(7,652,468)	(811,017)
Net cash provided by operating activities - discontinued operations	75,269	—
Net cash used in operating activities	(7,577,199)	(811,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116,909)	—
Acquisition of business, net of cash acquired	(10,991,128)	—
Proceeds from the sale of fixed assets	6,297,865	479,983
Proceeds from the sale of investments	228,255	—
Proceeds from earnout consideration payments	1,500,000	—
Net cash (used in) provided by investing activities - continuing operations	(3,081,917)	479,983
Net cash used in investing activities - discontinued operations	(15,489)	—
Net cash (used in) provided by investing activities	(3,097,406)	479,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing against working capital line of credit	150,000	350,000
Payments against loans payable	(4,792,885)	—
Payments related to equity issuance costs	(2,699,370)	—
Proceeds from the issuance of preferred stock & warrants to PIPE investors	32,000,000	—
Payments for contingent value rights distributions	(8,745,628)	—
Net cash provided by financing activities	15,912,117	350,000
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,237,512	18,966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	18,966	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$5,256,478	$18,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$11,297	$—
Interest paid	1,071,906	8,222
Issuance of common stock for conversion of related party payables	2,350,000	—
Issuance of common stock for conversion of working capital payable	500,000	—

Issuance of common stock for the acquisition of HEC and E-Gear	12,781,234	—
Issuance of common stock for the acquisition of SUNation	4,070,000	—
Effect of reverse capitalization	1,594,779	—
Contingent consideration related to merger transaction	(4,684,000)	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	16,863,892
Operating right of use assets obtained in exchange for lease obligations	4,289,358	—
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS

Description of Business

Pineapple Energy Inc. (formerly Communications Systems, Inc. and Pineapple Holdings, Inc.) (“PEGY”, “Pineapple”, “we” or the “Company”), was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of that certain Agreement and Plan of Merger dated March 1, 2021, as amended by an Amendment No. 1 to Merger Agreement dated December 16, 2021 (collectively the “merger agreement”), by and among the Company, Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company, Lake Street Solar LLC as the Members’ Representative, and Randall D. Sampson as the Shareholders’ Representative, pursuant to which Merger Sub merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and commenced doing business using the Pineapple name, and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

In addition, on March 28, 2022 and immediately prior to the closing of the merger, Pineapple Energy completed its acquisition (“HEC Asset Acquisition”) of substantially all of the assets of two Hawaii-based solar energy companies, Hawaii Energy Connection, LLC (“HEC”) and E-Gear, LLC (“E-Gear”).

On November 9, 2022, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Solar Merger Sub, LLC, a New York limited liability company and wholly owned subsidiary of the Company (“Solar Merger Sub”), Scott Maskin, James Brennan, Scott Sousa and Brian Karp (collectively, the “Sellers”), and Scott Maskin as representative of each seller, pursuant to which the Company directly or indirectly acquired all of the issued and outstanding equity of SUNation Solar Systems, Inc. and five of its affiliated entities: SUNation Commercial, Inc., SUNation Service, Inc., SUNation Electric, Inc., SUNation Energy, LLC, and SUNation Roofing, LLC (collectively, “SUNation”). Each of SUNation Service, Inc. and SUNation Electric, Inc. were acquired through a merger with and into Solar Merger Sub, with Solar Merger Sub surviving each merger, pursuant to a Plan of Merger, dated as of November 9, 2022 (the “Plan of Merger”). The mergers closed contemporaneously with signing the Transaction Agreement (“SUNation Acquisition”). This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers.

The Company is a growing domestic operator and consolidator of residential solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

Pineapple today is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based HEC and New York-based SUNation entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

Through its E-Gear business, Pineapple also develops, manufactures, and sells patented edge-of-grid energy management software and hardware technology, such as energy management control devices. These products allow homeowners to get the most out of their installed photovoltaic solar energy systems and utility grid support benefits. Our primary customers for this technology are energy services companies and other utilities.

Pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses and has met the criteria to report the operations of these businesses as discontinued operations. See Note 7, Discontinued Operations. As a result, unless otherwise noted, all information in this Form 10-K related to the JDL and Ecessa businesses will be discussed and presented as discontinued operations and the Company will report its remaining business operations as continuing operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

While CSI was the legal acquirer in the merger, because Pineapple Energy was determined to be the accounting acquirer, the historical financial statements of Pineapple Energy became the historical financial statements of the combined company upon the consummation of the merger. As a result, the financial statements included in the accompanying consolidated financial statements reflect (i) the historical operating results of Pineapple Energy prior to the merger; (ii) the consolidated results of legacy CSI, Pineapple Energy, HEC, and E-Gear following the closing of the merger; (iii) the assets and liabilities of Pineapple Energy at their historical cost; (iv) the assets and liabilities of CSI, HEC and E-Gear at fair value as of the merger date in accordance with ASC 805, Business Combinations, and (v) the Company’s equity structure for all periods presented.

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

PIPE Transaction

On March 28, 2022, following the closing of the merger, the Company closed on a $32.0 million private investment in public equity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $13.60 per share into the Company’s common stock, together with warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of the HEC Asset Acquisition, to repay $4.5 million ($5.6 million including five-year interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

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

Restricted Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Approximately $1.8 million of the restricted cash and cash equivalents on the balance sheet as of December 31, 2022 are funds that can only be used to support the legacy CSI business, will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business. The remaining $1.3 million is cash related to the SUNation operations and the consolidated Company only has the ability to use cash in excess of $1.5 million until the Short-Term Note (as defined below) is paid off.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of December 31, 2022 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $99,161 and $0 for 2022 and 2021, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Definite lived intangible assets, consisting primarily of trade names, technology, and backlog are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is not amortized but is tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

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

Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows:

	Unrealized Loss on Securities	Accumulated Other Comprehensive Loss
December 31, 2020	$—	$—
Net current period change	—	—
December 31, 2021	$—	$—
Net current period change	(10,422)	(10,422)
December 31, 2022	$(10,422)	$(10,422)

Revenue Recognition

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

Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenue from commercial contracts are recognized under a percentage of completion method, measured by the percentage of hours incurred to date against estimated total hours budgeted for each contract. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near future. Contract costs include all direct material, labor costs and those indirect costs related to contract performance, such as indirect labor and other supplies. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenues which are recognized in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

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

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Employer contributions to the plan in 2022 and 2021 were $60,489 and $0, respectively. Additionally, as part of the November 9, 2022 SUNation Acquisition, the Company also acquired the SUNation Solar Systems, Inc. 401(k) Plan, which included employer contributions of $27,656 during the period under Company ownership in 2022.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in the statement of operations over the requisite service period (generally the vesting period).

Warranty

SUNation warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. SUNation will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. SUNation provides for warranty up to 10 years in duration on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. SUNation provides extended workmanship warranties paid by the customer for up to 25 years for the service of inverters, which is reimbursed by the manufacturer.

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management’s best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company’s accrued warranty provision was $276,791 and $0 at December 31, 2022 and December 31, 2021, respectively, and is included in other current liabilities.

Advertising

The Company expenses advertising costs as the expenses are incurred. Advertising expense was $251,335 and $0 for the years ended December 31, 2022 and 2021, respectively.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer. Based on the financial information presented to and reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance, we have determined we have two operating segments, but meet the aggregation criteria in order to aggregate into one reportable segment.

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, stock options, warrants and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the year ended December 31, 2022. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both December 31, 2022 and 2021. Warrants totaling 5,176,471 would have been excluded from the calculation of diluted earnings per share for the year ended December 31, 2022, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period. For the year ended December 31, 2021, there were no potentially dilutive securities.

Accounting Standards Issued

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. We do not expect the impact of the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

Accounting Standards Adopted

In August 2020, FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock and amend the guidance for the derivative scope exception for contracts in an entity’s own equity.  Convertible instruments that continue to be subject to separation models are a) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and b) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital.  The reduction of accounting models is intended to simplify the accounting for convertible instruments, reduce complexity for preparers and practitioners, and improve the decision usefulness and relevance of the information provided to financial statement users.  The amendments to the derivative scope exception guidance a) removes the following conditions from the settlement guidance: settlement in unregistered shares, collateral, and shareholder rights; b) clarifies that penalty payments do not preclude equity classification within the settlement guidance in the situation where there is a failure to timely file; c) requires instruments that are required to be classified as an asset or liability under ASC 815-40-15-8A to be measured subsequently at fair value, with changes reported in earnings and disclosed in the financial statements; d) clarifies that the scope of the disclosure requirements in ASC 815-40-50 applies only to freestanding instruments, not embedded features; and e) clarifies that the scope of the reassessment guidance in ASC 815-40-35 on subsequent measurement applies to both freestanding instruments and embedded features.  The amendment to this guidance is intended to reduce form-over-substance-based accounting conclusions.  The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.  We adopted this update as of January 1, 2022 and have incorporated this guidance in our evaluation of the accounting for our warrants, which are classified as equity in our consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATIONS

CSI Merger

On March 28, 2022, the Company and Pineapple Energy consummated the transactions contemplated by the merger agreement. At the Closing, each member unit of Pineapple Energy that was issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive the Company’s common stock. The Company issued an aggregate of 5,006,245 shares of its common stock, which is inclusive of common shares issued to HEC and E-Gear owners as discussed further below and conversion of certain related party payables and debt outstanding prior to the merger transaction, discussed in Note 11, Commitments and Contingencies. The purpose of the merger was to provide a path to allow the Company to deliver value to its legacy shareholders through a combination of (i) the opportunity for the legacy CSI shareholders to receive an attractive return from dividends or distributions of the net proceeds from the divestiture of the Company’s pre-merger operating and non-operating assets and properties, and (ii) the opportunity for the legacy CSI shareholders, through ownership of the Company’s common stock following the merger, to participate in the potential growth of the combined company’s residential solar, battery storage, and grid services solutions business.

The Company accounted for the merger as a reverse recapitalization whereby it was determined that Pineapple Energy was the accounting acquirer and CSI was the accounting acquiree. Refer to Note 2, Summary of Significant Accounting Policies, for

further details. The accompanying consolidated financial statements and related notes reflect the historical results of Pineapple Energy prior to the merger and do not include the historical results of CSI prior to the consummation of the merger.

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

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. Remaining legacy assets to be sold include the Company’s legacy CSI subsidiaries, JDL and Ecessa, which are classified as held for sale as of December 31, 2022 and included within discontinued operations.

The purchase price allocation for the merger is based on the fair value of assets acquired and liabilities assumed and has been allocated as follows:

Cash and cash equivalents	$1,919,593
Investments	3,155,443
Accounts receivable	1,735,570
Inventory	138,767
Other assets	946,813
Property, plant, and equipment	117,774
Current assets held for sale	6,566,855
Intangible assets	2,607,000
Goodwill	6,764,300
Total assets	23,952,115

Accounts payable	2,192,346
Accrued expenses	1,013,004
Deferred revenue	874,756
Total liabilities	4,080,106

Net assets acquired	$19,872,009

The identifiable intangible assets from the merger are definite-lived assets. These assets include trade names, developed technology, and customer relationships and have a provisional weighted average amortization period of four years. Goodwill recorded as part of the purchase price allocation is not tax deductible. The trade name fair values were determined using the relief-from-royalty method, an income approach, which included the following significant assumptions: projected revenue by business, royalty rate, income tax rate, and discount rate. The fair values of the developed technology associated with the Ecessa business and customer relationships associated with the JDL business were determined using the multiple period excess-earnings method, an income approach, which included the following significant assumptions: projected Ecessa revenues, obsolescence factor, margins, depreciation, contributory asset charges, discount rates, and income tax rates. The fair value of the customer relationships associated with the Ecessa business was determined using the distributor method, an income approach, which included the following significant assumptions: projected Ecessa revenue, customer attrition, margins, contributory asset charges, discount rates, and income tax rates.

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

The consolidated financial statements include results of operations of CSI following the consummation of the merger for the year ended December 31, 2022, which included $5,291,492 of revenue and a net loss of $7,074,184 related to its JDL and Ecessa businesses, included in discontinued operations and net income of $2,531,457 primarily related to a gain on the fair value remeasurement of the CVR liability, included within continuing operations.

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

The assets and liabilities of HEC and E-Gear were recorded as of the merger date at their respective fair values. The purchase price allocation is based on the fair value of assets acquired and liabilities assumed and has been allocated as follows:

Cash and cash equivalents	$215,684
Accounts receivable	880,169
Inventory	1,572,062
Other assets	108,432
Property, plant, and equipment	182,135
Intangible assets	13,800,000
Goodwill	9,829,212
Total assets	26,587,694

Total liabilities	(1,471,348)

Net assets acquired	$25,116,346

The identifiable intangible assets from the HEC Asset Acquisition are definite-lived assets. These assets include a trade name and developed technology and have a weighted average amortization period of seven years. Goodwill recorded as part of the purchase price allocation is tax deductible. The developed technology fair values were determined using the relief-from-royalty method, an income approach, which included the following significant assumptions: projected revenue, obsolescence, royalty rate, income tax rate, and discount rate. The fair values of the trade names were determined using the multiple period excess-earnings method, an income approach, which included the following significant assumptions: projected revenues, estimated probability of continued used of tradenames, margins, depreciation, contributory asset charges, discount rates, and income tax rates.

The consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the year ended December 31, 2022, which included $19,843,011 of revenue and a net loss of $845,234.

SUNation Acquisition

On November 9, 2022, the Company completed the SUNation Acquisition as contemplated under the Transaction Agreement. This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. The Company acquired the equity of SUNation from Sellers for an aggregate purchase price of $18,440,533, comprised of (a) $2,390,000 in cash consideration paid at closing, (b) the issuance at closing of a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), with a fair value of $4,830,533 at the acquisition date, (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock pursuant to the Plan of Merger, with a fair value of $4,070,000 at the acquisition date and (e) potential earn-out payments of up to $5,000,000 million based on the percentage of year-over-year EBITDA growth of the SUNation in 2023 and 2024, as set forth in the Transaction Agreement (the “Earnout”), with a fair value of $2,150,000 at the acquisition date. The Company utilized a Monte Carlo simulation to determine the fair value of the earnout liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of December 31, 2022, the fair value of the earnout liability was $2,150,000. See further discussion regarding the Short-Term Note and Long-Term Note within Note 11, Commitments and Contingencies.

The assets and liabilities of SUNation were recorded as of the merger date at their respective fair values. The purchase price allocation is based on the fair value of assets acquired and liabilities assumed and has been allocated as follows:

Cash	$1,598,707
Accounts receivable	2,824,029
Inventory	4,875,089
Employee retention credit receivable	1,584,541
Right of use asset	2,602,024
Other assets	2,880,014
Fixed assets	960,514
Intangible assets	7,100,000
Goodwill	10,716,638
Total assets	35,141,556

Accounts Payable	3,316,867
Other current liabilities	1,349,501
Related party payables	2,191,761
Operating lease liability	2,602,024
Loans payable	2,348,685
Customer deposits	1,606,054
Deferred revenue	3,286,131
Total liabilities	16,701,023

Net assets acquired	$18,440,533

The identifiable intangible assets from the SUNation Acquisition are definite-lived assets. These assets include a trade name and backlog and have a weighted average amortization period of eight years. Goodwill recorded as part of the purchase price allocation is not tax deductible. The trade name fair values were determined an income approach under an estimate developed from the relief-from-royalty method and the projected cash savings over an estimated period of time that would otherwise be required to license this asset. The backlog amount was determined using an income approach under a multi-period excess earnings approach whereby cash flows in excess of those needed to operate contributory assets over a period of time are otherwise attributed to the fair value of the asset.

The consolidated financial statements include results of operations of SUNation following the consummation of the SUNation Acquisition for the year ended December 31, 2022, which included $7,617,848 of revenue and a net loss of $99,522.

Transaction costs related to the merger, the HEC Asset Acquisition and the SUNation Acquisition totaled $1,947,425 and $2,410,634 incurred during the years ended December 31, 2022 and 2021, respectively, and were recorded in operating expenses within the consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger, the HEC Asset Acquisition and the SUNation Acquisition as of January 1, 2021. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $1,706,086 and $3,416,286 and excludes transaction costs totaling $4,208,063 and $4,757,837 for the years ended December 31, 2022 and 2021, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	2022	2021
Net revenue	$73,990,209	$55,704,930
Net loss	(357,441)	(9,180,142)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s consolidated statement of stockholders’ equity as of December 31, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of December 31, 2022, the fair value of the Merger Earnout Shares was $0, resulting in a gain on the fair value remeasurement of the earnout consideration totaling $4,684,000 during the year ended December 31, 2022, which was recorded in other income (expense) within the consolidated statements of operations.

NOTE 4 – REVENUE RECOGNITION

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

The following table disaggregates revenue based on type for the years ended December 31, 2022 and 2021:

	Revenue by Type
	2022	2021
Residential	$25,375,067	$—
Commercial	1,673,403	—
Service	412,388	—
Commission	61,241	38,162
	$27,522,099	$38,162

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations for the years ended December 31, 2022 and 2021:

	2022	2021
Performance obligations satisfied at a point in time	$25,848,696	$38,162
Performance obligations satisfied over time	1,673,403	—
	$27,522,099	$38,162

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $1,477,596 and $0 at December 31, 2022 and 2021, respectively. Contract liabilities were $6,990,538 and $0 at December 31, 2022 and 2021, respectively.

NOTE 5 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31
	2022	2021

Billings to date	$4,208,409	$—

Costs incurred on uncompleted contracts	1,122,453	—
Estimated earnings	380,547	—
Cost plus estimated earnings	1,503,000	—

Billings in excess of costs plus estimated earnings on uncompleted contracts	$2,705,409	$—

Costs and estimated earnings in excess of billings as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31
	2022	2021

Costs incurred on uncompleted contracts	$931,801	$—
Estimated earnings	513,648	—
	1,445,449	—
Billings to date	667,964	—
Costs and estimated earnings in excess of billings on uncompleted contracts	$777,485	$—

NOTE 6 – LEASES

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

In 2022, the Company entered into operating leases for two office locations, including one in April 2022 and one in November 2022 upon the acquisition of SUNation. These leases have remaining lease terms of 10 to 13 years. One lease includes a 3% rent adjustment on each anniversary of the lease and the other includes a fixed annual rent adjustment of $6,840. As of December 31, 2022, total ROU assets and operating lease liabilities were $4,166,838 and $4,182,103, respectively. There were no operating lease liabilities as of December 31, 2021. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2022 and 2021, the Company recognized $212,000 and $0 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2022	2021
Cash paid for operating leases	$196,258	$—
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$4,289,358	$—

	As of December 31
	2022	2021
Weighted-average remaining lease term	11.5 years	—
Weighted-average discount rate	6.4%	0.0%

(1)Includes $1,687,334 for operating leases entered into in 2022 and $2,602,024 for operating leases acquired as part of the SUNation Acquisition.

Maturities of lease liabilities as of December 31, 2022 were as follows:

2023	$479,201
2024	488,249
2025	497,364
2026	506,547
2027	515,801
Thereafter	3,575,667
Total lease payments	6,062,829
Less imputed interest	(1,880,726)
Total operating lease liabilities	$4,182,103

As of December 31, 2022, the Company has a future operating lease obligation related to its corporate offices, commencing on January 1, 2023.

NOTE 7– DISCONTINUED OPERATIONS

Pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL and Ecessa businesses and has met the criteria to report the operations of these businesses as discontinued operations beginning in the fourth quarter of 2022.

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	December 31, 2022	December 31, 2021
Trade accounts receivable, net	$752,420	$—
Inventories, net	145,808	—
Other current assets	255,871	—
Total current assets	$1,154,099	$—

Property, plant, and equipment, net	$69,270	$—
Right of use asset	46,025	—
Intangible assets	2,110,550	—
Goodwill	45,688	—
Total noncurrent assets	$2,271,533	$—

Total assets held for sale	$3,425,632	$—

Accounts payable	$381,992	$—
Accrued compensation and benefits	184,585	—
Operating lease liability	50,170	—
Other accrued liabilities	10,727	—
Deferred revenue	533,685	—
Total current liabilities	$1,161,159	$—

Deferred revenue	$250,875	$—
Total noncurrent liabilities	$250,875	$—

Total liabilities held for sale	$1,412,034	$—

The financial results of the discontinued operations are as follows:

	Year Ended December 31
	2022	2021
Sales	$5,291,492	$—
Cost of sales	3,798,807	—
Selling, general and administrative expenses	1,295,120	—
Amortization expense	496,450	—
Transaction costs	53,361	—
Goodwill impairment loss	6,718,612	—
Operating loss before income taxes	(7,070,858)	—
Income tax expense	3,326	—
Net loss from discontinued operations	$(7,074,184)	$—

Due to CVR Representative’s approval of the planned sale of JDL and Ecessa and its discontinued operations assessment in the fourth quarter of 2022, the Company determined there was a triggering event that warranted an interim impairment assessment. Based on the quantitative assessment, the Company recorded an impairment loss of $6,718,612.

NOTE 8 –RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long-term investments as of December 31, 2022. The Company did not have any restricted cash equivalents and available for sale securities in 2021.

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Restricted Cash Equivalents	Short-Term Investments	Long-Term Investments
Restricted cash equivalents:
Money Market funds	$978,462	$—	$—	$978,462	$978,462	$—	$—
Subtotal	978,462	—	—	978,462	978,462	—	—

Investments:
Corporate Notes/Bonds	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—
Subtotal	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—

Total	$3,694,069	$—	$(48,841)	$3,645,228	$978,462	$2,666,766	$—

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of December 31, 2022:

	Amortized Cost	Estimated Market Value
Due within one year	$2,715,607	$2,666,766
Due after one year through five years	—	—
	$2,715,607	$2,666,766

The Company tests for other than temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The Company did not recognize any gross realized gains or losses during the years ended December 31, 2022 or 2021.

As part of the merger, the Company acquired an investment totaling $250,000 in preferred shares of Kogniz, Inc., a privately owned artificial intelligence company based in Silicon Valley, CA. The Company’s investment represented less than 10% of the outstanding equity of Kogniz. The Company uses the cost method to account for investments in common stock of entities such as Kogniz if the Company does not have the ability to exercise significant influence over the operating and financial matters of the entity. The Company also uses the cost method to account for its investments that are not in the form of common stock or in-substance common stock in entities if the Company does not have the ability to exercise significant influence over the entity’s operating and financial matters. Based on Kogniz’s 2022 performance and overall financial outlook, the Company recognized an impairment loss of $250,000 within operating expenses in the accompanying consolidated statement of operations and comprehensive loss.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2022	2021
Leasehold improvements	3-10 years	686,840	—
Machinery and equipment	3-15 years	544,479	—
Furniture and fixtures	3-10 years	57,753	—
		1,289,072	—
Less accumulated depreciation		(98,140)	—
		$1,190,932	$—

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended December 31, 2022 by reporting unit are as follows.

	HEC	SUNation	Total
January 1, 2022	$—	$—	$—
Acquisition	9,829,212	10,716,638	20,545,850
December 31, 2022	$9,829,212	$10,716,638	$20,545,850

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	—	—	—
Balance at December 31, 2022	$9,829,212	$10,716,638	$20,545,850

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(4,141,072)	$18,046,810
Developed technology	4 years	2,400,000	(450,000)	1,950,000
Backlog	1 year	600,000	(50,000)	550,000
		$25,187,882	$(4,641,072)	$20,546,810

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3 years	$4,287,882	$(1,507,612)	$2,780,270
		$4,287,882	$(1,507,612)	$2,780,270

Amortization expense on these identifiable intangible assets was $3,133,460 and $1,429,295 in 2022 and 2021 respectively. The weighted average remaining useful life at December 31, 2022 was 6.5 years. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2023	$4,738,462
2024	2,837,500
2025	2,837,500
2026	2,387,500
2027	2,237,500
Thereafter	5,508,348

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Loan Payable

As of December 31, 2022 and December 31, 2021, Pineapple Energy had $3,000,000 and $7,500,000, respectively, in a loan payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. At December 31, 2021, the combined loan and accrued interest balance was $6,194,931. The balance at December 31, 2022, after giving effect to the $5,557,000 payment of principal and accrued interest on March 29, 2022, was $1,428,685. A new effective interest rate of approximately 52.9% was established during the first quarter of 2022 based on the carrying value of the revised cash flows.

Interest and accretion expense was $151,024 and $618,983 for years ended December 31, 2022 and December 31, 2021 respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

Interest expense was $13,977 and $10,178 for the years ended December 31, 2022 and 2021 respectively.

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

SUNation Short-Term and Long-Term Notes

As discussed in Note 3, Business Combinations, the Company entered into short-term and long-term notes in connection with the SUNation Acquisition on November 9, 2022. The $5,000,000 Short-Term Note is secured as described below and matures on August 9, 2023. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. Both the Short-Term Note and Long-Term Note may be prepaid at the Company’s option at any time without penalty.

Pursuant to the Pledge Agreement, the Short-Term Note is secured by a pledge by the Company and Merger Sub of the equity of SUNation purchased under the Transaction Agreement. While the Short-Term Note remains outstanding, the Company also agrees to certain negative covenants with respect to the operation of SUNation, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business. If Sellers exercise their remedies under the Pledge Agreement (due to an event of default by the Company under the Short-Term Note or the Pledge Agreement), Sellers would be able recover the pledged equity of the acquired companies and the Company’s remaining obligations under the Short-Term Note and the Long-Term Note would be cancelled in their entirety and would be of no further force and effect. The Company’s obligations to make any Earnout payment under the Transaction Agreement would also be terminated. The Pledge Agreement will automatically terminate upon the payment of all amounts due under the Short-Term Note.

The balances of the Short-Term Note and Long-Term Note recorded at December 31, 2022 was $5,057,299 and $4,917,879, respectively. Interest and accretion expense related to the notes totaled $144,645 for the year ended December 31, 2022.

Equipment Loans

The Company acquired various equipment loan agreements through its SUNation Acquisition. These loans are secured by machinery and equipment and expire at various dates through September 2025 with interest rates ranging from 5.0 to 6.5% per annum. The balance for the equipment loans recorded at December 31, 2022 was $168,184. Interest expense was $1,271 for the year ended December 31, 2022.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at December 31, 2022 was $1,887,616. Interest expense was $14,726 for the year ended December 31, 2022.

Future Minimum Principal Payments

Future minimum principal payments under the aforementioned loans and notes for the next five years are as follows:

2023	$5,345,894
2024	6,014,898
2025	2,997,846
2026	263,253
2027	271,937
Thereafter	611,420

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of December 31, 2022 of $116,710.

Related party payables

As part of the SUNation Acquisition, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company. See further information regarding these leases within Note 6, Leases.

NOTE 13 – SHARE BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. The 2022 Plan authorizes the issuance of up to 750,000 shares of common stock. On December 7, 2022, the shareholders approved an additional 500,000 for issuance, for a total of 1,250,000 shares. At December 31, 2022, no shares had been issued under the 2022 Plan, 470,888 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 779,112 shares were available for future awards.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 82,278 RSUs in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 134,546 RSUs in connection with the hiring of Senior Vice Presidents in connection with the SUNation Acquisition.

Restricted Stock Units

The following table summarizes the changes in the number of restricted stock units under the 2022 Equity Incentive Plan and inducement awards over the period from December 31, 2020 to December 31, 2022:

Weighted Average
Grant Date
	Shares	Fair Value
Outstanding – December 31, 2020	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding – December 31, 2021	—	—
Granted	687,712	2.58
Vested	—	—
Forfeited	—	—
Outstanding – December 31, 2022	687,712	2.58

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2022 and 2021 was $309,205 and $0 respectively. Unrecognized compensation expense related to outstanding RSUs was $1,462,400 at December 31, 2022 and is expected to be recognized over a weighted-average period of 2.4 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At December 31, 2022, 200,000 shares remain available for purchase under the ESPP. The first plan phase will commence on January 1, 2023.

Employee Stock Ownership Plan (ESOP)

The Company has an Employee Stock Ownership Plan under Legacy CSI. Under the conditions of the merger, this plan has been suspended for future contributions. At December 31, 2022, the ESOP held 126,904 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees.

NOTE 14 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On

September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of December 31, 2022, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE Investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over common stock.

Concurrent with the amendment, the Company entered into warrant agreements with the PIPE Investors to purchase common stock (the “Warrant Agreement”), whereby the Company would issue 2,352,936 warrants (“PIPE Warrants”) to purchase restricted shares of the Company’s common stock for cash or in a cashless exercise.  These PIPE Warrants have an exercise price of $13.60 ($4.00 for half of the warrants after the November 2022 amendment as further discussed below) with a five-year term, commencing on the date of issuance.

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of December 31, 2022, there were 3,000,000 shares of Convertible Preferred Stock authorized and 28,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to December 31, 2022. All PIPE Warrants remain outstanding as of December 31, 2022.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates. The Convertible Preferred Stock is reported as part of permanent equity in the consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of December 31, 2022.  In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively. As a result of certain Convertible Preferred Stock modifications, an increase of $13.2 million in the Convertible Preferred Shares was recognized as a deemed dividend (see “Preferred Stock Modifications” below) as of December 31, 2022. As a result of certain PIPE Warrant modifications, an increase of $3.6 million in the PIPE Warrants was recognized as a deemed dividend (see “Warrant Modifications” below) as of December 31, 2022.

Warrant Modifications

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. At such time, the PIPE Warrants contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which PIPE Warrant holders agreed to waive such provisions in exchange for certain concessions from the Company. Management evaluated the warrants after the modifications and determined that they continued to be equity-classified under the derivative scope exception of ASC 815-40. The PIPE Warrants were valued immediately before and immediately after the modifications to calculate the $3.6 million incremental value of the modified PIPE Warrants. The Company considers this incremental value to be a deemed dividend that reduces retained earnings and earnings per share. As the Company does not have any retained earnings, the Company has the option of recording the deemed dividend by reducing additional paid-in capital (“APIC”) or increasing accumulated deficit. Therefore, in the consolidated statement of stockholders’ equity as of December 31, 2022, management recorded the deemed dividend by reducing APIC.

Preferred Stock Modifications

In June 2021, the Company entered into a stock purchase agreement to issue Series A Preferred Stock. At such time, the Series A Preferred Stock contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which Series A Preferred stockholders agreed to waive such provisions in exchange for certain concessions from the Company. Management evaluated the Series A Preferred Shares after the modifications and determined that they continued to be permanent equity-classified under ASC 480-10-S99-3A(3)(f).

The Company is required to analyze amendment to preferred stock terms to determine the appropriate method of accounting to be applied. While guidance exists in ASC 470-50 to address the accounting for debt modifications, including preferred stock that is accounted for as a liability, there is no comparable guidance to address the accounting for modifications to preferred stock instruments that are accounted for as equity or temporary equity, which necessitates the subjective determination of whether a modification or exchange represents an extinguishment. Current accounting guidance permits the analysis of preferred stock modifications by using either the qualitative approach, the fair value approach or the cash flow approach. Due to the nature of amendment made to the preferred stock terms, the Company determined that the fair value approach was the most appropriate methodology. The Company determined that the amendments resulted in an extinguishment of the Preferred Stock. The Preferred Stock was revalued immediately after the amendment in November 2022 and would recognize the $13.2 million incremental value above the carrying value as a deemed dividend that reduces retained earnings and earnings per share. As the Company does not have any retained earnings, the Company has the option of recording the deemed dividend by reducing APIC or increasing accumulated deficit. Therefore, in the consolidated statement of stockholders’ equity as of December 31, 2022, management recorded the deemed dividend by reducing APIC.

NOTE 15 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2022	2021
Current year income taxes :
Federal	$—	$—
State	12,237	—
Income tax expense (benefit)	$12,237	$—

The Company’s Austin Taylor Communications, Ltd. unit operated in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2022 and 2021. At the end of 2022, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2022	2021
Tax at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(5.3)	—
Other nondeductible items	31.2	—
Change in valuation allowance	(44.1)	(21.0)
Other	(3.2)	—
Effective tax rate	(0.4)%	0.0%

Deferred tax assets and liabilities as of December 31 related to the following:

	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$47,353	$—
Inventory	30,528	—
Accrued and prepaid expenses	184,418	—
Lease liability	1,055,975	—
Domestic net operating loss carry-forward	4,612,193	490,180
Other stock compensation	82,973	—
Intangible assets	—	—
Foreign net operating loss carry-forwards and credits	1,451,985	—
Federal and state credits	366,964	—
Other	786,904	1,776,156

Gross deferred tax assets	8,619,293	2,266,336
Valuation allowance	(6,560,649)	(2,266,336)

Net deferred tax assets	2,058,644	—

Deferred tax liabilities
Depreciation	(154,507)	—
Intangible assets	(853,130)	—
Lease right-of-use asset	(1,051,007)	—

Net deferred tax liability	(2,058,644)	—

Total net deferred tax asset	$—	$—

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $6,560,649 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

At December 31, 2022, the Company has a federal net operating loss carryforward from 2015 through 2022 activity of approximately $16,975,459 that is available to offset future taxable income and begins to expire in 2035.

During 2015, the Company engaged in a research and development tax credit study for the tax years 2011 to 2014. As a result of this study, the Company claimed $1,554,447 of federal and $1,024,373 of state research and development credits. The Company amended prior year tax returns to claim these credits and offset prior year taxes paid. Credits not used to reduce taxes are available to be carried forward. At December 31, 2022, the Company has an estimated federal research and development credit carryforward of approximately $220,207 and a state research and development credit carryforward of approximately $387,202. The utilization of these credits may be limited under the provisions of Section 383 of the Internal Revenue Code and similar state statutes. Section 383 governs the utilization of tax attribute carryforwards such as the research and development credit in the event of a change in control of the Company, such as that which occurred as of March 28, 2022.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2022	2021
Uncertain tax positions – January 1	$—	$—
Opening balance sheet	112,850
Gross increases - current period tax positions	(37,503)	—
Uncertain tax positions – December 31, 2022	$75,347	$—

Included in the balance of uncertain tax positions at December 31, 2022 are $75,347 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $0 in the next twelve months due to statute of limitations expirations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2022. The Company’s 2022 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

NOTE 16 – FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, are summarized below. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$978,462	$—	$—	$978,462
Subtotal	978,462	—	—	978,462

Short-term investments:
Corporate Notes/Bonds	—	2,666,766	—	2,666,766
Subtotal	—	2,666,766	—	2,666,766

Current Liabilities:
Contingent value rights	—	—	(7,402,714)	(7,402,714)
Earnout consideration	—	—	(2,150,000)	(2,150,000)
Subtotal	—	—	(9,552,714)	(9,552,714)

Total	$978,462	$2,666,766	$(9,552,714)	$(5,907,486)

The estimated fair value of the CVRs as of December 31, 2022 was $7,402,714, as noted above. The Company recorded a $2,125,949 gain on the fair value remeasurement of the CVRs in 2022 related to a decrease in the fair value of the JDL and Ecessa assets and a loss on held for sale assets sold in the second quarter of 2022, offset by a gain on an earnout payment realized in the second quarter of 2022 related to legacy CSI’s sale of its Electronics and Software segment in 2021. The Company paid $8,745,628 in CVR distributions during the third quarter of 2022.

The estimated fair value of all earnout consideration as of December 31, 2022 was $2,150,000, all attributed to the earnout consideration related to the SUNation Acquisition. As noted in Note 3, Business Combinations, the Company recorded a liability for earnout shares to holders of certain per-merger Pineapple Energy shareholders in the amount of $4,684,000 and $2,150,000 in earnout consideration related to the SUNation Acquisition. As described in Note 3, the estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $4,684,000 during the year ended December 31, 2022 related to the remeasurement of the value of the liability for the earnout shares.

The fair value remeasurements noted above were both recorded within other income (expense) in the consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the year ended December 31, 2022.

NOTE 17 – GOING CONCERN

The Company’s financial statements as of December 31, 2022 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted in Note 11, Commitments and Contingencies, the Company entered into a $5.0 million Short-Term Note that is due on August 9, 2023. Based on the Company’s current financial position, which includes approximately $5.7 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement or the SUNation agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to repay the Short-Term Note obligation, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures are effective.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2022.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Delinquent Section 16(a) Reports” in the Company’s 2023 Proxy Materials, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2022.

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

These guidelines are intended to promote the ethical handling of conflicts of interest, full and fair disclosure in periodic reports filed by the Company, and compliance with laws, rules and regulations concerning this periodic reporting. A copy of the Code is available on our website at https://ir.pineappleenergy.com/corporate-governance/governance-documents, and is also available, without charge, by writing to the Company’s Corporate Secretary at: Pineapple Energy Inc., 10900 Red Circle Drive, Minnetonka, Minnesota 55343.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the information to be included in the 2023 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the information to be included in the 2023 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the information to be included in the 2023 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2022.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the information to be included in the 2023 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2022.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Pineapple Energy Inc. and subsidiaries appear at pages 27 to 60 herein:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2022 and 2021

•Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

•Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•Notes to Consolidated Financial Statements

(a) (2)Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3)Exhibits

Regulation S-K
Reference		Title of Document	Location
2.1	#	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
2.2	#

Amendment No. 1 to Agreement and Plan of Merger dated December 16, 2021 by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson

Filed as Exhibit 2.1 to the Form 8-K filed on December 20, 2021 and incorporated herein by reference.
2.3	#

Transaction Agreement, dated November 9, 2022, by and among Pineapple Energy Inc., Solar Merger Sub, LLC, Scott Maskin, James Brennan, Scott Sousa, Brian Karp and Scott Maskin as representative of each seller, including the forms of the Plan of Merger, the Pledge and Security Agreement, the Short-Term Limited Recourse Secured Promissory Note and the Long-Term Promissory Note

Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1		Third Amended and Restated Articles of Incorporation, as amended through December 9, 2022	Filed as Exhibit 3.2 to the Form 8-K filed on December 9, 2022 and incorporated herein by reference.
3.2		Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022)	Filed as Exhibit 3.2 to the Form 8-K filed on April 13, 2022 and incorporated herein by reference.
3.3		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Included in Exhibit 3.1.
4.1		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.2		Amended and Restated Registration Rights Agreement between Communications Systems, Inc. and PIPE Investors	Filed as Exhibit 4.3 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
4.3		Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.

4.4		Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
10.1	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.
10.2	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.
10.3	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 20, 2012 and incorporated herein by reference.
10.4	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
10.5	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan	Filed as Exhibit 10.1 to the Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.6	*	Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.
10.7		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
10.8		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.9		Form of Lock-up Agreement by and among Communications Systems, Inc., certain directors, officers and shareholders of Communications Systems, Inc., and the PIPE Investors	Filed as Exhibit 10.2 to the Form 8-K filed on June 29, 2021 and incorporated herein by reference.
10.10	#	Asset Purchase Agreement dated March 1, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.13 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.11		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.12		Working Capital Loan and Security Agreement dated as of January 8, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.15 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.13	*	Employment Agreement dated February 10, 2021 by and between Pineapple Energy LLC and Kyle Udseth.	Filed as Exhibit 10.17 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.14	#

Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.

Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.15	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.16		First Amendment to Working Capital Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.20 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.17		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Lake Street Solar LLC.	Filed as Exhibit 10.21 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.

10.18		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Hercules Capital, Inc.	Filed as Exhibit 10.22 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.19	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.20	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.21	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.22	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.23	*	Offer Letter, dated September 16, 2022, by and between Pineapple Energy Inc. and Eric Ingvaldson.	Filed as Exhibit 10.1 to Form 8-K filed on September 22, 2022 and incorporated herein by reference.
10.24	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on October 11, 2022 and incorporated herein by reference.
10.25	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.26	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.27		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.28	*	Employment Agreement, dated November 9, 2022, between Pineapple Energy Inc. and Scott Maskin.	Filed as Exhibit 10.2 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.29		Subscription and Investment Representation Agreement between Pineapple Energy Inc. and James Brennan dated November 9, 2022.	Filed as Exhibit 10.3 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.30	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.3 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.31	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.4 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.32	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.5 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.33	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.6 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.34

Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.35		Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022.	Filed as Exhibit 10.6 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.36	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.

10.37

Purchase Agreement, dated November 18, 2021, between Communications Systems, Inc. and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.

Filed as Exhibit 10.1 to the Form 8-K filed on November 23, 2021 and incorporated herein by reference.
10.38

First Amendment to Purchase Amendment dated February 15, 2022, to Purchase Agreement dated November 18, 2021, between the Company and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.

Filed as Exhibit 10.1 to the Form 8-K filed on February 16, 2022 and incorporated herein by reference.
10.39

Second Amendment to Purchase Amendment dated April 11, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.

Filed as Exhibit 10.1 to Form 8-K filed on April 13, 2022 and incorporated herein by reference.
10.40

Third Amendment to Purchase Amendment dated April 26, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.

Filed as Exhibit 10.1 to Form 8-K filed on April 28, 2022 and incorporated herein by reference.
10.41

Fourth Amendment to Purchase Amendment, dated May 26, 2022, to Purchase Agreement, dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.

Filed as Exhibit 10.5 to Form 8-K filed on June 15, 2022 and incorporated herein by reference.
10.42	Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.43	Memorandum Agreement Related to Sale of 10900 Red Circle Property dated June 10, 2022 between the Company and Richard Primuth.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 22, 2022 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included on the signature page.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	Filed herewith.
101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. Pineapple agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pineapple Energy Inc.
	By	/s/ Kyle Udseth
Kyle Udseth
Date: April 14, 2023		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kyle Udseth and Eric Ingvaldson as their true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Kyle Udseth	Chief Executive Officer (Principal Executive Officer),	April 14, 2023
Kyle Udseth	Director
/s/ Eric Ingvaldson	Chief Financial Officer (Principal Financial Officer)	April 14, 2023
Eric Ingvaldson
/s/ Kristin A. Hlavka	Corporate Controller (Principal Accounting Officer)	April 14, 2023
Kristin A. Hlavka
/s/ Marilyn Adler	Director	April 14, 2023
Marilyn Adler
/s/ Thomas J. Holland	Director	April 14, 2023
Thomas J. Holland
/s/ Scott Honour	Director	April 14, 2023
Scott Honour
/s/ Roger H.D. Lacey	Director	April 14, 2023
Roger H.D. Lacey
/s/ Scott Maskin	Director	April 14, 2023
Scott Maskin
/s/ Randall D. Sampson	Director	April 14, 2023
Randall D. Sampson
/s/ Michael R. Zapata	Director	April 14, 2023
Michael R. Zapata