Form 10-K/A
period 2022-12-31
Pineapple Energy Inc.
filed 2023-05-01
CIK 22701

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

YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ” large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer ☐  Non-Accelerated Filer  ☒

Smaller Reporting Company  ☒  Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,465,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2022.

As of April 30, 2023 there were outstanding 9,948,836 shares of the Registrant’s common stock.

Documents Incorporated by Reference

None.

Auditor of the registrant's consolidated financial statements filed with the original Form 10-K:

Auditor Name:	Auditor Location:	PCAOB ID#:
Baker Tilly US, LLP	Minneapolis, MN	23

EXPLANATORY NOTE

Pineapple Energy Inc. (herein referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2023 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended and restated to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION REGARDING DIRECTORS

The following sets forth information regarding the Company’s current directors (the “Board of Directors” or “Board”), including information regarding their principal occupations currently and for the preceding five years, as well as discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that such person should serve as director of the Company. There are no family relationships between any director or executive officer.

Marilyn Adler, age 57, has served on our Board of Directors since March 2022. Ms. Adler is a founder of Mizzen Capital, a private credit fund, and has been a Managing Partner there since March 2019. Prior to launching Mizzen Capital, Ms. Adler held senior management roles with several Small Business Investment Company (“SBIC”) funds, including Medley SBIC LP from September 2012 to March 2019, Sunrise Equity Partners LP from September 2003 to September 2012 and Hudson Venture Partners LP from 1997 to 2002. Prior to that, she worked at Teachers Insurance and Annuity Association, a Fortune 100 financial services organization, in the fixed income group from September 1991 to June 1994 and at Donaldson, Lufkin & Jenrette, an investment bank, from September 1987 to June 1989. Ms. Adler was also a Board Member of the Small Business Investor Alliance from 2014 to 2019. Ms. Adler earned an MBA from The Wharton School of the University of Pennsylvania in 1991 and a B.S. with distinction from Cornell University in 1987. We believe that Ms. Adler is qualified to serve on our Board of Directors due to her business and management experience.

Thomas J. Holland, age 60, has served on our Board of Directors since March 2022. Mr. Holland is currently the Chief Operating Officer of Homebound Inc., a California-based housing company, and has been in such role since November 2021. He was previously a partner at Bain & Company, Inc., a management consulting firm, (“Bain & Company”) from September 2018 to November 2021. From December 2016 to December 2017, Mr. Holland was the CEO of Century Snacks, LLC, a California-based food manufacturing company. From March 2014 to December 2015, Mr. Holland served as the President of SunRun Inc., a provider of residential solar panels and home batteries (“SunRun”), and he was the Chief Operating Officer of SunRun from August 2013 to March 2014. Prior to that, he was a partner at Bain & Company from December 1989 to July 2013. Mr. Holland holds a B.S. in Civil Engineering from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Holland is qualified to serve on our Board of Directors due to his management experience across a variety of industries.

Scott Honour, age 56, has served on our Board of Directors since March 2022. Mr. Honour is Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm, where he has served since 2012. Mr. Honour also serves as Chairman of Perception Capital Corp. II (Nasdaq: PCCT) and as a director of Appreciate Holdings, Inc. (Nasdaq: SFR). Within the past five years, Mr. Honour served as a director of Sustainable Opportunities Acquisition Corp. (Nasdaq: SOAC) and EVO Transportation & Energy Services (OTC: EVOA). From 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Mr. Honour also co-founded YapStone, Inc. in 1999. Mr. Honour holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour is qualified to serve on our Board of Directors due to his business and board experience.

Roger H.D. Lacey, age 72, has been a director of Communications Systems, Inc. ("CSI") since 2008 and a director of ours, and our chairman, since the merger of the Company and CSI (the "Merger") in March 2022. Mr. Lacey served as CSI’s chief executive officer from February 2015 until November 30, 2020, and served as the executive chairman of CSI’s board of directors beginning in December 2018. He also assumed the additional role of interim chief executive officer of CSI on August 2, 2021 through March 28, 2022. Mr. Lacey also served as interim chief executive officer of CSI from June 2014 until February 2015. Mr. Lacey was senior vice president of strategy and corporate development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s chief strategy officer and head of global mergers and acquisitions from 2000 to

2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as division vice president of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. In addition, he is a board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm, where he is a Board member of WTB, a private Utilities services company, and Cambek, a leading manufacturer of specialty wood construction products. He was formerly a member of the board of governors for Opus Business School, University of St. Thomas; a former visiting professor of strategy and corporate development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former vice chair of Abbott Northwestern Hospital Foundation. We believe that Mr. Lacey is qualified to serve on our Board of Directors due to his unique perspective that combines familiarity with key technology markets around the world combined with deep experience in strategic planning and business development.

Scott Maskin, age 59, has served on our Board of Directors since November 2022 and as our Senior Vice President and General Manager, New York Division since November 2022. Mr. Maskin is the co-founder of SUNation Energy, and served as its chief executive officer since its inception in June 2003 until the Company’s acquisition of SUNation in November 2022. Previously Mr. Maskin developed nearly 20 years of experience on electrical and contracting work on commercial and residential properties and has a Master Electrician’s license. We believe Mr. Maskin is qualified to serve on our Board of Directors due to his extensive experience and knowledge in the industry, particularly related to solar and battery energy storage systems for residential and small commercial customers.

Randall D. Sampson, age 64, has been a CSI director since 1999 and a director of ours since the Merger in March 2022. Mr. Sampson was the Lead Independent Director from December 2018 until the Merger in March 2022. Since 1994 Mr. Sampson has held the positions of president and chief executive officer, and a board member of Canterbury Park Holding Corporation (“CPHC”). Since 2022 he has also served as Chairman of the Board. CPHC is a public company (Nasdaq: CPHC) based in Shakopee, Minnesota that re-opened a failed pari-mutuel race track and stimulated the revival of Minnesota’s horse breeding and racing industries. Under his leadership, the Canterbury Park Racetrack has become a unique, family-friendly venue for live horse races and other entertainment, as well as pari-mutuel and card club wagering. Before becoming one of the three co-founders of CPHC in 1994, and after graduating from college with a degree in accounting, Mr. Sampson worked for five years in the audit department of a large public accounting firm where he earned his CPA certification, subsequently gained experience as a controller of a private company, served as a chief financial officer of a public company and managed Sampson family interests in horse breeding and training. We believe that Mr. Sampson is qualified to serve on our Board of Directors due to the challenging nature of Canterbury Park’s business which has demanded from its CEO an entrepreneurial mindset, attention to expense control, continuous innovation in marketing, and attention to the needs of customers.

Kyle Udseth, age 42, has been a director of ours since March 2022 and our Chief Executive Officer since March 2022. Mr. Udseth founded Pineapple LLC in 2020 and served as its chief executive officer and on its board of managers since its inception. Prior to founding Pineapple LLC, Mr. Udseth served in various executive roles at leading national residential solar companies starting in 2015, such as: vice president of sales at Sungevity from August to November of 2020, senior director of marketing and customer experience at Sunnova from October of 2018 to August of 2020, and head of customer marketing at Sunrun from August of 2015 to September of 2018. Mr. Udseth holds a bachelor’s degree in economics from Carleton College and an MBA from the Stanford Graduate School of Business. We believe that Mr. Udseth is qualified to serve on our Board of Directors due to his business experience and management background.

Michael R. Zapata, age 45, has served as a director of CSI since June 2020 and a director of ours since the Merger in March 2022. Mr. Zapata has served as Executive Chairman and President of Schmitt Industries, Inc. (Nasdaq: SMIT) since December 2018, and as Chief Executive Officer of that company since July 2019. Mr. Zapata is the founder and Managing Member of Sententia Capital Management, LLC, a value investing focused investment management firm (“Sententia”). Since its inception in 2012, Sententia has invested in deep value public equities in a concentrated portfolio. Prior to Sententia, Mr. Zapata served nearly 10 years in the U.S. Navy. During his service from 2001 to 2010, he held various leadership roles during the Global War on Terror. Deploying to locations including Iraq, Afghanistan, Africa, the Middle East and the Arabian Peninsula, he brings valuable insight and expertise in intelligence fusion, operational execution, strategic planning and risk mitigation. He received his B.S. from Texas A&M University, where he was recognized as a Dougherty Award Recipient. He received his M.B.A. from Columbia University as a student in the Heilbrunn Center for Value Investing. He serves as a director of Tip of the Spear Foundation, a non-profit dedicated to supporting Elite Operators and their families during times of need. We believe that Mr. Zapata is qualified to serve on our Board of Directors due to his background in, and knowledge of, operational execution and strategic planning, as well as his familiarity with small public companies and the challenges they face.

CORPORATE GOVERNANCE AND BOARD MATTERS

General Information

Our Board is committed to sound and effective corporate governance practices. Our governance policies are consistent with applicable provisions of the rules of the SEC and the listing standards of the Nasdaq Capital Market (“Nasdaq”). We also periodically review our governance policies and practices in comparison to those suggested by authorities in corporate governance and the practices of other public companies. You can access the charter of our Audit and Finance Committee, the charter of our Compensation Committee, the charter of our Nominating and Corporate Governance Committee Guidelines by following links on the “Investor Relations—Governance” section of our website at www.pineappleenergy.com.

Meetings of the Board of Directors

Our Board of Directors held 15 meetings during 2022. The independent directors regularly hold executive sessions at meetings of our Board of Directors.

During 2022, each of the directors then in office attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which such director then served. Each of our directors is expected to make a reasonable effort to attend our annual meetings of shareholders. Of our directors then in office, Messrs. Lacey, Udseth, Sampson, and Maskin attended the 2022 Annual Meeting of Shareholders, which was held virtually.

Committees of the Board of Directors

The Company has three standing committees of the Board of Directors: the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit and Finance Committee

The members of the Audit and Finance Committee are Randall D. Sampson (Chair), Marilyn S. Adler and Michael R. Zapata. Our Board of Directors has determined that each member of the Audit and Finance Committee is independent under applicable SEC rules and Nasdaq listing standards. Our Board of Directors has determined that Mr. Sampson is an audit committee financial expert, as defined under the applicable rules of the SEC. Each of the members of our Audit and Finance Committee meets the requirements for financial literacy and possesses the financial qualifications required under applicable SEC rules and Nasdaq listing standards. The Audit and Finance Committee met 6 times during 2022.

The Audit and Finance Committee is responsible for the engagement, retention and replacement of the independent registered public accounting firm, approval of transactions between the Company and a director or executive officer unrelated to service as a director or officer, approval of non-audit services provided by our independent registered public accounting firm, oversight of our internal controls and the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. Our independent registered public accounting firm reports directly to the Audit and Finance Committee.

The Audit and Finance Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at www.pineappleenergy.com.

Compensation Committee

The members of the Compensation Committee are Thomas J. Holland (Chair), Marilyn S. Adler and Randall D. Sampson. Our Board of Directors has determined that each member of the Compensation Committee is independent under applicable SEC rules and Nasdaq listing standards. The Compensation Committee met 5 times during 2022.

The Compensation Committee is responsible for the overall compensation strategy and policies of the Company; reviews and approves the compensation and other terms of employment of our chief executive officer and other executive officers; oversees the establishment of performance goals and objectives for our executive officers; administers our incentive compensation plans, including the Company’s 2022 Equity Incentive Plan; considers the adoption of other or additional compensation plans; and provides oversight and final determinations with respect to our 401(k) plan, employee stock ownership plan and other similar employee benefit plans.

The Compensation Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at www.pineappleenergy.com.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Scott M. Honour (Chair) and Marilyn S. Adler. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under applicable SEC rules and Nasdaq listing standards. The Nominating and Corporate Governance Committee was established in October 2022 and did not meet during the remainder of 2022.

The Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve on the Board of Directors; evaluating our incumbent directors; recommending candidates to our Board for election to the Board of Directors; making recommendations to the Board regarding the membership of the committees of the Board; assessing the performance of the Board; reviewing succession planning of the Chief Executive Officer and other senior executives; and overseeing matters of corporate governance.

The Nominating and Corporate Governance Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at www.pineappleenergy.com.

Director Nominations

When evaluating candidates for service as a director, the Nominating and Corporate Governance Committee and the Board take into account many factors, including relevant experience, integrity, ability to make independent analytical inquiries, stock ownership, understanding of the Company’s business, relationships and associations related to the Company’s business, personal health and a willingness to devote adequate time and effort to Board responsibilities in the context of the needs of the Board at that time.

Although the Board does not have a formal policy regarding diversity, in addition to the factors noted above, the Board seeks individuals who reflect diversity in background, education, business experience, skills, business relationships and associations and other factors that will contribute to the Board’s governance of the Company.

The Board will consider candidates proposed by shareholders and evaluates them using the same criteria as for other candidates. A shareholder who wishes to recommend a director candidate for consideration by the committee should send the name(s) and appropriate biographical information regarding the proposed candidate(s) to the Nominating and Corporate Governance Committee at the Company’s principal executive office, 10900 Red Circle Drive, Minnetonka, Minnesota 55343. A shareholder who wishes to nominate an individual as a director for election, rather than recommend the individual to the Board as a candidate, but does not intend to have the nominee included in our proxy materials, must comply with the advance notice requirements set forth in our Bylaws.

Board Diversity Matrix (as of April 30, 2023)

The following chart summarizes certain self-identified characteristics of the directors of the Company utilizing the categories and terms set forth in applicable Nasdaq rules and related guidance.

Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	7	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	1	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Board Leadership

Mr. Lacey serves as our Chairman of the Board. The Chairman of the Board position is a non-executive position and is separate from the position of Chief Executive Officer. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the Chairman of the Board to lead our Board in its fundamental role of providing advice to and independent oversight of management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board believes that having separate positions, with a non-executive director serving as Chairman, is the appropriate leadership structure for our Company at this time and allows each of the positions to be carried out more effectively than if one person were tasked with both the day-to-day oversight of our business as well as leadership of our Board.

Board’s Role in Managing Risk

In general, management is responsible for the day-to-day management of the risks the Company faces, while the Board, acting as a whole and through the Audit and Finance Committee, has oversight responsibility for risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Members of senior management attend the regular meetings of the Board and are available to address questions and concerns raised by the Board related to risk management. In addition, the Board regularly discusses with management, the Company’s independent registered public accounting firm and the internal auditor, identified major risk exposures, their potential financial impact on the Company, and steps that could be taken to manage these risks.

The Audit and Finance Committee assists the Board in fulfilling its risk management oversight responsibilities in financial reporting, internal controls and compliance with legal and regulatory requirements. The Audit and Finance Committee reviews the Company’s financial statements and meets with the Company’s independent registered public accounting firm and internal auditor at least four times each year to review their respective reports on the adequacy and effectiveness of our internal audit and internal control systems, and to discuss policies with respect to risk assessment and risk management.

Code of Ethics and Business Conduct

The Company maintains a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to all of the Company’s officers, directors, employees, and other representatives. A copy of the Code of Ethics is available in the “Investor Relations—Governance” section of our website at www.pineappleenergy.com. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website.

Communications with the Board of Directors

Any shareholder who desires to contact our Board of Directors may do so by writing to the Board of Directors, generally, or to an individual director at Pineapple Energy Inc., 10900 Red Circle Drive, Minnetonka, Minnesota 55343. Communications received electronically or in writing are distributed to the full Board of Directors, a committee or an individual director, as appropriate, depending on the facts and circumstances described in the communication received. By way of example, a complaint regarding accounting, internal accounting controls or auditing matters would be forwarded to the Chair of the Audit and Finance Committee for review.

Information Regarding Executive Officers

Set forth below is biographical and other information for our current executive officers, including their ages as of April 30, 2023. Information about Kyle Udseth may be found above in this Amendment No. 1 under the heading “Information Regarding Directors.”

Name	Age	Position
Kyle Udseth	42	Chief Executive Officer
Eric Ingvaldson	42	Chief Financial Officer
Kristin Hlavka	41	Corporate Controller

Mr. Ingvaldson was appointed our Chief Financial Officer in October 2022. Previously, he served as the Chief Financial Officer and Chief Operating Officer of Kradle, a pet products company, beginning in April 2020. Prior to that, Mr. Ingvaldson served as the Chief Financial Officer and Chief Operating Officer of Hemisphere Companies, a private equity fund, from January 2018 to April 2020. Previously, he held various roles with C.H. Robinson Worldwide, including Director, International Finance, Manager, Corporate Finance and Manager, Corporate Development, beginning in June 2007. Prior to June 2007, Mr. Ingvaldson was an auditor for Deloitte & Touche.

Ms. Hlavka was appointed Corporate Controller of Pineapple Energy in March 2022. Previously, she served as Corporate Controller of Communications Systems, Inc. from May 2011 to the Merger. Ms. Hlavka also served as our Interim Chief Financial Officer from August 22, 2022 until October 10, 2022. From July 2008 to April 2011, she served as the Assistant Corporate Controller of Communications Systems, Inc. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on a review of such reports and written information given to us by our directors and executive officers, we believe that all such required reports were filed on a timely basis under Section 16(a) for the fiscal year ended December 31, 2022, except for two late Form 4s reporting three transactions by Northern Pacific Growth Investment Advisors, LLC (of which Scott Honour is a Managing Director), filed on April 5, 2022 and October 4, 2022.

ITEM 11.    EXECUTIVE COMPENSATION

Overview

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2022 paid to or earned by our named executive officers (the “NEOs”). The NEOs for 2022 were:

●	Kyle Udseth, our Chief Executive Officer beginning March 28, 2022;

●	Roger H.D. Lacey, who served as our Interim Chief Executive Officer until March 28, 2022;

●	Eric Ingvaldson, our Chief Financial Officer beginning October 10, 2022; and

●	Kristin Hlavka, our Corporate Controller, who also served as our Interim Chief Financial Officer from August 22, 2022 until October 10, 2022.

Compensation Objectives and Process

The Compensation Committee has designed the Company’s executive compensation program with a strategy to facilitate its ability to attract, retain, reward and motivate a high performing executive team. The Company’s compensation philosophy is based on a motivational plan to provide pay-for-performance (at both the individual and company levels), to enable the Company’s executive team to achieve the Company’s objectives successfully.

Our compensation programs are designed to:

●	attract and retain individuals with superior ability and managerial experience;

●	align executive officers’ incentives with our corporate strategies, business objectives and the long-term interests of our shareholders; and

●	increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the Company.

The Compensation Committee is primarily responsible for establishing and approving the compensation for all of our executive officers. The Compensation Committee oversees our compensation and benefit plans and policies, oversees and administers our equity incentive plans and reviews and approves annually all compensation decisions relating to all of our executive officers, including our Chief Executive Officer. The Compensation Committee considers recommendations from our Chief Executive Officer regarding the compensation of our executive officers other than himself. Our Compensation Committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions.

Compensation Decisions for 2022

Since the Merger, the Compensation Committee has focused on evaluating and establishing the goals, objectives and substance of the Company’s executive compensation plans. The Compensation Committee has taken the following actions related to the components of executive compensation.

Base Salary

Mr. Udseth’s annual base salary of $300,000 was established in connection with his Employment Agreement entered into on February 10, 2021. The Compensation Committee did not make any changes to Mr. Udseth’s base salary in 2022, but effective February 13, 2023, Mr. Udseth voluntarily agreed, and the Compensation Committee approved, a reduction in Mr. Udseth’s annual base salary to $255,000, in order to assist with the reduction of corporate overhead.

In connection with Mr. Ingvaldson’s appointment as the Company’s Chief Financial Officer, the Compensation Committee approved an annual base salary of $250,000 for Mr. Ingvaldson, based on the Committee’s review of market salaries for similar positions.

Ms. Hlavka’s annual base salary was established subsequent to the Merger at $185,000. During the time in 2022 when Ms. Hlavka served as our Interim Chief Financial Officer, her annual base salary was increased to $225,000.

Annual Cash Incentive Program

In September 2022, the Compensation Committee approved performance metrics for the 2022 annual cash incentive program for the Company’s employees, including executive officers (the “2022 MIP”). The metrics consist of the 2022 EBITDA of the Company’s Hawaii Energy Connection business (the “HEC Metric”) and an acquisition-related metric (the “Acquisition Metric”), which are weighted equally at 50% each. Participants have the ability to earn between 50% of target for achieving threshold performance and 150% of target for achieving maximum performance for the EBITDA metric.

On March 7, 2023, the Compensation Committee determined the degree to which the HEC Metric and the Acquisition Metric goals were attained under the 2022 MIP, and the resulting payout level relative to the target amount for each metric. For 2022, the degree to which the HEC Metric goal was achieved was less than target, and therefore no bonus payout amount was approved under the HEC Metric. The Compensation Committee determined that as a result of the SUNation acquisition, the degree to which the Acquisition Metric goal was achieved was such as to warrant payment of 100% of the target bonus amount under the Acquisition Metric.

The Compensation Committee then applied the weightings applicable to each of the HEC Metric (50%) and the Acquisition Metric (50%) as provided for under the 2022 MIP, resulting in a weighted payout percentage of 50% of the total target dollar amount under the 2022 MIP.

The Compensation Committee did not exercise any discretion to increase or decrease the amounts payable pursuant to the 2022 MIP as calculated pursuant to the terms as described above. As a result, based on the results as applied to the 2022 MIP as described above, the Compensation Committee’s approval resulted in the payment of the following amounts to our NEOs under the MIP for 2022, following the application of any proration based on employment start date:

Name	Target MIP as a Percentage of Base Salary	Target MIP Dollar Amount ($)	Actual MIP Payout ($)
Kyle Udseth	50%	150,000	75,000
Eric Ingvaldson	40%	22,466	11,233
Kristin Hlavka	30%	60,132	30,066

Equity Awards

A key component of an executive officer’s compensation is equity incentive awards, which are critical to focusing our executives on the Company’s long-term growth and creating shareholder value. In connection with the Merger, the Company’s shareholders approved the Pineapple Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), which became effective on March 28, 2022. On December 7, 2022, the Company’s shareholders approved an amendment to the 2022 Equity Incentive Plan that increased the number of shares of common stock authorized for issuance under the 2022 Equity Incentive Plan from 750,000 to 1,250,000.

In September 2022, the Compensation Committee approved equity awards to the Company’s employees, including the executive officers, consisting of restricted stock units (“RSUs”). On September 20, 2022, (i) Mr. Udseth was granted 227,848 RSUs that vest as follows: 75,949 vest 12 months, 75,949 vest 18 months, and 75,950 vest 30 months from the date of the grant, subject to continued employment; and (ii) Ms. Hlavka was granted 37,975 RSUs that vest as follows: 5,858 vest 6 months, 6,800 vest 12 months, 12,658 vest 18 months, and 12,659 vest 30 months from the date of the grant, subject to continued employment.

On October 11, 2022, Mr. Ingvaldson was granted 82,278 RSUs as an inducement grant outside of the Company’s 2022 Equity Incentive Plan, but the grant is subject to the same terms and conditions as if it was granted under such plan. The RSUs vest in thirds on each of the first three anniversaries of the grant date, subject to continued employment.

Other Compensation

In addition to participating in Company-wide plans providing health, dental and life insurance on the same basis as all of our other employees, the NEOs receive other compensation and benefits in various forms, including an annual matching contribution of up to 50% of each executive’s personal contribution to the Company’s 401(k) Plan up to the first 6% of the personal contribution. The amount of this other compensation for our NEOs is presented in the column titled “All Other Compensation” under the “Summary Compensation Table” and the “All Other Compensation Table.”

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation paid to or earned by our NEOs for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Kyle J. Udseth	2022	300,000	—	455,696	75,000	6,542	837,238
Chief Executive Officer(6)
Eric Ingvaldson	2022	48,077	—	411,390	11,233	—	470,700
Chief Financial Officer(6)
Kristin Hlavka	2022	190,370	40,600	75,950	30,066	8,656	345,642
Corporate Controller(6)
Roger Lacey	2022	68,636	80,000	30,380	—	10,102	189,118
Former Interim Chief	2021	120,000	—	—	48,911	975,956	1,144,867
Executive Officer(7)

(1)	For Mr. Lacey and Ms. Hlavka, reflects a transaction bonus of $80,000 and $40,600, respectively, paid in connection with the closing of the Merger.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 13 to our audited consolidated financial statements included in our 2022 Annual Report for the fiscal year ended December 31, 2022.

(3)	Represents amounts earned under the applicable plan for the year indicated. See “Non-Equity Incentive Plan Compensation Table” below.

(4)	See “All Other Compensation Table” below.

(5)	None of Messrs. Udseth or Ingvaldson nor Ms. Hlavka were NEOs in 2021.

(6)	Mr. Lacey served as our Interim Chief Executive Officer from August 1, 2021 through March 28, 2022. For 2022, (a) the amount shown in the “Salary” column includes $34,886 in salary as Interim CEO and $33,750 in fees received in his role as a director; and (b) the full amount in the “Stock Awards” column represents RSUs he received in 2022 in connection with his service as a director, not in his role as Interim CEO.

Non-Equity Incentive Plan Compensation Table

The following table provides a breakdown of information under the column “Non-Equity Incentive Plan Compensation” in the preceding Summary Compensation Table.

		Short-term Plans	Long-term Plans	Total
Name	Year	($)	($)	($)
Kyle Udseth	2022	75,000	—	75,000

Eric Ingvaldson	2022	11,233	—	11,233

Kristin Hlavka	2022	30,066	—	30,066

Roger Lacey	2022	—	—	—
	2021	—	48,911	48,911

All Other Compensation Table

The following table provides a breakdown of information under the column “All Other Compensation” above.

Name	Year	Non-Elective Contributions to Defined Contribution Plan ($)	Acceleration of Stock Options and Restricted Stock Units(1) ($)	Other ($)	Total ($)
Kyle Udseth	2022	6,542	—	—	6,542

Eric Ingvaldson	2022	—	—	—	—

Kristin Hlavka	2022	5,656	—	3,000	8,656

Roger Lacey	2022	3,640	—	6,462	10,102
	2021	5,843	938,363	31,750	975,956

(1)	The amounts reported in this column represent the value of acceleration in connection with the closing of the E&S Sale Transaction of stock options and RSUs outstanding to our NEOs under the 2011 Plan. The value of the unvested equity awards that would accelerate in connection with the closing of the E&S Sale Transaction is calculated as follows: (a) in the case of a CSI stock option, the product of (i) the excess, if any, of $7.15 (the value of a share of CSI’s common stock on the closing date) over the exercise price per share of such stock option, multiplied by (ii) the number of shares of common stock subject to the unvested portion of such stock option; and (b) in the case of CSI RSU awards, the value of a share of the Company’s common stock ($7.15) multiplied by the number of shares of common stock subject to the RSU award.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information as of December 31, 2022 concerning outstanding equity awards held as of such date by our NEOs:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Kyle Udseth	227,848(2)	530,886
Eric Ingvaldson	82,278(3)	191,708
Kristin Hlavka	37,975(4)	88,482
Roger H.D. Lacey	15,190(5)	35,393

(1) Market value is calculated by multiplying the number of unvested units by $2.33, the closing price of our common stock on December 30, 2022, the last trading date of 2022.

(2) RSUs vest as follows: 75,949 vest 12 months, 75,949 vest 18 months, and 75,950 vest 30 months from September 20, 2022, the date of grant.

(3) RSUs vest in thirds on each of October 11, 2023, October 11, 2024 and October 11, 2025.

(4) RSUs vest RSUs vest as follows: 5,858 vest 6 months, 6,800 vest 12 months, 12,658 vest 18 months, and 12,659 vest 30 months from September 20, 2022, the date of grant.

(5) RSUs vest as follows: 2,344 vest 6 months and 12,846 vest 12 months from September 20, 2022, the date of grant.

EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements

On December 5, 2022, the Company entered into an Employment Agreement with each of Mr. Udseth and Mr. Ingvaldson. Mr. Udseth’s Employment Agreement provides for, among other things, an annual base salary of $300,000; however, as noted above, effective February 13, 2023, Mr. Udseth voluntarily agreed, and the Compensation Committee approved, a reduction in Mr. Udseth’s annual base salary to $255,000. Mr. Udseth’s Employment Agreement also provides for his participation in the Company’s employee bonus program with a potential bonus opportunity of up to 50% of his base salary, and Mr. Udseth’s participation in the Company’s employee benefit plans and programs.  Mr. Ingvaldson’s Employment Agreement provides for, among other things, an annual base salary of $250,000, Mr. Ingvaldson’s participation in the Company’s employee bonus program with a potential bonus opportunity of up to 40% of his base salary, and Mr. Ingvaldson’s participation in the Company’s employee benefit plans and programs.

Each of Mr. Udseth’s and Mr. Ingvaldson’s employment with the Company is at-will and continues until terminated by the Company or the executive for any reason. Each of the Employment Agreements provides that upon termination of the executive’s employment, he is entitled to receive any base salary owed through his termination date and reimbursement of reasonable expenses incurred as of his termination date. If the executive’s employment is terminated by the Company for any reason other than Cause (as defined in the Employment Agreements) or disability, or by the executive for Good Reason (as defined in the Employment Agreements), in each case prior to a Change in Control (as defined in the change in control agreements referenced below), the executive would also be entitled to receive an amount equal to 50% of his annual base salary at that time, payable in equal installments over a six-month period.

Each Employment Agreement contains customary confidentiality provisions. It also provides that, while the executive is employed by us and for a period of six months thereafter, he will not engage in competitive business, subject to certain exceptions. The Employment Agreement also provides that, while the executive is employed by us and for a period of one year thereafter, he will not (i) solicit any customer or business partner of the Company; (ii) take any action intended to, or that has the effect of interfering with the Company’s relationship with any customer or business partner or otherwise resulting in a customer or business partner reducing or ceasing their business relationship with the Company; (iii) provide, to any customer with whom the executive had contact during employment or about whom he had access to confidential information, any products or services that are competitive with those that were offered by the Company during his employment with the Company; and (iv) directly or indirectly approach, solicit, entice, hire or attempt to approach, solicit entice or hire any employee of the Company to leave the employment of the Company.

Mr. Udseth’s Employment Agreement supersedes and replaces the employment agreement, dated as of February 10, 2021, between Mr. Udseth and the Company, other than with respect to certain provisions as provided in Mr. Udseth’s Employment Agreement. Mr. Ingvaldson’s Employment Agreement supersedes and replaces the offer letter, dated as of September 16, 2022, between Mr. Ingvaldson and the Company.

Change in Control Agreements

Each of Mr. Udseth and Mr. Ingvaldson is a party to a change in control agreement, dated December 5, 2022, with the Company. Each of the change in control agreements provides that if, within 24 months following a Change in Control, the executive’s employment is terminated by the Company for any reason other than Cause (as defined in the change in control agreement), death or disability, or by the executive for Good Reason (as defined in the change in control agreement), then the Company shall pay the executive an amount equal to one times his annual base salary as of the date of the Change in Control or his termination date, whichever is greater, payable in a lump sum within 75 days following the termination date. Each of the change in control agreements also provides that upon such a termination, for a period of 12 months following the termination date, the executive will receive medical and dental insurance and life insurance, substantially in the form and expense to him as received by him on his termination date.  Each of the change in control agreements also provides that the payments made to the executive under the agreement shall be one dollar less than the amount which would cause all payments to him to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

2022 Equity Incentive Plan and Award Agreements

Under the 2022 Equity Incentive Plan and related award agreements:

●	if a participant is terminated for cause or upon conduct that would constitute cause during any post-termination exercise period, all unexercised option awards and all unvested portions of any other outstanding awards will be immediately forfeited without consideration;

●	if a participant’s service is terminated due to his or her death or disability, (i) all unvested restricted stock units shall vest as of the termination date, (ii) unvested performance stock units will vest on a pro rata basis, based on the actual performance in the case of disability and the target performance in the case of death; and (iii) the currently vested and exercisable portions of option awards may be exercised for a period of one year after the date of such termination; and

●	upon termination for any reason other than death, disability or cause, all unvested and unexercisable portions of any outstanding awards will be immediately forfeited without consideration and the currently vested and exercisable portions of option awards may be exercised for a period of three months after the date of such termination; however, if a participant thereafter dies during such three-month period, the vested and exercisable portions of the option awards may be exercised for a period of one year after the date of such termination.

The 2022 Equity Incentive Plan and related award agreements provide that if either of the following occurs: (1) there is a change in control of our company that involves a corporate transaction, the outstanding awards are continued, assumed or replaced by the surviving or successor entity, and within 24 months after the corporate transaction a participant’s employment or other service is involuntarily terminated without cause, or (2) there is a change in control of our company that does not involve a corporate transaction and within 24 months after the change in control a participant’s employment or other service is involuntarily terminated without cause, then (i) each of the participant’s outstanding options will become fully vested and exercisable and will remain exercisable for one year, and (ii) each of the participant’s unvested full value awards will fully vest. To the extent vesting of any award continued, assumed or replaced is subject to satisfaction of specified performance goals, the number of units that would vest will be equal to (A) if the accelerated vesting event occurs before the last day of the performance period, the target number of units, prorated based on the period of time during the performance period prior to the termination, or (B) if the accelerated vesting event occurs on or after the last day of the performance period, the number of units will be determined based on the actual level of achievement of the performance goals.

The 2022 Equity Incentive Plan and related award agreements also provide that if any outstanding award is not continued, assumed or replaced in connection with a change in control involving a corporate transaction, then (i) all outstanding options and SARs will become fully vested and exercisable for a period of time prior to the effective time of the corporate transaction and will then terminate at the effective time of the corporate transaction, and (ii) all full value awards will fully vest. For these purposes, for a performance-based award, the number of units that would vest will be equal to (A) if the accelerated vesting event occurs before the last day of the performance period, the target number of units, prorated based on the period of time during the performance period prior to the corporate transaction, or (B) if the accelerated vesting event occurs on or after the last day of the performance period, the number of units will be determined based on the actual level of achievement of the performance goals set forth in the agreement. Alternatively, if outstanding awards are not continued, assumed or replaced, the Compensation Committee may elect to cancel such awards at or immediately prior to the effective time of the corporate transaction in exchange for a payment with respect to each award in an amount equal to the excess, if any, between the fair market value of the consideration that would otherwise be received in the corporate transaction for the same number of shares over the aggregate exercise price (if any) for the shares subject to such award (or, if there is no excess, such award may be terminated without payment).

For purposes of the 2022 Equity Incentive Plan, the following terms have the meanings indicated:

●	a “change in control” generally refers to the acquisition by a person or group of beneficial ownership of more than 50% of the combined voting power of our voting securities, our continuing directors ceasing to constitute a majority of the board of directors, or the consummation of a corporate transaction as defined below (unless immediately following such corporate transaction all or substantially all of our previous holders of voting securities beneficially own more than 50% of the combined voting power of the resulting entity in substantially the same proportions); and

●	a “corporate transaction” generally means (i) a sale or other disposition of all or substantially all of our assets, or (ii) a merger, consolidation, share exchange, or similar transaction involving us, regardless of whether we are the surviving entity.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of the board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee during the last year.

DIRECTOR COMPENSATION

Prior to September 16, 2022, the 2022 compensation of non-employee directors was as follows: (i) each director was paid an annual cash retainer of $40,000; (ii) the two committee chairs were each paid an additional $7,500 in cash; (iii) each non-chair committee member was paid an additional $5,000 in cash; and (iv) each director was paid an additional $20,000 as a special payment at the completion of the Merger

On September 16, 2022, the Board of Directors approved the following annual compensation to be payable to non-employee directors of the Board, to be payable on a quarterly basis on the first day, or as soon as practicable after the first day, of each quarter:

●	$30,000 cash retainer for all non-employee directors;

●	$7,500 additional cash retainer to each chair of a committee of the Board;

●	$5,000 additional cash retainer for service on each committee of the Board, excluding the chair of such committee; and

●	$15,000 additional cash retainer to the chair of the Board.

In addition, the Board approved an annual grant to each non-employee director of RSUs with a value equal to $36,000. On September 20, 2022, this annual grant was made, with each non-employee director receiving 15,190 RSUs that vest as follows: 2,344 vest 6 months and 12,846 vest 12 months from the date of the grant, subject to continued service.

The following table sets forth summary information concerning the compensation paid to our directors for the fiscal year ended December 31, 2022. Compensation paid to or earned by Messrs. Udseth and Lacey, who served as directors and were NEOs during the fiscal year ended December 31, 2022, is set forth in the Summary Compensation Table.

	Fees Earned or	Stock	All Other
	Paid in Cash (1)	Awards (2)	Compensation	Total
Name	($)	($)	($)	($)
Marilyn S. Adler	30,000	30,380	—	60,380
Thomas J. Holland	28,125	30,380	—	58,505
Scott M. Honour	22,500	30,380	—	52,880
Scott Maskin(3)	38,846	214,873	1,165	254,885
Richard A. Primuth	31,875	—	—	31,875
Randall D. Sampson	65,000	30,380	—	95,380
Steven C. Webster	32,500	—	—	32,500
Michael R. Zapata	57,500	30,380	—	87,880

(1)

In addition to the cash retainers described above, includes a $20,000 one-time special service payment to each of the Company’s non-employee directors serving immediately prior to the closing of the Merger, Messrs. Primuth, Sampson, Webster and Zapata.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 13 to our audited consolidated financial statements included in our 2022 Annual Report for the fiscal year ended December 31, 2022.

(3)	As described further below, Mr. Maskin received compensation during 2022 as a non-executive officer employee; he did not receive any compensation as a member of the Board. The amounts shown in the table reflect $38,846 in salary, $214,873 in grant date fair value of RSUs granted on November 15, 2023 to him as an employee, and $1,165 in 401(k) match.

As of December 31, 2022, each of Messrs. Holland, Honour, Lacey, Sampson and Zapata and Ms. Adler 15,190 RSUs, and Mr. Maskin held 69,091 RSUs.

As noted above, Mr. Maskin has served as the Company’s Senior Vice President and General Manager, New York Division since November 2022. Mr. Maskin is a party to an Employment Agreement dated November 9, 2022 with the Company. Under the Employment Agreement, Mr. Maskin’s annual base salary is $245,000 and he is eligible to participate in the Company’s discretionary employee bonus program beginning January 1, 2023, with a potential bonus opportunity of up to 35% of his base salary.

The initial term of Mr. Maskin’s employment is through December 31, 2024 unless terminated earlier or mutually renewed. Mr. Maskin’s employment is at-will. If Mr. Maskin’s employment is terminated by the Company for any reason other than Cause (as defined in his Employment Agreement) or disability, or by Mr. Maskin for Good Reason (as defined in his Employment Agreement) during the term of the Employment Agreement, Mr. Maskin would be entitled to receive an amount equal to 100% of his annual base salary at that time, payable in equal installments over a 12-month period.

Mr. Maskin’s Employment Agreement contains customary confidentiality provisions. The Employment Agreement also provides that, while Mr. Maskin is employed by us and for a period of one year thereafter, he will not (i) engage in competitive business, subject to certain exceptions; (ii) solicit any customer or business partner of the Company; (iii) take any action intended to, or that has the effect of interfering with the Company’s relationship with any customer or business partner or otherwise resulting in a customer or business partner reducing or ceasing their business relationship with the Company; (iv) provide, to any customer with whom Mr. Maskin had contact during employment or about whom Mr. Maskin had access to confidential information (as defined in the employment agreement), any products or services that are competitive with those that were offered by the Company during Mr. Maskin’s employment with the Company; and (v) directly or indirectly approach, solicit, entice, hire or attempt to approach, solicit entice or hire any employee of the Company to leave the employment of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership of the Company’s common stock by (i) each person known by the Company to own of record or beneficially 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all executive officers and directors of the Company as a group, in each case based upon information available as of March 31, 2023 (unless otherwise noted). Percentage ownership is based on 9,948,836 shares of our common stock outstanding as of March 31, 2023. Unless otherwise stated, the address of each person is 10900 Red Circle Drive, Minnetonka, MN 55343.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding
Northern Pacific Growth Investment Advisors, LLC (2) 318 East Lake Street, Suite 301 Wayzata, MN 55391	1,614,438	16.2%
Hudson Bay Capital Management LP and Sander Gerber (3) 28 Havemeyer Place, 2nd Floor Greenwich, CT 06830	1,045,013	10.5%
Roger H.D. Lacey	45,369	*
Kyle Udseth	130,687	1.3%
Marilyn Adler	2,344	*
Thomas J. Holland	24,964	*
Scott M. Honour	2,344	*
Randall D. Sampson (4)	315,466	3.2%
Michael R. Zapata	3,116	*
Scott Maskin (5)	648,300	6.5%
Eric Ingvaldson	—	*
Kristin Hlavka	12,029	*
All executive officers and directors as of March 31, 2023 as a group (10 persons)	1,184,619	11.9%

*Less than one percent

(1)	Includes the following number of shares allocated to the accounts of the following participants in the ESOP, as of March 31, 2023: Mr. Lacey, 1,803 shares; Ms. Hlavka, 2,380 shares; and all current directors and executive officers as a group, 4,183 shares.

(2)	Based on a Schedule 13D/A filed by Northern Pacific Growth Investment Advisors, LLC on December 16, 2022, reporting sole voting and sole dispositive power over 1,614,438 shares as of December 14, 2022. The reporting person reported that 12,500 shares of common stock were held directly by the reporting person and the remaining shares of common stock were held indirectly through Lake Street Solar LLC, of which 301,587 shares were being held in escrow by a third-party escrow agent, and will be distributed according to the terms of an escrow agreement.

(3)	Based on a Schedule 13G/A filed on February 10, 2023 by Hudson Bay Capital Management LP (“Hudson Bay”) and Sander Gerber, that they have shared voting and dispositive power over 1,045,013 shares of common stock issuable upon exercise of warrants and/or conversion of shares of convertible preferred stock, subject to a limitation on the reporting persons beneficially owning more than 9.99% of the outstanding shares of our common stock. Hudson Bay serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities are held. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay; Mr. Gerber disclaims beneficial ownership of these securities.

(4)	Mr. Sampson has or shares voting and dispositive power over: (i) 12,801 shares of common stock owned by Mr. Sampson individually; (ii) 6,337 shares of common stock owned jointly by Mr. Sampson and his spouse; (iii) 95,092 shares of common stock held by the Marian Arlis Sampson Revocable Trust, of which Mr. Sampson is the sole trustee; (iv) 9,430 shares of common stock held by the Marian Sampson IRA, of which Mr. Sampson is an attorney-in-fact authorized to act alone; (v) 170,333 shares of common stock held by Sampson Family Real Estate Holdings, LLC, of which Mr. Sampson is the sole manager; and (vi) 15,379 shares of common stock held by the Sampson Family Foundation, a charitable foundation of which Mr. Sampson is one of five directors. The two officers of the Sampson Family Foundation have the authority to vote and dispose of the shares of common stock held by the Sampson Family Foundation. Mr. Sampson is not an officer of the Sampson Family Foundation. Mr. Sampson disclaims beneficial ownership of all of the shares of common stock except those shares he holds individually or jointly with his spouse.

(5)	Represents (i) 468,300 shares held by Mr. Maskin directly and (ii) 180,000 shares held in an entity over which Mr. Maskin may have or share voting and dispositive power.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUNation Acquisition

On November 9, 2022, the Company acquired all of the issued and outstanding equity of SUNation Solar Systems, Inc. and five of its affiliated entities (“SUNation”), directly or indirectly from SUNation’s owners, which included Scott Maskin and James Brennan (with the other two owners, Scott Sousa and Brian Karp, collectively, the “Sellers”). Mr. Maskin was appointed a director of the Company and the Senior Vice President and General Manager, New York Division, of the Company, received 513,300 shares of Company common stock as consideration in the transaction and was granted an inducement award of 69,091 restricted stock units in connection with his employment with the Company. Mr. Brennan was appointed Senior Vice President, Corporate Development, of the Company, received 494,007 shares of Company common stock as consideration in the transaction and was granted an inducement award of 65,455 restricted stock units in connection with his employment with the Company.

The terms of Mr. Maskin’s Employment Agreement are set forth above under “Director Compensation.” Pursuant to Mr. Brennan’s employment agreement, his annual base salary is $235,000 and he is eligible to participate in the Company’s discretionary employee bonus program beginning January 1, 2023, with a potential bonus opportunity of up to 35% of his base salary.

The initial term of Mr. Brennan’s employment is through December 31, 2024 unless terminated earlier or mutually renewed. Mr. Brennan’s employment is at-will. If Mr. Brennan’s employment is terminated by the Company for any reason other than Cause (as defined in his Employment Agreement) or disability, or by Mr. Brennan for Good Reason (as defined in his Employment Agreement) during the term of the Employment Agreement, Mr. Brennan would be entitled to receive an amount equal to 100% of his annual base salary at that time, payable in equal installments over a 12-month period.

Mr. Brennan’s Employment Agreement contains customary confidentiality provisions. The Employment Agreement also provides that, while Mr. Brennan is employed by us and for a period of one year thereafter, he will not (i) engage in competitive business, subject to certain exceptions; (ii) solicit any customer or business partner of the Company; (iii) take any action intended to, or that has the effect of interfering with the Company’s relationship with any customer or business partner or otherwise resulting in a customer or business partner reducing or ceasing their business relationship with the Company; (iv) provide, to any customer with whom Mr. Brennan had contact during employment or about whom Mr. Brennan had access to confidential information (as defined in the Employment Agreement), any products or services that are competitive with those that were offered by the Company during Mr. Brennan’s employment with the Company; and (v) directly or indirectly approach, solicit, entice, hire or attempt to approach, solicit entice or hire any employee of the Company to leave the employment of the Company.

The Company acquired SUNation from the Sellers for an aggregate purchase price of $18,440,533, comprised of (a) $2,390,000 in cash consideration paid at closing, (b) the issuance at closing of a $5,000,000 Short-Term Limited Recourse Secured Promissory Note payable to Messrs. Maskin and Brennan (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note payable to Messrs. Maskin and Brennan (the “Long-Term Note”), with a fair value of $4,830,533 at the acquisition date, and (d) the issuance at closing of an aggregate of 1,480,000 shares of Company common stock. The purchase price also includes potential earn-out payments of up to $5,000,000 in the aggregate based on the percentage of year-over-year EBITDA growth of the SUNation businesses in 2023 and 2024.

The Short-Term Note matures on August 9, 2023 and is secured by a pledge by the Company of the equity of the acquired SUNation companies. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. As of April 15, 2023, the full $5.0 million remained outstanding under the Short-Term Note and the Company had paid an aggregate amount of interest on the Short-Term Note of $49,315.

The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. As of April 15, 2023, the full $5.5 million remained outstanding under the Long-Term Note and the Company had paid an aggregate amount of interest on the Long-Term Note of $32,263.

Hercules-Pineapple LLC Working Capital Loan

On January 8, 2021, Pineapple LLC and Hercules Capital, Inc. (“Hercules”), as agent for itself and the lenders, entered into a working capital loan and security agreement (the “WC Loan Agreement”) whereby the lenders agreed to make available to Pineapple LLC a working capital loan in the original principal amount of $500,000, subject to the terms and conditions in the WC Loan Agreement, and on December 16, 2021, the parties amended the WC Loan and Security Agreement pursuant to that certain First Amendment to Working Capital Loan and Security Agreement by and between Pineapple LLC and Hercules. The lenders, Hercules and Northern Pacific Growth Investment Advisors, LLC (“NPGIA”), made working capital loan commitments of $400,000 and $100,000, respectively. NPGIA is an affiliate of Northern Pacific Group, which controls Lake Street, a then-member of Pineapple LLC.

Borrowings under the WC Loan Agreement bear interest at 10.00% per annum with interest compounded daily. The collateral for the working capital loan includes, among other things, all assets and all personal property of Pineapple LLC.

Under the WC Loan Agreement, Hercules is entitled to the highest priority lien on the collateral, including with respect to the payment of $2,000,000 of accounts payable that are or may be owed to Lake Street and $350,000 of accounts payable that are or may be owed to Hercules, each of which is subordinate to the payment of Pineapple LLC’s obligations under the LSA. Under the LSA, this aggregate $2,350,000 in payables to Pineapple LLC’s then-members may only be repaid under certain conditions, including the requirement that no obligations are outstanding under WC Loan agreement. On December 16, 2021, Hercules and Lake Street entered into subscription agreements for the issuance of convertible notes in respect of the $2,000,000 and $350,000 in accounts payable, respectively, which converted into 1,000,000 and 175,000 Pineapple LLC’s Class C Units, respectively, as of immediately prior to the consummation of the Merger. Each such Class C Unit subsequently converted into one share of the Company’s common stock upon consummation of the Merger, for a total of 293,750 shares.

The proceeds of the working capital loan will be used by Pineapple LLC solely to pay related fees and expenses in connection with the WC Loan Agreement and for general working capital purposes of Pineapple LLC. However, the working capital loan proceeds may not be paid or distributed to any direct or indirect equity owner of Pineapple LLC, or used to pay all or a portion of (i) any fees to board members; (ii) payables, fees (including management fees), loans or other amounts due to NPGIA or Northern Pacific Holdings, LLC or any of their respective officers, directors, members, managers, subsidiaries, or affiliates.

Immediately prior to the Merger, the $500,000 outstanding loan balance was converted to 250,000 Class C Units of Pineapple LLC, which upon close of the Merger were converted into 62,500 shares of Company common stock. The entire working capital loan principal balance and all accrued but unpaid interest is due and payable on December 31, 2022.

General

Scott Honour, a member of our Board of Directors, is Chief Executive Officer and Managing Member of NPGIA. NPGIA, directly and indirectly through Lake Street, currently owns approximately 16% of our outstanding common stock.

The Company’s Board has adopted Governance Guidelines that include provisions with respect to conflicts of interest. These Guidelines describe a “conflict of interest” as a situation in which a director’s personal interest, including an immediate family member interest, is adverse to, or may appear to be adverse to, the interests of the Company. The Guidelines provide that any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company, must be disclosed promptly to the Chief Executive Officer, the Chairman, and the Company’s primary legal counsel.

If the Company wishes to proceed with a transaction involving a potential conflict of interest, the Board would intend to seek prior approval from the Audit and Finance Committee to ensure the transaction is beneficial to the Company and the terms of the transaction are fair to the Company.

Executive Compensation and Employment Arrangements

Information on compensation arrangements with the Company’s executive officers is described in detail in Part III, Item 11. “Executive Compensation” in this Amendment No. 1.

DIRECTOR INDEPENDENCE

Under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors has affirmatively determined that all of our directors, except for Messrs. Lacey, Maskin and Udseth, are independent directors within the meaning of the applicable Nasdaq listing standards.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The following is a summary of the fees billed to the Company by Baker Tilly for professional services for the years ended December 31, 2022 and 2021.

Fee Category	2022	2021
Audit Fees	$455,844	$288,516
Audit-Related Fees	89,505	31,500
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$545,349	$320,016

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

Audit and Finance Committee Pre-approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit and Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services. All of the services described above for 2022 and 2021 were pre-approved by the Audit and Finance Committee before Baker Tilly was engaged to render the services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements required by this item were submitted in a separate section beginning on page 27 of the Original Filing.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

(a)(3) Exhibits

See Exhibit Index, which is incorporated herein by reference.

Regulation S-K
Reference		Title of Document	Location
2.1	#	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
2.2	#	Amendment No. 1 to Agreement and Plan of Merger dated December 16, 2021 by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on December 20, 2021 and incorporated herein by reference.
2.3	#	Transaction Agreement, dated November 9, 2022, by and among Pineapple Energy Inc., Solar Merger Sub, LLC, Scott Maskin, James Brennan, Scott Sousa, Brian Karp and Scott Maskin as representative of each seller, including the forms of the Plan of Merger, the Pledge and Security Agreement, the Short-Term Limited Recourse Secured Promissory Note and the Long-Term Promissory Note	Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1		Third Amended and Restated Articles of Incorporation, as amended through December 9, 2022	Filed as Exhibit 3.2 to the Form 8-K filed on December 9, 2022 and incorporated herein by reference.
3.2		Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022)	Filed as Exhibit 3.2 to the Form 8-K filed on April 13, 2022 and incorporated herein by reference.
3.3		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Included in Exhibit 3.1.
4.1		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
4.2		Amended and Restated Registration Rights Agreement between Communications Systems, Inc. and PIPE Investors	Filed as Exhibit 4.3 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
4.3		Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.

4.4		Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
10.1	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.
10.2	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.
10.3	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 20, 2012 and incorporated herein by reference.
10.4	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
10.5	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan	Filed as Exhibit 10.1 to the Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.6	*	Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.
10.7		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
10.8		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.9		Form of Lock-up Agreement by and among Communications Systems, Inc., certain directors, officers and shareholders of Communications Systems, Inc., and the PIPE Investors	Filed as Exhibit 10.2 to the Form 8-K filed on June 29, 2021 and incorporated herein by reference.
10.10	#	Asset Purchase Agreement dated March 1, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.13 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.11		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.12		Working Capital Loan and Security Agreement dated as of January 8, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.15 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.13	*	Employment Agreement dated February 10, 2021 by and between Pineapple Energy LLC and Kyle Udseth.	Filed as Exhibit 10.17 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.14	#	Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.

10.15	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.16		First Amendment to Working Capital Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.20 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.17		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Lake Street Solar LLC.	Filed as Exhibit 10.21 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.

10.18		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Hercules Capital, Inc.	Filed as Exhibit 10.22 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.19	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.20	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.21	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.22	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.23	*	Offer Letter, dated September 16, 2022, by and between Pineapple Energy Inc. and Eric Ingvaldson.	Filed as Exhibit 10.1 to Form 8-K filed on September 22, 2022 and incorporated herein by reference.
10.24	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on October 11, 2022 and incorporated herein by reference.
10.25	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.26	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.27		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.28	*	Employment Agreement, dated November 9, 2022, between Pineapple Energy Inc. and Scott Maskin.	Filed as Exhibit 10.2 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.29		Subscription and Investment Representation Agreement between Pineapple Energy Inc. and James Brennan dated November 9, 2022.	Filed as Exhibit 10.3 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.30	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.3 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.31	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.4 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.32	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.5 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.33	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.6 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.

10.34		Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.	Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.35		Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022.	Filed as Exhibit 10.6 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.36	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.

10.37	Purchase Agreement, dated November 18, 2021, between Communications Systems, Inc. and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to the Form 8-K filed on November 23, 2021 and incorporated herein by reference.
10.38	First Amendment to Purchase Agreement dated February 15, 2022, to Purchase Agreement dated November 18, 2021, between the Company and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to the Form 8-K filed on February 16, 2022 and incorporated herein by reference.
10.39	Second Amendment to Purchase Agreement dated April 11, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to Form 8-K filed on April 13, 2022 and incorporated herein by reference.
10.40	Third Amendment to Purchase Agreement dated April 25, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to Form 8-K filed on April 28, 2022 and incorporated herein by reference.
10.41	Fourth Amendment to Purchase Agreement, dated May 26, 2022, to Purchase Agreement, dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.5 to Form 8-K filed on June 15, 2022 and incorporated herein by reference.
10.42	Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.43	Memorandum Agreement Related to Sale of 10900 Red Circle Property dated June 10, 2022 between the Company and Richard Primuth.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 22, 2022 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed as Exhibit 21 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23.1 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer	Filed as Exhibit 31.1 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
31.2	Certification of Chief Financial Officer	Filed as Exhibit 31.2 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
31.3	Certification of Chief Executive Officer	Filed herewith.
31.4	Certification of Chief Financial Officer	Filed herewith.

32	Certification under USC § 1350	Filed as Exhibit 32 to the Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Pineapple Energy Inc.
	By	/s/ Kyle Udseth
Kyle Udseth
Date: May 1, 2023		Chief Executive Officer