Form 10-Q
period 2023-03-31
Pineapple Energy Inc.
filed 2023-05-12
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 12, 2023	9,948,836

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31	December 31
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$1,920,414	$2,187,540
Restricted cash and cash equivalents	3,672,510	3,068,938
Investments	2,018,057	2,666,766
Trade accounts receivable, less allowance for
credit losses of $112,581 and $108,636, respectively	6,118,196	5,564,532
Inventories, net	5,679,961	6,054,493
Employee retention credit	—	1,584,541
Related party receivables	76,847	116,710
Prepaid expenses	1,663,536	2,152,058
Costs and estimated earnings in excess of billings	507,564	777,485
Other current assets	634,095	634,362
Current assets held for sale	1,301,823	1,154,099
TOTAL CURRENT ASSETS	23,593,003	25,961,524
PROPERTY, PLANT AND EQUIPMENT, net	1,473,464	1,190,932
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	4,672,439	4,166,838
Intangible assets, net	19,280,111	20,546,810
Other assets, net	12,000	12,000
Non-current assets held for sale	2,264,810	2,271,533
TOTAL OTHER ASSETS	46,775,210	47,543,031
TOTAL ASSETS	$71,841,677	$74,695,487
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,748,143	$7,594,181
Accrued compensation and benefits	737,793	859,774
Operating lease liability	322,378	220,763
Other accrued liabilities	1,328,544	1,238,777
Related party payables	549,720	2,181,761
Income taxes payable	1,318	1,650
Refundable customer deposits	2,752,156	4,285,129
Billings in excess of costs and estimated earnings	3,104,435	2,705,409
Current portion of loans payable	371,264	346,290
Current portion of loans payable - related party	5,413,170	5,339,265
Current liabilities held for sale	1,069,199	1,161,159
TOTAL CURRENT LIABILITIES	23,398,120	25,934,158
LONG-TERM LIABILITIES:
Loans payable and related interest	3,444,316	3,138,194
Loans payable and related interest - related party	4,731,778	4,635,914
Operating lease liability	4,379,432	3,961,340
Earnout consideration	2,975,000	2,150,000
Contingent value rights	7,652,714	7,402,714
Long term liabilities held for sale	262,455	250,875
TOTAL LONG-TERM LIABILITIES	23,445,695	21,539,037
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY

Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 28,000 shares issued and outstanding	28,000	28,000
Common stock, par value $0.05 per share; 75,000,000 shares authorized;
9,948,836 and 9,915,586 shares issued and outstanding, respectively	497,442	495,779
Additional paid-in capital	46,088,941	45,798,069
Accumulated deficit	(21,630,504)	(19,089,134)
Accumulated other comprehensive income (loss)	13,983	(10,422)
TOTAL STOCKHOLDERS' EQUITY	24,997,862	27,222,292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,841,677	$74,695,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31
	2023	2022
Sales	$22,065,424	$231,868
Cost of sales	14,059,109	166,160
Gross profit	8,006,315	65,708
Operating expenses:
Selling, general and administrative expenses	8,062,123	273,750
Amortization expense	1,266,698	357,463
Transaction costs	2,020	968,505
Fair value remeasurement of SUNation earnout consideration	825,000	—
Total operating expenses	10,155,841	1,599,718
Operating loss	(2,149,526)	(1,534,010)
Other income (expense):
Investment and other income (expense)	19,533	(5,144)
Gain on sale of assets	244,271	—
Fair value remeasurement of contingent value rights	(250,000)	—
Interest and other expense	(458,218)	(350,382)
Other expense, net	(444,414)	(355,526)
Net loss before income taxes	(2,593,940)	(1,889,536)
Income tax expense	5,732	—
Net loss from continuing operations	(2,599,672)	(1,889,536)
Net income from discontinued operations, net of tax	44,683	5,902
Net loss	(2,554,989)	(1,883,634)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	24,405	(17,067)
Total other comprehensive gain (loss)	24,405	(17,067)
Comprehensive loss	$(2,530,584)	$(1,900,701)

Basic net loss per share:
Continuing operations	$(0.26)	$(0.58)
Discontinued operations	—	—
	$(0.26)	$(0.58)

Diluted net loss per share:
Continuing operations	$(0.26)	(0.58)
Discontinued operations	—	—
	$(0.26)	$(0.58)

Weighted Average Basic Shares Outstanding	9,919,650	3,231,461
Weighted Average Dilutive Shares Outstanding	9,919,650	3,231,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2023

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2022	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	(2,554,989)	—	(2,554,989)
Issuance of common stock under
Equity Incentive Plan	—	—	37,500	1,875	(1,875)	—	—	—
Share based compensation	—	—	—	—	312,445	—	—	312,445
Other share retirements	—	—	(4,250)	(212)	(19,698)	13,619	—	(6,291)
Other comprehensive income	—	—	—	—	—	—	24,405	24,405
BALANCE AT MARCH 31, 2023	28,000	$28,000	9,948,836	$497,442	$46,088,941	$(21,630,504)	$13,983	$24,997,862

For the Three Months Ended March 31, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(1,883,634)	—	(1,883,634)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,688	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC asset acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Other comprehensive loss	—	—	—	—	—	—	(17,067)	(17,067)
BALANCE AT MARCH 31, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(10,620,528)	$(17,067)	$31,305,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,554,989)	$(1,883,634)
Net income from discontinued operations, net of tax	44,683	5,902
Net loss from continuing operations	(2,599,672)	(1,889,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,377,023	358,230
Share based compensation	312,445	—
Fair value remeasurement of earnout consideration	825,000	—
Fair value remeasurement of contingent value rights	250,000	—
Gain on sale of assets	(244,271)	—
Interest and accretion expense	458,218	336,405
Changes in assets and liabilities:
Trade accounts receivable	(513,802)	(50,165)
Inventories	624,532	71,754
Prepaid income taxes	(332)	—
Other assets, net	2,274,326	285,880
Accounts payable	153,962	(2,528,599)
Accrued compensation and benefits	(121,982)	(502,869)
Customer deposits	(1,532,973)	(47,367)
Other accrued liabilities	(1,129,141)	(1,091,411)
Accrued interest	(85,893)	—
Net cash provided by (used in) operating activities	47,440	(5,057,678)
Net cash (used in) provided by operating activities - discontinued operations	(173,019)	15,237
Net cash used in operating activities	(125,579)	(5,042,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(329,657)	(245)
Acquisition of business, net of cash acquired	—	(10,256,865)
Proceeds from the sale of investments	673,114	49,194
Net cash provided by (used in) investing activities	343,457	(10,207,916)
Net cash used in investing activities - discontinued operations	(3,681)	—
Net cash provided by (used in) investing activities	339,776	(10,207,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	—	150,000
Borrowings of loans payable	226,361	—
Payments against loan payable principal	(97,821)	(4,500,000)
Payments related to equity issuance costs	—	(2,699,370)
Proceeds from the issuance of preferred stock upon closing of private placement	—	32,000,000
Purchase of common stock	(6,291)	—
Net cash provided by financing activities	122,249	24,950,630
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	336,446	9,700,273
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,256,478	18,966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,592,924	$9,719,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$332	$—
Interest paid	80,578	1,070,853
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for conversion of related party payables	—	2,350,000
Issuance of common stock for conversion of working capital note payable	—	500,000

Issuance of common stock for the acquisition of HEC and E-Gear	—	12,781,234
Effect of reverse capitalization	—	1,594,779
Operating right of use assets obtained in exchange for lease obligations	596,093	127,902

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Description of Business

Pineapple Energy Inc. (formerly Communications Systems, Inc. and Pineapple Holdings, Inc.) (“PEGY”, “Pineapple”, “we”, “our”, “us” or the “Company”), was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of that certain Agreement and Plan of Merger dated March 1, 2021, as amended by an Amendment No. 1 to Merger Agreement dated December 16, 2021 (collectively the “merger agreement”), by and among the Company, Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company, Lake Street Solar LLC as the Members’ Representative, and Randall D. Sampson as the Shareholders’ Representative, pursuant to which Merger Sub merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and commenced doing business using the Pineapple name, and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

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

Pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”)

businesses and has met the criteria to report the operations of these businesses as discontinued operations. See Note 7, Discontinued Operations. As a result, unless otherwise noted, all information in this Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included on the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited balance sheet at December 31, 2022 contained in the above-referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

In connection with the merger, we have converted the equity structure for the periods prior to the merger to reflect the number of shares of the Company’s common stock issued to Pineapple Energy’s members in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Pineapple Energy member units prior to the merger have been retroactively converted by applying the exchange ratio established in the merger agreement.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of the term loan payable and related assets at the date of acquisition, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Approximately $4.2 million of the restricted cash and cash equivalents on the balance sheet as of March 31, 2023 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business. The remaining $1.5 million consists of funds that can only be used to support SUNation’s operations. Per the SUNation transaction agreement, only excess cash over $1.5 million can be used to support the remaining operations of Pineapple Energy until the Short-Term Note (as defined below) is paid off.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of March 31, 2023 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

Accounts Receivable, Net

Accounts receivable are recorded at their net realizable value and are not collateralized. Accounts receivable include amounts earned less payments received and allowances for credit losses. Management continually monitors and adjusts its allowances associated with the Company’s receivables to address any credit risks associated with the accounts receivable and periodically writes off receivables when collection is not considered probable. The Company does not charge interest on past due accounts. When uncertainty exists as to the collection of receivables, the Company records an allowance for credit losses and a corresponding charge to bad debt expense.

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

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the condensed consolidated statements of operations.

Goodwill and Other Intangible Assets, net

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax, is comprised of unrealized gains or losses on debt securities.

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

Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenue from commercial contracts is recognized under a percentage of completion method, measured by the percentage of hours incurred to date against estimated total hours budgeted for each contract. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near future. Contract costs include all direct material, labor costs and those indirect costs related to contract performance, such as indirect labor and other supplies. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenues which are recognized in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

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

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to 6% of compensation. Additionally, as part of the November 9, 2022 SUNation Acquisition, the Company also acquired the SUNation Solar Systems, Inc. 401(k) Plan which matches up to 3% of eligible compensation.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in the condensed consolidated statements of operations over the requisite service period (generally the vesting period).

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

The Company records a provision for the installation warranty, an expense included in cost of sales, based on management’s best estimate of the probable cost to be incurred in honoring its warranty commitment. The Company’s accrued warranty provision was $300,791 and $276,791 at March 31, 2023 and December 31, 2022, respectively, and is included in other current liabilities.

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

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares and warrants, which resulted in no dilutive effect for the three months ended March 31, 2023 and 2022, due to the net loss in each period. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both March 31, 2023 and 2022. Warrants totaling 5,176,471 and 2,353,936 would have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us is the first quarter ending March 31, 2023. Entities may early adopt beginning after December 15, 2018. We adopted this ASU in the first quarter of 2023 without a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATIONS

CSI Merger

On March 28, 2022, the Company and Pineapple Energy consummated the transactions contemplated by the merger agreement. At the Closing, each member unit of Pineapple Energy that was issued and outstanding immediately prior to the effective time of the merger was cancelled and converted into the right to receive the Company’s common stock. The Company issued an aggregate of 5,006,245 shares of its common stock, which is inclusive of common shares issued to HEC and E-Gear owners as discussed further below and conversion of certain related party payables and debt outstanding prior to the merger transaction, discussed in Note 9, Commitments and Contingencies. The purpose of the merger was to provide a path to allow the Company to deliver value to its legacy shareholders through a combination of (i) the opportunity for the legacy CSI shareholders to receive an attractive return from dividends or distributions of the net proceeds from the divestiture of the Company’s pre-merger operating and non-operating assets and properties, and (ii) the opportunity for the legacy CSI shareholders, through ownership of the Company’s common stock following the merger, to participate in the potential growth of the combined company’s residential solar, battery storage, and grid services solutions business.

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

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. Remaining legacy assets to be sold include the Company’s legacy CSI subsidiaries, JDL and Ecessa, which are classified as held for sale as of March 31, 2023 and December 31, 2022 and included within discontinued operations.

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

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the three months ended March 31, 2023 and 2022, which included $1,752,182 and $86,932 of revenue, respectively, and net income of $44,683 and $3,874, respectively, related to its JDL and Ecessa businesses included in discontinued operations and a net loss of $145,940 and $39,648, respectively.

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

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the three months ended March 31, 2023 and 2022, which included $5,166,960 and $221,437 of revenue, respectively, and a net loss of $76,760 and net income of $18,583, respectively.

SUNation Acquisition

On November 9, 2022, the Company completed the SUNation Acquisition as contemplated under the Transaction Agreement. This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. The Company acquired the equity of SUNation from Sellers for an aggregate purchase price of $18,440,533, comprised of (a) $2,390,000 in cash consideration paid at closing, (b) the issuance at closing of a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), with a fair value of $4,830,533 at the acquisition date, (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock pursuant to the Plan of Merger, with a fair value of $4,070,000 at the acquisition date and (e) potential earn-out payments of up to $5,000,000 based on the percentage of year-over-year EBITDA growth of the SUNation in 2023 and 2024, as set forth in the Transaction Agreement (the “Earnout”), with a fair value of $2,150,000 at the acquisition date. The Company utilized a Monte Carlo simulation to determine the fair value of the earnout liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of March 31, 2023, the fair value of the earnout liability was $2,975,000. See further discussion regarding the Short-Term Note and Long-Term Note within Note 9, Commitments and Contingencies.

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

The identifiable intangible assets from the SUNation Acquisition are definite-lived assets. These assets include a trade name and backlog and have a weighted average amortization period of eight years. Goodwill recorded as part of the purchase price allocation is not tax deductible. The trade name fair values were determined on an income approach under an estimate developed from the relief-from-royalty method and the projected cash savings over an estimated period of time that would otherwise be required to license this asset. The backlog amount was determined using an income approach under a multi-period excess earnings approach whereby cash flows in excess of those needed to operate contributory assets over a period of time are otherwise attributed to the fair value of the asset.

The condensed consolidated financial statements include results of operations of SUNation following the consummation of the SUNation Acquisition for the three months ended March 31, 2023, which included $16,894,875 of revenue and net income of $965,674.

Transaction costs related to the merger, HEC Asset Acquisition and the SUNation Acquisition totaled $2,020 and $968,505 during the three months ended March 31, 2023 and 2022, respectively, and were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger, the HEC Asset Acquisition and the SUNation Acquisition as of January 1, 2022. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $(50,000) and $838,161 and excludes transaction costs totaling $2,020 and $2,698,548 for the three months ended March 31, 2023 and 2022, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended March 31
	2023	2022
Net revenue	$22,065,424	$13,794,605
Net loss	(2,547,652)	(2,634,695)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of March 31, 2023, the fair value of the Merger Earnout Shares was $0.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. The following table presents how we disaggregated our revenues:

	Revenue by Type
	Three Months Ended March 31
	2023	2022
Residential contracts	$18,341,734	$221,437
Commercial contracts	2,827,779	—
Service revenue	642,321	—
Software revenue	250,000	—
Other	3,590	10,431
	$22,065,424	$231,868

NOTE 5 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Billings to date	$4,152,330	$4,208,409

Costs incurred on uncompleted contracts	657,505	1,122,453
Estimated earnings	390,390	380,547
Cost plus estimated earnings	1,047,895	1,503,000

Billings in excess of costs plus estimated earnings on uncompleted contracts	$3,104,435	$2,705,409

Costs and estimated earnings in excess of billings as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Costs incurred on uncompleted contracts	$1,270,743	$931,801
Estimated earnings	916,754	513,648
	2,187,497	1,445,449
Billings to date	1,679,933	667,964
Costs and estimated earnings in excess of billings on uncompleted contracts	$507,564	$777,485

NOTE 6 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of March 31, 2023 and December 31, 2022.

March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$1,665,266	$—	$—	$1,665,266	$1,665,266	$—	$—
Subtotal	1,665,266	—	—	1,665,266	1,665,266	—	—

Investments:
Corporate Notes/Bonds	2,042,493	—	(24,436)	2,018,057	—	2,018,057	—
Subtotal	2,042,493	—	(24,436)	2,018,057	—	2,018,057	—

Total	$3,707,759	$—	$(24,436)	$3,683,323	$1,665,266	$2,018,057	$—

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$978,462	$—	$—	$978,462	$978,462	$—	$—
Subtotal	978,462	—	—	978,462	978,462	—	—

Investments:
Corporate Notes/Bonds	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—
Subtotal	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—

Total	$3,694,069	$—	$(48,841)	$3,645,228	$978,462	$2,666,766	$—

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The Company did not recognize any gross realized gains or losses during the three months ended March 31, 2023 or 2022.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of March 31, 2023:

	Amortized Cost	Estimated Market Value
Due within one year	$2,042,493	$2,018,057
Due after one year through five years	—	—
	$2,042,493	$2,018,057

NOTE 7– DISCONTINUED OPERATIONS

Pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL and Ecessa businesses and has met the criteria to report the operations of these businesses as discontinued operations beginning in the fourth quarter of 2022.

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	March 31, 2023	December 31, 2022
Trade accounts receivable	$961,968	$752,420
Inventories	154,998	145,808
Other current assets	184,857	255,871
Total current assets	$1,301,823	$1,154,099

Property, plant, and equipment	$72,951	$69,270
Right of use asset	35,621	46,025
Intangible assets	2,110,550	2,110,550
Goodwill	45,688	45,688
Total noncurrent assets	$2,264,810	$2,271,533

Total assets held for sale	$3,566,633	$3,425,632

Accounts payable	$250,632	$381,992
Accrued compensation and benefits	141,956	184,585
Operating lease liability	39,237	50,170
Other accrued liabilities	9,565	10,727
Deferred revenue	627,809	533,685
Total current liabilities	$1,069,199	$1,161,159

Deferred revenue	$262,455	$250,875
Total noncurrent liabilities	$262,455	$250,875

Total liabilities held for sale	$1,331,654	$1,412,034

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31
	2023	2022
Sales	$1,752,182	$86,932
Cost of sales	1,244,368	57,508
Selling, general and administrative expenses	448,705	23,522
Transaction costs	14,426	—
Operating income before income taxes	44,683	5,902
Income tax expense	—	—
Income from discontinued operations	$44,683	$5,902

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 and 2022 by reporting unit are as follows.

			Total
	HEC	SUNation
January 1, 2022	$—	$—	$—
Acquisition	9,829,212	—	9,829,212
March 31, 2022	9,829,212	—	9,829,212

January 1, 2023	$9,829,212	$10,716,638	$20,545,850
Acquisition	—	—	—
March 31, 2023	$9,829,212	$10,716,638	$20,545,850

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	—	—	—
Balance at March 31, 2023	$9,829,212	$10,716,638	$20,545,850

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(5,057,771)	$17,130,111
Developed technology	4 years	2,400,000	(600,000)	1,800,000
Backlog	1 year	600,000	(250,000)	350,000
		$25,187,882	$(5,907,771)	$19,280,111

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(4,141,072)	$18,046,810
Developed technology	4 years	2,400,000	(450,000)	1,950,000
Backlog	1 year	600,000	(50,000)	550,000
		$25,187,882	$(4,641,072)	$20,546,810

Amortization expense on these identifiable intangible assets was $1,266,698 and $357,463 during the three months ended March 31, 2023 and 2022, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q2-Q4 2023	$3,471,778
2024	2,837,500
2025	2,837,500
2026	2,387,500
2027	2,237,500
Thereafter	5,508,333

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan Payable

As of March 31, 2023 and December 31, 2022, Pineapple Energy had $3,000,000 in a loan payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. At March 31, 2023 and December 31, 2022, the combined loan and accrued interest balance was $1,619,343 and $1,428,685, respectively. A new effective interest rate of approximately 52.9% was established during the first quarter of 2022 based on the carrying value of the revised cash flows.

Interest and accretion expense was $190,658 and $336,405 for three months ended March 31, 2023 and 2022, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

Working Capital Note

On January 8, 2021, Pineapple Energy and Hercules, as agent for itself and the lenders, entered into a Working Capital Loan and Security Agreement (the “Working Capital Agreement”) for a working capital loan in the maximum principal amount of $500,000. The lenders, Hercules and Northern Pacific Growth Investment Advisors, LLC, made working capital loan commitments of $400,000 and $100,000, respectively.  Northern Pacific Growth Investment Advisors, LLC is an affiliate of Northern Pacific Group, which controls Lake Street Solar, LLC, a then-member of Pineapple Energy. Borrowings under the Working Capital Agreement bore interest at 10% per annum with interest compounded daily and payable monthly. At December 31, 2021, the balance outstanding on the working capital loan was $350,000. The working capital loan had an initial maturity date of January 7, 2022 and was collateralized by all of Pineapple Energy’s assets. The Working Capital Agreement included provisions relating to the mandatory and optional conversion of the underlying loan amount into equity of the Company under certain circumstances. In the case of either a mandatory or optional conversion of the Hercules working capital loan, the working capital loan of Northern Pacific Growth Investment Advisors, LLC, including all accrued and unpaid interest, would be immediately due and payable. On December 16, 2021, an amendment to the Working Capital Agreement was executed that extended the maturity date to December 31, 2022 and added an additional mandatory conversion provision. In the event that, on or before the maturity date, Pineapple Energy consummated the merger, then immediately prior to the consummation of the merger, the working capital loan and all accrued and unpaid interest and expenses thereon would automatically convert into Class C Units of Pineapple Energy calculated based on one Class C Unit being issued for every $2.00 to be converted. The conversion option under the amendment was considered clearly and closely related to the host contract. During the first three months of 2022, Pineapple Energy borrowed an additional $150,000 and had $500,000 outstanding prior to the merger on March 28, 2022. Immediately prior to the merger on March 28, 2022, the $500,000 outstanding loan balance was converted to 250,000 Class C Units, which upon close of the merger were converted into 62,500 shares of Company common stock.

Interest expense was $0 and $13,977 for the three months ended March 31, 2023 and 2022, respectively.

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

Pursuant to the Pledge Agreement, the Short-Term Note is secured by a pledge by the Company and Merger Sub of the equity of SUNation purchased under the Transaction Agreement. While the Short-Term Note remains outstanding, the Company also agrees to certain negative covenants with respect to the operation of SUNation, including limits on distributions, the incurrence of indebtedness, imposition of liens, and sales of assets outside the ordinary course of business. If Sellers exercise their remedies under the Pledge Agreement (due to an event of default by the Company under the Short-Term Note or the Pledge Agreement), Sellers would be able to recover the pledged equity of the acquired companies and the Company’s remaining obligations under the Short-Term Note and the Long-Term Note would be cancelled in their entirety and would be of no further force and effect. The Company’s obligations to make any Earnout payment under the Transaction Agreement would also be terminated. The Pledge Agreement will automatically terminate upon the payment of all amounts due under the Short-Term Note.

The balances of the Short-Term Note and Long-Term Note recorded at March 31, 2023 was $5,107,156 and $5,037,791, respectively. The balances of the Short-Term Note and Long-Term Note recorded at December 31, 2022 was $5,057,299 and $4,917,879, respectively. Interest and accretion expense related to the notes totaled $250,347 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Equipment Loans

The Company acquired various equipment loan agreements through its SUNation Acquisition. These loans are secured by machinery and equipment and expire at various dates through February 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at March 31, 2023 and December 31, 2022 was $359,687 and $168,184, respectively. Interest expense was $616 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at March 31, 2023 and December 31, 2022 was $1,836,551 and $1,887,616, respectively. Interest expense was $15,337 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of March 31, 2023 and December 31, 2022 of $76,847 and $116,710, respectively.

Related party payables

As part of the SUNation Acquisition, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which $47,499 was paid during the three months ended March 31, 2023, leaving a remaining balance of $549,720 as of March 31, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company.

NOTE 11 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following an amendment approved on December 7, 2022, the 2022 Plan authorizes the issuance of up to 1,250,000 shares of common stock. At March 31, 2023, 37,500 shares had been issued under the 2022 Plan, 433,388 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 779,112 shares were available for grant under future awards.

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

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the three months ended March 31, 2023:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding – December 31, 2022	687,712	$2.58
Granted	—	—
Issued	(37,500)	2.00
Forfeited	—	—
Outstanding – March 31, 2023	650,212	2.61

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2023 was $312,445. There was no share-based compensation expense for the three months ended March 31, 2022. Unrecognized compensation expense related to outstanding RSUs was $1,149,955 at March 31, 2023 and is expected to be recognized over a weighted-average period of 2.2 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2023, 200,000 shares remained available for purchase under the ESPP. The first plan phase commenced on January 1, 2023.

NOTE 12 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of March 31, 2023, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over common stock.

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

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of March 31, 2023, there were 3,000,000 shares of Convertible Preferred Stock authorized and 28,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to March 31, 2023 and all 2,352,936 PIPE Warrants remained outstanding as of March 31, 2023.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of March 31, 2023 and 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of March 31, 2023 and 2022. In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

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

NOTE 13 – INCOME TAXES

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

The Company’s effective income tax rate from continuing operations was (0.2)% for the three months ended March 31, 2023. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2022 was 0% and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below.

	March 31, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,665,266	$—	$—	$1,665,266
Subtotal	1,665,266	—	—	1,665,266

Short-term investments:
Corporate notes/bonds	—	2,018,057	—	2,018,057
Subtotal	—	2,018,057	—	2,018,057

Liabilities:
Contingent value rights	—	—	(7,652,714)	(7,652,714)
Earnout consideration	—	—	(2,975,000)	(2,975,000)
Subtotal	—	—	(10,627,714)	(10,627,714)

Total	$1,665,266	$2,018,057	$(10,627,714)	$(6,944,391)

	December 31, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$978,462	$—	$—	$978,462
Subtotal	978,462	—	—	978,462

Short-term investments:
Corporate notes/bonds	—	2,666,766	—	2,666,766
Subtotal	—	2,666,766	—	2,666,766

Current Liabilities:
Contingent value rights	—	—	(7,402,714)	(7,402,714)
Earnout consideration	—	—	(2,150,000)	(2,150,000)
Subtotal	—	—	(9,552,714)	(9,552,714)

Total	$978,462	$2,666,766	$(9,552,714)	$(5,907,486)

The estimated fair value of the CVRs as of March 31, 2023 and December 31, 2022 was $7,652,714 and $7,402,714, respectively, as noted above. The Company recorded a $250,000 loss on the fair value remeasurement of the CVRs during the first quarter of 2023 related to a $250,000 gain on an earnout payment realized in the first quarter of 2023 related to legacy CSI’s sale of its Electronics and Software segment in 2021.

The estimated fair value of all earnout consideration as of March 31, 2023 and December 31, 2022 was $2,975,000 and $2,150,000, respectively all attributed to the earnout consideration related to the SUNation Acquisition. As noted in Note 3, Business Combinations, the Company recorded a liability for earnout shares to holders of certain pre-merger Pineapple Energy shareholders in the amount of $4,684,000 and $2,150,000 in earnout consideration related to the SUNation Acquisition in the respective opening balance sheets. As described in Note 3, Business Combinations, the estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $4,684,000 during the year ended December 31, 2022 related to the remeasurement of the value of the liability for the earnout shares and a remeasurement loss of $825,000 related to the remeasurement of the value of the liability for SUNation Acquisition earnout consideration during the first quarter of 2023.

The fair value remeasurements noted above were recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2023.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of March 31, 2023 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As noted in Note 9, Commitments and Contingencies, the Company entered into a $5.0 million Short-Term Note that is due on August 9, 2023. Based on the Company’s current financial position, which includes approximately $4.2 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement or the SUNation agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to repay the Short-Term Note obligation or first earnout payment, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the years ended December 31, 2022 and 2021, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023.

Forward-Looking Statements

This quarterly report and, from time to time, reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Words such as “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•our growth strategy depends on the continued origination of solar installation agreements;

•if we fail to manage our operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges;

•we need to raise additional capital to fund our operations and repay our obligations, which funding may not be available on favorable terms or at all and may lead to substantial dilution to our existing shareholders. Further, there is substantial doubt about our ability to continue as a going concern, which conditions may adversely affect our stock price and our ability to raise capital;

•we depend on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for our solar energy systems;

•increases in the cost of our solar energy systems due to tariffs and other trade restrictions imposed by the U.S. government could have a material adverse effect on our business, financial condition and results of operations;

•our operating results and our ability to grow may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations.

•we may have difficulty integrating the businesses from the SUNation transaction with our existing operations or otherwise obtaining the strategic benefits of the acquisition, and we may be adversely impacted by negative covenants under the Short-Term Note;

•if we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we may make could reduce, rather than increase, our cash flows;

•product liability and property damage claims against us or accidents could result in adverse publicity and potentially significant monetary damages;

•we will not be able to insure against all potential risks and we may become subject to higher insurance premiums;

•damage to our brand and reputation or change or loss of use of our brand could harm our business and results of operations;

•the loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy;

•our inability to protect our intellectual property could adversely affect our business. We may also be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies;

•we may be subject to interruptions or failures in our information technology systems;

•our information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair our ability to operate, adversely affect our business, and damage our brand and reputation;

•our failure to hire and retain a sufficient number of key employees, such as installers and electricians, would constrain our growth and our ability to timely complete projects;

•our business is concentrated in certain markets, putting us at risk of region-specific disruptions;

•if sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our ability to originate solar installation agreements may decrease;

•our business prospects are dependent in part on a continuing decline in the cost of solar energy system components and our business may be adversely affected to the extent the cost of these components stabilize or increase in the future;

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

•terrorist or cyberattacks against centralized utilities could adversely affect our business;

•climate change may have long-term impacts on our business, industry, and the global economy;

•increases in the cost of our solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on our business, financial condition and results of operations;

•we are not currently regulated as an electric public utility under applicable law, but may be subject to regulation as an electric utility in the future;

•electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems and adversely impact our ability to originate new solar installation agreements;

•we rely on net metering and related policies to sell solar systems to our customers in most of our current markets, and changes to policies governing net metering may significantly reduce demand for electricity from residential solar energy systems and thus for our installation services;

•a customer’s decision to procure installation services from us depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business;

•technical and regulatory limitations regarding the interconnection of solar energy systems to the electrical grid may significantly delay interconnections and customer in-service dates, harming our growth rate and customer satisfaction; and

•compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Pineapple Energy Inc. (formerly Communications Systems, Inc. (“CSI”) and Pineapple Holdings, Inc.) (herein collectively referred to as “Pineapple,” “PEGY,” “our,” “we”, “us” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

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

In addition, pursuant to the merger agreement, the Company is working to divest its legacy operations and operating assets. The Company is actively pursuing the sale of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses and has met the criteria to report the operations of these businesses as discontinued operations. As a result, unless otherwise noted, all information in this Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI (excluding the discontinued operations of JDL & Ecessa), Pineapple Energy, HEC and E-Gear following the Closing on March 28, 2022 and the results of SUNation following the closing on its acquisition on November 9, 2022.

Consolidated sales were $22,065,424 in the first quarter of 2023 and $231,868 in the first quarter of 2022. As Pineapple Energy had limited revenue in the prior year period, the increase in sales was due to the merger and acquisitions during 2022. Sales in the first three months of 2023 and 2022 by type were as follows:

	Revenue by Type
	Three Months Ended March 31
	2023	2022
Residential contracts	$18,341,734	$221,437
Commercial contracts	2,827,779	—
Service revenue	642,321	—
Software revenue	250,000	—
Other	3,590	10,431
	$22,065,424	$231,868

Consolidated gross profit was $8,006,315 in the first quarter of 2023 as compared to gross profit of $65,708 in the first quarter of 2022.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration increased to $10,155,841 in the first quarter of 2023 as compared to $1,599,718 in the first quarter of 2022. Consolidated selling, general and administrative expenses increased to $8,062,123 in the first quarter of 2023 from $271,722 in the first quarter of 2022, due primarily to $6,347,042 in selling, general and administrative costs associated with the acquired businesses and $1,715,081 in corporate overhead costs in the 2023 period. Amortization expense increased by $909,235 to $1,266,698 in the first quarter of 2023 as compared to the same period of the prior year due to intangible assets acquired through the merger, the HEC Asset Acquisition and the SUNation acquisition. Transaction costs decreased by $966,485 in the first quarter of 2023 as compared to the same period of the prior year, due to the consummation of the merger and the HEC Asset Acquisition in the first quarter of 2022 and limited activity in the first quarter of 2023. There was also a $825,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in the first quarter of 2023.

Consolidated other expense increased $88,888 to $444,414 in the first quarter of 2023 as compared to $355,526 in the first quarter of 2022. The increase was primarily related to a $250,000 fair value remeasurement loss on the contingent value rights (“CVRs”) and a $107,836 increase in interest and accretion expense, partially offset by a $244,271 net gain on sale of assets.

Consolidated operating loss from continuing operations in the first quarter of 2023 was $2,149,526 as compared to an operating loss of $1,534,010 in the first quarter of 2022. Net loss from continuing operations in the first quarter of 2023 was $2,599,672, or $(0.26) per diluted share, compared to a net loss of $1,889,536, or $(0.58) per diluted share, in the first quarter of 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $7,610,981 in cash, restricted cash and cash equivalents, and liquid investments. Of this amount, $1,665,266 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $2,018,057 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at March 31, 2023.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at March 31, 2023, $4,190,567 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business and $1,500,000 consists of funds that can only be used to support SUNation’s operations. Per the SUNation transaction agreement, only excess cash over $1,500,000 can be used to support the remaining operations of Pineapple Energy until the Short-Term Note (as defined below) is paid off.

The Company had working capital of $194,883 at March 31, 2023, consisting of current assets of $23,564,280 and current liabilities of $23,369,397, compared to working capital of $27,366 at December 31, 2022 consisting of current assets of $25,961,524 and current liabilities of $25,934,158.

Cash flow used in operating activities was $125,579 in the first three months of 2023 as compared to $5,042,441 in the same period of 2022. Significant working capital changes in the three months ended March 31, 2023 included a decrease in other assets of $2,274,326, a decrease in other accrued liabilities of $1,129,141, and a decrease in customer deposits of $1,532,973.

Net cash provided by investing activities was $339,776 in the first three months of 2023 compared to net cash used in investing activities of $10,207,916 in the same period of 2022. Net cash provided in the 2023 period was the result of proceeds from the sale of investments, partially offset by capital expenditures. Net cash used in the 2022 period was primarily related to $10,256,865 in net cash paid for the HEC Asset Acquisition and the merger.

Net cash provided by financing activities was $122,249 in the first three months of 2023 compared to $24,950,630 in the same period of 2022. Net cash provided by financing activities in the first quarter of 2023 was due to net borrowings under equipment loans. In the first quarter of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,370 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan in the first quarter of 2022, as discussed further in Note 9, Commitments and Contingencies.

In connection with the SUNation Acquisition, on November 9, 2022, the Company issued a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note is secured as described below and matures on August 9, 2023. It carries an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. Both the Short-Term Note and Long-Term Note may be prepaid at our option at any time without penalty.

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

As discussed above and in Note 3, Business Combinations and Note 9, Commitments and Contingencies, on November 9, 2022, the Company, in connection with the SUNation Acquisition, paid $2.39 million in cash and entered into the Short-Term Note and the Long-Term Note.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of March 31, 2023 was estimated at $7,652,714 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are included herewith:

3.1

Third Amended and Restated Articles of Incorporation, as amended through December 9, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 9, 2022)

3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (included in Exhibit 3.1)

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

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: May 12, 2023		Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: May 12, 2023		Chief Financial Officer