Form 10-Q
period 2023-06-30
Pineapple Energy Inc.
filed 2023-08-14
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 11, 2023	10,033,831

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30	December 31
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$2,441,970	$2,187,540
Restricted cash and cash equivalents	4,246,495	3,068,938
Investments	1,352,878	2,666,766
Trade accounts receivable, less allowance for
credit losses of $164,662 and $108,636, respectively	5,659,722	5,564,532
Inventories, net	4,592,560	6,054,493
Prepaid income taxes	24,919	—
Employee retention credit	—	1,584,541
Related party receivables	62,935	116,710
Prepaid expenses	1,452,581	2,152,058
Costs and estimated earnings in excess of billings	541,974	777,485
Other current assets	520,162	634,362
Current assets held for sale	—	1,154,099
TOTAL CURRENT ASSETS	20,896,196	25,961,524
PROPERTY, PLANT AND EQUIPMENT, net	1,452,421	1,190,932
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	4,727,116	4,166,838
Intangible assets, net	18,063,413	20,546,810
Other assets, net	12,000	12,000
Non-current assets held for sale	—	2,271,533
TOTAL OTHER ASSETS	43,348,379	47,543,031
TOTAL ASSETS	$65,696,996	$74,695,487
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,518,843	$7,594,181
Accrued compensation and benefits	908,907	859,774
Operating lease liability	375,309	220,763
Accrued warranty	315,215	276,791
Other accrued liabilities	890,159	961,986
Related party payables	—	2,181,761
Income taxes payable	—	1,650
Refundable customer deposits	2,669,615	4,285,129
Billings in excess of costs and estimated earnings	1,690,615	2,705,409
Contingent value rights	6,010,520	-
Earnout consideration	2,299,000	-
Current portion of loans payable	1,352,860	346,290
Current portion of loans payable - related party	360,723	5,339,265
Current liabilities held for sale	—	1,161,159
TOTAL CURRENT LIABILITIES	23,391,766	25,934,158
LONG-TERM LIABILITIES:
Loans payable and related interest	8,369,545	3,138,194
Loans payable and related interest - related party	4,829,923	4,635,914
Operating lease liability	4,395,293	3,961,340
Earnout consideration	781,000	2,150,000
Contingent value rights	—	7,402,714
Long term liabilities held for sale	—	250,875

TOTAL LONG-TERM LIABILITIES	18,375,761	21,539,037
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 28,000 shares issued and outstanding	28,000	28,000
Common stock, par value $0.05 per share; 75,000,000 shares authorized;
10,033,831 and 9,915,586 shares issued and outstanding, respectively	501,692	495,779
Additional paid-in capital	46,546,917	45,798,069
Accumulated deficit	(23,181,248)	(19,089,134)
Accumulated other comprehensive income (loss)	34,108	(10,422)
TOTAL STOCKHOLDERS' EQUITY	23,929,469	27,222,292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,696,996	$74,695,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales	$19,836,291	$4,218,453	$41,901,716	$4,450,321
Cost of sales	12,699,357	3,316,010	26,758,466	3,482,170
Gross profit	7,136,934	902,443	15,143,250	968,151
Operating expenses:
Selling, general and administrative expenses	7,230,555	2,816,516	15,292,678	3,090,266
Amortization expense	1,216,699	863,433	2,483,397	1,220,896
Transaction costs	—	168,277	2,020	1,136,782
Fair value remeasurement of SUNation earnout consideration	105,000	—	930,000	—
Total operating expenses	8,552,254	3,848,226	18,708,095	5,447,944
Operating loss	(1,415,320)	(2,945,783)	(3,564,845)	(4,479,793)
Other income (expense):
Investment and other income	35,756	103,903	55,289	98,759
Gain on sale of assets	—	1,214,560	244,271	1,214,560
Fair value remeasurement of merger earnout consideration	—	4,671,000	—	4,671,000
Fair value remeasurement of contingent value rights	1,642,195	(1,214,560)	1,392,195	(1,214,560)
Interest and other expense	(599,335)	(135,349)	(1,057,553)	(485,731)
Other income, net	1,078,616	4,639,554	634,202	4,284,028
Net (loss) income before income taxes	(336,704)	1,693,771	(2,930,643)	(195,765)
Income tax (benefit) expense	(2,894)	—	2,838	—
Net (loss) income from continuing operations	(333,810)	1,693,771	(2,933,481)	(195,765)
Net loss from discontinued operations, net of tax	(1,216,934)	(251,119)	(1,172,252)	(245,217)
Net (loss) income	(1,550,744)	1,442,652	(4,105,733)	(440,982)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	20,125	(15,731)	44,530	(32,798)
Total other comprehensive gain (loss)	20,125	(15,731)	44,530	(32,798)
Comprehensive (loss) income	$(1,530,619)	$1,426,921	$(4,061,203)	$(473,780)

Basic net (loss) income per share:
Continuing operations	$(0.03)	$0.23	$(0.29)	$(0.04)
Discontinued operations	(0.13)	(0.04)	(0.12)	(0.04)
	$(0.16)	$0.19	$(0.41)	$(0.08)

Diluted net (loss) income per share:
Continuing operations	$(0.03)	0.17	(0.29)	(0.04)
Discontinued operations	(0.13)	(0.02)	(0.12)	(0.04)
	$(0.16)	$0.15	$(0.41)	$(0.08)

Weighted Average Basic Shares Outstanding	9,948,836	7,435,586	9,934,324	5,345,137
Weighted Average Dilutive Shares Outstanding	9,948,836	9,788,522	9,934,324	5,345,137

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2023

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2022	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	(4,105,733)	—	(4,105,733)
Issuance of common stock under
Employee Stock Purchase Plan	—	—	84,995	4,250	121,148	—	—	125,398
Issuance of common stock under
Equity Incentive Plan	—	—	37,500	1,875	(1,875)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	612,982	—	—	612,982
Other share retirements	—	—	(4,250)	(212)	(19,698)	13,619	—	(6,291)
Other comprehensive income	—	—	—	—	—	—	44,530	44,530
BALANCE AT JUNE 30, 2023	28,000	$28,000	10,033,831	$501,692	$46,546,917	$(23,181,248)	$34,108	$23,929,469

For the Three Months Ended June 30, 2023
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
BALANCE AT MARCH 31, 2023	28,000	$28,000	9,948,836	$497,442	$46,088,941	$(21,630,504)	$13,983	$24,997,862
Net loss	—	—	—	—	—	(1,550,744)	—	(1,550,744)
Issuance of common stock under
Employee Stock Purchase Plan	—	—	84,995	4,250	121,148	—	—	125,398
Gain on extinguishment of related party debt	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	300,537	—	—	300,537
Other comprehensive income	—	—	—	—	—	—	20,125	20,125
BALANCE AT JUNE 30, 2023	28,000	$28,000	10,033,831	$501,692	$46,546,917	$(23,181,248)	$34,108	$23,929,469
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Six Months Ended June 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(440,982)	—	(440,982)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC asset acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Other comprehensive loss	—	—	—	—	—	—	(32,798)	(32,798)
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969

For the Three Months Ended June 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT MARCH 31, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(10,620,528)	$(17,067)	$31,305,048
Net income	—	—	—	—	—	1,442,652	—	1,442,652
Other comprehensive loss	—	—	—	—	—	—	(15,731)	(15,731)
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969
The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,105,733)	$(440,982)
Net loss from discontinued operations, net of tax	(1,172,252)	(245,217)
Net loss from continuing operations	(2,933,481)	(195,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,694,869	1,246,465
Share based compensation	612,982	—
Fair value remeasurement of earnout consideration	930,000	(4,671,000)
Fair value remeasurement of contingent value rights	(1,392,195)	1,214,560
Gain on sale of assets	(244,271)	(1,214,560)
Interest and accretion expense	1,057,553	435,133
Changes in assets and liabilities:
Trade accounts receivable	(41,416)	(710,235)
Inventories	1,461,933	413,871
Prepaid income taxes	(26,569)	(7,697)
Other assets, net	2,564,799	259,681
Accounts payable	(1,075,338)	(3,309,530)
Accrued compensation and benefits	49,133	(728,736)
Customer deposits	(1,615,514)	712,324
Other accrued liabilities	(3,201,736)	(5,485)
Accrued interest	(240,143)	(1,024,050)
Net cash used in operating activities	(1,399,394)	(7,585,024)
Net cash used in operating activities - discontinued operations	(261,588)	80,700
Net cash used in operating activities	(1,660,982)	(7,504,324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(409,762)	(5,211)
Acquisition of business, net of cash acquired	—	(10,244,916)
Proceeds from the sale of property, plant and equipment held for sale	—	6,281,415
Proceeds from the sale of investments	1,358,418	58,985
Proceeds from earnout consideration on sale of assets	250,000	1,500,000
Net cash provided by (used in) investing activities	1,198,656	(2,409,727)
Net cash provided by investing activities - discontinued operations	1,102,935	(5,904)
Net cash provided by (used in) investing activities	2,301,591	(2,415,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	—	150,000
Borrowings of loans payable	7,726,361	—
Payments against loan payable principal	(6,706,025)	(4,500,000)
Payments related to debt issuance costs	(348,065)	—
Payments related to equity issuance costs	—	(2,699,370)
Proceeds from the issuance of preferred stock upon closing of private placement	—	32,000,000
Proceeds from issuance of common stock, net of shares withheld	125,398	—
Purchase of common stock	(6,291)	—
Net cash provided by financing activities	791,378	24,950,630
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,431,987	15,030,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,256,478	18,966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,688,465	$15,049,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$26,332	$7,697

Interest paid	248,627	1,070,853
NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on extinguishment of related party debt	36,291	—
Issuance of common stock for conversion of related party payables	—	2,350,000
Issuance of common stock for conversion of working capital note payable	—	500,000
Issuance of common stock for the acquisition of HEC and E-Gear	—	12,781,234
Effect of reverse capitalization	—	1,594,779
Contingent consideration related to merger transaction	—	(4,684,000)
Operating right of use assets obtained in exchange for lease obligations	753,972	127,902

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

Pursuant to the merger agreement, the Company worked to divest its legacy operations and operating assets. The Company sold substantially all of the assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”)

businesses on June 30, 2023. See Note 7, Discontinued Operations. As a result, unless otherwise noted, all information in this Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included on the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited balance sheet at December 31, 2022 contained in the above-referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

•The post-combination company assumed the “Pineapple Energy” name; and

•The Company disposed of the pre-existing CSI headquarters during the second quarter of 2022 and disposed of its legacy subsidiaries, JDL and Ecessa, on June 30, 2023 and will continue Pineapple Energy operations in Hawaii.

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

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The $4.2 million of restricted cash and cash equivalents on the balance sheet as of June 30, 2023 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. The investments on the balance sheet as of June 30, 2023 can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net (loss) income per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares and warrants, which resulted in no dilutive effect for the three and six months ended June 30, 2023 and a dilutive effect of 2,352,936 and 0 shares for the three and six months ended June 30, 2022, respectively The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both June 30, 2023 and 2022. Warrants totaling 5,176,471 and 2,353,936 would have been excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. The Company sold substantially all of the remaining legacy assets of the Company’s legacy CSI subsidiaries, JDL and Ecessa, on June 30, 2023. The JDL and Ecessa assets were classified as held for sale as of December 31, 2022, and the results of these businesses in the six months ended June 30, 2023 and 2022 are included within discontinued operations. See Note 7, Discontinued Operations.

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

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue from discontinued operations	$1,662,629	$1,672,183	$3,414,810	$1,759,115
Net loss from discontinued operations	(1,216,934)	(251,119)	(1,172,252)	(245,217)

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

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the three and six months ended June 30, 2023 and 2022 as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue	$6,488,254	$4,194,512	$11,655,214	$4,415,949
Net income (loss)	346,174	(531,906)	269,414	(513,323)

SUNation Acquisition

On November 9, 2022, the Company completed the SUNation Acquisition as contemplated under the Transaction Agreement. This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. The Company acquired the equity of SUNation from Sellers for an aggregate purchase price of $18,440,533, comprised of (a) $2,390,000 in cash consideration paid at closing, (b) the issuance at closing of a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), with a fair value of $4,830,533 at the acquisition date, (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock pursuant to the Plan of Merger, with a fair value of $4,070,000 at the acquisition date and (e) potential earn-out payments of up to $5,000,000 based on the percentage of year-over-year EBITDA growth of the SUNation in 2023 and 2024, as set forth in the Transaction Agreement, with a fair value of $2,150,000 at the acquisition date. The Company utilized a Monte Carlo simulation to determine the fair value of the earnout liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of June 30, 2023, the fair value of the earnout liability was $3,080,000. See further discussion regarding the Short-Term Note and Long-Term Note within Note 9, Commitments and Contingencies.

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

The condensed consolidated financial statements include results of operations of SUNation following the consummation of the SUNation Acquisition for the three and six months ended June 30, 2023, which included $13,340,133 and $30,235,008 of revenue, respectively, and net income of $335,405 and $1,301,079, respectively.

Transaction costs related to the merger, HEC Asset Acquisition and the SUNation Acquisition totaled $2,020 and $968,505 during the six months ended June 30, 2023 and 2022, respectively, and were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss. There were no transaction costs related to the merger, HEC Asset Acquisition and the SUNation Acquisition during the three months ended June 30, 2023.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger, the HEC Asset Acquisition and the SUNation Acquisition as of January 1, 2022. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $347,092 and excludes transaction costs totaling $0 and $213,396 for the three months ended June 30, 2023 and 2022, respectively. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $1,235,253 and excludes transaction costs totaling $2,020 and $2,911,944 for the six months ended June 30, 2023 and 2022, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net revenue	$19,836,291	$16,125,345	$41,901,716	$29,919,950
Net (loss) income	(333,810)	1,539,575	(2,931,461)	(1,145,120)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of June 30, 2023 and December 31, 2022 the fair value of the Merger Earnout Shares was $0.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. The following table presents how we disaggregated our revenues:

	Revenue by Type
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Residential contracts	$14,993,596	$4,157,965	$33,335,330	$4,379,402
Commercial contracts	3,760,263	36,547	6,588,042	36,547
Service revenue	1,023,049	—	1,665,370	—
Software revenue	51,480	—	301,480	—
Other	7,903	23,941	11,494	34,372
	$19,836,291	$4,218,453	$41,901,716	$4,450,321

NOTE 5 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Billings to date	$3,795,625	$4,208,409

Costs incurred on uncompleted contracts	1,178,919	1,122,453
Estimated earnings	926,091	380,547
Cost plus estimated earnings	2,105,010	1,503,000

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,690,615	$2,705,409

Costs and estimated earnings in excess of billings as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Costs incurred on uncompleted contracts	$2,289,239	$931,801
Estimated earnings	1,526,260	513,648
	3,815,499	1,445,449
Billings to date	3,273,525	667,964
Costs and estimated earnings in excess of billings on uncompleted contracts	$541,974	$777,485

NOTE 6 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of June 30, 2023 and December 31, 2022.

June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$2,379,538	$—	$—	$2,379,538	$2,379,538	$—	$—
Subtotal	2,379,538	—	—	2,379,538	2,379,538	—	—

Investments:
Corporate Notes/Bonds	1,357,188	—	(4,310)	1,352,878	—	1,352,878	—
Subtotal	1,357,188	—	(4,310)	1,352,878	—	1,352,878	—

Total	$3,736,726	$—	$(4,310)	$3,732,416	$2,379,538	$1,352,878	$—

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$978,462	$—	$—	$978,462	$978,462	$—	$—
Subtotal	978,462	—	—	978,462	978,462	—	—

Investments:
Corporate Notes/Bonds	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—
Subtotal	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—

Total	$3,694,069	$—	$(48,841)	$3,645,228	$978,462	$2,666,766	$—

The Company tests for other-than-temporary losses on a quarterly basis and has considered the unrealized losses indicated above to be temporary in nature. The Company intends to hold the investments until it can recover the full principal amount and has the ability to do so based on other sources of liquidity. The Company expects such recoveries to occur prior to the contractual maturities.

The Company did not recognize any gross realized gains or losses during the three or six months ended June 30, 2023 or 2022.

The following table summarizes the estimated fair value of our investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of June 30, 2023:

	Amortized Cost	Estimated Market Value
Due within one year	$1,357,188	$1,352,878
Due after one year through five years	—	—
	$1,357,188	$1,352,878

NOTE 7– DISCONTINUED OPERATIONS

On June 30, 2023, the Company sold substantially all of the assets of its legacy non-core subsidiaries, JDL and Ecessa, to TheIPGuys.net LLC doing business as OneNet Global for total net proceeds of $1,231,616. The Company received net initial proceeds of $1,106,616, consisting of $1,175,000 in initial consideration less $68,384 in adjustments. An additional $125,000 in consideration is being held in escrow until July 1, 2024 for potential indemnification claims that may arise under the asset purchase agreement. The amount in escrow represents a consideration receivable that is included in other current assets within the condensed consolidated balance sheet as it is currently considered to be probable that the amount will be received in full at the conclusion of the escrow period. The amount of escrow proceeds that will be received will depend on whether any indemnification obligations arise under the asset purchase agreement and the receivable will be monitored for potential impairment. The Company recorded a loss on sale of $945,166 during the second quarter of 2023. The presentation of discontinued operations with respect to this transaction has been retrospectively applied to all prior periods presented.

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	June 30, 2023	December 31, 2022
Trade accounts receivable	$—	$752,420
Inventories	—	145,808
Other current assets	—	255,871
Total current assets	$—	$1,154,099

Property, plant, and equipment	$—	$69,270
Right of use asset	—	46,025
Intangible assets	—	2,110,550
Goodwill	—	45,688
Total noncurrent assets	$—	$2,271,533

Total assets held for sale	$—	$3,425,632

Accounts payable	$—	$381,992
Accrued compensation and benefits	—	184,585
Operating lease liability	—	50,170
Other accrued liabilities	—	10,727
Deferred revenue	—	533,685
Total current liabilities	$—	$1,161,159

Deferred revenue	$—	$250,875
Total noncurrent liabilities	$—	$250,875

Total liabilities held for sale	$—	$1,412,034

The financial results of the discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales	$1,662,629	$1,672,183	$3,414,810	$1,759,115
Cost of sales	1,199,646	1,298,364	2,444,014	1,355,872
Selling, general and administrative expenses	430,509	417,032	879,214	440,554
Amortization expense	—	162,787	—	162,787
Transaction costs	—	45,119	14,426	45,119
Restructuring expenses	56,717	—	56,717	—
Loss on sale of assets	1,190,002	—	1,190,002	—
Operating loss before income taxes	(1,214,245)	(251,119)	(1,169,563)	(245,217)
Income tax expense	2,689	—	2,689	—
Loss from discontinued operations	$(1,216,934)	$(251,119)	$(1,172,252)	$(245,217)

During the three and six months ended June 30, 2023, the Company recorded $56,717 in expected restructuring expenses, which consisted of severance and related benefits costs. The Company had not made any related payments as of June 30, 2023 and therefore had a restructuring accrual of $56,517 at June 30, 2023 recorded in accrued compensation and benefits, which is expected to be paid during the remainder of 2023.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2023 and 2022 by reporting unit are as follows.

	HEC	SUNation	Total
January 1, 2022	$—	$—	$—
Acquisition	9,829,212	—	9,829,212
June 30, 2022	9,829,212	—	9,829,212

January 1, 2023	$9,829,212	$10,716,638	$20,545,850
Acquisition	—	—	—
June 30, 2023	$9,829,212	$10,716,638	$20,545,850

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	—	—	—
Balance at June 30, 2023	$9,829,212	$10,716,638	$20,545,850

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		June 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(5,974,469)	$16,213,413
Developed technology	4 years	2,400,000	(750,000)	1,650,000
Backlog	1 year	600,000	(400,000)	200,000
		$25,187,882	$(7,124,469)	$18,063,413

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(4,141,072)	$18,046,810
Developed technology	4 years	2,400,000	(450,000)	1,950,000
Backlog	1 year	600,000	(50,000)	550,000
		$25,187,882	$(4,641,072)	$20,546,810

Amortization expense on these identifiable intangible assets was $1,216,699 and $863,433 during the three months ended June 30, 2023 and 2022, respectively and $2,483,397 and $1,220,896 during the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q3-Q4 2023	$2,964,455
2024	2,837,500
2025	2,837,500
2026	2,237,500
2027	2,237,500
Thereafter	4,948,958

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan Payable

Pineapple Energy has a loan in an original amount of $7,500,000 payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind (“PIK”) and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

On May 31, 2023, the Term Loan Agreement was further amended (the “Second Amendment”), primarily for the purpose of obtaining consent for the senior financing from Decathlon Specialty Finance, LLC (the “Decathlon Financing”), the proceeds of which were partially applied to repay $1,500,000 of the principal amount of the Hercules Term Loan. At the time of the Second Amendment and prior to the repayment, the aggregate remaining balance of the Term Loan, including principal and interest, was $3,375,742. The Second Amendment also extended the maturity date of the Term Loan to June 2, 2027 and set the interest rate at ten percent (10.0%) payable monthly and removing the PIK interest. The aggregate remaining principal balance of $1,875,742 along with interest is payable in equal monthly installments of principal and interest beginning on July 3, 2023 and continuing on the first business day of each month thereafter. The Second Amendment represented a modification under ASC 470-50 as the original loan agreement and the amended agreement are not substantially different.

At June 30, 2023 and December 31, 2022, the combined loan and accrued interest balance was $341,326 and $1,428,685, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $221,983 and $131,553 for three months ended June 30, 2023 and 2022, respectively and $412,641 and $467,959 for the six months ended June 30, 2023 and 2022, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

Interest expense was $0 and $13,977 for the six months ended June 30, 2023 and 2022, respectively. There was no interest expense during the three months ended June 30, 2023 and 2022.

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

SUNation Short-Term and Long-Term Notes

As discussed in Note 3, Business Combinations, the Company entered into Short-Term and Long-Term Notes in connection with the SUNation Acquisition on November 9, 2022. The $5,000,000 Short-Term Note was secured by a pledge by the Company and Merger Sub of the equity of SUNation purchased under the Transaction Agreement and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note was paid in full. On June 1, 2023 the Company used funds from the Decathlon Financing to repay the Short-Term Note in full. The repayment of Short-Term Note has been recorded as a debt extinguishment as the Company is relieved of its obligation under the Short-Term Note and the related pledge by the Company of the equity of SUNation to secure the repayment of the Short-Term Note has been terminated. Since the Short-Term Note was with a related party, the Company recorded a capital contribution of $36,291 based on the difference between the carrying amount and reacquisition price of the Short-Term Note.

The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

The balance of Long-Term Note recorded at June 30, 2023 and December 31, 2022 was $5,190,646 and $4,917,879, respectively. Interest and accretion expense related to the notes totaled $220,072 and $470,419 for the three and six months ended June 30, 2023, respectively.

Decathlon Fixed Loan

On June 1, 2023, the Company entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Specialty Finance, LLC (“Decathlon”). The Loan Agreement provides for a loan facility for the Company in the maximum amount of $7.5 million with a maturity date of June 1, 2027 (the “Decathlon Fixed Loan”), with the full amount being advanced to the Company upon execution of the Loan Agreement. The Decathlon Fixed Loan contains customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The advances are secured by all present and hereafter acquired property of the Company.

The Decathlon Fixed Loan is repayable in fixed monthly payments, which generally aggregate to $960,000 payable in the remainder of 2023, $2,220,000 payable in 2024, $2,580,000 payable in 2025, $2,760,000 payable in 2026 and $3,480,000 payable in 2027 to the maturity date. All outstanding advances and interest under the Loan Agreement are due at maturity on June 1, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest accrues on the amounts advanced pursuant to the Loan Agreement at such rate as is necessary to generate an amount equal to the Minimum Interest, which is defined in the Loan Agreement as the following multiple of the advanced amount depending on the period during which all amounts due under the Loan Agreement are paid: (i) 0.25 times if on or before 12 months after the Effective Date; (ii) 0.35 times if after 12 months and on or before 24 months after the Effective Date; (iii) 0.50 times if after 24 months and on or before 36 months after the Effective Date; and 0.60 times if after 36 months after the Effective Date. The Company may at its option prepay the advance(s) and accrued but unpaid interest from time to time without penalty or premium (other than payment of the Minimum Interest).

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan. At June 30, 2023, the combined loan and accrued interest balance was $7,618,530 and unamortized debt issuance costs balance was $338,897. The Company recorded interest expense of $127,698 for the three and six months ended June 30, 2023.

Equipment Loans

The Company acquired various equipment loan agreements through its SUNation Acquisition. These loans are secured by machinery and equipment and expire at various dates through February 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at June 30, 2023 and December 31, 2022 was $324,454 and $168,184, respectively. Interest expense was $5,036 and $5,653 for the three and six months ended June 30, 2023, respectively.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at June 30, 2023 and December 31, 2022 was $1,776,992 and $1,887,616, respectively. Interest expense was $14,631 and $29,968 for the three and six months ended June 30, 2023, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of June 30, 2023 and December 31, 2022 of $62,935 and $116,710, respectively.

Related party payables

As part of the SUNation Acquisition, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during the six months ended June 30, 2023, leaving no remaining balance as of June 30, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company.

NOTE 11 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following an amendment approved on December 7, 2022, the 2022 Plan authorizes the issuance of up to 1,250,000 shares of common stock. At June 30, 2023, 37,500 shares had been issued under the 2022 Plan, 803,411 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 409,089 shares were available for grant under future awards.

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

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the six months ended June 30, 2023:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding – December 31, 2022	687,712	$2.58
Granted	396,786	1.41
Issued	(37,500)	2.00
Forfeited	(26,763)	2.00
Outstanding – June 30, 2023	1,020,235	2.16

Compensation Expense

Share-based compensation expense recognized for the three and six months ended June 30, 2023 was $300,537 and $612,982, respectively. There was no share-based compensation expense for the three or six months ended June 30, 2022. Unrecognized compensation expense related to outstanding RSUs was $1,355,360 at June 30, 2023 and is expected to be recognized over a weighted-average period of 2.3 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2023, 115,005 shares remained available for purchase under the ESPP. The first plan phase commenced on January 1, 2023 and 84,995 shares were purchased on June 30, 2023.

NOTE 12 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of June 30, 2023, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and no dividend preference over common stock.

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

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of June 30, 2023, there were 3,000,000 shares of Convertible Preferred Stock authorized and 28,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to June 30, 2023 and all 2,352,936 PIPE Warrants remained outstanding as of June 30, 2023.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of June 30, 2023 and 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of June 30, 2023 and 2022. In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

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

The Company’s effective income tax rate from continuing operations was (0.1%) for the six months ended June 30, 2023. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2022 was 0% and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are summarized below.

	June 30, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$2,379,538	$—	$—	$2,379,538
Subtotal	2,379,538	—	—	2,379,538

Short-term investments:
Corporate notes/bonds	—	1,352,878	—	1,352,878
Subtotal	—	1,352,878	—	1,352,878

Liabilities:
Contingent value rights	—	—	(6,010,520)	(6,010,520)
Earnout consideration	—	—	(3,080,000)	(3,080,000)
Subtotal	—	—	(9,090,520)	(9,090,520)

Total	$2,379,538	$1,352,878	$(9,090,520)	$(5,358,104)

	December 31, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$978,462	$—	$—	$978,462
Subtotal	978,462	—	—	978,462

Short-term investments:
Corporate notes/bonds	—	2,666,766	—	2,666,766
Subtotal	—	2,666,766	—	2,666,766

Current Liabilities:
Contingent value rights	—	—	(7,402,714)	(7,402,714)
Earnout consideration	—	—	(2,150,000)	(2,150,000)
Subtotal	—	—	(9,552,714)	(9,552,714)

Total	$978,462	$2,666,766	$(9,552,714)	$(5,907,486)

The estimated fair value of the CVRs as of June 30, 2023 and December 31, 2022 was $6,010,520 and $7,402,714, respectively, as noted above. The Company recorded a net $1,392,195 gain on the fair value remeasurement of the CVRs during the six months ended June 30, 2023 related to the loss on the sale of the JDL and Ecessa assets offset with a $250,000 gain on an earnout payment realized in the first quarter of 2023 related to legacy CSI’s sale of its Electronics and Software segment in 2021.

The estimated fair value of all earnout consideration as of June 30, 2023 and December 31, 2022 was $3,080,000 and $2,150,000, respectively, all attributed to the earnout consideration related to the SUNation Acquisition. As noted in Note 3, Business Combinations, the Company recorded a liability for earnout shares to holders of certain pre-merger Pineapple Energy shareholders in the amount of $4,684,000 and $2,150,000 in earnout consideration related to the SUNation Acquisition in the respective opening balance sheets. As described in Note 3, Business Combinations, the estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $4,684,000 during the year ended December 31, 2022 related to the remeasurement of the value of the liability for the earnout shares and a remeasurement loss of $930,000 related to the remeasurement of the value of the liability for SUNation Acquisition earnout consideration during the first six months of 2023.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2023.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of June 30, 2023 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $5.6 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to make the first earnout payment in the second quarter of 2024 under the SUNation Transaction Agreement, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

•we may have difficulty integrating the businesses from the SUNation transaction with our existing operations or otherwise obtaining the strategic benefits of the acquisition;

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

In addition, the Company sold substantially all of the remaining assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses on June 30, 2023. Because the Company was working to divest such assets pursuant to the merger agreement, it previously met the criteria to report the operations of these businesses as discontinued operations. As a result, unless otherwise noted, all information in this Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI (excluding the discontinued operations of JDL & Ecessa), Pineapple Energy, HEC and E-Gear following the Closing on March 28, 2022 and the results of SUNation following the closing on its acquisition on November 9, 2022.

Consolidated sales were $19,836,291 in the second quarter of 2023 and $4,218,453 in the second quarter of 2022. The significant increase in revenue was primarily related to the SUNation acquisition that occurred in the fourth quarter of 2022 and contributed $13.3 million of the $15.6 million increase in the second quarter of 2023. The additional increase was due to an increase in residential contract revenue in Hawaii. Sales in the second quarter of 2023 and 2022 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2023	2022
Residential contracts	$14,993,596	$4,157,965
Commercial contracts	3,760,263	36,547
Service revenue	1,023,049	—
Software revenue	51,480	—
Other	7,903	23,941
	$19,836,291	$4,218,453

Consolidated gross profit increased to $7,136,934 in the second quarter of 2023 as compared to gross profit of $902,443 in the second quarter of 2022, primarily due to the increase in revenue from the SUNation acquisition and gross margin improvement. Gross margin increased to 36% in the second quarter of 2023 compared to 21% in the second quarter of 2022 due to the SUNation acquisition, the normalization of the supply chain and a decrease in product costs.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration increased to $8,552,254 in the second quarter of 2023 as compared to $3,848,226 in the second quarter of 2022. Consolidated selling, general and administrative expenses increased to $7,230,555 in the second quarter of 2023 from $2,816,516 in the second quarter of 2022, due primarily to a $4.4 million increase in selling, general and administrative costs associated with the SUNation business. Amortization expense increased by $353,266 to $1,216,699 in the second quarter of 2023 as compared to the same period of the prior year due to additional intangible assets acquired through the SUNation acquisition. Transaction costs decreased by $168,277 in the second quarter of 2023 as compared to the same period of the prior year, due to limited activity in the second quarter of 2023. There was also a $105,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in the second quarter of 2023.

Consolidated other income decreased $3,560,938 to $1,078,616 in the second quarter of 2023 as compared to $4,639,554 in the second quarter of 2022. The decrease was primarily related to a $4,671,000 gain on the fair value remeasurement of the merger earnout consideration and a $1,214,560 gain on sale of assets in the second quarter of 2022 that did not recur in the 2023 period, and a $463,986 increase in interest and accretion expense, partially offset by a $2,856,755 increase in fair value remeasurement gain on the contingent value rights (“CVRs”).

Consolidated operating loss from continuing operations in the second quarter of 2023 was $1,415,320 as compared to $2,945,783 in the second quarter of 2022. Net loss from continuing operations in the second quarter of 2023 was $333,810, or $(0.03) per diluted share, compared to net income of $1,693,771, or $0.17 per diluted share, in the second quarter of 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Consolidated sales were $41,901,716 in the first six months of 2023 and $4,450,321 in the first six months of 2022. As Pineapple Energy had limited revenue in the first quarter of the prior year, the increase in sales was due to the merger, the HEC Asset Acquisition and the acquisition of SUNation during 2022. Sales in the first six months of 2023 and 2022 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2023	2022
Residential contracts	$33,335,330	$4,379,402
Commercial contracts	6,588,042	36,547
Service revenue	1,665,370	—
Software revenue	301,480	—
Other	11,494	34,372

$41,901,716	$4,450,321

Consolidated gross profit increased to $15,143,250 in the first six months of 2023 as compared to gross profit of $968,151 in the first six months of 2022 due to the increase in revenue through acquisitions. Gross margin increased to 36% in the first six months of 2023 compared to 22% in the first six months of 2022 due to the SUNation acquisition, normalization of the supply chain and a decrease in product costs.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration increased to $18,708,095 in the first six months of 2023 as compared to $5,447,944 in the first six months of 2022. Consolidated selling, general and administrative expenses increased to $15,292,678 in the first six months of 2023 from $3,090,266 in the first six months of 2022, due primarily to a $10.7 million increase in selling, general and administrative costs associated with the acquired businesses. Amortization expense increased by $1,262,501 to $2,483,397 in the first six months of 2023 as compared to the same period of the prior year due to additional intangible assets acquired through the acquired businesses. Transaction costs decreased by $1,134,762 in the first six months of 2023 as compared to the same period of the prior year, due to the consummation of the merger and HEC Asset Acquisition in the first quarter of 2022 and limited activity in the first six months of 2023. There was also a $930,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in the first six months of 2023.

Consolidated other income decreased $3,649,826 to $634,202 in the first six months of 2023 as compared to $4,284,028 in the first six months of 2022. The decrease was related to a $4,671,000 gain on the fair value remeasurement of the merger earnout consideration in the first six months of 2022, a $970,289 decrease in the gain on sale of assets in the first six months of 2023 compared to the same period of 2022 and a $571,822 increase in interest and accretion expense, partially offset by a $2,606,755 increase in fair value remeasurement gain on the CVRs.

Consolidated operating loss from continuing operations in the first six months of 2023 was $3,564,845 as compared to $4,479,793 in the first six months of 2022. Net loss from continuing operations in the first six months of 2023 was $2,933,481, or $(0.29) per diluted share, compared to $195,765, or $(0.04) per diluted share, in the first six months of 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $8,041,343 in cash, restricted cash and cash equivalents, and liquid investments. Of this amount, $2,379,538 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $1,352,878 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at June 30, 2023.

Of the amounts of cash, restricted cash, cash equivalents and investments on the balance sheet at June 30, 2023, $5,599,373 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $(2,495,570) at June 30, 2023, consisting of current assets of $20,896,196 and current liabilities of $23,391,766 compared to working capital of $27,366 at December 31, 2022 consisting of current assets of $25,961,524 and current liabilities of $25,934,158.

Cash flow used in operating activities was $1,660,982 in the first six months of 2023 as compared to $7,504,324 in the same period of 2022. Significant working capital changes in the six months ended June 30, 2023 included a decrease in other assets of $2,689,799, a decrease in other accrued liabilities of $3,201,736, and a decrease in customer deposits of $1,615,514. $1,584,541 of the decrease in other assets and $2,181,761 of the decrease in other accrued liabilities is related to the receipt and payment out of the employee retention credit receivable and other related party payables. Other accrued liabilities also decreased by approximately $1.0 million due to a decrease in billings in excess of costs and estimated earnings as commercial projects were completed during the first half of the year.

Net cash provided by investing activities was $2,301,591 in the first six months of 2023 compared to net cash used in investing activities of $2,415,631 in the same period of 2022. Net cash provided in the 2023 period was the result of proceeds from the sale of investments and proceeds from the sale of the JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures. Net cash used in the 2022 period was primarily related to $10,244,916 in net cash paid for the HEC Asset Acquisition and the merger, partially offset by $6,281,415 in proceeds from the sale of assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash provided by financing activities was $791,378 in the first six months of 2023 compared to $24,950,630 in the same period of 2022. Net cash provided by financing activities in the first six months of 2023 was due to $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”), partially offset by $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan, as discussed further in Note 9, Commitments and Contingencies. In the first six months of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,370 in related issuance costs. The Company also paid $4,500,000 in principal against the Hercules term loan in the first six months of 2022, as discussed further in Note 9, Commitments and Contingencies.

In connection with the SUNation Acquisition, on November 9, 2022, the Company issued a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note was secured as described below and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Short-Term Note was paid in full in conjunction with the Decathlon loan. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.5 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty.

As discussed above and in Note 3, Business Combinations and Note 9, Commitments and Contingencies, on November 9, 2022, the Company, in connection with the SUNation Acquisition, paid $2.39 million in cash and entered into the Short-Term Note and the Long-Term Note.

Based on the Company’s current financial position, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first SUNation earnout payment in the second quarter of 2024, a factor which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of June 30, 2023 was estimated at $6,010,520 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto and Decathlon Specialty Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2023)

10.2**

Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2023)

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

*  Certain schedules and similar attachments have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. In addition, certain confidential information contained in this exhibit has been redacted pursuant to Item 601(b)(10)(iv) because it is not material and the Company customarily and actually treats that information as private or confidential.

**  Certain schedules and similar attachments have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: August 14, 2023		Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: August 14, 2023		Chief Financial Officer