Form 10-Q
period 2023-09-30
Pineapple Energy Inc.
filed 2023-11-13
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 10, 2023	10,201,757

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30	December 31
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$3,417,649	$2,187,540
Restricted cash and cash equivalents	2,175,753	3,068,938
Investments	—	2,666,766
Trade accounts receivable, less allowance for
credit losses of $177,662 and $108,636, respectively	5,743,630	5,564,532
Inventories, net	4,626,764	6,054,493
Prepaid income taxes	27,431	—
Employee retention credit	—	1,584,541
Related party receivables	50,479	116,710
Prepaid expenses	1,720,937	2,152,058
Costs and estimated earnings in excess of billings	369,881	777,485
Other current assets	790,275	634,362
Current assets held for sale	—	1,154,099
TOTAL CURRENT ASSETS	18,922,799	25,961,524
PROPERTY, PLANT AND EQUIPMENT, net	1,565,722	1,190,932
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	4,622,387	4,166,838
Intangible assets, net	16,846,714	20,546,810
Other assets, net	12,000	12,000
Non-current assets held for sale	—	2,271,533
TOTAL OTHER ASSETS	42,026,951	47,543,031
TOTAL ASSETS	$62,515,472	$74,695,487
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,083,759	$7,594,181
Accrued compensation and benefits	944,196	859,774
Operating lease liability	384,581	220,763
Accrued warranty	300,000	276,791
Other accrued liabilities	937,608	961,986
Related party payables	—	2,181,761
Income taxes payable	—	1,650
Refundable customer deposits	3,363,901	4,285,129
Billings in excess of costs and estimated earnings	1,750,256	2,705,409
Contingent value rights	3,213,765	—
Earnout consideration	2,370,000	—
Current portion of loans payable	1,461,228	346,290
Current portion of loans payable - related party	360,723	5,339,265
Current liabilities held for sale	—	1,161,159
TOTAL CURRENT LIABILITIES	22,170,017	25,934,158
LONG-TERM LIABILITIES:
Loans payable and related interest	8,264,318	3,138,194
Loans payable and related interest - related party	4,984,458	4,635,914
Operating lease liability	4,295,406	3,961,340
Earnout consideration	940,000	2,150,000
Contingent value rights	—	7,402,714
Long term liabilities held for sale	—	250,875

TOTAL LONG-TERM LIABILITIES	18,484,182	21,539,037
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 28,000 shares issued and outstanding	28,000	28,000
Common stock, par value $0.05 per share; 75,000,000 shares authorized;
10,182,723 and 9,915,586 shares issued and outstanding, respectively	509,136	495,779
Additional paid-in capital	46,773,844	45,798,069
Accumulated deficit	(25,449,707)	(19,089,134)
Accumulated other comprehensive loss	—	(10,422)
TOTAL STOCKHOLDERS' EQUITY	21,861,273	27,222,292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,515,472	$74,695,487

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales	$18,288,697	$5,888,162	$60,190,413	$10,338,483
Cost of sales	11,256,239	4,483,989	38,014,705	7,966,159
Gross profit	7,032,458	1,404,173	22,175,708	2,372,324
Operating expenses:
Selling, general and administrative expenses	7,150,110	2,702,005	22,442,788	5,792,270
Amortization expense	1,216,698	863,574	3,700,095	2,084,470
Transaction costs	—	262,365	2,020	1,399,147
Fair value remeasurement of SUNation earnout consideration	230,000	—	1,160,000	—
Total operating expenses	8,596,808	3,827,944	27,304,903	9,275,887
Operating loss	(1,564,350)	(2,423,771)	(5,129,195)	(6,903,563)
Other (expense) income:
Investment and other income	88,163	8,215	143,452	106,974
Gain on sale of assets	192,845	14,573	437,116	1,229,133
Fair value remeasurement of merger earnout consideration	—	13,000	—	4,684,000
Fair value remeasurement of contingent value rights	(239,922)	—	1,152,273	(1,214,560)
Interest and other expense	(810,023)	(154,805)	(1,867,576)	(640,536)
Other (expense) income, net	(768,937)	(119,017)	(134,735)	4,165,011
Net loss before income taxes	(2,333,287)	(2,542,788)	(5,263,930)	(2,738,552)
Income tax benefit	(4,234)	—	(1,396)	—
Net loss from continuing operations	(2,329,053)	(2,542,788)	(5,262,534)	(2,738,552)
Net (loss) income from discontinued operations, net of tax	(33,983)	22,792	(1,206,235)	(222,426)
Net loss	(2,363,036)	(2,519,996)	(6,468,769)	(2,960,978)

Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(34,108)	38	10,422	(32,760)
Total other comprehensive gain (loss)	(34,108)	38	10,422	(32,760)
Comprehensive loss	$(2,397,144)	$(2,519,958)	$(6,458,347)	$(2,993,738)

Basic net loss per share:
Continuing operations	$(0.23)	$(0.34)	$(0.53)	$(0.45)
Discontinued operations	(0.01)	—	(0.12)	(0.04)
	$(0.24)	$(0.34)	$(0.65)	$(0.49)

Diluted net loss per share:
Continuing operations	$(0.23)	(0.34)	(0.53)	(0.45)
Discontinued operations	(0.01)	—	(0.12)	(0.04)
	$(0.24)	$(0.34)	$(0.65)	$(0.49)

Weighted Average Basic Shares Outstanding	10,050,015	7,435,586	9,973,311	6,049,611
Weighted Average Dilutive Shares Outstanding	10,050,015	7,435,586	9,973,311	6,049,611

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2023

							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2022	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	(6,468,769)	—	(6,468,769)
Issuance of common stock under
Employee Stock Purchase Plan	—	—	84,995	4,250	121,148	—	—	125,398
Issuance of common stock under
Equity Incentive Plan	—	—	212,057	10,603	(10,603)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	966,825	—	—	966,825
Other share retirements	—	—	(29,915)	(1,496)	(137,886)	108,196	—	(31,186)
Other comprehensive income	—	—	—	—	—	—	10,422	10,422
BALANCE AT SEPTEMBER 30, 2023	28,000	$28,000	10,182,723	$509,136	$46,773,844	$(25,449,707)	$—	$21,861,273

For the Three Months Ended September 30, 2023
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT JUNE 30, 2023	28,000	$28,000	10,033,831	$501,692	$46,546,917	$(23,181,248)	$34,108	$23,929,469
Net loss	—	—	—	—	—	(2,363,036)	—	(2,363,036)
Issuance of common stock under
Equity Incentive Plan	—	—	174,557	8,728	(8,728)	—	—	—
Share based compensation	—	—	—	—	353,843	—	—	353,843
Other share retirements	—	—	(25,665)	(1,284)	(118,188)	94,577	—	(24,895)
Other comprehensive loss	—	—	—	—	—	—	(34,108)	(34,108)
BALANCE AT SEPTEMBER 30, 2023	28,000	$28,000	10,182,723	$509,136	$46,773,844	$(25,449,707)	$—	$21,861,273
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Nine Months Ended September 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)
Net loss	—	—	—	—	—	(2,960,978)	—	(2,960,978)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC asset acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Share based compensation	—	—	—	—	23,498	—	—	23,498
Other comprehensive loss	—	—	—	—	—	—	(32,760)	(32,760)
BALANCE AT SEPTEMBER 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,562,362	$(11,697,872)	$(32,760)	$30,235,509

For the Three Months Ended September 30, 2022
							Accumulated
	Series A				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT JUNE 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,538,864	$(9,177,876)	$(32,798)	$32,731,969
Net loss	—	—	—	—	—	(2,519,996)	—	(2,519,996)
Share based compensation	—	—	—	—	23,498	—	—	23,498
Other comprehensive income	—	—	—	—	—	—	38	38
BALANCE AT SEPTEMBER 30, 2022	32,000	$32,000	7,435,586	$371,779	$41,562,362	$(11,697,872)	$(32,760)	$30,235,509
The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,468,769)	$(2,960,978)
Net loss from discontinued operations, net of tax	(1,206,235)	(222,426)
Net loss from continuing operations	(5,262,534)	(2,738,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,002,939	2,187,044
Share based compensation	966,825	23,498
Fair value remeasurement of earnout consideration	1,160,000	(4,684,000)
Fair value remeasurement of contingent value rights	(1,152,273)	1,214,560
Gain on sale of assets	(437,116)	(1,229,133)
Interest and accretion expense	1,867,576	534,748
Changes in assets and liabilities:
Trade accounts receivable	(112,868)	(1,237,923)
Inventories	1,427,729	(104,211)
Prepaid income taxes	(29,081)	(11,297)
Other assets, net	2,198,423	54,692
Accounts payable	(510,422)	(3,126,910)
Accrued compensation and benefits	84,421	(803,948)
Customer deposits	(921,228)	4,462,156
Other accrued liabilities	(3,095,746)	25,887
Accrued interest	(716,188)	(972,641)
Net cash used in operating activities	(529,543)	(6,406,030)
Net cash (used in) provided by operating activities - discontinued operations	(295,571)	64,858
Net cash used in operating activities	(825,114)	(6,341,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(614,435)	(106,667)
Acquisition of business, net of cash acquired	—	(10,199,835)
Proceeds from the sale of property, plant and equipment held for sale	450	6,297,115
Proceeds from the sale of investments	2,869,584	218,301
Proceeds from earnout consideration on sale of assets	250,000	1,500,000
Net cash provided by (used in) investing activities	2,505,599	(2,291,086)
Net cash provided by (used in) investing activities - discontinued operations	1,102,935	(9,640)
Net cash provided by (used in) investing activities	3,608,534	(2,300,726)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against working capital note payable	—	150,000
Borrowings of loans payable	7,814,844	—
Payments against loan payable principal	(6,970,811)	(4,500,000)
Payments related to debt issuance costs	(348,065)	—
Payments related to equity issuance costs	—	(2,699,370)
Proceeds from the issuance of preferred stock upon closing of private placement	—	32,000,000
Payments for contingent value rights distributions	(3,036,676)	(8,745,628)
Proceeds from issuance of common stock, net of shares withheld	125,398	—
Purchase of common stock	(31,186)	—
Net cash (used in) provided by financing activities	(2,446,496)	16,205,002
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	336,924	7,563,104
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,256,478	18,966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,593,402	$7,582,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$28,672	$11,297
Interest paid	688,954	1,070,853
NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on extinguishment of related party debt	36,291	—
Issuance of common stock for conversion of related party payables	—	2,350,000
Issuance of common stock for conversion of working capital note payable	—	500,000
Issuance of common stock for the acquisition of HEC and E-Gear	—	12,781,234
Effect of reverse capitalization	—	1,594,779
Contingent consideration related to merger transaction	—	(4,684,000)
Operating right of use assets obtained in exchange for lease obligations	753,972	127,902

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

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of the term loan payable and related assets at the date of acquisition, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The $2.2 million of restricted cash and cash equivalents on the balance sheet as of September 30, 2023 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. All investments have either converted to cash and cash equivalents or been distributed to the CVR holders as of September 30, 2023.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker is the chief executive officer and chief financial officer. Based on the financial information presented to and reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance, we have determined we have two operating segments, but meet the aggregation criteria in order to aggregate into one reportable segment.

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares and warrants, which resulted in no dilutive effect for the three and nine months ended September 30, 2023, and the three and nine months ended September 30, 2022. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both September 30, 2023 and 2022. Warrants totaling 5,176,471 and 2,353,936 would have been excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This ASU is intended to provide financial statement users with more decision-useful information about expected credit losses and is effective for annual periods and interim periods for those annual periods beginning after December 15, 2022, which for us was the first quarter ended March 31, 2023. We adopted this ASU in the first quarter of 2023 without a material impact on the Company’s condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”). The standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company adopted this ASU during the second quarter of 2022 and has incorporated this guidance in its evaluation of the accounting for the merger and the HEC Asset Acquisition.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in 2023.

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

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the 24-month period following the closing of the merger. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. The Company sold substantially all of the remaining legacy assets of the Company’s legacy CSI subsidiaries, JDL and Ecessa, on June 30, 2023. The JDL and Ecessa assets were classified as held for sale as of December 31, 2022, and the results of these businesses in the nine months ended September 30, 2023 and 2022 are included within discontinued operations. See Note 7, Discontinued Operations. During the third quarter of 2023, the Company distributed an additional $1.25 per CVR, or $3,036,676 in total.

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

The condensed consolidated financial statements include results of operations of CSI following the consummation of the merger for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue from discontinued operations	$—	$1,820,900	$3,414,810	$3,580,015
Net (loss) income from discontinued operations	(33,983)	22,792	(1,206,235)	(222,426)

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

The condensed consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue	$6,247,011	$5,873,706	$17,902,225	$10,289,655
Net income (loss)	121,318	(302,857)	390,732	(816,180)

SUNation Acquisition

On November 9, 2022, the Company completed the SUNation Acquisition as contemplated under the Transaction Agreement. This acquisition was a further expansion in the residential and commercial solar markets and fits into the Company’s overall acquisition growth plan as it looks to expand further through the acquisition of regional residential solar companies and energy technology solution providers. The Company acquired the equity of SUNation from Sellers for an aggregate purchase price of $18,440,533, comprised of (a) $2,390,000 in cash consideration paid at closing, (b) the issuance at closing of a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”), (c) the issuance at closing of a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”), with a fair value of

$4,830,533 at the acquisition date, (d) the issuance at closing of an aggregate of 1,480,000 shares (the “Shares”) of Company common stock pursuant to the Plan of Merger, with a fair value of $4,070,000 at the acquisition date and (e) potential earn-out payments of up to $5,000,000 based on the percentage of year-over-year EBITDA growth of the SUNation in 2023 and 2024, as set forth in the Transaction Agreement, with a fair value of $2,150,000 at the acquisition date. The Company utilized a Monte Carlo simulation to determine the fair value of the earnout liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of September 30, 2023, the fair value of the earnout liability was $3,310,000, of which $2,370,000 is expected to be paid within the next twelve months. See further discussion regarding the Short-Term Note and Long-Term Note within Note 9, Commitments and Contingencies.

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

The condensed consolidated financial statements include results of operations of SUNation following the consummation of the SUNation Acquisition for the three and nine months ended September 30, 2023, which included $12,041,686 and $42,276,694 of revenue, respectively, and net income of $239,875 and $1,540,954, respectively.

Transaction costs related to the merger, HEC Asset Acquisition and the SUNation Acquisition totaled $2,020 and $1,399,147 during the nine months ended September 30, 2023 and 2022, respectively. Transaction costs related to the merger, HEC Asset Acquisition and the SUNation Acquisition totaled $0 and $262,365 during the three months ended September 30, 2023 and 2022, respectively. Transaction costs were recorded in operating expenses within the condensed consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger, the HEC Asset Acquisition and the SUNation Acquisition as of January 1, 2022. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $303,125 and excludes transaction costs totaling $0 and $292,174 for the three months ended September 30, 2023 and 2022, respectively. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $1,538,378 and excludes transaction costs totaling $2,020 and $3,204,118 for the nine months ended September 30, 2023 and 2022, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net revenue	$18,288,697	$20,289,487	$60,190,413	$50,209,437
Net loss	(2,329,053)	(217,898)	(5,260,515)	(1,363,018)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2022.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the condensed consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of September 30, 2023 and December 31, 2022 the fair value of the Merger Earnout Shares was $0.

NOTE 4 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services. The following table presents how we disaggregated our revenues:

	Revenue by Type
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Residential contracts	$15,300,411	$5,800,813	$48,635,741	$10,180,214
Commercial contracts	2,201,888	72,894	8,789,930	109,441
Service revenue	764,063	—	2,429,433	—
Software revenue	22,335	—	323,815	—
Other	—	14,455	11,494	48,828
	$18,288,697	$5,888,162	$60,190,413	$10,338,483

NOTE 5 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Billings to date	$1,901,527	$4,208,409

Costs incurred on uncompleted contracts	78,327	1,122,453
Estimated earnings	72,944	380,547
Cost plus estimated earnings	151,271	1,503,000

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,750,256	$2,705,409

Costs and estimated earnings in excess of billings as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Costs incurred on uncompleted contracts	$1,953,127	$931,801
Estimated earnings	1,772,486	513,648
	3,725,613	1,445,449
Billings to date	3,355,732	667,964
Costs and estimated earnings in excess of billings on uncompleted contracts	$369,881	$777,485

NOTE 6 – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as restricted cash and cash equivalents or short- and long-term investments as of September 30, 2023 and December 31, 2022.

September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$1,777,737	$—	$—	$1,777,737	$1,777,737	$—	$—
Total	$1,777,737	$—	$—	$1,777,737	$1,777,737	$—	$—

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market Funds	$978,462	$—	$—	$978,462	$978,462	$—	$—
Subtotal	978,462	—	—	978,462	978,462	—	—

Investments:
Corporate Notes/Bonds	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—
Subtotal	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—

Total	$3,694,069	$—	$(48,841)	$3,645,228	$978,462	$2,666,766	$—

The Company recognized $38,419 and $0 in gross realized gains during the three and nine months ended September 30, 2023 or 2022, respectively.

NOTE 7– DISCONTINUED OPERATIONS

On June 30, 2023, the Company sold substantially all of the assets of its legacy non-core subsidiaries, JDL and Ecessa, to TheIPGuys.net LLC doing business as OneNet Global for total net proceeds of $1,231,616. The Company received net initial proceeds of $1,106,616, consisting of $1,175,000 in initial consideration less $68,384 in adjustments. An additional $125,000 in consideration is being held in escrow until July 1, 2024 for potential indemnification claims that may arise under the asset purchase agreement. The amount in escrow represents a consideration receivable that is included in other current assets within the condensed consolidated balance sheet as it is currently considered to be probable that the amount will be received in full at the conclusion of the escrow period. The amount of escrow proceeds that will be received will depend on whether any indemnification obligations arise under the asset purchase agreement and the receivable will be monitored for potential impairment. The Company recorded a loss on sale of $1,190,002 during the second quarter of 2023. The presentation of discontinued operations with respect to this transaction has been retrospectively applied to all prior periods presented.

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	September 30, 2023	December 31, 2022
Trade accounts receivable	$—	$752,420
Inventories	—	145,808
Other current assets	—	255,871
Total current assets	$—	$1,154,099

Property, plant, and equipment	$—	$69,270
Right of use asset	—	46,025
Intangible assets	—	2,110,550
Goodwill	—	45,688
Total noncurrent assets	$—	$2,271,533

Total assets held for sale	$—	$3,425,632

Accounts payable	$—	$381,992
Accrued compensation and benefits	—	184,585
Operating lease liability	—	50,170
Other accrued liabilities	—	10,727
Deferred revenue	—	533,685
Total current liabilities	$—	$1,161,159

Deferred revenue	$—	$250,875
Total noncurrent liabilities	$—	$250,875

Total liabilities held for sale	$—	$1,412,034

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales	$—	$1,820,900	$3,414,810	$3,580,015
Cost of sales	—	1,211,331	2,444,014	2,567,203
Selling, general and administrative expenses	37,697	420,971	916,911	861,526
Amortization expense	—	162,788	—	325,575
Transaction costs	—	3,018	14,426	48,137
Restructuring expenses	—	—	56,717	—
Loss on sale of assets	—	—	1,190,002	—
Operating loss before income taxes	(37,697)	22,792	(1,207,260)	(222,426)
Income tax expense	(3,714)	—	(1,025)	—
Loss from discontinued operations	$(33,983)	$22,792	$(1,206,235)	$(222,426)

During the nine months ended September 30, 2023, the Company recorded $56,717 in expected restructuring expenses, which consisted of severance and related benefits costs. The Company made $36,213 in payments during the three months ended September 30, 2023 and had a restructuring accrual balance of $20,504 at September 30, 2023 recorded in accrued compensation and benefits, which is expected to be paid during the remainder of 2023.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 and 2022 by reporting unit are as follows.

	HEC	SUNation	Total
January 1, 2022	$—	$—	$—
Acquisition	9,829,212	—	9,829,212
September 30, 2022	9,829,212	—	9,829,212

January 1, 2023	$9,829,212	$10,716,638	$20,545,850
Acquisition	—	—	—
September 30, 2023	$9,829,212	$10,716,638	$20,545,850

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	—	—	—
Balance at September 30, 2023	$9,829,212	$10,716,638	$20,545,850

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(6,891,168)	$15,296,714
Developed technology	4 years	2,400,000	(900,000)	1,500,000
Backlog	1 year	600,000	(550,000)	50,000
		$25,187,882	$(8,341,168)	$16,846,714

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(4,141,072)	$18,046,810
Developed technology	4 years	2,400,000	(450,000)	1,950,000
Backlog	1 year	600,000	(50,000)	550,000
		$25,187,882	$(4,641,072)	$20,546,810

Amortization expense on these identifiable intangible assets was $1,216,698 and $863,574 during the three months ended September 30, 2023 and 2022, respectively, and $3,700,095 and $2,084,470 during the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q4 2023	$1,038,381
2024	2,837,500
2025	2,837,500
2026	2,387,500
2027	2,237,500
Thereafter	5,508,333

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

At September 30, 2023 and December 31, 2022, the combined loan and accrued interest balance was $426,580 and $1,428,685, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $227,975 and $151,025 for three months ended September 30, 2023 and 2022, respectively, and $640,616 and $618,983 for the nine months ended September 30, 2023 and 2022, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

Interest expense was $0 and $13,977 for the nine months ended September 30, 2023 and 2022, respectively. There was no interest expense during the three months ended September 30, 2023 and 2022.

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

The balance of Long-Term Note recorded at September 30, 2023 and December 31, 2022 was $5,345,181 and $4,917,879, respectively. Interest and accretion expense related to the notes totaled $154,535 and $624,954 for the three and nine months ended September 30, 2023, respectively.

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

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan. At September 30, 2023, the combined loan and accrued interest balance was $7,516,386 and the unamortized debt issuance costs balance was $309,671. The Company recorded interest expense of $407,082 and $534,780 for the three and nine months ended September 30, 2023, respectively.

Equipment Loans

The Company acquired various equipment loan agreements through its SUNation Acquisition. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at September 30, 2023 and December 31, 2022 was $375,302 and $168,184, respectively. Interest expense was $6,150 and $11,802 for the three and nine months ended September 30, 2023, respectively.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at September 30, 2023 and December 31, 2022 was $1,716,949 and $1,887,616, respectively. Interest expense was $14,276 and $44,243 for the three and nine months ended September 30, 2023, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of September 30, 2023 and December 31, 2022 of $50,479 and $116,710, respectively.

Related party payables

As part of the SUNation Acquisition, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during the nine months ended September 30, 2023, leaving no remaining balance as of September 30, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company.

NOTE 11 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following an amendment approved on December 7, 2022, the 2022 Plan authorizes the issuance of up to 1,250,000 shares of common stock. At September 30, 2023, 212,057 shares had been issued under the 2022 Plan, 628,854 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 409,089 shares were available for grant under future awards.

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

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the nine months ended September 30, 2023:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding – December 31, 2022	687,712	$2.58
Granted	396,786	1.41
Issued	(212,057)	2.00
Forfeited	(26,763)	2.00
Outstanding – September 30, 2023	845,678	2.19

Compensation Expense

Share-based compensation expense recognized for the three and nine months ended September 30, 2023 was $353,843 and $966,825, respectively. Share-based compensation expense for both the three and nine months ended September 30, 2022 was $23,498. Unrecognized compensation expense related to outstanding RSUs was $1,001,516 at September 30,

2023 and is expected to be recognized over a weighted-average period of 2.2 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2023, 115,005 shares remained available for purchase under the ESPP. The first plan phase commenced on January 1, 2023 and 84,995 shares were purchased on June 30, 2023.

NOTE 12 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of September 30, 2023, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have participation rights, no voting rights and no dividend preference over common stock.

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

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of September 30, 2023, there were 3,000,000 shares of Convertible Preferred Stock authorized and 28,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to September 30, 2023 and all 2,352,936 PIPE Warrants remained outstanding as of September 30, 2023.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the condensed consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates.  The Convertible Preferred Stock is reported as part of permanent equity in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of September 30, 2023 and 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of September 30, 2023 and 2022. In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively.

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

The Company’s effective income tax rate from continuing operations was (0.0%) for the nine months ended September 30, 2023. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the nine months ended September 30, 2022 was 0% and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are summarized below.

	September 30, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,777,737	$—	$—	$1,777,737
Subtotal	1,777,737	—	—	1,777,737

Liabilities:
Contingent value rights	—	—	(3,213,765)	(3,213,765)
Earnout consideration	—	—	(3,310,000)	(3,310,000)
Subtotal	—	—	(6,523,765)	(6,523,765)

Total	$1,777,737	$—	$(6,523,765)	$(4,746,028)

	December 31, 2022

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$978,462	$—	$—	$978,462
Subtotal	978,462	—	—	978,462

Short-term investments:
Corporate notes/bonds	—	2,666,766	—	2,666,766
Subtotal	—	2,666,766	—	2,666,766

Current Liabilities:
Contingent value rights	—	—	(7,402,714)	(7,402,714)
Earnout consideration	—	—	(2,150,000)	(2,150,000)
Subtotal	—	—	(9,552,714)	(9,552,714)

Total	$978,462	$2,666,766	$(9,552,714)	$(5,907,486)

The estimated fair value of the CVRs as of September 30, 2023 and December 31, 2022 was $3,213,765 and $7,402,714, respectively, as noted above. The Company recorded a net $1,152,273 gain on the fair value remeasurement of the CVRs during the nine months ended September 30, 2023 related to the loss on the sale of the JDL and Ecessa assets offset with a $250,000 gain on an earnout payment realized in the first quarter of 2023 related to legacy CSI’s sale of its Electronics and Software segment in 2021.

The estimated fair value of all earnout consideration as of September 30, 2023 and December 31, 2022 was $3,310,000 and $2,150,000, respectively, all attributed to the earnout consideration related to the SUNation Acquisition. As noted in Note 3, Business Combinations, the Company recorded a liability of $4,684,000 for earnout shares to holders of certain pre-merger Pineapple Energy shareholders and a liability of $2,150,000 in earnout consideration related to the SUNation Acquisition in the respective opening balance sheets. As described in Note 3, Business Combinations, the estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $4,684,000 during the year ended December 31, 2022 related to the remeasurement of the value of the liability for the earnout shares and a remeasurement loss of $1,160,000 related to the remeasurement of the value of the liability for SUNation Acquisition earnout consideration during the first nine months of 2023.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2023.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of September 30, 2023 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $2.2 million of restricted cash and cash equivalents that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to make the first earnout payment in the second quarter of 2024 under the SUNation Transaction Agreement, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

•our common stock may be delisted from Nasdaq if we cannot increase the share price within the time period and for the duration as required by Nasdaq;

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

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI (excluding the discontinued operations of JDL & Ecessa), Pineapple Energy, HEC and E-Gear following the Closing on March 28, 2022 and the results of SUNation following the closing on its acquisition on November 9, 2022.

Consolidated sales were $18,288,697 in the third quarter of 2023 and $5,888,162 in the third quarter of 2022. The significant increase in revenue was primarily related to the SUNation acquisition that occurred in the fourth quarter of 2022 and contributed $12.0 million of the $12.4 million increase in the third quarter of 2023. The additional increase was due to an increase in residential contract revenue in Hawaii. Sales in the third quarter of 2023 and 2022 by type were as follows:

	Revenue by Type
	Three Months Ended September 30
	2023	2022
Residential contracts	$15,300,411	$5,800,813
Commercial contracts	2,201,888	72,894
Service revenue	764,063	—
Software revenue	22,335	—
Other	—	14,455
	$18,288,697	$5,888,162

Consolidated gross profit increased to $7,032,458 in the third quarter of 2023 from gross profit of $1,404,173 in the third quarter of 2022. Gross margin increased to 38% in the third quarter of 2023 compared to 24% in the third quarter of 2022 due to the SUNation acquisition and an improvement in equipment costs and financing fees.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration, increased to $8,596,808 in the third quarter of 2023 as compared to $3,827,944 in the third quarter of 2022. Consolidated selling, general and administrative expenses increased to $7,150,110 in the third quarter of 2023 from $2,702,005 in the third quarter of 2022, due primarily to a $4.5 million increase in selling, general and administrative costs associated with the SUNation business. Amortization expense increased by $353,124 to $1,216,698 in the third quarter of 2023 as compared to the same period of the prior year due to additional intangible assets acquired through the SUNation acquisition. Transaction costs decreased by $262,365 in the third quarter of 2023 as compared to the same period of the prior year, due to limited activity in the third quarter of 2023. There was also a $230,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in the third quarter of 2023.

Consolidated other expense increased by $649,920 to $768,937 in the third quarter of 2023 as compared to $119,017 in the third quarter of 2022. The increase was primarily related to a $655,218 increase in interest and accretion expense and a $239,922 increase in fair value remeasurement loss on the contingent value rights (“CVRs”), partially offset by a $258,220 increase in gain on sale of assets and other income.

Consolidated operating loss from continuing operations in the third quarter of 2023 was $1,564,350 as compared to $2,423,771 in the third quarter of 2022. Net loss from continuing operations in the third quarter of 2023 was $2,329,053, or $ (0.23) per diluted share, compared to net loss of $2,542,788, or $ (0.34) per diluted share, in the third quarter of 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Consolidated sales were $60,190,413 in the first nine months of 2023 and $10,338,483 in the first nine months of 2022. As Pineapple Energy had limited revenue in the first quarter of the prior year, the increase in sales was due to the merger, the HEC Asset Acquisition and the acquisition of SUNation during 2022. Sales in the first nine months of 2023 and 2022 by type were as follows:

	Revenue by Type
	Nine Months Ended September 30
	2023	2022
Residential contracts	$48,635,741	$10,180,214
Commercial contracts	8,789,930	109,441
Service revenue	2,429,433	—
Software revenue	323,815	—
Other	11,494	48,828
	$60,190,413	$10,338,483

Consolidated gross profit increased to $22,175,708 in the first nine months of 2023 as compared to gross profit of $2,372,324 in the first nine months of 2022 due to the increase in revenue through acquisitions. Gross margin increased to 37% in the first nine months of 2023 compared to 23% in the first nine months of 2022 due to the SUNation acquisition, normalization of the supply chain and a decrease in product costs.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration, increased to $27,304,903 in the first nine months of 2023 as compared to $9,275,887 in the first nine months of 2022. Consolidated selling, general and administrative expenses increased to $22,442,788 in the first nine months of 2023 from $5,792,270 in the first nine months of 2022, due primarily to a $16.6 million increase in selling, general and administrative costs associated with the acquired businesses. Amortization expense increased by $1,615,625 to $3,700,095 in the first nine months of 2023 as compared to the same period of the prior year due to additional intangible assets acquired through the acquired businesses. Transaction costs decreased by $1,397,127 in the first nine months of 2023 as compared to the same period of the prior year, due to the consummation of the merger and HEC Asset Acquisition in the first quarter of 2022 and limited activity in the first nine months of 2023. There was also a $1,160,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in the first nine months of 2023.

Consolidated other (expense) income decreased $4,299,746 to expense of $134,735 in the first nine months of 2023 as compared to income of $4,165,011 in the first nine months of 2022. The decrease was related to a $4,684,000 gain on the fair value remeasurement of the merger earnout consideration in the first nine months of 2022, a $792,017 decrease in the gain on sale of assets in the first nine months of 2023 compared to the same period of 2022 and a $1,227,040 increase in interest and accretion expense, partially offset by a $2,366,833 increase in fair value remeasurement gain on the CVRs.

Consolidated operating loss from continuing operations in the first nine months of 2023 was $5,129,195 as compared to $6,903,563 in the first nine months of 2022. Net loss from continuing operations in the first nine months of 2023 was $5,262,534, or $ (0.53) per diluted share, compared to $2,738,552, or $ (0.45) per diluted share, in the first nine months of 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $5,593,402 in cash, restricted cash and cash equivalents. Of this amount, $1,777,737 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at September 30, 2023, $2,175,753 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $ (3,247,218) at September 30, 2023, consisting of current assets of $18,922,799 and current liabilities of $22,170,017 compared to working capital of $27,366 at December 31, 2022 consisting of current assets of $25,961,524 and current liabilities of $25,934,158.

Cash flow used in operating activities was $825,114 in the first nine months of 2023 as compared to $6,341,172 in the same period of 2022. Significant working capital changes in the nine months ended September 30, 2023 included a decrease in other accrued expenses of $3,095,746, a decrease in other assets of $2,198,423, a decrease in inventory of $1,427,729, and a decrease in customer deposits of $921,228. $1,584,541 of the decrease in other assets and $2,181,761 of the decrease in other accrued liabilities was related to the receipt and payment out of the employee retention credit receivable and other related party payables. Other accrued liabilities also decreased by approximately $1.0 million due to a decrease in billings in excess of costs and estimated earnings as commercial projects were completed during the first nine months of the year.

Net cash provided by investing activities was $3,608,534 in the first nine months of 2023 compared to net cash used in investing activities of $2,300,726 in the same period of 2022. Net cash provided in the 2023 period was the result of proceeds from the sale of investments and proceeds from the sale of the JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures. Net cash used in the 2022 period was primarily related to $10,199,835 in net cash paid for the HEC Asset Acquisition and the merger, partially offset by $6,297,115 in proceeds from the sale of assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash used in financing activities was $2,446,496 in the first nine months of 2023 compared to net cash provided by financing activities of $16,205,002 in the same period of 2022. Net cash used in financing activities in the first nine months of 2023 was due to $3,036,676 in CVR distributions and $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan, as discussed further in Note 9, Commitments and Contingencies, partially offset by $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”). In the first nine months of 2022, the Company received $32,000,000 in proceeds from the issuance of preferred stock and warrants to PIPE Investors and paid $2,699,370 in related issuance costs. The Company also paid $8,745,628 in CVR distributions and $4,500,000 in principal against the Hercules term loan in the first nine months of 2022, as discussed further in Note 9, Commitments and Contingencies.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the closing of the merger. The CVR liability as of September 30, 2023 was estimated at $3,213,765 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy

CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors disclosed in the Form 10-K, except the following new risk factor is added:

Our failure to maintain compliance with the Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On October 27, 2023, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for the last 31 consecutive business days, we did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the "Rule"). In accordance with Nasdaq’s Listing Rules, we have a period of 180 calendar days, or until April 24, 2024, to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we achieved compliance with the Rule. The notice also disclosed that in the event we do not regain compliance by April 24, 2024, we may be able to request additional time, but there is no assurance that such additional time will be granted.

We intend to continue actively monitoring the bid price for our common stock between now and April 24, 2024, and will consider available options to resolve the deficiency. These options include effecting a reverse stock split, if approved by shareholders. We have scheduled our annual meeting of shareholders for later this year, at which we will ask, among other matters, shareholders to vote to approve a reverse stock split of our outstanding common stock, within a specified range as determined by the Board of Directors. However, there can be no assurance that shareholders will approve a reverse stock split or that any reverse stock split that is effected will increase the share price of our common stock at or above the required $1.00 per share, initially or in the future, or for any certain number of days. Further, there is no assurance that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq.

The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited analyst interest. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: November 13, 2023		Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: November 13, 2023		Chief Financial Officer