Form 10-K
period 2023-12-31
Pineapple Energy Inc.
filed 2024-04-01
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,937,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2023.

As of March 15, 2024 there were outstanding 64,077,119 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Shareholders, if filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2023.

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

Risks Related to the Company’s Common Stock

•Our failure to maintain compliance with the Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital.

•Future sales of Company shares could cause the Company’s stock price to decline.

•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

•The price of the Company’s common stock may be volatile and may decline in value.

•The Company may issue additional common stock resulting in stock ownership dilution.

•Anti-takeover provisions in the Company’s organizational documents and agreements may discourage or prevent a change in control, even if a sale of the Company could be beneficial to the Company’s shareholders, which could cause its stock price to decline and prevent attempts by the Company’s shareholders to replace or remove its current management.

•The Company’s board of directors is authorized to issue and designate shares of preferred stock without shareholder approval.

Risks Relating to the Company’s Business

•The Company’s growth strategy depends on the continued origination of solar installation agreements.

•If the Company fails to manage its operations and growth effectively, it may be unable to execute its business plan, maintain high levels of customer service or adequately address competitive challenges.

•The Company needs to raise additional capital to fund its operations and repay its obligations, which funding may not be available on favorable terms or at all and may lead to substantial dilution to the Company’s existing shareholders. Further, there is substantial doubt about the Company’s ability to continue as a going concern, which conditions may adversely affect the Company’s stock price and its ability to raise capital.

•The Company depends on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for its solar energy systems.

•Increases in the cost of the Company’s solar energy systems due to tariffs and other trade restrictions imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

•The Company’s operating results and its ability to grow may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.

•If the Company is unable to make acquisitions on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

•Product liability and property damage claims against the Company or accidents could result in adverse publicity and potentially significant monetary damages.

•The Company will not be able to insure against all potential risks and it may become subject to higher insurance premiums.

•Damage to the Company’s brand and reputation or change or loss of use of its brand could harm its business and results of operations.

•The loss of one or more members of the Company’s senior management or key employees may adversely affect its ability to implement its strategy.

•The Company’s inability to protect its intellectual property could adversely affect its business. The Company may also be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require it to pay significant damages and could limit its ability to use certain technologies.

•The Company may be subject to interruptions or failures in its information technology systems.

•The Company’s information technology systems may be exposed to various cybersecurity risks and other disruptions that could impair its ability to operate, adversely affect its business, and damage its brand and reputation.

•A failure to hire and retain a sufficient number of key employees, such as installers and electricians, would constrain our growth and our ability to timely complete projects.

•Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

Risks Related to the Solar Industry

•If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the Company anticipates, its ability to originate solar installation agreements may decrease.

•The Company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components and the Company’s business may be adversely affected to the extent the cost of these components stabilize or increase in the future.

•The Company faces competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies.

•Developments in technology or improvements in distributed solar energy generation and related technologies or components may have a materially adverse effect on demand for the Company’s offerings.

•A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers could harm the Company’s business, financial condition and results of operations.

•Terrorist or cyberattacks against centralized utilities could adversely affect the Company’s business.

•Climate change may have long-term impacts on the Company’s business, industry, and the global economy.

Risks Related to Regulations

•Increases in the cost of the Company’s solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on its business, financial condition and results of operations.

•The Company is not currently regulated as an electric public utility under applicable law, but may be subject to regulation as an electric utility in the future.

•Electric utility policies and regulations, including those affecting electric rates, may present regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for the Company’s solar energy systems and adversely impact its ability to originate new solar installation agreements.

•The Company relies on net metering and related policies to sell solar systems to its customers in most of its current markets, and changes to policies governing net metering may significantly reduce demand for electricity from residential solar energy systems and thus for the Company’s installation services.

•A customer’s decision to procure installation services from the Company depends in part on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or its ability to monetize them could adversely impact its business.

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

•Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change, which may negatively impact our business.

PART I

ITEM 1. BUSINESS

OVERVIEW

Pineapple Energy Inc.’s (herein referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a growing domestic operator and consolidator of residential and commercial solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

Pineapple is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based Hawaii Energy Connection (“HEC”) and New York-based SUNation Solar Systems (“SUNation”) entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

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

Pursuant to the merger agreement, the Company sold substantially all of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses on June 30, 2023. Because the Company was working to divest such assets pursuant to the merger agreement, it previously met the criteria to report the operations of these businesses as discontinued operations. See Note 7 of the Notes to the Consolidated Financial Statements, “Discontinued Operations.” As a result, unless otherwise noted, all information in this Form 10-K related to the JDL and Ecessa businesses is discussed and presented as discontinued operations and the Company’s remaining business operations are reported as continuing operations.

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

•Leverage and continue to lower our customer acquisition costs through referral programs. We already have what we believe are premier referral rates, with over 50% of installed jobs in 2022 and 2023 coming from referrals or repeat customers. We believe that our existing HEC and SUNation portfolio companies form a foundation to drive improved referral performance across the network of companies we acquire, further increasing our referral rates and lowering our overall customer acquisition cost.

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

•Customer centric approach in market, leading to competitive customer acquisition costs. Pineapple seeks to put the customer above all else. Our installers complete offerings in-house as full-service installers to have total control of the customer experience. Pineapple offers transparent, clear sales agreements and has invested in digital tools to support customers along the installation journey. Our installers are active in their local communities to build a trusted brand. These activities lead to satisfied customers, as demonstrated by a high average referral rate and favorable online reviews, helping to lower future customer acquisition costs.

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

In the Hawaiian market we also offer energy management control devices on solar systems that are paired with batteries. This is an emerging part of the business, but soon we believe we will be able to help homeowners generate ongoing revenue streams by aggregating their batteries into a fleet, thus creating a “virtual power plant” and selling grid services to the utility. We have proprietary technology in this area, strong relationships with regulators and utilities.

Residential Customers Agreements

The majority of Pineapple revenue (81% of 2023 consolidated revenue) comes from photovoltaic solar energy systems and batteries for residential homeowners. The size of our residential installations vary by location. In 2023, the average system size was 6.2 kilowatts for HEC customers in Hawaii and 11.5 kilowatts for SUNation customers in Long Island, New York.

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

We hold patents related to E-Gear technologies. While these patents are an important part of our intellectual property, we do not consider any to be material to our business.

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

Human Capital

As of March 15, 2024, the Company employed 201 people. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Risks Related to the Company’s Common Stock

Our failure to maintain compliance with the Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On October 27, 2023, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for the last 31 consecutive business days, we did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the "Minimum Bid Rule"). In accordance with Nasdaq’s Listing Rules, we have a period of 180 calendar days, or until April 24, 2024, to regain compliance with the Minimum Bid Rule.

Additionally, on February 27, 2024, the Staff issued another notice (the “February Notice”) notifying us that our common stock had a closing bid price of $0.10 or less for 10 consecutive trading days (February 12, 2024 to February 26, 2024). Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”). As a result, the Staff had determined to delist the Company’s securities from Nasdaq effective as of the opening of business on March 7, 2024, unless the Company requested an appeal before the Nasdaq Hearings Panel (the “Panel”) of the Staff’s determination by March 5, 2024. The Company requested a hearing before the Panel to appeal the February Notice, and Nasdaq has scheduled the hearing for April 30, 2024. Accordingly, the delisting action has been stayed, pending a final written decision by the Panel.

There can be no assurances that the Company will be able to regain compliance with the Minimum Bid Rule at all or by the deadline, or that any related extension request will be granted. Further, there can be no assurances that the hearing related to the Low Priced Stock Rule will occur, that a favorable decision will be obtained if the hearing is held, that the Panel will grant any request for an extension period within which to regain compliance, or that the Company will be able meet the continued listing requirements during any compliance period or in the future. If the Company is unable to regain or maintain compliance with these Nasdaq requirements, its common stock will be delisted from Nasdaq.

While on January 3, 2024 the Company’s shareholders approved a reverse stock split of the outstanding shares of the Company’s common stock at a ratio within a range of 1-for-2 to 1-for-15, as determined by our board of directors, the board has not implemented a reverse stock split pursuant to that approval, and has determined that, based on recent stock prices of the Company’s common stock, the maximum ratio under that approved range of 1-for-15 would not be sufficient to cause the stock price to increase or be maintained at a level that would satisfy the Minimum Bid Rule. As a result, the board has called a special meeting of shareholders to request, among other matters, that its shareholders approve a reverse stock split of the outstanding shares of the Company’s common stock at a ratio within a range of 1-for-25 and 1-for-200, as determined by the board. However, there can be no assurance that shareholders will approve that reverse stock split or that any reverse stock split that is effected will increase, or maintain, the bid price per share of our common stock sufficiently to satisfy the Minimum Bid Rule or the Low Priced Stock Rule.

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

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

The process of designing and implementing and maintaining effective internal controls for newly acquired businesses has required and is expected to continue to require significant resources of the Company. We have concluded that we have material weaknesses in our internal controls due to our limited accounting and finance resources which resulted in inappropriate preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls. Due to limited staffing,it can be challenging to properly prepare, review and maintain appropriate documentation critical to the process.

The process of designing and implementing and maintaining effective internal controls for newly acquired businesses has required and is expected to continue to require significant resources of the Company. We have concluded that we have material weaknesses in our internal controls due to our limited accounting and finance resources which resulted in inappropriate preparation, review and maintenance of documentation critical to the design and consistent execution of internal controls. Due to limited staffing, it can be challenging to properly prepare, review and maintain appropriate documentation critical to the process. If the Company continues to have material weaknesses in our internal controls or is unable to establish or maintain appropriate internal financial controls and procedures, it could cause the Company to fail to meet its reporting obligations on a timely basis, result in material misstatements in its consolidated financial statements, and harm its operating results. In addition, the process for designing and implementing and maintaining an effective internal control environment for the Company may divert management’s attention from revenue generating or other important business activities.

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

The market price for the Company’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the common stock have been volatile and may continue to be volatile and could fluctuate widely due to factors both within and beyond the Company’s control. During 2024 through March 15, 2024, the sale price of common stock ranged from $0.05 to $0.63 per share, and our daily trading volume ranged from 8,000 to approximately 49.5 million shares. This volatility may, in part, be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of the Company’s common stock may harm the value of the investment of the Company’s shareholders in the Company’s common stock.

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

As of March 15, 2024, we had 64,927,119 shares of common stock outstanding. There are an additional 911,404 shares reserved for issuance upon the settlement of outstanding restricted stock units, 271,090 shares available for grant under the 2022 Equity Incentive Plan, and 415,005 shares available for issuance under the 2022 Employee Stock Purchase Plan. Accordingly, our shareholders may experience future dilution, which may be substantial.

Additionally, in the PIPE offering, we issued shares of our Convertible Preferred Stock that were initially convertible into 2,352,936 shares of our common stock and we issued PIPE Warrants that were initially exercisable for 2,352,936 shares of our common stock, each case at an initial price of $13.60 per share, which is subject to adjustment. After the November 9, 2022 and February 5, 2024 PIPE resets and subsequent conversions through March 15, 2024, the 20,597.14 of remaining preferred shares with a stated amount of $0.14 were convertible into 147,122,398 shares of common stock at a conversion price of $0.14, and there were outstanding warrants to purchase 235,539,698 shares of common stock with a weighted average of $0.14 per share exercise price. If the Convertible Preferred Stock or PIPE Warrants are further converted or exercised into shares of our common stock, our shareholders will experience additional dilution.

The Convertible Preferred Stock contains anti-dilution provisions that provide for a significant reset of the conversion price in connection with multiple events, including if we issue securities at a price below the current conversion price. The PIPE Warrants contain anti-dilution provisions that provide for a significant reset of the exercise price in connection with multiple events, including if we issue securities at a price below the current exercise price, and in such instance the number of shares of common stock increases. At our stock price as of March 15, 2024, if we were to trigger these anti-dilution provisions, including through the sale of securities for purposes of a capital raising transaction, a substantial number of additional shares of our common stock may become issuable, which would further materially dilute the ownership interests of our shareholders. For illustrative purposes only, if we were to sell shares of common stock that reset the conversion price of the Convertible Preferred Stock to $0.07, the closing price of our common stock on the Nasdaq Stock Market as of March 15, 2024, the Convertible Preferred Stock would be convertible into an additional 147,122,401 shares of common stock and the exercise price of the PIPE Warrants would reduce to $0.07 and the PIPE Warrants would become exercisable for an additional 221,603,161 shares of common stock.

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

The Company’s board of directors is authorized to issue and designate shares of preferred stock without shareholder approval.

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

Based on the Company’s current financial position, including the approximately $1.8 million of cash, restricted cash, cash equivalents and investments that are restricted under the Company’s contingent value rights (“CVR”) agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first earnout payment in the second quarter of 2024 under the SUNation Transaction Agreement or the first principal payment of the long-term note that is due on November 9, 2024. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition.

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

On February 5, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company of 2,702,703 shares of the Company’s common stock in a registered direct offering (the “Offering”). The Purchasers in this offering agreed to purchase, and the Company has agreed to sell, the Shares at a purchase price per share of $0.37 per share. The aggregate gross proceeds for the sale of the Shares were approximately $1.0 million, before deducting the placement agent fees and related offering expenses. Following the Offering, the share price of the Company’s stock price fell due to the dilutive effects of the newly issued shares. If the Company was to undertake another similar offering, its share price could be reduced further.

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

For these or other reasons, past performance should not be relied upon as indications of the Company’s future performance.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.

We have in the past and may in the future, acquire companies, projects, products, or technologies or enter into joint ventures or other strategic transactions.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

•Failure to satisfy the required conditions and otherwise complete a planned acquisition, joint venture or other strategic transaction on a timely basis or at all;

•Legal or regulatory proceedings, if any, relating to a planned acquisition, joint venture or other strategic transaction and the outcome of such legal proceedings;

•Difficulty in assimilating the operations, systems, and personnel of the acquired company;

•Difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•Difficulty in maintaining controls, procedures and policies during the transition and integration;

•Disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•Difficulty integrating the acquired company’s accounting, management information and other administrative systems;

•Inability to retain key technical and managerial personnel of the acquired business;

•Inability to retain key customers, vendors and other business partners of the acquired business;

•Inability to achieve the financial and strategic goals for the acquired and combined businesses;

•Incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

•Significant post-acquisition investments which may lower the actual benefits realized through the acquisition;

•Potential failure of the due diligence processes to identify significant issues with product quality, legal, and financial liabilities, among other things;

•Moderating and anticipating the impacts of inherent or emerging seasonality in acquired customer agreements;

•Potential inability to assert that internal controls over financial reporting are effective; and

•Potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline.

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

Developments in technology or improvements in distributed solar energy generation and related technologies or components may have a material adverse effect on demand for the Company’s offerings.

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

Our business is subject to consumer protection laws. Such laws and regulatory enforcement policies and priorities are subject to change, which may negatively impact our business.

We must comply with various international, federal, state, and local regulatory regimes, including those applicable to consumer credit transactions, leases, and marketing activities. These laws and regulations are subject to change and modification by statute, administrative rules and orders, and judicial interpretation. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may create uncertainty with respect to what type of conduct is permitted or restricted under such laws and regulations. Regulators, such as the Federal Trade Commission and the Consumer Financial Protection Board, as well as state attorney generals and agencies, also can initiate inquiries into market participants, which can lead to investigations and, ultimately, enforcement actions. As a result, we are subject to a constantly evolving consumer protection and consumer finance regulatory environment that is difficult to predict and may affect our business.

The laws to which we may be subject to include federal and state laws that prohibit unfair, deceptive or abusive business acts or practices (such as the Federal Trade Commission Act and the Dodd-Frank Act), regulate lease and loan disclosures and terms and conditions (such as the Truth-in-Lending Act and the Consumer Leasing Act), and provide additional protections for certain customers in the military (such as the Servicemembers Civil Relief Act). Our business is or may also be subject to federal and state laws that regulate consumer credit report information, data privacy, debt collection, electronic fund transfers, service contracts, home improvement contracting and marketing activities (such as telemarketing, door-to-door sales, and e-mails).

While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, civil and criminal liability, settlements, limits on offering certain products and services, changes in business practices, increased compliance costs, indemnification obligations to our capital providers, loan repurchase obligations and reputational damage that may harm our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has an information security program designed to identify, mitigate, respond to and manage reasonably foreseeable cybersecurity risks and threats. The program is overseen by the Chief Financial Officer. The CFO in conjunction with senior management conducts periodic reviews of cybersecurity control, policies, and procedures to ensure relevance and effectiveness for the Company’s needs and operating environment. The CFO has previously led IT/cyber strategy and programs in his past work experiences and is able to apply those experiences to the Company. The audit and finance committee of the board has discussions with management on an annual basis about the Company’s risk assessment and risk management policies, particularly in the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements.

One aspect of the Company’s information security program is focused on vendor selection. The Company evaluates all third-party vendors and service providers for their cybersecurity features and compliance with security requirements. Selected vendors, for example, must employ a variety of security measures to protect against unauthorized access, data breaches, and data loss. Pineapple Energy remains committed to maintaining the highest standards of data security and ensuring the integrity and confidentiality of our data.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

The following is a summary of the Company’s leased property:

•The Company leases 8,590 square feet of office space in Minnetonka, Minnesota, where its executive and administrative offices are located. JDL Technologies and Ecessa use this facility for some administrative operations.

•The Company leases 10,000 square feet of office and warehouse space in Aiea, Hawaii.

•SUNation leases 59,000 square feet of office and warehouse space in Ronkonkoma, New York and 3,000 square feet of office and warehouse space in Tampa, FL.

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

Holders

At March 15, 2024, there were approximately 272 registered holders of record of Pineapple Energy Inc. common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2023:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance under
	outstanding	exercise price of	equity compensation
	options, warrants	outstanding options	plans (excluding shares
Plan Category	and rights (1)	warrants and rights (2)	in first column)
Equity compensation plans approved by security holders: (3)
2022 Employee Stock Purchase Plan	—	$—	415,005
2022 Equity Incentive Plan	640,854	$—	397,089
Equity compensation plans not approved by security holders:
CFO Inducement Grant	54,852	$—	—
SUNation Inducement Grants	89,698	$—	—
TOTAL	785,404	$—	812,094

(1)Includes outstanding awards under the 2022 Equity Incentive Plan, as well as restricted stock units outstanding under inducement grants made to the Company’s newly-hired Chief Financial Officer in October 2022 and to newly-hired employees in connection with the SUNation acquisition in November 2022, in each case in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)Only restricted stock units are outstanding, which do not have an exercise price; they are settled in shares of our common stock on a one-for-one basis at no additional cost.

(3)Includes the Pineapple Energy Inc. 2022 Equity Incentive Plan (the “Equity Plan”) and the Pineapple Energy Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards to employees, non-employee directors and consultants and advisors to the Company. The number of shares of Company common stock available for issuance under the Equity Plan initially was 750,000 and was increased to 1,250,000 by shareholder approval on December 7, 2022. The ESPP was approved by shareholders on December 7, 2022, and provides for the purchase by eligible employees of shares of the Company’s common stock at a discount to the market price. The number of shares authorized for issuance under the ESPP was initially 200,000 and was increased to 500,000 by shareholder approval on December 14, 2023.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Overview

Pineapple Energy Inc. (formerly Communications Systems, Inc. (“CSI”) and Pineapple Holdings, Inc.) (herein referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

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

Pineapple is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based HEC and New York-based SUNation entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

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

Forward Looking Statements

In this report and from time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may make these forward-looking statements concerning possible or anticipated future financial performance, business activities, plans, pending claims, investigations or litigation, which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could cause actual performance, activities, anticipated results, outcomes or plans to differ significantly from those indicated in the forward-looking statements. For a detailed discussion of a number of these risk factors, please see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

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

Goodwill: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed from acquisitions. We test goodwill for impairment annually on October 1 or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. We perform our goodwill impairment test at the reporting unit level, which is the same as our operating segments.

An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. In applying the goodwill impairment assessment, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is "more-likely-than not" that the fair value is less than the carrying value, a quantitative assessment of goodwill is required. The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of each reporting unit with its carrying amount, including goodwill. We estimate the reporting units’ fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

Under the income approach, the estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. Certain other key assumptions utilized, including revenue and cash flow projections, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

The market approach identifies the revenue multiples of comparable publicly traded companies. The reporting unit’s revenue projections are multiplied by the market multiple to estimate its current estimated fair value. If the market multiples or revenue value assumptions are incorrect, our goodwill impairment evaluation could also be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

No goodwill impairment was recorded during the years ended December 31, 2023 and 2022.

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

2023 Compared to 2022

The consolidated results herein reflect the historical operating results of Pineapple Energy prior to the merger and the consolidated results of CSI (excluding the discontinued operations of JDL & Ecessa), Pineapple Energy, HEC and E-Gear following the Closing on March 28, 2022 and the results of SUNation following the closing on its acquisition on November 9, 2022.

Consolidated sales were $79,632,709 in 2023 and $27,522,099 in 2022. As Pineapple Energy had limited revenue in the first quarter of the prior year, the increase in sales was due to the merger, the HEC Asset Acquisition and the acquisition of SUNation during 2022. Sales in 2023 and 2022 by type were as follows:

	Revenue by Type
	2023	2022
Residential contracts	$64,855,898	$25,375,067
Commercial contracts	11,283,903	1,673,403
Service revenue	3,133,865	412,388
Software revenue	347,550	—
Other	11,493	61,241
	$79,632,709	$27,522,099

Consolidated gross profit increased to $27,696,190 in 2023 as compared to gross profit of $7,377,445 in 2022 due to the increase in revenue through acquisitions. Gross margin increased to 34.8% in 2023 compared to 26.8% in 2022 due to the SUNation acquisition, normalization of the supply chain and an overall decrease in product costs.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement loss on SUNation earnout consideration increased 97.3% to $35,163,055 in 2023 as compared to $17,826,124 in 2022. Consolidated selling, general and administrative expenses increased to $29,072,558 in 2023 from $12,211,135 in 2022, due primarily to a $16,038,900 increase in selling, general and administrative costs associated with acquired businesses. Amortization expense increased by $1,605,017 to $4,738,477 in 2023 due to additional intangible assets acquired through acquired businesses. Transaction costs decreased by $2,229,509 to $2,020 in 2023, due to the consummation of the merger and the HEC Asset Acquisition in the first quarter of 2022 and limited activity in 2023. There was also a $1,350,000 fair value remeasurement loss related to the SUNation acquisition earnout consideration in 2023.

Consolidated other income decreased $6,536,711 to $646,149 in 2023 as compared to $7,182,860 in 2022. The decrease was related to a $4,684,000 gain on the fair value remeasurement of the merger earnout consideration in 2022, a $792,767 decrease in the gain on sale of assets in 2023 compared to the same period of 2022 and a $1,680,911 increase in interest and accretion expense, partially offset by a $549,017 increase in fair value remeasurement gain on the CVRs.

Consolidated operating loss from continuing operations before income taxes in 2023 was $6,820,716, compared to a consolidated operating loss from continuing operations before income taxes of $3,265,819 in 2022. Net loss from continuing operations in 2023 was $6,939,892, or ($0.69) per diluted share. Net loss attributable to common shareholders in 2022 (after taking into effect $16,863,892 in deemed dividends) was $27,216,132, or ($2.99) per diluted share from continuing operations.

Liquidity and Capital Resources

As of December 31, 2023, the Company had approximately $5,396,343 in cash, restricted cash and cash equivalents, and liquid investments, compared to $7,923,244 at December 31, 2022. Of this amount, $1,799,357 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash. The Company also had $0 in investments consisting of corporate notes and bonds that are traded on the open market and are classified as available-for-sale at December 31, 2023.

Of the amounts of cash, restricted cash, and restricted cash equivalents on the balance sheet at December 31, 2023, $1,821,060 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital of $(6,594,834), consisting of current assets of approximately $15,778,648 and current liabilities of $22,373,482 at December 31, 2023 compared to working capital of $27,366, consisting of current assets of $25,961,524 and current liabilities of $25,934,158 at the end of 2022.

Cash flow used in operating activities was approximately $667,177 in 2023 compared to $7,577,199 used in 2022. Significant working capital changes from 2022 to 2023 included a decrease in other accrued liabilities of $4,494,247, a decrease in other assets of $3,333,146, a decrease in inventory of $2,475,825, and a decrease in customer deposits of $2,172,766. $1,584,541 of the decrease in other assets and $2,181,761 of the decrease in other accrued liabilities was related to the receipt and payment out of the employee retention credit receivable and other related party payables. Other accrued liabilities also decreased by approximately $2.3 million due to a decrease in billings in excess of costs and estimated earnings as commercial projects were completed during the year.

Cash provided by investing activities was $3,567,278 in 2023 compared to $3,097,406 provided in 2022. Net cash provided in 2023 was the result of proceeds from the sale of investments and proceeds from the sale of the JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures. Net cash used in 2022 was primarily related to $10,991,128 in net cash paid for the HEC Asset Acquisition, the merger, and the SUNation acquisition partially offset by $6,297,865 in proceeds from the sale of assets previously classified as held for sale and $1,500,000 in earnout consideration payments related to legacy CSI’s sale of its Electronics and Software segment in 2021.

Net cash used in financing activities was $2,760,236 in 2023 compared to $15,912,117 in 2022. Net cash used in financing activities in 2023 was due to $3,036,676 in CVR distributions and $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan, as discussed further in Note 11, Commitments and Contingencies, partially offset by $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”). In 2022, the Company received $32,000,000 in proceeds from the issuance of convertible preferred stock and warrants to PIPE Investors and paid $2,699,370 in related issuance costs. The Company also paid $8,745,628 in CVR distributions and $4,500,000 in principal against the Hercules term loan in 2022, as discussed further in Note 11, Commitments and Contingencies.

In connection with the SUNation Acquisition, on November 9, 2022, the Company issued a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note was secured as described below and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Short-Term Note was paid in full in conjunction with the Decathlon loan. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty.

As discussed above and in Note 3, Business Combinations and Note 11, Commitments and Contingencies, on November 9, 2022, the Company, in connection with the SUNation acquisition, paid $2.39 million in cash and entered into the Short-Term Note and the Long-Term Note.

Based on the Company’s current financial position, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first SUNation earnout payment in the second quarter of 2024 or the first principal payment of the Long-Term Note due on November 9, 2024, factors which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Contingent Value Rights and Impact on Cash

As discussed in Note 3, Business Combinations, the Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the period following the closing of the merger and ending initially on March 28, 2024, but was extended through December 31, 2024 by the First Amendment to the Contingent Value Rights Agreement entered into on March 27, 2024. The CVR liability as of December 31, 2023 was estimated at $1,691,072 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a long-term liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

The Company’s investments are in money markets that earn interest at prevailing market rates and as such do not have material risk exposure.

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
Shareholders of Pineapple Energy Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pineapple Energy Inc. and subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to make the first SUNation earnout payment in the second quarter of 2024 or the first principal payment of the Long-Term Note due on November 9, 2024, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Critical Audit Matter - Goodwill Impairment

At December 31, 2023, the carrying value of the Company’s goodwill was $20,545,850, of which $9,829,212 and $10,716,638 were allocated to the HEC and SUNation reporting units, respectively. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level, annually on October 1 or more frequently if events or circumstances indicate that an impairment may have occurred. Management determined that a quantitative goodwill impairment analysis was required as of December 31, 2023. The impairment test was performed by calculating the fair value of the Company’s reporting units, using a combination of an income approach and market approach. Management engaged a third-party valuation specialist to assist with the analysis. During the year ended December 31, 2023 no impairment was recorded.

Auditing management’s goodwill impairment test was complex and judgmental, due to the significant estimation required to determine the present value of each reporting unit’s future discounted cash flows. The discounted cash flows were sensitive to the projected revenue growth rates, EBITDA margins, terminal growth rates and the discount rates applied. These significant assumptions are affected by expectations about future market and economic conditions. There was also judgment in selecting the comparable publicly traded companies used by the Company to determine the revenue multiples under the market approach.

How the Critical Audit Matter Was Addressed in Our Audit

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions used in the quantitative models. To test the fair value of the Company’s reporting units, we performed audit procedures that included the following:

•Compared the projected revenue growth rates to the Company’s historical results and industry and economic data, and compared projected EBITDA margins to historical results and industry data. We assessed the historical accuracy of management’s prior forecasts to actual results to evaluate management’s ability to accurately forecast future revenues and gross profit.

•Involved our valuation specialists to 1) assess management’s fair value methodology, compare the terminal growth rates to external industry and economic data, and to determine an independent estimate of the discount rates and 2) evaluate the comparable public companies utilized by management under the market approach.

•Evaluated certain inputs and assumptions for consistency where they were used by management in other accounting estimates impacting the consolidated financial statements.

•Tested management’s fair value calculations for clerical accuracy.

•Performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in these assumptions.

•Assessed the appropriateness of the disclosures in the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

Melville, New York

April 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Pineapple Energy Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Pineapple Energy Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

We served as the Company’s auditor from 2021 to 2023.

/s/ Baker Tilly US, LLP

Minneapolis, Minnesota

April 14, 2023

PINEAPPLE ENERGY INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31	December 31
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$3,575,283	$2,187,540
Restricted cash and cash equivalents	1,821,060	3,068,938
Investments	—	2,666,766
Trade accounts receivable, less allowance for
credit losses of $94,085 and $108,636, respectively	5,010,818	5,564,532
Inventories, net	3,578,668	6,054,493
Employee retention credit	—	1,584,541
Related party receivables	46,448	116,710
Prepaid expenses	1,313,082	2,152,058
Costs and estimated earnings in excess of billings	57,241	777,485
Other current assets	376,048	634,362
Current assets held for sale	—	1,154,099
TOTAL CURRENT ASSETS	15,778,648	25,961,524

PROPERTY, PLANT AND EQUIPMENT, net	1,511,878	1,190,932
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Right of use assets	4,516,102	4,166,838
Intangible assets, net	15,808,333	20,546,810
Other assets	12,000	12,000
Noncurrent assets held for sale	—	2,271,533
TOTAL OTHER ASSETS	40,882,285	47,543,031
TOTAL ASSETS	$58,172,811	$74,695,487
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,677,261	$7,594,181
Accrued compensation and benefits	1,360,148	859,774
Operating lease liabilities	394,042	220,763
Accrued warranty	268,004	276,791
Other current liabilities	867,727	961,986
Related party payables	—	2,181,761
Income taxes payable	5,373	1,650
Refundable customer deposits	2,112,363	4,285,129
Billings in excess of costs and estimated earnings	440,089	2,705,409
Contingent value rights	1,691,072	—
Earnout consideration	2,500,000	—
Current portion of loans payable	1,654,881	346,290
Current portion of loans payable - related party	3,402,522	5,339,265
Current liabilities held for sale	—	1,161,159
TOTAL CURRENT LIABILITIES	22,373,482	25,934,158
LONG TERM LIABILITIES:
Loans payable and related interest	8,030,562	3,138,194
Loans payable and related interest - related party	2,097,194	4,635,914
Deferred income taxes	41,579	—
Operating lease liabilities	4,193,205	3,961,340
Earnout consideration	1,000,000	2,150,000
Contingent value rights	—	7,402,714
Long term liabilities held for sale	—	250,875
TOTAL LONG-TERM LIABILITIES	15,362,540	21,539,037

COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 28,000 shares issued and outstanding	28,000	28,000
Common stock, par value $0.05 per share; 112,500,000 and 75,000,000 shares authorized, respectively;
10,246,605 and 9,915,586 shares issued and outstanding, respectively	512,330	495,779
Additional paid-in capital	46,977,870	45,798,069
Accumulated deficit	(27,081,411)	(19,089,134)
Accumulated other comprehensive loss	—	(10,422)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	20,436,789	27,222,292
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,172,811	$74,695,487
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2023	2022

Sales	$79,632,709	$27,522,099
Cost of sales	51,936,519	20,144,654
Gross profit	27,696,190	7,377,445
Operating expenses:
Selling, general and administrative expenses	29,072,558	12,211,135
Amortization expense	4,738,477	3,133,460
Transaction costs	2,020	2,231,529
Fair value remeasurement of SUNation earnout consideration	1,350,000	—
Impairment loss	—	250,000
Total operating expenses	35,163,055	17,826,124
Operating loss from continuing operations	(7,466,865)	(10,448,679)
Other income (expense):
Investment and other income	191,584	119,634
Gain on sale of assets	437,116	1,229,883
Fair value remeasurement of earnout consideration	—	4,684,000
Fair value remeasurement of contingent value rights	2,674,966	2,125,949
Interest and other expense	(2,657,517)	(976,606)
Other income, net	646,149	7,182,860
Operating loss from continuing operations before income taxes	(6,820,716)	(3,265,819)
Income tax expense	119,176	12,237
Net loss from continuing operations	(6,939,892)	(3,278,056)
Net loss from discontinued operations, net of tax	(1,192,275)	(7,074,184)
Net loss	(8,132,167)	(10,352,240)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	10,422	(10,422)
Total other comprehensive income (loss)	10,422	(10,422)
Comprehensive loss	$(8,121,745)	$(10,362,662)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	—	(13,239,892)
Less: Deemed dividend on modification of PIPE Warrants	—	(3,624,000)
Net loss attributable to common shareholders	$(8,132,167)	$(27,216,132)

Basic net loss per share:
Continuing operations	$(0.69)	$(2.99)
Discontinued operations	(0.12)	(1.05)
	$(0.81)	$(4.04)
Diluted net loss per share:
Continuing operations	$(0.69)	$(2.99)
Discontinued operations	(0.12)	(1.05)
	$(0.81)	$(4.04)

Weighted Average Basic Shares Outstanding	10,035,970	6,741,446
Weighted Average Dilutive Shares Outstanding	10,035,970	6,741,446
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Series A Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2021	—	$—	3,074,998	$153,750	$(53,750)	$(8,736,894)	$—	$(8,636,894)

Net loss	—	—	—	—	—	(10,352,240)	—	(10,352,240)
Issuance of common stock for
professional services	—	—	12,499	625	(625)	—	—	—
Issuance of common stock for
conversion of related party payables	—	—	293,750	14,687	2,335,313	—	—	2,350,000
Issuance of common stock for
conversion of working capital note payable	—	—	62,500	3,125	496,875			500,000
Effect of reverse capitalization	—	—	2,429,341	121,467	1,473,312	—	—	1,594,779
Issuance of common stock for
HEC Asset Acquisition	—	—	1,562,498	78,125	12,703,109	—	—	12,781,234
Issuance of common stock for
SUNation Acquisition	—	—	1,480,000	74,000	3,996,000	—	—	4,070,000
Issuance of preferred stock and warrants
to PIPE investors, net of issuance costs	32,000	32,000	—	—	29,268,630	—	—	29,300,630
Conversion of Series A convertible
preferred stock to common stock	(4,000)	(4,000)	1,000,000	50,000	(46,000)	—	—	—
Contingent consideration related to
merger transaction	—	—	—	—	(4,684,000)	—	—	(4,684,000)
Share based compensation	—	—	—	—	309,205	—	—	309,205
Other comprehensive loss	—	—	—	—	—	—	(10,422)	(10,422)
BALANCE AT DECEMBER 31, 2022	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	27,222,292
Net loss	—	—	—	—	—	(8,132,167)	—	(8,132,167)
Issuance of common stock under
Employee Stock Purchase Plan	—	—	84,995	4,250	121,148	—	—	125,398
Issuance of common stock under
Equity Incentive Plan	—	—	284,331	14,217	(14,217)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	1,212,956	—	—	1,212,956
Other share retirements	—	—	(38,307)	(1,916)	(176,377)	139,890	—	(38,403)
Other comprehensive income	—	—	—	—	—	—	10,422	10,422
BALANCE AT DECEMBER 31, 2023	28,000	$28,000	10,246,605	$512,330	$46,977,870	$(27,081,411)	$—	$20,436,789

The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,132,167)	$(10,352,240)
Net loss from discontinued operations, net of tax	(1,192,275)	(7,074,184)
Net loss from continuing operations	(6,939,892)	(3,278,056)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	5,136,420	3,232,621
Share based compensation	1,212,956	309,205
Deferred taxes	41,579	—
Impairment loss	—	250,000
Fair value remeasurement of earnout consideration	1,350,000	(4,684,000)
Fair value remeasurement of contingent value rights	(2,674,966)	(2,125,949)
Gain on sale of assets	(437,116)	(1,229,883)
Interest and accretion expense	2,657,517	976,606
Changes in assets and liabilities:
Trade and related party accounts receivables, net	623,975	(899,804)
Inventories	2,475,825	392,658
Prepaid income taxes	3,723	5,024
Other assets	3,333,146	(61,973)
Accounts payable	83,081	(706,350)
Accrued compensation and benefits	500,373	(637,894)
Customer deposits	(2,172,766)	2,148,599
Other accrued liabilities	(4,494,247)	(245,065)
Accrued interest	(1,085,174)	(1,098,207)
Net cash used in operating activities - continuing operations	(385,566)	(7,652,468)
Net cash (used in) provided by operating activities - discontinued operations	(281,611)	75,269
Net cash used in operating activities	(667,177)	(7,577,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(655,691)	(116,909)
Acquisition of business, net of cash acquired	—	(10,991,128)
Proceeds from the sale of fixed assets	450	6,297,865
Proceeds from the sale of investments	2,869,584	228,255
Proceeds from earnout consideration payments	250,000	1,500,000
Net cash provided by (used in) investing activities - continuing operations	2,464,343	(3,081,917)
Net cash provided by (used in) investing activities - discontinued operations	1,102,935	(15,489)
Net cash provided by (used in) investing activities	3,567,278	(3,097,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital line of credit	—	150,000
Proceeds from loans payable	7,814,844	—
Payments against loans payable	(7,277,334)	(4,792,885)
Debt issuance costs paid	(348,065)	—
Equity issuance costs paid	—	(2,699,370)
Proceeds from the issuance of preferred stock & warrants to PIPE investors	—	32,000,000
Payments for contingent value rights distributions	(3,036,676)	(8,745,628)
Proceeds from issuance of common stock, net of shares withheld	125,398	—
Purchase of common stock	(38,403)	—
Net cash (used in) provided by financing activities	(2,760,236)	15,912,117
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	139,865	5,237,512
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,256,478	18,966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$5,396,343	$5,256,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$58,858	$11,297
Interest paid	1,119,480	1,071,906
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Capital contribution on related party debt extinguishment	36,291	—
Issuance of common stock for conversion of related party payables	—	2,350,000
Issuance of common stock for conversion of working capital payable	—	500,000
Issuance of common stock for the acquisition of HEC and E-Gear	—	12,781,234
Issuance of common stock for the acquisition of SUNation	—	4,070,000
Effect of reverse capitalization	—	1,594,779
Contingent consideration related to merger transaction	—	(4,684,000)
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	—	16,863,892
Operating right of use assets obtained in exchange for lease obligations	753,972	4,289,358
The accompanying notes are an integral part of the consolidated financial statements.

PINEAPPLE ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

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

Pineapple is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based HEC and New York-based SUNation entities. We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

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

Pursuant to the merger agreement, the Company worked to divest its legacy operations and operating assets. The Company sold substantially all of the assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses on June 30, 2023. See Note 7, Discontinued Operations. As a result, unless otherwise noted, all information in this Form 10-K related to the JDL and Ecessa businesses is discussed and presented as discontinued operations and the Company’s remaining business operations are reported as continuing operations.

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

Restricted Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The $1,821,060 of restricted cash and cash equivalents on the balance sheet as of December 31, 2023 are funds that can only be used to support the legacy CSI business, will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

Investments

Investments consist of corporate notes and bonds and commercial paper that are traded on the open market and are classified as available-for-sale and minority investments in strategic technology companies. Available-for-sale investments are reported at fair value with unrealized gains and losses excluded from operations and reported as a separate component of stockholders’ equity, net of tax. All investments have either converted to cash and cash equivalents or been distributed to the CVR holders as of December 31, 2023.

Accounts Receivable, Net

Accounts receivable are recorded at their net realizable value and are not collateralized. Accounts receivable include amounts earned less payments received and allowances for credit losses. Management continually monitors and adjusts its allowances associated with the Company’s receivables to address any credit risks associated with the accounts receivable and periodically writes off receivables when collection is not considered probable. The Company does not charge interest on past due accounts. When uncertainty exists as to the collection of receivables, the Company records an allowance for credit losses and a corresponding charge to credit loss expense. The current year provision for credit losses and write-off for uncollectible amounts included approximately $949,000 in receivables related to JDL that were not included in the sale of assets and were deemed uncollectible during the fourth quarter of 2023. The provision for credit losses is recorded within selling, general and administrative expenses. The following table presents the changes in the allowance for credit losses since adoption at the beginning of the year:

Year Ended December 31
2023
Beginning balance	$108,636
Provision for credit losses	1,069,196
Write off of uncollectible amounts	(1,083,747)
Recoveries	—
Ending balance	$94,085

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $126,990 and $12,000 at December 31, 2023 and 2022, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $397,943 and $99,161 for 2023 and 2022, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the statements of operations.

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

Recoverability of Long-Lived Assets and Intangible Assets

The Company reviews its long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value, determined as the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

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

Cost of Sales

Cost of sales consist of direct and indirect material and labor costs for solar energy system installations as well as warranty costs, permitting fees, financing fees and overhead including costs related to procurement, warehousing and inventory management.

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Employer contributions to the plan in 2023 and 2022 were $140,652 and $60,489, respectively. Additionally, as part of the November 9, 2022 SUNation Acquisition, the Company also acquired the SUNation Solar Systems, Inc. 401(k) Plan. Employer contributions into this plan were $27,656 during the period under Company ownership in 2022 and $176,334 during 2023 until the plan was merged with the Employee Savings Plan on December 1, 2023.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in the statement of operations over the requisite service period (generally the vesting period). The Company recognizes forfeitures as they occur.

Warranty

SUNation warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. SUNation will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. SUNation provides for warranty up to the lifetime of the system on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. SUNation provides extended workmanship warranties to the customer for up to 25 years for the service of inverters, which is reimbursed by the manufacturer.

The Company estimates its warranty obligations upon installation, an expense included in cost of sales, based on management’s best estimate of the probable cost to be incurred in honoring its warranty commitment.

Advertising

Advertising costs are expensed as they are incurred. Advertising expense was $946,379 and $251,335 for the years ended December 31, 2023 and 2022, respectively.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker is comprised of our chief executive officer and chief financial officer. Based on the financial information presented to and reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance, we have determined we have two operating segments, but meet the aggregation criteria in order to aggregate into one reportable segment.

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times amounts on deposit exceed FDIC insurance limits. The Company has limited credit risk in accounts receivable as most contracts are paid through outside customer financing. The Company is not dependent on any single customer and the loss of any customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers for its solar panels and other system components. During the years ended December 31, 2023 and 2022, the top five suppliers collectively accounted for approximately 53% and 60% of the Company’s total accounts payables, respectively.

Net Loss Per Share

Basic net loss per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, stock options, warrants and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the year ended December 31, 2023. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both December 31, 2023 and 2022. Warrants totaling 5,176,471 would have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2023 and 2022 and restricted stock units totaling 785,404 and 687,712 for the years ended December 31, 2023 and 2022, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

Accounting Standards Issued

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. Many of the amendments will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU is effective for fiscal periods beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating this ASU and the impact it may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU and the impact it may have on its financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for accelerated filing companies for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities, including not-for-profit entities, that are adopting the amendments in this ASU should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 in 2023.

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

The merger agreement also included the execution of CVR agreements with holders of record of CSI stock at the close of business on March 25, 2022. Each shareholder of record received one contractual non-transferable CVR per share of common stock held, which entitles the holders of the CVRs to receive a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties, including the sale of JDL and Ecessa, that occur during the period following the closing of the merger and ending initially on March 28, 2024, but was extended through December 31, 2024 by the First Amendment to the Contingent Value Rights Agreement entered into on March 27, 2024. As of the merger date, the fair value of the CVR liability was estimated at $18,277,230, a Level 3 fair value, which was determined based on the provisional fair value of the tangible and definite-lived intangibles assets of CSI discussed below. The CVR liability is adjusted to fair value each reporting period. The Company is required to review the availability of funds for disbursement to CVR holders on a quarterly basis, starting on June 30, 2022. If the funds available are less than $200,000, then the amount gets aggregated with the next payment. During the third quarter of 2022, the Company distributed $3.60 per CVR, or $8,745,628 in total. Remaining legacy assets to be sold include the Company’s legacy CSI subsidiaries, JDL and Ecessa, which are classified as held for sale as of December 31, 2022 and included within discontinued operations.

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

The consolidated financial statements include results of operations of CSI following the consummation of the merger for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31
	2023	2022
Revenue from discontinued operations	$3,414,810	$5,291,492
Net loss from discontinued operations	(1,192,275)	(7,074,184)

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

The consolidated financial statements include results of operations of HEC and E-Gear following the consummation of the HEC Asset Acquisition for the year ended December 31, 2023 and 2022 as follows:

	Year Ended December 31
	2023	2022
Revenue	$27,257,506	$19,843,011
Net income (loss)	844,997	(845,234)

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

The consolidated financial statements include results of operations of SUNation following the consummation of the SUNation Acquisition for the years ended December 31, 2023 and 2022 as follows:

	Year Ended December 31
	2023	2022
Revenue	$52,363,710	$7,617,848
Net income (loss)	1,791,740	(99,522)

Transaction costs related to the merger, the HEC Asset Acquisition and the SUNation Acquisition totaled $2,020 and $1,947,425 incurred during the years ended December 31, 2023 and 2022, respectively, and were recorded in operating expenses within the consolidated statements of operations and comprehensive loss.

Pro Forma Information

The following unaudited pro forma information represents the results of operations as if the Company had completed the merger, the HEC Asset Acquisition and the SUNation Acquisition as of January 1, 2021. The unaudited pro forma financial information below includes adjustments to amortization expense for intangible assets totaling $0 and $1,706,086 and excludes transaction costs totaling $2,020 and $4,208,063 for the years ended December 31, 2023 and 2022, respectively. The unaudited pro forma financial information below is not necessarily indicative of consolidated results of operations of the combined business had the acquisition occurred at the beginning of the respective period, nor is it necessarily indicative of future results of operations of the combined company.

	2023	2022
Net revenue	$79,632,709	$73,990,209
Net loss	(6,937,872)	(357,441)

Earnout Shares

As part of the merger, the Company agreed to issue up to 3.25 million shares of the Company common stock to the holders of pre-merger Pineapple Energy units, subject to meeting certain milestone events (collectively, the “Merger Earnout Shares”). The Merger Earnout Shares are issuable in three tranches. The milestone for the issuance of the first tranche of the Merger Earnout Shares involves repayment of certain of pre-merger Pineapple Energy’s debt obligations within three months of the merger closing, which would result in the issuance of 750,000 shares of the Company’s common stock. This milestone was met at the merger closing and the 750,000 shares of the Company’s common stock were issued and are reflected in the Company’s consolidated statement of stockholders’ equity as of December 31, 2023.

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

The first tranche of 750,000 shares issued of the Company’s common stock is accounted for as permanent equity in accordance with ASC 815-40, and no subsequent remeasurement is required as long as the shares continue to be classified in equity. The shares of the Company’s common stock contingently issuable under the second and third tranches, up to an additional 2.5 million shares of the Company’s common stock are classified as a liability, similar to the accounting for written equity options, which requires an initial measurement of the liability at fair value with subsequent remeasurements to fair value at each reporting date and changes in the fair value recognized in the consolidated statement of operations. As of March 28, 2022, the fair value of the Merger Earnout Shares for the second and third tranches was approximately $4.7 million. The Company utilized a Monte Carlo simulation to determine the fair value of the liability, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As of December 31, 2023 and 2022 the fair value of the Merger Earnout Shares was $0. The Company recognized a gain of $0 and $4,684,000 on the fair value remeasurement of in the years ended December 31, 2023 and 2022, respectively.

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

The following table disaggregates revenue based on type for the years ended December 31, 2023 and 2022:

	Revenue by Type
	2023	2022
Residential contracts	$64,855,898	$25,375,067
Commercial contracts	11,283,903	1,673,403
Service revenue	3,133,865	412,388
Software revenue	347,550	—
Other	11,493	61,241
	$79,632,709	$27,522,099

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations for the years ended December 31, 2023 and 2022:

	2023	2022
Performance obligations satisfied at a point in time	$68,348,806	$25,848,696
Performance obligations satisfied over time	11,283,903	1,673,403
	$79,632,709	$27,522,099

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $57,241 and $1,477,596 at December 31, 2023 and 2022, respectively. Contract liabilities were $2,552,452 and $6,990,538 at December 31, 2023 and 2022, respectively. Due to the shorter-term nature of our contracts, the balances within contract assets and liabilities as of December 31, 2022 has been recognized within cash and revenue, respectively, during the year ended December 31, 2023.

NOTE 5 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31
	2023	2022

Billings to date	$2,131,579	$4,208,409

Costs incurred on uncompleted contracts	1,208,444	1,122,453
Estimated earnings	483,046	380,547
Cost plus estimated earnings	1,691,490	1,503,000

Billings in excess of costs plus estimated earnings on uncompleted contracts	$440,089	$2,705,409

Costs and estimated earnings in excess of billings as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31
	2023	2022

Costs incurred on uncompleted contracts	$119,782	$931,801
Estimated earnings	396,174	513,648
	515,956	1,445,449
Billings to date	458,715	667,964
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,241	$777,485

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

In 2022, the Company entered into operating leases for two office locations, including one in Hawaii in April 2022 and one in New York in November 2022 upon the acquisition of SUNation. In 2022, the Company had also entered into an operating lease for its corporate offices in Minnesota that commenced on January 1, 2023. In March 2023, the Company entered into an operating lease for an additional office location in Florida. These leases have remaining lease terms of 2 to 12 years. One lease includes a 3% rent adjustment on each anniversary of the lease, another includes a fixed annual rent adjustment of $6,840, another includes an annual 3% rent adjustment after two years and the other a 4% annual rent adjustment. As of December 31, 2023, total ROU assets and operating lease liabilities were $4,516,102 and $4,587,247, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2023 and 2022, the Company recognized $718,441 and $212,000 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2023	2022
Cash paid for operating leases	$662,561	$196,258
Right-of-use assets obtained in exchange for new operating lease obligations (1)	$753,972	$4,289,358

	As of December 31
	2023	2022
Weighted-average remaining lease term	9.6 years	11.5 years
Weighted-average discount rate	7.0%	6.4%

(1)Includes $1,687,334 for operating leases entered into in 2022 and $2,602,024 for operating leases acquired as part of the SUNation Acquisition.

Maturities of lease liabilities as of December 31, 2023 were as follows:

2024	$686,964
2025	702,653
2026	676,882
2027	670,421
2028	525,127
Thereafter	3,050,540
Total lease payments	6,312,587
Less imputed interest	(1,725,340)
Total operating lease liabilities	$4,587,247

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

The assets and liabilities of the discontinued operations that are classified as held for sale are as follows:

	December 31, 2023	December 31, 2022
Trade accounts receivable, net	$—	$752,420
Inventories, net	—	145,808
Other current assets	—	255,871
Total current assets	$—	$1,154,099

Property, plant, and equipment, net	$—	$69,270
Right of use asset	—	46,025
Intangible assets	—	2,110,550
Goodwill	—	45,688
Total noncurrent assets	$—	$2,271,533

Total assets held for sale	$—	$3,425,632

Accounts payable	$—	$381,992
Accrued compensation and benefits	—	184,585
Operating lease liability	—	50,170
Other accrued liabilities	—	10,727
Deferred revenue	—	533,685
Total current liabilities	$—	$1,161,159

Deferred revenue	$—	$250,875
Total noncurrent liabilities	$—	$250,875

Total liabilities held for sale	$—	$1,412,034

The financial results of the discontinued operations are as follows:

	Year Ended December 31
	2023	2022
Sales	$3,414,810	$5,291,492
Cost of sales	2,444,014	3,798,807
Selling, general and administrative expenses	916,911	1,295,120
Amortization expense	—	496,450
Transaction costs	14,426	53,361
Goodwill impairment loss	—	6,718,612
Restructuring expenses	56,717	—
Loss on sale of assets	1,190,002	—
Operating loss before income taxes	(1,207,260)	(7,070,858)
Income tax (benefit) expense	(14,985)	3,326
Net loss from discontinued operations	$(1,192,275)	$(7,074,184)

During the year ended December 31, 2023, the Company recorded $56,717 in restructuring expenses, which consisted of severance and related benefits costs. The Company paid $56,717 in restructuring charges in 2023 and had no restructuring accruals recorded at December 31, 2023.

NOTE 8 –RESTRICTED CASH EQUIVALENTS AND INVESTMENTS

The following tables show the Company’s restricted cash equivalents and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash equivalents or short and long-term investments as of December 31, 2023 and 2022.

December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Restricted Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$1,799,357	$—	$—	$1,799,357	$1,799,357	$—	$—
Total	$1,799,357	$—	$—	$1,799,357	$1,799,357	$—	$—

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash equivalents:
Money Market funds	$978,462	$—	$—	$978,462	$978,462	$—	$—
Subtotal	978,462	—	—	978,462	978,462	—	—

Investments:
Corporate Notes/Bonds	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—
Subtotal	2,715,607	—	(48,841)	2,666,766	—	2,666,766	—

Total	$3,694,069	$—	$(48,841)	$3,645,228	$978,462	$2,666,766	$—

The Company recognized $38,419 and $0 in gross realized gains during the years ended December 31, 2023 and 2022, respectively.

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

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2023	2022
Leasehold improvements	3-12 years	751,025	686,840
Machinery and equipment	3-15 years	1,182,664	544,479
Furniture and fixtures	3-10 years	93,013	57,753
		2,026,702	1,289,072
Less accumulated depreciation		(514,824)	(98,140)
		$1,511,878	$1,190,932

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 by reporting unit are as follows:

	HEC	SUNation	Total
January 1, 2022	$—	$—	$—
Acquisition	9,829,212	10,716,638	20,545,850
December 31, 2022	$9,829,212	$10,716,638	$20,545,850

December 31, 2023	$9,829,212	$10,716,638	$20,545,850

Gross goodwill	9,829,212	10,716,638	20,545,850
Balance at December 31, 2023	$9,829,212	$10,716,638	$20,545,850

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(7,729,549)	$14,458,333
Developed technology	4 years	2,400,000	(1,050,000)	1,350,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(9,379,549)	$15,808,333

		December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(4,141,072)	$18,046,810
Developed technology	4 years	2,400,000	(450,000)	1,950,000
Backlog	1 year	600,000	(50,000)	550,000
		$25,187,882	$(4,641,072)	$20,546,810

Amortization expense on these identifiable intangible assets was $4,738,477 and $3,133,460 for the years ended December 31, 2023 and 2022, respectively. The weighted average remaining useful life at December 31, 2023 was 6.1 years. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2024	$2,837,500
2025	2,837,500
2026	2,387,500
2027	2,237,500
2028	2,237,500
Thereafter	3,270,833
Total	$15,808,333

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

At December 31, 2023 and 2022, the combined loan and accrued interest balance was $497,052 and $1,428,685, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $853,809 and $151,024 for the years ended December 31, 2023 and 2022, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

Interest expense was $0 and $13,977 for the years ended December 31, 2023 and 2022, respectively.

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

SUNation Short-Term and Long-Term Notes

As discussed in Note 3, Business Combinations, the Company entered into Short-Term and Long-Term Notes in connection with the SUNation Acquisition on November 9, 2022. The $5,000,000 Short-Term Note was secured by a pledge by the Company and Merger Sub of the equity of SUNation purchased under the Transaction Agreement and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note was paid in full. On June 1, 2023, the Company used funds from the Decathlon Financing to repay the Short-Term Note in full. The repayment of Short-Term Note has been recorded as a debt extinguishment as the Company is relieved of its obligation under the Short-Term Note and the related pledge by the Company of the equity of SUNation to secure the repayment of the Short-Term Note has been terminated. Since the Short-Term Note was with a related party, the Company recorded a capital contribution of $36,291 based on the difference between the carrying amount and reacquisition price of the Short-Term Note.

The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

The balance of the Long-Term Note recorded at December 31, 2023 and 2022 was $5,499,716 and $4,917,879, respectively. Interest and accretion expense related to the notes totaled $779,489 and $144,645 for the years ended December 31, 2023 and 2022, respectively.

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

The Decathlon Fixed Loan is repayable in fixed monthly payments, which generally aggregate to $960,000 that was paid in 2023, $2,220,000 payable in 2024, $2,580,000 payable in 2025, $2,760,000 payable in 2026 and $3,480,000 payable in 2027 to the maturity date. All outstanding advances and interest under the Loan Agreement are due at maturity on June 1, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest accrues on the amounts advanced pursuant to the Loan Agreement at such rate as is necessary to generate an amount equal to the Minimum Interest, which is defined in the Loan Agreement as the following multiple of the advanced amount depending on the period during which all amounts due under the Loan Agreement are paid: (i) 0.25 times if on or before 12 months after the Effective Date; (ii) 0.35 times if after 12 months and on or before 24 months after the Effective Date; (iii) 0.50 times if after 24 months and on or before 36 months after the Effective Date; and 0.60 times if after 36 months after the Effective Date. The Company may at its option prepay the advance(s) and accrued but unpaid interest from time to time without penalty or premium (other than payment of the Minimum Interest).

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At December 31, 2023, the combined loan and accrued interest balance was $7,408,925 and the unamortized debt issuance costs balance was $280,856. The Company recorded interest expense of $936,135 for the year ended December 31, 2023.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at December 31, 2023 and 2022 was $333,717 and $168,184, respectively. Interest expense was $16,047 and $1,271 for the years ended December 31, 2023 and 2022, respectively.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at December 31, 2023 and 2022 was $1,656,416 and $1,887,616, respectively. Interest expense was $58,030 and $14,726 for the years ended December 31, 2023 and 2022, respectively.

Future Minimum Principal Payments

Future minimum principal payments under the aforementioned loans and notes for the next five years are as follows:

2024	$4,327,692
2025	4,929,586
2026	2,744,899
2027	3,860,342
2028	315,796
Thereafter	389,437

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of December 31, 2023 and 2022 of $46,448 and $116,710, respectively.

Related party payables

As part of the SUNation Acquisition, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during 2023, leaving no remaining balance at December 31, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company. See further information regarding these leases within Note 6, Leases.

NOTE 13 – SHARE BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. On December 7, 2022, the Company’s shareholders approved an amendment to the 2022 Plan, which authorizes issuance of up to 1,250,000 shares of common stock. At December 31, 2023, 212,057 shares had been issued under the 2022 Plan, 640,854 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 397,089 shares were available for future awards. RSUs granted to employees generally vest over three years, with one-third vesting each year and RSUs granted to non-employee directors vest over one year.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 82,278 RSUs in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 134,546 RSUs in connection with the hiring of Senior Vice Presidents in connection with the SUNation Acquisition.

Restricted Stock Units

The following table summarizes the changes in the number of restricted stock units under the 2022 Equity Incentive Plan and inducement awards over the period from December 31, 2021 to December 31, 2023:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2021	—	$—
Granted	687,712	2.58
Vested	—	—
Forfeited	—	—
Outstanding – December 31, 2022	687,712	2.58
Granted	408,786	1.39
Vested	(284,331)	2.46
Forfeited	(26,763)	2.00
Outstanding – December 31, 2023	785,404	2.02

The grant date fair value is calculated based on the Company’s closing stock price as of the grant date.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2023 and 2022 was $1,212,956 and $309,205 respectively. Unrecognized compensation expense related to outstanding RSUs was $781,041 at December 31, 2023 and is expected to be recognized over a weighted-average period of 2.0 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The

ESPP is considered compensatory under current Internal Revenue Service rules. At December 31, 2023, 415,005 shares remained available for purchase under the ESPP. The first plan phase commenced on January 1, 2023 and 84,995 shares were purchased during 2023.

Employee Stock Ownership Plan (ESOP)

The Company has an Employee Stock Ownership Plan under Legacy CSI. Under the conditions of the merger, this plan has been suspended for future contributions. At December 31, 2023, the ESOP held 126,904 shares of the Company’s common stock, all of which have been allocated to the accounts of eligible employees.

NOTE 14 – EQUITY

Convertible Preferred Stock and Warrants

On June 28, 2021, the Company entered into a securities purchase agreement (“SPA”) in which, subsequent to the closing of the merger, the Company would authorize the issuance and sale of 25,000 restricted shares of Series A Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock”), to certain investors in a private offering (“PIPE Investors”).  On September 15, 2021, the Company amended the SPA to issue 32,000 restricted shares of Convertible Preferred Stock, to the PIPE Investors for $32.0 million in cash.  This Convertible Preferred Stock is convertible into underlying shares of the Company’s common stock at any time after the issuance date at the option of the PIPE Investors, subject to certain restrictions, and has a liquidation preference over the Company’s common stock.  The Convertible Preferred Stock may be converted by the Company to common stock upon meeting certain market conditions, of which none had been met as of December 31, 2022, and may be redeemed by the Company for cash upon delivery of written notice for a redemption price as defined in the SPA.  The PIPE Investors in the Convertible Preferred Stock were granted certain registration rights as set forth in the SPA.  Holders of the Convertible Preferred Stock have no voting rights and while the Convertible Preferred Stock has no dividend preference over common stock, it does participate in the dividend with the common stock.

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

These Convertible Preferred Stock and PIPE Warrants were issued on March 28, 2022 upon the consummation of the merger.  As of December 31, 2022, there were 3,000,000 shares of Convertible Preferred Stock authorized and 28,000 shares of Convertible Preferred Stock issued and outstanding.  No PIPE Warrants were exercised prior to December 31, 2023. All PIPE Warrants remained outstanding as of December 31, 2023.

The proceeds from the issuance of Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. As of March 28, 2022, the fair value of the Convertible Preferred Stock was estimated at $756.06 per share with a total fair value recognized in the consolidated financial statements of approximately $24.2 million.  The fair value of the PIPE Warrants was estimated at $3.32 per share with a total fair value of approximately $7.8 million.  The Company utilized a Monte Carlo simulation to determine the fair value of these instruments, which included the following significant assumptions: the expected volatility, risk-free rate, expected annual dividend yield, and expected conversion dates. The Convertible Preferred Stock is reported as part of permanent equity in the consolidated balance sheet and consolidated statement of stockholders’ equity as of December 31, 2023 and 2022. The PIPE Warrants were determined to be equity-classified and the fair value of $7.8 million was recognized in additional paid-in capital as of December 31, 2022.  In addition, approximately $2.0 million and $0.7 million of offering costs were recorded as a reduction to the carrying values of the Convertible Preferred Stock and PIPE Warrants, respectively. As a result of certain Convertible Preferred Stock modifications, an increase of $13.2 million in the Convertible Preferred Shares was recognized as a deemed dividend (see “Preferred Stock Modifications” below) as of December 31, 2023. As a result of certain PIPE Warrant modifications, an increase of $3.6 million in the PIPE Warrants was recognized as a deemed dividend (see “Warrant Modifications” below) as of December 31, 2023.

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

NOTE 15 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2023	2022
Current year income taxes :
Federal	$17,622	$—
State	59,975	12,237
	77,597	12,237
Deferred income taxes:
Federal	$41,579	$—
	41,579	—

Income tax expense	$119,176	$12,237

The Company’s Austin Taylor Communications, Ltd. unit operated in the United Kingdom (U.K.) and is subject to U.K. rather than U.S. income taxes. Austin Taylor had no activity in 2023 and 2022. At the end of 2023, Austin Taylor’s net operating loss carry-forward was $7,462,000. The Company remains uncertain whether it will be able to generate the future income needed to realize the tax benefit of the carry-forward. Accordingly, the Company has continued to maintain its deferred tax valuation allowance against any potential carry-forward benefit from Austin Taylor.

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2023	2022
Tax at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	4.4	(5.3)
Other nondeductible items	2.1	31.2
Change in valuation allowance	(30.0)	(44.1)
Other	0.5	(3.2)
Effective tax rate	(2.0)%	(0.4%)

Deferred tax assets and liabilities as of December 31 related to the following:

	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$24,266	$47,353
Inventory	32,768	30,528
Accrued and prepaid expenses	131,692	184,418
Lease liability	1,183,679	1,055,975
Domestic net operating loss carry-forward	5,308,336	4,612,193
Other stock compensation	214,248	82,973
Intangible assets	214,600	—
Foreign net operating loss carry-forwards and credits	1,451,985	1,451,985
Federal and state credits	357,430	366,964
Other	1,378,936	786,904

Gross deferred tax assets	10,297,940	8,619,293
Valuation allowance	(8,970,982)	(6,560,649)

Net deferred tax assets	1,326,958	2,058,644

Deferred tax liabilities
Depreciation	(203,210)	(154,507)
Intangible assets	—	(853,130)
Lease right-of-use asset	(1,165,327)	(1,051,007)

Net deferred tax liability	(1,368,537)	(2,058,644)

Total net deferred tax liability	$(41,579)	$—

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $8,970,982 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The valuation allowance increased by $2,410,333 from December 31, 2022 to December 31, 2023. The Company continues to reassess the ability to realize the valuation allowance and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2023, the Company had approximately $19,300,602 of federal net operating loss carryforwards available to reduce future taxable income. Of the federal total net operating loss carryforwards, $5,852,041 begins to expire in 2035 and $13,448,561 may be carried forward indefinitely. The Company also had state and local net operating loss carryforwards that will begin to expire in 2035. Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss carryforwards and other tax attributes following a change of ownership or failure of continuity of business. Based on our analysis under Section 382, we believe that certain tax attributes will be subject to a limitation and will not be available for future periods. Management will continue to evaluate the limitation under Section 382 and does not expect a material impact because of the valuation allowance against the net deferred tax asset.

At December 31, 2023, the Company has an estimated federal research and development credit carryforward of approximately $220,000 and a state research and development credit carryforward of approximately $387,000. The utilization of these credits may be limited under the provisions of Section 383 of the Internal Revenue Code and similar state statutes. Section 383 governs the utilization of tax attribute carryforwards such as the research and development credit in the event of a change in control of the Company, such as that which occurred as of March 28, 2022. Credits not used to reduce taxes are available to be carried forward.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2023	2022
Uncertain tax positions – January 1	$75,347	$—
Opening balance sheet	—	112,850
Gross decreases - current period tax positions	(32,319)	(37,503)
Uncertain tax positions – December 31, 2023	$43,028	$75,347

Included in the balance of uncertain tax positions at December 31, 2023 are $43,028 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $7,560 in the next twelve months as a result of the statute of limitations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2023. The Company’s 2023 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

The Company is subject to taxation by the United States, foreign and state and local jurisdictions. In general, the Company’s tax years 2019 through 2022 remain open to assessment.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are summarized below.

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$1,799,357	$—	$—	$1,799,357
Subtotal	1,799,357	—	—	1,799,357

Liabilities:
Contingent value rights	—	—	(1,691,072)	(1,691,072)
Earnout consideration	—	—	(3,500,000)	(3,500,000)
Subtotal	—	—	(5,191,072)	(5,191,072)

Total	$1,799,357	$—	$(5,191,072)	$(3,391,715)

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$978,462	$—	$—	$978,462
Subtotal	978,462	—	—	978,462

Short-term investments:
Corporate Notes/Bonds	—	2,666,766	—	2,666,766
Subtotal	—	2,666,766	—	2,666,766

Liabilities:
Contingent value rights	—	—	(7,402,714)	(7,402,714)
Earnout consideration	—	—	(2,150,000)	(2,150,000)
Subtotal	—	—	(9,552,714)	(9,552,714)

Total	$978,462	$2,666,766	$(9,552,714)	$(5,907,486)

The estimated fair value of the CVRs as of December 31, 2023 and 2022 was $1,691,072 and $7,402,714, respectively, as noted above. The Company recorded a net $2,674,966 gain on the fair value remeasurement of the CVRs in 2023 related to the loss on the sale of the JDL and Ecessa assets offset with a $250,000 gain on an earnout payment realized in the first quarter of 2023 related to legacy CSI’s sale of its Electronics and Software segment in 2021. The Company paid $3,036,676 in CVR distributions during the fourth quarter of 2023. The Company recorded a net $2,125,949 gain on the fair value remeasurement of the CVRs in 2022 related to a decrease in the fair value of the JDL and Ecessa assets and a loss on held for sale assets sold in the second quarter of 2022, offset by a gain on an earnout payment realized in the second quarter of 2022 related to legacy CSI’s sale of its Electronics and Software segment in 2021. The Company paid $8,745,628 in CVR distributions during the third quarter of 2022.

The estimated fair value of all earnout consideration as of December 31, 2023 and 2022 was $3,500,000 and $2,150,000, respectively, all attributed to the earnout consideration related to the SUNation Acquisition. Included in the $3,500,000 at December 31, 2023 is $2,500,000 related to the first earnout period recorded in current liabilities and $1,000,000 related to the second earnout period, which is recorded in long-term liabilities. As noted in Note 3, Business Combinations, the Company recorded a liability of $4,684,000 for earnout shares to holders of certain pre-merger Pineapple Energy shareholders and a liability of $2,150,000 in earnout consideration related to the SUNation Acquisition in the respective opening balance sheets. As described in Note 3, Business Combinations, the estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $0 and $4,684,000 during the years ended December 31, 2023 and 2022, respectively, related to the remeasurement of the value of the liability for the earnout shares. The Company recorded a remeasurement loss of $1,350,000 related to the remeasurement of the value of the liability for SUNation

Acquisition earnout consideration during 2023. There was no remeasurement adjustment to the SUNation Acquisition earnout consideration during 2022.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the year ended December 31, 2023.

NOTE 17 – GOING CONCERN

The Company’s financial statements as of December 31, 2023 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $1.8 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to make the first SUNation earnout payment in the second quarter of 2024 or the first principal payment of the Long-Term Note due on November 9, 2024, factors which raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 18 – SUBSEQUENT EVENTS

On February 5, 2024, we entered into a securities purchase agreement with certain institutional investors (the “Purchasers”) for the sale by the Company of 2,702,703 shares of our common stock, in a registered direct offering (the “Direct Offering”). The Purchasers in this offering agreed to purchase, and the Company agreed to sell, such shares at a purchase price per share of $0.37. The sale closed on February 7, 2024 for an aggregate gross proceeds of $1.0 million. In connection with the Direct Offering, the Company also entered into a Limited Waiver and Amendment (the “Waiver”), dated February 5, 2024, with the Purchasers with respect to up to 50% of the shares of Series A convertible preferred stock issued pursuant to the Certificate of Designation of Preferences, Rights and Limitations of our Series A convertible preferred stock, previously filed with the State of Minnesota on March 25, 2022 (the “Certificate of Designation”). The Certificate of Designation and the Company’s outstanding common stock purchase warrants, dated March 22, 2022, have anti-dilution provisions that would increase the number of shares issuable upon conversion or exercise, and lower the conversion or exercise price of our Series A convertible preferred stock and our common stock purchase warrants, respectively, if the Company issues equity securities at a price less than the current conversion or exercise price of our Series A convertible preferred stock and our common stock purchase warrants, respectively, at the time of such issuance. The anti-dilution provisions of the Certificate of Designation and our common stock purchase warrants reset (a) the conversion price of our Series A convertible preferred stock to the lower of the effective price per share of the subsequent equity sale or the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the public announcement of the execution of the dilutive issuance and (b) the exercise price of our common stock purchase warrants to the lower of the effective price per share of the subsequent equity sale or the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the public announcement of the execution of the dilutive issuance with the number of shares of the common stock issuable under our common stock purchase warrants increasing such that the aggregate exercise price payable under our common stock purchase warrants, after taking into account the decrease in the exercise price, is equal to the aggregate exercise price prior to the anti-dilution adjustment.

As a result of the Direct Offering and in accordance the anti-dilution provisions of the Certificate of Designation and our common stock purchase warrants, the conversion price of our Series A convertible preferred stock and the exercise price of our common stock purchase warrants would adjust to the lower of (i) $0.37 or (ii) the lowest volume weighted average price of our common stock during the five consecutive trading days immediately following the public announcement of the Direct Offering and the number of shares of the Common Stock issuable under our common stock purchase warrants would increase proportionally. In connection with the Waiver, the Purchasers agreed to a floor of $0.14 with respect to the adjustment set forth in clause (ii) above. In connection with the Waiver, the Purchasers also agreed to waive future anti-dilution protection with respect to 50% of the shares of our Series A convertible preferred stock held by such Purchaser as of the date of the Waiver and the Company agreed to extend the term of our common stock purchase warrants until March 28, 2029.

On October 27, 2023, Pineapple Energy Inc. (the "Company") received a notice from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market ("Nasdaq") informing the Company that because the closing bid price for the Company's common stock listed on Nasdaq was below $1.00 per share for the last 31 consecutive business days, the Company did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the "Minimum Bid Price Rule"). In accordance with Nasdaq's Listing Rules, the Company has a period of 180 calendar days, or until April 24, 2024, to regain compliance with the Minimum Bid Price Rule.

On February 27, 2024, the Staff issued another notice (the "February Notice") notifying the Company that the Company's common stock had a closing bid price of $0.10 or less for 10 consecutive trading days (February 12, 2024 to February 26, 2024). Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the "Low Priced Stock Rule"). As a result, the Staff had determined to delist the Company's securities from Nasdaq effective as of the opening of business on March 7, 2024, unless the Company requests an appeal before the Nasdaq Hearings Panel (the "Panel") of the Staff's determination by March 5, 2024, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

The Company requested a hearing before the Panel to appeal the February Notice, and Nasdaq has scheduled the hearing for April 30, 2024. Accordingly, the delisting action has been stayed, pending a final written decision by the Panel. There can be no assurance that the hearing will occur, that a favorable decision will be obtained if the hearing is held, that the Panel will grant any request for an extension period within which to regain compliance, or that the Company will be able meet the continued listing requirements during any compliance period or in the future.

On March 27, 2024, the Company, Equiniti Trust Company, as Rights Agent and the CVR holders’ representative entered into the First Amendment to the Contingent Value Rights Agreement which extends the term of the CVR agreement from March 28, 2024 to December 31, 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023, due to material weaknesses in the Company’s internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal control over financial reporting due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution of internal controls. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan

To address the material weaknesses in our internal control over financial reporting, the Company is in the process of formalizing a remediation plan that will address our limited resources and also includes implementing a new Enterprise Resource Planning (“ERP”) system which provides the necessary control environment to help mitigate the potential for misstatements in financial reporting, including but not limited to segregation of duties, user permission and access controls, and automated processes. While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of time. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Changes in Internal Control

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

In addition, the Company is reporting the following information in this Annual Report on Form 10-K in lieu of filing a Form 8-K under Item 1.01:

On March 27, 2024, the Company, Equiniti Trust Company, as Rights Agent, and the CVR holders’ representative, entered into a First Amendment (the “First Amendment") to Contingent Value Rights Agreement dated March 25, 2022 (the “CVR Agreement”). The First Amendment extended the term of the CVR Agreement from March 28, 2022 to December 31, 2024, and provides for the Company to pay $25,000 to the CVR holders’ representative from funds available for distribution to the holders of the CVRs as compensation for services during the extended term.

The foregoing description of the First Amendment is not complete and is qualified by reference to the full text of the First Amendment, a copy of which is filed herewith as Exhibit 10.46 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2023.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Delinquent Section 16(a) Reports” in the Company’s 2024 Proxy Statement, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2023.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2023.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the information to be included in the 2024 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2023.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of Pineapple Energy Inc. and subsidiaries appear at pages 33 to 69 herein:

•Report of Independent Registered Public Accounting Firm

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2023 and 2022

•Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

•Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1		Fourth Amended and Restated Articles of Incorporation, as amended through January 30, 2024	Filed as Exhibit 3.2 to the Form 8-K filed on February 5, 2024 and incorporated herein by reference.
3.2		Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022)	Filed as Exhibit 3.2 to the Form 8-K filed on April 13, 2022 and incorporated herein by reference.
3.3		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Included in Exhibit 3.1.
4.1		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.2		Amended and Restated Registration Rights Agreement between Communications Systems, Inc. and PIPE Investors	Filed as Exhibit 4.3 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.

4.3		Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.4		Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
10.1	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.
10.2	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.
10.3	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 20, 2012 and incorporated herein by reference.
10.4	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
10.5	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan, as amended	Filed as Appendix B to the 2023 Annual Meeting of Shareholders on Schedule 14A filed on November 3, 2023 and incorporated herein by reference.
10.6	*	Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.
10.7		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
10.8		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.9		Form of Lock-up Agreement by and among Communications Systems, Inc., certain directors, officers and shareholders of Communications Systems, Inc., and the PIPE Investors	Filed as Exhibit 10.2 to the Form 8-K filed on June 29, 2021 and incorporated herein by reference.
10.10	#	Asset Purchase Agreement dated March 1, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.13 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.11		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.12		Working Capital Loan and Security Agreement dated as of January 8, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.15 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.13	*	Employment Agreement dated February 10, 2021 by and between Pineapple Energy LLC and Kyle Udseth.	Filed as Exhibit 10.17 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.14	#

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

Filed as Exhibit 10.5 to Form 8-K filed on June 15, 2022 and incorporated herein by reference.
10.42		Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.43		Memorandum Agreement Related to Sale of 10900 Red Circle Property dated June 10, 2022 between the Company and Richard Primuth.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 22, 2022 and incorporated herein by reference.
10.44		Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance, LLC	Filed as Exhibit 10.1 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.45		Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent	Filed as Exhibit 10.2 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.46

First Amendment to Contingent Value Rights Agreement, dated March 27, 2024, by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm	Filed herewith.
24		Power of Attorney	Included on the signature page.
31.1		Certification of Chief Executive Officer	Filed herewith.
31.2		Certification of Chief Financial Officer	Filed herewith.

32	Certification under USC § 1350	Filed herewith.
97	Pineapple Energy Inc. Compensation Recovery Policy	Filed herewith.
101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Pineapple Energy Inc.
	By	/s/ Kyle Udseth
Kyle Udseth
Date: April 1, 2024		Chief Executive Officer

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

Signature	Title	Date

/s/ Kyle Udseth	Chief Executive Officer (Principal Executive Officer),	April 1, 2024
Kyle Udseth	Director
/s/ Eric Ingvaldson	Chief Financial Officer (Principal Financial Officer)	April 1, 2024
Eric Ingvaldson
/s/ Kristin A. Hlavka	Corporate Controller (Principal Accounting Officer)	April 1, 2024
Kristin A. Hlavka
/s/ Marilyn Adler	Director	April 1, 2024
Marilyn Adler
/s/ Thomas J. Holland	Director	April 1, 2024
Thomas J. Holland
/s/ Scott Honour	Director	April 1, 2024
Scott Honour
/s/ Roger H.D. Lacey	Director	April 1, 2024
Roger H.D. Lacey
/s/ Scott Maskin	Director	April 1, 2024
Scott Maskin
/s/ Randall D. Sampson	Director	April 1, 2024
Randall D. Sampson