Form 10-K/A
period 2023-12-31
Pineapple Energy Inc.
filed 2024-04-29
CIK 22701

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

As of April 25, 2024 there were outstanding 90,150,718 shares of the Registrant’s common stock.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Pineapple Energy Inc. (herein referred to as “Pineapple,” “PEGY,” “our,” “we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

Marilyn Adler, age 58, has served on our Board of Directors since March 2022. Ms. Adler is a founder of Mizzen Capital, a private credit fund, and has been a Managing Partner there since March 2019. Prior to launching Mizzen Capital, Ms. Adler held senior management roles with several Small Business Investment Company (“SBIC”) funds, including Medley SBIC LP from September 2012 to March 2019, Sunrise Equity Partners LP from September 2003 to September 2012 and Hudson Venture Partners LP from 1997 to 2002. Prior to that, she worked at Teachers Insurance and Annuity Association, a Fortune 100 financial services organization, in the fixed income group from September 1991 to June 1994 and at Donaldson, Lufkin & Jenrette, an investment bank, from September 1987 to June 1989. Ms. Adler was also a Board Member of the Small Business Investor Alliance from 2014 to 2019. Ms. Adler earned an MBA from The Wharton School of the University of Pennsylvania in 1991 and a B.S. with distinction from Cornell University in 1987. We believe that Ms. Adler is qualified to serve on our Board of Directors due to her business and management experience.

Thomas J. Holland, age 62, has served on our Board of Directors since March 2022. Mr. Holland is currently the Chief Operating Officer of Homebound Inc., a California-based housing company, and has been in such role since November 2021. He was previously a partner at Bain & Company, Inc., a management consulting firm, (“Bain & Company”) from September 2018 to November 2021. From December 2016 to December 2017, Mr. Holland was the CEO of Century Snacks, LLC, a California-based food manufacturing company. From March 2014 to December 2015, Mr. Holland served as the President of SunRun Inc., a provider of residential solar panels and home batteries (“SunRun”), and he was the Chief Operating Officer of SunRun from August 2013 to March 2014. Prior to that, he was a partner at Bain & Company from December 1989 to July 2013. Mr. Holland holds a B.S. in Civil Engineering from the University of California, Berkeley and an M.B.A. from the Stanford Graduate School of Business. We believe that Mr. Holland is qualified to serve on our Board of Directors due to his management experience across a variety of industries.

Scott Honour, age 57, has served on our Board of Directors since March 2022. Mr. Honour is Managing Partner of Northern Pacific Group, a Wayzata, Minnesota based private equity firm, where he has served since 2012. Mr. Honour also serves as Chairman of Perception Capital Corp. III (Nasdaq: PFTA), as Chairman of RCF Acquisition Corp. (NYSE: RCFA) and as a director of Spectair, Inc. (Nasdaq: SPEC). Within the past five years, Mr. Honour served as a director of Sustainable Opportunities Acquisition Corp. (Nasdaq: SOAC), Appreciate Holdings, Inc. (Nasdaq: SFR), and EVO Transportation & Energy Services (OTC: EVOA). From 2002 to 2012, he was Senior Managing Director of The Gores Group, a Los Angeles based private equity firm with $4 billion of capital under management. Prior to that, Mr. Honour was a Managing Director at UBS Investment Bank from 2000 to 2002 and an investment banker at DLJ from 1991 to 2000. He began his career at Trammell Crow Company in 1988. Mr. Honour also co-founded YapStone, Inc. in 1999. Mr. Honour holds a BS in business administration and a BA in economics from Pepperdine University and an MBA in finance and marketing from the Wharton School of the University of Pennsylvania. We believe that Mr. Honour is qualified to serve on our Board of Directors due to his business and board experience.

Roger H.D. Lacey, age 73, has been a director of Communications Systems, Inc. (“CSI”) since 2008 and a director of ours, and our chairman, since the merger of the Company and CSI (the “Merger”) in March 2022. Mr. Lacey served as CSI’s chief executive officer from February 2015 until November 30, 2020, and served as the executive chairman of CSI’s board of directors beginning in December 2018. He also assumed the additional role of interim chief executive officer of CSI on August 2, 2021 through March 28, 2022. Mr. Lacey also served as interim chief executive officer of CSI from June 2014 until February 2015. Mr. Lacey was senior vice president of strategy and corporate development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s chief strategy officer and head of global mergers and acquisitions from 2000 to 2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as division vice president of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. In addition, he is a board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm, where he is a Board member of WTB, a private Utilities services company, and Cambek, a leading manufacturer of specialty wood construction products. He was formerly a member of the board of governors for Opus Business School, University of St. Thomas; a former visiting professor of strategy and corporate development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former vice chair of Abbott Northwestern Hospital Foundation. We believe that Mr. Lacey is qualified to serve on our Board of Directors due to his unique perspective that combines familiarity with key technology markets around the world combined with deep experience in strategic planning and business development.

Scott Maskin, age 60, has served on our Board of Directors since November 2022 and as our Senior Vice President and General Manager, New York Division since November 2022. Mr. Maskin is the co-founder of SUNation Energy, and served as its chief executive officer since its inception in June 2003 until the Company’s acquisition of SUNation in November 2022. Previously Mr. Maskin developed nearly 20 years of experience on electrical and contracting work on commercial and residential properties and has a Master Electrician’s license. We believe Mr. Maskin is qualified to serve on our Board of Directors due to his extensive experience and knowledge in the industry, particularly related to solar and battery energy storage systems for residential and small commercial customers.

Randall D. Sampson, age 66, has been a CSI director since 1999 and a director of ours since the Merger in March 2022. Mr. Sampson was the Lead Independent Director from December 2018 until the Merger in March 2022. Since 1994 Mr. Sampson has held the positions of president and chief executive officer, and a board member of Canterbury Park Holding Corporation (“CPHC”). Since 2022 he has also served as Chairman of the Board. CPHC is a public company (Nasdaq: CPHC) based in Shakopee, Minnesota that re-opened a failed pari-mutuel race track and stimulated the revival of Minnesota’s horse breeding and racing industries. Under his leadership, the Canterbury Park Racetrack has become a unique, family-friendly venue for live horse races and other entertainment, as well as pari-mutuel and card club wagering. Before becoming one of the three co-founders of CPHC in 1994, and after graduating from college with a degree in accounting, Mr. Sampson worked for five years in the audit department of a large public accounting firm where he earned his CPA certification, subsequently gained experience as a controller of a private company, served as a chief financial officer of a public company and managed Sampson family interests in horse breeding and training. We believe that Mr. Sampson is qualified to serve on our Board of Directors due to the challenging nature of Canterbury Park’s business which has demanded from its CEO an entrepreneurial mindset, attention to expense control, continuous innovation in marketing, and attention to the needs of customers.

Kyle Udseth, age 43, has been a director of ours since March 2022 and our Chief Executive Officer since March 2022. Mr. Udseth founded Pineapple LLC in 2020 and served as its chief executive officer and on its board of managers since its inception. Prior to founding Pineapple LLC, Mr. Udseth served in various executive roles at leading national residential solar companies starting in 2015, such as: vice president of sales at Sungevity from August to November of 2020, senior director of marketing and customer experience at Sunnova from October of 2018 to August of 2020, and head of customer marketing at Sunrun from August of 2015 to September of 2018. Mr. Udseth holds a bachelor’s degree in economics from Carleton College and an MBA from the Stanford Graduate School of Business. We believe that Mr. Udseth is qualified to serve on our Board of Directors due to his business experience and management background.

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

Meetings of the Board of Directors

Our Board of Directors held five meetings during 2023. The independent directors regularly hold executive sessions at meetings of our Board of Directors.

During 2023, each of the directors then in office attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which such director then served. Each of our directors is expected to make a reasonable effort to attend our annual meetings of shareholders. Of our directors then in office, Messrs. Lacey, Udseth, Sampson, and Maskin and Ms. Adler attended the 2023 Annual Meeting of Shareholders, which was held virtually.

Committees of the Board of Directors

The Company has three standing committees of the Board of Directors: the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit and Finance Committee

The members of the Audit and Finance Committee are Randall D. Sampson (Chair), Marilyn S. Adler and Scott Honour. Our Board of Directors has determined that each member of the Audit and Finance Committee is independent under applicable SEC rules and Nasdaq listing standards. Our Board of Directors has determined that Mr. Sampson is an audit committee financial expert, as defined under the applicable rules of the SEC. Each of the members of our Audit and Finance Committee meets the requirements for financial literacy and possesses the financial qualifications required under applicable SEC rules and Nasdaq listing standards. The Audit and Finance Committee met six times during 2023.

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

Compensation Committee

The members of the Compensation Committee are Thomas J. Holland (Chair), Marilyn S. Adler and Randall D. Sampson. Our Board of Directors has determined that each member of the Compensation Committee is independent under applicable SEC rules and Nasdaq listing standards. The Compensation Committee met three times during 2023.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Scott M. Honour (Chair) and Marilyn S. Adler. Our Board of Directors has determined that each member of the Nominating and Corporate Governance

Committee is independent under applicable SEC rules and Nasdaq listing standards. The Nominating and Corporate Governance Committee met one time during 2023.

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

Board Diversity Matrix (as of April 25, 2024)

The following chart summarizes certain self-identified characteristics of the directors of the Company utilizing the categories and terms set forth in applicable Nasdaq rules and related guidance.

Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

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

Board’s Role in Managing Risk

In general, management is responsible for the day-to-day management of the risks the Company faces, while the Board, acting as a whole and through the Audit and Finance Committee, has oversight responsibility for risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Members of senior management attend the regular meetings of the Board and are available to address questions and concerns raised by the Board related to risk management. In addition, the Board holds regular discussions with management, the Company’s independent registered public accounting firm and the internal auditor, to identify major risk exposures and assess their potential financial impact on the Company and develop steps that could be taken to manage these risks.

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

Information Regarding Executive Officers

Set forth below is biographical and other information for our current executive officers, including their ages as of April 25, 2024. Information about Kyle Udseth may be found above in this Amendment No. 1 under the heading “Information Regarding Directors.”

Name	Age	Position
Kyle Udseth	43	Chief Executive Officer
Eric Ingvaldson	43	Chief Financial Officer
Kristin Hlavka	42	Corporate Controller

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

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on a review of such reports and written information given to us by our directors and executive officers, we believe that all such required reports were filed on a timely basis under Section 16(a) for the fiscal year ended December 31, 2023, other than one Form 4 for Mr. Ingvaldson that was filed one day late to report the withholding of shares to satisfy tax withholding obligations on the vesting of restricted stock units, and 13 sales and one escrow release that were filed late by Lake Street Solar LLC, a former holder of more than ten percent of our common stock.

ITEM 11.    EXECUTIVE COMPENSATION

Overview

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2023 paid to or earned by our named executive officers (the “NEOs”). The NEOs for 2023 were:

●	Kyle Udseth, our Chief Executive Officer;

●	Eric Ingvaldson, our Chief Financial Officer; and

●	Kristin Hlavka, our Corporate Controller.

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

Compensation Decisions for 2023

The Compensation Committee evaluates and establishes the goals, objectives and substance of the Company’s executive compensation plans. The Compensation Committee has taken the following actions related to the components of executive compensation.

Base Salary

Mr. Udseth’s annual base salary of $300,000 was established in connection with his Employment Agreement entered into on February 10, 2021. Effective February 13, 2023, Mr. Udseth voluntarily agreed, and the Compensation Committee approved, a reduction in Mr. Udseth’s annual base salary to $255,000, in order to assist with the reduction of corporate overhead. Subsequently, in connection with certain financing arrangements entered into by the Company on June 1, 2023, the Compensation Committee approved the reinstatement of Mr. Udseth’s annual base salary amount of $300,000, effective June 5, 2023.

In connection with Mr. Ingvaldson’s appointment as the Company’s Chief Financial Officer effective October 10, 2022, the Compensation Committee approved an annual base salary of $250,000 for Mr. Ingvaldson, based on the Committee’s review of market salaries for similar positions.

Ms. Hlavka’s annual base salary was established subsequent to the Merger at $185,000. During the time in 2022 when Ms. Hlavka served as our Interim Chief Financial Officer, her annual base salary was increased to $225,000, and then returned to $185,000 upon Mr. Ingvaldson’s appointment as the Company’s Chief Financial Officer, effective October 10, 2022.

Annual Cash Incentive Program

In March 2023, the Compensation Committee approved performance metrics for the 2023 annual cash incentive program for the Company’s employees, including executive officers (the “2023 MIP”). Participants have the ability to earn between 50% of target for achieving threshold performance and 150% of target for achieving maximum performance for these metrics.

The following table presents the following for the 2023 MIP: (i) the performance measures for the plan; (ii) the relative weight assigned to each of the performance measures in determining overall performance against the plan; (iii) target achievement levels for each performance measure selected; and (iv) actual 2023 achievement as a percentage of the target goal.

Performance Measure	% Weight	Annual Target Goal	% of Target Performance Achieved
Consolidated Adjusted EBITDA	30%	$800,000	141%
Organic Revenue Growth	20%	10%	76%
Fundraising	20%	$25,000,000	56%
Business Acquisitions	20%	2	0%
ERP Implementation	10%	Successful implementation	100%

The Compensation Committee did not exercise any discretion to increase or decrease the amounts payable pursuant to the 2023 MIP as calculated pursuant to the terms as described above. As a result, based on the results as applied to the 2023 MIP as described above, the Compensation Committee approved a weighted payout at 79% of target, resulting in the payment of the following amounts to our NEOs under the MIP for 2023:

Name	Target MIP as a Percentage of Base Salary	Target MIP Dollar Amount ($)	Actual MIP Payout ($)
Kyle Udseth	50%	150,000	118,187
Eric Ingvaldson	40%	100,000	78,791
Kristin Hlavka	30%	55,500	43,729

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

In May of 2023, the Compensation Committee approved equity awards to the Company’s employees, including the executive officers, consisting of restricted stock units (“RSUs”). On May 15, 2023 (i) Mr. Udseth was granted 107,143 RSUs that vest as follows: 35,714 vest 12 months, 35,714 vest 24 months, and 35,715 vest 36 months from the date of the grant, subject to continued employment; (ii) Ms. Hlavka was granted 66,071 RSUs that vest as follows: 22,024 vest 12 months, 22,024 vest 24 months, and 22,023 vest 36 months from the date of the grant, subject to continued employment; and (iii) Mr. Ingvaldson was granted 89,286 RSUs that vest as follows: 29,762 vest 12 months, 29,762 vest 24 months, and 29,762 vest 36 months from the date of the grant, subject to continued employment.

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

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation paid to or earned by our NEOs for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Kyle J. Udseth	2023	286,153	—	239,902	118,187	13,702	657,944
Chief Executive Officer	2022	300,000	—	455,696	75,000	6,542	837,238
Eric Ingvaldson	2023	250,000	—	125,893	78,791	10,405	465,089
Chief Financial Officer	2022	48,077	—	411,390	11,233	—	470,700
Kristin Hlavka	2023	185,000	—	93,160	43,729	6,452	328,341
Corporate Controller	2022	190,370	40,600	75,950	30,066	8,656	345,642

(1)	For Ms. Hlavka, reflects a transaction bonus paid in 2022 in connection with the closing of the Merger.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(3)	Represents amounts earned under the annual cash incentive plan for the year indicated.

(4)	See “All Other Compensation Table” below.

 All Other Compensation Table

The following table provides a breakdown of information under the column “All Other Compensation” above.

		Employer Contributions to 401(k) Plan	Other	Total
Name	Year	($)	($)	($)
Kyle Udseth	2023	10,835	2,867	13,702
	2022	6,542	—	6,542
Eric Ingvaldson	2023	7,548	2,856	11,233
	2022	—	—	—
Kristin Hlavka	2023	6,452	—	6,452
	2022	5,656	3,000	8,656

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information as of December 31, 2023 concerning outstanding equity awards held as of such date by our NEOs:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Kyle Udseth	151,899(2)	89,620
	107,143(3)	63,214
Eric Ingvaldson	54,852(4)	32,363
	89,286(5)	52,679
Kristin Hlavka	25,317(6)	14,937
	66,071(7)	38,982

(1) Market value is calculated by multiplying the number of unvested units by $0.59, the closing price of our common stock on December 29, 2023, the last trading date of 2023.

(2) RSUs vest as follows: 75,949 vest 12 months, 75,949 vest 18 months, and 75,950 vest 30 months from September 20, 2022, the date of grant.

(3) RSUs vest as follows: 35,714 vest 12 months, 35,714 vest 24 months, and 35,715 vest 36 months from May 15, 2023, the date of the grant.

(4) RSUs vest in thirds on each of October 11, 2023, October 11, 2024 and October 11, 2025.

(5) RSUs vest as follows: 29,762 vest 12 months, 29,762 vest 24 months, and 29,762 vest 36 months from May 15, 2023, the date of the grant.

(6) RSUs vest as follows: 5,858 vest 6 months, 6,800 vest 12 months, 12,658 vest 18 months, and 12,659 vest 30 months from September 20, 2022, the date of grant.

(7) RSUs vest as follows: 22,024 vest 12 months, 22,024 vest 24 months, and 22,023 vest 36 months from May 15, 2023, the date of the grant.

EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements

On December 5, 2022, the Company entered into an Employment Agreement with each of Mr. Udseth and Mr. Ingvaldson. Mr. Udseth’s Employment Agreement provides for, among other things, an annual base salary of $300,000. Mr. Udseth’s Employment Agreement also provides for his participation in the Company’s employee bonus program with a potential bonus opportunity of up to 50% of his base salary, and Mr. Udseth’s participation in the Company’s employee benefit plans and programs.  Mr. Ingvaldson’s Employment Agreement provides for, among other things, an annual base salary of $250,000, Mr. Ingvaldson’s participation in the Company’s employee bonus program with a potential bonus opportunity of up to 40% of his base salary, and Mr. Ingvaldson’s participation in the Company’s employee benefit plans and programs.

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

DIRECTOR COMPENSATION

In 2023, the annual compensation payable to non-employee directors of the Board, payable on a quarterly basis on the first day, or as soon as practicable after the first day, of each quarter:

●	$30,000 cash retainer for all non-employee directors;

●	$7,500 additional cash retainer to each chair of a committee of the Board;

●	$5,000 additional cash retainer for service on each committee of the Board, excluding the chair of such committee; and

●	$15,000 additional cash retainer to the chair of the Board.

While non-employee directors received an annual grant of RSUs in 2022, the RSU grant initially intended for 2023 was not made until early 2024. As a result, our non-employee directors did not receive any equity awards in 2023.

The following table sets forth summary information concerning the compensation paid to our directors for the fiscal year ended December 31, 2023. Compensation paid to or earned by Mr. Udseth, who served as a director and was an NEO during the fiscal year ended December 31, 2023, is set forth in the Summary Compensation Table.

	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Non-Equity Incentive Plan Compensation	Total
Name	($)	($)	($)	($)	($)
Marilyn S. Adler	40,000	—	—	—	40,000
Thomas J. Holland	46,875	—	—	—	46,875
Scott M. Honour	30,000	—	—	—	30,000
Scott Maskin(2)	—	—	238,062	62,468	300,530
Roger C. Lacey	56,250	—	—	—	56,250
Randall D. Sampson	42,500	—	—	—	42,500
Michael R. Zapata(3)	26,250	—	—	—	26,250

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)	As described further below, Mr. Maskin received compensation during 2023 as a non-executive officer employee; he did not receive any compensation as a member of the Board. The amounts shown in the table reflect $231,212 in salary, $62,468 earned under the 2023 annual cash incentive plan, and $6,850 in 401(k) match.

(3)	Mr. Zapata did not stand for re-election at the Company’s 2023 Annual Meeting of Shareholders and his term ended on December 14, 2023.

As of December 31, 2023, Mr. Maskin held 46,061 RSUs.

As noted above, Mr. Maskin has served as the Company’s Senior Vice President and General Manager, New York Division since November 2022. Mr. Maskin is a party to an Employment Agreement dated November 9, 2022 with the Company. Under the Employment Agreement, Mr. Maskin’s annual base salary is $245,000 (subsequently reduced to $150,000 on November 13, 2023) and he is eligible to participate in the Company’s discretionary employee bonus program beginning January 1, 2023, with a potential bonus opportunity of up to 35% of his base salary.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership of the Company’s common stock by (i) each person known by the Company to own of record or beneficially 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all executive officers and directors of the Company as a group, in each case based upon information available as of April 25, 2024 (unless otherwise noted). Percentage ownership is based on 90,150,718 shares of our common stock outstanding as of April 25, 2024. Unless otherwise stated, the address of each person is 10900 Red Circle Drive, Minnetonka, MN 55343.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding
Roger H.D. Lacey	58,236	*
Kyle Udseth (2)	232,080	*
Marilyn Adler	15,190	*
Thomas J. Holland	37,810	*
Scott M. Honour	15,233	*
Randall D. Sampson (3)	235,391	*
Scott Maskin	547,105	*
Eric Ingvaldson (4)	48,796	*
Kristin Hlavka (5)	47,548	*
All executive officers and directors as of April 25, 2024 as a group (9 persons)	1,273,103	1.4%

 ____________________

*Less than one percent

(1)	Includes the following number of shares allocated to the accounts of the following participants in the ESOP, as of April 25, 2024: Mr. Lacey, 1,824 shares; Ms. Hlavka, 2,420 shares; and all current directors and executive officers as a group, 4,244 shares.

(2)	Includes 232,080 shares held by Mr. Udseth directly and 35,714 RSUs that vest within 60 days of April 25, 2024.

(3)	Mr. Sampson has or shares voting and dispositive power over: (i) 47,085 shares of common stock owned by Mr. Sampson individually; (ii) 12,844 shares of common stock owned jointly by Mr. Sampson and his spouse; (iii) 170,333 shares of common stock held by Sampson Family Real Estate Holdings, LLC, of which Mr. Sampson is the sole manager; and (iv) 5,129 shares of common stock held by the Sampson Family Foundation, a charitable foundation of which Mr. Sampson is one of five directors. The two officers of the Sampson Family Foundation have the authority to vote and dispose of the shares of common stock held by the Sampson Family Foundation. Mr. Sampson is not an officer of the Sampson Family Foundation. Mr. Sampson disclaims beneficial ownership of all of the shares of common stock except those shares he holds individually or jointly with his spouse.

(4)	Includes 19,034 shares held by Mr. Ingvaldson directly and 29,762 RSUs that vest within 60 days of April 25, 2024.

(5)	Includes 25,524 shares held by Ms. Hlavka directly and 22,024 RSUs that vest within 60 days of April 25, 2024.

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

The terms of Mr. Maskin’s Employment Agreement are set forth above under “Director Compensation.” Pursuant to Mr. Brennan’s Employment Agreement, his annual base salary is $235,000 and he is eligible to participate in the Company’s discretionary employee bonus program beginning January 1, 2023, with a potential bonus opportunity of up to 35% of his base salary. In 2023, Mr. Brennan earned a salary of $225,193 and a bonus of $61,723.

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

The Short-Term Note was paid in full on June 1, 2023. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company will be required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. As of April 15, 2024, the full $5.5 million remained outstanding under the Long-Term Note and the Company had paid an aggregate amount of interest on the Long-Term Note of $31,263.

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

General

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

Baker Tilly US, LLP (“Baker Tilly”) previously served as the Company’s independent registered public accounting firm since 2021. Effective April 28, 2023, Baker Tilly resigned as the Company’s independent registered public accounting firm, but was subsequently engaged to review the Company’s unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2023 and June 30, 2023.

Baker Tilly audited the consolidated financial statements of the Company for the fiscal years ended December 31, 2022 and 2021. The reports of Baker Tilly on such financial statements did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report on the financial statements for the fiscal year ended December 31, 2022, Baker Tilly included a paragraph regarding the existence of substantial doubt about the Company’s ability to continue as a going concern. In connection with the reports of Baker Tilly on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022 and December 31, 2021, and Baker Tilly’s review of the financial statements for the fiscal quarters ended March 31, 2023 and June 30, 2023, there were: (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Baker Tilly’s satisfaction, would have caused Baker Tilly to make reference to the subject matter of the disagreement in connection with its reports; and (ii) no “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

On August 10, 2023, the Audit and Finance Committee engaged UHY LLP (“UHY”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023 and for the fiscal quarter ended September 30, 2023. During the years ended December 31, 2022 and 2021, and through UHY’s engagement on August 10, 2023, neither the Company, nor anyone on its behalf, consulted UHY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that UHY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Fees of Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by UHY (UHY LLP, Melville, New York, PCAOB ID: 1195) for professional services for the year ended December 31, 2023:

Fee Category	2023
Audit Fees	$358,750*
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$358,750

* This amount is an estimate based on the amount of standard originally agreed upon fees. The final amount of the fees for those services may vary from the estimate.

The following is a summary of the fees billed to the Company by Baker Tilly (Baker Tilly US, LLP, Minneapolis, Minnesota, PCAOB ID: 23) for professional services for the years ended December 31, 2023 and 2022:

Fee Category	2023	2022
Audit Fees	$114,450	$455,844
Audit-Related Fees	—	89,505
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$114,450	$545,349

Audit Fees. Audit fees represent fees for professional services provided in connection with the annual audit of the Company’s consolidated financial statements, the review of the Company’s quarterly consolidated financial statements and related registration statements. Audit fees incurred for the year ended December 31, 2023 represent services provided by UHY and Baker Tilly, and audit fees for the year ended December 31, 2022 represent services provided by Baker Tilly.

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

Audit and Finance Committee Pre-Approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit and Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services. All of the services described above for 2023 were pre-approved by the Audit and Finance Committee before UHY or Baker Tilly, as applicable, were engaged to render the services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

The following Consolidated Financial Statements of Pineapple Energy Inc. and subsidiaries appear at pages 33 to 69 in the Original Filing:

●	Report of Independent Registered Public Accounting Firm

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2023 and 2022

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

●	Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules

The schedules have been omitted as the required information is inapplicable or the information is otherwise included in the Original Filing.

(a)(3) Exhibits

See Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Regulation S-K
Reference	Title of Document	Location
2.1 #	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
2.2 #	Amendment No. 1 to Agreement and Plan of Merger dated December 16, 2021 by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on December 20, 2021 and incorporated herein by reference.
2.3 #	Transaction Agreement, dated November 9, 2022, by and among Pineapple Energy Inc., Solar Merger Sub, LLC, Scott Maskin, James Brennan, Scott Sousa, Brian Karp and Scott Maskin as representative of each seller, including the forms of the Plan of Merger, the Pledge and Security Agreement, the Short-Term Limited Recourse Secured Promissory Note and the Long-Term Promissory Note	Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1	Fourth Amended and Restated Articles of Incorporation, as amended through January 30, 2024	Filed as Exhibit 3.2 to the Form 8-K filed on February 5, 2024 and incorporated herein by reference.
3.2	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022)	Filed as Exhibit 3.2 to the Form 8-K filed on April 13, 2022 and incorporated herein by reference.
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Included in Exhibit 3.1.
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
4.2	Amended and Restated Registration Rights Agreement between Communications Systems, Inc. and PIPE Investors	Filed as Exhibit 4.3 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.

4.3		Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.4		Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
10.1	*	Employee Stock Ownership Plan and Trust, effective as of January 1, 2009	Filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and incorporated herein by reference.
10.2	*	First Amendment, dated October 21, 2011, to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.3.1 to the 2011 Form 10-K and incorporated herein by reference.
10.3	*	Third Amendment, dated December 14, 2012 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust.	Filed as Exhibit 10.1 to the Form 8-K dated December 20, 2012 and incorporated herein by reference.
10.4	*	Fourth Amendment, dated January 1, 2015 to the Communications Systems, Inc. Employee Stock Ownership Plan and Trust	Filed as Exhibit 10.3.3 to the Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
10.5	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan, as amended	Filed as Appendix B to the 2023 Annual Meeting of Shareholders on Schedule 14A filed on November 3, 2023 and incorporated herein by reference.
10.6	*	Form of Communications Systems, Inc. Change of Control Agreement for Executives	Filed as Exhibit 10.13 to the 2018 Form 10-K and incorporated herein by reference.
10.7		Voting Agreement, dated March 1, 2021, by and among Communications Systems, Inc., Pineapple Energy LLC, and the holders of capital stock of Communications Systems, Inc.	Filed as Exhibit 10.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
10.8		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.9		Form of Lock-up Agreement by and among Communications Systems, Inc., certain directors, officers and shareholders of Communications Systems, Inc., and the PIPE Investors	Filed as Exhibit 10.2 to the Form 8-K filed on June 29, 2021 and incorporated herein by reference.
10.10	#	Asset Purchase Agreement dated March 1, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.13 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.11		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.12		Working Capital Loan and Security Agreement dated as of January 8, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.15 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.

10.13	*	Employment Agreement dated February 10, 2021 by and between Pineapple Energy LLC and Kyle Udseth.	Filed as Exhibit 10.17 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.14	#	Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.15	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.16		First Amendment to Working Capital Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.20 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.17		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Lake Street Solar LLC.	Filed as Exhibit 10.21 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.18		Subscription Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC and Hercules Capital, Inc.	Filed as Exhibit 10.22 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.19	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.20	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.21	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.22	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.23	*	Offer Letter, dated September 16, 2022, by and between Pineapple Energy Inc. and Eric Ingvaldson.	Filed as Exhibit 10.1 to Form 8-K filed on September 22, 2022 and incorporated herein by reference.
10.24	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on October 11, 2022 and incorporated herein by reference.
10.25	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.26	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.27		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.28	*	Employment Agreement, dated November 9, 2022, between Pineapple Energy Inc. and Scott Maskin.	Filed as Exhibit 10.2 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.

10.29		Subscription and Investment Representation Agreement between Pineapple Energy Inc. and James Brennan dated November 9, 2022.	Filed as Exhibit 10.3 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.30	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.3 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.31	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.4 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.32	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.5 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.33	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.6 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.34		Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.	Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.35		Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022.	Filed as Exhibit 10.6 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.36	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.37		Purchase Agreement, dated November 18, 2021, between Communications Systems, Inc. and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to the Form 8-K filed on November 23, 2021 and incorporated herein by reference.
10.38		First Amendment to Purchase Amendment dated February 15, 2022, to Purchase Agreement dated November 18, 2021, between the Company and Buhl Investors LLC, a Minnesota limited liability company, or its affiliated assignee with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to the Form 8-K filed on February 16, 2022 and incorporated herein by reference.
10.39		Second Amendment to Purchase Amendment dated April 11, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to Form 8-K filed on April 13, 2022 and incorporated herein by reference.
10.40		Third Amendment to Purchase Amendment dated April 26, 2022 to Purchase Agreement dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.1 to Form 8-K filed on April 28, 2022 and incorporated herein by reference.
10.41		Fourth Amendment to Purchase Amendment, dated May 26, 2022, to Purchase Agreement, dated November 18, 2021, as amended, between the Company and Buhl Investors LLC, with respect to property at 10900 Red Circle Drive, Minnetonka, Minnesota.	Filed as Exhibit 10.5 to Form 8-K filed on June 15, 2022 and incorporated herein by reference.
10.42		Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.43		Memorandum Agreement Related to Sale of 10900 Red Circle Property dated June 10, 2022 between the Company and Richard Primuth.	Filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 22, 2022 and incorporated herein by reference.
10.44		Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance, LLC	Filed as Exhibit 10.1 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.45		Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent	Filed as Exhibit 10.2 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.

10.46	First Amendment to Contingent Value Rights Agreement, dated March 27, 2024, by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.	Filed as Exhibit 10.46 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed as Exhibit 21 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23.1 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
23.2	Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23.2 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
24	Power of Attorney	Included on the signature page.
31.1	Certification of Chief Executive Officer	Filed as Exhibit 31.1 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
31.2	Certification of Chief Financial Officer	Filed as Exhibit 31.2 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
31.3	Certification of Chief Executive Officer	Filed herewith.
31.4	Certification of Chief Financial Officer	Filed herewith.
32	Certification under USC § 1350	Filed as Exhibit 32 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
97	Pineapple Energy Inc. Compensation Recovery Policy	Filed as Exhibit 97 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Pineapple Energy Inc.
	By	/s/ Kyle Udseth
Kyle Udseth
Date: April 29, 2024		Chief Executive Officer