Form 10-Q
period 2024-03-31
Pineapple Energy Inc.
filed 2024-05-10
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 9, 2024	95,943,576

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31	December 31
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$1,789,956	$3,575,283
Restricted cash and cash equivalents	1,502,495	1,821,060
Trade accounts receivable, less allowance for
credit losses of $132,586 and $94,085, respectively	4,976,483	5,010,818
Inventories, net	2,919,861	3,578,668
Related party receivables	27,387	46,448
Prepaid expenses	1,630,106	1,313,082
Costs and estimated earnings in excess of billings	6,570	57,241
Other current assets	293,923	376,048
TOTAL CURRENT ASSETS	13,146,781	15,778,648
PROPERTY, PLANT AND EQUIPMENT, net	1,442,561	1,511,878
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	4,408,207	4,516,102
Intangible assets, net	15,098,958	15,808,333
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	40,065,015	40,882,285
TOTAL ASSETS	$54,654,357	$58,172,811
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,993,067	$7,677,261
Accrued compensation and benefits	1,311,762	1,360,148
Operating lease liability	404,744	394,042
Accrued warranty	253,176	268,004
Other accrued liabilities	915,975	867,727
Income taxes payable	11,535	5,373
Refundable customer deposits	1,818,487	2,112,363
Billings in excess of costs and estimated earnings	202,867	440,089
Contingent value rights	1,314,987	1,691,072
Earnout consideration	2,500,000	2,500,000
Current portion of loans payable	1,762,300	1,654,881
Current portion of loans payable - related party	3,456,631	3,402,522
TOTAL CURRENT LIABILITIES	20,945,531	22,373,482
LONG-TERM LIABILITIES:
Loans payable and related interest	7,708,979	8,030,562
Loans payable and related interest - related party	2,195,940	2,097,194
Deferred income taxes	41,579	41,579
Operating lease liability	4,087,012	4,193,205
Earnout consideration	650,000	1,000,000
Warrant liability	6,863,627	-
TOTAL LONG-TERM LIABILITIES	21,547,137	15,362,540
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Redeemable convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 20,597 and no shares issued and outstanding, respectively	23,333,613	—
STOCKHOLDERS' EQUITY (DEFICIT)

Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no and 28,000 shares issued and outstanding, respectively	—	28,000
Common stock, par value $0.05 per share; 112,500,000 shares authorized;
64,154,286 and 10,246,605 shares issued and outstanding, respectively	3,207,714	512,330
Additional paid-in capital	11,470,950	46,977,870
Accumulated deficit	(25,850,588)	(27,081,411)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,171,924)	20,436,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,654,357	$58,172,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2024	2023
Sales	$13,219,197	$22,065,424
Cost of sales	8,413,749	14,059,109
Gross profit	4,805,448	8,006,315
Operating expenses:
Selling, general and administrative expenses	6,629,027	8,062,123
Amortization expense	709,375	1,266,698
Transaction costs	—	2,020
Fair value remeasurement of SUNation earnout consideration	(350,000)	825,000
Total operating expenses	6,988,402	10,155,841
Operating loss	(2,182,954)	(2,149,526)
Other income (expense):
Investment and other income	45,841	19,533
Gain on sale of assets	6,118	244,271
Fair value remeasurement of warrant liability	3,728,593	—
Fair value remeasurement of contingent value rights	376,085	(250,000)
Interest and other expense	(764,870)	(458,218)
Other income (expense), net	3,391,767	(444,414)
Net income (loss) before income taxes	1,208,813	(2,593,940)
Income tax expense	6,162	5,732
Net income (loss) from continuing operations	1,202,651	(2,599,672)
Net income from discontinued operations, net of tax	—	44,683
Net income (loss)	1,202,651	(2,554,989)

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	24,405
Total other comprehensive income	—	24,405
Comprehensive income (loss)	$1,202,651	$(2,530,584)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	(751,125)	—
Less: Deemed dividend on modification of PIPE Warrants	(10,571,514)	—
Net loss attributable to common shareholders	$(10,119,988)	$(2,554,989)

Basic net loss per share:
Continuing operations	$(0.26)	$(0.26)
Discontinued operations	—	—
	$(0.26)	$(0.26)

Diluted net loss per share:
Continuing operations	$(0.26)	$(0.26)
Discontinued operations	—	—
	$(0.26)	$(0.26)

Weighted Average Basic Shares Outstanding	39,410,206	9,919,650
Weighted Average Dilutive Shares Outstanding	39,410,206	9,919,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Three Months Ended March 31, 2024

	Redeemable Convertible		Series A Convertible				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	10,246,605	$512,330	$46,977,870	$(27,081,411)	$—	$20,436,789
Net income	—	—	—	—	—	—	—	1,202,651	—	1,202,651
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	2,080	104	936	—	—	1,040
Issuance of common stock under Equity Incentive Plan	—	—	—	—	116,034	5,802	(5,802)	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	2,702,703	135,135	783,853	—	—	918,988
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	(30,940,875)	—	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	(751,125)	—	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	(10,592,220)	—	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(7,403)	(8,386,387)	—	—	51,127,811	2,556,390	5,829,997	—	—	8,386,387
Share based compensation	—	—	—	—	—	—	197,306	—	—	197,306
Other share retirements	—	—	—	—	(40,947)	(2,047)	(28,990)	28,172	—	(2,865)
BALANCE AT MARCH 31, 2024	20,597	$23,333,613	—	$—	64,154,286	$3,207,714	$11,470,950	$(25,850,588)	$—	$(11,171,924)

For the Three Months Ended March 31, 2023

	Redeemable Convertible		Series A Convertible				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Total
BALANCE AT DECEMBER 31, 2022	—	$—	28,000	$28,000	9,915,586	$495,779	$45,798,069	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	—	—	(2,554,989)	—	(2,554,989)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	37,500	1,875	(1,875)	—	—	—
Share based compensation	—	—	—	—	—	—	312,445	—	—	312,445
Other share retirements	—	—	—	—	(4,250)	(212)	(19,698)	13,619	—	(6,291)
Other comprehensive income	—	—	—	—	—	—	—	—	24,405	24,405
BALANCE AT MARCH 31, 2023	—	$—	28,000	$28,000	9,948,836	$497,442	$46,088,941	$(21,630,504)	$13,983	$24,997,862

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,202,651	$(2,554,989)
Net income from discontinued operations, net of tax	—	44,683
Net income (loss) from continuing operations	1,202,651	(2,599,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	801,792	1,377,023
Share based compensation	197,306	312,445
Fair value remeasurement of earnout consideration	(350,000)	825,000
Fair value remeasurement of warrant liability	(3,728,593)	—
Fair value remeasurement of contingent value rights	(376,085)	250,000
Gain on sale of assets	(6,118)	(244,271)
Interest and accretion expense	764,870	458,218
Changes in assets and liabilities:
Trade accounts receivable	53,395	(513,802)
Inventories	641,301	624,532
Income taxes	6,162	(332)
Other assets, net	(184,227)	2,274,326
Accounts payable	(684,194)	153,962
Accrued compensation and benefits	(48,386)	(121,982)
Customer deposits	(293,877)	(1,532,973)
Other accrued liabilities	(191,396)	(1,129,141)
Accrued interest	(453,881)	(85,893)
Net cash (used in) provided by operating activities	(2,649,280)	47,440
Net cash used in operating activities - discontinued operations	—	(173,019)
Net cash used in operating activities	(2,649,280)	(125,579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,594)	(329,657)
Proceeds from the sale of property, plant and equipment	6,118	—
Proceeds from the sale of investments	—	673,114
Net cash provided by investing activities	524	343,457
Net cash used in investing activities - discontinued operations	—	(3,681)
Net cash provided by investing activities	524	339,776
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	226,361
Payments against loans payable	(372,299)	(97,821)
Equity issuance costs paid	(81,012)	—
Proceeds from the issuance of common stock under registered direct offering	1,000,000	—
Proceeds from issuance of common stock, net of shares withheld	1,040	—
Purchase of common stock	(2,865)	(6,291)
Net cash provided by financing activities	544,864	122,249
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,103,892)	336,446
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,396,343	5,256,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,292,451	$5,592,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$332
Interest paid	416,504	80,578
NONCASH FINANCING AND INVESTING ACTIVITIES:

Deemed dividend on Convertible Preferred Stock and PIPE Warrants	11,322,639	—
Conversion of redeemable convertible preferred stock to common sock	8,386,387	—
Operating right of use assets obtained in exchange for lease obligations	—	596,093

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Description of Business

Pineapple Energy Inc. (“PEGY”, “Pineapple”, “we”, “our”, “us” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of that certain Agreement and Plan of Merger dated March 1, 2021, as amended by an Amendment No. 1 to Merger Agreement dated December 16, 2021 (collectively the “Merger Agreement”), by and among the Company, Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company, Lake Street Solar LLC as the Members’ Representative, and Randall D. Sampson as the Shareholders’ Representative, pursuant to which Merger Sub merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). Following the closing of the Merger (the “Closing”) the Company changed its name to Pineapple Holdings, Inc. and commenced doing business using the Pineapple name, and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

The Company is a growing domestic operator and consolidator of residential solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

Pineapple today is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based subsidiary, Hawaii Energy Connection, LLC (“HEC”) and New York-based subsidiaries, the SUNation entities (collectively, “SUNation”). We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

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

On June 30, 2023, the Company divested its legacy operations and operating assets through the sale of substantially all of the assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses. See Note 5, Discontinued Operations. As a result, unless otherwise noted, all information in this quarterly report on Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included on the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. The accompanying condensed consolidated balance sheet at December 31, 2023 has been derived from the audited balance sheet at December 31, 2023 contained in the above-referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

PIPE Transaction

On March 28, 2022, following the Closing, the Company closed on a $32.0 million private investment in public entity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $13.60 per share into the Company’s common stock, together with warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of an asset acquisition, to repay $4.5 million ($5.6 million including five-year interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

Registered Direct Offering

On February 5, 2024, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of 2,702,703 shares of the Company’s common stock in a registered direct offering. The purchasers in this offering purchased, and the Company sold, the shares at a purchase price per share of $0.37. The sale closed on February 7, 2024 for aggregate gross proceeds of $1.0 million, before deducting the placement agent fees and related offering expenses.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of warrant liabilities and related assets at the date of acquisition, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $1,720,912 and $1,799,357 as of March 31, 2024 and December 31, 2023, respectively. The $1.5 million of restricted cash and cash equivalents on the balance sheet as of

March 31, 2024 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $182,207 and $126,990 at March 31, 2024 and December 31, 2023, respectively.

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

Goodwill and Other Intangible Assets, net

Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Definite lived intangible assets, consisting primarily of trade names and technology, are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is not amortized but is tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

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

Mezzanine Equity

The Company has issued various financial instruments, including preferred stock.  Instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. See Note 10, Convertible Preferred Stock, for further discussion regarding the reclassification of the Company’s Convertible Preferred Stock from permanent equity to mezzanine equity.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. See Note 11, Warrants, for further discussion regarding the reclassification of the Company’s PIPE Warrants from equity to liabilities.

For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded as a liability initially at their fair value on the date of issuance, and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized in other income (expense) in the condensed consolidated statements of operations in the period of change.

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

Commercial contracts are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to twenty-four months, depending on the size and location of the project. Revenues from commercial contracts are recognized under a percentage of completion method, measured by the percentage of hours incurred to date against estimated total hours budgeted for each contract. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near future. Contract costs include all direct material, labor costs and those indirect costs related to contract performance, such as indirect labor and other supplies. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and revenues which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

See Note 3, Revenue Recognition, for further discussion regarding revenue recognition.

Gross Excise Tax

The State of Hawaii imposes a gross receipts tax on all business operations done in Hawaii. The Company records the tax revenue and expense on a gross basis.

Cost of Sales

Cost of sales consists of direct and indirect material and labor costs for solar energy system installations as well as warranty costs, permitting fees, financing fees and overhead, including costs related to procurement, warehousing and inventory management.

Share-Based Compensation

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,322,639 in deemed dividends during the three months ended March 31, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, warrants and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three months ended March 31, 2024 and 2023. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both March 31, 2024 and 2023. Warrants totaling 235,539,698 and 5,176,471 and restricted stock units totaling 795,370 and 650,212 would have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

Accounting Standards Issued

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

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

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended March 31
	2024	2023
Residential contracts	$11,597,935	$18,341,734
Commercial contracts	997,193	2,827,779
Service revenue	624,069	642,321
Software revenue	—	250,000
Other	—	3,590
	$13,219,197	$22,065,424

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended March 31
	2024	2023
Performance obligations satisfied at a point in time	$12,222,004	$19,237,645
Performance obligations satisfied over time	997,193	2,827,779
	$13,219,197	$22,065,424

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023

Billings to date	$2,214,317	$2,131,579

Costs incurred on uncompleted contracts	1,241,722	1,208,444
Estimated earnings	769,728	483,046
Cost plus estimated earnings	2,011,450	1,691,490

Billings in excess of costs plus estimated earnings on uncompleted contracts	$202,867	$440,089

Costs and estimated earnings in excess of billings as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023

Costs incurred on uncompleted contracts	$20,194	$119,782
Estimated earnings	34,800	396,174
Total costs and estimated earnings	54,994	515,956
Billings to date	48,424	458,715
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,570	$57,241

NOTE 5 – DISCONTINUED OPERATIONS

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

The financial results of the discontinued operations are as follows:

	Three Months Ended March 31
	2024	2023
Sales	$—	$1,752,182
Cost of sales	—	1,244,368
Selling, general and administrative expenses	—	448,705
Transaction costs	—	14,426
Operating loss before income taxes	—	44,683
Income tax expense	—	—
Loss from discontinued operations	$—	$44,683

NOTE 6 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(8,288,924)	$13,898,958
Developed technology	4 years	2,400,000	(1,200,000)	1,200,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(10,088,924)	$15,098,958

		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(7,729,549)	$14,458,333
Developed technology	4 years	2,400,000	(1,050,000)	1,350,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(9,379,549)	$15,808,333

Amortization expense on these identifiable intangible assets was $709,375 and $1,266,698 during the three months ended March 31, 2024 and 2023, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q2 - Q4 2024	$2,128,125
2025	2,837,500
2026	2,387,500
2027	2,237,500
2028	2,237,500
Thereafter	3,270,833
Total	$15,098,958

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On December 16, 2021, the Term Loan Agreement was amended, whereby, among other things, the maturity date was extended to December 31, 2024, subject to various prepayment criteria. In addition, the amendment provided that

$4,500,000 plus all accrued and unpaid interest and expenses were to be repaid upon Closing and receipt of the PIPE funds, with the remaining principal to be paid upon the loan maturity date. The amendment represented a modification to the loan agreement with the existing lender as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test.

On May 31, 2023, the Term Loan Agreement was further amended (the “Second Amendment”), primarily for the purpose of obtaining consent for the senior financing from Decathlon Specialty Finance, LLC (the “Decathlon Financing”), the proceeds of which were partially applied to repay $1,500,000 of the principal amount of the term loan. At the time of the Second Amendment and prior to the repayment, the aggregate remaining balance of the term loan, including principal and interest, was $3,375,742. The Second Amendment also extended the maturity date of the term loan to June 2, 2027 and set the interest rate at ten percent (10.0%) payable monthly and removing the PIK interest. The aggregate remaining principal balance of $1,875,742 along with interest is payable in equal monthly installments of principal and interest beginning on July 3, 2023 and continuing on the first business day of each month thereafter. The Second Amendment represented a modification under ASC 470-50 as the original loan agreement and the amended agreement are not substantially different.

At March 31, 2024 and December 31, 2023, the combined loan and accrued interest balance was $552,931 and $497,052, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $202,829 and $190,658 for three months ended March 31, 2024 and 2023, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

SUNation Short-Term and Long-Term Notes

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

The balance of Long-Term Note recorded at March 31, 2024 and December 31, 2023 was $5,345,181 and $5,499,716, respectively. Interest and accretion expense related to the notes totaled $152,855 and $250,347 for the three months ended March 31, 2024 and 2023 respectively.

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

The Decathlon Fixed Loan is repayable in fixed monthly payments, which generally aggregate to $960,000 that was paid in 2023, $2,220,000 payable in 2024, $2,580,000 payable in 2025, $2,760,000 payable in 2026 and $3,480,000 payable in 2027 to the maturity date. All outstanding advances and interest under the Loan Agreement are due at maturity on June 1, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest accrues on the amounts advanced pursuant to the Loan Agreement at such rate as is necessary to generate an amount equal to the Minimum Interest, which is defined in the Loan Agreement as the following multiple of the advanced amount depending on the period during which all amounts due under the Loan Agreement are paid: (i) 0.25 times if on or before 12 months after the Effective Date (as defined in the Loan Agreement); (ii) 0.35 times if after 12 months and on or before 24 months after the Effective Date; (iii) 0.50 times if after 24 months and on or before 36 months after the Effective Date; and 0.60 times if after 36 months after the Effective Date. The Company may at its option prepay the advance(s) and accrued but unpaid interest from time to time without penalty or premium (other than payment of the Minimum Interest (as defined in the Loan Agreement)).

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At March 31, 2024 and December 31, 2023, the combined loan and accrued interest balance was $7,230,421 and $7,408,925, respectively, and the unamortized debt issuance costs balance was $252,895 and $280,856, respectively. The Company recorded interest expense of $389,457 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at March 31, 2024 and December 31, 2023 was $305,322 and $333,717, respectively. Interest expense was $8,968 and $616 for the three months ended March 31, 2024 and 2023, respectively.

Promissory Note

Through the SUNation acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at March 31, 2024 and December 31, 2023 was $1,595,390 and $1,656,416, respectively. Interest expense was $13,293 and $15,337 for the three months ended March 31, 2024 and 2023, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of March 31, 2024 and December 31, 2023 of $27,387 and $46,448, respectively.

Related party payables

As part of the acquisition of SUNation, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during 2023, leaving no remaining balance at either March 31, 2024 or December 31, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company.

NOTE 9 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following an amendment approved on December 7, 2022, the 2022 Plan authorizes the issuance of up to 1,250,000 shares of common stock. At March 31, 2024, 328,091 shares had been issued under the 2022 Plan, 650,820 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 271,089 shares were available for grant under future awards.

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

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the three months ended March 31, 2024:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding – December 31, 2023	785,404	$2.02
Units Granted	126,000	0.59
Shares Issued	(116,034)	2.00
Forfeited	—	—
Outstanding – March 31, 2024	795,370	1.79

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2024 and March 31, 2023 was $197,306 and $312,445, respectively. Unrecognized compensation expense related to outstanding RSUs was $640,638 at March 31, 2024 and is expected to be recognized over a weighted-average period of 1.7 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2024, 412,925 shares remained available for purchase under the ESPP.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

In June 2021, the Company entered into a stock purchase agreement to issue Series A Preferred Stock. At such time, the Series A Preferred Stock contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which Series A Preferred stockholders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Preferred Stock have anti-dilution provisions that would increase the number of shares issuable upon conversion, and lower the conversion price of the Series A Preferred Stock if the Company issues equity securities at a price less than the current conversion price of the Series A Preferred Stock at the time of such issuance. In February 2024, the Company entered into a Limited Waiver and Amendment (“Waiver”) and the investors agreed to a floor of $0.14 with respect to the adjustment set forth for the conversion price and to waive future anti-dilution protection with respect to 50% of the shares of Preferred Stock held by such purchasers as of the date of the Waiver.

The Company is required to analyze amendments to preferred stock terms to determine the appropriate method of accounting to be applied. While guidance exists in ASC 470-50 to address the accounting for debt modifications, including preferred stock that is accounted for as a liability, there is no comparable guidance to address the accounting for modifications to preferred stock instruments that are accounted for as equity or temporary equity, which necessitates the subjective determination of whether a modification or exchange represents an extinguishment. Current accounting guidance permits the analysis of preferred stock modifications by using either the qualitative approach, the fair value approach or the cash flow approach. Due to the nature of the amendment made to the preferred stock terms and consistent with its prior policy, the Company determined that the fair value approach was the most appropriate methodology. Based on the quantitative method, the Company determined that the Waiver resulted in an extinguishment of the Preferred Stock. As a result, the Preferred Stock was revalued immediately after the Waiver in February 2024. The difference between the previous carrying amount and the fair value of $751,125 was recognized as a deemed dividend that reduces retained earnings and income available to common shareholders in calculating earnings per share. As the Company does not have any retained earnings, management recorded the deemed dividend by reducing APIC in the consolidated statement of stockholders’ equity as of March 31, 2024.

In addition, management evaluated the Series A Preferred Stock after the modifications and determined that they should be reclassified to mezzanine equity under ASC 480-10-S99 as a result of the Company not having sufficient authorized and unissued shares to settle a conversion to Common Stock.

NOTE 11 – WARRANTS

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. At such time, the PIPE Warrants contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which PIPE Warrant holders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Warrants have anti-dilution provisions that would increase the number of shares issuable upon exercise and lower the exercise price of the Series A Warrants if the Company issues equity securities at a price less than the current exercise price of the Series A Warrants at the time of such issuance. Pursuant to the Waiver, investors agreed to a floor of $0.14 with respect to the anti-dilution adjustments in the warrants and extend the term of the warrants until March 28, 2029.

The PIPE Warrants were valued immediately before and immediately after the modifications to calculate the $10.6 million incremental value of the modified PIPE Warrants. The Company considers this incremental value to be a deemed dividend that reduces retained earnings and income available to common shareholders in calculating earnings per share. As the Company does not have any retained earnings, management recorded the deemed dividend by reducing APIC in the consolidated statement of stockholders’ equity as of March 31, 2024.

Management evaluated the warrants after the modifications made in February 2024 and determined that they should be reclassified from equity to liability based on the guidance in ASC 815-40 and the Company failing to have enough authorized and unissued shares available to settle an exercise of the contract. In accordance with ASC 815-40, the carrying value of the warrants were adjusted to fair value through an adjustment in stockholders’ equity immediately prior to the reclassification. Subsequent to the reclassification, management remeasured the warrant liability to fair value as of March 31, 2024 and recorded the change in fair value to other income (expense) in the condensed consolidated statement of operations.

NOTE 12 – INCOME TAXES

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

The Company’s effective income tax rate from continuing operations was 0.5% for the three months ended March 31, 2024. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2023 was (0.2%) and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized below.

	March 31, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,720,912	$—	$—	$1,720,912
Subtotal	1,720,912	—	—	1,720,912

Liabilities:
Contingent value rights	—	—	(1,314,987)	(1,314,987)
Warrant liability	—	—	(6,863,627)	(6,863,627)
Earnout consideration	—	—	(3,150,000)	(3,150,000)
Subtotal	—	—	(11,328,614)	(11,328,614)

Total	$1,720,912	$—	$(11,328,614)	$(9,607,702)

	December 31, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,799,357	$—	$—	$1,799,357
Subtotal	1,799,357	—	—	1,799,357

Current Liabilities:
Contingent value rights	—	—	(1,691,072)	(1,691,072)
Earnout consideration	—	—	(3,500,000)	(3,500,000)
Subtotal	—	—	(5,191,072)	(5,191,072)

Total	$1,799,357	$—	$(5,191,072)	$(3,391,715)

The estimated fair value of the CVRs as of March 31, 2024 and December 31, 2023 was $1,314,987 and $1,691,072, respectively, as noted above. The Company recorded a $376,085 gain on the fair value remeasurement of the CVRs during the three months ended March 31, 2024 and a $250,000 loss on the fair value of the remeasurement of the CVRs during the three months ended March 31, 2023.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of March 31, 2024 and December 31, 2023 was $3,150,000 and $3,500,000, respectively. Included in the $3,150,000 at March 31, 2024 is $2,500,000 related to the first earnout period recorded in current liabilities and $650,000 related to the second earnout period, which is recorded in long-term liabilities. The estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $350,000 and loss of $825,000 during the three months ended March 31, 2024 and 2023.

The estimated fair value of the PIPE warrants was $6,863,627 and $0 as of March 31, 2024 and December 31, 2023, respectively. As noted in Note 11, the warrants were classified as a liability during the first quarter of 2024. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $3,728,593 and $0 during the three months ended March 31, 2024 and 2023.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2024.

NOTE 14 – GOING CONCERN

The Company’s financial statements as of March 31, 2024 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $1.5 million of restricted cash and cash equivalents that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate that the Company will not have sufficient cash to make the first earnout payment under the SUNation Transaction Agreement, which was due on May 6, 2024, or the first principal payment of the Long-Term Note due on November 9, 2024, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note.  Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. On October 27, 2023, Pineapple Energy Inc. (the “Company”) received a notice from the Listing Qualifications Department of the Nasdaq Stock Market informing it that because the closing bid price for its common stock listed on Nasdaq was below $1.00 per share for the last 31 consecutive business days, it did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq’s Listing Rules, the Company had a period of 180 calendar days, or until April 24, 2024, to regain compliance with the Minimum Bid Rule.

Additionally, on February 27, 2024, the Staff issued another notice (the “February Notice”) notifying the Company that its common stock had a closing bid price of $0.10 or less for 10 consecutive trading days (February 12, 2024 to February 26, 2024). Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”). As a result, the Staff had determined to delist the Company’s securities from Nasdaq effective as of the opening of business on March 7, 2024, unless the Company requested an appeal before the Nasdaq Hearings Panel (the “Panel”) of the Staff’s determination by March 5, 2024. The Company requested a hearing before the Panel to appeal the February Notice, and Nasdaq initially scheduled the hearing for April 30, 2024. Subsequently, the Company was granted an expedited review process and extension as described below, and received notice that an oral hearing was not necessary.

Following the Company’s Special Meeting of Shareholders that was held on April 12, 2024, at which the reverse stock split proposal was not approved, the Company provided the Panel with an update on the Company’s plan to regain compliance with the Minimum Bid Rule and an extension request until July 24, 2024. On April 19, 2024, the Panel granted an extension for the Company to regain compliance with the Minimum Bid Rule until July 24, 2024, conditioned upon:

•the Company obtaining shareholder approval for a reverse stock split that satisfies the Minimum Bid Rule by July 1, 2024; and

•the Company effecting the reverse stock split by July 11, 2024 and maintaining a $1.00 closing bid price or more for a minimum of ten consecutive trading days by July 24, 2024.

The Company intends to hold its 2024 annual meeting on July 1, 2024, in part, to comply with the conditions of the extension. However, failure to meet any of the terms of this extension could result in the immediate delisting of the Company’s securities from the Nasdaq Stock Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

Forward-Looking Statements

This quarterly report and, from time to time, reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Words such as “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•if our shareholders sell, or indicate an intention to sell, substantial amounts of our stock in the public market, the trading price of our common stock could decline;

•if we fail to design and implement and maintain effective internal controls over financial reporting, we may be subject to sanctions or investigations by regulatory authorities or lose investor confidence in the accuracy and completeness of our financial reports;

•if our common stock market price continues to be highly volatile, it may harm the value of the investment of our shareholders in our common stock;

•if we issue additional common stock, it may materially dilute the ownership interests of our shareholders;

•anti-takeover provisions in our organizational documents and agreements may discourage or prevent a change in control, even if a sale of Pineapple could be beneficial to our shareholders;

•our board of directors may establish shares of preferred stock in series and fix the designation, powers, preferences and rights of the shares of each series which may be senior to or on parity with our common stock, which may reduce its value;

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

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

Pineapple Energy Inc. (“Pineapple,” “PEGY,” “we,” “our”, “us” or the “Company”) was originally organized as a Minnesota corporation in 1969.

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

Pineapple today is primarily engaged in the sale, design, and installation of photovoltaic solar energy systems and battery storage systems through its Hawaii-based subsidiary, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation”). We install systems that provide clean, reliable solar energy typically at savings relative to traditional utility offerings. Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

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

On June 30, 2023, the Company sold substantially all of the remaining assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses. Because the Company was working to divest such assets pursuant to the Merger Agreement, it previously met the criteria to report the operations of these businesses as discontinued operations. As a result, unless otherwise noted, all information in this Form 10-Q related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Consolidated sales decreased $8,846,227, or 40.1%, to $13,219,197 in the first quarter of 2024 from $22,065,424 in the first quarter of 2023. Sales in the first quarter of 2024 and 2023 by type were as follows:

	Revenue by Type
	Three Months Ended March 31
	2024	2023
Residential contracts	$11,597,935	$18,341,734
Commercial contracts	997,193	2,827,779
Service revenue	624,069	642,321
Software revenue	—	250,000
Other	—	3,590
	$13,219,197	$22,065,424

Residential contract sales decreased $6,743,799, or 37%, due to a 29% reduction in residential kilowatts installed and also a decrease in average price per system installed as result of lower financing fees and lower battery attachment rate. Commercial contract sales decreased $1,830,586, or 65%, due to a delay in the start of commercial pipeline projects. The software revenue in the first quarter of 2023 is related to a licensing arrangement for the use of software.

Consolidated gross profit decreased to $4,805,448 in the first quarter of 2024 as compared to gross profit of $8,006,315 in the first quarter of 2023 due primarily to the decrease in revenue during the quarter. Gross margin remained flat at 36% during the first quarter of 2024 as compared to the first quarter of 2023.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement gain of SUNation earnout consideration, decreased to $6,988,402 in the first quarter of 2024 as compared to $10,155,841 in the first quarter of 2023. Consolidated selling, general and administrative expenses decreased $1,433,096, or 18%, to $6,629,027 in the first quarter of 2024 from $8,062,123 in the first quarter of 2023, due primarily to decreased sales and marketing expense, including commissions, on lower revenue in the quarter, and decreased personnel expenses on lower headcount. Amortization expense decreased by $557,323 to $709,375 in the first quarter of 2024 as compared to $1,266,698 in the same period of the prior year due to the completion of the amortization of certain intangible assets in late 2023. The fair value remeasurement related to the SUNation acquisition earnout consideration in the first quarter of 2023 was a gain of $350,000 compared to a loss of $825,000 in the same period of the prior year.

Consolidated other income (expense) increased by $3,836,181 to income of $3,391,767 in the first quarter of 2024 as compared to $444,414 in expense in the first quarter of 2023. The increase was primarily related to a $3,728,593 fair value remeasurement gain on the warrant liability and a $626,085 increase in fair value remeasurement gain on the contingent value rights (“CVRs”), partially offset by a $306,652 increase in interest and accretion expense.

Consolidated operating loss from continuing operations in the first quarter of 2024 was $2,182,954 as compared to $2,149,526 in the first quarter of 2023. Net loss from continuing operations attributable to shareholders in the first quarter of 2024 (after taking into effect $11,322,639 in deemed dividends) was $10,119,988, or $(0.26) per diluted share, compared to net loss from continuing operations of $2,599,672, or $(0.26) per diluted share, in the first quarter of 2023.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $3,292,451 in cash, restricted cash and cash equivalents. Of this amount, $1,720,912 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at March 31, 2024, $1,502,495 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital deficit of $(7,798,750) at March 31, 2024, consisting of current assets of $13,146,781 and current liabilities of $20,945,531 compared to working capital deficit of $(6,594,834) at December 31, 2023.

Cash used in operating activities was $2,649,280 in the first three months of 2024 as compared to $125,579 in the same period of 2023. Significant working capital changes in the three months ended March 31, 2024 included a decrease in accounts payable of $684,194, a decrease in inventory of $641,301, and a decrease in customer deposits of $293,877.

Net cash provided by investing activities was $524 in the first three months of 2024 compared to $339,776 in the same period of 2023. Net cash provided in the 2023 period was the result of proceeds from the sale of investments, partially offset by capital expenditures.

Net cash provided by financing activities was $544,864 in the first three months of 2024 compared to $122,249 in the same period of 2023. Net cash provided by financing activities in the first three months of 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering, partially offset by payments against loans payable. Net cash provided by financing activities in the first three months of 2023 was due to proceeds from net borrowings under equipment loans.

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

Based on the Company’s current financial position, the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first SUNation earnout payment, which was due on May 6, 2024, or the first principal payment of the Long-Term Note due on November 9, 2024, factors which raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Company’s Revenue Loan and Security Agreement, dated as of June 1, 2023, by and among the Company, Decathlon, and the other parties thereto (the “Loan Agreement”).  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note.  Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of March 31, 2024 was estimated at $1,314,987 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2023.

Convertible Preferred Stock and Warrants: In March 2022, the Company issued shares of Series A convertible preferred stock (the “Convertible Preferred Stock”) and PIPE Warrants to investors as part of a $32.0 million private investment in public equity (“PIPE”) transaction. The proceeds from the issuance of the Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. The Company accounts for the Convertible Preferred Stock and PIPE Warrants based on an assessment of the specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The Convertible Preferred Stock was originally reported as part of permanent equity and the PIPE Warrants were originally determined to be equity-classified. As discussed in Notes 10 and 11, the Convertible Preferred Stock and PIPE Warrants were modified during the first quarter of 2024, which resulted in the Company not having sufficient authorized and unissued shares to settle the conversion and exercise to common stock and the reclassification of the Convertible Preferred Stock to mezzanine equity and the PIPE Warrants to a liability.

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

Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we concluded that our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in the Form 10-K, except the following risk factors are hereby amended and restated as reflected below:

Our failure to maintain compliance with the Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock, which could negatively affect the market price of our common stock, our liquidity and our ability to raise capital.

On October 27, 2023, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market informing it that because the closing bid price for its common stock listed on Nasdaq was below $1.00 per share for the last 31 consecutive business days, it did not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Rule”). In accordance with Nasdaq’s Listing Rules, the Company had a period of 180 calendar days, or until April 24, 2024, to regain compliance with the Minimum Bid Rule.

Additionally, on February 27, 2024, the Staff issued another notice (the “February Notice”) notifying the Company that its common stock had a closing bid price of $0.10 or less for 10 consecutive trading days (February 12, 2024 to February 26, 2024). Accordingly, the Company is subject to the provisions contemplated under Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stock Rule”). As a result, the Staff had determined to delist the Company’s securities from Nasdaq effective as of the opening of business on March 7, 2024, unless the Company requested an appeal before the Nasdaq Hearings Panel (the “Panel”) of the Staff’s determination by March 5, 2024. The Company requested a hearing before the Panel to appeal the February Notice, and Nasdaq initially scheduled the hearing for April 30, 2024. Subsequently, the Company was granted an expedited review process and extension as described below, and received notice that an oral hearing was not necessary.

Following the Company’s Special Meeting of Shareholders that was held on April 12, 2024, at which the reverse stock split proposal was not approved, the Company provided the Panel with an update on the Company’s plan to regain compliance with the Minimum Bid Rule and an extension request until July 24, 2024. On April 19, 2024, the Panel granted an extension for the Company to regain compliance with the Minimum Bid Rule until July 24, 2024, conditioned upon:

•the Company obtaining shareholder approval for a reverse stock split that satisfies the Minimum Bid Rule by July 1, 2024; and

•the Company effecting the reverse stock split by July 11, 2024 and maintaining a $1.00 closing bid price or more for a minimum of ten consecutive trading days by July 24, 2024.

While on January 3, 2024 the Company’s shareholders approved a reverse stock split of the outstanding shares of the Company’s common stock at a ratio within a range of 1-for-2 to 1-for-15, as determined by our board of directors, the board has not implemented a reverse stock split pursuant to that approval, and has determined that, based on recent stock prices of the Company’s common stock, the maximum ratio under that approved range of 1-for-15 would not be sufficient to cause the stock price to increase or be maintained at a level that would satisfy the Minimum Bid Rule. As a result, the board previously called a special meeting of shareholders to request, among other matters, that its shareholders approve a reverse stock split of the outstanding shares of the Company’s common stock at a ratio within a range of 1-for-25 and 1-for-200, as determined by the board. However, the reverse stock split was not approved at the special meeting.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 22, 2024, the Company intends to hold its 2024 annual meeting of shareholders on July 1, 2024, in part, to comply with the conditions of the extension. However, failure to meet any of the terms of this extension could result in the immediate delisting of the Company’s securities from the Nasdaq Stock Market. There can be no assurances that the Company will be able to satisfy the conditions of the Panel’s extension, approve the reverse stock split at the annual meeting, or that the Company will be able meet the continued listing requirements during any compliance period or in the future. If the Company is unable to regain or maintain compliance with these Nasdaq requirements, its common stock will be delisted from Nasdaq.

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

Based on the Company’s current financial position, including the approximately $1.5 million of cash, restricted cash, cash equivalents and investments that are restricted under the Company’s contingent value rights (“CVR”) agreement and cannot be used by the Company for its own working capital needs, the Company does not have sufficient cash to make the first earnout payment under the SUNation Transaction Agreement, which was due on May 6, 2024, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first principal payment of the long-term note that is due on November 9, 2024. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition. Furthermore, failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits

The following exhibits are included herewith:

3.1	Fourth Amended and Restated Articles of Incorporation, dated January 30, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 5, 2024)
3.2

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (included in Exhibit 3.1)

3.3	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2022)
10.1	Form of Securities Purchase Agreement, dated February 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2024).
10.2	Form of Waiver and Amendment, dated February 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 5, 2024).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Kyle Udseth
Kyle Udseth
Date: May 10, 2024		Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: May 10, 2024		Chief Financial Officer