Form 10-Q
period 2024-06-30
Pineapple Energy Inc.
filed 2024-08-19
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 15, 2024	8,723,625

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30	December 31
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$1,046,343	$3,575,283
Restricted cash and cash equivalents	1,085,712	1,821,060
Trade accounts receivable, less allowance for
credit losses of $159,949 and $94,085, respectively	4,764,055	5,010,818
Inventories, net	3,233,620	3,578,668
Prepaid income taxes	64,598	—
Related party receivables	24,871	46,448
Prepaid expenses	1,589,679	1,313,082
Costs and estimated earnings in excess of billings	4,615	57,241
Other current assets	416,954	376,048
TOTAL CURRENT ASSETS	12,230,447	15,778,648
PROPERTY, PLANT AND EQUIPMENT, net	1,377,150	1,511,878
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	4,298,661	4,516,102
Intangible assets, net	14,389,583	15,808,333
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	39,246,094	40,882,285
TOTAL ASSETS	$52,853,691	$58,172,811
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,499,765	$7,677,261
Accrued compensation and benefits	924,068	1,360,148
Operating lease liability	415,675	394,042
Accrued warranty	261,489	268,004
Other accrued liabilities	635,634	867,727
Income taxes payable	-	5,373
Refundable customer deposits	1,337,839	2,112,363
Billings in excess of costs and estimated earnings	1,413,550	440,089
Contingent value rights	1,198,212	1,691,072
Earnout consideration	2,700,000	2,500,000
Current portion of loans payable	1,877,694	1,654,881
Current portion of loans payable - related party	3,511,341	3,402,522
Embedded derivative liability	1,055,600	-
TOTAL CURRENT LIABILITIES	23,830,867	22,373,482
LONG-TERM LIABILITIES:
Loans payable and related interest	7,357,475	8,030,562
Loans payable and related interest - related party	2,294,085	2,097,194
Deferred income taxes	41,579	41,579
Operating lease liability	3,978,013	4,193,205
Earnout consideration	-	1,000,000
Warrant liability	9,806,409	-
TOTAL LONG-TERM LIABILITIES	23,477,561	15,362,540
COMMITMENTS AND CONTINGENCIES (Note 7)
MEZZANINE EQUITY:
Redeemable convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 14,515 and no shares issued and outstanding, respectively	16,442,945	—

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no and 28,000 shares issued and outstanding, respectively	—	28,000
Series B preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 1 and no shares issued and outstanding, respectively	1	—
Common stock, par value $0.05 per share; 7,500,000 shares authorized;
7,243,258 and 683,107 shares issued and outstanding, respectively(1)	362,163	34,155
Additional paid-in capital(1)	21,520,759	47,456,045
Accumulated deficit	(32,780,605)	(27,081,411)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,897,682)	20,436,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,853,691	$58,172,811

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales	$13,549,420	$19,836,291	$26,768,617	$41,901,716
Cost of sales	8,757,066	12,699,357	17,170,815	26,758,466
Gross profit	4,792,354	7,136,934	9,597,802	15,143,250
Operating expenses:
Selling, general and administrative expenses	6,558,923	7,230,555	13,187,950	15,292,678
Amortization expense	709,375	1,216,699	1,418,750	2,483,397
Transaction costs	—	—	—	2,020
Fair value remeasurement of SUNation earnout consideration	(450,000)	105,000	(800,000)	930,000
Total operating expenses	6,818,298	8,552,254	13,806,700	18,708,095
Operating loss	(2,025,944)	(1,415,320)	(4,208,898)	(3,564,845)
Other (expense) income:
Investment and other income	27,325	35,756	73,166	55,289
Gain on sale of assets	—	—	6,118	244,271
Fair value remeasurement of warrant liability	(3,267,571)	—	461,022	—
Fair value remeasurement of embedded derivative liability	(1,055,600)	—	(1,055,600)	—
Fair value remeasurement of contingent value rights	116,775	1,642,195	492,860	1,392,195
Interest and other expense	(735,633)	(599,335)	(1,500,503)	(1,057,553)
Other (expense) income, net	(4,914,704)	1,078,616	(1,522,937)	634,202
Net loss before income taxes	(6,940,648)	(336,704)	(5,731,835)	(2,930,643)
Income tax (benefit) expense	(6,633)	(2,894)	(471)	2,838
Net loss from continuing operations	(6,934,015)	(333,810)	(5,731,364)	(2,933,481)
Net loss from discontinued operations, net of tax	—	(1,216,934)	—	(1,172,252)
Net loss	(6,934,015)	(1,550,744)	(5,731,364)	(4,105,733)

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	—	20,125	—	44,530
Total other comprehensive income	—	20,125	—	44,530
Comprehensive loss	$(6,934,015)	$(1,530,619)	$(5,731,364)	$(4,061,203)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	—	—	(10,571,514)	—
Less: Deemed dividend on modification of PIPE Warrants	—	—	(751,125)	—
Net loss attributable to common shareholders	$(6,934,015)	$(1,550,744)	$(17,054,003)	$(4,105,733)

Basic net loss per share(1):
Continuing operations	$(1.11)	$(0.50)	$(3.83)	$(4.43)
Discontinued operations	—	(1.83)	—	(1.77)
	$(1.11)	$(2.34)	$(3.83)	$(6.20)

Diluted net loss per share(1):
Continuing operations	$(1.11)	$(0.50)	(3.83)	(4.43)
Discontinued operations	—	(1.83)	—	(1.77)
	$(1.11)	$(2.34)	$(3.83)	$(6.20)

Weighted Average Basic Shares Outstanding(1)	6,269,514	663,256	4,448,431	662,288
Weighted Average Dilutive Shares Outstanding(1)	6,269,514	663,256	4,448,431	662,288

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Six Months Ended June 30, 2024

	Redeemable Convertible		Series A Convertible		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	683,107	$34,155	$47,456,045	$(27,081,411)	$—	$20,436,789
Net loss	—	—	—	—	—	—	—	—	—	(5,731,364)	—	(5,731,364)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	7,666	383	9,389	—	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	16,553	828	(828)	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	180,180	9,009	909,979	—	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	14	—	—	15
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	56,618	2,831	321,959			324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	(30,940,875)	—	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	(751,125)	—	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	(10,592,220)	—	—	(10,592,220)

Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	6,304,978	315,249	14,961,806	—	—	15,277,055
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	(721)	(36)	(1,096)	—	—	(1,132)
Share based compensation	—	—	—	—	—	—	—	—	185,723	—	—	185,723
Other share retirements	—	—	—	—	—	—	(5,123)	(256)	(38,012)	32,170	—	(6,098)
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	—	$—	1	$1	7,243,258	$362,163	$21,520,759	$(32,780,605)	$—	$(10,897,682)

For the Three Months Ended June 30, 2024

	Redeemable Convertible		Series A		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income	Total
BALANCE AT MARCH 31, 2024	20,597	$23,333,613	—	$—	—	$—	4,276,953	$213,847	$14,464,817	$(25,850,588)	$—	$(11,171,924)
Net loss	—	—	—	—	—	—	—	—	—	(6,934,015)	—	(6,934,015)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	7,527	376	8,356	—	—	8,732
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	8,817	441	(441)	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	14	—	—	15
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	56,618	2,831	321,959			324,790
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(6,082)	(6,890,668)	—	—	—	—	2,896,457	144,823	6,745,844	—	—	6,890,667
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	(721)	(36)	(1,096)	—	—	(1,132)
Share based compensation	—	—	—	—	—	—	—	—	(11,583)	—	—	(11,583)
Other share retirements	—	—	—	—	—	—	(2,393)	(119)	(7,111)	3,998	—	(3,232)
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	0	$0	1	$1	7,243,258	$362,163	$21,520,759	$(32,780,605)	$—	$(10,897,682)

For the Six Months Ended June 30, 2023

	Redeemable Convertible		Series A Convertible		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	(Loss) Income	Total
BALANCE AT DECEMBER 31, 2022	—	$—	28,000	$28,000	—	$—	661,039	$33,052	$46,260,796	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	—	—	—	—	(4,105,733)	—	(4,105,733)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	5,666	283	125,115	—	—	125,398
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	2,500	125	(125)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	—	—	—	—	612,982	—	—	612,982
Other share retirements	—	—	—	—	—	—	(283)	(14)	(19,896)	13,619	—	(6,291)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	44,530	44,530
BALANCE AT JUNE 30, 2023	—	$—	28,000	$28,000	—	$—	668,922	$33,446	$47,015,163	$(23,181,248)	$34,108	$23,929,469

For the Three Months Ended June 30, 2023
											Accumulated
	Redeemable Convertible		Series A Convertible		Series B				Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income (Loss)	Total
BALANCE AT MARCH 31, 2023	—	$—	28,000	$28,000	—	$—	663,256	$33,163	$46,553,220	$(21,630,504)	$13,983	$24,997,862
Net loss	—	—	—	—	—	—	—	—	—	(1,550,744)	—	(1,550,744)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	5,666	283	125,115	—	—	125,398
Gain on extinguishment of related party debt	—	—	—	—	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	—	—	—	—	300,537	—	—	300,537
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	20,125	20,125
BALANCE AT JUNE 30, 2023	—	$—	28,000	$28,000	—	$—	668,922	$33,446	$47,015,163	$(23,181,248)	$34,108	$23,929,469

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,731,364)	$(4,105,733)
Net loss from discontinued operations, net of tax	—	(1,172,252)
Net loss from continuing operations	(5,731,364)	(2,933,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,588,564	2,694,869
Share based compensation	185,723	612,982
Fair value remeasurement of earnout consideration	(800,000)	930,000
Fair value remeasurement of warrant liability	(461,022)	—
Fair value remeasurement of embedded derivative liability	1,055,600	—
Fair value remeasurement of contingent value rights	(492,860)	(1,392,195)
Gain on sale of assets	(6,118)	(244,271)
Interest and accretion expense	1,500,503	1,057,553
Changes in assets and liabilities:
Trade accounts receivable	268,340	(41,416)
Inventories	327,540	1,461,933
Income taxes	(69,971)	(26,569)
Other assets, net	(264,877)	2,564,799
Accounts payable	822,503	(1,075,338)
Accrued compensation and benefits	(436,080)	49,133
Customer deposits	(774,524)	(1,615,514)
Other accrued liabilities	758,737	(3,201,736)
Accrued interest	(896,420)	(240,143)
Net cash used in operating activities	(3,425,726)	(1,399,394)
Net cash used in operating activities - discontinued operations	—	(261,588)
Net cash used in operating activities	(3,425,726)	(1,660,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,579)	(409,762)
Proceeds from the sale of property, plant and equipment	6,118	—
Proceeds from the sale of investments	—	1,358,418
Net cash (used in) provided by investing activities	(11,461)	1,198,656
Net cash provided by investing activities - discontinued operations	—	1,102,935
Net cash (used in) provided by investing activities	(11,461)	2,301,591
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	7,726,361
Payments against loans payable	(748,647)	(6,706,025)
Equity issuance costs paid	(81,012)	—
Proceeds from the issuance of common stock under registered direct offering	1,000,000	—
Proceeds from the issuance of Series B preferred stock	15	—
Payments for contingent value rights distributions	—	—
Proceeds from issuance of common stock, net of shares withheld	9,773	125,398
Cash in lieu payment on fractional shares under reverse stock split	(1,132)	—
Payment of contingent consideration related to acquisition	—	—
Purchase of common stock	(6,098)	(6,291)
Net cash provided by financing activities	172,899	791,378
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,264,288)	1,431,987
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,396,343	5,256,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,132,055	$6,688,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$69,500	$26,332
Interest paid	821,306	248,627
NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on extinguishment of related party debt	—	36,291
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	11,322,639	—
Conversion of redeemable convertible preferred stock to common stock	15,277,055	—
Operating right of use assets obtained in exchange for lease obligations	—	753,972

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

The Company is a domestic operator and consolidator of residential and commercial solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

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

Reverse Stock Split

On January 3, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On May 28, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “Reverse Stock Split”) and approved an amendment (“Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the Reverse Stock Split.

Effective June 12, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on June 12, 2024 (the "Effective Date").

As a result of the Reverse Stock Split, at 12:01 a.m. Central Time on the Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the Reverse Stock Split ratio.

Effective as of the same time as the Reverse Stock Split, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Split ratio. Upon effectiveness, the Reverse Stock Split also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Split ratio and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

The effects of the Reverse Stock Split have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

Impact of the Reverse Stock Split

The impact of the Reverse Stock Split was applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported.

The following table illustrates changes in common stock (in number of shares and dollar amount) and additional paid-in-capital, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	June 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	10,033,831	(9,364,909)	668,922
Common Stock amount	$501,692	$(468,246)	$33,446
Additional Paid-in-Capital	$46,546,917	$468,246	$47,015,163

	March 31, 2023			March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	9,948,836	(9,285,580)	663,256	64,154,286	(59,877,333)	4,276,953
Common Stock amount	$497,442	$(464,279)	$33,163	$3,207,714	$(2,993,867)	$213,847
Additional Paid-in-Capital	$46,088,941	$464,279	$46,553,220	$11,470,950	$2,993,867	$14,464,817

	December 31, 2022			December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	9,915,586	(9,254,547)	661,039	10,246,605	(9,563,498)	683,107
Common Stock amount	$495,779	$(462,727)	$33,052	$512,330	$(478,175)	$34,155
Additional Paid-in-Capital	$45,798,069	$462,727	$46,260,796	$46,977,870	$478,175	$47,456,045

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three Months Ended June 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	9,948,836	(9,285,580)	663,256
Loss per share from continuing operations - basic and diluted	$(0.03)	$(0.47)	$(0.50)
Loss per share from discontinued operations - basic and diluted	$(0.13)	$(1.70)	$(1.83)

	Six Months Ended June 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	9,934,324	(9,272,036)	662,288
Loss per share from continuing operations - basic and diluted	$(0.29)	$(4.14)	$(4.43)
Loss per share from discontinued operations - basic and diluted	$(0.12)	$(1.65)	$(1.77)

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

PIPE Transaction

On March 28, 2022, following the Closing, the Company closed on a $32.0 million private investment in public entity (“PIPE”) transaction pursuant to a securities purchase agreement. Under the terms of the securities purchase agreement, for their $32.0 million investment, the PIPE Investors received shares of newly authorized CSI Series A convertible preferred stock convertible at a price of $204.00 per share ($13.60 prior to the Reverse Stock Split) into the Company’s common stock, together with warrants to purchase an additional $32.0 million of common shares at that same price. The Company used the proceeds from the PIPE to fund the cash portion of an asset acquisition, to repay $4.5 million ($5.6 million including five-year interest) of Pineapple Energy’s $7.5 million term loan from Hercules Capital, Inc., to pay for transaction expenses, and for working capital to support Pineapple Energy’s growth strategy of acquiring leading local and regional solar installers around the United States.

Registered Direct Offering

On February 5, 2024, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of 180,180 shares (2,702,703 prior to the Reverse Stock Split) of the Company’s common stock in a registered direct offering. The purchasers in this offering purchased, and the Company sold, the shares at a purchase price per share of $5.55 ($0.37 prior to the Reverse Stock Split). The sale closed on February 7, 2024 for aggregate gross proceeds of $1.0 million, before deducting the placement agent fees and related offering expenses.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, the fair value of warrant liabilities, the fair value of the contingent value rights and contingent consideration, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $1,225,988 and $1,799,357 as of June 30, 2024 and December 31, 2023, respectively. The $1.1 million of restricted cash and cash equivalents on the balance sheet as of June 30, 2024 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $221,982 and $126,990 at June 30, 2024 and December 31, 2023, respectively.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker is comprised of our Interim Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. Based on the financial information presented to and reviewed by our chief operating decision maker in deciding how to allocate resources and in assessing performance, we have determined we have two operating segments, but meet the aggregation criteria in order to aggregate into one reportable segment.

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,322,639 in deemed dividends during the six months ended June 30, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the Series A convertible preferred shares, warrants and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both June 30, 2024 and 2023. Warrants totaling 15,573,145 and 345,099 and restricted stock units totaling 30,287 and 68,016 would have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2024 and 2023, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Residential contracts	$12,302,517	$14,993,596	$23,900,451	$33,335,330
Commercial contracts	492,202	3,760,263	1,489,395	6,588,042
Service revenue	754,701	1,023,049	1,378,771	1,665,370
Software revenue	—	51,480	—	301,480
Other	—	7,903	—	11,494
	$13,549,420	$19,836,291	$26,768,617	$41,901,716

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Performance obligations satisfied at a point in time	$13,057,218	$16,076,028	$25,279,222	$35,313,674
Performance obligations satisfied over time	492,202	3,760,263	1,489,395	6,588,042
	$13,549,420	$19,836,291	$26,768,617	$41,901,716

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023

Billings to date	$2,106,313	$2,131,579

Costs incurred on uncompleted contracts	414,228	1,208,444
Estimated earnings	278,535	483,046
Cost plus estimated earnings	692,763	1,691,490

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,413,550	$440,089

Costs and estimated earnings in excess of billings as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023

Costs incurred on uncompleted contracts	$16,018	$119,782
Estimated earnings	12,061	396,174
Total costs and estimated earnings	28,079	515,956
Billings to date	23,464	458,715
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,615	$57,241

NOTE 5 – DISCONTINUED OPERATIONS

On June 30, 2023, the Company sold substantially all of the assets of its legacy non-core subsidiaries, JDL and Ecessa, to TheIPGuys.net LLC doing business as OneNet Global for total net proceeds of $1,231,616. The Company received net initial proceeds of $1,106,616, consisting of $1,175,000 in initial consideration less $68,384 in adjustments. An additional $125,000 in consideration was held in escrow until July 1, 2024 for potential indemnification claims that may arise under the asset purchase agreement. The amount in escrow represented a consideration receivable that is included in other current assets within the condensed consolidated balance sheet as of June 30, 2024, as it was considered to be probable that the amount will be received in full at the conclusion of the escrow period. The amount of escrow proceeds that will be received will depend on whether any indemnification obligations arise under the asset purchase agreement and the receivable will be monitored for potential impairment. There were no indemnification obligations identified and the escrow funds will be released in the third quarter of 2024. The Company recorded a loss on sale of $1,190,002 during the second quarter of 2023. The presentation of discontinued operations with respect to this transaction has been retrospectively applied to all prior periods presented.

The financial results of the discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales	$—	$1,662,629	$—	$3,414,810
Cost of sales	—	1,199,646	—	2,444,014
Selling, general and administrative expenses	—	430,509	—	879,214
Transaction costs	—	—	—	14,426
Restructuring expenses	—	56,717	—	56,717
Loss on sale of assets	—	1,190,002	—	1,190,002
Operating loss before income taxes	—	(1,214,245)	—	(1,169,563)
Income tax expense	—	2,689	—	2,689
Loss from discontinued operations	$—	$(1,216,934)	$—	$(1,172,252)

During the three and six months ended June 30, 2023, the Company recorded a total of $56,717 in expected restructuring expenses, which consisted of severance and related benefits costs. The Company paid $56,717 in restructuring charges in 2023 and had no restructuring accruals recorded at either June 30, 2024 or December 31, 2023.

NOTE 6 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		June 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(8,848,299)	$13,339,583
Developed technology	4 years	2,400,000	(1,350,000)	1,050,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(10,798,299)	$14,389,583

		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(7,729,549)	$14,458,333
Developed technology	4 years	2,400,000	(1,050,000)	1,350,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(9,379,549)	$15,808,333

Amortization expense on these identifiable intangible assets was $709,375 and $1,216,699 during the three months ended June 30, 2024 and 2023, respectively and $1,418,750 and $2,483,397 during the six months ended June 30, 2024 and 2023, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Year Ending December 31:
Q3 - Q4 2024	$1,418,750
2025	2,837,500
2026	2,387,500
2027	2,237,500
2028	2,237,500
Thereafter	3,270,833
Total	$14,389,583

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

At June 30, 2024 and December 31, 2023, the combined loan and accrued interest balance was $596,183 and $497,052, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $192,290 and $221,983 for three months ended June 30, 2024 and 2023, respectively, and $395,119 and $412,641 for the six months ended June 30, 2024 and 2023, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. Interest is due annually on each December 31st. The Company was unable to make the second interest payment totaling $250,703 due on December 31, 2023. The Company will be required to make a principal payment of $2,740,000 million on November 9, 2024. The Company is not permitted to make any payments under the Long-Term Note unless Decathlon (defined below) has provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty..

The balance of Long-Term Note recorded at June 30, 2024 and December 31, 2023 was $5,805,426 and $5,499,716, respectively. Interest and accretion expense related to the notes totaled $152,855 and $250,347 for the three months ended June 30, 2024 and 2023 respectively, and $305,710 and $470,419 for the six months ended June 30, 2024 and 2023, respectively.

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

At issuance of the Loan Agreement, the Company concluded that the potential acceleration of amounts outstanding under the Loan Agreement upon an event of default included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability had no fair value at issuance and at the end of each of the reporting periods ended prior to June 30, 2024. As of June 30, 2024, the fair value of this embedded derivative liability was estimated to be $1,055,600 and was recorded within current liabilities. For the six months ended June 30, 2024, the Company recorded a loss of $1,055,600 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

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

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At June 30, 2024 and December 31, 2023, the combined loan and accrued interest balance was $7,042,880 and $7,408,925, respectively, and the unamortized debt issuance costs balance was $225,633 and $280,856, respectively. The Company recorded interest expense of $379,721 and $127,698 for the three months ended June 30, 2024 and 2023, respectively, and $769,178 and $127,698 for the six months ended June 30, 2024 and 2023, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at June 30, 2024 and December 31, 2023 was $277,844 and $333,717, respectively. Interest expense was $2,592 and $5,036 for the three months ended June 30, 2024 and 2023, respectively, and $11,560 and $5,653 for the six months ended June 30, 2024 and 2023, respectively.

Promissory Note

Through the SUNation acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at June 30, 2024 and December 31, 2023 was $1,533,867 and $1,656,416, respectively. Interest expense was $12,796 and $15,337 for the three months ended June 30, 2024 and 2023, respectively, and $26,090 and $29,968 for the six months ended June 30, 2024 and 2023, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of June 30, 2024 and December 31, 2023 of $24,871 and $46,448, respectively.

Related party payables

As part of the acquisition of SUNation, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during 2023, leaving no remaining balance at either June 30, 2024 or December 31, 2023.

Leases

The Company leases its offices in Hawaii and New York from companies owned by the prior owners of HEC and SUNation, respectively, most of whom are still employees and one who is a current director of the Company.

NOTE 9 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following an amendment approved on December 7, 2022, the 2022 Plan authorizes the issuance of up to 83,333 shares of common stock (1,250,000 prior to the Reverse Stock Split). At June 30, 2024, 30,693 shares had been issued under the 2022 Plan, 20,650 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 31,990 shares were available for grant under future awards.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 5,485 RSUs in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 8,970 RSUs in connection with the hiring of Senior Vice Presidents in connection with the SUNation acquisition.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the six months ended June 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2023	52,361	$30.27
Units Granted	8,400	8.85
Shares Issued	(16,553)	25.29
Forfeited	(13,921)	24.99
Outstanding – June 30, 2024	30,287	29.47

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Split of the common stock at a ratio of 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended June 30, 2024 and 2023 was $(11,583) and $300,537, respectively, and $185,723 and $612,982 for the six months ended June 30, 2024 and 2023. Unrecognized compensation expense related to outstanding RSUs was $341,490 at June 30, 2024 and is expected to be recognized over a weighted-average period of 1.5 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2024, 20,001 shares remained available for purchase under the ESPP.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

In June 2021, the Company entered into a stock purchase agreement to issue Series A Preferred Stock. At such time, the Series A Preferred Stock contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which Series A Preferred shareholders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Preferred Stock have anti-dilution provisions that would increase the number of shares issuable upon conversion, and lower the conversion price of the Series A Preferred Stock if the Company issues equity securities at a price less than the current conversion price of the Series A Preferred Stock at the time of such issuance. In February 2024, the Company entered into a Limited Waiver and Amendment (“Waiver”) and the investors agreed to a floor of $2.10 ($0.14 prior to the Reverse Stock Split) with respect to the adjustment set forth for the conversion price and to waive future anti-dilution protection with respect to 50% of the shares of Preferred Stock held by such purchasers as of the date of the Waiver.

The Company is required to analyze amendments to preferred stock terms to determine the appropriate method of accounting to be applied. While guidance exists in ASC 470-50 to address the accounting for debt modifications, including preferred stock that is accounted for as a liability, there is no comparable guidance to address the accounting for modifications to preferred stock instruments that are accounted for as equity or temporary equity, which necessitates the subjective determination of whether a modification or exchange represents an extinguishment. Current accounting guidance permits the analysis of preferred stock modifications by using either the qualitative approach, the fair value approach or the cash flow approach. Due to the nature of the amendment made to the preferred stock terms and consistent with its prior policy, the Company determined that the fair value approach was the most appropriate methodology. Based on the quantitative method, the Company determined that the Waiver resulted in an extinguishment of the Preferred Stock. As a result, the Preferred Stock was revalued immediately after the Waiver in February 2024. The difference between the previous carrying amount and the fair value of $751,125 was recognized as a deemed dividend in the three months ended March 31, 2024 that reduces retained earnings and income available to common shareholders in calculating earnings per share. As the Company does not have any retained earnings, management recorded the deemed dividend by reducing the amount of additional paid-in-capital (“APIC”) in the consolidated statement of stockholders’ equity as of June 30, 2024.

In addition, management evaluated the Series A Preferred Stock after the modifications and determined that they should be reclassified to mezzanine equity under ASC 480-10-S99 as a result of the Company not having sufficient authorized and unissued shares to settle a conversion to Common Stock.

NOTE 11 – WARRANTS

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. At such time, the PIPE Warrants contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which PIPE Warrant holders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Warrants have anti-dilution provisions that would increase the number of shares issuable upon exercise and lower the exercise price of the Series A Warrants if the Company issues equity securities at a price less than the current exercise price of the Series A Warrants at the time of such issuance. Pursuant to the Waiver, investors agreed to a floor of $2.10 ($0.14 prior to the Reverse Stock Split) with respect to the anti-dilution adjustments in the warrants and extend the term of the warrants until March 28, 2029.

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

Management evaluated the warrants after the modifications made in February 2024 and determined that they should be reclassified from equity to liability based on the guidance in ASC 815-40 and the Company failing to have enough authorized and unissued shares available to settle an exercise of the contract. In accordance with ASC 815-40, the carrying value of the warrants were adjusted to fair value through an adjustment in stockholders’ equity immediately prior to the reclassification. Subsequent to the reclassification, management remeasured the warrant liability to fair value as of June 30, 2024 and recorded the change in fair value to other income (expense) in the condensed consolidated statement of operations.

NOTE 12 – SERIES B PREFERRED STOCK

On May 13, 2024, the Company entered into a Subscription and Investment Representation Agreement pursuant to which the Company agreed to issue and sell one share of the Company’s Series B Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), for $15. The sale closed on May 14, 2024.

On May 13, 2024, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Minnesota, effective as of May 13, 2024, designating the rights, preferences, privileges and restrictions of the share of the Series B Preferred Stock. The Certificate of Designation provides that the share of Series B Preferred Stock has 5,000,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to (i) any proposal to amend the Company’s Fourth Amended and Restated Articles of Incorporation (the “Articles”) to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split Proposal”) and (ii) any proposal to adopt an amendment to the Articles, or any other proposal to otherwise approve or ratify, to increase the authorized number of shares of common stock, either by increasing the total number of authorized shares or by effecting a reverse stock split without a corresponding decrease in the number of authorized shares (the “Authorized Shares Increase Proposal”). The Series B Preferred Stock will also be entitled to vote in the election of directors, but will only have one vote to cast with respect to each director nominee.

The Series B Preferred Stock must be voted, without action by the holder, in the same proportion as shares of common stock are voted. The Series B Preferred Stock otherwise has no voting rights except as otherwise required by the Minnesota Business Corporation Act.

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company, nor is it redeemable for cash or any other consideration. The Series B Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution, or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock will not be entitled to receive dividends of any kind.

Under the Certificate of Designation, the outstanding share of Series B Preferred Stock will be cancelled in whole, but not in part, at any time (i) if such cancellation is ordered by the Company’s board of directors in its sole discretion or (ii) automatically upon the approval by the Company’s shareholders of the Reverse Stock Split Proposal and Authorized Shares Increase Proposal at any meeting of shareholders. The holder of the share of Series B Preferred Stock was not entitled to any consideration upon such cancellation. The shareholders approved the Reverse Stock Split Proposal and Authorized Shares Increase Proposal on July 19, 2024 and, as a result, the share of Series B Preferred Stock was automatically cancelled at that time.

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

The Company’s effective income tax rate from continuing operations was 0.0% for the three months ended June 30, 2024. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the six months ended June 30, 2023 was (0.1%) and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are summarized below.

	June 30, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,225,988	$—	$—	$1,225,988
Subtotal	1,225,988	—	—	1,225,988

Liabilities:
Contingent value rights	—	—	(1,198,212)	(1,198,212)
Warrant liability	—	—	(9,806,409)	(9,806,409)
Embedded derivative liability	—	—	(1,055,600)	(1,055,600)
Earnout consideration	—	—	(2,700,000)	(2,700,000)
Subtotal	—	—	(14,760,221)	(14,760,221)

Total	$1,225,988	$—	$(14,760,221)	$(13,534,233)

	December 31, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,799,357	$—	$—	$1,799,357
Subtotal	1,799,357	—	—	1,799,357

Current Liabilities:
Contingent value rights	—	—	(1,691,072)	(1,691,072)
Earnout consideration	—	—	(3,500,000)	(3,500,000)
Subtotal	—	—	(5,191,072)	(5,191,072)

Total	$1,799,357	$—	$(5,191,072)	$(3,391,715)

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
March 31, 2024	$(1,314,987)	$(6,863,627)	$—	$(3,150,000)	$(11,328,614)
Warrant exercise	—	324,789	—	—	324,789
Fair value adjustments	116,775	(3,267,571)	(1,055,600)	450,000	(3,756,396)
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)

	Three Months Ended June 30, 2023
	Contingent value rights	Earnout consideration	Total
March 31, 2023	$(7,652,715)	$(2,975,000)	$(10,627,715)
Fair value adjustments	1,642,195	(105,000)	1,537,195
June 30, 2023	$(6,010,520)	$(3,080,000)	$(9,090,520)

	Six Months Ended June 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Warrant exercise	—	324,789		—	324,789
Fair value adjustments	492,860	461,022	(1,055,600)	800,000	698,282
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)

	Six Months Ended June 30, 2023
	Contingent value rights	Earnout consideration	Total
December 31, 2022	$(7,402,715)	$(2,150,000)	$(9,552,715)
Fair value adjustments	1,392,195	(930,000)	462,195
June 30, 2023	$(6,010,520)	$(3,080,000)	$(9,090,520)

The estimated fair value of the CVRs as of June 30, 2024 and December 31, 2023 was $1,198,212 and $1,691,072, respectively, as noted above. The Company recorded a $492,860 gain on the fair value remeasurement of the CVRs during the six months ended June 30, 2024 and a $1,392,195 gain on the fair value of the remeasurement of the CVRs during the six months ended June 30, 2023.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of June 30, 2024 and December 31, 2023 was $2,700,000 and $3,500,000, respectively. Included in the $2,700,000 at June 30, 2024 is $2,500,000 related to the first earnout period and $200,000 related to the second earnout period, both recorded in current liabilities. The estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $800,000 and a remeasurement loss of $930,000 during the six months ended June 30, 2024 and 2023, respectively.

The estimated fair value of the PIPE warrants was $9,806,409 and $0 as of June 30, 2024 and December 31, 2023, respectively. As noted in Note 11, the warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $461,022 and $0 during the six months ended June 30, 2024 and 2023, respectively.

The estimated fair value of the embedded derivative liability was $1,055,600 and $0 as of June 30, 2024 and December 31, 2023, respectively. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $1,055,600 and $0 during the six months ended June 30, 2024 and 2023, respectively. The estimated fair value is considered a Level 3 measurement and the fair value of the embedded derivative liability is determined based on a comparison of the present value of cash flows with and without the embedded derivative. This analysis includes management estimates of the likelihood of an event of a default.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2024.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of June 30, 2024 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $1.1 million of restricted cash and cash equivalents that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company did not have sufficient cash to make the first earnout payment under the SUNation Transaction Agreement, which was due on May 6, 2024, and the Company’s forecasted future cash flows for the twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first principal payment of the Long-Term Note that is due on November 9, 2024, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note. Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

Nasdaq Compliance

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

Following the Company’s Special Meeting of Shareholders that was held on April 12, 2024, at which the reverse stock split proposal was not approved, the Company provided the Panel with an update on the Company’s plan to regain compliance with the Minimum Bid Rule and an extension request until July 24, 2024. On April 19, 2024, the Panel granted an extension for the Company to regain compliance with the Minimum Bid Rule until July 24, 2024.

On May 16, 2024, the Company received a notice from the Staff of the Nasdaq Stock Market informing the Company that it no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Rule”) because the Company reported stockholders’ equity of negative $11.2 million in its Form 10-Q for the period ended March 31, 2024, and, as of the date of the Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. Accordingly, the Notice indicates that this matter serves as an additional basis for delisting the Company’s securities from the Nasdaq Stock Market.

As noted in Note 1, on June 12, 2024, the Company effected a 1-for-15 Reverse Stock Split in an effort to regain compliance with the Minimum Bid Rule. On July 18, 2024, the Company received a notice from the Staff  informing the Company that it has regained compliance with the Bid Price Rule, and that, as a result, the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter in accordance with Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Bid Price Rule, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial panel or a newly convened Hearings Panel if the initial panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On July 19, 2024, the shareholders approved an increase in authorized shares which gives the Company sufficient shares to settle the conversion of the Company’s convertible preferred stock and warrants into common stock. As a result, on July 26, 2024, the Company received a decision from the Nasdaq Hearings Panel (the “Panel”) informing the Company that Nasdaq has determined and agreed that the Company is now in compliance with the Equity Rule. The Company will remain on a one-year Nasdaq Panel Monitor, which means that if the Company falls out of compliance again, it will not be able to submit a remediation plan to the Staff, but rather it will be required to go back into the hearings process.

The following table presents a pro forma presentation of our warrant liability, mezzanine equity and stockholders’ equity (deficit) to reflect what the June 30, 2024 balances would have been if the Company had sufficient authorized shares as of the balance sheet date.

	June 30, 2024	Pro Forma	Pro Forma
	As Presented	Adjustments	June 30, 2024
LONG-TERM LIABILITIES:
Warrant liability	$9,806,409	$(9,806,409)	$—

MEZZANINE EQUITY:
Redeemable convertible preferred stock	16,442,945	(16,442,945)	—

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible preferred stock	—	16,442,945	16,442,945
Series B preferred stock	1	—	1
Common stock	362,163	—	362,163
Additional paid-in capital	21,520,759	9,806,409	31,327,168
Accumulated deficit	(32,780,605)	—	(32,780,605)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(10,897,682)	$26,249,354	$15,351,672

Bridge Loan Financing

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from Conduit Capital U.S. Holdings LLC (“Conduit”), an unaffiliated lender, and MBB Energy, LLC (“MBB”), an affiliate of the Company. On such date, Conduit and MBB each loaned the principal sum of $500,000 to the Company on an original issue (“OID”) basis of 20% and accordingly, Conduit and MBB each advanced $400,000 to the Company (the “Initial Loans”) for a total of $800,000. The Initial Loans will accrue interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%. Commencing on October 21, 2024 through and including maturity date, the Company may request that Conduit and MBB provide additional advances for working capital on identical terms, conditions and interest rate as the Initial Loans on an OID basis, up to an aggregate principal sum of $1,000,000, and Conduit and MBB shall have the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans are secured by a pledge of all of the Company’s assets. The loans due by the Company to Conduit and MBB will become due on July 21, 2025 (“Maturity Date”).

On July 22, 2024, the Company entered into a Joinder and Amendment to Subordination Agreement (the “Joinder Agreement”) with Decathlon, Hercules Capital, Inc., Conduit and MBB. Pursuant thereto, Conduit and MBB became parties to the Subordination Agreement dated June 21, 2023, among the Company, Decathlon, and Hercules Capital, Inc. In accordance with the Joinder Agreement, Conduit and MBB agreed to subordinate their respective security interests in the Company’s assets, to the first priority security interest of Decathlon and the second security priority interest of Hercules.

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

•our common stock may be delisted from Nasdaq if we cannot maintain compliance with the applicable listing standards;

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

Overview

Pineapple Energy Inc. (“Pineapple,” “PEGY,” “we,” “our”, “us” or the “Company”) was originally organized as a Minnesota corporation in 1969.

Pineapple’s vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a domestic operator and consolidator of residential and commercial solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

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

Reverse Stock Split

On January 3, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On May 28, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “Reverse Stock Split”) and approved an amendment (“Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the Reverse Stock Split.

Effective June 12, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on June 12, 2024 (the "Effective Date").

As a result of the Reverse Stock Split, at 12:01 a.m. Central Time on the Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the Reverse Stock Split ratio.

Effective as of the same time as the Reverse Stock Split, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Split. Upon effectiveness, the Reverse Stock Split also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Split ratio and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Consolidated sales decreased $6,286,871, or 31.7% to $13,549,420 in the second quarter of 2024 from $19,836,291 in the second quarter of 2023. Sales in the second quarter of 2024 and 2023 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2024	2023
Residential contracts	$12,302,517	$14,993,596
Commercial contracts	492,202	3,760,263
Service revenue	754,701	1,023,049
Software revenue	—	51,480
Other	—	7,903
	$13,549,420	$19,836,291

Residential contract sales decreased $2,691,079, or 18%, due to a 7% reduction in residential kilowatts installed and also a decrease in average price per system installed as result of lower financing fees and lower battery attachment rate. The residential market within the solar industry is seeing an overall decline in installations due to higher interest rates. Commercial contract sales decreased $3,268,061, or 87%, due to a delay in the start of commercial pipeline projects into the second half of 2024.

Consolidated gross profit decreased to $4,792,354 in the second quarter of 2024 as compared to gross profit of $7,136,934 in the second quarter of 2023 due primarily to the decrease in revenue during the quarter. Gross margin decreased slightly to 35% during the second quarter of 2024 as compared to 36% in the second quarter of 2023.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement gain (loss) of SUNation earnout consideration, decreased to $6,818,298 in the second quarter of 2024 as compared to $8,552,254 in the second quarter of 2023. Consolidated selling, general and administrative expenses decreased $671,632, or 18%, to $6,558,923 in the second quarter of 2024 from $7,230,555 in the second quarter of 2023, due primarily to a $312,120 decrease in stock compensation expense and overall decreased personnel expenses on lower headcount. Amortization expense decreased by $507,324 to $709,375 in the second quarter of 2024 as compared to $1,216,699 in the same period of the prior year due to the completion of the amortization of certain intangible assets in late 2023. The fair value remeasurement related to the SUNation acquisition earnout consideration in the second quarter of 2024 was a gain of $450,000 compared to a loss of $105,000 in the same period of the prior year.

Consolidated other (expense) income decreased by $5,993,320 to expense of $4,914,704 in the second quarter of 2024 as compared to $1,078,616 in income in the second quarter of 2023. The decrease was primarily related to a $3,267,571 fair value remeasurement loss on the warrant liability, a $1,055,600 fair value remeasurement loss on the embedded derivative liability, a $1,525,420 decrease in fair value remeasurement gain on the contingent value rights (“CVRs”), and a $136,297 increase in interest and accretion expense.

Consolidated operating loss from continuing operations in the second quarter of 2024 was $2,025,944 as compared to $1,415,320 in the second quarter of 2023. Net loss from continuing operations attributable to shareholders in the second quarter of 2024 was $6,934,015, or $(1.11) per diluted share, compared to net loss from continuing operations of $333,810, or $(2.34) per diluted share, in the second quarter of 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

Consolidated sales decreased $15,133,099, or 36.1% to $26,768,617 in the first six months of 2024 from $41,901,716 in the first six months of 2023. Sales in the first six months of 2024 and 2023 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2024	2023
Residential contracts	$23,900,451	$33,335,330
Commercial contracts	1,489,395	6,588,042
Service revenue	1,378,771	1,665,370
Software revenue	—	301,480
Other	—	11,494
	$26,768,617	$41,901,716

Residential contract sales decreased $9,434,879, or 28%, due to a 19% reduction in residential kilowatts installed and also a decrease in average price per system installed as result of lower financing fees and lower battery attachment rate. The residential market within the solar industry is seeing an overall decline in installations due to higher interest rates. Commercial contract sales decreased $5,098,647, or 77%, due to a delay in the start of commercial pipeline projects into the second half of 2024.

Consolidated gross profit decreased to $9,597,802 in the first six months of 2024 as compared to gross profit of $15,143,250 in the first six months of 2023 due primarily to the decrease in revenue during the quarter. Gross margin remained flat at 36% during each of the first six months of 2024 and the first six months of 2023.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, transaction costs and a fair value remeasurement gain of SUNation earnout consideration, decreased to $13,806,700 in the first six months of 2024 as compared to $18,708,095 in the first six months of 2023. Consolidated selling, general and administrative expenses decreased $2,104,728, or 14%, to $13,187,950 in the first six months of 2024 from $15,292,678 in the first six months of 2023, due primarily to a $427,259 decrease in stock compensation expense, decreased sales and marketing expense, including commissions, on lower revenue in the quarter, and decreased personnel expenses on lower headcount. Amortization expense decreased by $1,064,647 to $1,418,750 in the first six months of 2024 as compared to $2,483,397 in the same period of the prior year due to the completion of the amortization of certain intangible assets in late 2023. The fair value remeasurement related to the SUNation acquisition earnout consideration in the first six months of 2024 was a gain of $800,000 compared to a loss of $930,000 in the same period of the prior year.

Consolidated other (expense) income decreased by $2,157,139 to expense of $1,522,937 in the first six months of 2024 as compared to $634,202 in income in the first six months of 2023. The decrease was primarily related to a $442,950 increase in interest and accretion expense, a $1,055,600 fair value remeasurement loss on the embedded derivative liability, and a $899,335 decrease in fair value remeasurement gain on the CVRs, partially offset by a $461,022 fair value remeasurement gain on the warrant liability.

Consolidated operating loss from continuing operations in the first six months of 2024 was $4,208,898 as compared to $3,564,845 in the first six months of 2023. Net loss from continuing operations attributable to shareholders in the first six months of 2024 (after taking into effect $11,322,639 in deemed dividends) was $17,054,003, or $(3.83) per diluted share, compared to net loss from continuing operations of $2,933,481, or $(4.43) per diluted share, in the first six months of 2023.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $2,132,055 in cash, restricted cash and cash equivalents. Of this amount, $1,225,988 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at June 30, 2024, $1,085,712 consisted of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital deficit of $(11,600,420) at June 30, 2024, consisting of current assets of $12,230,447 and current liabilities of $23,830,867 compared to working capital deficit of $(6,594,834) at December 31, 2023.

Cash used in operating activities was $3,425,726 in the first six months of 2024 as compared to $1,660,982 in the same period of 2023. Significant working capital changes in the six months ended June 30, 2024 included an increase in accounts payable of $822,503, a decrease in customer deposits of $774,524, and an increase in other accrued liabilities of $758,737 due to an increase in deferred revenue on upcoming commercial projects.

Net cash used in investing activities was $11,461 in the first six months of 2024 compared to $2,301,591 provided by investing activities in the same period of 2023. Net cash provided in the 2023 period was the result of proceeds from the sale of investments, proceeds from the sale of JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures.

Net cash provided by financing activities was $172,899 in the first six months of 2024 compared to $791,378 in the same period of 2023. Net cash provided by financing activities in the first six months of 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering, partially offset by payments against loans payable. Net cash provided by financing activities in the six months of 2023 was due to $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”), partially offset by $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan.

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

Based on the Company’s current financial position, the Company did not have sufficient cash to make the first SUNation earnout payment, which was due on May 6, 2024, and the Company’s forecasted future cash flows for the twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first principal payment of the Long-Term Note that is due on November 9, 2024, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Company’s Revenue Loan and Security Agreement, dated as of June 1, 2023, by and among the Company, Decathlon, and the other parties thereto (the “Loan Agreement”).  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note.  Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of June 30, 2024 was estimated at $1,198,212 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long-term assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.

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

Embedded Derivative Liability: The Company’s Decathlon Fixed Loan includes a mandatory prepayment feature upon a contingent event that is considered an embedded derivative that requires bifurcation under ASC 815. Under ASC 815, the embedded derivative is bifurcated and recorded at fair value at inception and each subsequent reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability had no fair value at issuance and at the end of each of the reporting periods ended prior to June 30, 2024. As of June 30, 2024, the fair value of this embedded derivative was ascribed value. See further discussion in Note 7.

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

Management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we concluded that our internal control over financial reporting was not effective.

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

Following the Company’s Special Meeting of Shareholders that was held on April 12, 2024, at which the reverse stock split proposal was not approved, the Company provided the Panel with an update on the Company’s plan to regain compliance with the Minimum Bid Rule and an extension request until July 24, 2024. On April 19, 2024, the Panel granted an extension for the Company to regain compliance with the Minimum Bid Rule until July 24, 2024.

On May 16, 2024, the Company received a notice from the Staff of the Nasdaq Stock Market informing the Company that it no longer complies with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market (the “Equity Rule”) because the Company reported stockholders’ equity of negative $11.2 million in its Form 10-Q for the period ended March 31, 2024, and, as of the date of the Notice, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations. Accordingly, the Notice indicates that this matter serves as an additional basis for delisting the Company’s securities from the Nasdaq Stock Market.

On June 12, 2024, the Company effected a 1-for-15 reverse stock split in an effort to regain compliance with the Minimum Bid Rule. On July 18, 2024, the Company received a notice from the Staff informing the Company that it has regained compliance with the Bid Price Rule, and that, as a result, the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter in accordance with Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Staff finds the Company again out of compliance with the Bid Price Rule, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial panel or a newly convened Hearings Panel if the initial panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On July 19, 2024, the shareholders approved an increase in authorized shares which gives the Company sufficient shares to settle the conversion of the Company’s convertible preferred stock and warrants into common stock. As a result, on July 26, 2024, the Company received a decision from the Nasdaq Hearings Panel (the “Panel”) informing the Company that Nasdaq has determined and agreed that the Company is now in compliance with the Equity Rule. The Company will remain on a one-year Nasdaq Panel Monitor, which means that if the Company falls out of compliance again, it will not be able to submit a remediation plan to the Staff, but rather it will be required to go back into the hearings process.

While on July 19, 2024 the Company’s shareholders approved a reverse stock split of the outstanding shares of the Company’s common stock at a ratio within a range of 1-for-2 to 1-for-200, as determined by our board of directors, the board has not implemented a reverse stock split pursuant to that approval.

Failure to meet any of the terms of Nasdaq Panel Monitor could result in the immediate delisting of the Company’s securities from the Nasdaq Stock Market, subject to a request by the Company for a new hearing with the initial panel or a newly convened Hearings Panel. There can be no assurances that the Company will be able to continue satisfying the continued listing requirements during the compliance period or in the future or effect another reverse stock split. If the Company is unable to maintain compliance with these Nasdaq requirements, its common stock will be delisted from Nasdaq.

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

Based on the Company’s financial position as of June 30, 2024, including the approximately $1.1 million of cash, restricted cash, cash equivalents and investments that are restricted under the Company’s contingent value rights (“CVR”) agreement and cannot be used by the Company for its own working capital needs, the Company did not have sufficient cash to make the first earnout payment under the SUNation Transaction Agreement, which was due on May 6, 2024, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of the financial statements in this report indicate that the Company will not have sufficient cash to make the first principal payment of the long-term note that is due on November 9, 2024. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition. Furthermore, failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

While the bridge loan financing the Company obtained on July 22, 2024 will assist with the Company’s working capital needs, this additional financing is not sufficient to make the outstanding earnout payment or the first principal payment on the long-term note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Certificate of Elimination

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.03, Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:

As previously reported, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Minnesota, effective as of May 13, 2024, designating the rights, preferences, privileges and restrictions of one (1) share of the Company’s Series B Preferred Stock, par value $1.00 per share.

The Company filed a Statement of Cancellation with the Secretary of State of the State of Minnesota, effective as of August 14, 2024, which canceled all matters set forth in the Certificate of Designation (the “Statement of Cancellation”).

The foregoing description of the Statement of Cancellation does not purport to be complete and is subject to, and qualified by, the full text of such document, a copy of which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits

The following exhibits are included herewith:

3.1	Fourth Amended and Restated Articles of Incorporation, dated January 30, 2024 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 5, 2024)
3.2

Articles of Amendment of Fourth Amended and Restated Articles of Incorporation, effective as of June 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2024)

3.3	Articles of Amendment to the Articles of Incorporation, dated July 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (included in Exhibit 3.1)

3.5	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2022)
3.6	Certificate of Designation of Series B Preferred Stock, dated May 14, 2024 (incorporated by reference in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024)
3.7	Statement of Cancellation of the Certificate of Designation of Series B Preferred Stock, effective as of August 14, 2024
10.1	Form of Limited Waiver and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2024)
10.2	Separation Agreement between Kyle Udseth and Pineapple Energy Inc. dated May 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2024)
10.3	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
10.4

Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.5

Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.6

Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.7

Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.8

Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.9

Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.10

First Amendment to Revenue Loan and Security Agreement, dated July 22, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.11

Amendment and Joinder to Subordination Agreement, dated July 22, 2024 among Pineapple Energy Inc., Decathlon Growth Credit, LLC, Hercules Capital, Inc., and MBB Energy, LLC and Conduit Capital U.S. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.12

Consent and Amendment No. 3 to Loan and Security Agreement, dated July 22, 2024 by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

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

Pineapple Energy Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: August 19, 2024		Interim Chief Executive Officer

	By	/s/ Eric Ingvaldson
Eric Ingvaldson
Date: August 19, 2024		Chief Financial Officer