Form 10-Q
period 2024-09-30
Pineapple Energy Inc.
filed 2024-11-14
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 1, 2024	1,814,743

PINEAPPLE ENERGY INC.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30	December 31
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$1,062,323	$3,575,283
Restricted cash and cash equivalents	1,099,763	1,821,060
Trade accounts receivable, less allowance for
credit losses of $221,170 and $94,085, respectively	4,228,470	5,010,818
Inventories, net	2,667,880	3,578,668
Prepaid income taxes	77,689	—
Related party receivables	25,749	46,448
Prepaid expenses	1,759,905	1,313,082
Costs and estimated earnings in excess of billings	384,020	57,241
Other current assets	376,723	376,048
TOTAL CURRENT ASSETS	11,682,522	15,778,648
PROPERTY, PLANT AND EQUIPMENT, net	1,307,007	1,511,878
OTHER ASSETS:
Goodwill	20,545,850	20,545,850
Operating lease right of use asset	3,771,749	4,516,102
Intangible assets, net	13,680,208	15,808,333
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	38,009,807	40,882,285
TOTAL ASSETS	$50,999,336	$58,172,811
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,248,106	$7,677,261
Accrued compensation and benefits	849,664	1,360,148
Operating lease liability	314,058	394,042
Accrued warranty	272,041	268,004
Other accrued liabilities	1,228,721	867,727
Income taxes payable	-	5,373
Refundable customer deposits	1,841,459	2,112,363
Billings in excess of costs and estimated earnings	464,970	440,089
Contingent value rights	1,212,263	1,691,072
Earnout consideration	2,700,000	2,500,000
Current portion of loans payable	2,920,027	1,654,881
Current portion of loans payable - related party	4,389,487	3,402,522
Embedded derivative liability	484,993	-
TOTAL CURRENT LIABILITIES	24,925,789	22,373,482
LONG-TERM LIABILITIES:
Loans payable and related interest	6,953,203	8,030,562
Loans payable and related interest - related party	2,393,309	2,097,194
Deferred income taxes	41,579	41,579
Operating lease liability	3,554,992	4,193,205
Earnout consideration	—	1,000,000
TOTAL LONG-TERM LIABILITIES	12,943,083	15,362,540
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (DEFICIT)
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no and 28,000 shares issued and outstanding, respectively	—	28,000

Series C preferred stock, par value $1.00 per share; 35,000 shares authorized; 10,808 and no shares issued and outstanding, respectively	10,808	—
Common stock, par value $0.05 per share; 2,666,667 shares authorized;
940,385 and 13,663 shares issued and outstanding, respectively(1)	47,021	683
Additional paid-in capital(1)	49,151,849	47,489,517
Accumulated deficit	(36,079,214)	(27,081,411)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,130,464	20,436,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,999,336	$58,172,811

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales	$14,718,386	$18,288,697	$41,487,003	$60,190,413
Cost of sales	9,482,661	11,256,239	26,653,476	38,014,705
Gross profit	5,235,725	7,032,458	14,833,527	22,175,708
Operating expenses:
Selling, general and administrative expenses	6,133,087	7,150,110	19,321,037	22,444,808
Amortization expense	709,375	1,216,698	2,128,125	3,700,095
Fair value remeasurement of SUNation earnout consideration	—	230,000	(800,000)	1,160,000
Total operating expenses	6,842,462	8,596,808	20,649,162	27,304,903
Operating loss	(1,606,737)	(1,564,350)	(5,815,635)	(5,129,195)
Other (expense) income:
Investment and other income	25,410	88,163	98,576	143,452
(Loss) gain on sale of assets	(6,940)	192,845	(822)	437,116
Fair value remeasurement of warrant liability	(1,435,845)	—	(974,823)	—
Fair value remeasurement of embedded derivative liability	587,271	—	(468,329)	—
Fair value remeasurement of contingent value rights	(14,051)	(239,922)	478,809	1,152,273
Interest and other expense	(811,551)	(810,023)	(2,312,054)	(1,867,576)
Loss on debt extinguishment	(35,657)	—	(35,657)	—
Other (expense) income, net	(1,691,363)	(768,937)	(3,214,300)	(134,735)
Net loss before income taxes	(3,298,100)	(2,333,287)	(9,029,935)	(5,263,930)
Income tax (benefit) expense	509	(4,234)	38	(1,396)
Net loss from continuing operations	(3,298,609)	(2,329,053)	(9,029,973)	(5,262,534)
Net loss from discontinued operations, net of tax	—	(33,983)	—	(1,206,235)
Net loss	(3,298,609)	(2,363,036)	(9,029,973)	(6,468,769)

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale securities	—	(34,108)	—	10,422
Total other comprehensive (loss) income	—	(34,108)	—	10,422
Comprehensive loss	$(3,298,609)	$(2,397,144)	$(9,029,973)	$(6,458,347)

Deemed dividend on extinguishment of Convertible Preferred Stock	(3,464,426)	—	(4,215,551)	—
Deemed dividend on modification of PIPE Warrants	(875,737)	—	(11,447,251)	—
Deemed contribution on exchange of equity instruments	4,075,681	—	4,075,681	—
Net loss attributable to common shareholders	$(3,563,091)	$(2,363,036)	$(20,617,094)	$(6,468,769)

Basic net loss per share(1):
Continuing operations	$(11.77)	$(173.81)	$(128.25)	$(395.75)
Discontinued operations	—	(2.54)	—	(90.71)
	$(11.77)	$(176.35)	$(128.25)	$(486.46)

Diluted net loss per share(1):
Continuing operations	$(11.77)	$(173.81)	(128.25)	(395.75)
Discontinued operations	—	(2.54)	—	(90.71)
	$(11.77)	$(176.35)	$(128.25)	$(486.46)

Weighted Average Basic Shares Outstanding(1)	302,756	13,400	160,751	13,298
Weighted Average Dilutive Shares Outstanding(1)	302,756	13,400	160,751	13,298

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Nine Months Ended September 30, 2024

	Redeemable Convertible		Series A Convertible		Series B		Series C				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	—	$—	13,663	$683	$47,489,517	$(27,081,411)	$—	$20,436,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,029,973)	—	(9,029,973)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	153	8	9,764	—	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	331	17	(17)	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	3,604	180	918,808	—	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—	—	14	—	—	15
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—	—	—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	16,545	827	323,963			324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—	—	(30,940,875)	—	—	(30,968,875)

Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—			—	(751,125)	—	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—			—	(10,592,220)	—	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	—	—	126,098			6,305	15,270,750	—	—	15,277,055
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	14,195			710	780	—	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—	—	—	16,428,430	—	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—	—	—	11,242,257	—	—	11,242,257
Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—			—	(15,016)	—	—	—
Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—			—	(156,524)	—	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(17,233)	(17,233)	765,912			38,297	(21,064)	—	—	—
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	(14)			(1)	(1,131)	—	—	(1,132)

Share based compensation	—	—	—	—	—	—	—	—	—	—	(16,199)	—	—	(16,199)
Other share retirements	—	—	—	—	—	—	—	—	(102)	(5)	(38,263)	32,170	—	(6,098)
BALANCE AT SEPTEMBER 30, 2024	—	$—	—	$—	—	$—	10,808	$10,808	940,385	$47,021	$49,151,849	$(36,079,214)	$—	$13,130,464

For the Three Months Ended September 30, 2024

	Redeemable Convertible		Series A		Series B		Series C						Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)		Amount(1)		Capital(1)	Deficit	Income	Total
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	—	$—	1	$1	—	$—	144,865			$7,244	$21,875,678	$(32,780,605)	$—	$(10,897,682)
Net loss	—	—	—	—	—	—	—	—	—			—	—	(3,298,609)	—	(3,298,609)
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—			—	—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	15,413			770	(770)			—
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	14,195			710	780	—	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—	—	—	16,428,430	—	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—	—	—	11,242,257	—	—	11,242,257
Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock, net of issuance costs	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—			—	(15,016)	—	—	—

Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	(156,524)	—	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(17,233)	(17,233)	765,912	38,297	(21,064)	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	(201,922)	—	—	(201,922)
BALANCE AT SEPTEMBER 30, 2024	—	$—	—	$—	—	$—	10,808	$10,808	940,385	$47,021	$49,151,849	$(36,079,214)	$—	$13,130,464

For the Nine Months Ended September 30, 2023

	Redeemable Convertible		Series A Convertible		Series B		Series C				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	(Loss) Income	Total
BALANCE AT DECEMBER 31, 2022	—	$—	28,000	$28,000	—	$—	—	$—	13,221	$661	$46,293,187	$(19,089,134)	$(10,422)	$27,222,292
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,468,769)	—	(6,468,769)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	113	6	125,392	—	—	125,398
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	283	14	(14)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	—	—	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	—	—	—	—	—	—	966,825	—	—	966,825
Other share retirements	—	—	—	—	—	—	—	—	(40)	(2)	(139,380)	108,196	—	(31,186)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	10,422	10,422
BALANCE AT SEPTEMBER 30, 2023	—	$—	28,000	$28,000	—	$—	—	$—	13,577	$679	$47,282,301	$(25,449,707)	$—	$21,861,273

For the Three Months Ended September 30, 2023
Accumulated

	Redeemable Convertible		Series A Convertible		Series B		Series C				Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income (Loss)	Total
BALANCE AT JUNE 30, 2023	—	$—	28,000	$28,000	—	$—	—	$—	13,378	$670	$47,047,939	$(23,181,248)	$34,108	$23,929,469
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,363,036)	—	(2,363,036)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	233	11	(11)	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	353,843	—	—	353,843
Other share retirements	—	—	—	—	—	—	—	—	(34)	(2)	(119,470)	94,577	—	(24,895)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(34,108)	(34,108)
BALANCE AT SEPTEMBER 30, 2023	—	$—	28,000	$28,000	—	$—	—	$—	13,577	$679	$47,282,301	$(25,449,707)	$—	$21,861,273

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PINEAPPLE ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,029,973)	$(6,468,769)
Net loss from discontinued operations, net of tax	—	(1,206,235)
Net loss from continuing operations	(9,029,973)	(5,262,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,373,312	4,002,939
Share based compensation	(16,199)	966,825
Fair value remeasurement of earnout consideration	(800,000)	1,160,000
Fair value remeasurement of warrant liability	974,823	—
Fair value remeasurement of embedded derivative liability	468,329	—
Fair value remeasurement of contingent value rights	(478,809)	(1,152,273)
Loss on extinguishment of debt	35,657	—
Loss (gain) on sale of assets	822	(437,116)
Loss on lease termination	215,415	—
Interest and accretion expense	2,312,054	1,867,576
Changes in assets and liabilities:
Trade accounts receivable	803,047	(112,868)
Inventories	893,281	1,427,729
Income taxes	(83,062)	(29,081)
Other assets, net	(809,709)	2,198,423
Accounts payable	570,844	(510,422)
Accrued compensation and benefits	(510,484)	84,421
Customer deposits	(270,905)	(921,228)
Other accrued liabilities	236,089	(3,095,746)
Accrued interest	(1,278,378)	(716,188)
Net cash used in operating activities	(4,393,846)	(529,543)
Net cash used in operating activities - discontinued operations	—	(295,571)
Net cash used in operating activities	(4,393,846)	(825,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,749)	(614,435)
Proceeds from the sale of property, plant and equipment	6,118	450
Proceeds from the sale of investments	—	2,869,584
Proceeds from earnout consideration on sale of assets	—	250,000
Net cash (used in) provided by investing activities	(23,631)	2,505,599
Net cash provided by investing activities - discontinued operations	—	1,102,935
Net cash (used in) provided by investing activities	(23,631)	3,608,534
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,604,000	7,814,844
Payments against loans payable	(1,161,654)	(6,970,811)
Payments related to debt issuance costs	(24,150)	(348,065)
Payments related to equity issuance costs	(237,536)	—
Proceeds from the issuance of common stock under registered direct offering	1,000,000	—
Proceeds from the issuance of Series B preferred stock	15	—
Payments for contingent value rights distributions	—	(3,036,676)
Proceeds from issuance of common stock, net of shares withheld	9,775	125,398
Cash in lieu payment on fractional shares under reverse stock split	(1,132)	—
Purchase of common stock	(6,098)	(31,186)
Net cash provided by (used in) financing activities	1,183,220	(2,446,496)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,234,257)	336,924
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,396,343	5,256,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,162,086	$5,593,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$83,100	$28,672
Interest paid	1,216,577	688,954
NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on extinguishment of related party debt	—	36,291
Loss on extinguishment of debt	(35,657)	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	11,587,121	—
Conversion of redeemable convertible preferred stock to common stock	15,277,055	—
Operating right of use assets obtained in exchange for lease obligations	—	753,972

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

Our current business units, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation”). are engaged in the design, installation, and maintenance of solar energy systems across residential, commercial, and municipal sectors. Our team specializes in providing tailored solar solutions that meet the specific energy needs of each client, ensuring both efficiency and sustainability. In addition to our core solar services, we also offer energy storage systems to optimize energy use and increase reliability. Our New York business unit further integrates a broader range of services, including residential roofing solutions, to ensure seamless solar installations and long-term durability. Additionally, we provide community solar services that allow groups of individuals, businesses, or organizations to share the benefits of a single solar array, making renewable energy accessible to more people in the community.

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

On October 10, 2024, the Company filed a definitive proxy statement on Form DEF 14A with the Securities and Exchange Commission (“SEC”) related to a special meeting of its shareholders seeking shareholder approval to redomesticate the Company from the State of Minnesota to the State of Delaware, and to change the name of the Company to SUNation Energy, Inc. The special meeting of shareholders was held on November 4, 2024, and, as disclosed on the Form 8-K filed with the SEC on November 8, 2024, approval to redomesticate the Company to the State of Delaware and to change the Company’s name was approved by the shareholders and adopted by the board of directors. We will publicly disclose the completion of the foregoing matters at such time as they have been effectuated.

Reverse Stock Splits

June 2024 Reverse Stock Split

On January 3, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On May 28, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “June Reverse Stock Split”) and approved an amendment (“June Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the June Reverse Stock Split.

Effective June 12, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the June Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on June 12, 2024 (the "June Effective Date").

As a result of the June Reverse Stock Split, at 12:01 a.m. Central Time on the June Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the June Reverse Stock Split, and any fractional shares that would have resulted from the June Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the June Reverse Stock Split ratio.

October 2024 Reverse Stock Split

On July 19, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-200 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range. Additionally, the shareholders also approved an increase in authorized shares to 133,333,333 shares.

On October 1, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-50 ratio (the “October Reverse Stock Split”) and approved an amendment (“October Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the October Reverse Stock Split.

Effective October 17, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the October Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on October 17, 2024 (the "October Effective Date").

As a result of the October Reverse Stock Split, at 12:01 a.m. Central Time on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio.

Effective as of the same time as the June 2024 Reverse Stock Split and October 2024 Reverse Stock Split (collectively known as the “Reverse Stock Splits”), the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

The effects of the Reverse Stock Splits have been reflected in this Quarterly Report on Form 10-Q for all periods presented.

Impact of the Reverse Stock Splits

The impact of the Reverse Stock Splits was applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported.

The following table illustrates changes in common stock (in number of shares and dollar amount) and additional paid-in-capital, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	10,182,723	(10,169,146)	13,577
Common Stock amount	$509,136	$(508,457)	$679
Additional Paid-in-Capital	$46,773,844	$508,457	$47,282,301

	June 30, 2023			June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	10,033,831	(10,020,453)	13,378	7,243,258	(7,098,393)	144,865
Common Stock amount	$501,692	$(501,022)	$670	$362,163	$(354,919)	$7,244
Additional Paid-in-Capital	$46,546,917	$501,022	$47,047,939	$21,520,759	$354,919	$21,875,678

	December 31, 2022			December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	9,915,586	(9,902,365)	13,221	10,246,605	(10,232,942)	13,663
Common Stock amount	$495,779	$(495,118)	$661	$512,330	$(511,647)	$683
Additional Paid-in-Capital	$45,798,069	$495,118	$46,293,187	$46,977,870	$511,647	$47,489,517

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Three Months Ended September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	10,050,015	(10,036,615)	13,400
Loss per share from continuing operations - basic and diluted	$(0.23)	$(173.58)	$(173.81)
Loss per share from discontinued operations - basic and diluted	$(0.01)	$(2.53)	$(2.54)

	Nine Months Ended September 30, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	9,973,311	(9,960,013)	13,298
Loss per share from continuing operations - basic and diluted	$(0.53)	$(395.22)	$(395.75)
Loss per share from discontinued operations - basic and diluted	$(0.12)	$(90.59)	$(90.71)

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

Registered Direct Offering

On February 5, 2024, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of 3,604 shares (2,702,703 prior to the Reverse Stock Splits) of the Company’s common stock in a registered direct offering. The purchasers in this offering purchased, and the Company sold, the shares at a purchase price per share of $277.50 ($0.37 prior to the Reverse Stock Splits). The sale closed on February 7, 2024 for aggregate gross proceeds of $1.0 million, before deducting the placement agent fees and related offering expenses.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, fair value measurements (warrant liabilities, contingent value rights, contingent consideration, and debt instruments, including embedded derivative liabilities), provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $1,240,882 and $1,799,357 as of September 30, 2024 and December 31, 2023, respectively. The $1.1 million of restricted cash and cash equivalents on the balance sheet as of September 30, 2024 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the Pineapple Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $221,170 and $126,990 at September 30, 2024 and December 31, 2023, respectively.

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

Mezzanine Equity

The Company has issued various financial instruments, including preferred stock.  Instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. See Note 10, Convertible Preferred Stock, for further discussion regarding the reclassification of the Company’s Convertible Preferred Stock from permanent equity to mezzanine equity during the first quarter of 2024 and the reclassification from mezzanine equity to permanent equity in the third quarter of 2024.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. See Note 10, Equity, for further discussion regarding the reclassification of the Company’s PIPE Warrants from equity to liabilities during the first quarter of 2024 and the reclassification from liabilities to equity in the third quarter of 2024.

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

Warranty

SUNation offers product warranties for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. SUNation will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. SUNation provides for warranty up to the lifetime of the system on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. SUNation provides extended workmanship warranties to the customer for up to 25 years for the service of inverters, which is reimbursed by the manufacturer.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $264,482 and $11,587,121 in deemed dividends during the three and nine months ended September 30, 2024, respectively, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares and convertible debt using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both September 30, 2024 and 2023. Warrants totaling 0 and 6,902 and restricted stock units totaling 357 and 1,128 would have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2024 and 2023, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. Many of the amendments will allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Residential contracts	$10,600,999	$15,300,411	$34,501,450	$48,635,741
Commercial contracts	3,618,023	2,201,888	5,107,418	8,789,930
Service revenue	499,364	764,063	1,878,135	2,429,433
Software revenue	—	22,335	—	323,815
Other	—	—	—	11,494
	$14,718,386	$18,288,697	$41,487,003	$60,190,413

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Performance obligations satisfied at a point in time	$11,100,363	$16,086,809	$36,379,585	$51,400,483
Performance obligations satisfied over time	3,618,023	2,201,888	5,107,418	8,789,930
	$14,718,386	$18,288,697	$41,487,003	$60,190,413

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $384,020 and $57,241 at September 30, 2024 and December 31, 2023, respectively. Contract liabilities were $2,306,429 and $2,552,452 at September 30, 2024 and December 31, 2023, respectively. Due to the shorter-term nature of our contracts, the balances within contract assets and liabilities as of December 31, 2023 has been recognized within cash and revenue, respectively, during the nine months ended September 30, 2024.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023

Billings to date	$2,302,747	$2,131,579

Costs incurred on uncompleted contracts	840,716	1,208,444
Estimated earnings	997,061	483,046
Cost plus estimated earnings	1,837,777	1,691,490

Billings in excess of costs plus estimated earnings on uncompleted contracts	$464,970	$440,089

Costs and estimated earnings in excess of billings as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023

Costs incurred on uncompleted contracts	$1,162,957	$119,782
Estimated earnings	1,108,077	396,174
Total costs and estimated earnings	2,271,034	515,956
Billings to date	1,887,014	458,715
Costs and estimated earnings in excess of billings on uncompleted contracts	$384,020	$57,241

NOTE 5 – DISCONTINUED OPERATIONS

On June 30, 2023, the Company sold substantially all of the assets of its legacy non-core subsidiaries, JDL and Ecessa, to TheIPGuys.net LLC doing business as OneNet Global for total net proceeds of $1,231,616. The Company received net initial proceeds of $1,106,616, consisting of $1,175,000 in initial consideration less $68,384 in adjustments. An additional $125,000 in consideration is held in escrow for potential indemnification claims that may arise under the asset purchase agreement. The amount in escrow represented a consideration receivable that is included in other current assets within the condensed consolidated balance sheet as of September 30, 2024, as it was considered to be probable that the amount will be received in full at the conclusion of the escrow period. The amount of escrow proceeds that will be received will depend on whether any indemnification obligations arise under the asset purchase agreement and the receivable will be monitored for potential impairment. There were no indemnification obligations identified and the escrow funds will be released in the fourth quarter of 2024. The Company recorded a loss on sale of $1,190,002 during the second quarter of 2023. The presentation of discontinued operations with respect to this transaction has been retrospectively applied to all prior periods presented.

The financial results of the discontinued operations are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales	$—	$—	$—	$3,414,810
Cost of sales	—	—	—	2,444,014
Selling, general and administrative expenses	—	37,697	—	916,911
Transaction costs	—	—	—	14,426
Restructuring expenses	—	—	—	56,717
Loss on sale of assets	—	—	—	1,190,002
Operating loss before income taxes	—	(37,697)	—	(1,207,260)
Income tax expense	—	(3,714)	—	(1,025)
Loss from discontinued operations	$—	$(33,983)	$—	$(1,206,235)

During the three and nine months ended September 30, 2023, the Company recorded a total of $56,717 in expected restructuring expenses, which consisted of severance and related benefits costs. The Company paid $56,717 in restructuring charges in 2023 and had no restructuring accruals recorded at either September 30, 2024 or December 31, 2023.

NOTE 6 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	8 years	$17,900,000	$(5,119,792)	$12,780,208
Developed technology	4 years	2,400,000	(1,500,000)	900,000
Backlog	1 year	600,000	(600,000)	—
		$20,900,000	$(7,219,792)	$13,680,208

		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(7,729,549)	$14,458,333
Developed technology	4 years	2,400,000	(1,050,000)	1,350,000
Backlog	1 year	600,000	(600,000)	—
		$25,187,882	$(9,379,549)	$15,808,333

Amortization expense on these identifiable intangible assets was $709,375 and $1,216,698 during the three months ended September 30, 2024 and 2023, respectively and $2,128,125 and $3,700,095 during the nine months ended September 30, 2024 and 2023, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q4 2024	$709,375
2025	2,837,500
2026	2,387,500
2027	2,237,500
2028	2,237,500
Thereafter	3,270,833
Total	$13,680,208

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

On July 22, 2024, the Term Loan Agreement was further amended (the “Third Amendment”), primarily for the purpose of obtaining consent for the bridge loan financing from Conduit Capital U.S. Holdings LLC and MBB Energy, LLC. The Third Amendment represented a modification under ASC 470-50 as the original loan agreement and the amended agreement were not substantially different. The Company also entered into a Joinder and Amendment to Subordination Agreement (the “Joinder Agreement”) with Decathlon, Hercules Capital, Inc., Conduit and MBB. Pursuant thereto, Conduit and MBB became parties to the Subordination Agreement dated June 21, 2023, among the Company, Decathlon, and Hercules Capital, Inc. In accordance with the Joinder Agreement, Conduit and MBB agreed to subordinate their respective security interests in the Company’s assets, to the first priority security interest of Decathlon and the second security priority interest of Hercules.

On September 20, 2024, the Term Loan Agreement was further amended (the “Fourth Amendment”), whereby Hercules waived the October 2024 amortization payment. The Company made payment of monthly interest on October 1, 2024 and will resume making monthly payment of principal on November 1, 2024 pursuant to the loan agreement. The Fourth Amendment represented a modification as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test.

At September 30, 2024 and December 31, 2023, the combined loan and accrued interest balance was $628,469 and $497,052, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $179,295 and $227,975 for three months ended September 30, 2024 and 2023, respectively, and $574,415 and $640,616 for the nine months ended September 30, 2024 and 2023, respectively. The loan is collateralized by all of Pineapple Energy’s personal property and assets.

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

The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. Interest is due annually on each December 31st. The Company was unable to make the second interest payment totaling $250,703 due on December 31, 2023. The Company was required to make a principal payment of $2,740,000 on November 9, 2024. The Company is not permitted to make any payments under the Long-Term Note unless Decathlon (defined below) has provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

The balance of Long-Term Note recorded at September 30, 2024 and December 31, 2023 was $5,959,961 and $5,499,716, respectively. Interest and accretion expense related to the notes totaled $154,535 and $154,535 for the three months ended September 30, 2024 and 2023 respectively, and $460,245 and $624,954 for the nine months ended September 30, 2024 and 2023, respectively.

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

At issuance of the Loan Agreement, the Company concluded that the potential acceleration of amounts outstanding under the Loan Agreement upon an event of default included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability had no fair value at issuance and at the end of each of the reporting periods ended prior to June 30, 2024. As of September 30, 2024, the fair value of this embedded derivative liability was estimated to be $403,400 and was recorded within current liabilities. For the three months ended September 30, 2024, the Company recorded a gain of $652,200 from the change in fair value of the derivative liability from June 30, 2024, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2024, the Company recorded a loss of $403,400 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

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

On September 12, 2024, the Loan Agreement was amended, whereby Decathlon postponed the due date of the monthly payment due on September 15, 2024 to the earlier of (i) the closing of an equity raise resulting in gross proceeds of at least $2,000,000, and (ii) October 15, 2024. The amendment represented a modification as both the original loan agreement and the amendment allow for immediate prepayment and the Company passed the cash flow test. The Company made this payment on September 30, 2024.

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. A new effective interest rate of approximately 21.4% was established during the third quarter of 2024 based on the carrying value of the revised cash flows. At September 30, 2024 and December 31, 2023, the combined loan and accrued interest balance was $6,818,982 and $7,408,925, respectively, and the unamortized debt issuance costs balance was $198,863 and $280,856, respectively. The Company recorded interest expense of $372,872 and $407,082 for the three months ended September 30, 2024 and 2023, respectively, and $1,142,049 and $534,780 for the nine months ended September 30, 2024 and 2023, respectively.

Conduit Capital Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from Conduit Capital U.S. Holdings LLC (“Conduit”), an unaffiliated lender (the “Original Conduit Note”). On such date, Conduit loaned the principal sum of $500,000 to the Company on an original issue (“OID”) basis of 20% and accordingly, Conduit advanced $400,000 to the Company (the “Initial Conduit Loan”). The loans due to Conduit will accrue interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the Conduit Maturity Date (as defined below) satisfies the interest accrual on the loans from initial issuance to the Conduit Maturity Date. The Company may request that Conduit provide additional advances for working capital on identical terms, conditions and interest rate as the Initial Conduit Loan on an OID basis, up to an aggregate principal sum of $500,000, and Conduit shall have the right, without commitment or obligation, to make such requested loan(s) by advancing 80%

percent of the principal thereof. All such loans are secured by a pledge of all of the Company’s assets. As a condition to such loan(s), the Company agreed to cause the nomination of a designee of Conduit for election to its Board of Directors.

The loans due to Conduit will become due on July 21, 2025 (the “Conduit Maturity Date”). In accordance with the terms of the loan agreements with Conduit, if the Company consummates one or more equity offerings prior to the Conduit Maturity Date in which it derives aggregate gross proceeds of at least $3.15 million, it will be required to repay the unpaid principal balance of the Initial Conduit Loan, including the OID, simultaneous with the closing(s) of such offering(s). Further, if the Company consummates one or more equity offerings prior to the Conduit Maturity Date in which it derives aggregate gross proceeds of at least $4.4 million, the Company will be required to repay the entire unpaid principal amount of all loans due to Conduit, including the OID, simultaneous with the closing(s) of such offering(s).

At issuance of the Original Conduit Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with Conduit upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and revalued at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of September 30, 2024, the fair value of this embedded derivative liability was estimated to be $38,868 and was recorded within current liabilities. For the three and nine months ended September 30, 2024, the Company recorded a loss of $30,284 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

The Company incurred $18,150 in debt issuance costs in connection with the Initial Conduit Loan that were recorded as a discount and initially amortized using the effective interest method over the life of the Initial Conduit Loan along with the OID of $100,000 and initial fair value of the embedded derivative liability using an effective interest rate of approximately 29.1%.

On September 9, 2024, the Company and Conduit entered into an Amended and Restated Convertible Secured Note (the “First Amended Conduit Note”) which amended the Original Conduit Note, which provided for an additional principal advance of $120,000 (the “Second Conduit Advance”). The First Amended Conduit Note also provides that Conduit may convert all or any portion of the Second Conduit Advance and all accrued but unpaid interest thereon into a number of shares (the “Conduit Note Conversion Shares”) of the Company’s common stock calculated as the total dollar amount to be converted divided by $22.50 ($0.45 prior to the Reverse Stock Splits) (the “Conversion Price”). The Company analyzed the changes made in the First Amended Conduit Note under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the First Amended Conduit Note added a substantive conversion option, extinguishment accounting is applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $35,657 which represents the difference between (a) the fair value of the modified loans due to Conduit less the net cash proceeds received from the Second Conduit Advance and (b) the carrying amount of the loans due to Conduit immediately prior to the Second Conduit Advance.

On September 23, 2024, the Company and Conduit entered into a further amended and restated convertible secured credit note (the “Second Amended Conduit Note”), which amends and restates the First Amended Conduit Note. Under the terms of the Second Amended Conduit Note, Conduit loaned an additional principal sum of $380,000 to the Company (the “Third Conduit Advance”) on an OID basis of 20%. Additionally, pursuant to the Second Amended Conduit Note, Conduit was granted a demand registration right, which is in addition to the piggyback registration rights set forth in the First Amended Conduit Note, which registration rights are inclusive of all convertible shares issuable for the Second Conduit Advance and Third Conduit Advance, if converted; however, all out of pocket costs and expenses incurred in connection with this demand registration right shall borne by Conduit. The Third Conduit Advance, together with all accrued but unpaid interest thereon, are convertible into shares of common stock at the Conversion Price. The Second Amended Conduit Note represented a modification under ASC 470-50 as the First Amended Conduit Note and the Second Amended Conduit Note are not substantially different. A new effective interest rate of approximately 22.9% was established following the Third Conduit Advance based on the carrying value of the revised cash flows.

Notwithstanding anything to the contrary as set forth in the Conduit Note or any tranche or amendment related thereto, in no event shall the Original Issue Discount, together with interest payable under the Conduit Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

At September 30, 2024 and December 31, 2023, the loan balance was $1,000,000 and $0, respectively, and the unamortized debt issuance costs balance was $168,911 and $0, respectively. The Company recorded interest and accretion expense of $24,167 for the three and nine months ended September 30, 2024.

MBB Energy Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from MBB Energy, LLC (“MBB”), an affiliate of the Company (the “Original MBB Note”). On such date, MBB loaned the principal sum of $500,000 to the Company on an OID basis of 20% and accordingly, MBB advanced the sum of $400,000 to the Company (the “Initial MBB Loan”). The loans due to MBB will accrue interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the MBB Maturity Date (as defined below) satisfies the interest accrual on the loans from initial issuance to the Conduit Maturity Date. The Company may request that MBB provide additional advances for working capital on identical terms, conditions and interest rate as the Initial MBB Loan on an OID basis, up to an aggregate principal sum of $500,000, and MBB shall have the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans are secured by a pledge of all of the Company’s assets. MBB has granted Conduit the exclusive right to enforce MBB’s loans on MBB’s behalf.

The loans due to MBB will become due on July 21, 2025 (the “MBB Maturity Date”). In accordance with the terms of the loan agreements with MBB, if the Company consummates one or more equity offerings prior to the MBB Maturity Date in which it derives aggregate gross proceeds of at least $3.15 million, it will be required to repay the unpaid principal balance of the Initial MBB Loan, including the OID, simultaneous with the closing(s) of such offering(s). Further, if the Company consummates one or more equity offerings prior to the MBB Maturity Date in which the Company derives aggregate gross proceeds of at least $4.4 million, the Company will be required to repay the entire unpaid principal amount of all loans due to MBB, including the OID, simultaneous with the closing(s) of such offering(s).

At issuance of the Original MBB Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with MBB upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of September 30, 2024, the fair value of this embedded derivative liability was estimated to be $42,725 and was recorded within current liabilities. For the three and nine months ended September 30, 2024, the Company recorded a loss of $34,645 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

The OID of $100,000 was recorded as a discount and initially amortized using the effective interest method over the life of the Initial MBB Loan along with the initial fair value of the embedded derivative liability using an effective interest rate of approximately 24.3%.

On August 16, 2024, MBB provided an additional principal advance of $500,000 (the “Second MBB Advance”). The Second MBB Advance represented a modification under ASC 470-50. A new effective interest rate of approximately 24.1% was established following the Second MBB Advance based on the carrying value of the revised cash flows.

Notwithstanding anything to the contrary as set forth in the MBB Note or any tranche or amendment related thereto, in no event shall the Original Issue Discount, together with interest payable under the MBB Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

At September 30, 2024 and December 31, 2023, the loan balance was $1,000,000 and $0, respectively, and the unamortized debt issuance costs balance was $177,140 and $0, respectively. The Company recorded interest and accretion expense of $30,940 for the three and nine months ended September 30, 2024.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at September 30, 2024 and December 31, 2023 was $256,607 and $333,717, respectively. Interest expense was $5,299 and $6,150 for the three months ended September 30, 2024 and 2023, respectively, and $16,859 and $11,802 for the nine months ended September 30, 2024 and 2023, respectively.

Promissory Note

Through the SUNation acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at September 30, 2024 and December 31, 2023 was $1,471,843 and $1,656,416, respectively. Interest expense was $12,295 and $15,337 for the three months ended September 30, 2024 and 2023, respectively, and $38,385 and $44,243 for the nine months ended September 30, 2024 and 2023, respectively.

Lease Termination

Effective September 30, 2024, the Company entered into a lease termination agreement with our Minnesota office landlord for the property located at 10900 Red Circle Drive, Minnetonka, MN 55343, pursuant to which the Company will pay a termination fee totaling $189,000 to be paid at $13,500 per month for a period of fourteen (14) months from entry into this lease termination, as well as the Company waiving its right to its original security deposit provided at entry into the original lease in the amount of $35,434. The lease termination resulted is a decrease to the Company’s operating lease right of uses assets totaling $415,674 and operating lease liabilities totaling $424,694, which along with the termination fee and write off the security deposit resulted in a loss on the termination of the lease totaling $215,415 recorded in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024. The $189,000 liability for the termination fee is recorded within other accrued liabilities in the Condensed Consolidated Balance Sheets at September 30, 2024.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

We have accrued $400,000 for estimated loss contingencies related to certain prior securities issuances, and if such contingencies become payable, they may take the form of payment in stock, cash or some combination of the foregoing.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of September 30, 2024 and December 31, 2023 of $25,749 and $46,448, respectively.

Related party payables

As part of the acquisition of SUNation, the Company agreed to reimburse the sellers for proceeds received related to SUNation’s employee retention credit (a refundable tax credit against certain employment taxes incurred during the first nine months of 2021), totaling $1,584,541 as of December 31, 2022. The full amount of this credit was received by the Company and subsequently remitted to the sellers during the three months ended March 31, 2023. The Company also agreed to reimburse the sellers approximately $597,219 for tax payments due related to the period prior to acquisition, of which the full amount was paid during 2023, leaving no remaining balance at either September 30, 2024 or December 31, 2023.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee. The Company leased its New York office from a company owned by the prior owners of SUNation, one of whom is an officer and another the Interim Chief Executive Officer and director of the Company, until September 12, 2024, when the building and related lease was sold to a third-party.

NOTE 9 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 13,333 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At September 30, 2024, 614 shares had been issued under the 2022 Plan, 237 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 12,482 shares were available for grant under future awards.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 110 RSUs in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 179 RSUs in connection with the hiring of Senior Vice Presidents in connection with the SUNation acquisition.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the nine months ended September 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2023	1,047	$1,513.36
Units Granted	168	442.50
Shares Issued	(331)	1,264.71
Forfeited	(527)	1,065.74
Outstanding – September 30, 2024	357	1,350.17

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Splits of the common stock at ratios of 1-for-50 that became effective on October 17, 2024 and 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended September 30, 2024 and 2023 was $(201,922) and $353,843, respectively, and $(16,199) and $966,825 for the nine months ended September 30, 2024 and 2023. Unrecognized compensation expense related to outstanding RSUs was $141,894 at September 30, 2024 and is expected to be recognized over a weighted-average period of 1.4 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2024, 400 shares remained available for purchase under the ESPP.

NOTE 10 – EQUITY

Series A Preferred Stock

In June 2021, the Company entered into a stock purchase agreement to issue Series A Preferred Stock. At such time, the Series A Preferred Stock contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which Series A Preferred shareholders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Preferred Stock contained anti-dilution provisions that would increase the number of shares issuable upon conversion, and lower the conversion price of the Series A Preferred Stock if the Company issues equity securities at a price less than the current conversion price of the Series A Preferred Stock at the time of such issuance. In February 2024, the Company entered into a Limited Waiver and Amendment (“Waiver”) and the investors agreed to a floor of $105.00 ($0.14 prior to the Reverse Stock Splits) with respect to the adjustment set forth for the conversion price and to waive future anti-dilution protection with respect to 50% of the shares of Preferred Stock held by such purchasers as of the date of the Waiver.

The Company is required to analyze amendments to preferred stock terms to determine the appropriate method of accounting to be applied. While guidance exists in ASC 470-50 to address the accounting for debt modifications, including preferred stock that is accounted for as a liability, there is no comparable guidance to address the accounting for modifications to preferred stock instruments that are accounted for as equity or temporary equity, which necessitates the subjective determination of whether a modification or exchange represents an extinguishment. Current accounting guidance permits the analysis of preferred stock modifications by using either the qualitative approach, the fair value approach or the cash flow approach. Due to the nature of the amendment made to the preferred stock terms and consistent with its prior policy, the Company determined that the fair value approach was the most appropriate methodology. Based on the quantitative method, the Company determined that the Waiver resulted in an extinguishment of the Series A Preferred Stock. As a result, the Series A Preferred Stock was revalued immediately after the Waiver in February 2024. The difference between the previous carrying amount and the fair value of $751,125 was recognized as a deemed dividend in the three months ended March 31, 2024 that reduced additional paid-in-capital (“APIC”) and income available to common shareholders in calculating earnings per share.

In addition, management evaluated the Series A Preferred Stock after the modifications and determined that they should be reclassified to mezzanine equity under ASC 480-10-S99 as a result of the Company not having sufficient authorized and unissued shares to settle a conversion to Common Stock.

On July 19, 2024, the shareholders of the Company approved an amendment to the Company’s Fourth Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of common stock and as a result the Company now had sufficient authorized and unissued shares to settle a conversion to common stock. Accordingly, the Series A Preferred Stock was reclassified to permanent equity at the date of the event that caused the reclassification.

On September 9, 2024, as a result of the issuance of the First Amended Conduit Note (see Note 7, “Commitments and Contingencies,” for further details), the adjustment provisions in the Series A Preferred Stock were triggered and caused certain adjustments in the currently effective conversion price of the Series A Preferred Stock. The Company recognized the effect of the down round feature triggered on September 9, 2024 as the difference between: (1) the fair value of the Series A Preferred Stock using the pre-trigger conversion price, and (2) the fair value of the Series A Preferred Stock using the reduced conversion price. The value of the effect of the down round feature of $3,464,426 was recognized as a deemed dividend in the three and nine months ended September 30, 2024 that reduced APIC and income available to common shareholders in calculating earnings per share.

Warrants

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. At such time, the PIPE Warrants contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which PIPE Warrant holders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Warrants have anti-dilution provisions that would increase the number of shares issuable upon exercise and lower the exercise price of the Series A Warrants if the Company issues equity securities at a price less than the current exercise price of the Series A Warrants at the time of such issuance. Pursuant to the Waiver, investors agreed to a floor of $22.50 ($0.14 prior to the Reverse Stock Splits) with respect to the anti-dilution adjustments in the warrants and extend the term of the warrants until March 28, 2029.

The PIPE Warrants were valued immediately before and immediately after the modifications to calculate the $10.6 million incremental value of the modified PIPE Warrants. The Company considered this incremental value to be a deemed dividend that reduced income available to common shareholders in calculating earnings per share.

Management evaluated the warrants after the modifications made in February 2024 and determined that they should be reclassified from equity to liability based on the guidance in ASC 815-40 and the Company failing to have enough authorized and unissued shares available to settle an exercise of the contract. In accordance with ASC 815-40, the carrying value of the warrants were adjusted to fair value through an adjustment in stockholders’ equity immediately prior to the reclassification. Subsequent to the reclassification, management remeasured the warrant liability to fair value and recorded the change in fair value to other income (expense) in the condensed consolidated statement of operations.

On July 19, 2024, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock and as a result the Company now has sufficient authorized and unissued shares to settle an exercise of the contract. Accordingly, management determined that the warrants should be reclassified to equity. In accordance with the guidance in ASC 815-40-35-10, management remeasured the warrant liability to fair value immediately before the reclassification and recorded the change in fair value to other income (expense) in the condensed consolidated statement of operations.

On September 9, 2024, as a result of the issuance of the First Amended Conduit Note (see Note 7, “Commitments and Contingencies,” for further details), the adjustment provisions in the warrants were triggered and caused certain adjustments in the currently effective exercise price of the warrants and a proportional increase in the amount of shares of common stock issuable under the warrants. The Company recognized the effect of the down round feature triggered on September 9, 2024 as the difference between: (1) the fair value of the warrants using the pre-trigger conversion price, and (2) the fair value of the warrants using the reduced conversion price. The value of the effect of the down round feature of $875,737 was recognized as a deemed dividend in the three months ended September 30, 2024 that reduced income available to common shareholders in calculating earnings per share.

On September 9, 2024, the Company entered into a Securities Exchange Agreement with the holders of the Series A Preferred Stock and warrants to cancel and retire the Series A Preferred Stock and warrants in exchange for shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”). The Company determined that the exchange of the Series A Preferred Stock and warrants for the Series C Preferred Stock resulted in the extinguishment of the Series A

Preferred Stock and warrants. As a result, the difference between the carrying amount of the Series A Preferred Stock and warrants and the fair value of the Series C Preferred Stock of $4,075,681 was recognized as a deemed contribution in the three and nine months ended September 30, 2024 that increased APIC and income available to common shareholders in calculating earnings per share.

Series C Preferred Stock

On September 9, 2024, the Company’s board of directors authorized the issuance of up to 35,000 shares of Series C Preferred Stock. As a result of the exchanged noted above, the Company issued 28,041 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible, at any time after issuance and at the option of the holder subject to certain beneficial ownership limitations, into a number of shares of common stock determined by dividing the Stated Value of such share by the Conversion Price. The Stated Value per share of Series C Preferred Stock is $1,000.00 and the Conversion Price per share of Series C Preferred Stock is $22.50 ($0.45 prior to the October Reverse Stock Split). The Series C Preferred Stock does not contain any of the price resets set forth in the Series A Preferred Stock, except in the case of stock splits, recapitalizations and similar transactions by the Company. At issuance, the Series C Preferred Stock was convertible into 1,246,262 shares of common stock (62,313,111 prior to the October Reverse Stock Split). During the third quarter of 2024, 17,233 shares of Series C Preferred Stock were converted into 765,912 shares of common stock (38,295,627 prior to the October Reverse Stock Split). As of September 30, 2024, there were 10,808 shares of Series C Preferred Stock outstanding, which were convertible into 480,350 shares of common stock (24,017,484 prior to the October Reverse Stock Split).

The holders of Series C Preferred Stock are entitled to vote exclusively with respect to a proposal submitted to the Company’s shareholders at a meeting of shareholders to be held by the Company to approve the changing of the Company’s state of incorporation from the State of Minnesota to the State of Delaware together as a single class with the common stock on an as-converted basis, subject to the beneficial ownership limitations, as follows: each share of Series C Preferred Stock shall be entitled to such number of votes equal to the quotient obtained by dividing: (i) the Stated Value by (ii) $39.573 ($0.79146 prior to the Reverse Stock Splits). As long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption senior to the Series C Preferred Stock, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Preferred Stock, (d) increase the number of authorized shares of the Company’s preferred stock, or (e) enter into any agreement with respect to any of the foregoing. The holders of Series C Preferred Stock are not entitled to voting rights except for the foregoing and to the extent required by law.

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

The Company’s effective income tax rate from continuing operations was 0.0% for the nine months ended September 30, 2024 and 2023. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below.

	September 30, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,240,882	$—	$—	$1,240,882
Subtotal	1,240,882	—	—	1,240,882

Liabilities:
Contingent value rights	—	—	(1,212,263)	(1,212,263)
Embedded derivative liability	—	—	(484,993)	(484,993)
Earnout consideration	—	—	(2,700,000)	(2,700,000)
Subtotal	—	—	(4,397,256)	(4,397,256)

Total	$1,240,882	$—	$(4,397,256)	$(3,156,374)

	December 31, 2023

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,799,357	$—	$—	$1,799,357
Subtotal	1,799,357	—	—	1,799,357

Current Liabilities:
Contingent value rights	—	—	(1,691,072)	(1,691,072)
Earnout consideration	—	—	(3,500,000)	(3,500,000)
Subtotal	—	—	(5,191,072)	(5,191,072)

Total	$1,799,357	$—	$(5,191,072)	$(3,391,715)

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)
Additions	—	—	(16,664)	—	(16,664)
Fair value adjustments	(14,051)	(1,435,845)	587,271	—	(862,625)
Reclassification to equity	—	11,242,254	—	—	11,242,254
September 30, 2024	$(1,212,263)	$—	$(484,993)	$(2,700,000)	$(4,397,256)

	Three Months Ended September 30, 2023
	Contingent value rights	Earnout consideration	Total
June 30, 2023	$(6,010,520)	$(3,080,000)	$(9,090,520)
Distribution	3,036,677	—	3,036,677
Fair value adjustments	(239,922)	(230,000)	(469,922)
September 30, 2023	$(3,213,765)	$(3,310,000)	$(6,523,765)

	Nine Months Ended September 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Additions	—	—	(16,664)	—	(16,664)
Warrant exercise	—	324,789	—	—	324,789
Fair value adjustments	478,809	(974,823)	(468,329)	800,000	(164,343)
Reclassification to equity	—	11,242,254	—	—	11,242,254
September 30, 2024	$(1,212,263)	$—	$(484,993)	$(2,700,000)	$(4,397,256)

	Nine Months Ended September 30, 2023
	Contingent value rights	Earnout consideration	Total
December 31, 2022	$(7,402,715)	$(2,150,000)	$(9,552,715)
Distribution	3,036,677	—	3,036,677
Fair value adjustments	1,152,273	(1,160,000)	(7,727)
September 30, 2023	$(3,213,765)	$(3,310,000)	$(6,523,765)

The estimated fair value of the CVRs as of September 30, 2024 and December 31, 2023 was $1,212,263 and $1,691,072, respectively, as noted above. The Company recorded a $478,809 gain on the fair value remeasurement of the CVRs during the nine months ended September 30, 2024 and a $1,152,273 gain on the fair value of the remeasurement of the CVRs during the nine months ended September 30, 2023.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of September 30, 2024 and December 31, 2023 was $2,700,000 and $3,500,000, respectively. Included in the $2,700,000 at September 30, 2024 is $2,500,000 related to the first earnout period and $200,000 related to the second earnout period, both recorded in current liabilities. The estimated fair value is considered a Level 3 measurement. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $800,000 and a remeasurement loss of $1,160,000 during the nine months ended September 30, 2024 and 2023, respectively.

The estimated fair value of the PIPE warrants was $0 as of both September 30, 2024 and December 31, 2023, respectively. As noted in Note 10, the warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price.

As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $974,823 and $0 during the nine months ended September 30, 2024 and 2023, respectively.

The estimated fair value of the embedded derivative liability was $484,993 and $0 as of September 30, 2024 and December 31, 2023, respectively. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $468,329 and $0 during the nine months ended September 30, 2024 and 2023, respectively. The estimated fair value is considered a Level 3 measurement and the fair value of the embedded derivative liability is determined based on a comparison of the present value of cash flows with and without the embedded derivative. This analysis includes management estimates of the likelihood of events of prepayment and default on the Decathlon, MBB and Conduit loans.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2024.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of September 30, 2024 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $1.1 million of restricted cash and cash equivalents that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, the Company did not have sufficient cash to make the first earnout payment under the SUNation Transaction Agreement, which was due on May 6, 2024, and the Company’s forecasted future cash flows for the twelve months beyond the date of issuance of the financial statements in this report indicate that the Company does not have sufficient cash to make the first principal payment of the Long-Term Note that was due on November 9, 2024, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note. Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

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

Reverse Stock Split

Effective October 17, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation (“Articles of Amendment”) to implement a one-for-fifty reverse stock split. The Company’s common stock began trading on a split-adjusted basis when the market opened on October 17, 2024 (the “Effective Date”). The Board of Directors of the

Company approved the amendment to the Company’s Articles of Incorporation to meet the share bid price requirements of the NASDAQ Capital Market. The Company’s stockholders approved the Articles of Amendment at its annual meeting held on July 19, 2024.

As a result of the reverse stock split, at 12:01 a.m. Central Time on the Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split will be settled in cash. The total number of shares authorized for issuance was reduced to 2,666,667 in proportion to the reverse stock split.

Nasdaq Compliance

On October 1, 2024, the Company received a letter (the “Minimum Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business day period from August 16 through September 30, 2024, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter did not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market.

Pursuant to the previously disclosed Nasdaq hearing panel decision, dated July 18, 2024, the Company was subject to a mandatory panel monitor (“Panel”) under Nasdaq’s listing Rule 5815(d)(4)(B) for a period of one year. Accordingly, due to the most recent minimum bid price deficiency, as is customary in similar situations, the Staff notified the Company that it will not be afforded a Cure Period. Instead, the Company was offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq by or before October 8, 2024. The Company timely requested a hearing before the Hearing Panel and received a hearing date of November 21, 2024 and submitted an expedited bid price compliance plan on October 14, 2024. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing.

On November 8, 2024, the Company received notice from the Nasdaq Listing Qualifications staff that the Company has regained compliance with the bid price requirement in Listing Rule 5550(a)(2) and that the Company is, therefore, in compliance with the Nasdaq Capital Market’s listing requirements. Consequently, the scheduled hearing before the Hearings Panel on November 21, 2024, was deemed moot and has been cancelled. The Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement. The Sales Agent will use commercially reasonable efforts consistent with normal trading and sales practices. The shares will be sold and issued pursuant to the Company’s Registration Statement on Form S-3 which was filed on August 25, 2022 with, and declared effective on September 2, 2022 by, the Securities and Exchange Commission (File No. 333-267066, the “Registration Statement”), and a related prospectus, as supplemented by a prospectus supplement. The Company will pay the Sales Agent a cash commission in an amount up to 3.0% of the gross proceeds from each sale of shares sold pursuant to the Sales Agreement. To date, we have sold an aggregate of 394,381 shares for gross proceeds of $2,310,547 under the ATM facility.

Contingent Value Rights Payment

On November 8, 2024, the Company announced that it will distribute to the holders of its non-transferable CVRs a payment of $850,269, or $0.35 per CVR, which payment is expected to commence by November 15, 2024.

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

•our common stock may be delisted from the Nasdaq Capital Market if we cannot maintain compliance with the applicable listing standards;

•we may face claims for monetary damages, penalties, and other significant items pursuant to existing contractual arrangements, as well as litigation or threatened litigations, which, if material, may strain our cashflow and operations, as well as take away substantial time and attention from management that is necessary to for business operations and potential growth opportunities;

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

Our current business units, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation”). are engaged in the design, installation, and maintenance of solar energy systems across residential, commercial, and municipal sectors. Our team specializes in providing tailored solar solutions that meet the specific energy needs of each client, ensuring both efficiency and sustainability. In addition to our core solar services, we also offer energy storage systems to optimize energy use and increase reliability. Our New York business unit further integrates a broader range of services, including residential roofing solutions, to ensure seamless solar installations and long-term durability. Additionally, we provide community solar services that allow groups of individuals, businesses, or organizations to share the benefits of a single solar array, making renewable energy accessible to more people in the community.

Our comprehensive approach enables us to effectively meet the diverse needs of our customers, ensuring that we play a pivotal role in advancing the clean energy transition across various sectors. The depth, versatility, and proven track record of our business units form the foundation of our success. This strong combination of experience, innovation, and a commitment to quality empowers us to deliver exceptional value, positioning us as a reliable leader in the solar and energy services industry.

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

For a more complete description of the Company, see Note 1, Nature of Operations, to the Condensed Consolidated Financial Statements included in this report.

Reverse Stock Splits

June 2024 Reverse Stock Split

On January 3, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On May 28, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “June Reverse Stock Split”) and approved an amendment (“June Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the June Reverse Stock Split.

Effective June 12, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the June Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on June 12, 2024 (the "June Effective Date").

As a result of the June Reverse Stock Split, at 12:01 a.m. Central Time on the June Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the June Reverse Stock Split, and any fractional shares that would have resulted from the June Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the June Reverse Stock Split ratio.

October 2024 Reverse Stock Split

On July 19, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-200 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On October 1, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-50 ratio (the “October Reverse Stock Split”) and approved an amendment (“October Reverse Stock Split Amendment”) to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the October Reverse Stock Split.

Effective October 17, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the October Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on October 17, 2024 (the "October Effective Date").

As a result of the October Reverse Stock Split, at 12:01 a.m. Central Time on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio.

Effective as of the same time as the June 2024 Reverse Stock Split and October 2024 Reverse Stock Split (collectively known as the “Reverse Stock Splits”), the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Consolidated sales decreased $3,570,311, or 19.5% to $14,718,386 in the third quarter of 2024 from $18,288,697 in the third quarter of 2023. Sales in the third quarter of 2024 and 2023 by type were as follows:

	Revenue by Type
	Three Months Ended September 30
	2024	2023
Residential contracts	$10,600,999	$15,300,411
Commercial contracts	3,618,023	2,201,888
Service revenue	499,364	764,063
Software revenue	—	22,335
Other	—	—
	$14,718,386	$18,288,697

Residential contract sales decreased $4,699,412, or 31%, due to a 22% reduction in residential kilowatts installed and also a decrease in average price per system installed as result of lower battery attachment rate. The residential market within the solar industry is seeing an overall decline in installations due to higher interest rates. Commercial contract sales increased $1,416,135, or 64%, due to larger commercial projects that were pushed into the third quarter of 2024 with lower projects in prior quarters of 2024 whereas the prior year had more consistent commercial projects throughout the year.

Consolidated gross profit decreased to $5,235,725 in the third quarter of 2024 as compared to gross profit of $7,032,458 in the third quarter of 2023 due primarily to the decrease in revenue during the quarter. Gross margin decreased slightly to 36% during the third quarter of 2024 as compared to 38% in the third quarter of 2023 due primarily to certain fixed costs on lower revenue.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, and a fair value remeasurement gain (loss) of SUNation earnout consideration, decreased to $6,842,462 in the third quarter of 2024 as compared to $8,596,808 in the third quarter of 2023. Consolidated selling, general and administrative expenses decreased $1,017,023, or 14%, to $6,133,087 in the third quarter of 2024 from $7,150,110 in the third quarter of 2023, due primarily to a $555,765 decrease in stock compensation expense and overall decreased personnel expenses on lower headcount. Amortization expense decreased by $507,323 to $709,375 in the third quarter of 2024 as compared to $1,216,698 in the same period of the prior year due to the completion of the amortization of certain intangible assets in late 2023. There was not a fair value remeasurement related to the SUNation acquisition earnout consideration in the third quarter of 2024 compared to a loss of $230,000 in the same period of the prior year.

Consolidated other (expense) income decreased by $922,426 to expense of $1,691,363 in the third quarter of 2024 as compared to $768,937 in expense in the third quarter of 2023. The decrease was primarily related to a $1,435,845 fair value remeasurement loss on the warrant liability, a $587,271 fair value remeasurement gain on the embedded derivative liability, a $199,785 decrease in gain on sale of assets, and a $225,871 decrease in fair value remeasurement loss on the contingent value rights (“CVRs”).

Consolidated operating loss from continuing operations in the third quarter of 2024 was $1,606,737 as compared to $1,564,350 in the third quarter of 2023. Net loss from continuing operations attributable to shareholders in the third quarter of 2024 (after taking into effect $264,482 in deemed dividends) was $3,563,091, or $(11.77) per diluted share, compared to net loss from continuing operations of $2,329,053, or $(176.35) per diluted share, in the third quarter of 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Consolidated sales decreased $18,703,410, or 31.1% to $41,487,003 in the first nine months of 2024 from $60,190,413 in the first nine months of 2023. Sales in the first nine months of 2024 and 2023 by type were as follows:

	Revenue by Type
	Nine Months Ended September 30
	2024	2023
Residential contracts	$34,501,450	$48,635,741
Commercial contracts	5,107,418	8,789,930
Service revenue	1,878,135	2,429,433
Software revenue	—	323,815
Other	—	11,494
	$41,487,003	$60,190,413

Residential contract sales decreased $14,134,291, or 29%, due to a 17% reduction in residential kilowatts installed and also a decrease in average price per system installed as result of lower financing fees and lower battery attachment rate. Overall the acceleration of projects in the last quarter of 2023 led to approval bottlenecks at the outset of 2024 which was further hampered by some supply chain disruption from a change in suppliers. The residential market within the solar industry is seeing an overall decline in installations due to higher interest rates. Commercial contract sales decreased $3,682,512, or 42%, due primarily to a delay in the start of commercial pipeline projects into the second half of 2024.

Consolidated gross profit decreased to $14,833,527 in the first nine months of 2024 as compared to gross profit of $22,175,708 in the first nine months of 2023 due primarily to the decrease in revenue during the quarter. Gross margin decreased slightly to 36% during the first nine months of 2024 from 37% during the first nine months of 2023 due primarily to certain fixed costs on lower revenue.

Consolidated operating expenses, which include selling, general and administrative expenses, amortization expense, and a fair value remeasurement gain of SUNation earnout consideration, decreased to $20,649,162 in the first nine months of 2024 as compared to $27,304,903 in the first nine months of 2023. Consolidated selling, general and administrative expenses decreased $3,123,771, or 14%, to $19,321,037 in the first nine months of 2024 from $22,444,808 in the first nine months of 2023, due primarily to a $983,024 decrease in stock compensation expense, decreased sales and marketing expense, including commissions, on lower revenue in the period, and decreased personnel expenses on lower headcount. Amortization expense decreased by $1,571,970 to $2,128,125 in the first nine months of 2024 as compared to $3,700,095 in the same period of the prior year due to the completion of the amortization of certain intangible assets in late 2023. The fair value remeasurement related to the SUNation acquisition earnout consideration in the first nine months of 2024 was a gain of $800,000 compared to a loss of $1,160,000 in the same period of the prior year.

Consolidated other (expense) income decreased by $3,079,565 to expense of $3,214,300 in the first nine months of 2024 as compared to $134,735 in expense in the first nine months of 2023. The decrease was primarily related to a $444,833 increase in interest and accretion expense, a $468,329 fair value remeasurement loss on the embedded derivative liability, a $673,464 decrease in fair value remeasurement gain on the CVRs, a $974,823 fair value remeasurement loss on the warrant liability, and a $437,938 decrease in gain on sale of assets.

Consolidated operating loss from continuing operations in the first nine months of 2024 was $5,815,635 as compared to $5,129,195 in the first nine months of 2023. Net loss from continuing operations attributable to shareholders in the first nine months of 2024 (after taking into effect $11,587,121 in deemed dividends) was $20,617,094, or $(128.25) per diluted share, compared to net loss from continuing operations of $5,262,534, or $(395.75) per diluted share, in the first nine months of 2023.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $2,162,086 in cash, restricted cash and cash equivalents. Of this amount, $1,240,882 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at September 30, 2024, $1,099,763 consisted of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the Pineapple Energy business.

The Company had working capital deficit of $(13,243,267) at September 30, 2024, consisting of current assets of $11,682,522 and current liabilities of $24,925,789 compared to working capital deficit of $(6,594,834) at December 31, 2023.

Cash used in operating activities was $4,393,846 in the first nine months of 2024 as compared to $825,114 in the same period of 2023. Significant working capital changes in the nine months ended September 30, 2024 included a decrease of accounts receivable of $803,047, a decrease in inventories of $893,281, an increase in accounts payable of $570,844, a decrease in accrued compensation and benefits for $510,484, and an increase in other assets, primarily due to an increase in costs and estimated earnings in excess of billings as we are completing commercial projects in the quarter.

Net cash used in investing activities was $23,631 in the first nine months of 2024 compared to $3,608,534 provided by investing activities in the same period of 2023. Net cash provided in the 2023 period was the result of proceeds from the sale of investments, proceeds from the sale of JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures.

Net cash provided by financing activities was $1,183,220 in the first nine months of 2024 compared to $2,446,496 used in the same period of 2023. Net cash provided by financing activities in the first nine months of 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering and $1,604,000 in borrowings from Conduit Capital US Holdings LLC (“Conduit”) and MBB Energy, LLC (“MBB”), partially offset by payments against loans payable. Net cash used in financing activities in the nine months of 2023 was due to $3,036,676 in CVR distribution payments, $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan, partially offset by $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”).

In connection with the SUNation acquisition, on November 9, 2022, the Company issued a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note was secured as described below and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Short-Term Note was paid in full in conjunction with the Decathlon loan. The Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty.

Based on the Company’s current financial position, the Company did not have sufficient cash to make the first SUNation earnout payment, which was due on May 6, 2024, or the first principal payment of the Long-Term Note that was due on November 9, 2024, a factor which raises substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. Notwithstanding the Company’s ability to make such payments, the Company is not permitted to make any earnout payments under the SUNation Transaction Agreement or any payments under the Long-Term Note unless Decathlon has provided prior written consent to such payment pursuant to the Company’s Revenue Loan and Security Agreement, dated as of June 1, 2023, by and among the Company, Decathlon, and the other parties thereto (the “Loan Agreement”).  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent.  Therefore, if Decathlon does not consent to the first principal payment of the Long-Term Note, such non-payment will not result in a default under the Long-Term Note.  Failure to make earnout payments under the SUNation Transaction Agreement, which are prohibited under the Loan Agreement, could result in a breach under the SUNation Transaction Agreement.

As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement to sell shares up to $10,000,000. While the Company has raised over $2 million to date, it is not sufficient to be able to cover all of the Company’s outstanding obligations. Additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition. To the extent that additional funds are raised through the sale of equity or securities convertible into or exercisable for equity securities, the issuance of securities will result in dilution to the Company’s shareholders.

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of September 30, 2024 was estimated at $1,212,263 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents, investments, along with the other tangible and intangible assets related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long-term assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

Convertible Preferred Stock and Warrants: In March 2022, the Company issued shares of Series A convertible preferred stock (the “Convertible Preferred Stock”) and PIPE Warrants to investors as part of a $32.0 million private investment in public equity (“PIPE”) transaction. The proceeds from the issuance of the Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. The Company accounts for the Convertible Preferred Stock and PIPE Warrants based on an assessment of the specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The Convertible Preferred Stock was originally reported as part of permanent equity and the PIPE Warrants were originally determined to be equity-classified. As discussed in Notes 10 and 11, the Convertible Preferred Stock and PIPE Warrants were modified during the first quarter of 2024, which resulted in the Company not having sufficient authorized and unissued shares to settle the conversion and exercise to common stock and the reclassification of the Convertible Preferred Stock to mezzanine equity and the PIPE Warrants to a liability. During the third quarter of 2024, the Company received the appropriate shareholder approval on an increase in authorized shares and the Convertible Preferred Stock and PIPE Warrants were reclassified to equity.

Embedded Derivative Liability: The Company’s Decathlon Fixed Loan includes a mandatory prepayment feature upon a contingent event that is considered an embedded derivative that requires bifurcation under ASC 815. The Company’s Conduit and MBB loans include an acceleration of amounts outstanding under the loan agreements upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria that is considered an embedded derivative that requires bifurcation. Under ASC 815, the embedded derivative is bifurcated and recorded at fair value at inception and each subsequent reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability related to the Decathlon Fixed Loan had no fair value at issuance and at the end of each of the reporting periods ended prior to June 30, 2024. As of June 30, 2024, the fair value of this embedded derivative was ascribed value. See further discussion in Note 7. The Conduit and MBB embedded derivatives were ascribed a fair value at issuance and were fair valued at September 30, 2024 with the change in fair value recorded within Other (expense) income within the condensed consolidated statements of operations and comprehensive income (loss).

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2023, we concluded that our internal control over financial reporting was not effective.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On October 1, 2024, we received a letter (the “Minimum Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business day period from August 16 through September 30, 2024, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

Pursuant to the previously disclosed Nasdaq hearing panel decision, dated July 18, 2024, the Company was subject to a mandatory panel monitor (“Panel”) under Nasdaq’s listing Rule 5815(d)(4)(B) for a period of one year. Accordingly, due to the most recent minimum bid price deficiency, the Staff notified the Company that it will not be afforded a 180-day cure period (as we had received for our prior minimum bid price deficiency). Instead, the Company was offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq by or before October 8, 2024, which appeal we timely filed on October 8, 2024.

The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing. To this end, the stockholders of the Company had approved a share consolidation on July 19, 2024, pursuant to which the board of directors of the Company has effectuated a 1-50 reverse stock split on October 17, 2024 in relevant part to resolve the above noted Nasdaq listing compliance deficiency prior to such hearing date.

On November 8, 2024, the Company received notice from the Nasdaq Listing Qualifications staff that the Company has regained compliance with the bid price requirement in Listing Rule 5550(a)(2) and that the Company is, therefore, in compliance with the Nasdaq Capital Market’s listing requirements. Consequently, the scheduled hearing before the Hearings Panel on November 21, 2024, was deemed moot and has been cancelled, and the Company’s securities will continue to be listed and traded on The Nasdaq Stock Market.

Notwithstanding the successful outcome of the above-described event, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited analyst interest. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

Shareholders may experience future dilution as a result of future equity offerings and other issuances of our Common Stock or other securities, including securities that are exercisable for or convertible into Common Stock. In addition, this offering and future equity offerings and other issuances of our Common Stock or other securities may adversely affect our Common Stock price.

In order to raise additional capital, we may in the future offer additional shares of our Common Stock or other securities convertible into or exchangeable for our Common Stock at prices that may not be the same as the price per share in this offering. We may not be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Common Stock or securities convertible into Common Stock in future transactions may be higher or lower than the price per share at this time. You will incur dilution upon exercise of any outstanding stock options, warrants or upon the issuance of shares of Common Stock under our stock incentive programs. In addition, the sale of shares in any current or future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the price of our Common Stock. We cannot predict the effect, if any, that market sales of those shares of Common Stock or the availability of those shares of Common Stock for sale will have on the market price of our Common Stock.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, any of these events could result in disruptions or adversely impact our relationships with our workforce, suppliers and customers. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

We may not fully realize the anticipated benefits from our restructuring efforts.

In regard to our realigned strategy and exploration of strategic alternatives, we may not achieve the expected benefits of such activities. Our ability to achieve the anticipated cost savings and other benefits from our restructuring, or other efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our efforts on our workforce. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to our operations, liquidity or future financial results from our current or future efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such strategic alternative efforts, and our business and results of operations could be adversely affected.

We have significant obligations under payables and debt obligations and other contracts. Our ability to operate as a going concern are contingent upon successfully obtaining additional financing and/or renegotiating terms of selected existing indebtedness in the near future. Failure to do so could adversely affect our ability to continue or successfully grow our operations.

If capital is not available or we are not able to agree on reasonable terms with our lenders or creditors, we may then need to scale back or postpone our organic growth plans, reduce expenses, and/or curtail future acquisition plans to manage our liquidity and capital resources. From time to time, we receive claims for significant monetary damages, penalties, or seeking additional securities. Such claims, if material, and if accurate, can place significant pressure on our financials, cashflow, operations and place a strain on management’s time and focus, each of which could result in a material adverse event in relation to our operations and future prospects. Additionally, as a result of certain prior securities offerings involving convertible or exercisable securities containing anti-dilution provisions that provided for significant per share price reset features, causing more shares to be issued than initially anticipated, we have faced periods of time where we were ultimately required to seek shareholder approval to increase our authorized share capital, in large measure to satisfy the conversion, exercise, exchange or delivery of such shares, which is a time consuming and costly approval processes. While we have ultimately satisfied our delivery obligations, including the issuance of shares under these securities, failing to satisfy or timely satisfy such contractual obligations could lead to material financial claims, and if proven accurate, could subject us to substantial financial penalties and damages, potentially materially impacting the Company’s financial stability, interrupt operations and cause reputational harm. For example, we have informally received a financial claim alleging liquidated damages, which we have been investigating. If such preliminary claim is ultimately found accurate or any settlement be substantial, we may not be able timely pay, finance, refinance or otherwise extend or repay our past, current or future obligations if and as they arise, which could materially impact our ability to continue to operate as a going concern.

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations and grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital and operational expenditures. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of the electricity produced by the payments for and the cost of our solar energy systems. We rely on access to capital, including through equity financing, convertible notes, revenue loans and other forms of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems in service.

To meet the capital and liquidity needs of our business, we will need to obtain additional debt or equity financing from current and new investors. We have limited cash resources with which to operate our business and we may have difficulty in accessing financing on a timely basis or at all. The contract terms in certain of our existing investment and securities documents contain various conditions, penalty and liquidated damages clauses. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments or raise capital through equity, equity derivative or debt instruments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. Any delays in accessing financing could have an adverse effect on our ability to pay our operational expenses, make capital expenditures, repay loans and fund other general corporate purposes. Further, our flexibility in planning for and reacting to changes in our business may be limited and our vulnerability to adverse changes in general economic, industry, regulatory and competitive conditions may be increased.

If any of our current debt or equity investors decide not to invest in us in the future for any reason or decide to invest at levels inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market, loan-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth and profitability may be limited.

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Litigation brought by third parties claiming breach of contract, contractual defaults or other claims for may be costly and time consuming.

Although we may, from time to time, be involved in litigation and government proceedings, as well as contractual financial claims arising in the course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations or liquidity. These claims have in the past, and may in the future, arise from a wide variety of business practices and initiatives, including current or new product releases, significant business transactions, securities offerings, convertible notes, warrants, loans, warranty or product claims, employment practices, and regulation, among other matters. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation threatened litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

If we become involved in material litigation or a significant number of litigations, we may incur substantial expense defending these claims and the proceedings may divert the attention of management, even if we prevail. An adverse outcome could have a material adverse impact on our business, including causing us to seek protection under the bankruptcy laws, forcing us to reduce or discontinue our operations entirely, subject us to significant liabilities, allow our competitors to market competitive products without a license from us, prohibit us from marketing our products or require us to seek licenses from third parties that may not be available on commercially reasonable terms, if at all. If a judgment is entered against us, and we are unable to satisfy the judgment, a plaintiff may attempt to levy on our assets. We may be forced to sell material assets to satisfy such judgment, which may, in turn, force us to reduce or discontinue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 10 for a more complete description of the Company’s Series A Preferred Stock and warrants exchange for Series C Preferred Stock. On September 9, 2024, the Company and the holders of Series A Preferred Stock and warrants entered into a Securities Exchange Agreement, dated September 9, 2024, pursuant to which the holders of the Series A Preferred Stock and warrants to cancel and retire the Series A Preferred Stock and warrants in exchange for shares of Series C Convertible Preferred Stock of the Company.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3	Articles of Amendment to the Articles of Incorporation, dated July 24, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
3.4	Articles of Amendment to Articles of Incorporation, dated October 17, 2024 (incorporated by reference in Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 17, 2024)
3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022 (included in Exhibit 3.1)

3.6	Restated Bylaws of Pineapple Energy Inc., as amended (effective as of April 13, 2022) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 13, 2022)
3.7	Certificate of Designation of Series B Preferred Stock, dated May 14, 2024 (incorporated by reference in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024)
3.8

Statement of Cancellation of the Certificate of Designation of Series B Preferred Stock, effective as of August 14, 2024 (incorporated by reference in Exhibit 3.7 to the Company’s Current Report on Form 10-Q filed on August 19, 2024)

3.9

Certificate of Designation of Series C Convertible Preferred Stock, dated September 9, 2024 (incorporated by reference in Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024)

3.10	Certificate of Correction to Certificate of Designation, dated September 23, 2024 (incorporated by reference in Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024)

10.1	Form of Limited Waiver and Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2024)
10.2	Separation Agreement between Kyle Udseth and Pineapple Energy Inc. dated May 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 23, 2024)
10.3	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 25, 2024)
10.4

Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.5

Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.6

Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.7

Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.8

Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.9

Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.10

First Amendment to Revenue Loan and Security Agreement, dated July 22, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.11

Amendment and Joinder to Subordination Agreement, dated July 22, 2024 among Pineapple Energy Inc., Decathlon Growth Credit, LLC, Hercules Capital, Inc., and MBB Energy, LLC and Conduit Capital U.S. Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.12

Consent and Amendment No. 3 to Loan and Security Agreement, dated July 22, 2024 by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 26, 2024)

10.13

Amended and Restated Convertible Secured Credit Note, dated September 9, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2024)

10.14	Securities Exchange Agreement, September 9, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 9, 2024)
10.15	Second Amendment to Revenue Loan and Security Agreement, dated September 12, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC
10.16

Consent and Amendment No. 4 to Loan and Security Agreement, dated September 20, 2024, by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement

10.17

Second Amended and Restated Convertible Secured Credit Note, dated September 23, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024)

10.18

At The Market Offering Agreement, dated October 21, 2024, between Pineapple Energy Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024)

10.19	Amendment to Secured Credit Note, dated November 1, 2024, between Pineapple Energy Inc. and MBB Energy, LLC

10.20	Amendment to Second Amended and Restated Convertible Secured Credit Note; and to the Credit Agreement, dated November 1, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Pineapple Energy Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: November 14, 2024		Interim Chief Executive Officer

	By	/s/ Andrew Childs
Andrew Childs
Date: November 14, 2024		Interim Chief Financial Officer