Form 10-K
period 2024-12-31
SUNation Energy, Inc.
filed 2025-04-15
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  ______to  _____

Commission File Number: 001-31588

SUNATION ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0957999
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

171 Remington Boulevard, Ronkonkoma, NY 11779

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 996-1674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.05 par value	SUNE	Nasdaq Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,666,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2024.

As of April 15, 2025 there were outstanding 672,799,910 shares of the Registrant’s common stock.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Shareholders, if filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2024.

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

Risks Related to the Company’s Common Stock

•Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

•Shareholders may be diluted if additional capital stock is issued to raise capital, including to finance acquisitions, repay debt or in connection with strategic transactions.

•There is no public market for the common warrants or pre-funded warrants issued and outstanding.

•Holders of our common warrants and pre-funded warrants will have no rights as a common stockholder until they acquire our common stock.

•We may be required to repurchase the common warrants issued in February 2025, which may prevent or deter a third party from acquiring us.

•Future sales of Company shares or securities exercisable for shares could cause the Company’s stock price to decline.

•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2024 and 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

•The price of the Company’s common stock and trading volume may be volatile and may negatively impact shareholders’ value of their investment.

•The Company may issue additional common stock resulting in significant existing stock ownership dilution.

•Anti-Takeover Effects of Delaware Law, the Certificate of Incorporation and the Bylaws may discourage or prevent a change in control, even if beneficial to our shareholders and could cause our stock price to decline.

•The Company’s board of directors is authorized to issue and designate shares of preferred stock without further shareholder approval.

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

•Increases in the cost of the Company’s solar energy systems due to tariffs and other trade restrictions imposed by the U.S. and foreign governments could have a material adverse effect on its business, financial condition and results of operations.

•The Company’s operating results and its ability to grow may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

•The Company may be required to record an impairment charge on our goodwill in the future.

•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.

•If the Company is unable to make net profitable acquisitions and on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

•Product liability and property damage claims against the Company or accidents could result in adverse publicity and potentially significant monetary damages.

•Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

•We may not fully realize the anticipated benefits from our restructuring efforts begun in 2024, which continue into 2025.

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

•Litigation brought by third parties claiming breach of contract, contractual defaults or other claims for may be costly and time consuming.

Risks Related to the Solar Industry

•If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the Company anticipates, its ability to originate solar installation agreements may decrease.

•The Company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components and the Company’s business may be adversely affected to the extent the cost of these components stabilize or increase in the future, whether through international supply disruptions, conflicts, trade wars, new tariffs or otherwise.

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

•Terrorist or cyberattacks, which are increasing, against centralized utilities could adversely affect the Company’s business.

•Climate change may have long-term impacts on the Company’s business, industry, and the global economy.

Risks Related to Regulations

•Increases in the cost of the Company’s solar energy systems due to tariffs imposed by the U.S. and foreign governments could have a material adverse effect on its business, financial condition and results of operations.

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

Risks Related to our Bitcoin Strategy

•Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin.

•We may use the net proceeds from our offerings to purchase bitcoin, the price of which has been, and will likely continue to be, highly volatile.

•Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

•Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Common Stock.

•We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

•Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

•Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

•If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

PART I

ITEM 1. BUSINESS

OVERVIEW

SUNation Energy, Inc. (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) is focused on growing leading local and regional solar, storage, and energy services companies nationwide. The SUNation Energy vision is the provision of exemplary client service while powering the energy transition through grass-root, community-centric growth of solar electricity paired with battery storage. Our portfolio of brands (SUNation, Hawaii Energy Connection, E-Gear) provide homeowners and businesses of all sizes with an end-to-end product offering spanning solar, battery storage, and grid services. SUNation Energy, Inc.’s markets are New York, Florida, and Hawaii, and the company operates proudly within three (3) U.S. states.

Our primary customers are residential homeowners. We also provide solar energy systems to commercial owners and other municipal customers.

Corporate History

SUNation Energy is a Delaware corporation originally organized in 1969 that operates directly and through its subsidiaries located in the United States (“U.S.”).

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

On November 14, 2024, the Company filed articles of conversion with the Secretary of State of the State of Minnesota and filed a certificate of conversion with the Secretary of State of the State of Delaware changing its jurisdiction of incorporation from Minnesota to Delaware (the “Reincorporation”), as well as having filed a Certificate of Incorporation with the Secretary of State of the State of Delaware on this same date. Concurrently with the Reincorporation, the Company also effectuated a change to its name from Pineapple Energy, Inc. to SUNation Energy, Inc., and to its stock trading symbol from PEGY to SUNE, effective November 19, 2024.

Pursuant to the merger agreement, the Company sold substantially all of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses on June 30, 2023. Because the Company was working to divest such assets pursuant to the merger agreement, it previously met the criteria to report the operations of these businesses as discontinued operations. See Note 6 of the Notes to the Consolidated Financial Statements, “Discontinued Operations.” As a result, unless otherwise noted, all information in this Form 10-K related to the JDL and Ecessa businesses is discussed and presented as discontinued operations and the Company’s remaining business operations are reported as continuing operations.

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

•Leverage and continue to lower our customer acquisition costs through referral programs. We already have what we believe are premier referral rates, with over 50% of installed jobs in 2023 and 2024 coming from referrals or repeat customers. We believe that our existing HEC and SUNation portfolio companies form a foundation to drive improved referral performance across the network of companies we acquire, further increasing our referral rates and lowering our overall customer acquisition cost.

•Continue to grow our operations to achieve economies of scale. Residential and Commercial solar is like many industries in that cost-of-goods-sold is a significant expense, and companies with greater scale can enjoy significantly lower costs throughout their equipment supply chain. As we grow both organically and through acquisitions, we expect to lower the costs of acquiring key input products such as modules, inverters, and electrical balance-of-systems components, which we anticipate should allow us to accelerate growth through lower pricing and enhanced profit margins. With scalable shared services (e.g., accounting, HR, policy, marketing, legal, IT), we believe our current approach of organic growth enhanced by acquisitions will lead to profitability and cash generation. We are also able to help our customers access various options to finance their acquisition of a solar system through referrals to a variety of solar finance companies.

•Explore potential opportunities outside of solar to become a one-stop shop for consumers’ home and energy needs. As we continue to grow our customer base, we may have new opportunities for incremental revenue generation by cross-selling ancillary market products such as more energy storage and service contracts on orphaned systems (customers whose original solar contractor is no longer in business).

We believe that the following key strengths of our business position us to execute on our M&A roll-up strategy and to distinguish us from competitors.

•Customer centric approach in market, leading to competitive customer acquisition costs. SUNation Energy seeks to put the customer above all else. Our installers complete offerings in-house as full-service installers to have total control of the customer experience. Our Company offers transparent, clear sales agreements and has invested in digital tools to support customers along the installation journey. Our installers are active in their local communities to build a trusted brand. These activities lead to satisfied customers, as demonstrated by a high average referral rate and favorable online reviews, helping to lower future customer acquisition costs.

•A leading vendor for cutting-edge product offerings. We are a leading vendor for cutting-edge product offerings from Enphase, Tesla, FranklinWH, and other large solar product providers. As an experienced operator in the residential solar industry, we have built relationships with these large solar product providers.

•Seasoned and experienced management team. We have a strong leadership team, with deep experience in residential solar and M&A. Our chief executive officer grew our New York business into the third largest solar provider in one of the most dynamic markets in the country. Our chief operating officer and chief financial officer is a seasoned leader in the M&A, finance and solar spaces.

Our Products and Services

The primary product we offer to customers is a photovoltaic solar energy system, which is almost always installed on the roof, although can at times be ground mounted. Solar panels, also called modules, generate direct-current electricity when they are struck by sunlight. This direct current (“DC”) is sent to an inverter, which converts the DC electricity into alternating-current (“AC”) electricity, which is the type of electricity that is needed to provide power to outlets and run home appliances and equipment The AC flows from the inverter to the home’s main electrical panel, where it is then used to supply the home, business, or institution’s current power needs. If there is a shortfall, the home draws the remainder needed from the traditional utility connection, often referred to as the “grid.” If the home system has excess production, the surplus is usually exported back to the grid. Residential solar systems typically provide cost savings to customers because the system’s roof-panels generate power from the sun instead of customer’s needing to purchase power from the utility. In addition, customers generally receive tax incentives and credits for the excess generation provided back to the utility.

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

Residential Customers Agreements

The majority of SUNation Energy’s revenue (82% of 2024 consolidated revenue) comes from photovoltaic solar energy systems and batteries for residential homeowners. The size of our residential installations vary by location. In 2024, the average system size installed was 6.1 kilowatts for HEC customers in Hawaii and 11.4 kilowatts for SUNation’s regional customers on Long Island, New York.

Historically, most residential homeowners have chosen to own their home system rather than pursue a third-party ownership model. The Company believes that it has historically been best for customers to own their own systems, but recognizes that some customers do not want to own their systems.

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

Under the customer loan scenario, we receive cash payments from the loan company upon completion of various milestones during the installation process.

In addition to our residential offerings, the Company has a distinct roofing business within the New York market. This division offers vertically integrated roofing services alongside our solar and storage options. Thanks to this distinction, our roofing services allow for the diversification of our product offerings, offering our regional business the chance for additional revenue opportunities.

To showcase workmanship and the Company’s commitment to quality, the Company has worked alongside General Aniline & Film (“GAF”), a respected industry leader in the roofing field, to climb up their partnership ranks. Since launch, the Company has reached the upper echelon of GAF installer status tiers and is being recognized for its quality work in the field.

Commercial and Industrial Contracts

SUNation Energy, through its regional business entities, actively develops and installs photovoltaic (PV) arrays and other renewable energy solutions for commercial, industrial, and institutional facilities across both the New York and Hawaii markets. Projects span a wide range of property types—including office buildings, warehouses, schools, and non-profit organizations—and are tailored to meet customer needs through various system configurations, including rooftop installations, ground-mounted arrays, and solar carports.

The nature of the commercial business is highly complex, and has a significantly different timeline, permitting process, and labor standards as compared to solar development and deployment in the residential spaces. As a result of these complex nuances, the Company has a seasoned commercial leadership team that oversees a dedicated department whose sole focus is on operations, installation, project management and development of commercial, institutional, and industrial sites.

In addition to the development of commercial projects, the Company has worked with stakeholders in the private and public sectors to offer community solar, which distributes the benefits of renewable energy that is produced on larger sites to ratepayers who have opted in at a competitively-priced market rate, as well as shaping policy actions across the local, state, and federal governments that are favorable towards the mass adoption of green technology.

As a result of the U.S. Inflation Reduction Act, which was passed by Congress and signed into law by then-President Joe Biden in 2022, commercial solar opportunities have grown as more institutional uses, including churches, private schools, and non-profit organizations, have become both eligible and aware of governmental incentives to enhance solar adoption across the country.

Service of Existing and Orphaned Systems

SUNation Energy, through its regional businesses, also offers service, repair and preventative maintenance of solar systems, batteries, and other related components. Within the industry, these service operations are a unique differentiator that sets the Company apart from its peers as most solar operators in the Company’s key markets do not seek to maintain and/or monitor the performance of existing systems for their customers and/or non-customers.

The Company actively services and repairs the systems of competitor systems, as is technically feasible based on component type, age, and staff qualifications and training. With over twenty years in business, the Company has found that as other solar providers have exited the market or have gone out of business, there has been ample consumer demand for these types of services, and these operations offer enhanced and diversified revenue opportunities.

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

Intellectual Property

We hold registered trademarks for, among others, “SUNation”, “SUNation Energy”, “Hawaii Energy Connection,” “SUNation Solar Systems, Inc.,” “Sungevity,” and “Horizon Solar Power.” These trademarks are important to our regional branding and growth strategy.

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

Some of the most significant federal incentives are sourced from the Inflation Reduction Act of 2022 (“IRA”). Among other provisions, the IRA extended the Investment Tax Credit (“ITC”) for homeowners. Qualifying homeowners who purchase a residential solar energy system and/or energy storage system can receive a 30% tax credit, returning a material portion of purchase price to homeowners. This 30% tax credit lasts until 2033 before stepping down to 26% in 2033, 22% in 2034, and 0% in 2035, unless extended again by Congress. Since its inception in 2005, the ITC has already been extended three times.

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

Human Capital

As of March 31, 2025, the Company employed 189 people. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Available Information

The Company maintains a website at www.sunation.com/corporate. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after these documents are filed electronically with the Securities and Exchange Commission (“SEC”). To obtain copies of these reports, go to www.ir.sunation.com and click on “Financial Info,” then click on “Financial Results” to view all of our current EDGAR reports.

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, like SUNation Energy, that file electronically with the SEC. The SEC’s website is www.sec.gov.

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

Risks Related to the Company’s Common Stock

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

The shares of our common stock are listed on the Nasdaq Capital Market, or Nasdaq. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. On April 11, 2025, we received a new non-compliance notice notifying the Company that, for the 30 consecutive business day period immediately preceding deficiency letter, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and, as a result, does not comply with Listing Rule 5550(a)(2) (the “Rule”). Normally, a company would be afforded a 180-calendar day period (“Cure Period”) to demonstrate compliance with such deficiency; however, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for a customary Cure Period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.. Instead, the Company is offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq within seven days from receipt of the non-compliance notice. Accordingly, unless the Company timely requests a hearing before a Hearings Panel, the Company’s securities would be subject to suspension/delisting. The Company intends to timely request a hearing before the Hearing Panel. While the hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing, there can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. Additionally, to this end, the stockholders of the Company had approved a share consolidation on April 3, 2025 that has been effectuated within the discretion of the board of directors of the Company and, if such action ultimately resolves the above noted Nasdaq listing compliance deficiency prior to such hearing date, then we may be mooted out of the hearing; however, there can be no assurance that this action by us will result n regaining compliance with the deficiency for a sufficiently long period, or that the we may be delisted despite taking all such remedial actions to avoid such a negative result.

Shareholders may be diluted if additional capital stock is issued to raise capital, including to finance acquisitions, repay debt or in connection with strategic transactions.

We intend to seek to raise additional funds for our operations, to finance acquisitions, repay existing debt or to develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Following our recent shareholder approval, our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and 3,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

There is no public market for the common warrants or pre-funded warrants issued and outstanding.

There is no established public trading market for the common warrants or pre-funded warrants previously issued by us, and we do not expect a market to develop. In addition, we do not intend to apply to list any of our outstanding warrants on any securities exchange or nationally recognized trading system, including The Nasdaq Stock Market. Without an active market, the liquidity of our issued and outstanding warrants will be limited.

Holders of our common warrants and pre-funded warrants will have no rights as a common stockholder until they acquire our common stock.

Until holders of our issued and outstanding warrants acquire shares of our common stock upon exercise of such warrants, the holders will have no rights with respect to shares of our common stock issuable upon exercise of such warrants. Upon exercise of the warrants, holders will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

We may be required to repurchase the common warrants issued in February 2025, which may prevent or deter a third party from acquiring us.

The February 2025 issued common warrants provide that in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, each common warrant holder will have the right at any time concurrently with, or within 30 days after, the consummation of the Fundamental Transaction (or, if later, the date of the public announcement of the applicable Fundamental Transaction), to require us to repurchase the common warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such common warrant on the date of such

Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us.

Future sales of Company shares or securities exercisable for shares could cause the Company’s stock price to decline.

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

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2024 and 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

The price of the Company’s common stock and trading volume may be volatile and may negatively impact shareholders’ value of their investment.

The market price for the Company’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the common stock have been volatile and may continue to be volatile and could fluctuate widely due to factors both within and beyond the Company’s control. During 2024 through March 15, 2025, the sale price of common stock ranged from $0.16 to $480 per share, and our daily trading volume ranged from 11 to approximately 514.0 million shares. This volatility may, in part, be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of the Company’s common stock may harm the value of the investment of the Company’s shareholders in the Company’s common stock.

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

•departures of key personnel;

•commencement of or involvement in material litigation;

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

•economic and other external factors such as global conflicts, trade wars and the impacts of domestic and foreign tariffs on supplies, parts and other solar related materials and components; and

•general market conditions.

The Company may issue additional common stock resulting in stock ownership dilution.

As of April 11, 2025, we had 646,282,496 shares of common stock outstanding. There are an additional 264 shares reserved for issuance upon the settlement of outstanding restricted stock units, 12,482 shares available for grant under the 2022 Equity Incentive Plan, and 400 shares available for issuance under the 2022 Employee Stock Purchase Plan.

Additionally, following our most recently completed equity offering on February 27, 2025, we issued common stock warrants containing exercise price adjustments and, in the case of the Series B Warrants, an alternative cashless exercise feature, which, if triggered, may cause substantial dilution. Following the Warrant Stockholder Approval of the February 2025 equity offering, if the market price is less than the exercise price of the Series A Warrants or Series B Warrants, respectively, then the exercise price of the February 2025 warrants will be reduced to the market price and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, provided, however, the adjusted exercise price shall not be less than the Nasdaq compliant floor price set forth therein.

In addition, if, while the common warrants are outstanding, we issue or sell, or are deemed to have issued or sold, any common stock and/or common stock equivalents other than in connection with certain exempt issuances, at a purchase price per share less than the exercise price of the common warrants in effect immediately prior to such issuance or sale or deemed issuance or sale, then simultaneously with the consummation (or, if earlier, the announcement) of each such issuance or sale or deemed issuance or sale, the exercise price of the common warrants then in effect will be reduced to an amount equal to the new issuance price, and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate price will remain unchanged, provided that, the adjusted exercise price shall not be less than twenty percent of the “Minimum Price” under Nasdaq rules (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions following the Issue Date).

In addition, if the Series B Warrants are exercised by way of an alternative cashless exercise, such exercising holder will receive three shares of common stock for each share of common stock they would receive in a cash exercise for each Series B Warrant they exercise, without any cash payment to us. As a result, we do not expect to receive cash proceeds from the exercise of the Series B Warrants. If any of the above provisions in the common warrants are utilized, our stockholders may suffer substantial dilution.

In addition, we may raise additional capital through the sale of equity or convertible debt securities, which would further dilute the ownership interests of our shareholders. As of April 11, 2025, there are currently 156,752,190 shares reserved for issuance upon the exercise of the remaining outstanding Series A and Series B Warrants.

Anti-Takeover Effects of Delaware Law, the Certificate of Incorporation and the Bylaws may discourage or prevent a change in control, even if beneficial to our shareholders and could cause our stock price to decline.

Certain provisions of Delaware law, our certificate of incorporation and our bylaws could make the acquisition of our company more difficult and could delay, defer or prevent a tender offer or other takeover attempt that a stockholder might consider to be in its best interest, including takeover attempts that might result in the payment of a premium to stockholders over the market price for their shares. These provisions also may promote the continuity of our management by making it more difficult for a person to remove or change the incumbent members of our board of directors.

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

Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 17, Subsequent Events, the Company raised capital and satisfied certain outstanding debt obligations subsequent to year end, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition.

As discussed in Note 17, Subsequent Events, while we have recently repaid all of our then secured debt obligations and amended our long-term note related to the SUNation acquisition, we have significant obligations under payables and other contracts. Our ability to operate as a going concern is contingent upon successfully obtaining additional financing. Raising additional capital may be costly or difficult to obtain and could significantly dilute the Company’s shareholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings or convertible debt or other exchangeable securities, the terms of these securities may include liquidation or other preferences that adversely affect the rights of the Company’s common shareholders. To the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the Company’s existing shareholders will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making capital expenditures.

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

Increases in the cost of the Company’s solar energy systems due to tariffs and other trade restrictions imposed by the U.S. and foreign governments could have a material adverse effect on its business, financial condition and results of operations.

The United States has often considered tariffs on industry-related goods imported from other countries. For example, on February 8, 2022, Auxin Solar, a U.S.-based solar panel manufacturer, submitted a petition to the U.S. Department of Commerce to request country-wide circumvention inquiries pursuant to Section 781(b) of the Tariff Act of 1930 concerning crystalline silicon photovoltaic cells and modules assembled in Malaysia, Thailand, Vietnam and Cambodia using Chinese inputs. In December 2024, then President Biden's U.S. Trade Representative increased tariffs on certain tungsten products, wafers and polysilicon made in China. The rates for tungsten products increased to 25%, and the rates for solar wafers and polysilicon increased to 50%, effective Jan. 1, 2025. These actions could have the effect of increasing our product costs and may impact margins and operating costs.

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

The Company may be required to record an impairment charge on our goodwill in the future.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. As of October 1, 2024, we conducted our annual goodwill impairment test and concluded that the fair value of our reporting units exceeded its carrying value. However, during the fourth quarter of fiscal 2024, we performed an interim quantitative assessment as of December 31, 2024 related to the recoverability of our goodwill for our two reporting units as a result of a material decline in our stock price and forecasted revenues and operating results. We concluded that the fair value of our HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment of $3.1 million in our consolidated statements of operations, reducing our HEC goodwill balance to $6.7 million and our total goodwill balance to $17.4 million. We may be required to record additional impairment expense on our goodwill in the future.

For further information regarding the assessment please see Note 8, Goodwill and Intangible Assets, in this Annual Report on Form 10-K.

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

If the Company is unable to make net profitable acquisitions on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

The consummation and timing of any future acquisitions will depend upon, among other things, whether the Company is able to:

•identify attractive acquisition candidates that are accretive and net profitable;

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

We may not fully realize the anticipated benefits from our restructuring efforts begun in 2024, which continue into 2025.

In regard to our realigned strategy and exploration of accretive and net profitable acquisitions, as well as strategic alternatives, we may not achieve the expected benefits of such activities. Our ability to achieve the anticipated cost savings, increased revenue, increased margins and other benefits from our restructuring, or other efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our efforts on our workforce. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to our operations, liquidity or future financial results from our current or future efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such strategic alternative efforts, and our business and results of operations could be adversely affected.

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

We may, from time to time, be involved in litigation and government proceedings, as well as contractual financial claims arising in the course of business, which may a material adverse impact on our financial position, results of operations or liquidity. These claims have in the past, and may in the future, arise from a wide variety of business practices and initiatives, including current or new product releases, third party products that we may be asked to install and which may prove defective or faulty, significant business transactions, securities offerings, convertible notes, warrants, loans, warranty or product claims, employment practices, real estate contracts and regulation, among other matters. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation, threatened litigation and other material claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

The Company’s business prospects are dependent in part on a continuing decline in the cost of solar energy system components and the Company’s business may be adversely affected to the extent the cost of these components stabilize or increase in the future, whether through international supply disruptions, conflicts, trade wars, new tariffs or otherwise.

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

Risks Related to Regulations

Increases in the cost of the Company’s solar energy systems due to tariffs imposed by the U.S. and foreign government could have a material adverse effect on its business, financial condition and results of operations.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. For example, then President Biden’s administration increased Section 301 tariffs on imports of wafers, polysilicon and certain tungsten products from China. Solar wafers and polysilicon imports, critical components for solar energy development, now face a 50% tariff rate. Tungsten products, such as bars and sheets, will be subject to a 25% tariff rate. The tariff increases took effect on January 1, 2025. If alternative sources are not available on competitive terms in the future, the Company may seek to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which the Company currently purchases equipment, which could reduce its ability to offer competitive pricing to potential customers.

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

Risks Related to our Bitcoin Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin.

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $108,000 per bitcoin on Coinbase in the 12 months preceding the date of this annual report. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin acquisition strategy has not been tested.  This bitcoin acquisition strategy has not been tested. Although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Common Stock would be materially adversely impacted.

Additionally, we may seek to offer bitcoin or accept bitcoin as a form of payment to or from our vendors, service providers, customers and more as part of our strategy and goal to expand our clean solar power energy offerings and products. If this strategy fails to prove successful, we may not see the intended benefits sought by this strategy, or the payment using bitcoin may prove to be less valuable than anticipated, and if the value of bitcoin were to materially fall below where we purchased it, then we could lose all or part of our value in a transaction or our treasury account established for this purpose, the result of which could have a material negative impact on, among other items, our cashflows, operations, business prospects, financial performance, ability to continue operations and our stock price.

We will be subject to counterparty risks, including in particular risks relating to our custodians. Although we intend to implement various measures that are designed to mitigate our counterparty risks, including by possibly storing substantially all of the bitcoin we may own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our Common Stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Any similar bankruptcies, closures, liquidations and other events may not result in any loss or misappropriation of our intended bitcoin holdings, or adversely impact our access to our bitcoin holdings. Or, any such bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry may negatively and materially impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings, if any, could have significant accounting impacts, including increasing the volatility of our results. In December 2023, the FASB issued ASU 2023-08, effective for fiscal years beginning after December 15, 2024, will require us to measure in-scope crypto assets (including our bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our bitcoin holdings., with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our Common Stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts.  While we currently intend to own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively materially effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

We may use the net proceeds from our offerings to purchase bitcoin, the price of which has been, and will likely continue to be, highly volatile.

We may use a portion of the net proceeds from one or more of our offerings to purchase bitcoin toward BTC purchases. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $108,000 per bitcoin on Coinbase in the 12 months preceding the date of this annual report. In addition, bitcoin does not pay interest or other returns, so the ability to generate a return on investment in bitcoin will depend on whether there is appreciation in the value of bitcoin following our purchases of bitcoin. Future fluctuations in bitcoin trading prices may result in our converting bitcoin purchased by us into cash with a value substantially below the then purchase price by us.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023, or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this annual report.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “— Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock. See “— Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Common Stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our intended bitcoin holdings may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we may hold with our custodians and transact with our trade execution partners may not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. The price of our Common Stock may be affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our Common Stock.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Currently, we intend to hold any bitcoin we may own, in custody accounts at U.S.-based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has an information security program designed to identify, mitigate, respond to and manage reasonably foreseeable cybersecurity risks and threats. The program is overseen by the Chief Operating Officer. The COO in conjunction with senior management conducts periodic reviews of cybersecurity control, policies, and procedures to ensure relevance and effectiveness for the Company’s needs and operating environment. The COO has previously led IT programs in his past work experiences and is able to apply those experiences to the Company. The audit and finance committee of the board has discussions with management on an annual basis about the Company’s risk assessment and risk management policies, particularly in the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements.

One aspect of the Company’s information security program is focused on vendor selection. The Company evaluates all third-party vendors and service providers for their cybersecurity features and compliance with security requirements. Selected vendors, for example, must employ a variety of security measures to protect against unauthorized access, data breaches, and data loss. The Company remains committed to maintaining the highest standards of data security and ensuring the integrity and confidentiality of our data.

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

•SUNation leases 20,000 square feet of office and warehouse space in Ronkonkoma, New York and 3,000 square feet of office and warehouse space in Tampa, FL.

The Company believes these facilities will be adequate to accommodate its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims arising in the ordinary course of business, including some which we believe are immaterial or which we believe to be frivolous, including actions with respect to contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. In February 2025, an action by a landlord to recover approximately $34,000 plus attorneys’ fees and punitive damages based upon an alleged breach of the lease between Remington Industrial Management LLC and Sunation Solar Systems, Inc. The landlord asserts that Sunation Solar Systems, Inc. has the obligation to insure the entire building rather than keep in full force and effect “fire and hazard insurance for the full replacement value of all improvements located on the demised premise” as specifically provided in the lease rider. Sunation Solar Systems denies that it has an obligation to insure the entire building under the express terms of the lease which is not a “triple net lease.” The landlord has asserted three causes of action for breach of contract, declaratory judgment that the lease requires Sunation to insure the building itself, and a third vague “fraud” theory. The claims against SUNation Energy, Inc. based upon vague allegations of fraud are likely unsustainable. The claims are baseless and frivolous and defendants intend to vigorously defend them.

From time to time, we also face threatened legal actions or claims in the ordinary course of our business. One such matter involves a residential customer who has informally alleged that Sunation Solar Systems is responsible for the cost to replace certain equipment by a third-party manufacturer that was found to be admittedly defective (by the manufacturer), the cost of which may be substantial. At the moment, SUNation Energy, Inc. has not been included in the claim or allegations; however, to the extent that litigation is commenced, the Company intends to vigorously defend against these as yet unasserted claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the trading symbol SUNE.

Holders

At March 31, 2025, there were approximately 84 registered holders of record of SUNation Energy, Inc. common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2024:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance under
	outstanding	exercise price of	equity compensation
	options, warrants	outstanding options	plans (excluding shares
Plan Category	and rights (1)	warrants and rights (2)	in first column)
Equity compensation plans approved by security holders: (3)
2022 Employee Stock Purchase Plan	—	$—	400
2022 Equity Incentive Plan	237	$—	12,482
Equity compensation plans not approved by security holders:
SUNation Inducement Grants	60	$—	—
TOTAL	297	$—	12,882

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

(3)Includes the Pineapple Energy Inc. 2022 Equity Incentive Plan (the “Equity Plan”) and the Pineapple Energy Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards to employees, non-employee directors and consultants and advisors to the Company. The number of shares of Company common stock available for issuance under the Equity Plan initially was 1,000 and was increased to 13,333 after shareholder approvals on December 7, 2022 and July 19, 2024. The ESPP was approved by shareholders on December 7, 2022, and provides for the purchase by eligible employees of shares of the Company’s common stock at a discount to the market price. The number of shares authorized for issuance under the ESPP was initially 267 and was increased to 667 by shareholder approval on December 14, 2023.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes that appear elsewhere in this report.

Overview

SUNation Energy Inc. (formerly Communications Systems, Inc. (“CSI”), Pineapple Holdings, Inc. and Pineapple Energy Inc.) (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of a merger agreement, pursuant to which a subsidiary of the Company merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

On November 14, 2024, the Company filed articles of conversion with the Secretary of State of the State of Minnesota and filed a certificate of conversion with the Secretary of State of the State of Delaware changing its jurisdiction of incorporation from Minnesota to Delaware (the “Reincorporation”), as well as having filed a Certificate of Incorporation with the Secretary of State of the State of Delaware on this same date. Concurrently with the Reincorporation, the Company also effectuated a change to its name from Pineapple Energy, Inc. to SUNation Energy, Inc., and to its stock trading symbol from PEGY to SUNE, effective November 19, 2024.

SUNation Energy’s vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a domestic operator and consolidator of residential solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

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

On June 30, 2023, the Company divested its legacy operations and operating assets through the sale of substantially all of the assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses. See Note 5, Discontinued Operations. As a result, unless otherwise noted, all information in this report on Form 10-K related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

Bitcoin Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940 AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In January 2025, our board of directors approved and adopted a corporate treasury strategy, adopting the inclusion of bitcoin (“BTC”) as a treasury reserve asset on an ongoing basis, subject to, among other factors, market conditions, the Company’s operational requirements, including in support of its planned expansion strategy, and our anticipated cash needs, instead of solely looking to keep cash in short and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. federal government. As part of this strategy, we may allocate a minority portion of our excess cash, calculated based on our estimated six-month operating expenses, toward BTC purchases.

Since 2003, we have been designing, developing, and providing solar energy solutions tailored to customers in the information technology and technology sectors. The Company believes this BTC initiative further solidifies its role in supporting the new digital economy and its expanding energy needs in an environmentally conscious manner. Accordingly, this strategic initiative aligns with the Company’s goal to enable BTC as a possible payment option for its customers and suppliers as part of its core mission to make solar power more accessible.

We believe it has unique characteristics as a scarce and finite asset that can serve as a reasonable inflation hedge and safe haven amid global instability. Bitcoin is often compared by some to gold, the latter of which has been viewed as a dependable store of value throughout history. As of January 3, 2025, the total market capitalization of gold was approximately $17.8 trillion compared to nearly $1.95 trillion for bitcoin. Bitcoin is a highly volatile asset that has traded below $38,000 per bitcoin and above $108,000 per bitcoin on Coinbase in the 12 months preceding the date of this annual report. While highly volatile, bitcoin’s price has also appreciated significantly since bitcoin’s inception in January 2009 (at zero per bitcoin). We believe that a substantial portion of bitcoin’s appreciation is attributable to the view that bitcoin is or will become a reliable store of value. Like gold, bitcoin is also viewed as a scarce asset; the ultimate supply of bitcoin is limited to 21 million coins and approximately 94.5% of its supply already exists.

We believe that bitcoin’s finite, digital and decentralized nature as well as its architectural resilience make it a highly attractive and potentially highly appreciable asset. We also believe that the growing global acceptance across sectors, public and private companies and other “institutionalization” of bitcoin, including in some governments integrating bitcoin into their financial strategies as a hedge against inflation, macro-economic instability, and geopolitical risks facing global economies, supports our view that bitcoin is a reliable store of value. We believe that bitcoin’s unique attributes discussed above not only differentiate it from fiat money, but also from other cryptocurrency assets, and for that reason, we have no plans to purchase cryptocurrency assets other than bitcoin.

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

As a result of the October Reverse Stock Split, at 12:01 a.m. Central Time on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio. The number of shares authorized for issuance was later increased to 25,000,000 as a result of the Reincorporation.

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

As of October 1, 2024, we performed a qualitative assessment to evaluate any circumstances and events impacting our reporting units to determine the likelihood of goodwill impairment. We concluded it was more likely than not that the fair value of our reporting units exceeded its carrying value. To corroborate this conclusion, we compared the carrying value of our reporting units to a valuation of our outstanding equity including consideration of a reasonable control premium.

During the fourth quarter of 2024, as a result of a material decline in our stock price and forecasted revenues and operating results, we performed an interim quantitative analysis as of December 31, 2024. Based on the results of this analysis, we concluded that the fair value of our HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment loss of $3.1 million in our consolidated statements of operations, reducing our HEC goodwill balance to $6.7 million and our consolidated goodwill balance to $17.4 million. There was no impairment indication within our SUNation reporting unit as there was adequate cushion of 80% between the fair value and carrying value of the reporting unit.

No goodwill impairment was recorded during the year ended December 31, 2023.

Convertible Preferred Stock and Warrants: In March 2022, the Company issued shares of Series A convertible preferred stock (the “Convertible Preferred Stock”) and PIPE Warrants to investors as part of a $32.0 million private investment in public equity (“PIPE”) transaction. The proceeds from the issuance of the Convertible Preferred Stock were allocated between the Convertible Preferred Stock and PIPE Warrants using a relative fair value method. The Company accounts for the Convertible Preferred Stock and PIPE Warrants based on an assessment of the specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The Convertible Preferred Stock was originally reported as part of permanent equity and the PIPE Warrants were originally determined to be equity-classified. As discussed in Notes 2 and 12, the Convertible Preferred Stock and PIPE Warrants were modified during the first quarter of 2024, which resulted in the Company not having sufficient authorized and unissued shares to settle the conversion and exercise to common stock and the reclassification of the Convertible Preferred Stock to mezzanine equity and the PIPE Warrants to a liability. During the third quarter of 2024, the Company received the appropriate shareholder approval on an increase in authorized shares and the Convertible Preferred Stock and PIPE Warrants were reclassified to equity.

Embedded Derivative Liability: The Company’s Decathlon Fixed Loan includes a mandatory prepayment feature upon a contingent event that is considered an embedded derivative that requires bifurcation under ASC 815. The Company’s Conduit and MBB loans include an acceleration of amounts outstanding under the loan agreements upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria that is considered an embedded derivative that requires bifurcation. Under ASC 815, the embedded derivative is bifurcated and recorded at fair value at inception and each subsequent reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability related to the Decathlon Fixed Loan had no fair value at issuance and at the end of December 31, 2023. As of December 31, 2024, the fair value of this embedded derivative was ascribed value. See further discussion in Note 9. The Conduit and MBB embedded derivatives were ascribed a fair value at issuance and were fair valued at December 31, 2024 with the change in fair value recorded within Other (expense) income within the condensed consolidated statements of operations and comprehensive income (loss).

Results of Operations

Consolidated Results

The following table summarizes our consolidated results for the years ended December 31, 2024 and 2023:

	2024		2023		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$56,861,753	100%	$79,632,709	100%	$(22,770,956)	-28.6%
Cost of sales	36,435,509	64%	51,936,519	65%	(15,501,010)	-29.8%
Gross profit	20,426,244	36%	27,696,190	35%	(7,269,946)	-26.2%
Operating expenses:
Selling, general and administrative expenses	27,054,166	48%	29,074,578	37%	(2,020,412)	-6.9%
Amortization expense	2,837,500	5%	4,738,477	6%	(1,900,977)	-40.1%
Fair value remeasurement of SUNation earnout consideration	(1,000,000)	-2%	1,350,000	2%	(2,350,000)	-174.1%
Goodwill impairment loss	3,101,981	5%	—	0%	3,101,981
Intangible asset impairment loss	750,000	1%	—	0%	750,000
Total operating expenses	32,743,647	58%	35,163,055	44%	(2,419,408)	-6.9%
Operating loss from continuing operations	(12,317,403)	-22%	(7,466,865)	-9%	(4,850,538)	65.0%
Other (expense) income:
Investment and other income	144,529	0%	191,584	0%	(47,055)	-24.6%
(Loss) gain on sale of assets	(822)	0%	437,116	1%	(437,938)	-100.2%
Fair value remeasurement of warrant liability	(974,823)	-2%	—	0%	(974,823)
Fair value remeasurement of embedded derivative liability	(65,617)	0%	—	0%	(65,617)
Fair value remeasurement of contingent value rights	522,257	1%	2,674,966	3%	(2,152,709)	-80.5%
Interest expense	(3,087,450)	-5%	(2,657,517)	-3%	(429,933)	16.2%
Loss on debt extinguishment	(35,657)	0%	—	0%	(35,657)
Other (expense) income, net	(3,497,583)	-6%	646,149	1%	(4,143,732)	-641.3%
Operating loss from continuing operations before income taxes	(15,814,986)	-28%	(6,820,716)	-9%	(8,994,270)	131.9%
Income tax expense	34,819	0%	119,176	0%	(84,357)	-70.8%
Net loss from continuing operations	(15,849,805)	-28%	(6,939,892)	-9%	(8,909,913)	128.4%
Net loss from discontinued operations, net of tax	—	0%	(1,192,275)	-1%	1,192,275	-100.0%
Net loss	$(15,849,805)	-28%	(8,132,167)	-10%	$(7,717,638)	94.9%

Consolidated sales decreased 29% to $56,861,753 in 2024 from $79,632,709 in 2023, with declines in all revenue streams. The overall decrease in consolidated sales is due to overall industry contraction in the residential solar market. On a consolidated basis, overall kilowatts installed on residential projects decreased 12% in 2024 from 2023 with a 18% decrease in price per watt due to lower battery kilowatts installed within HEC.

Consolidated gross profit decreased 26% to $20,426,244 in 2024 as compared to gross profit of $27,696,190 in 2023 due primarily to the decrease in revenue at both SUNation and HEC. Gross margin increased to 35.9% in 2024 compared to 34.8% in 2023.

Consolidated operating expenses decreased 6.9% to $32,743,647 in 2024 as compared to $35,163,055 in 2023. Consolidated selling, general and administrative expenses decreased 6.9% to $27,054,166 in 2024 from $29,074,578 in 2023, due primarily to a $1,830,189 decrease in selling, general and administrative costs associated with SUNation and HEC. Corporate general and administrative expenses decreased 2.6% or $190,223 to $7,257,844 due primarily to a $1,103,039 decrease in expenses associated with Legacy CSI assets and a $1,183,954 decrease in stock compensation expense, partially offset by $1,300,000 in expense on loss contingencies related to certain prior securities issuances and an increase in legal and professional fees on the corporate restructuring efforts during 2024. Amortization expense decreased by $1,900,977 to $2,837,500 in 2024 due to the completion of the amortization of certain intangible assets in late 2023. The fair value remeasurement related to the SUNation acquisition earnout consideration in 2024 was a gain of $1,000,000 compared to a loss of $1,350,000 in 2023. The Company also recorded a $3,101,981 goodwill impairment loss within the HEC segment and a $750,000 intangible asset impairment loss during 2024 related to technology related intangible assets within the HEC segment.

Consolidated other income decreased $5,031,926 to expense of $(4,385,777) in 2024 as compared to income of $646,149 in 2023. The decrease was related to a $429,933 increase in interest and accretion expense, a $974,823 fair value remeasurement loss on the embedded derivative liability, a $2,152,709 decrease in fair value remeasurement gain on the CVRs, a $974,823 fair value remeasurement loss on the warrant liability, and a $437,938 decrease in gain on sale of assets.

Consolidated operating loss from continuing operations before income taxes in 2024 was $15,814,986, compared to a consolidated operating loss from continuing operations before income taxes of $6,820,716 in 2023. Net loss from continuing operations attributable to shareholders in 2024 (after taking into effect $11,587,121 in deemed dividends) was $27,436,926, or ($50.58) per diluted share. Net loss from continuing operations in 2023 was $6,939,892, or ($521.89) per diluted share from continuing operations.

SUNation Operating Results

SUNation sales decreased 24% or $12,630,348, to $39,733,362 in 2024 as compared to $52,363,710 in 2023. Sales in 2024 and 2023 by type were as follows:

	Revenue by Type
	2024	2023
Residential contracts	$30,715,255	$39,326,408
Commercial contracts	6,700,469	9,903,437
Service revenue	2,317,638	3,133,865
	$39,733,362	$52,363,710

Residential contract sales decreased $8,611,153, or 22%, due to a 12% reduction in residential kilowatts installed and a decrease in average price per system installed as result of lower financing fees. Overall the acceleration of projects in the last quarter of 2023 led to approval bottlenecks at the outset of 2024 which was further hampered by some supply chain disruption from a change in suppliers. The residential market within the solar industry has seen an overall decline in installations due to higher interest rates in the first 9 months of 2024. Commercial contract sales decreased $3,202,968, or 32%, due timing of commercial projects where the prior year had some larger projects complete early in 2023 and there were delays in the current year in the start of commercial pipeline projects into the second half of 2024.

Gross profit decreased 22% to $15,093,668 in 2024 as compared to gross profit of $19,370,809 in 2023 due primarily to the decrease in revenue. Gross margin increased to 38.0% in 2024 compared to 37.0% in 2023 due primarily to an increase in residential gross margins on lower financing fees in 2024.

Selling, general and administrative expenses decreased 6% to $15,265,443 in 2024 (38% as a percentage of sales) as compared to $16,178,126 in 2023 (31% as a percentage of sales), due primarily to a decrease in personnel costs on lower headcount.

Amortization expense decreased 40% to $812,500 in 2024 as compared to $1,362,500 in 2023 due to certain intangible assets becoming fully amortized at the end of 2023.

HEC Operating Results

HEC sales decreased 37% or $10,140,608, to $17,128,391 in 2024 as compared to $27,268,999 in 2023. Sales in 2024 and 2023 by type were as follows:

	Revenue by Type
	2024	2023
Residential contracts	$15,984,618	$24,855,946
Commercial contracts	429,259	1,380,466
Service revenue	714,514	673,544
Software revenue	—	347,550
Other	—	11,493
	$17,128,391	$27,268,999

Residential contract sales decreased $8,871,328, or 36%, due to a 12% reduction in residential kilowatts installed and a decrease in average price per system installed as result of a 51% decrease in battery capacity installed. In the first half of 2024, the Battery Bonus program in Hawaii ended. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Commercial contract sales decreased $951,207, or 32%, due to timing of projects. HEC has limited commercial projects and the revenue from this revenue stream can fluctuate year over year. The decrease in software revenue is due to a licensing arrangement for the use of software in 2023.

Gross profit decreased 36% to $5,332,577 in 2024 as compared to gross profit of $8,325,381 in 2023 due primarily to the decrease in revenue. Gross margin increased slightly to 31.1% in 2024 compared to 30.5% in 2023.

Selling, general and administrative expenses decreased 17% to $4,530,879 in 2024 (26% as a percentage of sales) as compared to $5,448,385 in 2023 (20% as a percentage of sales), due primarily to a decrease in commissions expense and gross excise taxes on lower revenue.

Liquidity and Capital Resources

As of December 31, 2024, the Company had approximately $1,151,348 in cash, restricted cash and cash equivalents, and liquid investments, compared to $5,396,343 at December 31, 2023. Of this amount, $368,138 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash, and restricted cash equivalents on the balance sheet at December 31, 2024, $312,080 consist of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the SUNation Energy business.

The Company had working capital of $(16,051,658), consisting of current assets of approximately $11,110,385 and current liabilities of $27,162,043 at December 31, 2024 compared to working capital of $(6,594,834), consisting of current assets of $15,778,648 and current liabilities of $22,373,482 at the end of 2023.

Cash flow used in operating activities was approximately $6,302,686 in 2024 compared to $667,177 used in 2023. The negative cash flow from operations is primarily driven by the decrease in the Company’s operating profit and the increase in interest expense. Significant working capital changes in 2024 included a decrease in inventories of $853,518, an increase in other accrued liabilities of $1,402,564 due to the $1,300,000 accrual for loss contingencies, a decrease in accrued compensation and benefits for $563,333, and an increase in other assets of $577,872, primarily due to an increase in costs and estimated earnings in excess of billings on commercial projects in process at year end.

Cash used in investing activities was $26,667 in 2024 compared to $3,567,278 provided in 2023. Net cash provided in 2023 was the result of proceeds from the sale of investments and proceeds from the sale of the JDL and Ecessa assets included within discontinued operations, partially offset by capital expenditures.

Net cash provided by financing activities was $2,084,358 in 2024 compared to $2,760,236 used in 2023. Net cash provided by financing activities in 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering, $2,457,352 in proceeds from the issuance of common stock under the at-the-market offering and $1,604,000 in borrowings from Conduit Capital US Holdings LLC (“Conduit”) and MBB Energy, LLC (“MBB”), partially offset by $1,595,364 in payments against loans payable and $856,736 in CVR distributions. Net cash used in financing activities in 2023 was due to $3,036,676 in CVR distributions and $5,000,000 in payments against the SUNation Short-Term Note and $1,500,000 in payments against the Hercules Capital, Inc. (“Hercules”) term loan, as discussed further in Note 9, Commitments and Contingencies, partially offset by $7,500,000 in borrowings from Decathlon Specialty Finance, LLC (“Decathlon”).

In connection with the SUNation Acquisition, on November 9, 2022, the Company issued a $5,000,000 Short-Term Limited Recourse Secured Promissory Note (the “Short-Term Note”) and a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Short-Term Note was secured as described below and was scheduled to mature on August 9, 2023. It carried an annual interest rate of 4% until the three-month anniversary of issuance, 8% thereafter until the six-month anniversary of issuance, then 12% thereafter until the Short-Term Note is paid in full. The Short-Term Note was paid in full in conjunction with the Decathlon loan. The Long-Term Note is unsecured and initially matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the original Long-Term Note was amended and restated as follows: The principal amount of $5,486,000 previously due and payable under the original Long Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the “Maturity Date”), and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 17, Subsequent Events, the Company raised capital and satisfied certain outstanding debt obligations subsequent to year end, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. On February 27, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of an aggregate of $20.0 million in securities, with $15.0 million in gross proceeds in the first closing on February 27, 2025 and $5.0 million in gross proceeds in the second closing on April 7, 2025. While the Company was able to use the proceeds to pay off approximately $12.6 million in outstanding debt and contingent liability obligations, it was not sufficient to cover all of the Company’s current and future obligations. Additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition. To the extent that additional funds are raised through the sale of equity or securities convertible into or exercisable for equity securities, the issuance of securities will result in dilution to the Company’s shareholders.

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the period following the closing of the merger and ending initially on March 28, 2024, but was extended through December 31, 2024 by the First Amendment to the Contingent Value Rights Agreement entered into on March 27, 2024. This was extended again through December 31, 2025 by the Second Amendment to the Contingent Value Rights Agreement entered into on December 30, 2024. The CVR liability as of December 31, 2024 was estimated at $312,080 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents and payables related to the legacy CSI business. The proceeds from CSI’s pre-merger business working capital and related long term-assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of SUNation Energy, Inc. and its subsidiary companies is responsible for the integrity and objectivity of the financial statements and other financial information contained in the annual report. The financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s informed judgments and estimates.

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

/s/ Scott Maskin	/s/ James Brennan
Scott Maskin	James Brennan
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SUNation Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SUNation Energy, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate substantial doubt around the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter - Goodwill Impairment

At December 31, 2024, the consolidated carrying value of the Company’s goodwill was $20,545,850, of which $9,829,212 and $10,716,638 were allocated to the HEC and SUNation reporting units, respectively. As disclosed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level, annually on October 1 or more frequently if events or circumstances indicate that an impairment may have occurred. Management determined that a quantitative goodwill impairment analysis was required as of December 31, 2024. The impairment test was performed by calculating the fair value of the Company’s reporting units, using a combination of an income approach and market approach, and comparing the fair value to the carrying value to determine if there was an impairment loss which would be equal to the carrying value exceeding the fair value. Management engaged a third-party valuation specialist to assist with the analysis. As disclosed in Note 8 to the consolidated financial statements, the Company determined that HEC’s goodwill was impaired and recorded an impairment loss of $3,101,981 as of December 31, 2024.

Auditing management’s goodwill impairment test was complex and judgmental, due to the significant estimation required to determine the present value of each reporting unit’s future discounted cash flows. The discounted cash flows were sensitive to the projected revenue growth rates, EBITDA margins, terminal growth rates and the discount rate applied. These significant assumptions are affected by expectations about future market and economic conditions. There was also management judgment in selecting the comparable publicly traded companies used by the Company to determine the revenue multiples under the market approach.

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

•Involved our valuation specialists to 1) assess management’s fair value methodology, compare the terminal growth rates to external industry and economic data, and determine an independent estimate of the discount rates and 2) evaluated the comparable public companies utilized by management under the market approach.

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

Critical Audit Matter – Convertible Preferred Stock and Warrants

In 2022, the Company issued shares of Series A convertible preferred stock and warrants to investors. The Company accounted for the convertible preferred stock and warrants in permanent equity. The convertible preferred stock and the warrants were modified during the first quarter of 2024, which resulted in the Company not having sufficient authorized and unissued shares to settle the conversion and exercise to common stock. As a result, the Company reclassified the convertible preferred stock to mezzanine equity and the warrants to a liability.

During the third quarter of 2024, the Company received shareholder approval on an increase in authorized shares, resulting in the convertible preferred stock and warrants being reclassified to permanent equity. Additionally, the Series A convertible preferred stock and warrants were further modified prior to being exchanged for Series C convertible preferred stock in September 2024. No preferred stock or warrants remained outstanding as of December 31, 2024.

As disclosed in Notes 2 and 12 to the consolidated financial statements, these transactions resulted in the following impact on the consolidated financial statements:

•Change in fair value of the warrant liability resulting in a loss of $974,823.

•Deemed dividends on modifications of Series A convertible preferred stock and warrants of ($11,447,251) and ($4,215,551), respectively, that reduced APIC and income available to common shareholders in calculating earnings per share (EPS).

•Deemed contribution on exchange of Series A preferred stock and warrants for Series C convertible preferred stock of $4,075,681 that increased APIC and income available to common shareholders in calculating EPS.

The accounting for convertible preferred stock and warrants required analysis under applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. Furthermore, the amounts recognized for the change in fair value of the warrant liability, deemed dividends, and deemed contribution were based on management’s estimates of fair value for these financial instruments. Management engaged a third-party specialist to assist with the accounting and fair value analysis.

Auditing management’s conclusions related to these transactions required the interpretation of complex accounting literature in the areas of financial instruments and modifications of equity instruments. In addition, auditing management’s fair value estimates was complex and judgmental because the measurements involved subjective models and unobservable inputs. There was also management judgment in selecting the comparable publicly traded companies used by the Company to determine the volatility input.

How the Critical Audit Matter Was Addressed in Our Audit

Our audit procedures to evaluate the reasonableness of management’s accounting for the modifications of the Series A convertible preferred stock and warrants, and the exchange of the Series A convertible preferred stock and warrants for Series C convertible preferred stock included the following:

•Involved financial instrument accounting subject matter specialists to assess the Company's conclusions on equity vs liability classification of the convertible preferred stock and warrants and the EPS treatment of the modification and exchange transactions.

•Evaluated management’s accounting memorandums and read the underlying contracts and board resolutions for consistency with the conclusions reached.

•Involved our valuation specialists to 1) assess management’s fair value methodologies and 2) develop independent estimates of the fair values of the convertible preferred stock and warrants at each modification date and the exchange date.

•Assessed the appropriateness of the disclosures in the financial statements.

Critical Audit Matter - Embedded Derivative Liability

The Company’s Decathlon Fixed Loan includes a mandatory prepayment feature upon a contingent event that is considered an embedded derivative requiring separate accounting under ASC 815. Under ASC 815, the embedded derivative is bifurcated and recorded at fair value at inception with subsequent changes in fair value recorded in earnings. Based on management’s estimates of the likelihood of certain events occurring, the Company recognized an embedded derivative liability as of December 31, 2024. As disclosed in Note 9 to the consolidated financial statements, the amortized cost of the Decathlon Fixed Loan was $6,586,325 and the fair value of the embedded derivative was $24,800 as of December 31, 2024. Management engaged a third-party valuation specialist to assist with the accounting and fair value analysis.

Auditing management’s conclusions required the interpretation of complex accounting literature related to financial instruments, more specifically embedded derivatives in debt instruments. In addition, auditing management’s fair value estimates was complex and judgmental because the measurements involved unobservable inputs. There was management judgment in determining the probability of various payoff alternatives occurring as well as the estimated payoff date under each alternative.

How the Critical Audit Matter Was Addressed in Our Audit

Our audit procedures to evaluate the reasonableness of management’s accounting and fair value estimates for the Decathlon Fixed Loan included the following:

•Involved financial instrument accounting subject matter specialists to assess the Company's embedded derivative accounting conclusions.

•Evaluated management’s accounting memorandum and read the underlying contract for consistency with the conclusions reached.

•Involved our valuation specialists to 1) assess management’s fair value methodology and 2) develop an independent estimate of the fair value of the embedded derivative liability.

•Assessed the reasonableness of management’s payoff assumptions, more specifically the probabilities of various payoff alternatives occurring and the estimated payoff dates of each alternative. We 1) made inquiries of management and the board, 2) inspected board meeting minutes, 3) compared forecasts used to support the assumptions with forecasts used by management in other accounting estimates as of December 31, 2024, and 4) evaluated events occurring subsequent to December 31, 2024.

•Assessed the appropriateness of the disclosures in the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

Melville, New York

April 15, 2025

Click or tap here to enter text.

SUNATION ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31	December 31
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$839,268	$3,575,283
Restricted cash and cash equivalents	312,080	1,821,060
Trade accounts receivable, less allowance for
credit losses of $240,817 and $94,085, respectively	4,881,094	5,010,818
Inventories, net	2,707,643	3,578,668
Related party receivables	23,471	46,448
Prepaid expenses	1,587,464	1,313,082
Costs and estimated earnings in excess of billings	560,648	57,241
Other current assets	198,717	376,048
TOTAL CURRENT ASSETS	11,110,385	15,778,648

PROPERTY, PLANT AND EQUIPMENT, net	1,238,898	1,511,878
OTHER ASSETS:
Goodwill	17,443,869	20,545,850
Right of use assets	3,686,747	4,516,102
Intangible assets, net	12,220,833	15,808,333
Other assets	12,000	12,000
TOTAL OTHER ASSETS	33,363,449	40,882,285
TOTAL ASSETS	$45,712,732	$58,172,811
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,032,769	$7,677,261
Accrued compensation and benefits	796,815	1,360,148
Operating lease liabilities	321,860	394,042
Accrued warranty	350,013	268,004
Other current liabilities	1,055,995	867,727
Accrued loss contingencies	1,300,000	—
Income taxes payable	5,071	5,373
Refundable customer deposits	1,870,173	2,112,363
Billings in excess of costs and estimated earnings	444,310	440,089
Contingent value rights	312,080	1,691,072
Earnout consideration	2,500,000	2,500,000
Current portion of loans payable	3,139,113	1,654,881
Current portion of loans payable - related party	6,951,563	3,402,522
Embedded derivative liability	82,281	—
TOTAL CURRENT LIABILITIES	27,162,043	22,373,482
LONG TERM LIABILITIES:
Loans payable and related interest	6,531,650	8,030,562
Loans payable and related interest - related party	—	2,097,194
Deferred income taxes	—	41,579
Operating lease liabilities	3,471,623	4,193,205
Earnout consideration	—	1,000,000
TOTAL LONG-TERM LIABILITIES	10,003,273	15,362,540
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no and 28,000 shares issued and outstanding, respectively	—	28,000

Series B preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series C preferred stock, par value $1.00 per share; 35,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 25,000,000 shares authorized;
1,868,638 and 13,663 shares issued and outstanding, respectively(1)	93,432	683
Additional paid-in capital(1)	51,353,030	47,489,517
Accumulated deficit	(42,899,046)	(27,081,411)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,547,416	20,436,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,712,732	$58,172,811

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

`

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2024	2023

Sales	$56,861,753	$79,632,709
Cost of sales	36,435,509	51,936,519
Gross profit	20,426,244	27,696,190
Operating expenses:
Selling, general and administrative expenses	27,054,166	29,074,578
Amortization expense	2,837,500	4,738,477
Fair value remeasurement of SUNation earnout consideration	(1,000,000)	1,350,000
Goodwill impairment loss	3,101,981	—
Intangible asset impairment loss	750,000	—
Total operating expenses	32,743,647	35,163,055
Operating loss from continuing operations	(12,317,403)	(7,466,865)
Other (expense) income:
Investment and other income	144,529	191,584
(Loss) gain on sale of assets	(822)	437,116
Fair value remeasurement of warrant liability	(974,823)	—
Fair value remeasurement of embedded derivative liability	(65,617)	—
Fair value remeasurement of contingent value rights	522,257	2,674,966
Interest expense	(3,087,450)	(2,657,517)
Loss on debt extinguishment	(35,657)	—
Other (expense) income, net	(3,497,583)	646,149
Operating loss from continuing operations before income taxes	(15,814,986)	(6,820,716)
Income tax expense	34,819	119,176
Net loss from continuing operations	(15,849,805)	(6,939,892)
Net loss from discontinued operations, net of tax	—	(1,192,275)
Net loss	(15,849,805)	(8,132,167)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities	—	10,422
Total other comprehensive income (loss)	—	10,422
Comprehensive loss	$(15,849,805)	$(8,121,745)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	(4,215,551)	—
Less: Deemed dividend on modification of PIPE Warrants	(11,447,251)	—
Less: Deemed contribution on exchange of equity instruments	4,075,681	—
Net loss attributable to common shareholders	$(27,436,926)	$(8,132,167)

Basic net loss per share(1):
Continuing operations	$(50.58)	$(521.89)
Discontinued operations	—	(89.66)
	$(50.58)	$(611.55)
Diluted net loss per share(1):
Continuing operations	$(50.58)	$(521.89)
Discontinued operations	—	(89.66)
	$(50.58)	$(611.55)

Weighted Average Basic Shares Outstanding(1)	542,454	13,298
Weighted Average Dilutive Shares Outstanding(1)	542,454	13,298

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

													Accumulated
	Redeemable Convertible		Series A Convertible		Series B		Series C				Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Income (Loss)	Total
BALANCE AT DECEMBER 31, 2022	—	$—	28,000	$28,000	—	$—	—	$—	13,221	$661	$46,293,187	$(19,089,134)	$(10,422)	$27,222,292

Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,132,167)	—	(8,132,167)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	113	6	125,392	—	—	125,398
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	380	19	(19)	—	—	—
Gain on extinguishment of related party debt	—	—	—	—	—	—	—	—	—	—	36,291	—	—	36,291
Share based compensation	—	—	—	—	—	—	—	—	—	—	1,212,956	—	—	1,212,956
Other share retirements	—	—	—	—	—	—	—	—	(51)	(3)	(178,290)	139,890	—	(38,403)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	10,422	10,422
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	—	$—	13,663	$683	$47,489,517	$(27,081,411)	$—	20,436,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,849,805)	—	(15,849,805)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	153	8	9,764	—	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	391	20	(20)	—	—	—

Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	3,604			180	918,808	—	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—			—	14	—	—	15
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—			—	—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	16,545			827	323,963			324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—			—	(30,940,875)	—	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—			—	(751,125)	—	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—			—	(10,592,220)	—	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	—	—	126,098			6,305	15,270,750	—	—	15,277,055
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	14,195			710	780	—	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—	—	—	16,428,430	—	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—	—	—	11,242,257	—	—	11,242,257

Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—	—	(15,016)	—	—	—
Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	(156,524)	—	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(28,041)	(28,041)	1,246,262	62,313	(34,272)	—	—	—
Issuance of Common Stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	—	—	448,216	22,410	2,171,063			2,193,473
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	(387)	(19)	(3,003)	—	—	(3,022)
Share based compensation	—	—	—	—	—	—	—	—	—	—	29,002	—	—	29,002
Other share retirements	—	—	—	—	—	—	—	—	(102)	(5)	(38,263)	32,170	—	(6,098)
BALANCE AT DECEMBER 31, 2024	—	$—	—	$—	—	$—	—	$—	1,868,638	$93,432	$51,353,030	$(42,899,046)	$—	$8,547,416

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,849,805)	$(8,132,167)
Net loss from discontinued operations, net of tax	—	(1,192,275)
Net loss from continuing operations	(15,849,805)	(6,939,892)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation and amortization	3,153,832	5,136,420
Share based compensation	29,002	1,212,956
Deferred taxes	(41,579)	41,579
Goodwill impairment loss	3,101,981	—
Intangible asset impairment loss	750,000	—
Credit loss provision	146,732	—
Fair value remeasurement of earnout consideration	(1,000,000)	1,350,000
Fair value remeasurement of warrant liability	974,823	—
Fair value remeasurement of embedded derivative liability	65,617	—
Fair value remeasurement of contingent value rights	(522,257)	(2,674,966)
Loss on extinguishment of debt	35,657	—
Gain on sale of assets	822	(437,116)
Loss on lease termination	215,415	—
Interest and accretion expense	3,087,449	2,657,517
Changes in assets and liabilities:
Trade and related party accounts receivables	5,969	623,975
Inventories, net	853,518	2,475,825
Prepaid income taxes	(302)	3,723
Other assets	(635,892)	3,333,146
Accounts payable	355,508	83,081
Accrued compensation and benefits	(563,333)	500,373
Customer deposits	(242,190)	(2,172,766)
Other accrued liabilities	1,430,109	(4,494,247)
Accrued interest	(1,653,762)	(1,085,174)
Net cash used in operating activities - continuing operations	(6,302,686)	(385,566)
Net cash used in operating activities - discontinued operations	—	(281,611)
Net cash used in operating activities	(6,302,686)	(667,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,785)	(655,691)
Proceeds from the sale of fixed assets	6,118	450
Proceeds from the sale of investments	—	2,869,584
Proceeds from earnout consideration payments	—	250,000
Net cash provided by (used in) investing activities - continuing operations	(26,667)	2,464,343
Net cash provided by investing activities - discontinued operations	—	1,102,935
Net cash (used in) provided by investing activities	(26,667)	3,567,278
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,604,000	7,814,844
Payments against loans payable	(1,595,364)	(7,277,334)
Payments related to debt issuance costs	(24,150)	(348,065)
Payments related to equity issuance costs	(501,414)	—
Proceeds from the issuance of common stock under registered direct offering	1,000,000	—
Proceeds from the issuance of common stock under at-the-market offering	2,457,352	—
Proceeds from the issuance of Series B preferred stock	15	—
Payments for contingent value rights distributions	(856,736)	(3,036,676)

Proceeds from issuance of common stock, net of shares withheld	9,775	125,398
Cash in lieu payment on fractional shares under reverse stock split	(3,022)	—
Purchase of common stock	(6,098)	(38,403)
Net cash provided by (used in) financing activities	2,084,358	(2,760,236)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,244,995)	139,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	5,396,343	5,256,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$1,151,348	$5,396,343
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$76,700	$58,858
Interest paid	1,604,100	1,119,480
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Capital contribution on related party debt extinguishment	—	36,291
Loss on extinguishment of debt	(35,657)	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	11,587,121	—
Conversion of redeemable convertible preferred stock to common stock	15,277,055	—
Operating right of use assets obtained in exchange for lease obligations	—	753,972
The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

NOTE 1 – NATURE OF OPERATIONS

Description of Business

SUNation Energy, Inc. (formerly Communications Systems, Inc., Pineapple Holdings, Inc., and Pineapple Energy Inc.) (“SUNE”, “SUNation Energy”, “we” or the “Company”), was originally organized as a Minnesota corporation in 1969. On March 28, 2022, the Company completed its previously announced merger transaction with Pineapple Energy LLC (“Pineapple Energy”) in accordance with the terms of that certain Agreement and Plan of Merger dated March 1, 2021, as amended by an Amendment No. 1 to Merger Agreement dated December 16, 2021 (collectively the “merger agreement”), by and among the Company, Helios Merger Co., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), Pineapple Energy LLC, a Delaware limited liability company, Lake Street Solar LLC as the Members’ Representative, and Randall D. Sampson as the Shareholders’ Representative, pursuant to which Merger Sub merged with and into Pineapple Energy, with Pineapple Energy surviving the merger as a wholly-owned subsidiary of the Company (the “merger”). Following the closing of the merger (the “Closing”) the Company changed its name from Communications Systems, Inc. to Pineapple Holdings, Inc. and commenced doing business using the Pineapple name, and subsequently, on April 13, 2022, changed its name to Pineapple Energy Inc.

On November 14, 2024, the Company filed articles of conversion with the Secretary of State of the State of Minnesota and filed a certificate of conversion with the Secretary of State of the State of Delaware changing its jurisdiction of incorporation from Minnesota to Delaware (the “Reincorporation”), as well as having filed a Certificate of Incorporation with the Secretary of State of the State of Delaware on this same date. In addition to the Reincorporation, the Company effectuated a change to its name from Pineapple Energy Inc. to SUNation Energy, Inc. (the “Name Change”) and a change to its stock trading symbol from PEGY to SUNE, which Name Change and stock symbol change was effective November 19, 2024.

SUNation Energy’s vision is to power the energy transition through grass-roots growth of solar electricity paired with battery storage. The Company is a domestic operator and consolidator of residential solar, battery storage, and grid services solutions. Our strategy is focused on acquiring, integrating, and growing leading local and regional solar, storage, and energy services companies nationwide.

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

On June 30, 2023, the Company divested its legacy operations and operating assets through the sale of substantially all of the assets of its JDL Technologies, Inc. (“JDL”) and Ecessa Corporation (“Ecessa”) businesses. See Note 5, Discontinued Operations. As a result, unless otherwise noted, all information in this report on Form 10-K related to the JDL and Ecessa businesses are discussed and presented as discontinued operations and the Company reports its remaining business operations as continuing operations.

Reverse Stock Splits

June 2024 Reverse Stock Split

On January 3, 2024, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range.

On May 28, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “June Reverse Stock Split”) and approved an amendment to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the June Reverse Stock Split.

Effective June 12, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the June Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on June 12, 2024 (the "June Effective Date").

As a result of the June Reverse Stock Split, on the June Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the June Reverse Stock Split, and any fractional shares that would have resulted from the June Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the June Reverse Stock Split ratio.

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

On October 1, 2024, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-50 ratio (the “October Reverse Stock Split”) and approved an amendment to the Fourth Amended and Restated Articles of Incorporation of the Company to effect the October Reverse Stock Split.

Effective October 17, 2024, the Company amended its Fourth Amended and Restated Articles of Incorporation to implement the October Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on October 17, 2024 (the "October Effective Date").

As a result of the October Reverse Stock Split, on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio. The number of shares authorized for issuance was later increased to 25,000,000 as a result of the Reincorporation.

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

The effects of the Reverse Stock Splits have been reflected the consolidated financial statements for all periods presented.

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

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Year Ended December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	10,035,970	(10,022,672)	13,298
Loss per share from continuing operations - basic and diluted	$(0.69)	$(521.20)	$(521.89)
Loss per share from discontinued operations - basic and diluted	$(0.12)	$(89.54)	$(89.66)

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

Restricted Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The $312,080 of restricted cash and cash equivalents on the balance sheet as of December 31, 2024 are funds that can only be used to support the legacy CSI business, will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the SUNation Energy business.

Accounts Receivable, Net

Accounts receivable are recorded at their net realizable value and are not collateralized. Accounts receivable include amounts earned less payments received and allowances for credit losses. Management continually monitors and adjusts its allowances associated with the Company’s receivables to address any credit risks associated with the accounts receivable and periodically writes off receivables when collection is not considered probable. The Company does not charge interest on past due accounts. When uncertainty exists as to the collection of receivables, the Company records an allowance for credit losses and a corresponding charge to credit loss expense. The prior year provision for credit losses and write-off for uncollectible amounts included approximately $949,000 in receivables related to JDL that were not included in the sale of assets and were deemed uncollectible during the fourth quarter of 2023. The provision for credit losses is recorded within selling, general and administrative expenses. The following table presents the changes in the allowance for credit losses for the years ended December 31, 2024 and 2023:

	Year Ended December 31
	2024	2023
Beginning balance	$94,085	$108,636
Provision for credit losses	153,088	1,069,196
Write off of uncollectible amounts	(6,356)	(1,083,747)
Recoveries	—	—
Ending balance	$240,817	$94,085

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $226,439 and $126,990 at December 31, 2024 and 2023, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses for continuing operations was $316,332 and $397,943 for 2024 and 2023, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Definite lived intangible assets, consisting primarily of trade names, technology, and backlog are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is not amortized but is tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company recognized an impairment loss of $3,101,981 related to the goodwill of its HEC segment during the year ended December 31, 2024. See Note 8, Goodwill and Intangible Assets for further information.

Recoverability of Long-Lived Assets and Intangible Assets

The Company reviews its long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value, determined as the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recognized a loss of $750,000 related to the technology intangible asset within the HEC segment during the year ended December 31, 2024. See Note 8, Goodwill and Intangible Assets for further information.

Mezzanine Equity

The Company has issued various financial instruments, including preferred stock.  Instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. See Note 12, Equity, for further discussion regarding the reclassification of the Company’s Convertible Preferred Stock from permanent equity to mezzanine equity during the first quarter of 2024 and the reclassification from mezzanine equity to permanent equity in the third quarter of 2024.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. See Note 12, Equity, for further discussion regarding the reclassification of the Company’s PIPE Warrants from equity to liabilities during the first quarter of 2024 and the reclassification from liabilities to equity in the third quarter of 2024.

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

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Employer contributions to the plan in 2024 and 2023 were $303,878 and $140,652, respectively. Additionally, as part of the November 9, 2022 SUNation Acquisition, the Company also acquired the SUNation Solar Systems, Inc. 401(k) Plan. Employer contributions into this plan were $176,334 during 2023 until the plan was merged with the Employee Savings Plan on December 1, 2023.

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

Advertising

Advertising costs are expensed as they are incurred. Advertising expense was $746,805 and $946,379 for the years ended December 31, 2024 and 2023, respectively.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker (“CODM”) is a committee comprised of our chief executive officer, chief operating officer and chief financial officer. Based on the financial information presented to and reviewed by our CODM in deciding how to allocate resources and in assessing performance, we have determined we have two operating and reportable segments. See Note 14, Segment Information, for further discussion.

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times amounts on deposit exceed FDIC insurance limits. The Company has limited credit risk in accounts receivable as most contracts are paid through outside customer financing. The Company is not dependent on any single customer and the loss of any customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers for its solar panels and other system components. During the years ended

December 31, 2024 and 2023, the top five suppliers collectively accounted for approximately 41% and 53% of the Company’s total accounts payables, respectively.

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,587,121 in deemed dividends during the year ended December 31, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the year ended December 31, 2024. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both December 31, 2024 and 2023. Warrants totaling 0 and 6,902 and restricted stock units totaling 297 and 1,047 would have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2024 and 2023, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual report periods. Early adoption is permitted for all entities that have adopted the amendments in ASU Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. This ASU is effective for fiscal periods beginning after December 15, 2023, with early adoption permitted. The Company adopted this ASU effective December 31, 2024. See further discussion within Note 14, Segment Information.

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type for the years ended December 31, 2024 and 2023:

	Revenue by Type
	SUNation		HEC
	2024	2023	2024	2023
Residential contracts	$30,715,255	$39,326,408	$15,984,618	$24,855,946
Commercial contracts	6,700,469	9,903,437	429,259	1,380,466
Service revenue	2,317,638	3,133,865	714,514	673,544
Software revenue	—	—	—	347,550
Other	—	—	—	11,493
	$39,733,362	$52,363,710	$17,128,391	$27,268,999

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations for the years ended December 31, 2024 and 2023:

	SUNation		HEC
	2024	2023	2024	2023
Performance obligations satisfied at a point in time	$33,032,893	$42,460,273	$16,699,132	$25,888,533
Performance obligations satisfied over time	6,700,469	9,903,437	429,259	1,380,466
	$39,733,362	$52,363,710	$17,128,391	$27,268,999

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $560,648 and $57,241 at December 31, 2024 and 2023, respectively. Contract liabilities were $2,314,483 and $2,552,452 at December 31, 2024 and 2023, respectively. Due to the shorter-term nature of our contracts, the balances within contract assets and liabilities as of December 31, 2023 has been recognized within cash and revenue, respectively, during the year ended December 31, 2024.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31
	2024	2023

Billings to date	$3,055,354	$2,131,579

Costs incurred on uncompleted contracts	1,120,213	1,208,444
Estimated earnings	1,490,831	483,046
Cost plus estimated earnings	2,611,044	1,691,490

Billings in excess of costs plus estimated earnings on uncompleted contracts	$444,310	$440,089

Costs and estimated earnings in excess of billings as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31
	2024	2023

Costs incurred on uncompleted contracts	$1,233,151	$119,782
Estimated earnings	1,219,234	396,174
	2,452,385	515,956
Billings to date	1,891,737	458,715
Costs and estimated earnings in excess of billings on uncompleted contracts	$560,648	$57,241

NOTE 5 – LEASES

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

Effective September 30, 2024, the Company entered into a lease termination agreement with our Minnesota office landlord, pursuant to which the Company will pay a termination fee totaling $189,000 to be paid at $13,500 per month for a period of fourteen (14) months from entry into this lease termination, as well as the Company waiving its right to its original security deposit provided at entry into the original lease in the amount of $35,434. The lease termination resulted is a decrease to the Company’s operating lease right of uses assets totaling $415,674 and operating lease liabilities totaling $424,694, which along with the termination fee and write off the security deposit resulted in a loss on the termination of the lease totaling $215,415 recorded in operating expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The $148,500 remaining liability for the termination fee is recorded within other accrued liabilities in the consolidated balance sheets at December 31, 2024.

These remaining leases have remaining lease terms of 2 to 11 years. One lease includes a 3% rent adjustment on each anniversary of the lease, another includes a fixed annual rent adjustment of $6,840, and the other a 4% annual rent adjustment. As of December 31, 2024, total ROU assets and operating lease liabilities were $3,686,747 and $3,793,483, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2024 and 2023, the Company recognized $696,141 and $718,441 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2024	2023
Cash paid for operating leases	$651,531	$662,561
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$753,972

	As of December 31
	2024	2023
Weighted-average remaining lease term	9.4 years	9.6 years
Weighted-average discount rate	6.8%	7.0%

Maturities of lease liabilities as of December 31, 2024 were as follows:

2025	$556,623
2026	526,557
2027	515,801
2028	525,127
2029	534,527
Thereafter	2,516,013
Total lease payments	5,174,648
Less imputed interest	(1,381,165)
Total operating lease liabilities	$3,793,483

NOTE 6 – DISCONTINUED OPERATIONS

On June 30, 2023, the Company sold substantially all of the assets of its legacy non-core subsidiaries, JDL and Ecessa, to TheIPGuys.net LLC doing business as OneNet Global for total net proceeds of $1,231,616. The Company received net initial proceeds of $1,106,616, consisting of $1,175,000 in initial consideration less $68,384 in adjustments. An additional $125,000 in consideration previously held in escrow was paid in 2024. The Company recorded a loss on sale of $1,190,002 during the second quarter of 2023. The presentation of discontinued operations with respect to this transaction has been retrospectively applied to all prior periods presented.

The financial results of the discontinued operations are as follows:

	Year Ended December 31
	2024	2023
Sales	$—	$3,414,810
Cost of sales	—	2,444,014
Selling, general and administrative expenses	—	916,911
Amortization expense	—	—
Transaction costs	—	14,426
Goodwill impairment loss	—	—
Restructuring expenses	—	56,717
Loss on sale of assets	—	1,190,002
Operating loss before income taxes	—	(1,207,260)
Income tax (benefit) expense	—	(14,985)
Net loss from discontinued operations	$—	$(1,192,275)

During the year ended December 31, 2023, the Company recorded $56,717 in restructuring expenses, which consisted of severance and related benefits costs. The Company paid $56,717 in restructuring charges in 2023 and had no restructuring accruals recorded at December 31, 2023.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2024	2023
Leasehold improvements	3-12 years	741,650	751,025
Machinery and equipment	3-15 years	1,229,921	1,182,664
Furniture and fixtures	3-10 years	66,289	93,013
		2,037,860	2,026,702
Less accumulated depreciation		(798,962)	(514,824)
		$1,238,898	$1,511,878

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. As of October 1, 2024, we conducted our annual goodwill impairment test and concluded that the fair value of our reporting units exceeded its carrying value. However, during the fourth quarter of fiscal 2024, we performed an interim quantitative assessment as of December 31, 2024 related to the recoverability of our goodwill for our two reporting units as a result of a material decline in our stock price and forecasted revenues and operating results.

The Company estimated the fair value of the reporting units using an equally weighted combination of an income approach and market approach. Under the income approach, the Company discounted the estimated future cash flows of each reporting unit using a rate of return commensurate with the reporting unit’s risk.  Under the market approach, the Company utilized the Guideline Public Company Method based on market revenue multiples of comparable publicly traded companies. The Company concluded that the fair value of the HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment loss of $3,101,981 in its consolidated statement of operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 by reporting unit are as follows:

	HEC	SUNation	Total
December 31, 2023	$9,829,212	$10,716,638	$20,545,850

Goodwill impairment loss	(3,101,981)	—	(3,101,981)

December 31, 2024	$6,727,231	$10,716,638	$17,443,869

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	(3,101,981)	—	(3,101,981)
Balance at December 31, 2024	$6,727,231	$10,716,638	$17,443,869

During the year ended December 31, 2024, the Company performed an impairment test for the asset group associated with the developed technology intangible asset. The test included comparing the sum of the estimated undiscounted future cash flow attributable to this asset and its carrying amounts, and recognizing an impairment for the amount to which the carrying amount exceeds the fair value of the asset. The Company recognized an impairment charge of $750,000 on its developed technology intangible asset as the Company determined in the fourth quarter of 2024 as this asset is no longer relevant for the Company’s continued and future operations.

The Company’s policy is to remove intangible assets once they are fully amortized. The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(5,679,167)	$—	$12,220,833
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,329,167)	$(750,000)	$12,220,833

		December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
Tradenames & trademarks	3-8 years	$22,187,882	$(7,729,549)	$—	$14,458,333
Developed technology	4 years	2,400,000	(1,050,000)	—	1,350,000
Backlog	1 year	600,000	(600,000)	—	—
		$25,187,882	$(9,379,549)	$—	$15,808,333

Amortization expense on these identifiable intangible assets was $2,837,500 and $4,738,477 in 2024 and 2023, respectively. The weighted average remaining useful life at December 31, 2024 was 5.5 years. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2025	$2,237,500
2026	2,237,500
2027	2,237,500
2028	2,237,500
2029	2,237,500
Thereafter	1,033,333
Total	$12,220,833

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Loan Payable

Pineapple Energy LLC has a loan in an original amount of $7,500,000 payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrues interest at 10%, payable-in-kind (“PIK”) and was initially due and payable on December 10, 2023. There are no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

On September 20, 2024, the Term Loan Agreement was further amended (the “Fourth Amendment”), whereby Hercules waived the October 2024 amortization payment. The Company made payment of monthly interest on October 1, 2024 and resumed making monthly payment of principal on November 1, 2024 pursuant to the loan agreement. The Fourth Amendment represented a modification as both the original loan agreement and the amendment are not substantially different.

On March 3, 2025, the Company repaid the remaining balance of this loan in full. See further discussion within Note 17, Subsequent Events.

At December 31, 2024 and 2023, the combined loan and accrued interest balance was $680,513 and $497,052, respectively. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows.

Interest and accretion expense was $721,061 and $853,809 for the years ended December 31, 2024 and 2023 respectively. The loan is collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The $5,486,000 Long-Term Note is unsecured and matures on November 9, 2025. It carries an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note is paid in full. Interest is due annually on each December 31st. The Company was unable to make the second and third interest payments totaling $250,703 and $460,194 due on December 31, 2023 and 2024, respectively. The Company was required to make a principal payment of $2,740,000 on November 9, 2024. The Company is not permitted to make any payments under the Long-Term Note unless Decathlon (defined below) has provided prior written consent to such payment pursuant to the Loan Agreement. Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note has subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and has agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note is subject to Decathlon’s prior written consent. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

On March 13, 2025, the Company paid the aforementioned unpaid interest totaling $710,897. See further discussion within Note 14, Subsequent Events.

The balance of the Long-Term Note recorded at December 31, 2024 and 2023 was $6,076,978 and $5,499,716, respectively. Interest and accretion expense related to the notes totaled $577,262 and $779,489 for the years ended December 31, 2024 and 2023, respectively.

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

At issuance of the Loan Agreement, the Company concluded that the potential acceleration of amounts outstanding under the Loan Agreement upon an event of default included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. However, based on management’s estimates of the likelihood of certain events, the embedded derivative liability had no fair value at issuance and at the end of December 31, 2023. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $24,800 and was recorded within current liabilities. For the year ended December 31, 2024, the Company recorded a loss of $24,800 from the change in fair value of the derivative liability, which is included in Other (expense) income, net in the consolidated statements of operations and comprehensive loss.

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

On March 3, 2025, the Company repaid the remaining balance of this loan in full. See further discussion within Note 17, Subsequent Events.

The Company incurred an aggregate of $348,065 in debt issuance costs that are recorded as a discount and are amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At December 31, 2024 and 2023, the combined loan and accrued interest balance was $6,586,325 and $7,408,925, respectively, and the unamortized debt issuance costs balance was $173,193 and $280,856, respectively. The Company recorded interest expense of $1,505,063 and $936,135 for the years ended December 31, 2024 and 2023, respectively.

Conduit Capital Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from Conduit Capital U.S. Holdings LLC (“Conduit”), an unaffiliated lender (the “Original Conduit Note”). On such date, Conduit loaned the principal sum of $500,000 to the Company on an original issue (“OID”) basis of 20% and accordingly, Conduit advanced $400,000 to the Company (the “Initial Conduit Loan”). The loans due to Conduit will accrue interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the Conduit Maturity Date (as defined below) satisfies the interest accrual on the loans from initial issuance to the Conduit Maturity Date. The Initial Conduit Loan provided the Company with an option to request from Conduit additional advances for working capital on identical terms, conditions and interest rate as the Initial Conduit Loan on an OID basis, up to an aggregate principal sum of $500,000, and Conduit shall have the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans are secured by a pledge of all of the Company’s assets. As a condition to such loan(s), the Company agreed to cause the nomination of a designee of Conduit for election to its Board of Directors.

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

At issuance of the Original Conduit Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with Conduit upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and revalued at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $28,360 and was recorded within current liabilities. For the year ended December 31, 2024, the Company recorded a loss of $19,776 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

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

Notwithstanding anything to the contrary as set forth in the Conduit Note or any tranche or amendment related thereto, in no event shall the OID, together with interest payable under the Conduit Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

On February 28, 2025, the Company paid the $1,000,000 total loan balance to Conduit as the Company had gross proceeds from equity offerings in excess of $4.4 million. See further discussion in Note 17, Subsequent Events.

At December 31, 2024 and 2023, the loan balance was $1,000,000 and $0, respectively, and the unamortized debt issuance costs balance was $119,389 and $0, respectively. The Company recorded interest and accretion expense of $73,689 for the year ended December 31, 2024.

MBB Energy Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from MBB Energy, LLC (“MBB”), an affiliate and related party of the Company (the “Original MBB Note”). On such date, MBB loaned the principal sum of $500,000 to the Company on an OID basis of 20% and accordingly, MBB advanced the sum of $400,000 to the Company (the “Initial MBB Loan”). The loans due to MBB will accrue interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the MBB Maturity Date (as defined below) satisfies the interest accrual on the loans from initial issuance to the MBB Maturity Date. The Company may request that MBB provide additional advances for working capital on identical terms, conditions and interest rate as the Initial MBB Loan on an OID basis, up to an aggregate principal sum of $500,000, and MBB shall have the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans are secured by a pledge of all of the Company’s assets. MBB has granted Conduit the exclusive right to enforce MBB’s loans on MBB’s behalf.

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

At issuance of the Original MBB Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with MBB upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $29,121 and was recorded within current liabilities. For the year ended December 31, 2024, the Company recorded a loss of $21,041 from the change in fair value of the derivative liability, which is included in “Other (expense) income, net" in the consolidated statements of operations and comprehensive loss.

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

Notwithstanding anything to the contrary as set forth in the MBB Note or any tranche or amendment related thereto, in no event shall the OID, together with interest payable under the MBB Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

On February 28, 2025, the Company paid the $1,000,000 loan balance to MBB as the Company had gross proceeds from equity offerings in excess of $4.4 million. See further discussion in Note 17, Subsequent Events.

At December 31, 2024 and 2023, the loan balance was $1,000,000 and $0, respectively, and the unamortized debt issuance costs balance was $125,391 and $0, respectively. The Company recorded interest and accretion expense of $82,689 for the year ended December 31, 2024.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at December 31, 2024 and 2023 was $238,266 and $333,717, respectively. Interest expense was $24,332 and $16,047 for the years ended December 31, 2024 and 2023, respectively.

Promissory Note

Through the SUNation Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at December 31, 2024 and 2023 was $1,409,313 and $1,656,416, respectively. Interest expense was $50,174 and $58,030 for the years ended December 31, 2024 and 2023, respectively.

Future Minimum Principal Payments

Future minimum principal payments under the aforementioned loans and notes for the next five years as of December 31, 2024 are as follows:

2025	$9,691,455
2026	2,776,929
2027	3,877,665
2028	318,935
2029	305,149
Thereafter	46,014

The above table does not reflect the debt payoffs that took place subsequent to year end. See Note 17, Subsequent Events, for further discussion.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

We have accrued $1,300,000 for loss contingencies related to the PIPE Warrants that are payable in cash and stock in 2025. This liability is recorded within accrued loss contingencies in the Consolidated Balance Sheets at December 31, 2024. See Note 17, Subsequent Events related to the satisfaction of the liability through the payment of cash and issuance of stock subsequent to December 31, 2024.

NOTE 10 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of December 31, 2024 and 2023 of $23,471 and $46,448, respectively.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee. The Company leased its New York office from a company owned by the prior owners of SUNation, one of whom is an officer and another the Chief Executive Officer and director of the Company, until September 12, 2024, when the building and related lease was sold to a third-party. See further information regarding these leases within Note 5, Leases.

Debt

Th Company has outstanding related party debt under the SUNation Long-Term Note and MBB Bridge Loan. See further information regarding this debt within Note 9, Commitments and Contingencies.

NOTE 11 – SHARE BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 13,333 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At December 31, 2024, 614 shares had been issued under the 2022 Plan, 237 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 12,482 shares were available for future awards. RSUs granted to employees generally vest over three years, with one-third vesting each year and RSUs granted to non-employee directors vest over one year.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 110 RSUs in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 179 RSUs in connection with the hiring of Senior Vice Presidents in connection with the SUNation Acquisition.

Restricted Stock Units

The following table summarizes the changes in the number of restricted stock units under the 2022 Equity Incentive Plan and inducement awards over the period from December 31, 2022 to December 31, 2024:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – December 31, 2022	917	$1,932.41
Granted	545	1,040.99
Vested	(379)	1,486.15
Forfeited	(36)	1,500.00
Outstanding – December 31, 2023	1,047	1,513.36
Granted	168	442.50
Vested	(391)	1,428.57
Forfeited	(527)	1,065.74
Outstanding – December 31, 2024	297	1,151.72

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

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2024 and 2023 was $29,002 and $1,212,956 respectively. Unrecognized compensation expense related to outstanding RSUs was $96,694 at December 31, 2024 and is expected to be recognized over a weighted-average period of 1.2 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At December 31, 2024, 400 shares remained available for purchase under the ESPP.

Employee Stock Ownership Plan (ESOP)

The Company has an Employee Stock Ownership Plan under Legacy CSI. Under the conditions of the merger, this plan has been suspended for future contributions. At December 31, 2024, the ESOP held no shares of the Company’s common stock as the plan is in the process of being terminated.

NOTE 12 – EQUITY

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

On July 19, 2024, the shareholders of the Company approved an amendment to the Company’s Fourth Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of common stock and as a result the Company had sufficient authorized and unissued shares to settle a conversion to common stock. Accordingly, the Series A Preferred Stock was reclassified to permanent equity at the date of the event that caused the reclassification. See description of Series C Preferred Stock issued in exchange for the then outstanding Series A Preferred Stock and PIPE Warrants.

On September 9, 2024, as a result of the issuance of the First Amended Conduit Note (see Note 9, “Commitments and Contingencies,” for further details), the adjustment provisions in the Series A Preferred Stock were triggered and caused certain adjustments in the currently effective conversion price of the Series A Preferred Stock. The Company recognized the effect of the down round feature triggered on September 9, 2024 as the difference between: (1) the fair value of the Series A Preferred Stock using the pre-trigger conversion price, and (2) the fair value of the Series A Preferred Stock using the reduced conversion price. The value of the effect of the down round feature of $3,464,426 was recognized as a deemed dividend in the year ended December 31, 2024 that reduced APIC and income available to common shareholders in calculating earnings per share.

Warrants

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. The Company’s outstanding PIPE Warrants have anti-dilution provisions that would increase the number of shares issuable upon exercise and lower the exercise price of the PIPE Warrants if the Company issues equity securities at a price less than the current exercise price of the PIPE Warrants at the time of such issuance. Pursuant to the Waiver, investors agreed to a floor of $22.50 ($0.14 prior to the Reverse Stock Splits) with respect to the anti-dilution adjustments in the warrants and extend the term of the warrants until March 28, 2029.

The PIPE Warrants were valued immediately before and immediately after the modifications to calculate the $10.6 million incremental value of the modified PIPE Warrants. The Company considered this incremental value to be a deemed dividend that reduced income available to common shareholders in calculating earnings per share.

Management evaluated the warrants after the modifications made in February 2024 and determined that they should be reclassified from equity to liability based on the guidance in ASC 815-40 and the Company failing to have enough authorized and unissued shares available to settle an exercise of the contract. In accordance with ASC 815-40, the carrying value of the warrants were adjusted to fair value through an adjustment in stockholders’ equity immediately prior to the reclassification. Subsequent to the reclassification, management remeasured the warrant liability to fair value and recorded the change in fair value to other income (expense) in the consolidated statement of operations.

On July 19, 2024, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock and as a result the Company had sufficient authorized and unissued shares to settle an exercise of the contract. Accordingly, management determined that the warrants should be reclassified to equity. In accordance with the guidance in ASC 815-40-35-10, management remeasured the warrant liability to fair value immediately before the reclassification and recorded the change in fair value to other income (expense) in the consolidated statement of operations.

On September 9, 2024, as a result of the issuance of the First Amended Conduit Note (see Note 9, “Commitments and Contingencies,” for further details), the adjustment provisions in the warrants were triggered and caused certain adjustments in the currently effective exercise price of the warrants and a proportional increase in the amount of shares of common stock issuable under the warrants. The Company recognized the effect of the down round feature triggered on September 9, 2024 as the difference between: (1) the fair value of the warrants using the pre-trigger conversion price, and (2) the fair value of the warrants using the reduced conversion price. The value of the effect of the down round feature of $875,737 was recognized as a deemed dividend in the year ended December 31, 2024 that reduced income available to common shareholders in calculating earnings per share.

On September 9, 2024, the Company entered into a Securities Exchange Agreement with the holders of the Series A Preferred Stock and PIPE Warrants to cancel and retire the Series A Preferred Stock and PIPE Warrants in exchange for shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”). The Company determined that the exchange of the Series A Preferred Stock and warrants for the Series C Preferred Stock resulted in the extinguishment of the Series A

Preferred Stock and warrants. As a result, the difference between the carrying amount of the Series A Preferred Stock and warrants and the fair value of the Series C Preferred Stock of $4,075,681 was recognized as a deemed contribution in the year ended December 31, 2024 that increased APIC and income available to common shareholders in calculating earnings per share.

Series C Preferred Stock

On September 9, 2024, the Company’s board of directors authorized the issuance of up to 35,000 shares of Series C Preferred Stock. As a result of the exchange noted above, the Company issued 28,041 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible, at any time after issuance and at the option of the holder subject to certain beneficial ownership limitations, into a number of shares of common stock determined by dividing the Stated Value of such share by the Conversion Price. The Stated Value per share of Series C Preferred Stock is $1,000.00 and the Conversion Price per share of Series C Preferred Stock is $22.50 ($0.45 prior to the October Reverse Stock Split). The Series C Preferred Stock does not contain any of the price resets set forth in the Series A Preferred Stock, except in the case of stock splits, recapitalizations and similar transactions by the Company. During 2024, all 28,041 shares of Series C Preferred Stock were converted into 1,246,262 shares of common stock. As of December 31, 2024, there were no shares of Series C Preferred Stock outstanding.

The holders of Series C Preferred Stock were entitled to vote exclusively with respect to a proposal submitted to the Company’s shareholders at a meeting of shareholders to be held by the Company to approve the changing of the Company’s state of incorporation from the State of Minnesota to the State of Delaware together as a single class with the common stock on an as-converted basis, subject to the beneficial ownership limitations, as follows: each share of Series C Preferred Stock shall be entitled to such number of votes equal to the quotient obtained by dividing: (i) the Stated Value by (ii) $39.573 ($0.79146 prior to the Reverse Stock Splits). As long as any shares of Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series C Preferred Stock or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to redemption senior to the Series C Preferred Stock, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series C Preferred Stock, (d) increase the number of authorized shares of the Company’s preferred stock, or (e) enter into any agreement with respect to any of the foregoing. The holders of Series C Preferred Stock are not entitled to voting rights except for the foregoing and to the extent required by law.

Series B Preferred Stock

On May 13, 2024, the Company entered into a Subscription and Investment Representation Agreement pursuant to which the Company agreed to issue and sell one share of the Company’s Series B Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”), for $15. The sale closed on May 14, 2024.

On May 13, 2024, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Minnesota, effective as of May 13, 2024, designating the rights, preferences, privileges and restrictions of the share of the Series B Preferred Stock. The Certificate of Designation provides that the share of Series B Preferred Stock has 5,000,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to (i) any proposal to amend the Company’s Articles to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split Proposal”) and (ii) any proposal to adopt an amendment to the Articles, or any other proposal to otherwise approve or ratify, to increase the authorized number of shares of common stock, either by increasing the total number of authorized shares or by effecting a reverse stock split without a corresponding decrease in the number of authorized shares (the “Authorized Shares Increase Proposal”). The Series B Preferred Stock will also be entitled to vote in the election of directors, but will only have one vote to cast with respect to each director nominee.

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

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-267066), as supplemented by a prospectus supplement. Through December 31, 2024, the Company sold an aggregate of 448,216 shares of common stock for gross proceeds of $2,457,354 under the ATM facility, before deducting the placement agent fees and related offering expenses.

NOTE 13 - INCOME TAXES

Income tax (benefit) expense from continuing operations consists of the following:

	Year Ended December 31
	2024	2023
Current year income taxes :
Federal	$—	$17,622
State	76,398	59,975
	76,398	77,597
Deferred income taxes:
Federal	$(41,579)	$41,579
	(41,579)	41,579

Income tax expense	$34,819	$119,176

The provision for income taxes for continuing operations varied from the federal statutory tax rate as follows:

	Year Ended December 31
	2024	2023
Tax at U.S. statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(3.8)	4.4
Other nondeductible items	(4.3)	2.1
Change in valuation allowance	(8.1)	(30.0)
Other	(5.0)	0.5
Effective tax rate	(0.2)%	(2.0%)

Deferred tax assets and liabilities as of December 31 related to the following:

	2024	2023
Deferred tax assets:
Allowance for doubtful accounts	$62,747	$24,266
Inventory	98,271	32,768
Accrued and prepaid expenses	287,495	131,692
Lease liability	988,437	1,183,679
Domestic net operating loss carry-forward	6,018,361	5,308,336
Other stock compensation	72,613	214,248
Intangible assets	—	214,600
Foreign net operating loss carry-forwards and credits	1,910,507	1,451,985
Federal and state credits	369,839	357,430
Business interest limitation carryforward	1,696,118	914,917
Other	15,961	464,019

Gross deferred tax assets	11,520,349	10,297,940
Valuation allowance	(10,248,132)	(8,970,982)

Net deferred tax assets	1,272,217	1,326,958

Deferred tax liabilities
Depreciation	(109,390)	(203,210)
Intangible assets	(202,202)	—
Lease right-of-use asset	(960,625)	(1,165,327)

Net deferred tax liability	(1,272,217)	(1,368,537)

Total net deferred tax liability	$—	$(41,579)

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $10,248,132 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The valuation allowance increased by $1,277,150 from December 31, 2023 to December 31, 2024. The Company continues to reassess the ability to realize the valuation allowance and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2024, the Company had had gross federal, state and foreign net operating loss carryforwards of $25,403,581, $15,332,443 and $7,642,027, respectively. The federal net operating loss carryforwards have carryforward periods of twenty years, or that are indefinite, and begin to expire in 2029. The state net operating loss carryforwards have carryforward periods of 12-20 years, or that are indefinite and begin to expire in 2027. The foreign net operating loss carryforwards are indefinite.

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

At December 31, 2024, the Company has an estimated federal research and development credit carryforward of approximately $220,000 and a state research and development credit carryforward of approximately $193,000. The utilization of these credits may be limited under the provisions of Section 383 of the Internal Revenue Code and similar state statutes. Section 383 governs the utilization of tax attribute carryforwards such as the research and development credit in the event of a change in control of the Company, such as that which occurred as of March 28, 2022. Credits not used to reduce taxes are available to be carried forward.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2024	2023
Uncertain tax positions – January 1	$43,028	$75,347
Expiration of statute of limitations	(7,560)	(32,319)
Uncertain tax positions – December 31	$35,468	$43,028

Included in the balance of uncertain tax positions at December 31, 2024 are $35,468 of tax benefits that if recognized would affect the tax rate. The Company’s unrecognized tax benefits will be reduced by $2,803 in the next twelve months as a result of the statute of limitations. There are no other expected significant changes in the Company’s uncertain tax positions in the next twelve months. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2024. The Company’s 2024 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

The Company is subject to taxation by the United States, foreign and state and local jurisdictions. In general, the Company’s tax years 2019 through 2023 remain open to assessment.

NOTE 14 – SEGMENT INFORMATION

The Company’s segment structure reflects how management makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the residential and commercial businesses with a geographical focus. The SUNation segment provides solar power, battery storage, and related services to customers primarily in New York and Florida. The Hawaii Energy Connection (“HEC”) segment provides the same products and services to residential and commercial customers in Hawaii. The Company’s CODM is represented by a committee that includes the Company’s CEO, CFO, and COO. The CODM regularly reviews discrete financial information for SUNation and HEC in deciding how to allocate resources and in assessing performance. Corporate and other represents the unallocated corporate business activities and corporate shared services, which support the Company’s operating segments, along with operating and other expenses related to legacy CSI assets.

During 2024 management determined that their two operating segments no longer met the criteria to be aggregated into one reportable segment due to changes in economic forecasts and the Company’s plans for integrating SUNation and HEC. As a result, management determined HEC and SUNation to be distinct reportable segments. Prior period amounts have been recast for comparative purposes to reflect this change, which had no impact on the Company’s consolidated financial position, results of operations, and cash flows. The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies.

The CODM committee evaluates performance for both reportable segments based on segment revenue, gross profit, and operating (loss) income before income taxes. When using these metrics, the CODM committee considers forecast-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM committee also uses these metrics for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

The Company had no customers that comprised more than 10% of the Company's consolidated revenues during either of the years ended December 31, 2024 and 2023.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes. This reconciliation also represents the significant expense categories reviewed by the CODM.

	Year ended December 31, 2024
			Corporate and
	SUNation	HEC	Other	Total

Sales	$39,733,362	$17,128,391	$—	$56,861,753
Cost of sales	24,639,695	11,795,814	—	36,435,509
Gross profit	15,093,667	5,332,577	—	20,426,244

Operating expenses:
Selling, general and administrative expenses	15,265,443	4,530,879	7,257,844	27,054,166
Amortization expense	812,500	2,025,000	—	2,837,500
Fair value remeasurement of SUNation earnout consideration	—	—	(1,000,000)	(1,000,000)
Goodwill impairment loss		3,101,981		3,101,981
Intangible asset impairment loss	—	750,000	—	750,000
Total operating expenses	16,077,943	10,407,860	6,257,844	32,743,647
Operating (loss) income	(984,276)	(5,075,283)	(6,257,844)	(12,317,403)
Other income (expenses):
Investment and other income	25,920	17,742	100,867	144,529
(Loss) gain on sale of assets	—	6,118	(6,940)	(822)
Fair value remeasurement of warrant liability	—	—	(974,823)	(974,823)
Fair value remeasurement of embedded derivative liability	—	—	(65,617)	(65,617)
Fair value remeasurement of contingent value rights	—	—	522,257	522,257
Interest expense	(74,507)	—	(3,012,943)	(3,087,450)
Loss on debt extinguishment	—	—	(35,657)	(35,657)
Other expense, net	(48,587)	23,860	(3,472,856)	(3,497,583)
Operating loss from continuing operations before income taxes	$(1,032,863)	$(5,051,423)	$(9,730,700)	$(15,814,986)

Depreciation and amortization	$1,031,418	$2,120,364	$2,050	$3,153,832

Capital expenditures	$24,155	$8,630	$—	$32,785

Assets	$26,127,816	$18,150,306	$1,434,610	$45,712,732

	Year ended December 31, 2023
			Corporate and
	SUNation	HEC	Other	Total

Sales	$52,363,710	$27,268,999	$—	$79,632,709
Cost of sales	32,992,901	18,943,618	—	51,936,519
Gross profit	19,370,809	8,325,381	—	27,696,190

Operating expenses:
Selling, general and administrative expenses	16,178,126	5,448,385	7,448,067	29,074,578
Amortization expense	1,362,500	2,025,000	1,350,977	4,738,477
Fair value remeasurement of SUNation earnout consideration	—	—	1,350,000	1,350,000
Total operating expenses	17,540,626	7,473,385	10,149,044	35,163,055
Operating (loss) income	1,830,183	851,996	(10,149,044)	(7,466,865)
Other income (expenses):
Investment and other income	35,633	9,773	146,178	191,584
(Loss) gain on sale of assets	—	(5,279)	442,395	437,116
Fair value remeasurement of contingent value rights	—	—	2,674,966	2,674,966
Interest expense	(74,077)	—	(2,583,440)	(2,657,517)
Other expense, net	(38,443)	4,494	680,099	646,149
Operating loss from continuing operations before income taxes	$1,791,740	$856,490	$(9,468,945)	$(6,820,716)

Depreciation and amortization	$1,676,842	$2,105,685	$1,353,893	$5,136,420

Capital expenditures	$473,236	$173,080	$9,375	$655,691

Assets	$28,738,285	$26,097,414	$3,337,112	$58,172,811

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below.

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$368,138	$—	$—	$368,138
Subtotal	368,138	—	—	368,138

Liabilities:
Contingent value rights	—	—	(312,080)	(312,080)
Embedded derivative liability	—	—	(82,281)	(82,281)
Earnout consideration	—	(2,500,000)	—	(2,500,000)
Subtotal	—	(2,500,000)	(394,361)	(2,894,361)

Total	$368,138	$(2,500,000)	$(394,361)	$(2,526,223)

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$1,799,357	$—	$—	$1,799,357
Subtotal	1,799,357	—	—	1,799,357

Liabilities:
Contingent value rights	—	—	(1,691,072)	(1,691,072)
Earnout consideration	—	—	(3,500,000)	(3,500,000)
Subtotal	—	—	(5,191,072)	(5,191,072)

Total	$1,799,357	$—	$(5,191,072)	$(3,391,715)

The following tables present reconciliations of recurring fair value remeasurements that use significant unobservable inputs (Level 3):

	Year Ended December 31, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Additions	—	—	(16,664)	—	(16,664)
Warrant exercise	—	324,789	—	—	324,789
Distribution	856,735	—	—	—	856,735
Fair value adjustments	522,257	(974,823)	(65,617)	1,000,000	481,817
Reclassification to Level 2				2,500,000	2,500,000
Reclassification to equity	—	11,242,254	—	—	11,242,254
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)

	Year Ended December 31, 2023
	Contingent value rights	Earnout consideration	Total
December 31, 2022	$(7,402,715)	$(2,150,000)	$(9,552,715)
Distribution	3,036,677	—	3,036,677
Fair value adjustments	2,674,966	(1,350,000)	1,324,966
December 31, 2023	$(1,691,072)	$(3,500,000)	$(5,191,072)

The estimated fair value of the CVRs as of December 31, 2024 and 2023 was $312,080 and $1,691,072, respectively, as noted above. The Company recorded a $522,257 gain on the fair value remeasurement of the CVRs in 2024 and a $2,674,966 gain on the fair value remeasurement of the CVRs in 2023. The Company paid $856,736 and $3,036,676 in CVR distributions during the 2024 and 2023, respectively.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of December 31, 2024 and 2023 was $2,500,000 and $3,500,000, respectively. The $2,500,000 balance at December 31, 2024 is related to the first earnout period recorded in current liabilities. See further discussion within Note 17, Subsequent Events on the subsequent payment of this liability. The estimated fair value is now considered a Level 2 measurement now that the earnout amounts have been established and there is no longer a reliance on unobservable inputs. The fair value was considered a Level 3 measurement at December 31, 2023 and in order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $1,000,000 and a remeasurement loss of $1,350,000 during the years ended December 31, 2024 and 2023, respectively.

The estimated fair value of the PIPE warrants was $0 as of both December 31, 2024 and 2023, respectively. As noted in Note 12, the warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $974,823 and $0 during the years ended December 31, 2024 and 2023, respectively.

The estimated fair value of the embedded derivative liability was $82,281 and $0 as of December 31, 2024 and 2023, respectively. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $65,617 and $0 during the years ended December 31, 2024 and 2023, respectively. The estimated fair value is considered a Level 3 measurement and the fair value of the embedded derivative liability is determined based on a comparison of the present value of cash flows with and without the embedded derivative. This analysis includes management estimates of the likelihood of events of prepayment and default on the Decathlon, MBB and Conduit loans.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the year ended December 31, 2024, other than the earnout consideration that was transferred from Level 3 to Level 2.

NOTE 16 – GOING CONCERN

The Company’s financial statements as of December 31, 2024 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 17, Subsequent Events, the Company raised capital and satisfied certain outstanding debt obligations subsequent to year end, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

Series D Preferred Stock

On February 26, 2025, the Company entered into a consent and waiver agreement to the loan agreement with Conduit. In accordance therewith, the Company issued one (1) share of Series D Preferred Stock to Conduit as further collateral security for the Conduit Loan. The Series D Preferred Stock was issued in accordance with a Certificate of Designation of Preferences, Rights, and Limitations filed with the State of Delaware on February 27, 2025. In connection with the issuance of the share of Series D Preferred Stock, Conduit granted an irrevocable proxy to the Company to vote such share on an as-converted basis as a single class with the holders of the Company’s common stock. Such share was held in escrow by legal counsel to the Company, and upon full payment of the Conduit Loan and following the April 2025 special meeting of shareholders, the Series D Preferred Stock share has been returned to the Company and will be cancelled.

February 2025 Offering

On February 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in which Roth Capital Partners LLC (“Roth”) acted as the placement agent pursuant to the terms of a Placement Agent Agreement (“PAA”) of same date, for the purchase and sale of an aggregate of $15 million in securities pursuant to a registration statement on Form S-3 (File No. 333-267066) in a first closing consisting of (i) 1,965,000 shares of common stock (the “Shares”), and (ii) pre-funded warrants to purchase up to 11,078,480 shares of common stock (the “Pre-Funded Warrants), and an aggregate of $5 million in securities in a second closing consisting of (x) 4,347,826 Shares or Pre-Funded Warrants, (y) series A warrants to purchase up to 17,391,306 shares of common stock (the “Series A Warrants”), and (z) series B warrants to purchase up to 17,391,306 shares of common stock (the “Series B Warrants”) in a registered direct offering (the “Offering”) at a purchase price of $1.15 per Share and accompanying warrants or $1.1490 per Pre-Funded Warrant and accompanying warrants. The Series A warrants will have an exercise price of $1.725 per share subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B warrants will have an exercise price of $2.875 per share subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B warrants may also be exercised on an alternative cashless basis pursuant to which the holder may exchange each warrant for 3 shares of common stock. The Series A Warrants and Series B Warrants will be issued at the second closing and will be exercisable immediately after issuance and have a term of exercise equal to 5 years from the date of issuance. The Pre-Funded Warrants will be exercisable commencing upon issuance and expiring upon the exercise of the Pre-Funded Warrants in full, at an exercise price of $0.001 per share, subject to certain adjustments set forth therein.

A holder (together with its affiliates) may not exercise any portion of the Series A Warrant, Series B Warrant or Pre-Funded Warrant to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding common stock immediately after exercise. However, upon at least 61 days’ prior notice from the holder to the Company, a holder with a 4.99% ownership blocker may increase the amount of ownership of outstanding common stock after exercising the holder’s Series A Warrant, Series B Warrant or Pre-Funded Warrant up to 9.99% of the number of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series A Warrant, Series B Warrant or Pre-Funded Warrant.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The first closing of the Offering occurred on February 27, 2025. On April 3, 2025, the Company received the necessary approval by the Company’s stockholders in a specially called stockholder meeting to approve the issuance of the Series A Warrants, Series B Warrants and the shares of Common Stock underlying such Warrants, in addition to other matters. The second closing of the Offering occurred on April 7, 2025. The

Company received gross proceeds of approximately $20 million in connection with the Offering, before deducting placement agent fees and related offering expenses.

On February 27, 2025, pursuant to the Purchase Agreement, the Company entered into lock-up agreements (the “Lock-up Agreements”) with its directors, officers and certain principal shareholders, pursuant to which they will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of any of the Company’s equity securities for a period of 90 days following the each closing of the Offering, subject to certain exceptions.

Pursuant to the PAA between the Company and Roth, the Company engaged Roth to act as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement.

Loan and Earnout Repayments

Conduit and MBB

The Company consummated the first tranche of a securities offering for gross proceeds of $15 million (the “Equity Financing”). In accordance with the terms of the Conduit and MBB loan agreements (see Note 9, Commitments and Contingencies, for further information), if the Company were to consummate one or more equity offerings prior to the maturity date of July 21, 2025 in which it derives aggregate gross proceeds of at least $4.4 million, the Company will be required to repay the entire unpaid principal amount of all loans due to Conduit and MBB, simultaneous with the closing(s) of such offering(s). As of February 28, 2025, the aggregate Conduit loan balance was $1,000,000 and the aggregate MBB loan balance was $1,000,000, which were both repaid in full from a portion of the net proceeds of the Equity Financing following the consummation thereof. As a result of this complete repayment, both the Conduit and MBB notes have been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the Conduit and MBB loan agreement(s).

Decathlon

As noted in Note 9, Commitments and Contingencies, the Company entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon for $7.5 million with an original maturity date of June 1, 2027. As of March 3, 2025, the remaining aggregate balance, together with accrued principal and interest, remaining under the Loan Agreement was $6,740,516; however, the parties to the Loan Agreement recently agreed to a reduced aggregate repayment amount of $6,229,875 if voluntarily repaid early in full. Using a portion of the proceeds from the Equity Financing, the Company voluntarily repaid in full all of the accrued principal and interest due to Decathlon in the reduced aggregate noted above. As a result of this complete repayment, the Decathlon Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement.

Hercules

As noted in Note 9, Commitments and Contingencies, the Company entered into a loan agreement on December 11, 2020 in an original amount of $7,500,000 payable to Hercules under a loan and security agreement (the “Term Loan Agreement”), with an amended Maturity Date of June 2, 2027. As of March 3, 2025, the loan and accrued interest balance was $1,230,555; however, the parties to the Term Loan Agreement recently agreed to a reduced aggregate repayment amount of $1,138,263 if voluntarily repaid early in full. Following the consummation of the Equity Financing, the Company used a portion of the proceeds therefrom to voluntarily repay in full all of the accrued principal and interest due to Hercules in the (reduced) aggregate noted above. As a result of this complete repayment, the Term Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Term Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement.

SUNation Long-Term Note and Earnout

As noted in Note 9, Commitments and Contingencies, on November 9, 2022, in connection with the SUNation acquisition, the Company entered into a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Company was unable to make its second and third interest payments totaling $250,703 and $460,194 due on December 31, 2023 and 2024, respectively as it was not permitted to make any payments under the Long-Term Note unless Decathlon had provided prior written consent to such payment pursuant to the Loan Agreement. As noted above, the Company paid the Decathlon debt in full and no longer had to receive written consent to make these payments. On March 13, 2025, the Company paid the unpaid interest totaling $710,897.

As noted in Note 15, Fair Value Measurements, the Company recorded a $2,500,000 earnout consideration accrual at December 31, 2025 related to the SUNation acquisition. On March 13, 2025, the Company paid $389,103 and on April 7 2025, paid the remaining $2,110,897 to satisfy the outstanding liability in full.

Subsequent to making the March 13, 2025 interest payment, the original Long-Term Note was amended and restated on April 10, 2025 as follows: The principal amount of $5,486,000 previously due and payable under the original Long Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the “Maturity Date”), and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

Previously Issued Warrant Settlement Exchange

As disclosed in Note 9, Commitments and Contingencies, we have accrued $1,300,000 for loss contingencies related to the PIPE Warrants that are payable in cash and stock. During the first quarter of 2025, we settled this obligation by issuing 1,213,656 shares of common stock, with all such issuances at the market value (with no anti-dilution or price reset features), and to paying a total of $432,330 in cash.

Nasdaq Delisting Notice

On April 11, 2025 the Company received a letter (the “Minimum Bid Price Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business day period immediately preceding deficiency letter, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and, as a result, does not comply with Listing Rule 5550(a)(2) (the “Rule”). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Rule (“Cure Period”); however, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for a customary Cure Period specified in Rule 5810(c)(3)(A) due to the fact that the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

Instead, the Company is offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq by seven days from receipt of the non-compliance notice. Accordingly, unless the Company timely requests a hearing before a Hearings Panel, the Company’s securities would be subject to suspension/delisting.

The Company intends to timely request a hearing before the Hearing Panel. The hearing request will automatically stay any suspension or delisting action pending the hearing and the expiration of any additional extension period if granted by the Panel following the hearing. There can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

In the event that the Company regains compliance with the Minimum Bid Price Requirement prior to any scheduled hearing date, then a hearing may not be necessary, as the Company may be mooted out of the hearings process. Additionally, to this end, the stockholders of the Company had approved a share consolidation on April 3, 2025 that can be utilized within the discretion of the board of directors of the Company and, if and when effectuated, such action may resolve the above noted Nasdaq listing compliance deficiency prior to such hearing date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to material weaknesses in the Company’s internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

In addition, the Company is reporting the following information in this Annual Report on Form 10-K in lieu of filing a Form 8-K:

SUNation Long-Term Note and Earnout

On November 9, 2022, in connection with the SUNation acquisition, the Company entered into a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”).  The Company was unable to make its second and third interest payments totaling $250,703 and $460,194 due on December 31, 2023 and 2024, respectively as it was not permitted to make any payments under the Long-Term Note unless Decathlon had provided prior written consent to such payment pursuant to the then outstanding Loan Agreement. As noted in the Subsequent Event Note 17 of this annual report, in March 2025, the Company paid the Decathlon debt in full and no longer had to receive written consent to make these payments. On March 13, 2025, the Company paid the unpaid interest totaling $710,897. In addition, the Company had recorded a $2,500,000 earnout consideration accrual at December 31, 2024 related to the SUNation acquisition. On March 13, 2025, the Company paid $389,103 and on April 7, 2025, paid the remaining $2,110,897 to satisfy the outstanding liability in full.

Subsequent to making the March 13, 2025 payment noted above, the original Long-Term Note was amended and restated on April 10, 2025 as follows: The principal amount of $5,486,000, previously due and payable as a one-time payment under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, was extended to now be due and payable in monthly installments through May 1, 2028 (the “Maturity Date”), and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026 over a period of twenty-four (24) months, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date. A copy of each of the amended and restated secured Long-Term Note and the Senior Secured Contingent Note Instrument, along with the Security Agreement, is annexed as an exhibit to this annual report, the complete terms of which are incorporated by reference herein.

Amendment to our Certificate of Incorporation

On April 3, 2025, the Company held a Special Meeting of Shareholders seeking approval to, among other items, amend our certificate of incorporation. On April 4, 2024, we filed an Amended Certificate of Incorporation with the Secretary of State of the State of Delaware reflecting an increase of its authorized shares of common stock to 1,000,000,000 shares, the form of which is annexed as an exhibit to this annual report, a copy of which is annexed as an exhibit to this annual report.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is hereby incorporated by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”), or in an amendment to this Annual Report on Form 10-K (the “Form 10-K/A”), which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2024.

The information required by Item 405 regarding compliance with Section 16 (a) will be set forth under the caption “Delinquent Section 16(a) Reports” in the Company’s 2024 Proxy Statement, and is incorporated herein by reference. Alternatively, this information will be included in an amendment to this Form 10-K on Form 10-K/A within 120 days of December 31, 2024.

Chief Executive Officer Employment Agreement

On December 10, 2024, announced that the Board of Directors of the Company (the “Board”) had determined to appoint its interim Chief Executive Officer, Scott Maskin, as the permanent Chief Executive Officer (“CEO”) of the Company, effective December 10, 2024. On May 23, 2024, Mr. Maskin was appointed and has served as the Interim CEO since May 17, 2024, and will remain a member of the Board.

In connection with his appointment as the permanent CEO, the Company and Mr. Maskin have entered into a written employment agreement (the “CEO Employment Agreement”) for an initial three-year term, which provides for the following compensation terms for Mr. Maskin: the CEO will receive a base annual salary of $295,000 (“Base Salary”), and Mr. Maskin shall be eligible for the potential bonus of up to fifty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

In addition, Mr. Maskin shall be entitled to participate in all employee benefit plans or programs offered by the Company to all its employees, subject to the eligibility requirements and terms of such plans or programs. Upon termination under the terms of the CEO Employment Agreement, Mr. Maskin shall be entitled to receive his Base Salary owed through the termination date, reimbursement of reasonable unpaid expenses incurred through such termination date.

The CEO Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the CEO Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Maskin for “good reason” (each as defined in his agreement), he would be entitled to (i) pay or provide the Employee the benefits itemized in the CEO Employment Agreement, subject to the his signing and not rescinding a release of claims in a form acceptable to the Company, and he strictly complies with the terms of the agreement and any other written agreement between Mr. Maskin and the Company or any of its affiliates as of the date any installments described therein is to be paid, the Company shall pay to the CEO as severance pay a total amount equal to one hundred percent of the annual Base Salary as of the date of termination.

Pursuant to his employment agreement, Mr. Maskin has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 12 month period following his termination of employment for any reason, Mr. Maskin has agreed not to, among other provisions, (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, or (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business.

Chief Operating Officer Employment Agreement

On December 9, 2024, the Company and Mr. James Brennan entered into a written employment agreement in connection with Mr. Brennan’s employment as Chief Operating Officer (the “COO Employment Agreement”) for an initial three-year term, which provides for the following compensation terms: the COO will receive a base annual salary of $275,000 (“Base Salary”), and Mr. Brennan shall be eligible for the potential bonus of up to forty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

In addition, Mr. Brennan shall be entitled to participate in all employee benefit plans or programs offered by the Company to all its employees, subject to the eligibility requirements and terms of such plans or programs. Upon termination under the terms of the COO Employment Agreement, Mr. Brennan shall be entitled to receive his Base Salary owed through the termination date, reimbursement of reasonable unpaid expenses incurred through such termination date.

The COO Employment Agreement also provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. If, during the term of the COO Employment Agreement, his employment is terminated by the Company other than for “cause,” death or disability or by Mr. Brennan for “good reason” (each as defined in his agreement), he would be entitled to (i) pay or provide the Employee the benefits itemized in the COO Employment Agreement, subject to the his signing and not rescinding a release of claims in a form acceptable to the Company, and he strictly complies with the terms of the agreement and any other written agreement between Mr. Brennan and the Company or any of its affiliates as of the date any installments described therein is to be paid, the Company shall pay to the COO as severance pay a total amount equal to one hundred percent of the annual Base Salary as of the date of termination.

Pursuant to his employment agreement, Mr. Brennan has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 12 month period following his termination of employment for any reason, Mr. Brennan has agreed not to, among other provisions, (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, or (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business.

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

These guidelines are intended to promote the ethical handling of conflicts of interest, full and fair disclosure in periodic reports filed by the Company, and compliance with laws, rules and regulations concerning this periodic reporting. A copy of the Code is available on our website at https://ir.sunation.com/corporate-governance/governance-documents, and is also available, without charge, by writing to the Company’s Corporate Secretary at: SUNation Energy Inc., 171 Remington Blvd., Ronkonkoma, NY 11779.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the information to be included in the 2025 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the information to be included in the 2025 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the information to be included in the 2025 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2024.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the information to be included in the 2025 Proxy Statement or in the Form 10-K/A, which we plan to file with the Securities and Exchange Commission within 120 days after December 31, 2024.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of SUNation Energy, Inc. and subsidiaries appear at pages 45 to 88 herein:

•Report of Independent Registered Public Accounting Firm

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2024 and 2023

•Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

•Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

•Notes to Consolidated Financial Statements

(a) (2)Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3)Exhibits

Regulation S-K
Reference		Title of Document	Location
1.1		Form of Placement Agency Agreement, dated February 27, 2025, between the Company and Roth Capital Partners, LLC	Filed as Exhibit 1.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
2.1	#	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
2.2	#

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

Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1		Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.
3.2		Bylaws SUNation Energy, Inc.	Filed as Exhibit 3.2 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.
3.3		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Filed as Exhibit 3.2 to Form 8-K filed on March 25, 2022 and incorporated herein by reference.
3.4		Certificate of Designation of Series B Preferred Stock, dated May 14, 2024	Filed as Exhibit 3.1 to Form 8-K filed on May 17, 2024 and incorporated herein by reference.
3.5		Statement of Cancellation of the Certificate of Designation of Series B Preferred Stock, effective as of August 14, 2024	Filed as Exhibit 3.7 to Form 10-Q filed on August 19, 2024 and incorporated herein by reference.
3.6		Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Filed as Exhibit 3.1 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.

3.7	Certificate of Correction to Certificate of Designation	Filed as Exhibit 3.1 to Form 8-K filed on September 26, 2024 and incorporated herein by reference.
3.8	Certificate of Designation of Series D Preferred Stock	Filed as Exhibit 3.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
3.9	Amended Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on April 3, 2025 and incorporated herein by reference.
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.2	Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.3	Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.4	Form of Series A Warrant	Filed as Exhibit 4.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.

4.5		Form of Series B Warrant	Filed as Exhibit 4.2 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
4.6		Form of Pre-Funded Warrant	Filed as Exhibit 4.3 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
10.1	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan, as amended	Filed as Appendix B to the 2023 Annual Meeting of Shareholders on Schedule 14A filed on November 3, 2023 and incorporated herein by reference.
10.2		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.3		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.4	#

Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.

Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.5	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.

10.6	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.7	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.8	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.9	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.10	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on October 11, 2022 and incorporated herein by reference.
10.11	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.12	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.

10.13		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.14	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.3 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.15	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.4 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.16	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.5 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.17	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.6 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.18

Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.19		Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022.	Filed as Exhibit 10.6 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.

10.20	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.21		Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.22		Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance, LLC	Filed as Exhibit 10.1 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.23		Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent	Filed as Exhibit 10.2 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.24

First Amendment to Contingent Value Rights Agreement, dated March 27, 2024, by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed as Exhibit 10.46 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
10.25		Form of Securities Purchase Agreement between Pineapple Energy, Inc. and each purchaser identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.
10.26		Form of Waiver and Amendment	Filed as Exhibit 10.2 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.

10.27		Subscription and Investment Representation Agreement, dated April 23, 2024, by and between Pineapple Energy Inc. and Lake Street Solar, LLC	Filed as Exhibit 10.1 to Form 8-K filed on May 17, 2024 and incorporated herein by reference.
10.28		Form of Limited Waiver and Amendment	Filed as Exhibit 10.1 to Form 8-K filed on May 22, 2024 and incorporated herein by reference.
10.29	*	Separation Agreement between Kyle Udseth and Pineapple Energy Inc. dated May 19, 2024	Filed as Exhibit 10.2 to Form 8-K filed on May 23, 2024 and incorporated herein by reference.
10.30	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through July 19, 2024	Filed as Exhibit 10.1 to Form 8-K filed on July 25, 2024 and incorporated herein by reference.
10.31		Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.1 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.32		Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.33		Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.3 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.

10.34	Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.4 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.35	Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC. Security	Filed as Exhibit 10.5 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.36	Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.6 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.37	First Amendment to Revenue Loan and Security Agreement, dated July 22, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.7 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.38

Amendment and Joinder to Subordination Agreement, dated July 22, 2024 among Pineapple Energy Inc., Decathlon Growth Credit, LLC, Hercules Capital, Inc., and MBB Energy, LLC and Conduit Capital U.S. Holdings, LLC

Filed as Exhibit 10.8 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.39	Consent and Amendment No. 3 to Loan and Security Agreement, dated July 22, 2024 by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement	Filed as Exhibit 10.9 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.40	Offer Letter dated August 28, 2024, between Pineapple Energy Inc. and Andrew Childs	Filed as Exhibit 10.1 to Form 8-K filed on September 4, 2024 and incorporated herein by reference.

10.41	Amended and Restated Convertible Secured Credit Note, dated September 9, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.42	Form of Securities Exchange Agreement between Pineapple Energy, Inc. and the holder signatory hereto	Filed as Exhibit 10.3 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.43	Second Amended and Restated Convertible Secured Credit Note, dated September 23, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 26, 2024 and incorporated herein by reference.
10.44	At The Market Offering Agreement dated as of October 21, 2024, between Pineapple Energy Inc. and Roth Capital Partners, LLC	Filed as Exhibit 10.1 to Form 8-K filed on October 21, 2024 and incorporated herein by reference.
10.45	Second Amendment to Revenue Loan and Security Agreement, dated September 12, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.15 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.46

Consent and Amendment No. 4 to Loan and Security Agreement, dated September 20, 2024, by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement

Filed as Exhibit 10.16 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.47	Amendment to Secured Credit Note, dated November 1, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.19 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.

10.48		Amendment to Second Amended and Restated Convertible Secured Credit Note; and to the Credit Agreement, dated November 1, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.20 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.49	*	Employment Agreement, dated December 9, 2024, between SUNation Energy Inc. and Scott Maskin	Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.
10.50	*	Employment Agreement, dated December 9, 2024, between SUNation Energy, Inc. and Jim Brennan	Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.
10.51

Second Amendment to Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative, dated December 30, 2024

Filed as Exhibit 10.1 to Form 8-K filed on January 7, 2025 and incorporated herein by reference.
10.52		Form of Securities Purchase Agreement, dated February 27, 2025, between the Company and purchasers identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
10.53		Amended and Restated Long-Term Senior Secured Promissory Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed herewith.

10.54	Pledge and Security Agreement, dated April 10, 2025, by and between SUNation Energy, Inc. and Scott Maskin and James Brennan	Filed herewith.
10.55	Senior Secured Contingent Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed herewith.
10.56	Subordination and Intercreditor Agreement among SUNation Energy, Inc., Scott Maskin and James Brennan	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
24	Power of Attorney	Included on the signature page.
31.1	Certification of Chief Executive Officer	Filed herewith.
31.2	Certification of Chief Financial Officer	Filed herewith.

32	Certification under USC § 1350	Filed herewith.
97	Pineapple Energy Inc. Compensation Recovery Policy	Filed as Exhibit 97 to Form 10-K filed on April 1, 2024 and incorporated herein by reference.
101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. SUNation Energy agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNation Energy, Inc.
	By	/s/ Scott Maskin
Scott Maskin
Date: April 15, 2025		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Scott Maskin and James Brennan as their true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Scott Maskin	Chief Executive Officer (Principal Executive Officer),	April 15, 2024
Scott Maskin	Director
/s/ James Brennan	Chief Operating Officer and Chief Financial Officer	April 15, 2025
James Brennan	(Principal Financial Officer)
/s/ Kristin A. Hlavka	Chief Accounting Officer (Principal Accounting Officer)	April 15, 2025
Kristin A. Hlavka
/s/ Spring Hollis	Director	April 15, 2025
Spring Hollis
/s/ Henry B. Howard	Director	April 15, 2025
Henry B. Howard
/s/ Roger H.D. Lacey	Director	April 15, 2025
Roger H.D. Lacey
/s/ Kevin O’Connor	Director	April 15, 2025
Kevin O’Connor