Form 10-K/A
period 2024-12-31
SUNation Energy, Inc.
filed 2025-04-30
CIK 22701

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

Registrant’s telephone number, including area code: (631) 750-9454

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Emerging Growth Company ☐
Smaller Reporting Company ☒

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

As of April 28, 2025 there were outstanding 3,406,614 shares of the Registrant’s common stock.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

SUNation Energy, Inc. (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

i

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

Spring Hollis, age 52, is the Chief Executive Officer and founder of Star Strong Capital, an investment firm that provides flexible capital solutions to lower middle market businesses, a position she’s held since 2019. Before founding Star Strong Capital, Ms. Hollis was a Managing Director at Deutsche Bank focused on principal investments in structured credit and esoteric assets from 2000 to 2010. Prior to her time at Deutsche Bank, beginning in 2000, her experience also included Park Cities Asset Management as a specialty finance Portfolio Manager and Briargate Capital as a Founding Partner focused on distressed issuers of privately held debt. Ms. Hollis also serves on the Board of Directors for the BOMA Project, an international non-profit focused on the economic empowerment of women in sub-Saharan Africa. Ms. Hollis has a J.D. from New York University and a B.A. in philosophy from the University of Wisconsin-Madison. We believe Ms. Hollis’ experience in banking and finance qualifies her to serve on our Board of Directors, and in her capacity as an independent board member.

Henry B. Howard, age 68, is President and Chief Executive Officer of U.S. Renewable Energy, LLC and U.S. Renewable Energy II, LLC, a position which he has held since 2018. Mr. Howard is the founder and majority owner of U.S. Mortgage Finance Group, positions which he has held since 2005. In addition, Mr. Howard has also been the founder and sole owner of U.S. Education Finance Group since 1999. Mr. Howard graduated from University of Maryland in 1979 with a Bachelor’s degree in Economics and Political Science (cum laude). He also received a Doctor of Humane Letters (h.c.) from the University of Mobile, Alabama. We believe Mr. Howard is qualified to serve on our Board of Directors due to his business experience, and in his capacity as an independent board member.

Roger H.D. Lacey, age 74, has been a director of Communications Systems, Inc. (“CSI”) since 2008 and a director of ours, and our chairman, since the merger of the Company and CSI (the “Merger”) in March 2022. Mr. Lacey served as CSI’s chief executive officer from February 2015 until November 30, 2020, and served as the executive chairman of CSI’s board of directors beginning in December 2018. He also assumed the additional role of interim chief executive officer of CSI on August 2, 2021 through March 28, 2022. Mr. Lacey also served as interim chief executive officer of CSI from June 2014 until February 2015. Mr. Lacey was senior vice president of strategy and corporate development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s chief strategy officer and head of global mergers and acquisitions from 2000 to 2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as division vice president of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. In addition, he is a board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm, where he is a Board member of WTB, a private Utilities services company, and Cambek, a leading manufacturer of specialty wood construction products. He was formerly a member of the board of governors for Opus Business School, University of St. Thomas; a former visiting professor of strategy and corporate development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former vice chair of Abbott Northwestern Hospital Foundation. We believe that Mr. Lacey is qualified to serve on our Board of Directors due to his unique perspective that combines familiarity with key technology markets around the world combined with deep experience in strategic planning and business development. Beginning in 2025, Mr. Lacey is deemed to be an independent board member.

Scott Maskin, age 61, has served on our Board of Directors since November 2022 and as our CEO since May 2024. Prior to that he was our Senior Vice President and General Manager, New York Division from November 2022 to May 2024. Mr. Maskin is the co-founder of SUNation Energy, and served as its chief executive officer since its inception in June 2003 until the Company’s acquisition of SUNation in November 2022. Previously Mr. Maskin developed nearly 20 years of experience on electrical and contracting work on commercial and residential properties and has a Master Electrician’s license. We believe Mr. Maskin is qualified to serve on our Board of Directors due to his extensive experience and knowledge in the industry, particularly related to solar and battery energy storage systems for residential and small commercial customers.

Kevin O’Connor, age 62, is the Principal at KMO Strategy. Kevin O’Connor is currently involved in strategic consulting, He previously served as the Chief Executive Officer of Dime Community Bank the successor organization to BNB Bank after the merger between these two organizations in 2021. Dime Bank is one of the region's largest community banks with over 50 branches, 800 employees and $12 billion in assets. Mr. O’Connor served as the Chief Executive Officer of the bank for 16 years, where he led the Long Island community institution through a period of dramatic growth and financial stability. Other roles in financial services included senior positions at North Fork Bank and KPMG. Mr. O’Connor has degrees in Accounting from Adelphi University in 1984 and Suffolk Community College. We believe that Mr. O’Connor is qualified to serve on our Board of Directors due to his business and management experience, and in his capacity as an independent board member.

CORPORATE GOVERNANCE AND BOARD MATTERS

General Information

Our Board is committed to sound and effective corporate governance practices. Our governance policies are consistent with applicable provisions of the rules of the SEC and the listing standards of the Nasdaq Capital Market (“Nasdaq”). We also periodically review our governance policies and practices in comparison to those suggested by authorities in corporate governance and the practices of other public companies. You can access the charter of our Audit and Finance Committee, the charter of our Compensation Committee, the charter of our Nominating and Corporate Governance Committee Guidelines by following links on the “Investor Relations—Governance” section of our website at ir.sunation.com.

Meetings of the Board of Directors

Our Board of Directors held twenty-one formal meetings during 2024. The independent directors regularly hold executive sessions at meetings of our Board of Directors.

During 2024, each of the directors then in office attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which such director then served. Each of our directors is expected to make a reasonable effort to attend our annual meetings of shareholders. Of our directors then in office, Messrs. Lacey and Maskin attended the 2024 Annual Meeting of Shareholders, which was held virtually.

Committees of the Board of Directors

The Company has three standing committees of the Board of Directors: the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit and Finance Committee

The members of the Audit and Finance Committee are Kevin O’Connor (Chair), Spring Hollis and Henry Howard. Our Board of Directors has determined that each member of the Audit and Finance Committee is independent under applicable SEC rules and Nasdaq listing standards. Our Board of Directors has determined that Mr. O’Connor is an audit committee financial expert, as defined under the applicable rules of the SEC. Each of the members of our Audit and Finance Committee meets the requirements for financial literacy and possesses the financial qualifications required under applicable SEC rules and Nasdaq listing standards. The Audit and Finance Committee met four times during 2024.

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

The Audit and Finance Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at ir.sunation.com.

Compensation Committee

The members of the Compensation Committee are Henry Howard (Chair), Spring Hollis and Kevin O’Connor. Our Board of Directors has determined that each member of the Compensation Committee is independent under applicable SEC rules and Nasdaq listing standards. The Compensation Committee met four times during 2024.

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

The Compensation Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at ir.sunation.com.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Spring Hollis (Chair), Henry Howard, and Kevin O’Connor. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under applicable SEC rules and Nasdaq listing standards. The Nominating and Corporate Governance Committee met one time during 2024.

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

The Nominating and Corporate Governance Committee operates under a written charter approved by the Board, a copy of which is available in the “Investor Relations—Governance” section of our website at ir.sunation.com.

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

The Board seeks individuals who reflect appropriate background, education, business experience, skills, business relationships and associations and other factors that will contribute to the Board’s governance of the Company.

The Board will consider candidates proposed by shareholders and evaluates them using the same criteria as for other candidates. A shareholder who wishes to recommend a director candidate for consideration by the committee should send the name(s) and appropriate biographical information regarding the proposed candidate(s) to the Nominating and Corporate Governance Committee at the Company’s principal executive office, 171 Remington Boulevard, Ronkonkoma, NY 11779. A shareholder who wishes to nominate an individual as a director for election, rather than recommend the individual to the Board as a candidate, but does not intend to have the nominee included in our proxy materials, must comply with the advance notice requirements set forth in our Bylaws.

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

Board’s Role in Managing Risk

In general, management, particularly senior management and individual managers, is responsible for the day-to-day management of the risks the company faces. This includes identifying, assessing, and controlling threats to the organization's capital, earnings, and operations, while the Board, acting as a whole and through the Audit and Finance Committee, has oversight responsibility for risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Members of senior management attend the regular meetings of the Board and are available to address questions and concerns raised by the Board related to risk management. In addition, the Board holds regular discussions with management, the Company’s independent registered public accounting firm and the internal auditor, to identify major risk exposures and assess their potential financial impact on the Company and develop steps that could be taken to manage these risks.

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

Code of Ethics and Business Conduct

The Company maintains a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to all of the Company’s officers, directors, employees, and other representatives. A copy of the Code of Ethics is available in the “Investor Relations—Governance” section of our website at ir.sunation.com. We intend to disclose any amendments to our Code of Ethics, or waivers of its requirements granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website.

Communications with the Board of Directors

Any shareholder who desires to contact our Board of Directors may do so by writing to the Board of Directors, generally, or to an individual director at SUNation Energy, Inc., 171 Remington Boulevard, Ronkonkoma, NY 11779. Communications received electronically or in writing are distributed to the full Board of Directors, a committee or an individual director, as appropriate, depending on the facts and circumstances described in the communication received. By way of example, a complaint regarding accounting, internal accounting controls or auditing matters would be forwarded to the Chair of the Audit and Finance Committee for review.

Information Regarding Executive Officers

Set forth below is biographical and other information for our current executive officers, including their ages as of April 25, 2025. Information about Scott Maskin may be found above in this Amendment No. 1 under the heading “Information Regarding Directors.”

Name	Age	Position
Scott Maskin	61	Chief Executive Officer
James Brennan	60	Chief Financial Officer and Chief Operating Officer
Kristin Hlavka	43	Chief Accounting Officer

Mr. Brennan was appointed our Chief Financial Officer in March 2025 and Chief Operating Officer in May 2024. He was the Senior Vice President, Corporate Development from November 2022 to May 2024. From March 2015 to November 2022, he was the Chief Growth Officer at SUNation Energy.

Ms. Hlavka was appointed Chief Accounting Officer of SUNation Energy, Inc. in April 2025. She was previously the Corporate Controller since March 2022. Previously, she served as Corporate Controller of Communications Systems, Inc. from May 2011 to the Merger. Ms. Hlavka also served as our Interim Chief Financial Officer from August 22, 2022 until October 10, 2022. From July 2008 to April 2011, she served as the Assistant Corporate Controller of Communications Systems, Inc. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on a review of such reports and written information given to us by our directors and executive officers, we believe that all such required reports were filed on a timely basis under Section 16(a) for the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Overview

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2024 paid to or earned by our named executive officers (the “NEOs”). The NEOs for 2024 were:

●	Scott Maskin, our Chief Executive Officer;

●	Kyle Udseth, who served as Chief Executive Officer until May 2024;

●	Andrew Childs, who served as Interim Chief Financial Officer until March 2025;

●	Eric Ingvaldson, who served as Chief Financial Officer until August 2024; and

●	James Brennan, our Chief Operating Officer and Chief Financial Officer effective March 2025.

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

Compensation Decisions for 2024

The Compensation Committee evaluates and establishes the goals, objectives and substance of the Company’s executive compensation plans. The Compensation Committee has taken the following actions related to the components of executive compensation.

Base Salary

Mr. Udseth’s annual base salary of $300,000 was established in connection with his Employment Agreement entered into on February 10, 2021. Effective February 13, 2023, Mr. Udseth voluntarily agreed, and the Compensation Committee approved, a reduction in Mr. Udseth’s annual base salary to $255,000, in order to assist with the reduction of corporate overhead. Subsequently, in connection with certain financing arrangements entered into by the Company on June 1, 2023, the Compensation Committee approved the reinstatement of Mr. Udseth’s annual base salary amount of $300,000, effective June 5, 2023, which compensation remained the same through his resignation from employment with the Company in May 2024.

In connection with Mr. Ingvaldson’s appointment as the Company’s Chief Financial Officer effective October 10, 2022, the Compensation Committee approved an annual base salary of $250,000 for Mr. Ingvaldson, based on the Committee’s review of market salaries for similar positions, which remained the same through Mr. Ingvaldson’s resignation from employment with the Company in August 2024.

Ms. Hlavka’s annual base salary was established subsequent to the Merger at $185,000. During the time in 2022 when Ms. Hlavka served as our Interim Chief Financial Officer, her annual base salary was increased to $225,000, and then returned to $185,000 upon Mr. Ingvaldson’s appointment as the Company’s Chief Financial Officer, effective October 10, 2022, which compensation remained the same through 2024. On April 7, 2025 Ms. Hlavka was promoted to Chief Accounting Officer and Treasurer and her annual base salary was increased to $200,000.

On December 9, 2024, the Company entered into a written employment agreement with Mr. James Brennan as Chief Operating Officer (“COO”, which is prior to his additional previously announced role as Chief Financial Officer) for a three-year term, which provides for the following compensation terms: the COO will receive a base annual salary of $275,000, and Mr. Brennan shall be eligible for the potential bonus in 2025 of up to forty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

On December 10, 2024, the Company announced that the Board of Directors of the Company had determined to appoint its interim Chief Executive Officer, Scott Maskin, as the permanent Chief Executive Officer (“CEO”) of the Company, effective December 10, 2024. Mr. Maskin served as the Interim CEO since May 17, 2024. In connection with his appointment as the permanent CEO, the Company and Mr. Maskin entered into a written employment agreement (the “CEO Employment Agreement”) for a three-year term, which provides for an annual base salary of $295,000, and Mr. Maskin is eligible for the potential bonus in 2025 of up to fifty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

Annual Cash Incentive Program

In March 2024, the Compensation Committee approved performance metrics for the 2024 annual cash incentive program for the Company’s employees, including executive officers (the “2024 MIP”). Participants have the ability to earn between 50% of target for achieving threshold performance and 150% of target for achieving maximum performance for these metrics.

The following table presents the following for the 2024 MIP: (i) the performance measures for the plan; (ii) the relative weight assigned to each of the performance measures in determining overall performance against the plan; (iii) target achievement levels for each performance measure selected; and (iv) actual 2024 achievement as a percentage of the target goal.

Performance Measure	% Weight	Annual Target Goal	% of Target Performance Achieved
Consolidated Adjusted EBITDA	30%	$3,661,508	-134%
Gross Profit	30%	$27,692,331	74%
Fundraising	20%	$25,000,000	10%
Business Acquisitions	20%	2	0%

The Compensation Committee did not exercise any discretion to increase or decrease the amounts payable pursuant to the 2024 MIP as calculated pursuant to the terms as described above. The 2024 MIP was not earned for any of the performance measures as all achievements were below the minimum threshold. As a result, based on the results as applied to the 2024 MIP as described above, the 2024 MIP was not earned.

Equity Awards

A key component of an executive officer’s compensation is equity incentive awards, which are critical to focusing our executives on the Company’s long-term growth and creating shareholder value. In connection with the Merger, the Company’s shareholders approved the Pineapple Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”), which became effective on March 28, 2022. On December 7, 2022, and again on July 19, 2024, the Company’s shareholders approved amendments to the 2022 Equity Incentive Plan that increased the number of shares of common stock authorized for issuance under the 2022 Equity Incentive Plan to 67 shares of common stock (10,000,000 prior to the reverse stock splits).

During 2024, the Company effected two reverse stock splits and the shares available in the 2022 Equity Incentive Plan proportionally decreased as a result. As a result, there were no longer enough available shares to do meaningful awards to employees and the Company did not grant any equity awards to named executive officers in 2024.

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

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation paid to or earned by our NEOs for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Scott Maskin	2024	263,704	—	—	—	11,160	274,864
Chief Executive Officer(4)(8)
Andrew Childs	2024	79,808	—	—	—	577	80,385
Interim Chief Financial Officer(4)(7)
James Brennan	2024	250,192	—	—	—	4,206	254,398
Chief Operating Officer(4)(9)
Kristin Hlavka	2024	188,588	—	—	—	6,925	195,483
Corporate Controller	2023	185,000	—	93,160	43,729	6,452	328,341
Kyle J. Udseth	2024	126,923	—	—	—	41,968	168,891
Former Chief Executive Officer(5)	2023	286,153	—	151,072	118,187	13,702	569,114
Eric Ingvaldson	2024	177,885	—	—	—	7,700	185,585
Former Chief Financial Officer(6)	2023	250,000	—	125,893	78,791	10,405	465,089

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

(2)	Represents amounts earned under the annual cash incentive plan for the year indicated.

(3)	See “All Other Compensation Table” below.

(4)	None of Messrs. Maskin, Childs, or Brennan were NEOs in 2023.

(5)	Mr. Udseth served as our Chief Executive Officer until May 17, 2024.

(6)	Mr. Ingvaldson served as our Chief Financial Officer until August 28, 2024.

(7)	Mr. Childs served as our Interim Chief Financial Officer from August 28, 2024 until March 6, 2025.

(8)	On December 10, 2024, Mr. Maskin entered into a new employment agreement which provides for an annual base salary of $295,000.

(9)	On December 9, 2024, Mr. Brennan entered into a new employment agreement which provides for an annual base salary of $275,000.

All Other Compensation Table

The following table provides a breakdown of information under the column “All Other Compensation” above.

		Employer Contributions to 401(k) Plan	Severance	Other	Total
Name	Year	($)	($)(1)	($)	($)
Scott Maskin	2024	9,660	—	1,500	11,160

Andrew Childs	2024	577	—	—	577

James Brennan	2024	4,206	—	—	4,206

Kristin Hlavka	2024	6,925	—	—	6,925
	2023	6,452	—	—	6,452
Kyle Udseth	2024	7,353	34,615	—	41,968
	2023	10,835		2,867	13,702
Eric Ingvaldson	2024	7,548	—	—	11,233
	2023	7,548		2,856	11,233

(1)	Mr. Udseth’s 2024 severance includes what was paid to him during 2024. He also received an additional $50,000 in 2025 as part of his separation from the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information as of December 31, 2024 concerning outstanding equity awards held as of such date by our NEOs, as adjusted for the April 2025 Reverse Stock Split:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
Scott Maskin	1	(2)	526

James Brennan	1	(2)	526

Kristin Hlavka	1	(3)	526
	1	(4)	526

(1)	Market value is calculated by multiplying the number of unvested units by $526.00, the closing price of our common stock on December 31, 2024, as adjusted for the April 2025 Reverse Stock Split.

(2)	RSUs vest in thirds on each of November 15, 2023, November 15, 2024 and November 15, 2025.

(3)	RSUs vested in full on March 20, 2025

(4)	RSUs vest in thirds on each of May 15, 2024, May 15, 2025, and May 15, 2026

EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements

On December 5, 2022, the Company entered into an Employment Agreement with each of Mr. Udseth and Mr. Ingvaldson. Mr. Udseth’s Employment Agreement provides for, among other things, an annual base salary of $300,000. Mr. Udseth’s Employment Agreement also provided for his participation in the Company’s employee bonus program with a potential bonus opportunity of up to 50% of his base salary, and Mr. Udseth’s participation in the Company’s employee benefit plans and programs.  Mr. Ingvaldson’s Employment Agreement provided for, among other things, an annual base salary of $250,000, Mr. Ingvaldson’s participation in the Company’s employee bonus program with a potential bonus opportunity of up to 40% of his base salary, and Mr. Ingvaldson’s participation in the Company’s employee benefit plans and programs.

Each of Mr. Udseth’s and Mr. Ingvaldson’s employment with the Company was on an at-will basis and continued until terminated by the Company, or resignation by the executive for any reason. Each of the Employment Agreements provided that upon termination of the executive’s employment, he is entitled to receive any base salary owed through his termination date and reimbursement of reasonable expenses incurred as of his termination date. If the executive’s employment is terminated by the Company for any reason other than Cause (as defined in the Employment Agreements) or disability, or by the executive for Good Reason (as defined in the Employment Agreements), in each case prior to a Change in Control (as defined in the change in control agreements referenced below), the executive would also be entitled to receive an amount equal to 50% of his annual base salary at that time, payable in equal installments over a six-month period.

Each Employment Agreement contained customary confidentiality provisions. It also provides that, while the executive is employed by us and for a period of six months thereafter, he will not engage in competitive business, subject to certain exceptions. The Employment Agreement also provides that, while the executive is employed by us and for a period of one year thereafter, he will not (i) solicit any customer or business partner of the Company; (ii) take any action intended to, or that has the effect of interfering with the Company’s relationship with any customer or business partner or otherwise resulting in a customer or business partner reducing or ceasing their business relationship with the Company; (iii) provide, to any customer with whom the executive had contact during employment or about whom he had access to confidential information, any products or services that are competitive with those that were offered by the Company during his employment with the Company; and (iv) directly or indirectly approach, solicit, entice, hire or attempt to approach, solicit entice or hire any employee of the Company to leave the employment of the Company.

Mr. Udseth’s Employment Agreement superseded and replaced the employment agreement, dated as of February 10, 2021, between Mr. Udseth and the Company, other than with respect to certain provisions as provided in Mr. Udseth’s Employment Agreement. Mr. Ingvaldson’s Employment Agreement supersedes and replaces the offer letter, dated as of September 16, 2022, between Mr. Ingvaldson and the Company.

Mr. Udesth’s employment with the Company ended in May 2024 upon his resignation from the Company, and no incentive or other bonus was earned or awarded under the terms of his employment contract, other than a mutually agreed upon $84,615 paid to Mr. Udseth upon his separation from the Company.

Mr. Ingvaldson’s employment with the Company ended in August 2024 upon his resignation from the Company, and no incentive or other bonus was earned or awarded under the terms of his employment contract.

Chief Executive Officer Employment Agreement

On December 10, 2024, the Board of Directors of the Company appointed its interim Chief Executive Officer, Scott Maskin, as the permanent Chief Executive Officer (“CEO”) of the Company. In connection with his appointment as the permanent CEO, the Company and Mr. Maskin entered into a written employment agreement (the “CEO Employment Agreement”) for a three-year term, which provides for a base annual salary of $295,000 (“Base Salary”), and Mr. Maskin shall be eligible for the potential bonus of up to fifty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

In addition, Mr. Maskin is entitled to participate in all employee benefit plans or programs offered by the Company to all its employees, subject to the eligibility requirements and terms of such plans or programs. Upon termination under the terms of the CEO Employment Agreement, Mr. Maskin shall be entitled to receive his Base Salary owed through the termination date, reimbursement of reasonable unpaid expenses incurred through such termination date.

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

Pursuant to his employment agreement, Mr. Maskin has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information and has agreed that work product or inventions developed or conceived by him while employed with the Company relating to its business is the Company’s property. In addition, during the term of his employment and for the 12 month period following his termination of employment for any reason, Mr. Maskin has agreed not to, among other provisions, (1) perform services on behalf of a competing business which was the same or similar to the types services he was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, or (3) solicit any actual or prospective customers with whom he had material contact on behalf of a competing business.

Chief Operating Officer Employment Agreement

On December 9, 2024, the Company and Mr. James Brennan entered into a written employment agreement in connection with Mr. Brennan’s employment as Chief Operating Officer (the “COO Employment Agreement”) for a three-year term, which provides for a base annual salary of $275,000 (“Base Salary”), and Mr. Brennan shall be eligible for the potential bonus of up to forty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

In addition, Mr. Brennan is entitled to participate in all employee benefit plans or programs offered by the Company to all its employees, subject to the eligibility requirements and terms of such plans or programs. Upon termination under the terms of the COO Employment Agreement, Mr. Brennan shall be entitled to receive his Base Salary owed through the termination date, reimbursement of reasonable unpaid expenses incurred through such termination date.

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

INCENTIVE COMPENSATION RECOVERY POLICY

The Board has adopted a Compensation Recovery Policy (the “Clawback Policy”), effective October 2, 2023, in compliance with the listing standards of Nasdaq. The Clawback Policy provides that promptly following an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws (including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period), the Compensation Committee will determine the amount of the excess of the amount of incentive-based compensation received by Section 16 officers during the three completed fiscal years immediately preceding the required restatement date over the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts. The Company will provide each such officer with a written notice of such amount and a demand for repayment or return. If such repayment or return is not made within a reasonable time, the Clawback Policy provides that the Company will recover the erroneously awarded compensation in a reasonable and prompt manner using any lawful method, subject to limited exceptions as permitted by Nasdaq listing standards.

PAY VERSUS PERFORMANCE

The following table sets forth additional compensation information of our Chief Executive Officer (referred to as our “PEO” in this section) and of the average of our other NEOs (the “Non-PEO NEOs”) along with total shareholder return and net loss for 2024, 2023 and 2022:

Year	Summary Compensation Table Total for 2024 PEO(1) ($)	Compensation Actually Paid to 2024 PEO(2) ($)	Summary Compensation Table Total for Former PEO(1)	Compensation Actually Paid to Former PEO(2)	Summary Compensation Table Total for Former PEO (1)	Compensation Actually Paid to Former PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs (1) ($)	Average Compensation Actually Paid to Non-PEO NEOs (2) ($)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return (3) ($)	Net Income (Loss) ($)
2024	274,864	247,511	168,891	24,495	—	—	178,963	133,557	0.0	(15,849,805)
2023	—	—	569,114	113,661	—	—	396,715	236,000	6.1	(8,132,167)
2022	—	—	837,238	912,428	189,118	194,131	680,236	528,915	24.3	(10,352,240)

(1)	For 2024, the PEO was Kyle Udseth until May 17, 2024, and Scott Maskin beginning May 17, 2024, and the Non-PEO NEOs were Eric Ingvaldson until August 28, 2024, Andy Childs beginning August 28, 2024, James Brennan, and Kristin Hlavka. For 2023, the PEO was Kyle Udseth, and the Non-PEO NEOs were Eric Ingvaldson and Kristin Hlavka. For 2022, the PEO was Roger H.D. Lacey until March 28, 2022, and Kyle Udseth, beginning March 28, 2022, and the Non-PEO NEOs were Eric Ingvaldson and Kristin Hlavka.

(2)	A reconciliation of Total Compensation from the Summary Compensation Table (“SCT”) to Compensation Actually Paid to our PEOs and our Non-PEO NEOs (as an average) is shown below:

(3)	Total shareholder return (“TSR”) as calculated is based on a fixed investment of $100 measured from the market close on December 31, 2021 through and including the end of the fiscal year for each year reported in the table.

Adjustments	2024 PEO ($)	Former PEO (Udseth) ($)	Average of Non-PEO NEOs ($)
Total 2024 Compensation from SCT	274,864	168,891	178,963
Subtraction: Stock Awards and Option Awards reported in SCT	—	—	—
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	—	—	—
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	(13,686)	—	(11,589)
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year*	(13,667)	(57,350)	(11,315)
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	(87,046)	(22,502)
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—	—
Compensation Actually Paid for 2024 (as calculated)	247,511	24,495	133,557

Adjustments	Former PEO (Udseth) ($)	Average of Non-PEO NEOs ($)
Total 2023 Compensation from SCT	569,114	396,715
Subtraction: Stock Awards and Option Awards reported in SCT	151,072	109,527
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	63,214	45,830
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	(264,304)	(69,747)
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year	(103,291)	(27,272)
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	—
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—
Compensation Actually Paid for 2023 (as calculated)	113,661	235,999

Adjustments	Former PEO (Udseth) ($)	Former PEO (Lacey) ($)	Average of Non-PEO NEOs ($)
Total 2022 Compensation from SCT	837,238	189,118	408,171
Subtraction: Stock Awards and Option Awards reported in SCT and value of “Acceleration of Stock Options and Restricted Stock Units” as reported in SCT under All Other Compensation*	455,696	30,380	243,670
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	530,886	35,393	140,095
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	—	—	—
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year	—	—	—
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	—	—
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—	—
Compensation Actually Paid for 2022 (as calculated)	912,428	194,131	304,596

Relationship between Pay and Performance

Our executive compensation program seeks to align executive officers’ long-term interests with those of our shareholders to incentivize a long-term increase in shareholder value, and therefore does not specifically align the Company’s performance measures with Compensation Actually Paid (“CAP”) (as defined by SEC rules) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following graphic descriptions of the relationships between information presented in the Pay Versus Performance table above, for each the three years ended December 31, 2024. The following graphs address the relationship between compensation “actually paid” as disclosed in the Pay vs. Performance Table for our PEOs and the average amounts for the non-PEO NEOs and (1) the Company’s cumulative TSR and (2) the Company’s net income (loss).

Compensation Actually Paid vs TSR

Compensation Actually Paid vs Net Income (Loss)

DIRECTOR COMPENSATION

In 2024, the annual compensation payable to non-employee directors of the Board, payable on a quarterly basis on the first day, or as soon as practicable after the first day, of each quarter:

●	$30,000 cash retainer for all non-employee directors;

●	$7,500 additional cash retainer to each chair of a committee of the Board;

●	$5,000 additional cash retainer for service on each committee of the Board, excluding the chair of such committee; and

●	$15,000 additional cash retainer to the chair of the Board.

While non-employee directors received an annual grant of RSUs in 2022, the RSU grant initially intended for 2023 was not made until early 2024. As a result, our non-employee directors did not receive any equity awards in 2023. During 2024, the Company effected two reverse stock splits and the shares available in the 2022 Equity Incentive Plan proportionally decreased as a result. As a result, there were no longer enough available shares to do meaningful equity awards and the Company did not grant any equity awards to directors in 2024.

The following table sets forth summary information concerning the compensation earned by our directors for the fiscal year ended December 31, 2024. Compensation paid to or earned by Mr. Maskin and Mr. Udseth, who served as a director and was an NEO during the fiscal year ended December 31, 2024, is set forth in the Summary Compensation Table.

	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Non-Equity Incentive Plan Compensation	Total
Name	($)	($)	($)	($)	($)
Marilyn S. Adler	22,500	8,850	—	—	31,350
Thomas J. Holland	23,750	8,850	—	—	32,600
Spring Hollis	11,875	—	—	—	11,875
Scott M. Honour	26,563	8,850	—	—	35,413
Henry Howard	23,750	—	—	—	23,750
Roger C. Lacey	45,000	8,850	—	—	65,100
Kevin O’Connor	23,750	—	—	—	23,750
Randall D. Sampson	21,250	—	—	—	21,250

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth certain information regarding the beneficial ownership of the Company’s voting stock and Common Stock by (i) each person known by the Company to beneficially own more than 5% of our voting stock or Common Stock, (ii) each current executive officer and director of the Company, (iii) each of the Named Executive Officers of the Company for the fiscal year ended December 31, 2024, and (iv) all current executive officers and directors of the Company as a group, in each case based upon information available to the Company as of December 31, 2024. Percentage ownership is based on 3,406,614 shares of our common stock outstanding as of April 25, 2024. Unless otherwise noted, the address of each person is 171 Remington Boulevard, Ronkonkoma, NY 11779.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of Common Stock issuable upon the exercise of options, warrants, preferred stock, and other securities that are immediately exercisable or convertible, or exercisable or convertible within 60 days of April 25, 2025. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock
Roger H.D. Lacey	11	*
Scott Maskin	23	*
Spring Hollis	14	*
Henry Howard	—	—
Kevin O’Connor	2	*
James Brennan	14	*
Kristin Hlavka(1)	2	*
Andrew Childs(2)	—	—
Kyle Udseth(3)	—	—
Eric Ingvaldson(4)	—	—
All current executive officers and directors as a group (7 persons)	66	*

*	Less than one percent
(1)	Includes 1 shares held by Ms. Hlavka directly and 1 RSUs that vest within 60 days of April 25, 2025.

(2)	Based on information available to the Company. Mr. Childs, the Company’s former Interim Chief Financial Officer, was a Named Executive Officer of the Company during the fiscal year ended December 31, 2024.

(3)	Based on information available to the Company. Mr. Udseth, the Company’s former Chief Executive Officer, was a Named Executive Officer of the Company during the fiscal year ended December 31, 2024.
(4)	Based on information available to the Company. Mr. Ingvaldson, the Company’s former Chief Financial Officer, was a Named Executive Officer of the Company during the fiscal year ended December 31, 2024.

SELECTED FINANCIAL DATA

On April 3, 2025, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-200 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range. Additionally, the shareholders also approved an increase in authorized shares to 1,000,000,000 shares. On April 9, 2025, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-200 ratio (the “April Reverse Stock Split”) and approved an amendment to its Certificate of Incorporation. Effective April 16, 2025, the Company amended its Certificate of Incorporation to implement a one-for-two hundred reverse stock split. As a result of the reverse stock split, at 12:01 a.m. Eastern Time on April 21, 2025, every 200 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the reverse stock split, and any fractional shares that would have resulted from the reverse stock split were rounded up to the nearest whole share.

We have not restated any prior financial statements or financial information incorporated by reference in this Annual Report on Form 10-K/A to reflect the reverse stock split. The following selected financial data is based on common stock and per share data from our Annual Report on Form 10-K for the year ended December 31, 2024 as retrospectively adjusted to reflect the reverse stock split.

	Year Ended December 31
	2024	2023
Weighted average shares outstanding - basic and diluted	2,714	67
Loss per share from continuing operations - basic and diluted	$(10,110.93)	$(103,916.17)
Loss per share from discontinued operations - basic and diluted	$-	$(17,852.82)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SUNation Acquisition

On November 9, 2022, the Company acquired all of the issued and outstanding equity of SUNation Solar Systems, Inc. and five of its affiliated entities (“SUNation”), directly or indirectly from SUNation’s owners, which included Scott Maskin and James Brennan (with the other two owners, Scott Sousa and Brian Karp, collectively, the “Sellers”). Mr. Maskin was appointed a director of the Company and the Senior Vice President and General Manager, New York Division, of the Company, received 3 shares (513,300 shares prior to the reverse stock splits) of Company common stock as consideration in the transaction and was granted an inducement award of 1 restricted stock unit (69,091 restricted stock units prior to the reverse stock splits) in connection with his employment with the Company. Mr. Brennan was appointed Senior Vice President, Corporate Development, of the Company, received 3 shares (494,007 shares prior to the reverse stock splits) of Company common stock as consideration in the transaction and was granted an inducement award of 3 restricted stock units (65,455 restricted stock units prior to the reverse stock splits) in connection with his employment with the Company.

The terms of Mr. Maskin’s and Mr. Brennan’s current Employment Agreements are set forth above under “Employment Agreements.”

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

The Short-Term Note was paid in full on June 1, 2023. The Long-Term Note was unsecured and initially matured on November 9, 2025. On April 10, 2025, the original Long-Term Note was amended and restated as follows: The principal amount of $5,486,000 previously due and payable under the original Long Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the “Maturity Date”), and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable over a period of 24 months beginning in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

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

DIRECTOR INDEPENDENCE

Under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors has affirmatively determined that, as currently constructed, all of our directors, except for Mr. Maskin, are independent directors within the meaning of the applicable Nasdaq listing standards. Messrs. Udseth and Lacey, were not deemed to be independent directors during 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by UHY for professional services for the years ended December 31, 2024 and 2023:

Fee Category	2024	2023
Audit Fees	$745,850	$467,875
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$745,850	$467,875

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

Audit and Finance Committee Pre-Approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit and Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services. All of the services described above for 2024 and 2023 were pre-approved by the Audit and Finance Committee before UHY, were engaged to render the services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

The following Consolidated Financial Statements of SUNation Energy, Inc. and subsidiaries appear at pages 44 to 84 in the Original Filing:

●	Report of Independent Registered Public Accounting Firm

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2024 and 2023

●	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

●	Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules

The schedules have been omitted as the required information is inapplicable or the information is otherwise included in the Original Filing.

(a)(3) Exhibits

See Exhibit Index, which is incorporated herein by reference.

Regulation S-K
Reference		Title of Document	Location
1.1		Form of Placement Agency Agreement, dated February 27, 2025, between the Company and Roth Capital Partners, LLC	Filed as Exhibit 1.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
2.1	#	Agreement and Plan of Merger, dated March 1, 2021, by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on March 3, 2021 and incorporated herein by reference.
2.2	#	Amendment No. 1 to Agreement and Plan of Merger dated December 16, 2021 by and among Communications Systems, Inc., Helios Merger Co., Pineapple Energy LLC, Lake Street Solar LLC, and Randall D. Sampson	Filed as Exhibit 2.1 to the Form 8-K filed on December 20, 2021 and incorporated herein by reference.
2.3	#	Transaction Agreement, dated November 9, 2022, by and among Pineapple Energy Inc., Solar Merger Sub, LLC, Scott Maskin, James Brennan, Scott Sousa, Brian Karp and Scott Maskin as representative of each seller, including the forms of the Plan of Merger, the Pledge and Security Agreement, the Short-Term Limited Recourse Secured Promissory Note and the Long-Term Promissory Note	Filed as Exhibit 2.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
3.1		Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.

3.2		Bylaws SUNation Energy, Inc.	Filed as Exhibit 3.2 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.
3.3		Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Communications Systems, Inc. (n/k/a Pineapple Energy Inc.) filed on March 25, 2022	Filed as Exhibit 3.2 to Form 8-K filed on March 25, 2022 and incorporated herein by reference.
3.4		Certificate of Designation of Series B Preferred Stock, dated May 14, 2024	Filed as Exhibit 3.1 to Form 8-K filed on May 17, 2024 and incorporated herein by reference.
3.5		Statement of Cancellation of the Certificate of Designation of Series B Preferred Stock, effective as of August 14, 2024	Filed as Exhibit 3.7 to Form 10-Q filed on August 19, 2024 and incorporated herein by reference.
3.6		Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Filed as Exhibit 3.1 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
3.7		Certificate of Correction to Certificate of Designation	Filed as Exhibit 3.1 to Form 8-K filed on September 26, 2024 and incorporated herein by reference.
3.8		Certificate of Designation of Series D Preferred Stock	Filed as Exhibit 3.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
3.9		Amended Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on April 3, 2025 and incorporated herein by reference.
4.1		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed as Exhibit 4.1 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
4.2		Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.3		Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.4		Form of Series A Warrant	Filed as Exhibit 4.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
4.5		Form of Series B Warrant	Filed as Exhibit 4.2 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
4.6		Form of Pre-Funded Warrant	Filed as Exhibit 4.3 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
10.1	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan, as amended	Filed as Appendix B to the 2023 Annual Meeting of Shareholders on Schedule 14A filed on November 3, 2023 and incorporated herein by reference.
10.2		Amended and Restated Securities Purchase Agreement dated as of September 15, 2021, between Communications Systems, Inc. and the PIPE Investors	Filed as Exhibit 10.1 to the Form 8-K filed on September 15, 2021 and incorporated herein by reference.
10.3		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.

10.4	#	Amendment No. 1 to Asset Purchase Agreement dated December 16, 2021 by and among Hawaii Energy Connection, LLC and E-Gear, LLC as Seller, Steven P. Godmere as Seller Representative, Pineapple Energy LLC as Buyer.	Filed as Exhibit 10.18 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.5	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.6	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.7	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.8	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.9	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.10	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Eric Ingvaldson and Pineapple Energy Inc., dated as of October 11, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on October 11, 2022 and incorporated herein by reference.
10.11	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.12	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.13		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.14	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.3 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.15	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Kyle Udseth	Filed as Exhibit 10.4 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.16	*	Employment Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.5 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.17	*	Change in Control Agreement, dated as of December 5, 2022, between Pineapple Energy Inc. and Eric Ingvaldson	Filed as Exhibit 10.6 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.18		Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.	Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.19		Pineapple Holdings, Inc. Warrant to Purchase Common Stock, Date of Issuance March 28, 2022.	Filed as Exhibit 10.6 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.

10.20	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.21		Form of Stock Transfer Agreement dated as of January 24, 2022.	Filed as Exhibit 10.3 to Registration Statement on Form S-3 filed on February 22, 2022 and incorporated herein by reference.
10.22		Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance, LLC	Filed as Exhibit 10.1 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.23		Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent	Filed as Exhibit 10.2 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.24		First Amendment to Contingent Value Rights Agreement, dated March 27, 2024, by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.	Filed as Exhibit 10.46 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
10.25		Form of Securities Purchase Agreement between Pineapple Energy, Inc. and each purchaser identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.
10.26		Form of Waiver and Amendment	Filed as Exhibit 10.2 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.
10.27		Subscription and Investment Representation Agreement, dated April 23, 2024, by and between Pineapple Energy Inc. and Lake Street Solar, LLC	Filed as Exhibit 10.1 to Form 8-K filed on May 17, 2024 and incorporated herein by reference.
10.28		Form of Limited Waiver and Amendment	Filed as Exhibit 10.1 to Form 8-K filed on May 22, 2024 and incorporated herein by reference.
10.29	*	Separation Agreement between Kyle Udseth and Pineapple Energy Inc. dated May 19, 2024	Filed as Exhibit 10.2 to Form 8-K filed on May 23, 2024 and incorporated herein by reference.
10.30	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through July 19, 2024	Filed as Exhibit 10.1 to Form 8-K filed on July 25, 2024 and incorporated herein by reference.
10.31		Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.1 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.32		Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.33		Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.3 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.34		Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.4 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.35		Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC. Security	Filed as Exhibit 10.5 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.

10.36		Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.6 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.37		First Amendment to Revenue Loan and Security Agreement, dated July 22, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.7 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.38		Amendment and Joinder to Subordination Agreement, dated July 22, 2024 among Pineapple Energy Inc., Decathlon Growth Credit, LLC, Hercules Capital, Inc., and MBB Energy, LLC and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.8 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.39		Consent and Amendment No. 3 to Loan and Security Agreement, dated July 22, 2024 by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement	Filed as Exhibit 10.9 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.40		Offer Letter dated August 28, 2024, between Pineapple Energy Inc. and Andrew Childs	Filed as Exhibit 10.1 to Form 8-K filed on September 4, 2024 and incorporated herein by reference.
10.41		Amended and Restated Convertible Secured Credit Note, dated September 9, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.42		Form of Securities Exchange Agreement between Pineapple Energy, Inc. and the holder signatory hereto	Filed as Exhibit 10.3 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.43		Second Amended and Restated Convertible Secured Credit Note, dated September 23, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 26, 2024 and incorporated herein by reference.
10.44		At The Market Offering Agreement dated as of October 21, 2024, between Pineapple Energy Inc. and Roth Capital Partners, LLC	Filed as Exhibit 10.1 to Form 8-K filed on October 21, 2024 and incorporated herein by reference.
10.45		Second Amendment to Revenue Loan and Security Agreement, dated September 12, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.15 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.46		Consent and Amendment No. 4 to Loan and Security Agreement, dated September 20, 2024, by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement	Filed as Exhibit 10.16 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.47		Amendment to Secured Credit Note, dated November 1, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.19 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.48		Amendment to Second Amended and Restated Convertible Secured Credit Note; and to the Credit Agreement, dated November 1, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.20 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.49	*	Employment Agreement, dated December 9, 2024, between SUNation Energy Inc. and Scott Maskin	Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.

10.50	*	Employment Agreement, dated December 9, 2024, between SUNation Energy, Inc. and Jim Brennan	Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.
10.51		Second Amendment to Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative, dated December 30, 2024	Filed as Exhibit 10.1 to Form 8-K filed on January 7, 2025 and incorporated herein by reference.
10.52		Form of Securities Purchase Agreement, dated February 27, 2025, between the Company and purchasers identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
10.53		Amended and Restated Long-Term Senior Secured Promissory Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed as Exhibit 10.53 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.54		Pledge and Security Agreement, dated April 10, 2025, by and between SUNation Energy, Inc. and Scott Maskin and James Brennan	Filed as Exhibit 10.54 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.55		Senior Secured Contingent Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed as Exhibit 10.55 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.56		Subordination and Intercreditor Agreement among SUNation Energy, Inc., Scott Maskin and James Brennan	Filed as Exhibit 10.56 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
21		Subsidiaries of the Registrant	Filed as Exhibit 21 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
23.1		Consent of Independent Registered Public Accounting Firm	Filed as Exhibit 23.1 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
24		Power of Attorney	Included on the signature page.
31.1		Certification of Chief Executive Officer	Filed as Exhibit 31.1 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
31.2		Certification of Chief Financial Officer	Filed as Exhibit 31.2 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
31.3		Certification of Chief Executive Officer	Filed herewith.
31.4		Certification of Chief Financial Officer	Filed herewith.
32		Certification under USC § 1350	Filed as Exhibit 32 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
97		Pineapple Energy Inc. Compensation Recovery Policy	Filed as Exhibit 97 to Form 10-K filed on April 1, 2024 and incorporated herein by reference.
101 .INS		Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF		Inline XBRL Taxonomy Definition Linkbase Document
101 LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601. SUNation Energy agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNATION ENERGY, INC.

	By	/s/ Scott Maskin
Scott Maskin
Date: April 30, 2025		Chief Executive Officer