Form 10-Q
period 2025-03-31
SUNation Energy, Inc.
filed 2025-05-15
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______to  _____

Commission File Number: 001-31588

SUNATION ENERGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0957999
(State or other jurisdiction of incorporation or organization)	(Federal Employer Identification No.)

171 Remington Boulevard, Ronkonkoma, NY 11779	11779
(Address of principal executive offices)	(Zip Code)

(952) 996-1674

Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	SUNE	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 12, 2025	3,406,614

SUNATION ENERGY, INC.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31	December 31
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$1,447,329	$839,268
Restricted cash and cash equivalents	292,901	312,080
Trade accounts receivable, less allowance for
credit losses of $215,738 and $240,817, respectively	3,927,676	4,881,094
Inventories, net	2,512,552	2,707,643
Related party receivables	23,739	23,471
Prepaid expenses	1,383,296	1,587,464
Costs and estimated earnings in excess of billings	692,821	560,648
Other current assets	264,875	198,717
TOTAL CURRENT ASSETS	10,545,189	11,110,385
PROPERTY, PLANT AND EQUIPMENT, net	1,164,610	1,238,898
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Operating lease right of use asset	3,600,546	3,686,747
Intangible assets, net	11,661,458	12,220,833
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	32,717,873	33,363,449
TOTAL ASSETS	$44,427,672	$45,712,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,514,331	$8,032,769
Accrued compensation and benefits	817,585	796,815
Operating lease liability	329,793	321,860
Accrued warranty	183,375	350,013
Other accrued liabilities	1,375,025	1,055,995
Accrued loss contingencies	342,216	1,300,000
Income taxes payable	19,686	5,071
Refundable customer deposits	1,426,398	1,870,173
Billings in excess of costs and estimated earnings	298,173	444,310
Contingent value rights	292,901	312,080
Earnout consideration	2,110,896	2,500,000
Contingent forward contract	5,406,033	—
Current portion of loans payable	351,249	3,139,113
Current portion of loans payable - related party	806,154	6,951,563
Embedded derivative liability	—	82,281
TOTAL CURRENT LIABILITIES	20,273,815	27,162,043
LONG-TERM LIABILITIES:
Loans payable and related interest	1,248,397	6,531,650
Loans payable and related interest - related party	4,712,780	—
Operating lease liability	3,385,783	3,471,623
TOTAL LONG-TERM LIABILITIES	9,346,960	10,003,273
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 1 and no shares issued and outstanding, respectively	1	—

Common stock, par value $0.05 per share; 125,000 shares authorized;
81,391 and 9,343 shares issued and outstanding, respectively(1)	4,070	467
Additional paid-in capital(1)	61,198,304	51,445,995
Accumulated deficit	(46,395,478)	(42,899,046)
TOTAL STOCKHOLDERS' EQUITY	14,806,897	8,547,416
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,427,672	$45,712,732

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025, the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2025	2024
Sales	$12,636,638	$13,219,197
Cost of sales	8,205,313	8,413,749
Gross profit	4,431,325	4,805,448
Operating expenses:
Selling, general and administrative expenses	6,039,298	6,629,027
Amortization expense	559,375	709,375
Fair value remeasurement of SUNation earnout consideration	—	(350,000)
Total operating expenses	6,598,673	6,988,402
Operating loss	(2,167,348)	(2,182,954)
Other (expense) income:
Investment and other income	48,165	45,841
Gain on sale of assets	—	6,118
Fair value remeasurement of warrant liability	—	3,728,593
Fair value remeasurement of contingent forward contract	109,492	—
Fair value remeasurement of contingent value rights	19,179	376,085
Financing fees	(576,594)	—
Interest expense	(571,240)	(764,870)
Loss on debt extinguishment	(343,471)	—
Other (expense) income, net	(1,314,469)	3,391,767
Net (loss) income before income taxes	(3,481,817)	1,208,813
Income tax expense	14,615	6,162
Net (loss) income	(3,496,432)	1,202,651

Deemed dividend on extinguishment of Convertible Preferred Stock	—	(751,125)
Deemed dividend on modification of PIPE Warrants	—	(10,571,514)
Net loss attributable to common shareholders	$(3,496,432)	$(10,119,988)

Basic net loss per share(1)	$(106.71)	$(38,414.84)
Diluted net loss per share(1)	$(106.71)	$(38,414.84)

Weighted Average Basic Shares Outstanding(1)	32,766	263
Weighted Average Dilutive Shares Outstanding(1)	32,766	263

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025, the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Three Months Ended March 31, 2025

	Redeemable Convertible		Series A Convertible		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2024	—	$—	—	$—	—	$—	9,343	$467	$51,445,995	$(42,899,046)	$8,547,416
Net loss	—	—	—	—	—	—	—	—	—	(3,496,432)	(3,496,432)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	4	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	9,825	492	8,481,400	—	8,481,892
Issuance of common stock under pre-funded warrant exercises	—	—	—	—	—	—	55,392	2,770	8,308	—	11,078
Issuance of Series D Preferred Stock	—	—	—	—	1	1	—	—	(1)	—	—
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	—	—	—	—	6,065	304	880,452	—	880,756
Share based compensation	—	—	—	—	—	—	—	—	30,815	—	30,815
BALANCE AT MARCH 31, 2025	—	$—	—	$—	1	$1	81,391	$4,070	$61,198,304	$(46,395,478)	$14,806,897

For the Three Months Ended March 31, 2024

	Redeemable Convertible		Series A Convertible		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock			Common Stock			Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount		Shares(1)	Amount(1)		Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—		68		$3	$47,490,197	$(27,081,411)	$20,436,789
Net loss	—	—	—	—	—	—		—		—	—	1,202,651	1,202,651
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—		—		—	1,040	—	1,040
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—		1		—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	18	—	1	918,987	—	918,988
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—	—	(30,940,875)	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—	—	(751,125)	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—	—	(10,592,220)	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(7,403)	(8,386,387)	—	—	—	—	—	343	—	17	8,386,370	—	8,386,387
Share based compensation	—	—	—	—	—	—		—		—	197,306	—	197,306
Other share retirements	—	—	—	—	—	—		—		—	(31,037)	28,172	(2,865)
BALANCE AT MARCH 31, 2024	20,597	$23,333,613	—	$—	—	$—		430		$21	$14,678,643	$(25,850,588)	$(11,171,924)

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025, the reverse stock split of the common stock at a ratio of 1-for-50 that became effective October 17, 2024 and the reverse stock split of the common stock at a ratio of 1-for-15 that became effective June 12, 2024. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,496,432)	$1,202,651
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	627,315	801,792
Share based compensation	30,815	197,306
Credit loss provision	(25,079)	38,501
Fair value remeasurement of earnout consideration	—	(350,000)
Fair value remeasurement of warrant liability	—	(3,728,593)
Fair value remeasurement of contingent forward contract	(109,492)	—
Fair value remeasurement of contingent value rights	(19,179)	(376,085)
Loss on extinguishment of debt	343,471	—
Gain on sale of assets	—	(6,118)
Interest and accretion expense	571,241	764,870
Changes in assets and liabilities:
Trade accounts receivable	978,228	14,894
Inventories	195,091	641,301
Income taxes	14,615	6,162
Other assets, net	12,186	(184,227)
Accounts payable	(941,847)	(684,194)
Accrued compensation and benefits	20,770	(48,386)
Customer deposits	(443,775)	(293,877)
Other accrued liabilities	(62,478)	(191,396)
Accrued interest	(1,098,799)	(453,881)
Net cash used in operating activities	(3,403,349)	(2,649,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(5,594)
Proceeds from the sale of property, plant and equipment	—	6,118
Net cash provided by investing activities	—	524
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments against loans payable	(9,401,939)	(372,299)
Payments related to equity issuance costs	(1,568,099)	(81,012)
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	9,473,398	1,000,000
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	11,078	—
Proceeds from the issuance of contingent forward contract	5,515,525	—
Proceeds from the issuance of common stock under at-the-market offering	351,372	—
Proceeds from issuance of common stock, net of shares withheld	—	1,040
Payment of contingent consideration related to acquisition	(389,104)	—
Purchase of common stock	—	(2,865)
Net cash provided by financing activities	3,992,231	544,864
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	588,882	(2,103,892)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,151,348	5,396,343
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,740,230	$3,292,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,077,033	$416,504
NONCASH FINANCING AND INVESTING ACTIVITIES:
Loss on extinguishment of debt	(343,471)	—

Issuance of common stock for the settlement of loss contingencies	880,756	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	—	11,322,639
Conversion of redeemable convertible preferred stock to common stock	—	8,386,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.

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

Our current business units, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation”) are engaged in the design, installation, and maintenance of solar energy systems across residential, commercial, and municipal sectors. Our team specializes in providing tailored solar solutions that meet the specific energy needs of each client, ensuring both efficiency and sustainability. In addition to our core solar services, we also offer energy storage systems to optimize energy use and increase reliability. Our New York business unit further integrates a broader range of services, including residential roofing solutions, to ensure seamless solar installations and long-term durability. Additionally, we provide community solar services that allow groups of individuals, businesses, or organizations to share the benefits of a single solar array, making renewable energy accessible to more people in the community.

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

As a result of the June Reverse Stock Split on the June Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the June Reverse Stock Split, and any fractional shares that would have resulted from the June Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the June Reverse Stock Split ratio.

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

As a result of the October Reverse Stock Split on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio.

April 2025 Reverse Stock Split

On April 3, 2025, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-200 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range. Additionally, the shareholders also approved an increase in authorized shares to 1,000,000,000 shares.

On April 9, 2025, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-200 ratio (the “April Reverse Stock Split”) and approved an amendment (“April Reverse Stock Split Amendment”) to its Certificate of Incorporation to effect the April Reverse Stock Split.

On April 16, 2025, the Company amended its Certificate of Incorporation to implement the April Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on April 21, 2025 (the "April Effective Date").

As a result of the April Reverse Stock Split on the April Effective Date, every 200 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the April Reverse Stock Split, and any fractional shares that would have resulted from the April Reverse Stock Split were rounded up to the nearest whole share. The number of shares of common stock outstanding was reduced from 672,799,910 to 3,406,614.

Effective as of the same time as the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively known as the “Reverse Stock Splits”), the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

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

The following table illustrates changes in common stock (in number of shares and dollar amount) and additional paid-in-capital, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	64,154,286	(64,153,856)	430
Common Stock amount	$3,207,714	$(3,207,693)	$21
Additional Paid-in-Capital	$11,470,950	$3,207,693	$14,678,643

	December 31, 2023			December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	13,663	(13,595)	68	1,868,638	(1,859,295)	9,343
Common Stock amount	$683	$(680)	$3	$93,432	$(92,965)	$467
Additional Paid-in-Capital	$47,489,517	$680	$47,490,197	$51,353,030	$92,965	$51,445,995

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	39,410,206	(39,409,943)	263
Loss per share from continuing operations - basic and diluted	$(0.26)	$(38,414.58)	$(38,414.84)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024 included on the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025. The accompanying condensed consolidated balance sheet at December 31, 2024 has been derived from the audited balance sheet at December 31, 2024 contained in the above-referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or market inventory adjustments, fair value measurements, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $370,986 and $368,138 as of March 31, 2025 and December 31, 2024, respectively. The $292,901 of restricted cash and cash equivalents on the balance sheet as of March 31, 2025 are funds that can only be used to support the legacy CSI business, and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the SUNation Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $215,584 and $226,439 at March 31, 2025 and December 31, 2024, respectively.

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

Derivative Liabilities

The Company evaluates its contracts to determine if those contracts qualify as derivatives under ASC 815. For derivative financial instruments that are accounted for as liabilities, including the Company’s contingent forward contract, the derivative instrument is initially recorded at its fair value and is then subsequently remeasured to fair value on each balance sheet date thereafter. Any changes in fair value are recorded in other income (expense) in the condensed consolidated statements of operations in the period of change.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,322,639 in deemed dividends during the three months ended March 31, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three months ended March 31, 2025 and March 31, 2024. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares and convertible debt using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both March 31, 2025 and 2024. Warrants totaling 0 and 1,570 and restricted stock units totaling 5 and 6 would have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended March 31
	SUNation		HEC
	2025	2024	2025	2024
Residential contracts	$7,896,122	$8,131,708	$2,738,800	$3,227,879
Commercial contracts	1,275,888	997,193	—	—
Service revenue	372,544	624,069	353,284	238,348
Software revenue	—	—	—	—
Other	—	—	—	—
	$9,544,554	$9,752,970	$3,092,084	$3,466,227

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended March 31
	SUNation		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$8,268,666	$8,755,777	$3,092,084	$3,466,227
Performance obligations satisfied over time	1,275,888	997,193	—	—
	$9,544,554	$9,752,970	$3,092,084	$3,466,227

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $692,821 and $560,648 at March 31, 2025 and December 31, 2024, respectively. Contract liabilities were $1,724,571 and $2,314,483 at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, $0 in contract assets and $1,681,228 within contract liabilities as of December 31, 2024 has been recognized within cash and revenue, respectively.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024

Billings to date	$577,002	$3,055,354

Costs incurred on uncompleted contracts	202,295	1,120,213
Estimated earnings	76,534	1,490,831
Cost plus estimated earnings	278,829	2,611,044

Billings in excess of costs plus estimated earnings on uncompleted contracts	$298,173	$444,310

Costs and estimated earnings in excess of billings as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024

Costs incurred on uncompleted contracts	$2,575,623	$1,233,151
Estimated earnings	2,419,974	1,219,234
Total costs and estimated earnings	4,995,597	2,452,385
Billings to date	4,302,776	1,891,737
Costs and estimated earnings in excess of billings on uncompleted contracts	$692,821	$560,648

NOTE 5 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		March 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(6,238,542)	$—	$11,661,458
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,888,542)	$(750,000)	$11,661,458

		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(5,679,167)	$—	$12,220,833
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,329,167)	$(750,000)	$12,220,833

Amortization expense on these identifiable intangible assets was $559,375 and $709,375 during the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q2 - Q4 2025	$1,678,125
2026	2,237,500
2027	2,237,500
2028	2,237,500
2029	2,237,500
Thereafter	1,033,333
Total	$11,661,458

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Loan Payable

Pineapple Energy LLC had a loan in an original amount of $7,500,000 payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrued interest at 10%, payable-in-kind (“PIK”) and was initially due and payable on December 10, 2023. There were no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

On May 31, 2023, the Term Loan Agreement was further amended (the “Second Amendment”), primarily for the purpose of obtaining consent for the senior financing from Decathlon Specialty Finance, LLC (the “Decathlon Financing”), the proceeds of which were partially applied to repay $1,500,000 of the principal amount of the term loan. At the time of the Second Amendment and prior to the repayment, the aggregate remaining balance of the term loan, including principal and interest, was $3,375,742. The Second Amendment also extended the maturity date of the term loan to June 2, 2027 and set the interest rate at ten percent (10.0%) payable monthly and removing the PIK interest. After giving effect to the Second Amendment, the aggregate remaining principal balance of $1,875,742 along with interest is payable in equal monthly installments of principal and interest beginning on July 3, 2023 and continuing on the first business day of each month thereafter. The Second Amendment represented a modification under ASC 470-50 as the original loan agreement and the amended agreement are not substantially different.

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

At December 31, 2024, the combined loan and accrued interest balance was $680,513. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt discount and debt issuance costs, was $682,955 and the aggregate remaining balance of the Term Loan, including principal and interest, was $1,230,555; however, the parties to the Term Loan Agreement agreed to a reduced aggregate repayment amount of $1,138,263, if voluntarily repaid early in full. On March 3, 2025, the Company repaid the remaining balance of this loan in full using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 9, Equity, for further details). As a result of this complete repayment, the Term Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Term Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a loss on extinguishment of debt of $455,308 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, less unamortized debt discount and debt issuance costs.

Interest and accretion expense was $100,450 and $202,829 for three months ended March 31, 2025 and 2024, respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

Decathlon Fixed Loan

On June 1, 2023, the Company entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Specialty Finance, LLC (“Decathlon”). The Loan Agreement provided for a loan facility for the Company in the maximum amount of $7.5 million with a maturity date of June 1, 2027 (the “Decathlon Fixed Loan”), with the full amount being advanced to the Company upon execution of the Loan Agreement. The Decathlon Fixed Loan contained customary conditions, representations and warranties, affirmative and negative covenants, mandatory prepayment provisions and events of default. The advances were secured by all present and hereafter acquired property of the Company.

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

The Decathlon Fixed Loan was repayable in fixed monthly payments, which generally aggregate to $960,000 that was paid in 2023, $2,220,000 that was paid in 2024, $2,580,000 payable in 2025, $2,760,000 payable in 2026 and $3,480,000 payable in 2027 to the maturity date. All outstanding advances and interest under the Loan Agreement were scheduled to be due at maturity on June 1, 2027 (unless accelerated upon a change of control or the occurrence of other events of default). Interest accrued on the amounts advanced pursuant to the Loan Agreement at such rate as is necessary to generate an amount equal to the Minimum Interest, which was defined in the Loan Agreement as the following multiple of the advanced amount depending on the period during which all amounts due under the Loan Agreement were paid: (i) 0.25 times if on or before 12 months after the Effective Date (as defined in the Loan Agreement); (ii) 0.35 times if after 12 months and on or before 24 months after the Effective Date; (iii) 0.50 times if after 24 months and on or before 36 months after the Effective Date; and 0.60 times if after 36 months after the Effective Date. The Company could at its option prepay the advance(s) and accrued but unpaid interest from time to time without penalty or premium (other than payment of the Minimum Interest (as defined in the Loan Agreement)).

The Company incurred an aggregate of $348,065 in debt issuance costs that were recorded as a discount and were amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At December 31, 2024, the combined loan and accrued interest balance was $6,586,325, and the unamortized debt issuance costs balance was $173,193. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt issuance costs, was $6,435,999 and the aggregate balance, together with accrued principal and interest, remaining under the Loan Agreement was $6,740,516; however, the parties to the Loan Agreement agreed to a reduced aggregate repayment amount of $6,229,875 if voluntarily repaid early in full. On March 3, 2025, the Company repaid the remaining balance of this loan in full using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 9, Equity, for further details). As a result of this complete repayment, the Decathlon Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a gain on extinguishment of debt of $230,924 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest expense of $232,866 and $389,457 for the three months ended March 31, 2025 and 2024, respectively.

SUNation Long-Term Note

In connection with the SUNation acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. Interest was due annually on each December 31st. The Company was unable to make the second and third interest payments totaling $250,703 and $460,194 due on December 31, 2023 and 2024, respectively. The Company was required to make a principal payment of $2,740,000 on November 9, 2024. The Company was not permitted to make any payments under the Long-Term Note unless Decathlon had provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note had subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and had agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note was subject to Decathlon’s prior written consent. As the debt was part of the SUNation purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

On March 13, 2025, the Company paid the previously unpaid interest totaling $710,897, after the Decathlon debt was paid in full. As noted above, the Company paid the Decathlon debt in full on March 3, 2025 and no longer had to receive written consent to make these payments. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter.

The balance of Long-Term Note recorded at March 31, 2025 and December 31, 2024 was $5,518,934 and $6,076,978, respectively. Interest and accretion expense related to the notes totaled $152,852 and $152,855 for the three months ended March 31, 2025 and 2024 respectively.

Conduit Capital Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from Conduit Capital U.S. Holdings LLC (“Conduit”), an unaffiliated lender (the “Original Conduit Note”). On such date, Conduit loaned the principal sum of $500,000 to the Company on an original issue (“OID”) basis of 20% and accordingly, Conduit advanced $400,000 to the Company (the “Initial Conduit Loan”). The loans due to Conduit accrued interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the Conduit Maturity Date (as defined below) would satisfy the interest accrual on the loans from initial issuance to the Conduit Maturity Date. The Company may request that Conduit provide additional advances for working capital on identical terms, conditions and interest rate as the Initial Conduit Loan on an OID basis, up to an aggregate principal sum of $500,000, and Conduit had the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans were secured by a pledge of all of the Company’s assets. As a condition to such loan(s), the Company agreed to cause the nomination of a designee of Conduit for election to its Board of Directors.

The loans due to Conduit were scheduled to become due on July 21, 2025 (the “Conduit Maturity Date”). In accordance with the terms of the loan agreements with Conduit, if the Company consummated one or more equity offerings prior to the Conduit Maturity Date in which it derived aggregate gross proceeds of at least $3.15 million, it would be required to repay the unpaid principal balance of the Initial Conduit Loan, including the OID, simultaneous with the closing(s) of such offering(s). Further, if the Company consummated one or more equity offerings prior to the Conduit Maturity Date in which it derived aggregate gross proceeds of at least $4.4 million, the Company would be required to repay the entire unpaid principal amount of all loans due to Conduit, including the OID, simultaneous with the closing(s) of such offering(s).

At issuance of the Original Conduit Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with Conduit upon an event of default or if the Company consummated one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and revalued at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $28,360 and was recorded within current liabilities.

The Company incurred $18,150 in debt issuance costs in connection with the Initial Conduit Loan that were recorded as a discount and initially amortized using the effective interest method over the life of the Initial Conduit Loan along with the OID of $100,000 and initial fair value of the embedded derivative liability using an effective interest rate of approximately 29.1%.

On September 9, 2024, the Company and Conduit entered into an Amended and Restated Convertible Secured Note (the “First Amended Conduit Note”) which amended the Original Conduit Note, which provided for an additional principal advance of $120,000 (the “Second Conduit Advance”). The First Amended Conduit Note also provided that Conduit may convert all or any portion of the Second Conduit Advance and all accrued but unpaid interest thereon into a number of shares (the “Conduit Note Conversion Shares”) of the Company’s common stock calculated as the total dollar amount to be converted divided by $4,500.00 ($0.45 prior to the Reverse Stock Splits) (the “Conversion Price”). The Company analyzed the changes made in the First Amended Conduit Note under ASC 470-50 to determine if extinguishment accounting was applicable. Under ASC 470-50-40-10, a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date is always considered substantial and requires extinguishment accounting. Since the First Amended Conduit Note added a substantive conversion option, extinguishment accounting was applicable. In accordance with the extinguishment accounting guidance, the Company recorded a loss on extinguishment of $35,657, which represented the difference between (a) the fair value of the modified loans due to Conduit less the net cash proceeds received from the Second Conduit Advance and (b) the carrying amount of the loans due to Conduit immediately prior to the Second Conduit Advance.

On September 23, 2024, the Company and Conduit entered into a further amended and restated convertible secured credit note (the “Second Amended Conduit Note”), which amended and restated the First Amended Conduit Note. Under the terms of the Second Amended Conduit Note, Conduit loaned an additional principal sum of $380,000 to the Company (the “Third Conduit Advance”) on an OID basis of 20%. Additionally, pursuant to the Second Amended Conduit Note, Conduit was granted a demand registration right, which is in addition to the piggyback registration rights set forth in the First Amended Conduit Note, which registration rights are inclusive of all convertible shares issuable for the Second Conduit Advance and Third Conduit Advance, if converted; however, all out of pocket costs and expenses incurred in connection with this demand registration right would be borne by Conduit. The Third Conduit Advance, together with all accrued but unpaid interest thereon, was convertible into shares of common stock at the Conversion Price. The Second Amended Conduit Note represented a modification under ASC 470-50 as the First Amended Conduit Note and the Second Amended Conduit Note were not substantially different. A new effective interest rate of approximately 22.9% was established following the Third Conduit Advance based on the carrying value of the revised cash flows.

Notwithstanding anything to the contrary as set forth in the Conduit Note or any tranche or amendment related thereto, in no event could the Original Issue Discount, together with interest payable under the Conduit Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

At December 31, 2024, the loan balance was $1,000,000, and the unamortized debt issuance costs balance was $119,389.

As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $913,924, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company paid the $1,000,000 total loan balance to Conduit as the Company had gross proceeds from equity offerings in excess of $4.4 million (see Note 9, Equity, for further details). As a result of this complete repayment, the Conduit note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the Conduit loan agreement(s). The Company recorded a loss on extinguishment of debt of $57,716 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest and accretion expense of $33,312 and $0 for the three months ended March 31, 2025 and 2024, respectively.

MBB Energy Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from MBB Energy, LLC (“MBB”), an affiliate of the Company (the “Original MBB Note”). On such date, MBB loaned the principal sum of $500,000 to the Company on an OID basis of 20% and accordingly, MBB advanced the sum of $400,000 to the Company (the “Initial MBB Loan”). The loans due to MBB accrued interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the MBB Maturity Date (as defined below) satisfied the interest accrual on the loans from initial issuance to the Conduit Maturity Date. The Company could request that MBB provide additional advances for working capital on identical terms, conditions and interest rate as the Initial MBB Loan on an OID basis, up to an aggregate principal sum of $500,000, and MBB had the right, without commitment or obligation, to make such requested loan(s) by advancing 80% percent of the principal thereof. All such loans were secured by a pledge of all of the Company’s assets. MBB has granted Conduit the exclusive right to enforce MBB’s loans on MBB’s behalf.

The loans due to MBB were scheduled to become due on July 21, 2025 (the “MBB Maturity Date”). In accordance with the terms of the loan agreements with MBB, if the Company consummated one or more equity offerings prior to the MBB Maturity Date in which it derived aggregate gross proceeds of at least $3.15 million, it was required to repay the unpaid principal balance of the Initial MBB Loan, including the OID, simultaneous with the closing(s) of such offering(s). Further, if the Company consummated one or more equity offerings prior to the MBB Maturity Date in which the Company derived aggregate gross proceeds of at least $4.4 million, the Company was required to repay the entire unpaid principal amount of all loans due to MBB, including the OID, simultaneous with the closing(s) of such offering(s).

At issuance of the Original MBB Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with MBB upon an event of default or if the Company consummated one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $29,121 and was recorded within current liabilities.

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

Notwithstanding anything to the contrary as set forth in the MBB Note or any tranche or amendment related thereto, in no event could the OID, together with interest payable under the MBB Note or such other documents related thereto, exceed an aggregate of twenty percent on the then outstanding principal sum, except in the event of a default, which shall include an additional 5% on the then outstanding principal sum.

At December 31, 2024, the loan balance was $1,000,000, and the unamortized debt issuance costs balance was $125,391. As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $909,509, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company repaid the $1,000,000 total loan balance to MBB as the Company had gross proceeds from equity offerings in excess of $4.4 million (see Note 9, Equity, for further details). As a result of this complete repayment, the MBB note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the MBB loan agreement(s). The Company recorded a loss on extinguishment of debt of $61,370 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest and accretion expense of $34,900 and $0 for the three months ended March 31, 2025 and 2024, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at March 31, 2025 and December 31, 2024 was $220,656 and $238,266, respectively. Interest expense was $4,577 and $8,968 for the three months ended March 31, 2025 and 2024, respectively.

Promissory Note

Through the SUNation acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at March 31, 2025 and December 31, 2024 was $1,346,274 and $1,409,313, respectively. Interest expense was $11,280 and $13,293 for the three months ended March 31, 2025 and 2024, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During the first quarter of 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $56,313 in cash. At March 31, 2025 the remaining accrual of $342,216 and is recorded within accrued loss contingencies in the Condensed Consolidated Balance Sheets. The remaining accrual balance was paid in April 2025.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of March 31, 2025 and December 31, 2024 of $23,739 and $23,471, respectively.

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

Debt

As of March 31, 2025, the Company only has outstanding related party debt under the SUNation Long-Term Note. The MBB Note was paid in full during the first quarter of 2025. See further information regarding this debt within Note 6, Commitments and Contingencies.

NOTE 8 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At March 31, 2025, 4 shares had been issued under the 2022 Plan, 3 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for grant under future awards.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 1 RSU (54,852 prior to the Reverse Stock Splits) in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 1 RSU (89,698 prior to the Reverse Stock Splits) in connection with the hiring of Senior Vice Presidents in connection with the SUNation acquisition.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the three months ended March 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2024	9	$246,833.33
Units Granted	—	—
Shares Issued	(4)	150,221.25
Forfeited	—	—
Outstanding – March 31, 2025	5	288,900.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Splits of the common stock at ratios of 1-for-200 that became effective on April 21, 2025, 1-for-50 that became effective on October 17, 2024 and 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2025 and 2024 was $30,815 and $197,306, respectively. Unrecognized compensation expense related to outstanding RSUs was $65,878 at March 31, 2025 and is expected to be recognized over a weighted-average period of 1.0 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2025, 2 shares remained available for purchase under the ESPP.

NOTE 9 – EQUITY

Series A Preferred Stock

In June 2021, the Company entered into a stock purchase agreement to issue Series A Preferred Stock. At such time, the Series A Preferred Stock contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which Series A Preferred shareholders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Preferred Stock contained anti-dilution provisions that would increase the number of shares issuable upon conversion, and lower the conversion price of the Series A Preferred Stock if the Company issues equity securities at a price less than the current conversion price of the Series A Preferred Stock at the time of such issuance. In February 2024, the Company entered into a Limited Waiver and Amendment (“Waiver”) and the investors agreed to a floor of $21,000.00 ($0.14 prior to the Reverse Stock Splits) with respect to the adjustment set forth for the conversion price and to waive future anti-dilution protection with respect to 50% of the shares of Preferred Stock held by such purchasers as of the date of the Waiver.

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

Warrants

In September 2021, the Company entered into transactions with holders of its outstanding Series A Preferred Stock to issue PIPE Warrants to purchase the Company's common stock. At such time, the PIPE Warrants contained certain anti-dilution provisions. In November 2022, the Company amended and restated the agreement under which PIPE Warrant holders agreed to waive such provisions in exchange for certain concessions from the Company. The Company’s outstanding Series A Warrants have anti-dilution provisions that would increase the number of shares issuable upon exercise and lower the exercise price of the Series A Warrants if the Company issues equity securities at a price less than the current exercise price of the Series A Warrants at the time of such issuance. Pursuant to the Waiver, investors agreed to a floor of $21,000.00 ($0.14 prior to the Reverse Stock Splits) with respect to the anti-dilution adjustments in the warrants and extend the term of the warrants until March 28, 2029.

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

Series C Preferred Stock

On September 9, 2024, the Company’s board of directors authorized the issuance of up to 35,000 shares of Series C Preferred Stock. As a result of the exchanged noted above, the Company issued 28,041 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible, at any time after issuance and at the option of the holder subject to certain beneficial ownership limitations, into a number of shares of common stock determined by dividing the Stated Value of such share by the Conversion Price. The Stated Value per share of Series C Preferred Stock is $1,000.00 and the Conversion Price per share of Series C Preferred Stock is $4,500.00 ($22.50 prior to the April Reverse Stock Split). The Series C Preferred Stock does not contain any of the price resets set forth in the Series A Preferred Stock, except in the case of stock splits, recapitalizations and similar transactions by the Company. During 2024, all 28,041 shares of Series C Preferred Stock were converted into 6,229 shares of common stock (1,246,262 prior to the April Reverse Stock Split). As of March 31, 2025 and December 31, 2024, there were no shares of Series C Preferred Stock outstanding.

Registered Direct Offering

On February 5, 2024, the Company entered into a securities purchase agreement with certain institutional investors for the sale by the Company of 18 shares (2,702,703 prior to the Reverse Stock Splits) of the Company’s common stock in a registered direct offering. The purchasers in this offering purchased, and the Company sold, the shares at a purchase price per share of $55,500.00 ($0.37 prior to the Reverse Stock Splits). The sale closed on February 7, 2024 for aggregate gross proceeds of $1.0 million, before deducting the placement agent fees and related offering expenses.

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-267066), as supplemented by a prospectus supplement. During the three months ended March 31, 2025, the Company sold an aggregate of 762 shares (152,250 shares prior to the April Reverse Stock Split) of common stock, respectively, for gross proceeds of $362,269 under the ATM facility, before deducting the related offering expenses.

Series D Preferred Stock

On February 26, 2025, the Company entered into a consent and waiver agreement to the loan agreement with Conduit. In accordance therewith, the Company issued one share of Series D Preferred Stock to Conduit as further collateral security for the Conduit Loan. The Series D Preferred Stock was issued in accordance with a Certificate of Designation of Preferences, Rights, and Limitations filed with the State of Delaware on February 27, 2025. In connection with the issuance of the share of Series D Preferred Stock, Conduit granted an irrevocable proxy to the Company to vote such share on an as-converted basis as a single class with the holders of the Company’s common stock. Such share was held in escrow by legal counsel to the Company, and upon full payment of the Conduit Loan and following the April 2025 special meeting of shareholders, the Series D Preferred Stock share was returned to the Company and will be cancelled.

February 2025 Offering

On February 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in which Roth Capital Partners LLC (“Roth”) acted as the placement agent pursuant to the terms of a Placement Agent Agreement (“PAA”) of same date, for the purchase and sale of an aggregate of $15 million in securities in a first closing consisting of (i) 9,825 shares (1,965,000 shares prior to the April Reverse Stock Split) of common stock, and (ii) pre-funded warrants to purchase up to 55,392 shares (11,078,480 shares prior to the April Reverse Stock Split) of common stock (the “Pre-Funded Warrants), and an aggregate of $5 million in securities in a second closing consisting of (x) 21,739 shares (4,347,826 shares prior to the April Reverse Stock Split) of common stock or Pre-Funded Warrants, (y) series A warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series A Warrants”), and (z) series B warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series B Warrants”) in a registered direct offering (the “Offering”) at a purchase price of $230.00 per share ($1.15 prior to the April Reverse Stock Split) and accompanying warrants or $229.80 per Pre-Funded Warrant ($1.1490 prior to the April Reverse Stock Split) and accompanying warrants. The Series A Warrants will have an exercise price of $345.00 per share ($1.725 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants will have an exercise price of $575.00 per share ($2.875 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants may also be exercised on an alternative cashless basis pursuant to which the holder may exchange each warrant for 3 shares of common stock. The Series A Warrants and Series B Warrants will be issued at the second closing and will be exercisable immediately after issuance and have a term of exercise equal to five years from the date of issuance.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

The first closing of the Offering occurred on February 27, 2025. The Company determined that the second closing of the Offering represents a firm commitment and a contingent forward contract to issue and sell additional shares of common stock or Pre-Funded Warrants and the Series A Warrants and Series B Warrants upon the receipt of approval by the Company’s stockholders to approve the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants. The Company determined that the contingent forward contract is a freestanding financial instrument that does not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40 and meets the definition of a derivative. As a result, the contingent forward contract was recorded as a liability initially at its fair value on the date of issuance and will be subsequently remeasured to fair value on each balance sheet date until the underlying instruments are issued and sold in the second closing of the Offering. The Company determined the initial fair value of the contingent forward contract to be $5,515,525. As of March 31, 2025, the fair value of the contingent forward contract was estimated to be $5,406,033 and was recorded within current liabilities. For the three months ended March 31, 2025, the Company recorded a gain of $109,492 from the change in fair value of the contingent forward contract, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations.

The shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering were classified as a component of permanent equity and recorded at the issuance date using a relative fair value allocation method of the remaining proceeds of the Offering after recording the contingent forward contract at its fair value on the date of issuance. The Pre-Funded Warrants were equity classified because they were freestanding financial instruments that were legally detachable and separately exercisable from the equity instruments, were immediately exercisable, did not embody an obligation for the Company to repurchase its shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise. In addition, such Pre-Funded Warrants did not provide any guarantee of value or return. As of March 31, 2025, all 55,392 Pre-Funded Warrants (11,078,480 prior to the April Reverse Stock Split) issued and sold in the first closing of the Offering had been exercised in exchange for the issuance of 55,392 shares (11,078,480 shares prior to the April Reverse Stock Split) of the Company's common stock.

Pursuant to the PAA between the Company and Roth, the Company engaged Roth to act as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. As of March 31, 2025, the Company had incurred an aggregate of $1,568,099 in placement agent fees and related offering expenses, of which $576,593 were allocated to the contingent forward contract and expensed in Financing Fees, $991,506 were allocated to the shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering and recorded as a reduction to APIC in stockholders’ equity.

NOTE 10 – INCOME TAXES

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

The Company’s effective income tax rate from continuing operations was (0.4%) for the three months ended March 31, 2025. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets. The Company’s effective income tax rate from continuing operations for the three months ended March 31, 2024 was 0.5% and differed from the federal tax rate due to state income taxes and changes in valuation allowances related to deferred tax assets.

NOTE 11

NOTE 11 – SEGMENT INFORMATION

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

			Corporate and
	SUNation	HEC	Other	Total
Three Months Ended March 31, 2025
Sales	$9,544,554	$3,092,084	$—	$12,636,638
Cost of sales	5,871,972	2,333,341	—	8,205,313
Gross profit	3,672,582	758,743	—	4,431,325
Operating expenses:
Selling, general and administrative expenses	3,847,500	976,674	1,215,124	6,039,298
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	4,050,625	1,332,924	1,215,124	6,598,673
Operating loss	(378,043)	(574,181)	(1,215,124)	(2,167,348)
Other income (expenses):
Investment and other income	7,525	7,276	33,364	48,165
Fair value remeasurement of contingent forward contract	—	—	109,492	109,492
Fair value remeasurement of contingent value rights	—	—	19,179	19,179
Financing fees	—	—	(576,594)	(576,594)
Interest expense	(15,857)	—	(555,383)	(571,240)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other (expense) income, net	(8,332)	7,276	(1,313,413)	(1,314,469)
Net loss before income taxes	$(386,375)	$(566,905)	$(2,528,537)	$(3,481,817)

Depreciation and amortization	$251,050	$376,265	$—	$627,315

Assets	$25,302,335	$17,320,441	$1,804,896	$44,427,672

			Corporate and
	SUNation	HEC	Other	Total
Three Months Ended March 31, 2024
Sales	$9,752,970	$3,466,227	$—	$13,219,197
Cost of sales	5,801,760	2,611,989	—	8,413,749
Gross profit	3,951,210	854,238	—	4,805,448
Operating expenses:
Selling, general and administrative expenses	3,872,455	1,002,052	1,754,520	6,629,027
Amortization expense	203,125	506,250	—	709,375
Fair value remeasurement of SUNation earnout consideration	—	—	(350,000)	(350,000)
Total operating expenses	4,075,580	1,508,302	1,404,520	6,988,402
Operating loss	(124,370)	(654,064)	(1,404,520)	(2,182,954)
Other income (expenses):
Investment and other income	4,657	1,807	39,377	45,841
(Loss) gain on sale of assets	—	6,118	—	6,118
Fair value remeasurement of warrant liability	—	—	3,728,593	3,728,593
Fair value remeasurement of contingent value rights	—	—	376,085	376,085
Interest expense	(22,262)	—	(742,608)	(764,870)
Other (expense) income, net	(17,605)	7,925	3,401,447	3,391,767
Net (loss) income before income taxes	$(141,975)	$(646,139)	$1,996,927	$1,208,813

Depreciation and amortization	$270,603	$530,421	$768	$801,792

Capital expenditures	$—	$5,594	$—	$5,594

Assets	$27,568,483	$23,575,775	$3,510,099	$54,654,357

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below.

	March 31, 2025

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$370,986	$—	$—	$370,986
Subtotal	370,986	—	—	370,986

Liabilities:
Contingent value rights	—	—	(292,901)	(292,901)
Contingent forward contract	—	—	(5,406,033)	(5,406,033)
Earnout consideration	—	(2,110,896)	—	(2,110,896)
Subtotal	—	(2,110,896)	(5,698,934)	(7,809,830)

Total	$370,986	$(2,110,896)	$(5,698,934)	$(7,438,844)

	December 31, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$368,138	$—	$—	$368,138
Subtotal	368,138	—	—	368,138

Current Liabilities:
Contingent value rights	—	—	(312,080)	(312,080)
Embedded derivative liability			(82,281)	(82,281)
Earnout consideration	—	(2,500,000)	—	(2,500,000)
Subtotal	—	(2,500,000)	(394,361)	(2,894,361)

Total	$368,138	$(2,500,000)	$(394,361)	$(2,526,223)

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2025
	Contingent value rights	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$(82,281)	$—	$(394,361)
Additions	—	—	(5,515,525)	(5,515,525)
Extinguishment of debt	—	82,281	—	82,281
Fair value adjustments	19,179	—	109,492	128,671
March 31, 2025	$(292,901)	$—	$(5,406,033)	$(5,698,934)

	Three Months Ended March 31, 2024
	Contingent value rights	Warrant Liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	(10,592,220)
Fair value adjustments	376,085	3,728,593	350,000	4,454,678
March 31, 2024	$(1,314,987)	$(6,863,627)	$(3,150,000)	$(11,328,614)

The estimated fair value of the CVRs as of March 31, 2025 and December 31, 2024 was $292,901 and $312,080, respectively, as noted above. The Company recorded a $19,179 gain on the fair value remeasurement of the CVRs during the three months ended March 31, 2025 and a $376,085 gain on the fair value of the remeasurement of the CVRs during the three months ended March 31, 2024.

The estimated fair value of the contingent forward contract as of March 31, 2025 was $5,406,033, as noted above. The estimated fair value is considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $109,492 in the three months ended March 31, 2025. See Note 9, Equity, for further information.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of March 31, 2025 and December 31, 2024 was $2,110,896 and $3,150,000, respectively. The Company paid $389,103 against the earnout consideration during the three months ended March 31, 2025. The $2,110,896 balance at March 31, 2025 is related to the first earnout period and is recorded in current liabilities. See further discussion within Note 14, Subsequent Events on the subsequent payment of this liability. The estimated fair value is now considered a Level 2 measurement now that the earnout amounts have been established and there is no longer a reliance on unobservable inputs. The fair value was considered a Level 3 measurement at December 31, 2023 and March 31, 2024. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $350,000 during the three months ended March 31, 2024.

As noted in Note 9, the warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $3,728,593 during the three months ended March 31, 2024. All warrants had been settled as of December 31, 2024.

The estimated fair value of the embedded derivative liability was $82,281 as of December 31, 2024. As noted in Note 6, Commitments and Contingencies, the Company repaid the debt associated with the embedded derivative liabilities and the embedded derivative balance was included within the debt extinguishment. The estimated fair value is considered a Level 3 measurement and the fair value of the embedded derivative liability is determined based on a comparison of the present value of cash flows with and without the embedded derivative. This analysis includes management estimates of the likelihood of events of prepayment and default on the Decathlon, MBB and Conduit loans.

The fair value remeasurement related to the SUNation earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2025.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of March 31, 2025 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 9, Equity, and Note 6, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

Offering Second Tranche Closing

On April 3, 2025, the Company received the necessary approval by the Company’s stockholders in a specially called stockholder meeting to approve the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants, in addition to other matters. On April 7, 2025, the Company closed the second tranche of its previously announced securities purchase agreement, dated February 27, 2025, with certain institutional investors for the purchase and sale of 21,720 shares (4,347,826 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock (or common stock equivalents in lieu thereof), Series A warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock and Series B warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock at an effective purchase price of $230.00 per share ($1.15 per share prior to the April 2025 Reverse Stock Split) (or common stock equivalents in lieu thereof) and associated warrants in a registered direct offering, which was priced at-the-market under applicable Nasdaq rules, for the second tranche gross proceeds of $5 million. Together with the approximately $15.0 million in gross proceeds from the previously announced first tranche closing completed on February 27, 2025, the Company raised approximately $20.0 million in aggregate gross proceeds from the offering before deducting placement agent fees and other offering expenses payable by the Company.

SUNation Long-Term Note and Earnout

As noted in Note 6, Commitments and Contingencies, on November 9, 2022, in connection with the SUNation acquisition, the Company entered into a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). On April 10, 2025 the Long-Term Note was amended and restated as follows: The principal amount of $5,486,000 previously due and payable under the original Long Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the “Maturity Date”), and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

As noted in Note 12, Fair Value Measurements, the Company had a remaining earnout consideration accrual balance of $2,110,896 at March 31, 2025 related to the SUNation acquisition. On April 7, 2025, the Company paid the remaining balance to satisfy the outstanding liability in full.

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

Instead, the Company is offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq by seven days from receipt of the April 2025 non-compliance notice. Following receipt of the April 2025 deficiency notice, the Company timely requested a hearing before the Nasdaq Hearing Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period, if granted by the Panel, following the hearing.

Subsequent thereto, the Company has received an additional written notice from the Staff on May 13, 2025, regarding its further determination to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101 based on public interest concerns related to the Company’s recent securities offering announced on February 27, 2025, which it determined involved the issuance of deeply discounted securities. The Company has received a Hearing Panel date, and intends to continue with the hearing panel process and does not expect to be mooted out of it based on this additional delisting compliance notice. Notwithstanding the Company’s having maintained compliance with the Minimum Bid Price requirements for nineteen (19) consecutive days as of the date of this quarterly report (in relation to the April 2025 non-compliance notice), the Hearing Panel may take into consideration in reaching its ultimate decision the Staff determination of May 13, 2025. There can be no assurance that the Hearing Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market, the failure of which would result in a delisting of the Company’s common stock from the Nasdaq Stock Market.

April 2025 Reverse Stock Split

On April 16, 2025, the Company amended its Certificate of Incorporation (“Certificate of Amendment”) to implement a one-for-two hundred reverse stock split. The Company’s common stock began trading on a split-adjusted basis on April 21. 2025. The Company’s stockholders approved the Certificate of Amendment at a special meeting of its stockholders held on April 3, 2025. As a result of the reverse stock split, every 200 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025.

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

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

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

As a result of the June Reverse Stock Split on the June Effective Date, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the June Reverse Stock Split, and any fractional shares that would have resulted from the June Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 108,546,773 to 7,235,731, with 720.901 fractional shares paid out in cash totaling $1,132. The total number of shares authorized for issuance was reduced to 7,500,000 in proportion to the June Reverse Stock Split ratio.

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

As a result of the October Reverse Stock Split on the October Effective Date, every 50 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the Reverse Stock Split, and any fractional shares that would have resulted from the October Reverse Stock Split were settled in cash. The number of shares of common stock outstanding was reduced from 67,260,696 to 1,344,841, with 372.92 fractional shares payable in cash totaling $1,891. The total number of shares authorized for issuance was reduced from 133,333,333 to 2,666,667 in proportion to the October Reverse Stock Split ratio.

April 2025 Reverse Stock Split

On April 3, 2025, the Company’s shareholders approved a reverse stock split of the Company’s common stock at a ratio within a range of 1-for-2 and 1-for-200 and granted the Company’s board of directors the discretion to determine the timing and ratio of the split within such range. Additionally, the shareholders also approved an increase in authorized shares to 1,000,000,000 shares.

On April 9, 2025, the Company’s board of directors determined to effect the reverse stock split of the common stock at a 1-for-200 ratio (the “April Reverse Stock Split”) and approved an amendment (“April Reverse Stock Split Amendment”) to its Certificate of Incorporation to effect the April Reverse Stock Split.

Effective April 16, 2025, the Company amended its Certificate of Incorporation to implement the April Reverse Stock Split. The Company's common stock began trading on a split-adjusted basis when the market opened on April 21, 2025 (the "April Effective Date").

As a result of the April Reverse Stock Split on the April Effective Date, every 200 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the April Reverse Stock Split, and any fractional shares that would have resulted from the April Reverse Stock Split were rounded up to the nearest whole share. The number of shares of common stock outstanding was reduced from 672,799,910 to 3,406,614.

Effective as of the same time as the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively known as the “Reverse Stock Splits”), the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Consolidated Results

The following table summarizes our consolidated results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$12,636,638	100%	$13,219,197	100%	$(582,559)	-4.4%
Cost of sales	8,205,313	65%	8,413,749	64%	(208,436)	-2.5%
Gross profit	4,431,325	35%	4,805,448	36%	(374,123)	-7.8%
Operating expenses:
Selling, general and administrative expenses	6,039,298	48%	6,629,027	50%	(589,729)	-8.9%
Amortization expense	559,375	4%	709,375	5%	(150,000)	-21.1%
Fair value remeasurement of SUNation earnout consideration	—	0%	(350,000)	-3%	350,000	-100.0%
Total operating expenses	6,598,673	52%	6,988,402	53%	(389,729)	-5.6%
Operating loss from continuing operations	(2,167,348)	-17%	(2,182,954)	-17%	15,606	-0.7%
Other (expense) income:
Investment and other income	48,165	0%	45,841	0%	2,324	5.1%
(Loss) gain on sale of assets	—	0%	6,118	0%	(6,118)	-100.0%
Fair value remeasurement of warrant liability	—	0%	3,728,593	28%	(3,728,593)	-100.0%
Fair value remeasurement of contingent forward contract	109,492	1%	—	0%	109,492
Fair value remeasurement of contingent value rights	19,179	0%	376,085	3%	(356,906)	-94.9%
Financing fees	(576,594)	-5%	—	0%	(576,594)
Interest expense	(571,240)	-5%	(764,870)	-6%	193,630	-25.3%
Loss on debt extinguishment	(343,471)	-3%	—	0%	(343,471)
Other (expense) income, net	(1,314,469)	-10%	3,391,767	26%	(4,706,236)	-138.8%
Operating loss from continuing operations before income taxes	(3,481,817)	-28%	1,208,813	9%	(4,690,630)	-388.0%
Income tax expense	14,615	0%	6,162	0%	8,453	137.2%
Net loss	$(3,496,432)	-28%	$1,202,651	9%	$(4,699,083)	-390.7%

Consolidated sales decreased $582,559, or 4.4% to $12,636,638 in the first quarter of 2025 from $13,219,197 in the first quarter of 2025, with declines primarily within the residential contract and service revenue streams. On a consolidated basis, while overall kilowatts installed on residential projects increased 7% in the first quarter of 2025 from the first quarter of 2024, this was offset by a 13% decrease in price per watt due to lower battery kilowatts installed within HEC.

Consolidated gross profit decreased to $4,431,325 in the first quarter of 2025 as compared to gross profit of $4,805,448 in the first quarter of 2024 due primarily to the decrease in revenue during the quarter. Gross margin decreased slightly to 35% during the first quarter of 2025 as compared to 36% in the first quarter of 2024.

Consolidated operating expenses decreased 5.6% to $6,598,673 in the first quarter of 2025 as compared to $6,988,402 in the first quarter of 2024. Consolidated selling, general and administrative expenses decreased $589,729, or 9%, to $6,039,298 in the first quarter of 2025 from $6,629,027 in the first quarter of 2024, due primarily to a decrease in corporate costs including stock compensation expense and legal and other professional fees. Amortization expense decreased by $150,000 to $559,375 in the first quarter of 2025 as compared to $709,375 in the same period of the prior year due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year. There was not a fair value remeasurement related to the SUNation acquisition earnout consideration in the first quarter of 2025 compared to a gain of $350,000 in the same period of the prior year.

Consolidated other (expense) income decreased by $4,706,236 to expense of $1,314,469 in the first quarter of 2025 as compared to $3,391,767 in income in the first quarter of 2024. The decrease was primarily related to a $3,728,593 decrease in the fair value remeasurement gain on the warrant liability, a $356,906 decrease in fair value remeasurement loss on the contingent value rights (“CVRs”), a $343,471 loss on debt extinguishment, and $576,594 in financing fees on the issuance of the contingent forward contract, partially offset by a $193,630 decrease in interest expense.

Consolidated operating loss in the first quarter of 2025 was $2,167,348 as compared to $2,182,954 in the first quarter of 2024. Net loss in the first quarter of 2025 was $3,496,432, or $(106.71) per diluted share, compared to net loss attributable to shareholders (after taking into effect $11,322,639 in deemed dividends) of $10,119,988, or $(38,414.84) per diluted share, in the first quarter of 2024.

SUNation Operating Results

SUNation revenue decreased 2% or $208,416, to $9,544,554 in the first quarter of 2025 as compared to $9,752,970 in first quarter of 2024. Revenue in the first quarters of 2025 and 2024 by type were as follows:

	Revenue by Type
	Three Months Ended March 31
	2025	2024
Residential contracts	$7,896,122	$8,131,708
Commercial contracts	1,275,888	997,193
Service revenue	372,544	624,069
	$9,544,554	$9,752,970

Residential contract revenue decreased $235,586, or 3%, despite a 5% increase in residential kilowatts installed and a 1% increase in average price per system installed, due to a 5% decrease in number of systems installed. Commercial contract revenue increased $278,695, or 28%, due timing of commercial projects where the prior year had some larger projects from 2024 carry into 2025 and there were delays in the prior year in the start of commercial pipeline projects into the second half of 2024. Service revenue decreased $251,525, or 40%, due to lower battery installations.

Gross profit decreased 7% to $3,672,582 in 2025 as compared to gross profit of $3,951,210 in 2024 due primarily to the decrease in revenue and additional decrease in gross margin. Gross margin decreased to 38.5% in 2025 compared to 40.5% in 2024 due primarily to lower commercial revenue gross margins due to higher unanticipated project costs on larger projects during the quarter.

Selling, general and administrative expenses decreased slightly to $3,847,500 in 2025 (40% as a percentage of sales) as compared to $3,872,455 in 2024 (40% as a percentage of sales), due primarily to a decrease in personnel costs on lower headcount. Amortization expense remained flat at $203,125 in 2025 as compared to 2024.

HEC Operating Results

HEC sales decreased 11% or $374,143, to $3,092,084 in the first quarter of 2025 as compared to $3,466,227 in the first quarter of 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	2025	2024
Residential contracts	$2,738,800	$3,227,879
Service revenue	353,284	238,348
	$3,092,084	$3,466,227

Residential contract sales decreased $489,079, or 15%, due to a 34% decrease in battery capacity installed, which was partially offset by a 21% increase in kilowatts installed. In the first half of 2024, the Battery Bonus program in Hawaii ended. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Service revenue increased $114,936, or 48%, due to an increase in repair and replacement installations.

Gross profit decreased 11% to $758,743 in the first quarter of 2025 as compared to gross profit of $854,238 in the first quarter of 2024 due primarily to the decrease in revenue. Gross margin remained fairly flat at 24.5% in the first quarter of 2025 compared to 24.6% in the first quarter of 2024.

Selling, general and administrative expenses decreased 3% to $976,674 in the first quarter of 2025 (32% as a percentage of sales) as compared to $1,002,052 in the first quarter of 2024 (29% as a percentage of sales), due primarily to a decrease in commissions expense and gross excise taxes on lower revenue.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $1,740,230 in cash, restricted cash and cash equivalents. Of this amount, $370,986 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at March 31, 2025, $292,901 consisted of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the SUNation Energy business.

The Company had working capital deficit of $(9,728,626) at March 31, 2025, consisting of current assets of $10,545,189 and current liabilities of $20,273,815 compared to working capital deficit of $(16,051,658) at December 31, 2024.

Cash used in operating activities was $3,403,349 in the first three months of 2025 as compared to $2,649,280 in the same period of 2024. The increase in negative cash flow from operations is primarily driven by the increase in the net loss and an increase in payments against accounts payable. Significant working capital changes in the three months ended March 31, 2025 included a decrease of accounts receivable of $953,150, a decrease in accounts payable of $1,518,440, a $443,775 decrease in customer deposits and a decrease in accrued interest of $1,098,801.

Net cash used in investing activities was $0 in the first three months of 2025 compared to $524 provided by investing activities in the same period of 2024. The Company did not have any capital expenditures or disposals during 2025.

Net cash provided by financing activities was $3,992,231 in the first three months of 2025 compared to $544,864 in the same period of 2024. Net cash provided by financing activities in the first three months of 2025 was due to $13,431,902 in net proceeds from the issuance of common stock under a registered direct offering and $351,371 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $9,401,939 in payments against loans payable and $389,104 in payments of contingent consideration. Net cash provided by financing activities in the first three months of 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering, partially offset by payments against loans payable.

In connection with the SUNation acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note shall be payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Notes 6, 9 and 14, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of March 31, 2025 was estimated at $292,901 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents. The proceeds from CSI’s pre-merger business working capital and related long-term assets and liabilities are not available to fund the working capital needs of the post-merger company.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

Contingent Forward Contract: On February 27, 2025, the Company entered into a securities purchase agreement for the purchase and sale of securities in a registered direct offering with two closings (the “Offering”). The first closing occurred on February 27 2025. The second closing, which occurred on April 7, 2025, represents a firm commitment and a contingent forward contract to issue and sell additional shares of common stock or Pre-Funded Warrants and Series A Warrants and Series B Warrants upon the receipt of approval by the Company’s stockholders to approve the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants as of March 31, 2025. The Company determined that the contingent forward contract is a freestanding financial instrument that does not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40 and meets the definition of a derivative. As a result, the contingent forward contract was recorded as a liability initially at its fair value on the date of issuance and will be subsequently remeasured to fair value on each balance sheet date until the underlying instruments are issued and sold in the second closing of the Offering. The Company also incurred placement agent fees and other offering expenses as a result of the Offering. These expenses were allocated consistently with how the Offering proceeds were allocated to the financial instruments with the expenses allocated to the contingent forward contract recorded within Other (expense) income within the condensed consolidated statements of operations.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2024, we concluded that our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no updates to our legal proceedings previously reported on our annual report on Form 10-K, filed on April 15, 2025.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in our Form 10-K filed with the SEC on April 15, 2025, other than as set forth below.

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

Instead, the Company is offered an opportunity to appeal any deficiency related to a delisting determination to Nasdaq by seven days from receipt of the April 2025 non-compliance notice. Following receipt of the April 2025 deficiency notice, to address the minimum price bid deficiency, the stockholders of the Company had approved a share consolidation on April 3, 2025 that has been effectuated within the discretion of the board of directors of the Company, and the Company timely requested a hearing before the Nasdaq Hearing Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period, if granted by the Panel, following the hearing.

Subsequent thereto, the Company has received an additional written notice from the Staff on May 13, 2025, regarding its further determination to delist the Company’s securities pursuant to its discretionary authority under Listing Rule 5101 based on public interest concerns related to the Company’s recent securities offering announced on February 27, 2025, which it determined involved the issuance of deeply discounted securities. The Company has received a Hearing Panel date, and intends to continue with the hearing panel process and does not expect to be mooted out of it based on this additional delisting compliance notice. Notwithstanding the Company’s having maintained compliance with the Minimum Bid Price requirements for nineteen (19) consecutive days as of the date of this quarterly report (in relation to the April 2025 non-compliance notice), the Hearing Panel may take into consideration in reaching its ultimate decision the Staff determination of May 13, 2025. There can be no assurance that the Hearing Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market, the failure of which would result in a delisting of the Company’s common stock from the Nasdaq Stock Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits

The following exhibits are included herewith:

19	Insider Trading Policy
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNation Energy, Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: May 15, 2025		Chief Executive Officer

	By	/s/ James Brennan
James Brennan
Date: May 15, 2025		Chief Financial Officer