Form 10-Q
period 2025-06-30
SUNation Energy, Inc.
filed 2025-08-15
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 14, 2025	3,406,614

SUNATION ENERGY, INC.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30	December 31
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$3,186,757	$839,268
Restricted cash and cash equivalents	286,630	312,080
Trade accounts receivable, less allowance for
credit losses of $215,738 and $240,817, respectively	3,298,944	4,881,094
Inventories	2,321,966	2,707,643
Prepaid income taxes	15,776	—
Related party receivables	23,039	23,471
Prepaid expenses	1,028,996	1,587,464
Costs and estimated earnings in excess of billings	604,077	560,648
Other current assets	185,227	198,717
TOTAL CURRENT ASSETS	10,951,412	11,110,385
PROPERTY, PLANT AND EQUIPMENT, net	1,107,372	1,238,898
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Operating lease right of use asset, net	3,513,114	3,686,747
Intangible assets, net	11,102,083	12,220,833
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	32,071,066	33,363,449
TOTAL ASSETS	$44,129,850	$45,712,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,406,277	$8,032,769
Accrued compensation and benefits	783,430	796,815
Operating lease liability	327,454	321,860
Accrued warranty	190,411	350,013
Other accrued liabilities	1,318,915	1,055,995
Accrued loss contingencies	—	1,300,000
Income taxes payable	—	5,071
Refundable customer deposits	1,533,688	1,870,173
Billings in excess of costs and estimated earnings	421,474	444,310
Contingent value rights	286,630	312,080
Earnout consideration	—	2,500,000
Current portion of loans payable	330,112	3,139,113
Current portion of loans payable - related party	1,203,401	6,951,563
Embedded derivative liability	—	82,281
TOTAL CURRENT LIABILITIES	12,801,792	27,162,043
LONG-TERM LIABILITIES:
Loans payable and related interest	1,172,996	6,531,650
Loans payable and related interest - related party	4,328,137	—
Operating lease liability	3,308,028	3,471,623
Accrued compensation and benefits	416,855	—
TOTAL LONG-TERM LIABILITIES	9,226,016	10,003,273
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—

Series B preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 1 and no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 1,000,000,000 shares authorized;
3,406,614 and 9,343 shares issued and outstanding, respectively(1)	170,331	467
Additional paid-in capital(1)	77,934,604	51,445,995
Accumulated deficit	(56,002,893)	(42,899,046)
TOTAL STOCKHOLDERS' EQUITY	22,102,042	8,547,416
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,129,850	$45,712,732

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Sales	$13,064,254	$13,549,420	$25,700,892	$26,768,617
Cost of sales	8,224,737	8,757,066	16,430,050	17,170,815
Gross profit	4,839,517	4,792,354	9,270,842	9,597,802
Operating expenses:
Selling, general and administrative expenses	6,443,729	6,558,923	12,483,027	13,187,950
Amortization expense	559,375	709,375	1,118,750	1,418,750
Fair value remeasurement of SUNation earnout consideration	—	(450,000)	—	(800,000)
Total operating expenses	7,003,104	6,818,298	13,601,777	13,806,700
Operating loss	(2,163,587)	(2,025,944)	(4,330,935)	(4,208,898)
Other (expense) income:
Investment and other income	27,661	27,325	75,826	73,166
Gain on sale of assets	—	—	—	6,118
Fair value remeasurement of warrant liability	(7,531,044)	(3,267,571)	(7,531,044)	461,022
Fair value remeasurement of embedded derivative liability	—	(1,055,600)	—	(1,055,600)
Fair value remeasurement of contingent forward contract	789,588	—	899,080	—
Fair value remeasurement of contingent value rights	6,271	116,775	25,450	492,860
Financing fees	(559,938)	—	(1,136,532)	—
Interest expense	(162,130)	(735,633)	(733,370)	(1,500,503)
Loss on debt extinguishment	—	—	(343,471)	—
Other expense, net	(7,429,592)	(4,914,704)	(8,744,061)	(1,522,937)
Net loss before income taxes	(9,593,179)	(6,940,648)	(13,074,996)	(5,731,835)
Income tax expense (benefit)	14,236	(6,633)	28,851	(471)
Net loss	(9,607,415)	(6,934,015)	(13,103,847)	(5,731,364)

Deemed dividend on extinguishment of Convertible Preferred Stock	—	—	—	(751,125)
Deemed dividend on modification of PIPE Warrants	—	—	—	(10,571,514)
Net loss attributable to common shareholders	$(9,607,415)	$(6,934,015)	$(13,103,847)	$(17,054,003)

Basic net loss per share(1)	$(3.14)	$(11,022.91)	$(8.42)	$(38,216.49)
Diluted net loss per share(1)	$(3.14)	$(11,022.91)	(8.42)	(38,216.49)

Weighted Average Basic Shares Outstanding(1)	3,063,743	629	1,556,627	446
Weighted Average Dilutive Shares Outstanding(1)	3,063,743	629	1,556,627	446

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Six Months Ended June 30, 2025

	Redeemable Convertible		Series A Convertible		Series B		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2024	—	$—	—	$—	—	$—	—	$—	9,343	$467	$51,445,995	$(42,899,046)	$8,547,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,103,847)	(13,103,847)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	4	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	31,564	1,578	8,697,706	—	8,699,284
Issuance of common stock under pre-funded warrant exercises	—	—	—	—	—	—	—	—	55,392	2,770	8,308	—	11,078
Issuance of common stock under Series B warrant exercises	—	—	—	—	—	—	—	—	3,260,870	163,044	16,499,663	—	16,662,707
Issuance of Series D Preferred Stock	—	—	—	—	—	—	1	1	—	—	(1)	—	—
Cancellation of Series D Preferred Stock	—	—	—	—	—	—	(1)	(1)	—	—	1	—	—
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	—	—	—	—	—	—	6,065	304	880,452	—	880,756
Effect of reverse stock splits	—	—	—	—	—	—	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	53,276	—	53,276
BALANCE AT JUNE 30, 2025	—	$—	—	$—	—	$—	—	$—	3,406,614	$170,331	$77,934,604	$(56,002,893)	$22,102,042

For the Three Months Ended June 30, 2025

	Redeemable Convertible		Series A		Series B		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT MARCH 31, 2025	—	$—	—	$—	—	$—	1	$1	81,391	$4,070	$61,198,304	$(46,395,478)	$14,806,897
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,607,415)	(9,607,415)
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	21,739	1,086	216,306	—	217,392
Issuance of common stock under Series B warrant exercises	—	—	—	—	—	—	—	—	3,260,870	163,044	16,499,663		16,662,707
Cancellation of Series D Preferred Stock	—	—	—	—	—	—	(1)	(1)	—	—	1	—	—
Effect of reverse stock splits	—	—	—	—	—	—	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	22,461	—	22,461
BALANCE AT JUNE 30, 2025	—	$—	—	$—	—	$—	—	$—	3,406,614	$170,331	$77,934,604	$(56,002,893)	$22,102,042

For the Six Months Ended June 30, 2024

	Redeemable Convertible		Series A Convertible		Series B		Series D					Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	—	$—		68	$3	$47,490,197	$(27,081,411)	$20,436,789
Net loss	—	—	—	—	—	—	—	—		—	—	—	(5,731,364)	(5,731,364)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—		1	—	9,772	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—		2	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	—	18	1	918,987	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—	—	—	14	—	15
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	—	6	—	324,790	—	324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—	—	—	(30,940,875)	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—	—	—	(751,125)	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—	—	—	(10,592,220)	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	—	—	—	632	32	15,277,023	—	15,277,055

Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	—	—	—	(1,132)	—	(1,132)
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	185,723	—	185,723
Other share retirements	—	—	—	—	—	—	—	—	—	—	—	(38,268)	32,170	(6,098)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	—	$—	1	$1	—	$—		727	$36	$21,882,886	$(32,780,605)	$(10,897,682)

For the Three Months Ended June 30, 2024

	Redeemable Convertible		Series A Convertible		Series B		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT MARCH 31, 2024	20,597	$23,333,613	—	$—	—	$—	—	$—	430	$21	$14,678,643	$(25,850,588)	$(11,171,924)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,934,015)	(6,934,015)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	1	—	8,732	—	8,732
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	1	—	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—	—	14	—	15
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	6	—	324,790	—	324,790
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(6,082)	(6,890,668)	—	—	—	—	—	—	289	15	6,890,653	—	6,890,668
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	—	—	(1,132)	—	(1,132)
Share based compensation	—	—	—	—	—	—	—	—	—	—	(11,583)	—	(11,583)
Other share retirements	—	—	—	—	—	—	—	—	—	—	(7,231)	3,998	(3,233)
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	—	$—	1	$1	—	$—	727	$36	$21,882,886	$(32,780,605)	$(10,897,682)

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,103,847)	$(5,731,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252,744	1,588,564
Share based compensation	53,276	185,723
Credit loss provision	(19,316)	65,864
Fair value remeasurement of earnout consideration	—	(800,000)
Fair value remeasurement of warrant liability	7,531,044	(461,022)
Fair value remeasurement of embedded derivative liability	—	1,055,600
Fair value remeasurement of contingent forward contract	(899,080)	—
Fair value remeasurement of contingent value rights	(25,450)	(492,860)
Loss on extinguishment of debt	343,471	—
Gain on sale of assets	—	(6,118)
Interest and accretion expense	212,592	1,500,503
Changes in assets and liabilities:
Trade accounts receivable	1,601,897	202,476
Inventories	385,677	327,540
Income taxes	(20,847)	(69,971)
Other assets, net	534,878	(264,877)
Accounts payable	(489,960)	822,503
Accrued compensation and benefits	403,470	(436,080)
Customer deposits	(336,485)	(774,524)
Other accrued liabilities	(323,130)	758,737
Accrued interest	(634,467)	(896,420)
Net cash used in operating activities	(3,533,533)	(3,425,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,817)	(17,579)
Proceeds from the sale of property, plant and equipment	—	6,118
Net cash used in investing activities	(8,817)	(11,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments against loans payable	(8,514,664)	(748,647)
Payments against related party loans payable	(1,038,279)	—
Payments related to debt issuance costs	(38,613)	—
Payments related to equity issuance costs	(2,128,038)	(81,012)
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	9,690,790	1,000,000
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	11,078	—
Proceeds from the issuance of Series A and Series B warrants	10,298,134	—
Proceeds from the issuance of common stock under at-the-market offering	351,372	—
Proceeds from the issuance of Series B preferred stock	—	15
Payments for the termination of Series A warrants	(267,391)	—
Proceeds from issuance of common stock, net of shares withheld	—	9,773
Cash in lieu payment on fractional shares under reverse stock split	—	(1,132)
Payment of contingent consideration related to acquisition	(2,500,000)	—
Purchase of common stock	—	(6,098)
Net cash provided by financing activities	5,864,389	172,899

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,322,039	(3,264,288)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,151,348	5,396,343
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,473,387	$2,132,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$49,698	$69,500
Interest paid	1,139,593	821,306
NONCASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for the settlement of loss contingencies	880,756	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	—	11,322,639
Conversion of redeemable convertible preferred stock to common stock	—	15,277,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Description of Business

SUNation Energy, Inc. (“SUNE”, “SUNation Energy”, “we” or the “Company”) is a Delaware corporation, whose shares of Common Stock are listing on the Nasdaq Stock Market under its trading symbol “SUNE”.

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

The effects of the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively, the “Reverse Stock Splits”) have been applied retroactively and are reflected in this Quarterly Report on Form 10-Q for all periods presented. Following each of the Reverse Stock Splits, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

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

The following table illustrates changes in common stock (in number of shares and dollar amount) and additional paid-in-capital, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	7,243,258	(7,242,531)	727
Common Stock amount	$362,163	$(362,127)	$36
Additional Paid-in-Capital	$21,520,759	$362,127	$21,882,886

	December 31, 2023			December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	13,663	(13,595)	68	1,868,638	(1,859,295)	9,343
Common Stock amount	$683	$(680)	$3	$93,432	$(92,965)	$467
Additional Paid-in-Capital	$47,489,517	$680	$47,490,197	$51,353,030	$92,965	$51,445,995

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Three Months Ended June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	6,269,514	(6,268,885)	629
Loss per share from continuing operations - basic and diluted	$(1.11)	$(11,021.80)	$(11,022.91)

	Six Months Ended June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	4,448,431	(4,447,985)	446
Loss per share from continuing operations - basic and diluted	$(3.83)	$(38,212.66)	$(38,216.49)

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

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or net realizable value, inventory adjustments, fair value measurements, provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $1,535,022 and $368,138 as of June 30, 2025 and December 31, 2024, respectively. The $286,630 of restricted cash and cash equivalents on the balance sheet as of June 30, 2025 are funds that can only be used to support the legacy Communications Systems, Inc. (“CSI”) business (which had merged with and into Pineapple Energy, Inc. in March 2022 (and Pineapple Energy, Inc.’s name was changed to SUNation Energy Inc. in November 2024, each as previously disclosed and described more fully in prior annual and quarterly reports)), and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the SUNation Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $254,472 and $226,439 at June 30, 2025 and December 31, 2024, respectively.

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

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the Inflation Reduction Act and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business, financial condition and results of operations. The Company is currently evaluating the impact on the consolidated financial statements and notes there may be uncertainty around the recoverability of certain intangible or long-lived assets.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,322,639 in deemed dividends during the six months ended June 30, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six months ended June 30, 2025 and June 30, 2024. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares and convertible debt using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both June 30, 2025 and 2024. Warrants totaling 0 and 1,557 and restricted stock units totaling 5 and 4 would have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted. The Company discloses its income tax rate reconciliation in its annual financial statements only and does not expect the adoption of this ASU to have a material impact on its financial statements.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers”. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended June 30
	SUNation		HEC
	2025	2024	2025	2024
Residential contracts	$8,016,690	$8,484,744	$2,727,495	$3,665,952
Commercial contracts	1,261,992	492,202	139,319	(13,143)
Service revenue	542,167	754,701	376,591	164,964
	$9,820,849	$9,731,647	$3,243,405	$3,817,773

	Revenue by Type
	Six Months Ended June 30
	SUNation		HEC
	2025	2024	2025	2024
Residential contracts	$15,912,812	$16,616,452	$5,466,295	$6,893,831
Commercial contracts	2,537,880	1,489,395	139,319	(13,143)
Service revenue	914,711	1,378,770	729,875	403,312
	$19,365,403	$19,484,617	$6,335,489	$7,284,000

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended June 30
	SUNation		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$8,558,857	$9,239,445	$3,104,086	$3,830,916
Performance obligations satisfied over time	1,261,992	492,202	139,319	(13,143)
	$9,820,849	$9,731,647	$3,243,405	$3,817,773

	Six Months Ended June 30
	SUNation		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$16,827,523	$17,995,222	$6,196,170	$7,297,143
Performance obligations satisfied over time	2,537,880	1,489,395	139,319	(13,143)
	$19,365,403	$19,484,617	$6,335,489	$7,284,000

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $604,077 , $560,648, and $57,241 at June 30, 2025, December 31, 2024, and January 1, 2024, respectively. Contract liabilities were $1,955,162, $2,314,483, and $2,552,452 at June 30, 2025, December 31, 2024, and January 1, 2024, respectively. During the six months ended June 30, 2025, $1,953,276 within contract liabilities as of December 31, 2024 has been recognized within revenue.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024

Billings to date	$647,062	$3,055,354

Costs incurred on uncompleted contracts	121,498	1,120,213
Estimated earnings	104,090	1,490,831
Cost plus estimated earnings	225,588	2,611,044

Billings in excess of costs plus estimated earnings on uncompleted contracts	$421,474	$444,310

Costs and estimated earnings in excess of billings as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024

Costs incurred on uncompleted contracts	$2,895,293	$1,233,151
Estimated earnings	2,802,369	1,219,234
Total costs and estimated earnings	5,697,662	2,452,385
Billings to date	5,093,585	1,891,737
Costs and estimated earnings in excess of billings on uncompleted contracts	$604,077	$560,648

NOTE 5 –INTANGIBLE ASSETS

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		June 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(6,797,917)	$—	$11,102,083
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(8,447,917)	$(750,000)	$11,102,083

		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(5,679,167)	$—	$12,220,833
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,329,167)	$(750,000)	$12,220,833

Amortization expense on these identifiable intangible assets was $559,375 and $709,375 during the three months ended June 30, 2025 and 2024, respectively and $1,118,750 and $1,418,750 for the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q3 - Q4 2025	$1,118,750
2026	2,237,500
2027	2,237,500
2028	2,237,500
2029	2,237,500
Thereafter	1,033,333
Total	$11,102,083

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Revolving Line of Credit

On April 14, 2025, the Company entered into a Secured Revolving Line of Credit Agreement (the “Revolving Credit Agreement”) with MBB Energy, LLC (“MBB”), an affiliate of the Company, as lender, providing for a $1.0 million revolving credit facility (the “Revolver”). The Revolver matures on April 14, 2026, unless earlier terminated pursuant to its terms.

Borrowings, if any, under the Revolver will bear interest at a fixed annual rate of 8%, payable monthly in arrears on the first day of each calendar month. The Revolving Credit Agreement includes customary affirmative and negative covenants, as well as standard events of default, which, if triggered, may permit the lender to accelerate all outstanding obligations under the facility. The Company may repay outstanding borrowings at any time without penalty. As of June 30, 2025, no amounts have been drawn on the Revolver. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.

Loan Payable

Pineapple Energy LLC entered into a loan on December 11, 2020 in an original amount of $7,500,000 payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”). This loan accrued interest at 10%, payable-in-kind (“PIK”) and was initially due and payable on December 10, 2023. There were no financial covenants associated with this loan. This loan was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. As the transaction did not involve the exchange of monetary consideration, the assets were valued at the Company’s most reliable indication of fair value, which was debt issued in consideration for the assets. Accordingly, Pineapple Energy assessed the fair market value of the debt instrument at $4,768,000 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company initially accreted the value of the debt over its life at a discount rate of approximately 25%.

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

Interest and accretion expense was $0 and $192,290 for three months ended June 30, 2025 and 2024, respectively, and $100,450 and $395,119 for the six months ended June 30, 2025 and 2024, respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The Company recorded interest expense of $0 and $379,721 for the three months ended June 30, 2025 and 2024, respectively, and $232,866 and $769,178 for the six months ended June 30, 2025 and 2024, respectively.

SUNation Long-Term Note and Earnout

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

On April 10, 2025 the Long-Term Note was amended and restated as follows: The principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the “Maturity Date”), and such amended note (“Amended Long-Term Note”) is now a senior secured instrument. The total balance of the Amended Long-Term Note on April 10, 2025 was $5,605,436 and interest accrues at 8% per annum. Principal and interest payments under the Amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. The Amended Long-Term Note represented a modification under ASC 470-50 as the original loan agreement and amended loan agreement are not substantially different. The Company applied modification accounting to the amendment of the Long-Term Note and recorded $38,613 of debt issuance costs as part of the discount on the Amended Long-Term Note.

The Amended Long-Term Note includes optional and mandatory prepayment provisions, including required partial or full repayment in connection with specified capital raises. The Amended Long-Term Note is a senior secured instrument pursuant to a pledge agreement and includes customary default provisions and acceleration clauses.

On April 10, 2025, the Company agreed to amend the terms of the unearned 2024 earnout by entering into the Senior Secured Contingent Note Instrument (“Contingent Note”). Pursuant to the terms of the Contingent Note, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the holders at the time of such earnout payment trigger date. The maximum amount due under the earnout liability is $2,500,000 payable to the holders in the form of the Contingent Note, issuable on the earnout payment trigger date. Interest accrues on the Contingent Note commencing the month after issuance at a rate of 8% per annum, payable in arears, and repayments of principal are due in 24 equal monthly installments commencing the month after issuance.

The earnout liability is accounted for under ASC 710 as a deferred compensation arrangement and is accreted to $2,303,182 over the requisite service period as it is probable the financial conditions will be attained. The earnout liability represents the present value of the expected future cash flows as of the eligibility date of May 5, 2026. The balance of the earnout liability at June 30, 2025 was $512,821. Compensation expense related to the earnout liability for the three and six months ended June 30, 2025 totaled $512,821 and is recorded in “Selling, general and administrative expenses.”

As noted in Note 12, Fair Value Measurements, the Company had a remaining earnout consideration accrual balance of $2,500,000 at December 31, 2024 related to the SUNation acquisition earned 2023 earnout. During the six months ended June 30, 2025, the Company paid the balance to satisfy the outstanding liability of the earned 2023 earnout in full.

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

The Company did not record interest expense during the three months ended June 30, 2025 and 2024, respectively and recorded expense of $33,312 and $0 during the six months ended June 30, 2025 and 2024, respectively.

MBB Energy Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from MBB, an affiliate of the Company (the “Original MBB Note”). On such date, MBB loaned the principal sum of $500,000 to the Company on an OID basis of 20% and accordingly, MBB advanced the sum of $400,000 to the Company (the “Initial MBB Loan”). The loans due to MBB accrued interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the MBB Maturity Date (as defined below) satisfied the interest accrual on the loans from initial issuance to the Conduit Maturity Date. All such loans were secured by a pledge of all of the Company’s assets. MBB has granted Conduit the exclusive right to enforce MBB’s loans on MBB’s behalf.

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

The Company did not record interest expense during the three months ended June 30, 2025 and 2024, respectively and recorded expense of $34,900 and $0 during the six months ended June 30, 2025 and 2024, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at June 30, 2025 and December 31, 2024 was $203,855 and $238,266, respectively. Interest expense was $4,332 and $2,592 for the three months ended June 30, 2025 and 2024, respectively and $8,909 and $11,560 for the six months ended June 30, 2025 and 2024, respectively.

Promissory Note

Through the SUNation acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at June 30, 2025 and December 31, 2024 was $1,282,722 and $1,409,313, respectively. Interest expense was $10,767 and $12,796 for the three months ended June 30, 2025 and 2024, respectively, and $22,047 and $26,090 for the six months ended June 30, 2025 and 2024, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During the first six months of 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $740,458 in cash. There was no remaining accrual balance at June 30, 2025.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of June 30, 2025 and December 31, 2024 of $23,039 and $23,471, respectively.

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

Debt

As of June 30, 2025, the Company only has outstanding related party debt under the SUNation Long-Term Note and the Revolving Credit Agreement. The MBB Note was paid in full during the first quarter of 2025. See further information regarding the related part debt within Note 6, Commitments and Contingencies.

NOTE 8 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At June 30, 2025, 4 shares had been issued under the 2022 Plan, 3 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for grant under future awards.

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

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the six months ended June 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2024	9	$246,833.33
Units Granted	—	—
Shares Issued	(4)	150,221.25
Forfeited	—	—
Outstanding – June 30, 2025	5	288,900.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Splits of the common stock at ratios of 1-for-200 that became effective on April 21, 2025, 1-for-50 that became effective on October 17, 2024 and 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended June 30, 2025 and 2024 was $22,461 and $(11,583), respectively and $53,276 and $185,723 for the six months ended June 30, 2025 and 2024, respectively. Unrecognized compensation expense related to outstanding RSUs was $43,417 at June 30, 2025 and is expected to be recognized over a weighted-average period of 0.8 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2025, 2 shares remained available for purchase under the ESPP.

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

Series C Preferred Stock

On September 9, 2024, the Company’s board of directors authorized the issuance of up to 35,000 shares of Series C Preferred Stock. As a result of the exchanged noted above, the Company issued 28,041 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible, at any time after issuance and at the option of the holder subject to certain beneficial ownership limitations, into a number of shares of common stock determined by dividing the Stated Value of such share by the Conversion Price. The Stated Value per share of Series C Preferred Stock is $1,000.00 and the Conversion Price per share of Series C Preferred Stock is $4,500.00 ($22.50 prior to the April Reverse Stock Split). The Series C Preferred Stock does not contain any of the price resets set forth in the Series A Preferred Stock, except in the case of stock splits, recapitalizations and similar transactions by the Company. During 2024, all 28,041 shares of Series C Preferred Stock were converted into 6,229 shares of common stock (1,246,262 prior to the April Reverse Stock Split). As of June 30, 2025 and December 31, 2024, there were no shares of Series C Preferred Stock outstanding.

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

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-267066), as supplemented by a prospectus supplement. During the three months ended March 31, 2025, the Company sold an aggregate of 762 shares (152,250 shares prior to the April Reverse Stock Split) of common stock, respectively, for gross proceeds of $362,269 under the ATM facility, before deducting the related offering expenses. During the three months ended June 30, 2025, no shares were offered or sold under this ATM facility.

Series D Preferred Stock

On February 26, 2025, the Company entered into a consent and waiver agreement to the loan agreement with Conduit. In accordance therewith, the Company issued one share of Series D Preferred Stock to Conduit as further collateral security for the Conduit Loan. The Series D Preferred Stock was issued in accordance with a Certificate of Designation of Preferences, Rights, and Limitations filed with the State of Delaware on February 27, 2025. In connection with the issuance of the share of Series D Preferred Stock, Conduit granted an irrevocable proxy to the Company to vote such share on an as-converted basis as a single class with the holders of the Company’s common stock. Upon full payment of the Conduit Loan and following the April 2025 special meeting of shareholders, the Series D Preferred Stock share was returned to the Company and was cancelled.

February 2025 Offering

On February 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in which Roth Capital Partners LLC (“Roth”) acted as the placement agent pursuant to the terms of a Placement Agent Agreement (“PAA”) of same date, for the purchase and sale of an aggregate of $15 million in securities in a first closing consisting of (i) 9,825 shares (1,965,000 shares prior to the April Reverse Stock Split) of common stock, and (ii) pre-funded warrants to purchase up to 55,392 shares (11,078,480 shares prior to the April Reverse Stock Split) of common stock (the “Pre-Funded Warrants), and, subject to shareholder approval, an aggregate of $5 million in securities in a second closing consisting of (x) 21,739 shares (4,347,826 shares prior to the April Reverse Stock Split) of common stock or Pre-Funded Warrants, (y) series A warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series A Warrants”), and (z) series B warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series B Warrants”) in a registered direct offering (the “Offering”) at a purchase price of $230.00 per share ($1.15 prior to the April Reverse Stock Split) and accompanying warrants or $229.80 per Pre-Funded Warrant ($1.1490 prior to the April Reverse Stock Split) and accompanying warrants. The Series A Warrants had an exercise price of $345.00 per share ($1.725 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants had an exercise price of $575.00 per share ($2.875 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), all of which were subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants could also be exercised on an alternative cashless basis pursuant to which the holder may exchange each warrant for 3 shares of common stock. The Series A Warrants and Series B Warrants were issuable at the second tranche closing and were exercisable immediately after issuance and carried a term of exercise equal to five years from the date of issuance.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

The first tranche closing of the Offering occurred on February 27, 2025. The Company determined that the second closing of the Offering represents a firm commitment and a contingent forward contract to issue and sell additional shares of common stock or Pre-Funded Warrants and the Series A Warrants and Series B Warrants conditioned upon the receipt of approval by the Company’s stockholders to approve the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants. The Company determined that the contingent forward contract is a freestanding financial instrument that does not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40 and meets the definition of a derivative. As a result, the contingent forward contract was recorded as a liability initially at its fair value on the date of issuance and will be subsequently remeasured to fair value on each balance sheet date until the underlying instruments are issued and sold in the second tranche closing of the Offering. The Company determined the initial fair value of the contingent forward contract to be $5,515,525.

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

On April 3, 2025, the Company received the necessary approval by the Company’s stockholders in a specially called stockholder meeting to approve the issuance of the Series A warrants, Series B warrants and the shares of common stock underlying such warrants, in addition to other matters. On April 7, 2025, the Company closed the second tranche of its previously announced securities purchase agreement, dated February 27, 2025, with certain institutional investors for the purchase and sale of 21,720 shares (4,347,826 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock (or common stock equivalents in lieu thereof), Series A warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock and Series B warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock at an effective purchase price of $230.00 per share ($1.15 per share prior to the April 2025 Reverse Stock Split) (or common stock equivalents in lieu thereof) and associated warrants in a registered direct offering, which was priced at-the-market under applicable Nasdaq rules, for the second tranche gross proceeds of $5.0 million. Together with the approximately $15.0 million in gross proceeds from the previously announced first tranche closing completed on February 27, 2025, the Company raised approximately $20.0 million in aggregate gross proceeds from the offering before deducting placement agent fees and other offering expenses payable by the Company.

The Company derecognized the contingent forward contract liability representing the firm commitment for the second closing on April 7, 2025, the date of the second closing. The Company determined the fair value of the contingent forward contract liability to be $4,399,054 immediately prior to the second closing. For the three and six months ended June 30, 2025, the Company recorded a gain of $789,588 and $899,080, respectively, from the change in fair value of the contingent forward contract, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations.

The Series A warrants and Series B warrants did not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40. As a result, the Series A warrants and Series B warrants were recorded as a liability initially at fair value on the date of issuance and were subsequently remeasured to fair value at each balance sheet date until exercised.

During the second quarter for 2025, the Series B warrants to purchase the Company’s common stock were fully exercised in exchange for the issuance of 3,260,870 shares (652,173,983 shares prior to the April Reverse Stock Split) of the Company’s common stock and are no longer outstanding as of June 30, 2025. The Company determined the fair value of the Series B warrants to be $8,637,203 immediately prior to exercise and recorded a loss of $8,025,504 from the change in fair value of the Series B warrants, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations.

On June 26, 2025, the Company and holders of Series A warrants to purchase the Company’s common stock, mutually agreed to terminate and cancel the Series A warrants for an aggregate payment of to the Series A warrant holders of

$267,391. The Company determined the fair value of the Series A warrants to be $761,851 immediately prior to exercise and recorded a gain of $494,460 from the change in fair value of the Series A warrants, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations. The shares of common stock issued and sold in the second closing and upon exercise of the Series B warrants are classified as a component of permanent equity and recorded at the issuance date fair value.

Pursuant to the PAA between the Company and Roth, the Company engaged Roth to act as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. As of June 30, 2025, the Company had incurred an aggregate of $2,128,038 in placement agent fees and related offering expenses, of which $1,136,532 were allocated to the contingent forward contract and Series A and Series B warrants and expensed in Financing Fees, and $991,506 were allocated to the shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering and recorded as a reduction to APIC in stockholders’ equity.

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

The Company’s effective income tax rate was (0.1%) and 0.1% for the three months ended June 30, 2025 and 2024, respectively and (0.2%) and 0.0% for the six months ended June 30, 2025 and 2024. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. Certain provisions will be effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact on the consolidated financial statements.

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

			Corporate and
	SUNation	HEC	Other	Total
Three Months Ended June 30, 2025
Sales	$9,820,849	$3,243,405	$—	$13,064,254
Cost of sales	5,859,827	2,364,910	—	8,224,737
Gross profit	3,961,022	878,495	—	4,839,517
Operating expenses:
Selling, general and administrative expenses	3,746,504	1,021,320	1,675,905	6,443,729
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	3,949,629	1,377,570	1,675,905	7,003,104
Operating loss	11,393	(499,075)	(1,675,905)	(2,163,587)
Other income (expenses):
Investment and other income	10,722	2,957	13,982	27,661
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract	—	—	789,588	789,588
Fair value remeasurement of contingent value rights	—	—	6,271	6,271
Financing fees	—	—	(559,938)	(559,938)
Interest expense	(15,098)	—	(147,032)	(162,130)
Loss on debt extinguishment	—	—	—	—
Other (expense) income, net	(4,376)	2,957	(7,428,173)	(7,429,592)
Net loss before income taxes	$7,017	$(496,118)	$(9,104,078)	$(9,593,179)

Depreciation and amortization	$251,048	$374,381	$—	$625,429

Capital expenditures	$—	$8,817	$—	$8,817

Assets	$24,140,111	$16,935,705	$3,054,034	$44,129,850

			Corporate and
	SUNation	HEC	Other	Total
Three Months Ended June 30, 2024
Sales	$9,731,647	$3,817,773	$—	$13,549,420
Cost of sales	6,018,778	2,738,288	—	8,757,066
Gross profit	3,712,869	1,079,485	—	4,792,354
Operating expenses:
Selling, general and administrative expenses	3,970,704	991,480	1,596,739	6,558,923
Amortization expense	203,125	506,250	—	709,375
Fair value remeasurement of SUNation earnout consideration	—	—	(450,000)	(450,000)
Total operating expenses	4,173,829	1,497,730	1,146,739	6,818,298
Operating loss	(460,960)	(418,245)	(1,146,739)	(2,025,944)
Other income (expenses):
Investment and other income	5,115	3,644	18,566	27,325
Fair value remeasurement of warrant liability	—	—	(3,267,571)	(3,267,571)
Fair value remeasurement of embedded derivative liability	—	—	(1,055,600)	(1,055,600)
Fair value remeasurement of contingent value rights	—	—	116,775	116,775
Interest expense	(15,388)	—	(720,245)	(735,633)
Other (expense) income, net	(10,273)	3,644	(4,908,075)	(4,914,704)
Net (loss) income before income taxes	$(471,233)	$(414,601)	$(6,054,814)	$(6,940,648)

Depreciation and amortization	$255,559	$530,443	$770	$786,772

Capital expenditures	$11,985	$—	$—	$11,985

Assets	$27,468,300	$22,786,653	$2,598,738	$52,853,691

			Corporate and
	SUNation	HEC	Other	Total
Six Months Ended June 30, 2025
Sales	$19,365,403	$6,335,489	$—	$25,700,892
Cost of sales	11,731,799	4,698,251	—	16,430,050
Gross profit	7,633,604	1,637,238	—	9,270,842
Operating expenses:
Selling, general and administrative expenses	7,594,004	1,997,994	2,891,029	12,483,027
Amortization expense	406,250	712,500	—	1,118,750
Operating (loss) income	(366,650)	(1,073,256)	(2,891,029)	(4,330,935)
Other income (expenses):
Investment and other income	18,247	10,233	47,346	75,826
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract	—	—	899,080	899,080
Fair value remeasurement of contingent value rights	—	—	25,450	25,450
Financing fees	—	—	(1,136,532)	(1,136,532)
Interest expense	(30,956)	—	(702,414)	(733,370)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other expense, net	(12,709)	10,233	(8,741,585)	(8,744,061)
Net loss before income taxes	$(379,359)	$(1,063,023)	$(11,632,614)	$(13,074,996)

Depreciation and amortization	$502,098	$750,646	$—	$1,252,744

Capital expenditures	$—	$8,817	$—	$8,817

			Corporate and
	SUNation	HEC	Other	Total
Six Months Ended June 30, 2024
Sales	$19,484,617	$7,284,000	$—	$26,768,617
Cost of sales	11,820,538	5,350,277	—	17,170,815
Gross profit	7,664,079	1,933,723	—	9,597,802
Operating expenses:
Selling, general and administrative expenses	7,843,159	1,993,532	3,351,259	13,187,950
Amortization expense	406,250	1,012,500	—	1,418,750
Fair value remeasurement of SUNation earnout consideration	—	—	(800,000)	(800,000)
Total operating expenses	8,249,409	3,006,032	2,551,259	13,806,700
Operating (loss) income	(585,330)	(1,072,309)	(2,551,259)	(4,208,898)
Other income (expenses):
Investment and other income	9,772	5,451	57,943	73,166
(Loss) gain on sale of assets	—	6,118	—	6,118
Fair value remeasurement of warrant liability	—	—	461,022	461,022
Fair value remeasurement of embedded derivative liability	—	—	(1,055,600)	(1,055,600)
Fair value remeasurement of contingent value rights	—	—	492,860	492,860
Interest expense	(37,650)	—	(1,462,853)	(1,500,503)
Other expense, net	(27,878)	11,569	(1,506,628)	(1,522,937)
Net loss before income taxes	$(613,208)	$(1,060,740)	$(4,057,887)	$(5,731,835)

Depreciation and amortization	$526,162	$1,060,864	$1,538	$1,588,564

Capital expenditures	$11,985	$5,594	$—	$17,579

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below.

	June 30, 2025

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,535,022	$—	$—	$1,535,022
Subtotal	1,535,022	—	—	1,535,022

Liabilities:
Contingent value rights	—	—	(286,630)	(286,630)
Subtotal	—	—	(286,630)	(286,630)

Total	$1,535,022	$—	$(286,630)	$1,248,392

	December 31, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$368,138	$—	$—	$368,138
Subtotal	368,138	—	—	368,138

Current Liabilities:
Contingent value rights	—	—	(312,080)	(312,080)
Embedded derivative liability			(82,281)	(82,281)
Earnout consideration	—	(2,500,000)	—	(2,500,000)
Subtotal	—	(2,500,000)	(394,361)	(2,894,361)

Total	$368,138	$(2,500,000)	$(394,361)	$(2,526,223)

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2025
	Contingent value rights	Warrant liability	Contingent forward contract	Total
March 31, 2025	$(292,901)	$—	$(5,406,033)	$(5,698,934)
Additions	—	(9,399,054)	—	(9,399,054)
Warrant exercise	—	16,662,707	—	16,662,707
Fair value adjustments	6,271	(7,531,044)	789,588	(6,735,185)
Settlement	—	267,391	4,616,445	4,883,836
June 30, 2025	$(286,630)	$—	$—	$(286,630)

	Three Months Ended June 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
March 31, 2024	$(1,314,987)	$(6,863,627)	$—	$(3,150,000)	$(11,328,614)
Warrant exercise	—	324,789	—	—	324,789
Fair value adjustments	116,775	(3,267,571)	(1,055,600)	450,000	(3,756,396)
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)

	Six Months Ended June 30, 2025
	Contingent value rights	Warrant liability	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)
Additions	—	(9,399,054)	—	(5,515,525)	(14,914,579)
Extinguishment of debt	—	—	82,281	—	82,281
Warrant exercise	—	16,662,707	—	—	16,662,707
Fair value adjustments	25,450	(7,531,044)	—	899,080	(6,606,514)
Settlement	—	267,391	—	4,616,445	4,883,836
June 30, 2025	$(286,630)	$—	$—	$—	$(286,630)

	Six Months Ended June 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Warrant exercise	—	324,789		—	324,789
Fair value adjustments	492,860	461,022	(1,055,600)	800,000	698,282
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)

The estimated fair value of the CVRs as of June 30, 2025 and December 31, 2024 was $286,630 and $312,080, respectively, as noted above. The Company recorded a $25,450 gain on the fair value remeasurement of the CVRs during the six months ended June 30, 2025 and a $492,860 gain on the fair value of the remeasurement of the CVRs during the six months ended June 30, 2024.

The estimated fair value of the contingent forward contract was $5,406,033 as of March 31, 2025 and as of June 30, 2025 was $0, as noted above. The estimated fair value was considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $789,588 and $899,080 in the three and six months ended June 30, 2025, respectively. See Note 9, Equity, for further information.

The estimated fair value of earnout consideration related to the acquisition of SUNation as of December 31, 2024 was $2,500,000. The Company paid $2,500,000 against the earnout consideration during the six months ended June 30, 2025 related to the first earnout period. The estimated fair value was considered a Level 2 measurement at December 31, 2024 because the earnout amounts had been established and there was no longer a reliance on unobservable inputs. The fair value was considered a Level 3 measurement at December 31, 2023 and June 30, 2024. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $450,000 and $800,000 during the three and six months ended June 30, 2024, respectively.

As noted in Note 9, the PIPE Warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the PIPE Warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. As discussed in Note 9, Equity, during the second quarter of 2025, the Company issued Series A and Series B warrants. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $7,531,044 for the three and six months ended June 30, 2025, and a loss of $3,267,571 for the three months ended June 30, 2024 and a gain of $461,022 during the six months ended June 30, 2024. All warrants had been settled as of June 30, 2025.

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

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2025.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of June 30, 2025 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 9, Equity, and Note 6, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

•anti-takeover provisions in our organizational documents and agreements may discourage or prevent a change in control, even if a sale of the Company could be beneficial to our shareholders;

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

•changes in current laws or regulations or the imposition of new laws or regulations, in the solar energy sector, by federal or state agencies in the United States, such as the passing of the One Big Beautiful Bill Act in July 2025, could impair our ability to compete and could materially harm our business, financial condition and results of operations;

•our operating results and our ability to grow may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations;

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

Overview

SUNation Energy Inc. (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) is a Delaware corporation, whose shares of Common Stock are listing on the Nasdaq Stock Market under its trading symbol “SUNE”.

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

The effects of the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively, the “Reverse Stock Splits”) have been applied retroactively and are reflected in this Quarterly Report on Form 10-Q for all periods presented. Following each of the Reverse Stock Splits, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Consolidated Results

The following table summarizes our consolidated results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30
	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$13,064,254	100%	$13,549,420	100%	$(485,166)	-3.6%
Cost of sales	8,224,737	63%	8,757,066	65%	(532,329)	-6.1%
Gross profit	4,839,517	37%	4,792,354	35%	47,163	1.0%
Operating expenses:
Selling, general and administrative expenses	6,443,729	49%	6,558,923	48%	(115,194)	-1.8%
Amortization expense	559,375	4%	709,375	5%	(150,000)	-21.1%
Fair value remeasurement of SUNation earnout consideration	—	0%	(450,000)	-3%	450,000	-100.0%
Total operating expenses	7,003,104	54%	6,818,298	50%	184,806	2.7%
Operating loss from continuing operations	(2,163,587)	-17%	(2,025,944)	-15%	(137,643)	6.8%
Other (expense) income:
Investment and other income	27,661	0%	27,325	0%	336	1.2%
(Loss) gain on sale of assets	—	0%	—	0%	—
Fair value remeasurement of warrant liability	(7,531,044)	-58%	(3,267,571)	-24%	(4,263,473)	130.5%
Fair value remeasurement of embedded derivative liability	—	0%	(1,055,600)	-8%	1,055,600	-100.0%
Fair value remeasurement of contingent forward contract	789,588	6%	—	0%	789,588
Fair value remeasurement of contingent value rights	6,271	0%	116,775	1%	(110,504)	-94.6%
Financing fees	(559,938)	-4%	—	0%	(559,938)
Interest expense	(162,130)	-1%	(735,633)	-5%	573,503	-78.0%
Loss on debt extinguishment	—	0%	—	0%	—
Other expense, net	(7,429,592)	-57%	(4,914,704)	-36%	(2,514,888)	51.2%
Operating loss from continuing operations before income taxes	(9,593,179)	-73%	(6,940,648)	-51%	(2,652,531)	38.2%
Income tax expense	14,236	0%	(6,633)	0%	20,869	-314.6%
Net loss	$(9,607,415)	-74%	$(6,934,015)	-51%	$(2,673,400)	38.6%

Consolidated sales decreased $485,166, or 3.6% to $13,064,254 in the second quarter of 2025 from $13,549,420 in the second quarter of 2024, with a 12% decline within residential contract revenue, partially offset by a 193% increase in commercial revenue. On a consolidated basis, while overall kilowatts installed on residential projects decreased 11% in the second quarter of 2025 from the second quarter of 2024, overall price per watt remained consistent and revenue per install increased 5%.

Consolidated gross profit increased to $4,839,517 in the second quarter of 2025 as compared to gross profit of $4,792,354 in the second quarter of 2024 due primarily to an improvement in residential margins during the second quarter of 2025. Gross margin increased to 37% during the second quarter of 2025 as compared to 35% in the second quarter of 2024.

Consolidated operating expenses increased 3% to $7,003,104 in the second quarter of 2025 as compared to $6,818,298 in the second quarter of 2024. Consolidated selling, general and administrative expenses decreased $115,194, or 2%, to $6,443,729 in the second quarter of 2025 from $6,558,923 in the second quarter of 2024, due primarily to a decrease in personnel expenses on lower headcount and a decrease in selling expenses on lower revenue, partially offset by $512,821 in compensation expense related to the new earnout liability as discussed in Note 6, Commitments and Contingencies. Amortization expense decreased by $150,000 to $559,375 in the second quarter of 2025 as compared to $709,375 in the same period of the prior year due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year.

Consolidated other expense increased by $2,514,888 to expense of $7,429,592 in the second quarter of 2025 as compared to $4,914,704 in the second quarter of 2024. The decrease was primarily related to a $4,263,473 increase in the fair value remeasurement loss on the warrant liability, a $110,504 decrease in fair value remeasurement loss on the contingent value rights (“CVRs”), and $559,939 in financing fees on the issuance of Series A and Series B warrants, partially offset by a $1,055,600 decrease in fair value remeasurement loss on the embedded derivative liability, a $573,503 decrease in interest expense, and a $789,588 increase in fair value remeasurement gain on the contingent forward contract.

Consolidated operating loss in the second quarter of 2025 was $2,163,587 as compared to $2,025,944 in the second quarter of 2024. Net loss in the second quarter of 2025 was $9,607,415, or $(3.14) per diluted share, compared to net loss of $6,934,015, or $(11,022.91) per diluted share, in the second quarter of 2024.

SUNation Operating Results

SUNation revenue increased 1% or $89,202, to $9,820,849 in the second quarter of 2025 as compared to $9,731,647 in second quarter of 2024. Revenue in the second quarters of 2025 and 2024 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2025	2024
Residential contracts	$8,016,690	$8,484,744
Commercial contracts	1,261,992	492,202
Service revenue	542,167	754,701
	$9,820,849	$9,731,647

Residential contract revenue decreased $468,054, or 6%, despite a 5% increase in residential kilowatts installed and a 1% increase in average revenue per system installed, due to a 5% decrease in number of systems installed. Commercial contract revenue increased $769,790, or 156%, due to timing of commercial projects where the prior year had some larger projects from 2024 carry into 2025 and there were delays in the prior year in the start of commercial pipeline projects into the second half of 2024. Service revenue decreased $212,534, or 28%, due to lower battery installations and third-party referral service jobs.

Gross profit increased 7% to $3,961,022 in the second quarter of 2025 as compared to gross profit of $3,712,869 in the second quarter of 2024 due primarily to the increase in revenue and additional increase in gross margin. Gross margin increased to 40.3% in 2025 compared to 38.2% in 2024 due primarily to higher commercial revenue gross margins due to higher revenue to cover fixed overhead costs and higher residential margins due to lower job material costs as a percentage of revenue.

Selling, general and administrative expenses decreased slightly to $3,746,504 in 2025 (38% as a percentage of sales) as compared to $3,970,704 in 2024 (41% as a percentage of sales), due primarily to a decrease in personnel costs on lower headcount and a decrease in selling expenses on lower residential contract revenue. Amortization expense remained flat at $203,125 in 2025 as compared to 2024.

HEC Operating Results

HEC sales decreased 15% or $574,368, to $3,243,405 in the second quarter of 2025 as compared to $3,817,773 in the second quarter of 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2025	2024
Residential contracts	$2,727,495	$3,665,952
Commercial contracts	139,319	(13,143)
Service revenue	376,591	164,964
	$3,243,405	$3,817,773

Residential contract sales decreased $938,457, or 26%, due to a 31% decrease in kilowatts installed and a 8% decrease in battery capacity installed, which was partially offset by a 9% increase in average revenue per system installed due to implemented price increases during the quarter. In the first half of 2024, the Battery Bonus program in Hawaii ended. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Service revenue increased $211,627, or 128%, due to an increase in repair and replacement installations.

Gross profit decreased 19% to $878,495 in the second quarter of 2025 as compared to gross profit of $1,079,485 in the second quarter of 2024 due primarily to the decrease in revenue. Gross margin decreased slightly to 27.1% in the second quarter of 2025 compared to 28.3% in the second quarter of 2024.

Selling, general and administrative expenses increased 3% to $1,021,320 in the second quarter of 2025 (31% as a percentage of sales) as compared to $991,480 in the second quarter of 2024 (26% as a percentage of sales), due primarily to an increase in personnel expenses on additional headcount.

Comparison of the Six Months Ended June 30, 2025 and 2024

Consolidated Results

The following table summarizes our consolidated results for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30
	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$25,700,892	100%	$26,768,617	100%	$(1,067,725)	-4.0%
Cost of sales	16,430,050	64%	17,170,815	64%	(740,765)	-4.3%
Gross profit	9,270,842	36%	9,597,802	36%	(326,960)	-3.4%
Operating expenses:
Selling, general and administrative expenses	12,483,027	49%	13,187,950	49%	(704,923)	-5.3%
Amortization expense	1,118,750	4%	1,418,750	5%	(300,000)	-21.1%
Fair value remeasurement of SUNation earnout consideration	—	0%	(800,000)	-3%	800,000	-100.0%
Total operating expenses	13,601,777	53%	13,806,700	52%	(204,923)	-1.5%
Operating loss from continuing operations	(4,330,935)	-17%	(4,208,898)	-16%	(122,037)	2.9%
Other (expense) income:
Investment and other income	75,826	0%	73,166	0%	2,660	3.6%

(Loss) gain on sale of assets	—	0%	6,118	0%	(6,118)	-100.0%
Fair value remeasurement of warrant liability	(7,531,044)	-29%	461,022	2%	(7,992,066)	-1733.6%
Fair value remeasurement of embedded derivative liability	—	0%	(1,055,600)	-4%	1,055,600	-100.0%
Fair value remeasurement of contingent forward contract	899,080	3%	—	0%	899,080
Fair value remeasurement of contingent value rights	25,450	0%	492,860	2%	(467,410)	-94.8%
Financing fees	(1,136,532)	-4%	—	0%	(1,136,532)
Interest expense	(733,370)	-3%	(1,500,503)	-6%	767,133	-51.1%
Loss on debt extinguishment	(343,471)	-1%	—	0%	(343,471)
Other expense, net	(8,744,061)	-34%	(1,522,937)	-6%	(7,221,124)	474.2%
Operating loss from continuing operations before income taxes	(13,074,996)	-51%	(5,731,835)	-21%	(7,343,161)	128.1%
Income tax expense	28,851	0%	(471)	0%	29,322	-6225.5%
Net loss	$(13,103,847)	-51%	$(5,731,364)	-21%	$(7,372,483)	128.6%

Consolidated sales decreased $1,067,725, or 4.0% to $25,700,892 in the first six months of 2025 from $26,768,617 in the first six months of 2024, with declines primarily within the residential contract and service revenue streams, partially offset by increased commercial contract revenue. On a consolidated basis, the decline in residential contract revenue during the first six months of 2025 as compared to the same period of 2024 is due to a 2% decrease on kilowatts installed and a 7% decrease in price per watt installed due to lower battery kilowatts installed within HEC.

Consolidated gross profit decreased to $9,270,842 in the first six months of 2025 as compared to gross profit of $9,597,802 in the first six months of 2024 due primarily to the decrease in revenue during the year. Gross margin remained flat at 36% during the first six months of 2025 as compared to the first six months of 2024.

Consolidated operating expenses decreased 1% to $13,601,777 in the first six months of 2025 as compared to $13,806,700 in the first six months of 2024. Consolidated selling, general and administrative expenses decreased $704,923, or 5%, to $12,483,027 in the first six months of 2025 from $13,187,950 in the first six months of 2024, due primarily to a decrease in personnel expenses on lower headcount and a decrease in corporate costs including stock compensation expense and legal and other professional fees, partially offset by $512,821 in compensation expense related to the new earnout liability as discussed in Note 6, Commitments and Contingencies. Amortization expense decreased by $300,000 to $1,118,750 in the first six months of 2025 as compared to $1,418,750 in the same period of the prior year due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year.

Consolidated other expense increased by $7,221,124 to $8,744,061 in the first six months of 2025 as compared to $1,522,937 in the first six months of 2024. The increase was primarily related to a $7,992,066 increase in the fair value remeasurement on the warrant liability, a $467,410 decrease in fair value remeasurement gain on the contingent value rights (“CVRs”), a $343,471 loss on debt extinguishment, and $1,136,532 in financing fees on the issuance of the contingent forward contract and issuance of Series A and Series B warrants, partially offset by a $1,055,600 decrease in fair value remeasurement loss on the embedded derivative liability, a $899,080 increase in fair value remeasurement gain on the contingent forward contract, and a $767,133 decrease in interest expense.

Consolidated operating loss in the first six months of 2025 was $4,330,935 as compared to $4,208,898 in the first six months of 2024. Net loss in the first six months of 2025 was $13,103,847, or $(8.42) per diluted share, compared to net loss attributable to shareholders (after taking into effect $11,322,639 in deemed dividends) of $17,054,003, or $(38,216.49) per diluted share, in the first six months of 2024.

SUNation Operating Results

SUNation revenue decreased 1% or $119,214, to $19,365,403 in the first six months of 2025 as compared to $19,484,617 in first six months of 2024. Revenue in the first six months of 2025 and 2024 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2025	2024
Residential contracts	$15,912,812	$16,616,452
Commercial contracts	2,537,880	1,489,395
Service revenue	914,711	1,378,770
	$19,365,403	$19,484,617

Residential contract revenue decreased $703,640, or 4%, despite a 1% increase in residential kilowatts installed and a 1% increase in average price per system installed, due to a 6% decrease in number of systems installed. Commercial contract revenue increased $1,048,485, or 70%, due timing of commercial projects where the prior year had some larger projects from 2024 carry into 2025 and there were delays in the prior year in the start of commercial pipeline projects into the second half of 2024. Service revenue decreased $464,059, or 34%, due to lower battery installations and third-party referral service jobs.

Gross profit decreased slightly to $7,633,604 in 2025 as compared to gross profit of $7,664,079 in 2024 due primarily to the decrease in revenue. Gross margin remained stable at 39.4% in 2025 compared to 39.3% in 2024.

Selling, general and administrative expenses decreased 3% to $7,594,004 in 2025 (39% as a percentage of sales) as compared to $7,843,159 in 2024 (40% as a percentage of sales), due primarily to a decrease in personnel costs on lower headcount. Amortization expense remained flat at $406,250 in 2025 as compared to 2024.

HEC Operating Results

HEC sales decreased 13% or $948,511, to $6,335,489 in the first six months of 2025 as compared to $7,284,000 in the first six months of 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2025	2024
Residential contracts	$5,466,295	$6,893,831
Commercial contracts	139,319	(13,143)
Service revenue	729,875	403,312
	$6,335,489	$7,284,000

Residential contract sales decreased $1,427,537, or 21%, due to a 22% decrease in battery capacity installed and a 12% decrease in kilowatts installed. In the first half of 2024, the Battery Bonus program in Hawaii ended. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Service revenue increased $326,563, or 81%, due to an increase in repair and replacement installations.

Gross profit decreased 15% to $1,637,238 in the first six months of 2025 as compared to gross profit of $1,933,723 in the first six months of 2024 due primarily to the decrease in revenue. Gross margin decreased slightly to 25.8% in the first six months of 2025 compared to 26.5% in the first six months of 2024.

Selling, general and administrative expenses remained flat at $1,997,994 in the first six months of 2025 (32% as a percentage of sales) as compared to $1,993,532 in the first six months of 2024 (27% as a percentage of sales.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $3,473,387 in cash, restricted cash and cash equivalents. Of this amount, $1,535,022 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at June 30, 2025, $286,630 consisted of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the SUNation Energy business.

The Company had working capital deficit of $(1,850,380) at June 30, 2025, consisting of current assets of $10,951,412 and current liabilities of $12,801,792 compared to working capital deficit of $(16,051,658) at December 31, 2024.

Cash used in operating activities was $3,533,533 in the first six months of 2025 as compared to $3,425,726 in the same period of 2024. The increase in negative cash flow from operations is primarily driven by the increase in the net loss and an increase in payments against accounts payable. Significant working capital changes in the six months ended June 30, 2025 included a decrease of accounts receivable of $1,601,897, a decrease in accounts payable of $489,960, and a decrease in accrued interest of $634,467.

Net cash used in investing activities was $8,817 in the first six months of 2025 compared to $11,461 used in investing activities in the same period of 2024 primarily related to capital expenditures.

Net cash provided by financing activities was $5,864,389 in the first six months of 2025 compared to $172,899 in the same period of 2024. Net cash provided by financing activities in the first six months of 2025 was due to $17,871,964 in net proceeds from the issuance of common stock under a registered direct offering and $351,372 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $9,552,943 in payments against loans payable, $2,500,000 in payments of contingent consideration, and $267,391 in payments for the termination of warrants. Net cash provided by financing activities in the first six months of 2024 was due to $918,988 in net proceeds from the issuance of common stock under a registered direct offering, partially offset by payments against loans payable.

In connection with the SUNation acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note shall become a senior secured instrument. Principal and interest payments under the amended Long-Term Note are payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and is based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of June 30, 2025 was estimated at $286,630 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents. The proceeds from CSI’s pre-merger business working capital and related long-term assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2024, we concluded that our internal control over financial reporting was not effective.

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

Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States could impair our ability to compete and could materially harm our business, financial condition and results of operations.

There has been, and will continue to be, regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations in the United States and around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, any changes to the laws and implementing regulations affecting the clean energy sector may create delays in the introduction of new products, prevent our customers from deploying our products or, in some cases, require us to redesign our products.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the Inflation Reduction Act and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

Our shares of common stock are listed on the Nasdaq Capital Market, or Nasdaq. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. In the past, from time to time, we have received certain notices from Nasdaq of non-compliance items.

For example, as previously reported, the Company had received respective Nasdaq non-compliance letters regarding: (i) a Minimum Bid Price Deficiency notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market notifying the Company that, for the 30 consecutive business day period immediately preceding April 11, 2025 deficiency letter, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and, as a result, did not comply with Listing Rule 5550(a)(2); and (ii) the Staff’s additional delisting notice pursuant to its discretionary authority under Listing Rule 5101 based on public interest concerns related to the Company’s securities offering announced on February 27, 2025.

Following receipt of the April 2025 deficiency notice, the Company timely requested a hearing before the Nasdaq Hearing Panel. The hearing request automatically stayed any suspension or delisting action pending the outcome of the hearing. The Company appeared before the Nasdaq Hearing Panel on May 27, 2025 to address the above-noted compliance matters. As of the hearing date, the Company had been in Compliance with the Minimum Bid Price for not less than twenty-five (25) consecutive trading days, and has since maintained Minimum Bid Price compliance to date.

On June 10, 2025, the Company received the Nasdaq Hearing Panel’s decision in which it notified the Company that it did not find the Company to be in violation of Listing Rules 5100 and 5550(a)(2), the “Public Interest Concern” and “Bid Price Rule”, respectively. Accordingly, the June 10, 2025 letter further provided that the Company is deemed to be in full compliance with the applicable Nasdaq Listing Rules, and that the above-referenced matter was closed. While we are currently in compliance with Nasdaq’s listing rules, there is no guarantee that we may not become subject to future non-compliance or delisting notices, any of which could have a serious negative effect on our stock price, volatility, ability to remain listed, liquidity, among other similar adverse effects on our stock and shareholders.

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

We may not fully realize the anticipated benefits from our restructuring or diversification efforts.

In regard to our realigned strategy and continued exploration of strategic alternatives, we may not achieve the expected benefits of such activities. Our ability to achieve the anticipated cost savings and other benefits from our restructuring, or other strategic diversification or expansion efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to our operations, liquidity or future financial results from our current or future cost saving, expansion or business diversification efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings, increased margins, diversification or expected revenues from such strategic alternative efforts, and our business and results of operations could be adversely affected.

We need to obtain substantial additional financing arrangements to provide working capital and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations and grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital and operational expenditures. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of the electricity produced by the payments for and the cost of our solar energy systems; however, as a result of the passage of the One Big Beautiful Bill Act, which was passed in congress and signed into law in July 2025, we will be required to seek new sources of funding and financing, the affects and results of which are too early to fully ascertain, adding additional complexity to our operating and finance costs, in addition to the loss of certain tax credits to our residential customers, the latter of which is not yet in effect, and therefore, not fully determinable, adding further uncertainty to certain of our operational costs. These changes could materially impact our finance costs, timing and ultimately our operations. We rely on access to capital, including through equity financing, convertible notes, revenue loans and other forms of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems in service.

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

If any of our previous or current debt or equity investors decide not to invest in us in the future for any reason or decide to invest at levels inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market, loan-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth and profitability may be limited.

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. Any inability to secure financing could lead us to cancel planned installations, potential business diversification, expansions, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Litigation brought by third parties claiming breach of contract, contractual defaults or other claims for may be costly and time consuming.

Although we may, from time to time, be involved in litigation and government proceedings, as well as contractual or financial claims arising in the course of business, we are not a party to any litigation or governmental or other proceeding that we currently believe will have a material adverse impact on our financial position, results of operations or liquidity. These claims have in the past, and may in the future, arise from a wide variety of business practices and initiatives, including current or new product releases, significant business transactions, securities offerings, convertible notes, warrants, loans, warranty or product claims, employment practices, and regulation, among other matters. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Litigation, threatened litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

SUNation Energy, Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: August 15, 2025		Chief Executive Officer

	By	/s/ Kristin A. Hlavka
Kristin A. Hlavka
Date: August 15, 2025		Chief Accounting Officer