Form 10-Q
period 2025-09-30
SUNation Energy, Inc.
filed 2025-11-07
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 5, 2025	3,406,614

SUNATION ENERGY, INC.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30	December 31
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$5,414,591	$839,268
Restricted cash and cash equivalents	288,948	312,080
Trade accounts receivable, less allowance for
credit losses of $280,863 and $240,817, respectively	4,924,480	4,881,094
Inventories	3,008,151	2,707,643
Prepaid income taxes	13,461	—
Related party receivables	21,571	23,471
Prepaid expenses	2,088,810	1,587,464
Costs and estimated earnings in excess of billings	797,390	560,648
Other current assets	612,248	198,717
TOTAL CURRENT ASSETS	17,169,650	11,110,385
PROPERTY, PLANT AND EQUIPMENT, net	1,047,668	1,238,898
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Operating lease right of use asset, net	3,391,457	3,686,747
Intangible assets, net	10,542,708	12,220,833
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	31,390,034	33,363,449
TOTAL ASSETS	$49,607,352	$45,712,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,291,519	$8,032,769
Accrued compensation and benefits	1,362,804	796,815
Operating lease liability	285,676	321,860
Accrued warranty	198,087	350,013
Other accrued liabilities	1,476,479	1,055,995
Accrued loss contingencies	—	1,300,000
Income taxes payable	—	5,071
Refundable customer deposits	4,331,250	1,870,173
Billings in excess of costs and estimated earnings	1,889,832	444,310
Contingent value rights	288,948	312,080
Earnout consideration	—	2,500,000
Current portion of loans payable	379,609	3,139,113
Current portion of loans payable - related party	1,530,244	6,951,563
Embedded derivative liability	—	82,281
TOTAL CURRENT LIABILITIES	19,034,448	27,162,043
LONG-TERM LIABILITIES:
Loans payable and related interest	1,093,114	6,531,650
Loans payable and related interest - related party	3,897,808	—
Operating lease liability	3,233,929	3,471,623
Accrued compensation and benefits	620,087	—
TOTAL LONG-TERM LIABILITIES	8,844,938	10,003,273
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—

Series B preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series C preferred stock, par value $1.00 per share; 35,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 1 and no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 1,000,000,000 shares authorized;
3,406,614 and 9,343 shares issued and outstanding, respectively(1)	170,331	467
Additional paid-in capital(1)	77,953,503	51,445,995
Accumulated deficit	(56,395,868)	(42,899,046)
TOTAL STOCKHOLDERS' EQUITY	21,727,966	8,547,416
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,607,352	$45,712,732

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Sales	$18,993,636	$14,718,386	$44,694,528	$41,487,003
Cost of sales	11,781,951	9,482,661	28,212,001	26,653,476
Gross profit	7,211,685	5,235,725	16,482,527	14,833,527
Operating expenses:
Selling, general and administrative expenses	6,898,041	6,133,087	19,381,068	19,321,037
Amortization expense	559,375	709,375	1,678,125	2,128,125
Fair value remeasurement of SUNation NY earnout consideration	—	—	—	(800,000)
Total operating expenses	7,457,416	6,842,462	21,059,193	20,649,162
Operating loss	(245,731)	(1,606,737)	(4,576,666)	(5,815,635)
Other (expense) income:
Investment and other income	15,173	25,410	90,999	98,576
Gain on sale of assets	—	(6,940)	—	(822)
Fair value remeasurement of warrant liability	—	(1,435,845)	(7,531,044)	(974,823)
Fair value remeasurement of embedded derivative liability	—	587,271	—	(468,329)
Fair value remeasurement of contingent forward contract	—	—	899,080	—
Fair value remeasurement of contingent value rights	(2,318)	(14,051)	23,132	478,809
Financing fees	—	—	(1,136,532)	—
Interest expense	(143,420)	(811,551)	(876,790)	(2,312,054)
Loss on debt extinguishment	—	(35,657)	(343,471)	(35,657)
Other expense, net	(130,565)	(1,691,363)	(8,874,626)	(3,214,300)
Net loss before income taxes	(376,296)	(3,298,100)	(13,451,292)	(9,029,935)
Income tax expense	16,679	509	45,530	38
Net loss	(392,975)	(3,298,609)	(13,496,822)	(9,029,973)

Deemed dividend on extinguishment of Convertible Preferred Stock	—	(3,464,426)	—	(4,215,551)
Deemed dividend on modification of PIPE Warrants	—	(875,737)	—	(11,447,251)
Deemed contribution on exchange of equity instruments	—	4,075,681	—	4,075,681
Net loss attributable to common shareholders	$(392,975)	$(3,563,091)	$(13,496,822)	$(20,617,094)

Basic net loss per share(1)	$(0.12)	$(2,350.12)	$(6.19)	$(25,596.09)
Diluted net loss per share(1)	$(0.12)	$(2,350.12)	(6.19)	(25,596.09)

Weighted Average Basic Shares Outstanding(1)	3,406,614	1,516	2,180,066	805
Weighted Average Dilutive Shares Outstanding(1)	3,406,614	1,516	2,180,066	805

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Nine Months Ended September 30, 2025

	Redeemable Convertible		Series A Convertible		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	9,343	$467	$51,445,995	$(42,899,046)	$8,547,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,496,822)	(13,496,822)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—	4	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	31,564	1,578	8,697,706	—	8,699,284
Issuance of common stock under pre-funded warrant exercises	—	—	—	—	—	—	—	—	—	—	55,392	2,770	8,308	—	11,078
Issuance of common stock under Series B warrant exercises	—	—	—	—	—	—	—	—	—	—	3,260,870	163,044	16,499,663	—	16,662,707
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	1	1	—	—	(1)	—	—
Cancellation of Series D Preferred Stock	—	—	—	—	—	—	—	—	(1)	(1)	—	—	1	—	—
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	—	—	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	—	—	—	—	—	—	—	—	6,065	304	880,452	—	880,756

Effect of reverse stock splits	—	—	—	—	—	—	—	—	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	72,175	—	72,175
BALANCE AT SEPTEMBER 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	3,406,614	$170,331	$77,953,503	$(56,395,868)	$21,727,966

For the Three Months Ended September 30, 2025

	Redeemable Convertible		Series A		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT JUNE 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	3,406,614	$170,331	$77,934,604	$(56,002,893)	$22,102,042
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(392,975)	(392,975)
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	18,899	—	18,899
BALANCE AT SEPTEMBER 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	3,406,614	$170,331	$77,953,503	$(56,395,868)	$21,727,966

For the Nine Months Ended September 30, 2024

	Redeemable Convertible		Series A Convertible		Series B		Series C		Series D					Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock			Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	—	$—	—	$—		68	$3	$47,490,197	$(27,081,411)	$20,436,789
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	—	(9,029,973)	(9,029,973)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—		1	—	9,772	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—		2	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	18	1	918,987	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—	—	—	—	—	14	—	15
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—	—		—	—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	—	—	—	83	4	324,786	—	324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—	—	—	—	—	(30,940,875)	—	(30,968,875)
Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—	—	—	—	—	(751,125)	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,592,220)	—	(10,592,220)

Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	—	—	—	—	—	632			32	15,277,023	—	15,277,055
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	—	—		71			4	1,486	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—		—	—	—	—	16,428,430	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—		—	—	—	—	11,242,257	—	11,242,257
Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—	—		—			—	(15,016)	—	—
Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—		—			—	(156,524)	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(17,233)	(17,233)	—	—		3,828			191	17,042	—	—
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	—	—	—	—			—	(1,132)	—	(1,132)
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—			—	(16,199)	—	(16,199)
Other share retirements	—	—	—	—	—	—	—	—	—	—	—	—			—	(38,268)	32,170	(6,098)

Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
BALANCE AT SEPTEMBER 30, 2024	—	$—	—	$—	—	$—	10,808	$10,808	—	$—		4,703	$235	$49,198,635	$(36,079,214)	$13,130,464

For the Three Months Ended September 30, 2024

	Redeemable Convertible		Series A Convertible		Series B		Series C		Series D						Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)		Amount(1)		Capital(1)	Deficit	Total
BALANCE AT JUNE 30, 2024	14,515	$16,442,945	—	$—	1	$1	—	$—	—	$—	727			$36	$21,882,886	$(32,780,605)	$(10,897,682)
Net loss	—	—	—	—	—	—	—	—	—	—	—			—	—	(3,298,609)	(3,298,609)
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—	—	—			—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	—	—	77			4	(4)	—	—
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	—	—	71			4	1,486	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—	—	—	—	—	16,428,430	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,242,257	—	11,242,257
Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—	—	—			—	(15,016)	—	—
Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	—			—	(156,524)	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(17,233)	(17,233)	—	—	3,828			191	17,042	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	—			—	(201,922)	—	(201,922)
BALANCE AT SEPTEMBER 30, 2024	—	$—	—	$—	—	$—	10,808	$10,808	—	$—	4,703			$235	$49,198,635	$(36,079,214)	$13,130,464

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

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,496,822)	$(9,029,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,880,793	2,373,312
Share based compensation	72,175	(16,199)
Credit loss provision	40,046	105,593
Fair value remeasurement of earnout consideration	—	(800,000)
Fair value remeasurement of warrant liability	7,531,044	974,823
Fair value remeasurement of embedded derivative liability	—	468,329
Fair value remeasurement of contingent forward contract	(899,080)	—
Fair value remeasurement of contingent value rights	(23,132)	(478,809)
Loss on extinguishment of debt	343,471	35,657
Gain on sale of assets	—	822
Loss on lease termination	—	215,415
Interest and accretion expense	269,909	2,312,054
Changes in assets and liabilities:
Trade accounts receivable	(81,531)	697,454
Inventories	(300,508)	893,281
Income taxes	(18,532)	(83,062)
Other assets, net	(1,145,270)	(809,709)
Accounts payable	395,280	570,844
Accrued compensation and benefits	802,213	(510,484)
Customer deposits	2,461,077	(270,905)
Other accrued liabilities	1,700,111	236,089
Accrued interest	(677,582)	(1,278,378)
Net cash used in operating activities	(1,146,338)	(4,393,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,787)	(29,749)
Proceeds from the sale of property, plant and equipment	—	6,118
Net cash used in investing activities	(17,787)	(23,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	64,744	1,604,000
Payments against loans payable	(8,609,793)	(1,161,654)
Payments against related party loans payable	(1,155,967)	—
Payments related to debt issuance costs	(38,613)	(24,150)
Payments related to equity issuance costs	(2,128,038)	(237,536)
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	9,690,790	1,000,000
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	11,078	—
Proceeds from the issuance of Series A and Series B warrants	10,298,134	—
Proceeds from the issuance of common stock under at-the-market offering	351,372	—
Proceeds from the issuance of Series B preferred stock	—	15
Payments for the termination of Series A warrants	(267,391)	—
Proceeds from issuance of common stock, net of shares withheld	—	9,775
Cash in lieu payment on fractional shares under reverse stock split	—	(1,132)
Payment of contingent consideration related to acquisition	(2,500,000)	—
Purchase of common stock	—	(6,098)
Net cash provided by financing activities	5,716,316	1,183,220
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,552,191	(3,234,257)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,151,348	5,396,343
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$5,703,539	$2,162,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$64,062	$83,100
Interest paid	1,270,163	1,216,577
NONCASH FINANCING AND INVESTING ACTIVITIES:
Loss on extinguishment of debt	—	(35,657)
Issuance of common stock for the settlement of loss contingencies	880,756	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	—	11,587,121
Conversion of redeemable convertible preferred stock to common stock	—	15,277,055

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

Our current business units, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation NY”) are engaged in the design, installation, and maintenance of solar energy systems across residential, commercial, and municipal sectors. Our team specializes in providing tailored solar solutions that meet the specific energy needs of each client, ensuring both efficiency and sustainability. In addition to our core solar services, we also offer energy storage systems to optimize energy use and increase reliability. Our New York business unit further integrates a broader range of services, including residential roofing solutions, to ensure seamless solar installations and long-term durability. Additionally, we provide community solar services that allow groups of individuals, businesses, or organizations to share the benefits of a single solar array, making renewable energy accessible to more people in the community.

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

The following table illustrates changes in common stock (in number of shares and dollar amount) and additional paid-in-capital, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	940,385	(935,682)	4,703
Common Stock amount	$47,021	$(46,786)	$235
Additional Paid-in-Capital	$49,151,849	$46,786	$49,198,635

	December 31, 2023			December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Common Stock shares	13,663	(13,595)	68	1,868,638	(1,859,295)	9,343
Common Stock amount	$683	$(680)	$3	$93,432	$(92,965)	$467
Additional Paid-in-Capital	$47,489,517	$680	$47,490,197	$51,353,030	$92,965	$51,445,995

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Three Months Ended September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	302,756	(301,240)	1,516
Loss per share from continuing operations - basic and diluted	$(11.77)	$(2,338.35)	$(2,350.12)

	Nine Months Ended September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	160,751	(159,946)	805
Loss per share from continuing operations - basic and diluted	$(128.25)	$(25,467.84)	$(25,596.09)

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

Cash, Restricted Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company may invest in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the federal deposit insurance company (“FDIC”) or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. Total cash equivalents invested in short-term money market funds was $883,328 and $368,138 as of September 30, 2025 and December 31, 2024, respectively. The $288,948 of restricted cash and cash equivalents on the balance sheet as of September 30, 2025 are funds that can only be used to support the legacy Communications Systems, Inc. (“CSI”) business (which had merged with and into Pineapple Energy, Inc. in March 2022 (and Pineapple Energy, Inc.’s name was changed to SUNation Energy Inc. in November 2024, each as previously disclosed and described more fully in prior annual and quarterly reports)), and will be distributed to holders of the Company’s contingent value rights (“CVRs”) and cannot be used to support the working capital needs of the SUNation Energy business.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $288,546 and $226,439 at September 30, 2025 and December 31, 2024, respectively.

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

Recoverability of Long-Lived Assets and Intangible Assets

The Company reviews its long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value for the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

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

Warranty

SUNation NY offers product warranties for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. SUNation NY will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. SUNation NY provides for warranty up to the lifetime of the system on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. SUNation NY provides extended workmanship warranties to the customer for up to 25 years for the service of inverters, which is reimbursed by the manufacturer.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $264,482 and $11,587,121 in deemed dividends during the three and nine months ended September 30, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and nine months ended September 30, 2025 and September 30, 2024. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares and convertible debt using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both September 30, 2025 and 2024. Restricted stock units totaling 5 and 4 would have been excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended September 30
	SUNation NY		HEC
	2025	2024	2025	2024
Residential contracts	$9,919,664	$6,522,508	$5,737,702	$3,612,274
Commercial contracts	2,228,443	3,618,023	—	322,053
Service revenue	866,844	499,364	240,983	144,164
	$13,014,951	$10,639,895	$5,978,685	$4,078,491

	Revenue by Type
	Nine Months Ended September 30
	SUNation NY		HEC
	2025	2024	2025	2024
Residential contracts	$25,832,477	$23,138,960	$11,203,996	$10,506,104
Commercial contracts	4,766,323	5,107,418	139,319	308,910
Service revenue	1,781,554	1,878,134	970,859	547,477
	$32,380,354	$30,124,512	$12,314,174	$11,362,491

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended September 30
	SUNation NY		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$10,786,508	$7,021,872	$5,978,685	$3,756,438
Performance obligations satisfied over time	2,228,443	3,618,023	—	322,053
	$13,014,951	$10,639,895	$5,978,685	$4,078,491

	Nine Months Ended September 30
	SUNation NY		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$27,614,031	$25,017,094	$12,174,855	$11,053,581
Performance obligations satisfied over time	4,766,323	5,107,418	139,319	308,910
	$32,380,354	$30,124,512	$12,314,174	$11,362,491

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $797,390, $560,648, and $57,241 at September 30, 2025, December 31, 2024, and January 1, 2024, respectively. Contract liabilities were $6,221,082, $2,314,483, and $2,552,452 at September 30, 2025, December 31, 2024, and January 1, 2024, respectively. During the nine months ended September 30, 2025, $2,138,538 within contract liabilities as of December 31, 2024 has been recognized within revenue.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024

Billings to date	$3,148,278	$3,055,354

Costs incurred on uncompleted contracts	596,008	1,120,213
Estimated earnings	662,438	1,490,831
Cost plus estimated earnings	1,258,446	2,611,044

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,889,832	$444,310

Costs and estimated earnings in excess of billings as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024

Costs incurred on uncompleted contracts	$3,352,006	$1,233,151
Estimated earnings	3,187,573	1,219,234
Total costs and estimated earnings	6,539,579	2,452,385
Billings to date	5,742,189	1,891,737
Costs and estimated earnings in excess of billings on uncompleted contracts	$797,390	$560,648

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” or “OBBBA”, into law, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the Inflation Reduction Act and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The OBBBA terminates several consumer-facing tax credits, including the Residential Clean Energy Credit (Section 25D) and the Energy Efficient Home Improvement Credit (Section 25C), effective at the end of 2025. The Section 25D credit previously allowed homeowners to claim a 30% credit for installing rooftop solar panels and related equipment. The OBBBA also has an accelerated phaseout of the Clean Electricity Investment Tax Credit (Section 48E) and the Clean Electricity Production Tax Credit (45Y). In this accelerated phase out, projects must begin construction by July 4, 2026, or be placed in service by December 31, 2027, to qualify for these credits. The Company performed a quantitative assessment related to the recoverability of our goodwill for our two reporting units as a result of the material decline in our forecasted revenues and operating results.

The Company estimated the fair value of the reporting units using an equally weighted combination of an income approach and market approach. Under the income approach, the Company discounted the estimated future cash flows of each reporting unit using a rate of return commensurate with the reporting unit’s risk.  Under the market approach, the Company utilized the Guideline Public Company Method based on market revenue multiples of comparable publicly traded companies. The Company concluded that the fair values of the SUNation NY and HEC reporting units exceeded its carrying value as of September 30, 2025 and no impairment charge was necessary.

As a result of the implications of the OBBBA as noted above, the Company performed an impairment test on the tradenames and trademarks intangible assets associated with both the HEC and SUNation reporting units as of September 30, 2025. The Company calculated the undiscounted cash flows associated with the asset groups and compared that to the carrying value of the asset groups. As the asset groups did not meet the recoverability test, the Company calculated the fair value of the tradenames and trademarks intangible assets and compared it to the carrying value of the intangible assets, noting that the fair value was less than the carrying value. However, since the carrying value of the asset groups was less than the fair value of the asset groups, as calculated within the goodwill impairment analysis, no impairment charge was realized.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		September 30, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(7,357,292)	$—	$10,542,708
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(9,007,292)	$(750,000)	$10,542,708

		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(5,679,167)	$—	$12,220,833
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,329,167)	$(750,000)	$12,220,833

Amortization expense on these identifiable intangible assets was $559,375 and $709,375 during the three months ended September 30, 2025 and 2024, respectively and $1,678,125 and $2,128,125 for the nine months ended September 30, 2025 and 2024, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q4 2025	$559,375
2026	2,237,500
2027	2,237,500
2028	2,237,500
2029	2,237,500
Thereafter	1,033,333
Total	$10,542,708

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

Borrowings, if any, under the Revolver will bear interest at a fixed annual rate of 8%, payable monthly in arrears on the first day of each calendar month. The Revolving Credit Agreement includes customary affirmative and negative covenants, as well as standard events of default, which, if triggered, may permit the lender to accelerate all outstanding obligations under the facility. The Company may repay outstanding borrowings at any time without penalty. As of September 30, 2025, no amounts have been drawn on the Revolver. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.

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

Interest and accretion expense was $0 and $179,295 for three months ended September 30, 2025 and 2024, respectively, and $100,450 and $574,415 for the nine months ended September 30, 2025 and 2024, respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The Company recorded interest expense of $0 and $372,872 for the three months ended September 30, 2025 and 2024, respectively, and $232,866 and $1,142,049 for the nine months ended September 30, 2025 and 2024, respectively.

SUNation NY Long-Term Note and Earnout

In connection with the SUNation NY acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. Interest was due annually on each December 31st. The Company was unable to make the second and third interest payments totaling $250,703 and $460,194 due on December 31, 2023 and 2024, respectively. The Company was required to make a principal payment of $2,740,000 on November 9, 2024. The Company was not permitted to make any payments under the Long-Term Note unless Decathlon had provided prior written consent to such payment pursuant to the Loan Agreement.  Pursuant to that certain subordination letter dated May 31, 2023, each holder of the Long-Term Note had subordinated all payments under the Long-Term Note to the obligations owed to Decathlon under the Loan Agreement (the “Decathlon Obligations”) and had agreed that, until the Decathlon Obligations have been paid in full, any payment under the Long-Term Note was subject to Decathlon’s prior written consent. As the debt was part of the SUNation NY purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of approximately 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

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

The earnout liability is accounted for under ASC 710 as a deferred compensation arrangement and is accreted to $2,303,182 over the requisite service period as it is probable the financial conditions will be attained. The earnout liability represents the present value of the expected future cash flows as of the eligibility date of May 5, 2026. The balance of the earnout liability at September 30, 2025 was $1,003,951. Compensation expense related to the earnout liability for the three and nine months ended September 30, 2025 totaled $491,130 and $1,003,951, respectively, and is recorded in “Selling, general and administrative expenses.”

As noted in Note 12, Fair Value Measurements, the Company had a remaining earnout consideration accrual balance of $2,500,000 at December 31, 2024 related to the SUNation NY acquisition earned 2023 earnout. During the nine months ended September 30, 2025, the Company paid the balance to satisfy the outstanding liability of the earned 2023 earnout in full.

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

The Company recorded interest expense of $0 and $24,167 during the three months ended September 30, 2025 and 2024, respectively and recorded expense of $33,312 and $24,167 during the nine months ended September 30, 2025 and 2024, respectively.

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

The Company recorded interest expense of $0 and $30,940 during the three months ended September 30, 2025 and 2024, respectively and recorded expense of $34,900 and $30,940 during the nine months ended September 30, 2025 and 2024, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation NY. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at September 30, 2025 and December 31, 2024 was $188,983 and $238,266, respectively. Interest expense was $4,199 and $5,299 for the three months ended September 30, 2025 and 2024, respectively and $13,108 and $16,859 for the nine months ended September 30, 2025 and 2024, respectively.

Promissory Note

Through the SUNation NY acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation NY through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031. The balance for the promissory note recorded at September 30, 2025 and December 31, 2024 was $1,218,652 and $1,409,313, respectively. Interest expense was $10,249 and $12,295 for the three months ended September 30, 2025 and 2024, respectively, and $32,296 and $38,385 for the nine months ended September 30, 2025 and 2024, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During the first nine months of 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $740,458 in cash. There was no remaining accrual balance at September 30, 2025.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of September 30, 2025 and December 31, 2024 of $21,571 and $23,471, respectively.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee. The Company leased its New York office from a company owned by the prior owners of SUNation NY, one of whom is an officer and another the Interim Chief Executive Officer and director of the Company, until September 12, 2024, when the building and related lease was sold to a third-party.

Debt

As of September 30, 2025, the Company only has outstanding related party debt under the SUNation NY Long-Term Note and the Revolving Credit Agreement. The MBB Note was paid in full during the first quarter of 2025. See further information regarding the related part debt within Note 6, Commitments and Contingencies.

NOTE 8 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At September 30, 2025, 4 shares had been issued under the 2022 Plan, 3 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for grant under future awards.

Inducement Grants

On October 10, 2022, the board of directors approved an inducement grant of 1 RSU (54,852 prior to the Reverse Stock Splits) in connection with the hiring of a new Chief Financial Officer. On November 6, 2022, the board of directors approved inducement grants totaling 1 RSU (89,698 prior to the Reverse Stock Splits) in connection with the hiring of Senior Vice Presidents in connection with the SUNation NY acquisition.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the nine months ended September 30, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2024	9	$246,833.33
Units Granted	—	—
Shares Issued	(4)	150,221.25
Forfeited	—	—
Outstanding – September 30, 2025	5	288,900.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Splits of the common stock at ratios of 1-for-200 that became effective on April 21, 2025, 1-for-50 that became effective on October 17, 2024 and 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended September 30, 2025 and 2024 was $18,899 and $(201,922), respectively and $72,175 and $(16,199) for the nine months ended September 30, 2025 and 2024, respectively. Unrecognized compensation expense related to outstanding RSUs was $24,518 at September 30, 2025 and is expected to be recognized over a weighted-average period of 0.7 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At September 30, 2025, 2 shares remained available for purchase under the ESPP.

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

Series C Preferred Stock

On September 9, 2024, the Company’s board of directors authorized the issuance of up to 35,000 shares of Series C Preferred Stock. As a result of the exchanged noted above, the Company issued 28,041 shares of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible, at any time after issuance and at the option of the holder subject to certain beneficial ownership limitations, into a number of shares of common stock determined by dividing the Stated Value of such share by the Conversion Price. The Stated Value per share of Series C Preferred Stock is $1,000.00 and the Conversion Price per share of Series C Preferred Stock is $4,500.00 ($22.50 prior to the April Reverse Stock Split). The Series C Preferred Stock does not contain any of the price resets set forth in the Series A Preferred Stock, except in the case of stock splits, recapitalizations and similar transactions by the Company. During 2024, all 28,041 shares of Series C Preferred Stock were converted into 6,229 shares of common stock (1,246,262 prior to the April Reverse Stock Split). As of September 30, 2025 and December 31, 2024, there were no shares of Series C Preferred Stock outstanding.

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

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-267066), as supplemented by a prospectus supplement. During the three months ended March 31, 2025, the Company sold an aggregate of 762 shares (152,250 shares prior to the April Reverse Stock Split) of common stock, respectively, for gross proceeds of $362,269 under the ATM facility, before deducting the related offering expenses. On August 11, 2025, the Company provided written notice of termination of the Sales Agreement to the Sales Agent pursuant to the terms thereunder. During the three months ended September 30, 2025, no shares were offered or sold under this ATM facility.

On August 18, 2025, the Company entered into a Sales Agreement (the “ Needham Sales Agreement”) with Needham & Company, LLC (“Needham” or the “Needham Sales Agent”) with respect to an offering and sale, at any time and from time to time, of the Company’s common stock (the “Shares”) in an aggregate offering amount up to $30,000,000 under the Needham Sales Agreement. Sales of the Shares, if any, will solely be made in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-286663), as supplemented by a prospectus supplement pursuant to Rule 424(b) under the Securities Act. Through the three months ended September 30, 2025, and through the date of filing this periodic report, no shares were offered or sold under the Needham ATM facility.

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

The Company derecognized the contingent forward contract liability representing the firm commitment for the second closing on April 7, 2025, the date of the second closing. The Company determined the fair value of the contingent forward contract liability to be $4,399,054 immediately prior to the second closing. For the three and nine months ended June 30, 2025, the Company recorded a gain of $789,588 and $899,080, respectively, from the change in fair value of the contingent forward contract, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

Pursuant to the PAA between the Company and Roth, the Company engaged Roth to act as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. As of September 30, 2025, the Company had incurred an aggregate of $2,128,038 in placement agent fees and related offering expenses, of which $1,136,532 were allocated to the contingent forward contract and Series A and Series B warrants and expensed in Financing Fees, and $991,506 were allocated to the shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering and recorded as a reduction to APIC in stockholders’ equity.

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

The Company’s effective income tax rate was (4.4%) and 0.0% for the three months ended September 30, 2025 and 2024, respectively an (0.3%) and 0.0% for the nine months ended September 30, 2025 and 2024. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. Certain provisions will be effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has completed an evaluation of the OBBBA and determined that the enacted changes do not have a material impact on the Company’s income tax provision for the nine months ended September 30, 2025. The Company will continue to monitor future regulatory guidance and assess the potential impact of any subsequent developments related to the OBBBA.

NOTE 11 – SEGMENT INFORMATION

The Company’s segment structure reflects how management makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the residential and commercial businesses with a geographical focus. The SUNation NY segment provides solar power, battery storage, and related services to customers primarily in New York. The Hawaii Energy Connection (“HEC”) segment provides the same products and services to residential and commercial customers in Hawaii. The Company’s CODM is represented by a committee that includes the Company’s CEO, CFO, and COO. The CODM regularly reviews discrete financial information for SUNation NY and HEC in deciding how to allocate resources and in assessing performance. Corporate and other represents the unallocated corporate business activities and corporate shared services, which support the Company’s operating segments, along with operating and other expenses related to legacy CSI assets.

During 2024 management determined that their two operating segments no longer met the criteria to be aggregated into one reportable segment due to changes in economic forecasts and the Company’s plans for integrating SUNation NY and HEC. As a result, management determined HEC and SUNation NY to be distinct reportable segments. Prior period amounts have been recast for comparative purposes to reflect this change, which had no impact on the Company’s consolidated financial position, results of operations, and cash flows. The accounting policies of the segments are the same as those applied in the consolidated financial statements as disclosed in Note 2, Summary of Significant Accounting Policies.

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

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended September 30, 2025
Sales	$13,014,951	$5,978,685	$—	$18,993,636
Cost of sales	7,723,699	4,058,252	—	11,781,951
Gross profit	5,291,252	1,920,433	—	7,211,685
Operating expenses:
Selling, general and administrative expenses	4,211,881	1,119,994	1,566,166	6,898,041
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	4,415,006	1,476,244	1,566,166	7,457,416
Operating loss	876,246	444,189	(1,566,166)	(245,731)
Other income (expenses):
Investment and other income	3,713	2,044	9,416	15,173
Fair value remeasurement of contingent value rights	—	—	(2,318)	(2,318)
Interest expense	(14,448)	—	(128,972)	(143,420)
Other (expense) income, net	(10,735)	2,044	(121,874)	(130,565)
Net loss before income taxes	$865,511	$446,233	$(1,688,040)	$(376,296)

Depreciation and amortization	$246,687	$381,362	$—	$628,049

Capital expenditures	$—	$8,970	$—	$8,970

Assets	$26,924,256	$19,806,231	$2,876,865	$49,607,352

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended September 30, 2024
Sales	$10,639,895	$4,078,491	$—	$14,718,386
Cost of sales	6,605,595	2,877,066	—	9,482,661
Gross profit	4,034,300	1,201,425	—	5,235,725
Operating expenses:
Selling, general and administrative expenses	3,459,895	1,106,608	1,566,584	6,133,087
Amortization expense	203,125	506,250	—	709,375
Total operating expenses	3,663,020	1,612,858	1,566,584	6,842,462
Operating income (loss)	371,280	(411,433)	(1,566,584)	(1,606,737)
Other income (expenses):
Investment and other income	4,513	6,004	14,894	25,410
Loss on sale of assets	—	—	(6,940)	(6,940)
Fair value remeasurement of warrant liability	—	—	(1,435,845)	(1,435,845)
Fair value remeasurement of embedded derivative liability	—	—	587,271	587,271
Fair value remeasurement of contingent value rights	—	—	(14,051)	(14,051)
Interest expense	(17,594)	—	(793,957)	(811,551)
Loss on debt extinguishment	—	—	(35,657)	(35,657)
Other (expense) income, net	(13,081)	6,004	(1,684,285)	(1,691,363)
Net (loss) income before income taxes	$358,199	$(405,429)	$(3,250,869)	$(3,298,100)

Depreciation and amortization	$254,115	$530,121	$512	$784,748

Capital expenditures	$12,170	$—	$—	$12,170

Assets	$15,683,384	$12,483,699	$22,832,253	$50,999,336

			Corporate and
	SUNation NY	HEC	Other	Total
Nine Months Ended September 30, 2025
Sales	$32,380,354	$12,314,174	$—	$44,694,528
Cost of sales	19,455,498	8,756,503	—	28,212,001
Gross profit	12,924,856	3,557,671	—	16,482,527
Operating expenses:
Selling, general and administrative expenses	11,805,885	3,117,988	4,457,195	19,381,068
Amortization expense	609,375	1,068,750	—	1,678,125
Total operating expenses	12,415,260	4,186,738	4,457,195	21,059,193
Operating loss	509,596	(629,067)	(4,457,195)	(4,576,666)
Other income (expenses):
Investment and other income	21,960	12,277	56,762	90,999
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract	—	—	899,080	899,080
Fair value remeasurement of contingent value rights	—	—	23,132	23,132
Financing fees	—	—	(1,136,532)	(1,136,532)
Interest expense	(45,404)	—	(831,386)	(876,790)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other (expense) income, net	(23,444)	12,277	(8,863,459)	(8,874,626)
Net loss before income taxes	$486,152	$(616,790)	$(13,320,654)	$(13,451,292)

Depreciation and amortization	$748,785	$1,132,008	$—	$1,880,793

Capital expenditures	$—	$17,787	$—	$17,787

			Corporate and
	SUNation NY	HEC	Other	Total
Nine Months Ended September 30, 2024
Sales	$30,124,512	$11,362,491	$—	$41,487,003
Cost of sales	18,426,133	8,227,343	—	26,653,476
Gross profit	11,698,379	3,135,148	—	14,833,527
Operating expenses:
Selling, general and administrative expenses	11,303,054	3,100,140	4,917,843	19,321,037
Amortization expense	609,375	1,518,750	—	2,128,125
Fair value remeasurement of SUNation NY earnout consideration	—	—	(800,000)	(800,000)
Total operating expenses	11,912,429	4,618,890	4,117,843	20,649,162
Operating (loss) income	(214,050)	(1,483,742)	(4,117,843)	(5,815,635)
Other income (expenses):
Investment and other income	14,285	11,455	72,836	98,576
(Loss) gain on sale of assets	—	6,118	(6,940)	(822)
Fair value remeasurement of warrant liability	—	—	(974,823)	(974,823)
Fair value remeasurement of embedded derivative liability	—	—	(468,329)	(468,329)
Fair value remeasurement of contingent value rights	—	—	478,809	478,809
Interest expense	(55,244)	—	(2,256,810)	(2,312,054)
Loss on debt extinguishment	—	—	(35,657)	(35,657)
Other (expense) income, net	(40,959)	17,573	(3,190,914)	(3,214,300)
Net loss before income taxes	$(255,009)	$(1,466,169)	$(7,308,757)	$(9,029,935)

Depreciation and amortization	$780,277	$1,590,985	$2,050	$2,373,312

Capital expenditures	$24,155	$5,594	$—	$29,749

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below.

	September 30, 2025

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$883,328	$—	$—	$883,328
Subtotal	883,328	—	—	883,328

Liabilities:
Contingent value rights	—	—	(288,948)	(288,948)
Subtotal	—	—	(288,948)	(288,948)

Total	$883,328	$—	$(288,948)	$594,380

	December 31, 2024

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$368,138	$—	$—	$368,138
Subtotal	368,138	—	—	368,138

Current Liabilities:
Contingent value rights	—	—	(312,080)	(312,080)
Embedded derivative liability			(82,281)	(82,281)
Earnout consideration	—	(2,500,000)	—	(2,500,000)
Subtotal	—	(2,500,000)	(394,361)	(2,894,361)

Total	$368,138	$(2,500,000)	$(394,361)	$(2,526,223)

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended September 30, 2025
	Contingent value rights	Total
June 30, 2025	$(292,901)	$(292,901)
Fair value adjustments	3,953	3,953
September 30, 2025	$(288,948)	$(288,948)

	Three Months Ended September 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
June 30, 2024	$(1,198,212)	$(9,806,409)	$(1,055,600)	$(2,700,000)	$(14,760,221)
Additions	—	—	(16,664)	—	(16,664)
Warrant exercise	—	—	—	—	—
Fair value adjustments	(14,051)	(1,435,845)	587,271	—	(862,625)
Reclassification to equity	—	11,242,254	—	—	11,242,254
September 30, 2024	$(1,212,263)	$—	$(484,993)	$(2,700,000)	$(4,397,256)

	Nine Months Ended September 30, 2025
	Contingent value rights	Warrant liability	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)
Additions	—	(9,399,054)	—	(5,515,525)	(14,914,579)
Extinguishment of debt	—	—	82,281	—	82,281
Warrant exercise	—	16,662,707	—	—	16,662,707
Fair value adjustments	23,132	(7,531,044)	—	899,080	(6,608,832)
Settlement	—	267,391	—	4,616,445	4,883,836
September 30, 2025	$(288,948)	$—	$—	$—	$(288,948)

	Nine Months Ended September 30, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Additions	—	—	(16,664)	—	(16,664)
Warrant exercise	—	324,789	—	—	324,789
Fair value adjustments	478,809	(974,823)	(468,329)	800,000	(164,343)
Reclassification to equity	—	11,242,254	—	—	11,242,254
September 30, 2024	$(1,212,263)	$—	$(484,993)	$(2,700,000)	$(4,397,256)

The estimated fair value of the CVRs as of September 30, 2025 and December 31, 2024 was $288,948 and $312,080, respectively, as noted above. The Company recorded a $23,132 gain on the fair value remeasurement of the CVRs during the nine months ended September 30, 2025 and a $478,809 gain on the fair value of the remeasurement of the CVRs during the nine months ended September 30, 2024.

The estimated fair value of the contingent forward contract was $0 as of September 30, 2025. The estimated fair value was considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $0 and $899,080 in the three and nine months ended September 30, 2025, respectively.. See Note 9, Equity, for further information.

The estimated fair value of earnout consideration related to the acquisition of SUNation NY as of December 31, 2024 was $2,500,000. The Company paid $2,500,000 against the earnout consideration during the nine months ended September 30,

2025 related to the first earnout period. The estimated fair value was considered a Level 2 measurement at December 31, 2024 because the earnout amounts had been established and there was no longer a reliance on unobservable inputs. The fair value was considered a Level 3 measurement at December 31, 2023 and September 30, 2024. In order to update the fair value of the earnout consideration, the Company utilized a Monte Carlo simulation, which included the following significant assumptions: the expected probability and timing of achievement of milestone events. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $0 and $800,000 during the three and nine months ended September 30, 2024, respectively. The Company did not have a remeasurement adjustment during the three and nine months ended September 30, 2025.

As noted in Note 9, the PIPE Warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the PIPE Warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. As discussed in Note 9, Equity, during the second quarter of 2025, the Company issued Series A and Series B warrants. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $0 and $7,531,044 for the three and nine months ended September 30, 2025, respectively, and a gain of $1,435,845 and $974,823 for the three and nine months ended September 30, 2024, respectively. All warrants had been settled as of September 30, 2025.

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

The fair value remeasurement related to the SUNation NY earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three and nine months ended September 30, 2025.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of September 30, 2025 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, which includes approximately $0.3 million of restricted cash, cash equivalents and investments that are restricted under the CVR agreement and cannot be used by the Company for its own working capital needs, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 9, Equity, and Note 6, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

On November 4, 2025, the Company provided formal written notice to Needham & Company, LLC (“Needham”) of the termination of the Sales Agreement entered into with Needham on August 18, 2025. No sales or offering of shares were made thereunder since entry into this Sales Agreement.

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

Our current business units, Hawaii Energy Connection, LLC (“HEC”), and New York-based subsidiaries, the SUNation entities (collectively, “SUNation NY”). are engaged in the design, installation, and maintenance of solar energy systems across residential, commercial, and municipal sectors. Our team specializes in providing tailored solar solutions that meet the specific energy needs of each client, ensuring both efficiency and sustainability. In addition to our core solar services, we also offer energy storage systems to optimize energy use and increase reliability. Our New York business unit further integrates a broader range of services, including residential roofing solutions, to ensure seamless solar installations and long-term durability. Additionally, we provide community solar services that allow groups of individuals, businesses, or organizations to share the benefits of a single solar array, making renewable energy accessible to more people in the community.

For a more complete description of the Company, see Note 1, Nature of Operations, to the Condensed Consolidated Financial Statements included in this report, as well as a more comprehensive description of the recent history of the Company’s 2024 and 2025 reverse stock splits. The effects of the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively, the “Reverse Stock Splits”) have been applied retroactively and are reflected in this Quarterly Report on Form 10-Q for all periods presented. Following each of the Reverse Stock Splits, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Consolidated Results

The following table summarizes our consolidated results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30
	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$18,993,636	100%	$14,718,386	100%	$4,275,250	29.0%
Cost of sales	11,781,951	62%	9,482,661	64%	2,299,290	24.2%
Gross profit	7,211,685	38%	5,235,725	36%	1,975,960	37.7%
Operating expenses:
Selling, general and administrative expenses	6,898,041	36%	6,133,087	42%	764,954	12.5%
Amortization expense	559,375	3%	709,375	5%	(150,000)	-21.1%
Total operating expenses	7,457,416	39%	6,842,462	46%	614,954	9.0%
Operating loss from continuing operations	(245,731)	-1%	(1,606,737)	-11%	1,361,006	-84.7%
Other (expense) income:
Investment and other income	15,173	0%	25,410	0%	(10,237)	-40.3%
(Loss) gain on sale of assets	—	0%	(6,940)	0%	6,940	-100.0%
Fair value remeasurement of warrant liability	—	0%	(1,435,845)	-10%	1,435,845	-100.0%
Fair value remeasurement of embedded derivative liability	—	0%	587,271	4%	(587,271)	-100.0%
Fair value remeasurement of contingent value rights	(2,318)	0%	(14,051)	0%	11,733	-83.5%
Interest expense	(143,420)	-1%	(811,551)	-6%	668,131	-82.3%
Loss on debt extinguishment	—	0%	(35,657)	0%	35,657	-100.0%
Other expense, net	(130,565)	-1%	(1,691,363)	-11%	1,560,798	-92.3%
Operating loss from continuing operations before income taxes	(376,296)	-2%	(3,298,100)	-22%	2,921,804	-88.6%
Income tax expense	16,679	0%	509	0%	16,170	3176.8%
Net loss	$(392,975)	-2%	$(3,298,609)	-22%	$2,905,634	-88.1%

Consolidated sales increased $4,275,250, or 29.0% to $18,993,636 in the third quarter of 2025 from $14,718,386 in the third quarter of 2024, with a 54% increase within residential contract revenue and a 72% increase in service revenue, partially offset by a 43% decrease in commercial revenue. On a consolidated basis, overall kilowatts installed on residential projects increased 52%, revenue per residential installation increased 25% and the overall price per watt on residential projects increased slightly at 2% in the third quarter of 2025 as compared to the third quarter of 2024. The overall increase in residential revenue is driven by increased customer demand to install solar systems prior to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act.

Consolidated gross profit increased to $7,211,685 in the third quarter of 2025 as compared to gross profit of $5,235,725 in the third quarter of 2024 due primarily to the increase in revenue an improvement in residential margins during the third quarter of 2025. Gross margin increased to 38% during the third quarter of 2025 as compared to 36% in the third quarter of 2024.

Consolidated operating expenses increased 9% to $7,457,416 in the third quarter of 2025 as compared to $6,842,462 in the third quarter of 2024. Consolidated selling, general and administrative expenses increased $764,954, or 12%, to $6,898,041 in the third quarter of 2025 from $6,133,087 in the third quarter of 2024, due primarily to $491,130 in compensation expense related to the new earnout liability as discussed in Note 6, Commitments and Contingencies and a $220,822 increase in stock compensation expense. Amortization expense decreased by $150,000 to $559,375 in the third quarter of 2025 as compared to $709,375 in the same period of the prior year due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year.

Consolidated other expense decreased by $1,560,798 to expense of $130,565 in the third quarter of 2025 as compared to $1,691,363 in the third quarter of 2024. The decrease was primarily related to a $1,435,845 fair value remeasurement gain on the warrant liability in the third quarter of 2024 and a $668,131 decrease in interest expense, partially offset by a $587,271 decrease in fair value remeasurement loss on the embedded derivative liability.

Consolidated operating loss in the third quarter of 2025 was $245,731 as compared to $1,606,737 in the third quarter of 2024. Net loss in the third quarter of 2025 was $392,975, or $(0.12) per diluted share, compared to net loss attributable to shareholders (after taking into effect $264,482 in deemed dividends) of $3,563,091, or $(2,350.12) per diluted share, in the third quarter of 2024.

SUNation NY Operating Results

SUNation NY revenue increased 22% or $2,375,056, to $13,014,951 in the third quarter of 2025 as compared to $10,639,895 in third quarter of 2024. Revenue in the third quarters of 2025 and 2024 by type were as follows:

	Revenue by Type
	Three Months Ended September 30
	2025	2024
Residential contracts	$9,919,664	$6,522,508
Commercial contracts	2,228,443	3,618,023
Service revenue	866,844	499,364
	$13,014,951	$10,639,895

Residential contract revenue increased $3,397,156, or 52%, due to a 45% increase in number of systems installed, 66% increase in kilowatts installed and a 5% increase in revenue per install. Commercial contract revenue decreased $1,389,580, or 38%, due to larger projects that had been pushed into the second half of 2024. Service revenue increased $367,480, or 74%, due to higher battery and other add-on installations.

Gross profit increased 31% to $5,291,252 in the third quarter of 2025 as compared to gross profit of $4,034,300 in the third quarter of 2024 due primarily to the increase in revenue and additional increase in gross margin. Gross margin increased to 40.7% in 2025 compared to 37.9% in 2024 due primarily to revenue mix with higher margin residential revenue making a larger percentage of the total revenue in 2025 as compared to 2024. The higher residential margins are driven by lower material costs as a percentage of sales.

Selling, general and administrative expenses increased 22% or $751,986 to $4,211,881 in 2025 (32% as a percentage of sales) as compared to $3,459,895 in 2024 (33% as a percentage of sales), due primarily to an increase in selling and marketing expenses on higher residential contract revenue. Amortization expense remained flat at $203,125 in 2025 as compared to 2024.

HEC Operating Results

HEC sales increased 47% or $1,900,194, to $5,978,685 in the third quarter of 2025 as compared to $4,078,491 in the third quarter of 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	Three Months Ended September 30
	2025	2024
Residential contracts	$5,737,702	$3,612,274
Commercial contracts	—	322,053
Service revenue	240,983	144,164
	$5,978,685	$4,078,491

Residential contract sales increased $2,125,428, or 59%, due to a 20% increase in kilowatts installed and a 139% increase in battery capacity installed, which is driving a 61% increase in average revenue per system installed. In May 2025, Hawaii implemented a new Bring Your Own Device Plus (“BYOD Plus”) program. The impact of this new program was realized in third quarter installations. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Service revenue increased $96,819, or 67%, due to an increase in repair and replacement installations.

Gross profit increased 60% to $1,920,433 in the third quarter of 2025 as compared to gross profit of $1,201,425 in the third quarter of 2024 due primarily to the increase in revenue and improvement in gross margin. Gross margin increased to 32.1% in the third quarter of 2025 compared to 29.5% in the third quarter of 2024, driven by a decrease in labor and overhead costs as a percentage of revenue.

Selling, general and administrative expenses increased 1% to $1,119,994 in the third quarter of 2025 (31% as a percentage of sales) as compared to $1,106,608 in the third quarter of 2024 (27% as a percentage of sales), due primarily to an increase in selling expenses on higher revenues. Amortization expense decreased $150,000 to $356,250 in 2025 as compared to 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Consolidated Results

The following table summarizes our consolidated results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30
	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$44,694,528	100%	$41,487,003	100%	$3,207,525	7.7%
Cost of sales	28,212,001	63%	26,653,476	64%	1,558,525	5.8%
Gross profit	16,482,527	37%	14,833,527	36%	1,649,000	11.1%
Operating expenses:
Selling, general and administrative expenses	19,381,068	43%	19,321,037	47%	60,031	0.3%
Amortization expense	1,678,125	4%	2,128,125	5%	(450,000)	-21.1%
Fair value remeasurement of SUNation earnout consideration	—	0%	(800,000)	-2%	800,000	-100.0%
Total operating expenses	21,059,193	47%	20,649,162	50%	410,031	2.0%
Operating loss from continuing operations	(4,576,666)	-10%	(5,815,635)	-14%	1,238,969	-21.3%
Other (expense) income:
Investment and other income	90,999	0%	98,576	0%	(7,577)	-7.7%
(Loss) gain on sale of assets	—	0%	(822)	0%	822	-100.0%
Fair value remeasurement of warrant liability	(7,531,044)	-17%	(974,823)	-2%	(6,556,221)	672.6%
Fair value remeasurement of embedded derivative liability	—	0%	(468,329)	-1%	468,329	-100.0%
Fair value remeasurement of contingent forward contract	899,080	2%	—	0%	899,080
Fair value remeasurement of contingent value rights	23,132	0%	478,809	1%	(455,677)	-95.2%
Financing fees	(1,136,532)	-3%	—	0%	(1,136,532)
Interest expense	(876,790)	-2%	(2,312,054)	-6%	1,435,264	-62.1%
Loss on debt extinguishment	(343,471)	-1%	(35,657)	0%	(307,814)	863.3%
Other expense, net	(8,874,626)	-20%	(3,214,300)	-8%	(5,660,326)	176.1%
Operating loss from continuing operations before income taxes	(13,451,292)	-30%	(9,029,935)	-22%	(4,421,357)	49.0%
Income tax expense	45,530	0%	38	0%	45,492	119715.8%
Net loss	$(13,496,822)	-30%	$(9,029,973)	-22%	$(4,466,849)	49.5%

Consolidated sales increased $3,207,525, or 7.7% to $44,694,528 in the first nine months of 2025 from $41,487,003 in the first nine months of 2024, with increases within the residential contract and service revenue streams, partially offset by decreased commercial contract revenue. On a consolidated basis, the increase in residential contract revenue during the first nine months of 2025 as compared to the same period of 2024 is due to a 14% increase on kilowatts installed and a 7% increase in revenue per system installed.

Consolidated gross profit increased to $16,482,527 in the first nine months of 2025 as compared to gross profit of $14,833,527 in the first nine months of 2024 due primarily to the increase in revenue during the year. Gross margin increased slightly 37% during the first nine months of 2025 as from 36% during the first nine months of 2024.

Consolidated operating expenses increased 2% to $21,059,193 in the first nine months of 2025 as compared to $20,649,162 in the first nine months of 2024. Consolidated selling, general and administrative expenses increased slightly to $19,381,068 in the first nine months of 2025 from $19,321,037 in the first nine months of 2024. Amortization expense decreased by $450,000 to $1,678,125 in the first nine months of 2025 as compared to $2,128,125 in the same period of the prior year due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year.

Consolidated other expense increased by $5,660,326 to $8,874,626 in the first nine months of 2025 as compared to $3,214,300 in the first nine months of 2024. The increase was primarily related to a $6,556,221 increase in the fair value remeasurement loss on the warrant liability, $1,136,532 in financing fees on the issuance of the contingent forward contract and issuance of Series A and Series B warrants, a $455,677 decrease in fair value remeasurement gain on the contingent value rights (“CVRs”), and a $307,814 increase in loss on debt extinguishment, partially offset by a $468,329 decrease in fair value remeasurement loss on the embedded derivative liability, a $899,080 increase in fair value remeasurement gain on the contingent forward contract, and a $1,435,264 decrease in interest expense.

Consolidated operating loss in the first nine months of 2025 was $4,576,666 as compared to $5,815,635 in the first nine months of 2024. Net loss in the first nine months of 2025 was $13,496,822, or $(6.19) per diluted share, compared to net loss attributable to shareholders (after taking into effect $11,587,121 in deemed dividends) of $20,617,094, or $(25,596.09) per diluted share, in the first nine months of 2024.

SUNation NY Operating Results

SUNation NY revenue increased 22% or $2,255,842, to $32,380,354 in the first nine months of 2025 as compared to $30,124,512 in first nine months of 2024. Revenue in the first nine months of 2025 and 2024 by type were as follows:

	Revenue by Type
	Nine Months Ended September 30
	2025	2024
Residential contracts	$25,832,477	$23,138,960
Commercial contracts	4,766,323	5,107,418
Service revenue	1,781,554	1,878,134
	$32,380,354	$30,124,512

Residential contract revenue increased $2,693,517, or 12%, due to a 9% increase in systems installed and a 19% increase in kilowatts installed. Commercial contract revenue decreased $341,095, or 7%, due timing of commercial projects where the prior year had some larger projects from 2024 carry into 2025 and there were delays in the prior year in the start of commercial pipeline projects into the second half of 2024. Service revenue decreased $96,580, or 5%, due to lower battery installations and third-party referral service jobs.

Gross profit increased 10% to $12,924,856 in 2025 as compared to gross profit of $11,698,379 in 2024 due primarily to the increase in revenue and gross margin improvement. Gross margin increased to 39.9% in 2025 compared to 38.8% in 2024 due primarily to revenue mix with higher margin residential revenue making up a larger percentage of the total revenue in 2025 as compared to 2024

Selling, general and administrative expenses increased 4% to $11,805,885 in 2025 (36% as a percentage of sales) as compared to $11,303,054 in 2024 (38% as a percentage of sales), due primarily to an increase in selling and marketing expenses on the increase in residential revenue, partially offset by a decrease in personnel costs on lower headcount. Amortization expense remained flat at $609,375 in 2025 as compared to 2024.

HEC Operating Results

HEC sales increased 8% or $951,683, to $12,314,174 in the first nine months of 2025 as compared to $11,362,491 in the first nine months of 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	Nine Months Ended September 30
	2025	2024
Residential contracts	$11,203,996	$10,506,104
Commercial contracts	139,319	308,910
Service revenue	970,859	547,477
	$12,314,174	$11,362,491

Residential contract sales increased $697,892, or 7%, despite a 1% decrease in kilowatts installed and a 7% decrease in systems installed, due to a 26% increase in battery capacity installed and a 8% increase in price per watt installed.

In the first half of 2024, the Battery Bonus program in Hawaii ended. Battery installations decreased when this incentive went away. In May 2025, Hawaii implemented a new BYOD Plus program. The impact of this new program was realized in third quarter installations. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Service revenue increased $423,382, or 77%, due to an increase in repair and replacement installations.

Gross profit increased 13% to $3,557,671 in the first nine months of 2025 as compared to gross profit of $3,135,148 in the first nine months of 2024 due primarily to the increase in revenue and improvement in gross margins. Gross margin increased to 28.9% in the first nine months of 2025 compared to 27.6% in the first nine months of 2024 due primarily to a decrease in material and labor costs as a percentage of revenue.

Selling, general and administrative expenses remained flat at $3,117,988 in the first nine months of 2025 (25% as a percentage of sales) as compared to $3,100,140 in the first nine months of 2024 (27% as a percentage of sales). Amortization expense decreased $450,000 to $1,068,750 in 2025 as compared to 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $5,703,539 in cash, restricted cash and cash equivalents. Of this amount, $883,328 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

Of the amounts of cash, restricted cash and cash equivalents on the balance sheet at September 30, 2025, $288,948 consisted of funds that can only be used to support the legacy CSI business, will be distributed to CVR holders and cannot be used to support the working capital needs of the SUNation Energy business.

The Company had working capital deficit of $(1,848,119) at September 30, 2025, consisting of current assets of $17,186,329 and current liabilities of $19,034,448 compared to working capital deficit of $(16,051,658) at December 31, 2024.

Cash used in operating activities was $1,146,338 in the first nine months of 2025 as compared to $4,393,846 in the same period of 2024. The decrease in negative cash flow from operations is primarily driven by the increase in the net loss and an increase in payments against accounts payable, partially offset by an increase in customer deposits. Significant working capital changes in the nine months ended September 30, 2025 included a decrease of other assets of $1,145,270, a decrease in accrued interest of $677,582, an increase in customer deposits of $2,461,077, and an increase in other accrued expenses of $1,700,111.

Net cash used in investing activities was $17,787 in the first nine months of 2025 compared to $23,631 used in investing activities in the same period of 2024 primarily related to capital expenditures.

Net cash provided by financing activities was $5,716,316 in the first nine months of 2025 compared to $1,183,220 in the same period of 2024. Net cash provided by financing activities in the first nine months of 2025 was due to $17,871,964 in net proceeds from the issuance of common stock under a registered direct offering and $351,372 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $9,765,760 in payments against loans payable, $2,500,000 in payments of contingent consideration, and $267,391 in payments for the termination of warrants. Net cash provided by financing activities in the first nine months of 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering and $1,604,000 in borrowings from Conduit Capital US Holdings LLC (“Conduit”) and MBB Energy, LLC (“MBB”), partially offset by equity issuance costs and payments against loans payable.

In connection with the SUNation NY acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note became a senior secured instrument. Principal and interest payments under the amended Long-Term Note are payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and is based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the Closing to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the 24-month period following the Closing. The CVR liability as of September 30, 2025 was estimated at $288,948 and represented the estimated fair value as of that date of the legacy CSI assets to be distributed to CVR holders as of that date. This amount is recorded as a current liability that includes the remaining restricted cash and cash equivalents. The proceeds from CSI’s pre-merger business working capital and related long-term assets and liabilities are not available to fund the working capital needs of the post-merger company.

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

During the third quarter of 2025, as a result of a material decline forecasted revenues and operating results due to the implications of the OBBBA, we performed an interim quantitative analysis as of September 30, 2025. Based on the results of this analysis, we concluded that there was no impairment indication within our HEC and SUNation NY reporting units as there was adequate cushion of 21% and 34%, respectively, between the fair value and carrying value of the reporting units.

Recoverability of Long-Lived Assets and Intangible Assets: The Company reviews its long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value for the asset is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset.

During the third quarter of 2025, as a result of the OBBBA, the Company performed an impairment test on the tradenames and trademarks intangible assets associated with both the HEC and SUNation NY reporting units as of September 30, 2025. The Company calculated the undiscounted cash flows associated with the asset groups and compared that to the carrying value of the asset groups. As the asset groups did not meet the recoverability test, the Company calculated the fair value of the tradenames and trademarks intangible assets and compared it to the carrying value of the intangible assets. The fair value of the intangible assets within both reporting units was less than the carrying value, however, since the carrying value of the asset groups, was less than the fair value of the asset groups, as calculated in the goodwill impairment analysis, no impairment charge was realized.

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

Material Weakness in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO, CFO, and CAO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to material weaknesses in the Company’s internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2024, we concluded that our internal control over financial reporting was not effective.

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

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, we may seek to strategically roll up entities that we believe will be revenue accretive, and/or consider strategic transactions that may significantly alter our principal business focus or expand or diversify our business, in each case, such strategic transaction may result in a need to execute a financing, including potentially dilutive financings. Any of these events could result in disruptions or adversely impact our relationships with our workforce, suppliers and customers. In any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

We may not fully realize the anticipated benefits from our restructuring or diversification efforts.

In regard to our realigned strategy and continued exploration of strategic alternatives, we may not achieve the expected benefits of such activities. Our ability to achieve the anticipated cost savings and other benefits from our restructuring, or other strategic diversification or expansion efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our efforts on our work force. These estimates and assumptions are subject to significant economic, competitive, capital structure and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to our operations, liquidity or future financial results from our current or future cost saving, or the potential benefits of any such expansions or business diversification efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings, increased margins, diversification or expected revenues from such strategic alternative efforts, and our business and results of operations could be adversely affected.

We need to obtain substantial additional financing arrangements to provide working capital, expansion and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations and grow our business would be materially adversely impacted.

Distributed solar power is a capital-intensive business that relies heavily on the availability of debt and equity financing sources to fund solar energy system purchase, design, engineering and other capital and operational expenditures. Our future success depends in part on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to improve profitability and maintain the price competitiveness of the electricity produced by the payments for and the cost of our solar energy systems; however, as a result of the passage of the One Big Beautiful Bill Act, which was passed in congress and signed into law in July 2025, we will be required to seek new sources of revenue, funding and financing, the affects and results of which are too early to fully ascertain, adding additional complexity to our operating and finance costs, in addition to the loss of certain tax credits to our residential customers, the latter of which is not yet in effect, and therefore, not fully determinable, adding further uncertainty to certain of our operational costs. These changes could materially impact our finance costs, timing and ultimately our revenues and operations. We rely on access to capital, including through equity financing, convertible notes, revenue loans and other forms of debt facilities, asset-backed securities and loan-backed securities, to cover the costs related to bringing our solar energy systems in service.

To meet the capital and liquidity needs of our business, as well as any potential strategic acquisitions, expansions or business diversifications, we will need to obtain additional debt or equity financing from current and new investors. We have limited cash resources with which to operate our business and we may have difficulty in accessing financing on a timely basis or at all. The contract terms in certain of our existing investment and securities documents contain various conditions, penalty and liquidated damages clauses. If we are not able to satisfy such conditions due to events related to our business, a specific investment fund, developments in our industry, including tax or regulatory changes, or otherwise, and as a result, we are unable to draw on existing funding commitments or raise capital through equity, equity derivative or debt instruments, we could experience a material adverse effect on our business, liquidity, financial condition, results of operations and prospects. Any delays in accessing financing could have an adverse effect on our ability to pay our operational expenses, make capital expenditures, repay loans and fund other general corporate purposes. Further, our flexibility in planning for and reacting to changes in our business may be limited and our vulnerability to adverse changes in general economic, industry, regulatory and competitive conditions may be increased.

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

Delays in obtaining financing could cause delays in expansion in existing markets or entering into new markets and hiring additional personnel, as well as with respect to any such potential business expansions, diversifications or acquisitions. Such financings could also result in significant dilution to our existing shareholders Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed solar service agreements with customers, or to execute upon any potential acquisitions, expansions or business diversification efforts. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms less favorable than those received by our competitors. Any inability to secure financing could lead us to cancel planned installations, potential business diversification, expansions, impair our ability to accept new customers or increase our borrowing costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

Federal tax policy impacts the competitiveness of our service offerings to customers and our market.

At the federal level, tax policy and associated regulations have a direct impact on our business. The most notable recent tax legislation affecting our business is the OBBBA that President Trump signed into law on July 4, 2025. The new law adjusts federal energy tax policies that we rely upon, including the Section 48E Clean Electricity Investment Credit and its associated “bonus” credits. For example, the law maintains the Section 48E credit for energy storage through 2033, it shortens the availability of the 48E credit for solar facilities to the end of 2027. The law also applies new “Foreign Entity of Concern” restrictions to the Section 48E credit, which could potentially deny tax credits to projects that use certain components or receive “material assistance” from FEOC entities, thereby potentially increasing costs and potentially reducing demand. The law ends the customer-claimed Section 25D Residential Clean Energy Credit starting in 2026. Changes in the law to the Section 45X Advanced Manufacturing Production Credit could also affect us indirectly, through our suppliers. The implementation of the law through the federal regulatory process could also directly and materially affect our business, revenues, residential installation viability, profitability, margins, among other negative serious implications. If our revenues decline significantly, we may be required to pause, suspend or significantly reduce our operations, lay-off employees and may become no longer be a viable going concern business. While it is too soon to definitively determine the long-term effects of the OBBBA on the solar industry, there are potential significant negative effects that may result therefrom to our business operations.

The customer value proposition for home solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these factors may impact the competitiveness of our service offerings to customers.

The value proposition of our solar and storage offering, as well as our other related home electrification offerings, such as the electric vehicle charging station, is impacted by several factors outside of our control including, but are not limited to, the retail price of electricity, the valuation of electricity not consumed on site but exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. For over two decades across the United States, utilities, their trade associations, fossil fuel interests, and some other stakeholders not aligned with a decentralized grid have been challenging many legislative and regulatory policies that enhance the customer value proposition of residential solar and storage. In connection with the value attributed to exported electricity, net metering (“NEM”) had traditionally been a main policy mechanism to measure and value exported electricity sent back to the grid in the markets within which we do business. That value has always varied depending on the retail price of power in a certain market, substantial differences in rate design per market, and NEM market specific differences, including billing details around how to carry over NEM credits, whether or not to cap the amount of net metered solar in a specific market, or how a specific market values the exported electricity. A substantial majority of the markets in which we operate have implemented various styles of NEM policies, allowing end customers to receive credits for the electricity not consumed on site and exported to the grid. Some states have moved away from the traditional retail NEM credit structure of paying the full retail rate for exported electricity, and instead, such states have chosen to value excess generation by customers’ solar systems in different ways. Hawaii transitioned from retail NEM in 2016 and developed programs that utilize values from rooftop solar paired with batteries to support grid needs. Additionally, some states like New Jersey and Maryland have established caps or thresholds that will trigger regulatory review of net metering policies in the coming years.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

SUNation Energy, Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: November 7, 2025		Chief Executive Officer

	By	/s/ Kristin A. Hlavka
Kristin A. Hlavka
Date: November 7, 2025		Chief Accounting Officer