Form 10-K
period 2025-12-31
SUNation Energy, Inc.
filed 2026-03-23
CIK 22701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $9,666,000 based upon the closing sale price of the Company’s common stock on the Nasdaq Capital Market on June 30, 2025.

As of March 10, 2026 there were outstanding 3,406,616 shares of the Registrant’s common stock.

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

Risks Related to the Company’s Common Stock

•Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market; new and additional proposed Nasdaq listing rules create more stringent listing compliance and risk for more delistings.

•Shareholders may be diluted if additional capital stock is issued to raise capital, including to finance acquisitions, repay debt or in connection with strategic transactions.

•Future sales of Company shares or securities exercisable for shares could cause the Company’s stock price to decline.

•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2025 and 2024 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

Risks Relating to the Company’s Business

•The Company’s continued success and viability depends on the continued origination of solar installation agreements.

•If the Company fails to manage its operations and growth effectively, it may be unable to execute its business plan, maintain high levels of customer service or adequately address competitive challenges.

•The Company needs to raise additional capital to fund its operations and other obligations, which funding may not be available on favorable terms or at all and may lead to substantial dilution to the Company’s existing shareholders. Further, there is substantial doubt about the Company’s ability to continue as a going concern, which conditions may adversely affect the Company’s stock price and its ability to raise capital.

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

•The Company’s operating results and its ability to grow or viably continue may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

•The Company may be required to record an impairment charge on our goodwill in the future.

•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and our management.

•We periodically receive proposals to consider expansion, diversification and other forms of strategic transactions, and any such transactions that we may consider or consummate in the future could have negative consequences.

•Even if we successfully consummate a strategic transaction, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

•If the Company is unable to make net profitable acquisitions, successful joint ventures, mergers, or other diversification strategies on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

•Product liability and property damage claims against the Company or accidents could result in adverse publicity and potentially significant monetary damages.

•Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

•We may not fully realize the anticipated benefits from our restructuring or diversification efforts.

•We need to obtain substantial additional financing arrangements to provide working capital, expansion and growth capital. If financing is not available to us on acceptable terms when needed, our ability to continue to fund our operations and grow our business would be materially adversely impacted.

•Federal tax policy impacts the competitiveness of our service offerings to customers and our market.

•The customer value proposition for home solar, storage, and home electrification products is influenced by a number of factors, including, but not limited to, the retail price of electricity, the valuation of electricity not consumed on site and exported to the grid, the rate design mechanisms of customers’ utility bills, various policies related to the permitting and interconnection costs of our products to homes and the grid, the availability of incentives for solar, batteries, and other electrification products, and other policies which allow aggregations of our systems to provide the grid value. Significant changes to any of these factors may impact the competitiveness of our service offerings to customers.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

SUNation Energy, Inc. (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) is focused on growing leading local and regional solar, storage, and energy services companies nationwide. The SUNation Energy vision is the provision of exemplary client service while powering the energy transition through grass-root, community-centric growth of solar electricity paired with battery storage. Our portfolio of brands (SUNation, Hawaii Energy Connection, E-Gear) provide homeowners and businesses of all sizes with an end-to-end product offering spanning solar, battery storage, and grid services. SUNation Energy, Inc.’s markets are New York and Hawaii, and the company operates proudly within two U.S. states.

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

Our Strategy

Our strategy is designed to provide customers with sustainable energy security by leveraging our people, technology, and processes to deliver solutions that improve the performance, increase the reliability, and reduce the cost of energy. Key elements of our strategy include:

•Capitalizing on the opportunity for industry and regional consolidation. Residential solar is a fragmented industry, with over 4,000 contractors nationwide. We believe the Tesla-SolarCity acquisition in 2016 and the Sunrun-Vivint merger in 2020 started an era of consolidation and the positive impact of scale-expansion. According to Wood Mackenzie, as of 2025 Q4, 75%+ of the residential solar market is served by a regional or local installer. We believe there is a tremendous opportunity for a consolidator to rapidly scale its business and become one of the most recognized brands in the industry through acquiring, integrating, and growing leading local and regional solar sales and installation companies.

•Leverage and continue to lower our customer acquisition costs through referral programs. We already have what we believe are premier referral rates, with approximately 35% of installed jobs in 2025 coming from referrals or repeat customers. We believe that our existing HEC and SUNation NY portfolio companies form a foundation to drive improved referral performance across the network of companies we acquire, further increasing our referral rates and lowering our overall customer acquisition cost.

•Continue to grow our operations to achieve economies of scale. Residential and Commercial solar is like many industries in that cost-of-goods-sold is a significant expense, and companies with greater scale can enjoy significantly lower costs throughout their equipment supply chain. As we grow both organically and through acquisitions, we expect to lower the costs of acquiring key input products such as modules, inverters, and electrical balance-of-systems components, which we anticipate should allow us to accelerate growth through lower pricing and enhanced profit margins. With scalable shared services (e.g., accounting, HR, policy, marketing, legal, IT), we believe our current approach of organic growth enhanced by acquisitions will drive profitability and cash generation. We are also able to help our customers access various options to finance their acquisition of a solar system through referrals to a variety of solar finance companies.

•Explore potential opportunities outside of solar to become a one-stop shop for consumers’ home and energy needs. As we continue to grow our customer base, we may have new opportunities for incremental revenue generation by cross-selling ancillary market products such as more energy storage and service contracts on orphaned systems (customers whose original solar contractor is no longer in business or have simply abandoned the local markets).

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

•A leading vendor for cutting-edge product offerings. We are a leading vendor for cutting-edge product offerings from Enphase, Tesla, FranklinWH, and other large solar product providers. As an experienced operator in the residential and commercial solar industries, we have built relationships with these large solar product providers. In 2026, we will be expanding this product offering to include the Generac full home ecosystem, which includes their new power electronics, whole home batteries, standby generators, and smart thermostat that control the entire system.

•Seasoned and experienced management team. We have a strong leadership team, with deep experience in residential and commercial solar and M&A. Our chief executive officer grew our New York business into the third largest solar provider in one of the most dynamic markets in the country. Our chief operating officer and chief financial officer is a seasoned leader in the M&A, finance, technology and solar markets. We have over 100 years of solar industry experience at the management level.

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

In the Hawaiian market we also offer energy management control devices on solar systems that are paired with batteries that help homeowners generate ongoing revenue streams by aggregating their batteries into a fleet, thus creating a “virtual power plant” and selling grid services to the utility. We have proprietary technology in this area, and strong relationships with regulators and utilities.

Residential Customers Agreements

The majority of SUNation Energy’s revenue (85% of 2025 consolidated revenue) comes from photovoltaic solar energy systems and batteries for residential homeowners. The size of our residential installations vary by location. In 2025, the average system size installed was 6.8 kilowatts for HEC customers in Hawaii and 127 kilowatts for SUNation NY’s regional customers on Long Island, New York.

Historically, most residential homeowners have chosen to own their home system rather than pursue a third-party ownership model. The Company believes that it has historically been best for customers to own their own systems, but recognizes that some customers do not want to own their systems.

For customers pursuing the home ownership model, these customers typically pursue loan financing, although a small proportion pay in cash. The Company assists customers in obtaining loan financing options through our relationships with diverse funding sources. Under these loan financing agreements, there is typically no down-payment or upfront cost to the homeowner. Customers will pay for this amount financed plus a finance charge through a monthly payment to a financing supplier.

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

In addition to the development of commercial projects, the Company has worked with stakeholders in the private and public sectors to offer community solar, which distributes the benefits of renewable energy that is produced on larger sites to ratepayers who have opted in at a competitively-priced market rate, as well as shaping policy actions across the local, state, and federal governments that are favorable towards the mass adoption of green energy.

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

Roofing

Roofing is a natural extension of SUNation Energy’s photovoltaic offerings. While the market within the northeast is competitive, SUNation Energy’s solar and service operations allow nearly unprecedented access to homeowners in need of roofing solutions. Over the years, the company has invested heavily in the hiring of talented roof installers, and deepening relationships with industry leaders in the roofing space such as GAF, the largest roofing and waterproofing manufacturer in North America. SUNation NY is currently a GAF Master Elite installer, and been recognized in GAF’s President’s Club awards.

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

We also face competition from: purely sales organizations that acquire customers and then subcontract out the installation of solar energy systems; from those installation businesses that seek financing from external parties; from large construction companies and utilities; and from sophisticated electrical and roofing companies. Within the competitive New York market, SUNation NY ranked first among solar contractors in total installed solar energy in the region in 2025, as per publicly available utility interconnection data.

In addition, utility interconnection data shows that SUNation NY’s aggregate installed capacity on Long Island increased approximately 29% year over year in 2025, highlighting continued growth in system deployments and reinforcing the Company’s position within one of the most active solar markets in the Northeast.

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

Some of the most significant federal incentives have been sourced from the Inflation Reduction Act of 2022 (“IRA”). Among other provisions, the IRA extended the Investment Tax Credit (“ITC”) for homeowners. Qualifying homeowners who purchase a residential solar energy system and/or energy storage system can receive a 30% tax credit, returning a material portion of purchase price to homeowners. On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” or “OBBBA”, into law, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the Inflation Reduction Act and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The OBBBA terminates several consumer-facing tax credits, including the Residential Clean Energy Credit (Section 25D) and the Energy Efficient Home

Improvement Credit (Section 25C), effective at the end of 2025. The Section 25D credit previously allowed homeowners to claim a 30% credit for installing rooftop solar panels and related equipment. The OBBBA also has an accelerated phaseout of the Clean Electricity Investment Tax Credit (Section 48E) and the Clean Electricity Production Tax Credit (45Y). In this accelerated phase out, projects must begin construction by July 4, 2026, or be placed in service by December 31, 2027, to qualify for these credits.

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

Human Capital

As of March 1, 2026, the Company employed 164 people. We consider our relations with our employees to be good. None of our employees are currently represented by a labor union.

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

Risks Related to the Company’s Common Stock

Our shares will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market; new and additional proposed Nasdaq listing rules create more stringent listing compliance and risk for more delistings.

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

Despite the Company’s current compliance with Nasdaq’s existing listing standards, the Nasdaq Stock Market has implemented and proposed additional new rules that require existing Nasdaq listed companies to comply with more stringent continued listing rules. For example, proposed Nasdaq rule changes significantly increase delisting risks by removing grace periods for compliance, targeting low-priced stocks, and raising market value requirements. Key changes include immediate suspension for falling below a $5 million market value of listed securities (MVLS) and for stocks trading at or below $0.10. Key risks include the elimination of cure periods: previously, companies had an initial automatic 180-day grace period to regain compliance with certain listing standards. The proposed changes allow for immediate suspension and delisting, particularly when a company's MVLS falls below $5 million for 10 consecutive trading days. Nasdaq is implementing accelerated delisting for stocks trading at or below $0.10 per share for ten consecutive trading days, ultimately targeting companies in severe financial distress. Additionally, Nasdaq has proposed limited appeal rights, including the ability to stay a delisting during an appeal process is being restricted, leaving companies with little to no time to fix deficiencies. Should we fall subject to any of these or other non-compliance matters, we could be delisted, resulting in a variety of serious negative consequences, including, but not limited to the loss of liquidity, and a significant decrease or total loss in shareholder value.

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

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2025 and 2024 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

The market price for the Company’s common stock has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of public companies. The trading volume and prices of the common stock have been volatile and may continue to be volatile and could fluctuate widely due to factors both within and beyond the Company’s control. During 2025 through March 1, 2026, the sale price of common stock ranged from $0.68 to $539 per share, and our daily trading volume ranged from 79 to approximately 69.6 million shares. This volatility may, in part, be the result of broad market and industry factors. Future fluctuations in the trading price or liquidity of the Company’s common stock may harm the value of the investment of the Company’s shareholders in the Company’s common stock.

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

As of March 1, 2026, we had 3,406,616 shares of common stock outstanding. There are an additional 60 shares reserved for issuance upon the settlement of outstanding restricted stock units, 3 shares available for grant under the 2022 Equity Incentive Plan, and 2 shares available for issuance under the 2022 Employee Stock Purchase Plan.

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

Risks Relating to the Company’s Business

The Company’s continued success and viability depends on the continued origination of solar installation agreements.

The Company’s success and viability depends on the continued origination of solar installation agreements. The Company may be unable to originate additional solar installation agreements and related solar energy systems in the numbers or at the pace the Company currently expects for a variety of reasons, including, but not limited to, the following:

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

Based on the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 11, Equity, and Note 8, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs. As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. However, additional funding may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, it would have a negative impact on the Company’s business, results of operations and financial condition.

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

U.S. trade and tariff policy regarding solar energy equipment has experienced a high level of activity in recent years, under both the current and previous Administrations. Most recently, on July 1, 2025, the U.S. Commerce Department launched an investigation under Section 232 of the Trade Expansion Act of 1962 into imported polysilicon, a key component in solar panels. A decision is expected in 2026. If the investigation finds that imported polysilicon poses a national security threat to the United States, the Administration could impose new tariffs on those imports, potentially increasing the price of some of the equipment we procure.

In addition, on April 21, 2025, the U.S. Commerce Department issued final anti-dumping (“AD”) and countervailing duty (“CVD”) rates on crystalline solar cells and modules imported from Vietnam, Malaysia, Thailand and Cambodia. These countries have supplied the majority of imported solar cells and modules to the United States in recent years, and now face new country-wide final AD or CVD tariff rates ranging from 1.92% to 534.67%. The Commerce Department also imposed new tariffs on individual cell and module manufacturers in those countries. The imposition of tariffs generally has an inflationary effect on module prices for solar energy equipment installers, including us.

In addition, U.S. laws and regulations intended to prevent the importation of goods manufactured with forced labor have and could continue to affect our business operations and supply chain, including ongoing enforcement of the Uyghur Forced Labor Prevention Act (“UFLPA”) and the withhold release order (“WRO”) that U.S. Customs and Border Protection (“CBP”) issued on June 24, 2021, applicable to certain silica-based products manufactured in the Xinjiang Uyghur Autonomous Region of China. Intensive examinations, withhold release orders, and related governmental procedures have resulted in supply chain and operational delays throughout the industry, and we have implemented policies and procedures to maintain compliance and minimize delays. These and similar trade restrictions that may be imposed in the future could cause delivery and installation delays, and restrict the global supply of polysilicon and solar products. This could result in near-term demand for available energy systems despite higher costs, increased costs of polysilicon and the overall cost of energy systems, and equipment shortages, potentially reducing overall demand for and limiting the supply of our products and services.

In recent years, we have faced substantial trade policy volatility, marked by escalating tariffs and trade investigations that create substantial uncertainty in our supply chain and cost structure. In April 2025, the Administration implemented broad "reciprocal" tariffs, including a 10% baseline tariff on most imports. Following a 90-day pause to allow for bilateral negotiations, country-specific reciprocal tariffs took effect on August 7, 2025, with rates now ranging from 10% to 50% depending on the country of origin. Existing tariffs on steel, copper and aluminum were notably already increased to 50% for most countries, with specific exemptions for the UK. On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, invalidating some but not all of the recently imposed tariffs. The Trump Administration responded by announcing new tariffs pursuant to another statute, but significant uncertainty remains regarding the legality and effect of such tariffs. In response to such U.S. tariffs, some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase tensions and create greater uncertainty and instability in our business dealings and negatively affect our business operations. The legal standing of some reciprocal tariffs is currently under federal court review, though these rulings are stayed pending appeal, meaning the announced tariffs remain in effect.

The trade relationship with China has seen particularly aggressive and fluctuating tariff escalations. While final tariff rates have yet to be determined, other pre-existing U.S. tariffs on Chinese goods generally persist, can change more frequently than previously, and are additive. For example, the current U.S. presidential administration has announced a formal investigation process to consider new national security-based tariffs on imports of semiconductors and semiconductor manufacturing equipment, which are necessary components of our solar panels. The highly fluid situation with China is potentially subject to further changes as this 90-day pause period concludes and with the ongoing sector-specific investigations into polysilicon and semiconductors.

These developments compound existing trade measures, including the previously discussed AD/CVD tariffs on solar cells and modules and the 50% Section 232 tariffs on steel and aluminum. The cumulative effect impacts both our direct equipment procurement costs and the expenses faced by our U.S.-based component suppliers, whose manufacturing inputs are subject to these tariffs.

The unpredictable nature of these policy changes, including their scale, scope, and implementation timeline, creates significant challenges for cost forecasting and supply chain management. While we are actively collaborating with suppliers to establish alternative, less impacted supply chains, these transitions require substantial time for development and scaling. We cannot guarantee that these mitigation efforts will fully offset the adverse effects of these tariff increases on our business operations, financial condition, and results of operations

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, which products may be subject to such actions, or what actions may be taken by other countries in retaliation. The tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs and ability to economically serve certain markets. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer. We cannot predict whether, and to what extent, U.S. trade policies will change in the future and cannot ensure that additional tariffs or other restrictive measures will not continue or increase.

The Company’s operating results and its ability to grow or viability continue may fluctuate from quarter to quarter and year to year, which could make its future performance difficult to predict and could cause its operating results for a particular period to fall below expectations.

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

•our ability to continue or to expand the Company’s operations and the amount and timing of expenditures related to this expansion;

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually or when events or changes in circumstances indicate that the carrying value may be impaired. Factors that can lead to impairment of goodwill include significant adverse changes in the business climate and actual or projected operating results, declines in the financial condition of our business and sustained decrease in our stock price. During the fourth quarter of fiscal 2024, we performed an interim quantitative assessment as of December 31, 2024 related to the recoverability of our goodwill for our two reporting units as a result of a material decline in our stock price and forecasted revenues and operating results. We concluded that the fair value of our HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment of $3.1 million in our consolidated statements of operations, reducing our HEC goodwill balance to $6.7 million and our total goodwill balance to $17.4 million. We performed a quantitative analysis as of September 30, 2025 and October 1, 2025 and concluded that the fair values of the SUNation NY and HEC reporting units exceeded its carrying value and no impairment charge was necessary. We may be required to record additional impairment expense on our goodwill in the future.

For further information regarding the assessment please see Note 7, Goodwill and Intangible Assets, in this Annual Report on Form 10-K.

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

We periodically receive proposals to consider expansion, diversification and other forms of strategic transactions, and any such transactions that we may consider or consummate in the future could have negative consequences.

We have in the past and continue to receive inquiries related to a range of strategic transactions and strategic alternatives, ranging from offers to acquire assets to grow our existing business to expansions to diversify our business and more. Strategic alternatives, if consummated, could take the form of mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

We expect to continue to devote time and resources to exploring legitimate strategic options that we believe will increase shareholder value. There can be no assurance that any of these proposals will result in a successful consummation, if pursued, or that they will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will lead to increased shareholder value or that it will ultimately result in a successful expansion or diversified business.

The process of evaluating these strategic options may be very costly, including such as legal and accounting fees, expenses and other related charges that would otherwise be committed to operations. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business.

Additionally, a number of the foregoing and other significant factors may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining shareholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

If we are not successful in identifying a successful strategic alternative, expansion or diversification or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our common stock shares may be materially adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and/or perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly or result in the total loss of your investment.

Even if we successfully consummate a strategic transaction, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential expansion, diversification or business combination or any other result in this regard are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to realize what is believed to be higher value of targeted assets due to the ability to integrate with any future business partner and our ability to generate future shareholder value. Such process may also be disruptive to our business, and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

Any executed strategic transaction may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, and could make it more difficult to attract and retain qualified personnel, each of which could have a material adverse effect on our business. In addition, a potential strategic alternative may require stockholder approval and stockholder approval may not be obtained (including if any significant or activist shareholder may not vote for such transaction or it/they may attempt to actively work against the approval of such strategic or other transaction) and, therefore, we may not successfully consummate the strategic alternative.

In addition, the market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives.

If the Company is unable to make net profitable acquisitions, successful joint ventures, mergers, or other diversification strategies on economically acceptable terms, its future growth would be limited, and any acquisitions it may make could reduce, rather than increase, its cash flows.

The consummation and timing of any future acquisitions will depend upon, among other things, whether the Company is able to:

•identify attractive acquisition candidates that are accretive and net profitable;

•negotiate economically acceptable purchase agreements;

•obtain any required governmental or third-party consents;

•obtain financing for these acquisitions on economically acceptable terms which may be more difficult at times when the capital markets are less accessible; and

•outbid any competing bidders.

Additionally, any acquisition, joint venture, or merger involves potential risks, including, among other things:

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

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, we may seek to strategically roll up entities that we believe will be revenue accretive, and/or consider strategic transactions that may significantly alter our principal business focus or expand or diversify our business, in each case, such strategic transaction may result in a need to execute a financing, including potentially significant dilutive financings. Any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

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

On July 4, 2025, the One Big Beautiful Bill Act became law, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the Inflation Reduction Act and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than the Company anticipates, its ability to originate solar installation agreements may decrease.

The distributed residential solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If additional demand for distributed residential solar energy systems fails to develop sufficiently, fails to maintain or grow from current levels (including as a result of the loss of federal tax credits in 2026) or takes longer to develop than the Company anticipates, it may materially negatively impact the Company’s business.

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

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to various U.S. antidumping and countervailing duty rates, depending on the exporter supplying the product, imposed by the U.S. government as a result of determinations that the U.S. was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. For example, then President Biden’s administration increased Section 301 tariffs on imports of wafers, polysilicon and certain tungsten products from China. As a result, solar wafers and polysilicon imports, critical components for solar energy development, now face a 50% tariff rate. Tungsten products, such as bars and sheets, will be subject to a 25% tariff rate. The tariff increases took effect on January 1, 2025. If alternative sources are not available on competitive terms in the future, the Company may seek to purchase these products from manufacturers in China. In addition, tariffs on solar cells, modules and inverters in China may put upward pressure on prices of these products in other jurisdictions from which the Company currently purchases equipment, which could reduce its ability to offer competitive pricing to potential customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has an information security program designed to identify, mitigate, respond to and manage reasonably foreseeable cybersecurity risks and threats. The program is overseen by the Chief Financial Officer. The CFO in conjunction with senior management conducts periodic reviews of cybersecurity control, policies, and procedures to ensure relevance and effectiveness for the Company’s needs and operating environment. The CFO has previously led IT programs in his past work experiences and is able to apply those experiences to the Company. The audit and finance committee of the board has discussions with management on an annual basis about the Company’s risk assessment and risk management policies, particularly in the areas of financial reporting, internal controls, and compliance with legal and regulatory requirements.

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

•SUNation NY leases 20,000 square feet of office and warehouse space in Ronkonkoma, New York.

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

In early 2025, an action by a landlord was brought to recover approximately $34,000 plus attorneys’ fees and punitive damages based upon an alleged breach of the lease between Remington Industrial Management LLC and Sunation Solar Systems, Inc. The landlord asserts that Sunation Solar Systems, Inc. has the obligation to insure the entire building rather than keep in full force and effect “fire and hazard insurance for the full replacement value of all improvements located on the demised premise” as specifically provided in the lease rider. Sunation Solar Systems denies that it has an obligation to insure the entire building under the express terms of the lease, which is not a “triple net lease.” The landlord had asserted three causes of action for breach of contract, declaratory judgment that the lease requires Sunation Solar Systems to insure the building itself, and a third vague “fraud” theory. The claims against SUNation Energy, Inc. based upon vague allegations of fraud are likely unsustainable. We have since come to agreement with the Landlord on this matter and a stipulation of discontinuance with prejudice has been filed with the court. As a result, the action has been dismissed.

From time to time, we also face threatened legal actions or claims in the ordinary course of our business. One such matter involved a residential customer who has informally alleged that our subsidiary, Sunation Solar Systems, was responsible for the cost to replace certain equipment by a third-party manufacturer that was found to be admittedly defective (by the manufacturer), the cost of which may be substantial.  We have since come to agreement with this residential customer in this matter and, as a result, no litigation or threatened claims relating to this matter remain, and no formal action was filed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Capital Market under the trading symbol SUNE.

Holders

At March 1, 2026, there were approximately 82 registered holders of record of SUNation Energy, Inc. common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information about the Company’s equity compensation plans, under which equity securities of the Company are authorized for issuance, as of December 31, 2025:

Equity Compensation Plan Information

	Number of securities		Number of securities
	to be issued upon		remaining available
	exercise of	Weighted-average	for future issuance under
	outstanding	exercise price of	equity compensation
	options, warrants	outstanding options	plans (excluding shares
Plan Category	and rights (1)	warrants and rights (2)	in first column)
Equity compensation plans approved by security holders: (3)
2022 Employee Stock Purchase Plan	—	$—	2
2022 Equity Incentive Plan	3	$—	60
TOTAL	3	$—	62

(1)Includes outstanding awards under the 2022 Equity Incentive Plan.

(2)Only restricted stock units are outstanding, which do not have an exercise price; they are settled in shares of our common stock on a one-for-one basis at no additional cost.

(3)Includes the Pineapple Energy Inc. 2022 Equity Incentive Plan (the “Equity Plan”) and the Pineapple Energy Inc. 2022 Employee Stock Purchase Plan (the “ESPP”). The Equity Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards to employees, non-employee directors and consultants and advisors to the Company. The number of shares of Company common stock available for issuance under the Equity Plan initially was 5 and was increased to 67 after shareholder approvals on December 7, 2022 and July 19, 2024. The ESPP was approved by shareholders on December 7, 2022, and provides for the purchase by eligible employees of shares of the Company’s common stock at a discount to the market price. The number of shares authorized for issuance under the ESPP was initially 2 and was increased to 4 by shareholder approval on December 14, 2023.

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

The effects of the June 2024 Reverse Stock Split, October 2024 Reverse Stock Split, and April 2025 Reverse Stock Split (collectively known as the “Reverse Stock Splits”) have been applied retroactively and are reflected in this Annual Report on Form 10-K for all periods presented. Following each of the Reverse Stock Splits, the number of shares of common stock available for issuance under the Company's equity compensation plans were automatically reduced in proportion to the Reverse Stock Splits ratio. Upon effectiveness, the Reverse Stock Splits also resulted in reductions in the number of shares of common stock issuable upon exercise or vesting of equity awards in proportion to the Reverse Stock Splits ratios and caused a proportionate increase in exercise price or share-based performance criteria, if any, applicable to such awards.

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

During the third quarter of 2025, as a result of a material decline forecasted revenues and operating results due to the implications of the OBBBA, we performed an interim quantitative analysis as of September 30, 2025. Based on the results of this analysis, we concluded that there was no impairment indication within our HEC and SUNation NY reporting units between the fair value and carrying value of the reporting units.

During the fourth quarter of 2024, as a result of a material decline in our stock price and forecasted revenues and operating results, we performed an interim quantitative analysis as of December 31, 2024. Based on the results of this analysis, we concluded that the fair value of our HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment loss of $3.1 million in our consolidated statements of operations, reducing our HEC goodwill balance to $6.7 million and our consolidated goodwill balance to $17.4 million. There was no impairment indication within our SUNation NY reporting unit.

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

During the third quarter of 2025, as a result of the OBBBA, the Company performed an impairment test on the tradenames and trademarks intangible assets associated with both the HEC and SUNation NY reporting units as of September 30, 2025. The Company performed the analysis under ASC 360 and no impairment charge was realized.

Results of Operations

2025 Consolidated Results

The following table summarizes our consolidated results for the years ended December 31, 2025 and 2024:

	2025		2024		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$71,905,527	100%	$56,861,753	100%	$15,043,774	26%
Cost of sales	44,361,314	62%	36,435,509	64%	7,925,805	22%
Gross profit	27,544,213	38%	20,426,244	36%	7,117,969	35%
Operating expenses:
Selling, general and administrative expenses	26,979,750	38%	27,054,166	48%	(74,416)	0%
Amortization expense	2,237,500	3%	2,837,500	5%	(600,000)	-21%
Fair value remeasurement of SUNation NY earnout consideration	—	0%	(1,000,000)	-2%	1,000,000	-100%
Goodwill impairment loss	—	0%	3,101,981	5%	(3,101,981)	-100%
Intangible asset impairment loss	—	0%	750,000	1%	(750,000)	-100%
Total operating expenses	29,217,250	41%	32,743,647	58%	(3,526,397)	-11%
Operating loss from continuing operations	(1,673,037)	-2%	(12,317,403)	-22%	10,644,366	-86%
Other (expense) income:
Investment and other income	106,625	0%	144,529	0%	(37,904)	-26%
Loss on sale of assets	—	0%	(822)	0%	822	-100%
Fair value remeasurement of warrant liability	(7,531,044)	-10%	(974,823)	-2%	(6,556,221)	673%
Fair value remeasurement of embedded derivative liability	—	0%	(65,617)	0%	65,617	-100%
Fair value remeasurement of contingent forward contract	899,080	1%	—	0%	899,080
Fair value remeasurement of contingent value rights	36,079	0%	522,257	1%	(486,178)	-93%
Financing fees	(1,294,090)	-2%	—	0%	(1,294,090)
Interest expense	(1,041,835)	-1%	(3,087,450)	-5%	2,045,615	-66%
Loss on debt extinguishment	(343,471)	0%	(35,657)	0%	(307,814)	863%
Other expense, net	(9,168,656)	-13%	(3,497,583)	-6%	(5,671,073)	162%
Operating loss from continuing operations before income taxes	(10,841,693)	-15%	(15,814,986)	-28%	4,973,293	-31%
Income tax expense	51,140	0%	34,819	0%	16,321	47%
Net loss	$(10,892,833)	-15%	(15,849,805)	-28%	$4,956,972	-31%

Consolidated sales increased 26% to $71,905,527 in 2025 from $56,861,753 in 2024, with a 31% increase within residential contract revenue and a 19% increase in service revenue, partially offset by a 1% decrease in commercial revenue. On a consolidated basis, overall kilowatts installed on residential projects increased 31% and revenue per residential installation increased 31% in 2025 as compared to 2024. The overall increase in residential revenue is driven by increased customer demand to install solar systems prior to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act.

Consolidated gross profit increased 35% to $27,544,213 in 2025 as compared to gross profit of $20,426,244 in 2024 due primarily to the increase in revenue an improvement in residential margins. Gross margin increased to 38.3% in 2025 compared to 35.9% in 2024.

Consolidated operating expenses decreased 10.8% to $29,217,250 in 2025 as compared to $32,743,647 in 2024. Consolidated selling, general and administrative expenses decreased 0.3% to $26,979,750 in 2025 from $27,054,166 in 2024, due primarily to a decrease in Corporate selling, general and administrative costs, partially offset by increases at HEC and SUNation NY. Corporate general and administrative expenses decreased 17.7% or $1,281,827 to $5,976,017 due primarily to $1,300,000 in expense in the prior year on loss contingencies related to certain prior securities issuances. Amortization expense decreased by $600,000 to $2,237,500 in 2025 due to the write down of the technology intangible asset at HEC at December 31, 2024, resulting in lower amortization expense in the current year. There was a $1,000,000 decrease in a fair value remeasurement gainrelated to the SUNation NY acquisition earnout consideration in 2025 as compared to 2024. The Company also recorded a $3,101,981 goodwill impairment loss within the HEC segment and a $750,000 intangible asset impairment loss during 2024 related to technology related intangible assets within the HEC segment.

Consolidated other expense increased $5,671,073 to expense of $9,168,656 in 2025 as compared to income of $3,497,583 in 2024. The increase was primarily related to a $6,556,221 increase in the fair value remeasurement loss on the warrant liability, $1,294,090 in financing fees primarily on the issuance of the contingent forward contract and issuance of Series A and Series B warrants, a $486,178 decrease in fair value remeasurement gain on the contingent value rights (“CVRs”), and a $307,814 increase in loss on debt extinguishment, partially offset by a $65,617 decrease in fair value remeasurement loss on the embedded derivative liability, a $899,080 increase in fair value remeasurement gain on the contingent forward contract, and a $2,045,615 decrease in interest expense.

Consolidated operating loss before income taxes in 2025 was $10,841,693, compared to a consolidated operating loss before income taxes of $15,814,986 in 2024. Net loss in 2025 was $10,892,833, or ($4.38) per diluted share. Net loss attributable to shareholders in 2024 (after taking into effect $11,587,121 in deemed dividends) was $27,436,926, or ($10,110.93) per diluted share from continuing operations.

SUNation NY Operating Results

SUNation NY sales increased 25% or $9,866,949, to $49,600,311 in 2025 as compared to $39,733,362 in 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	2025	2024
Residential contracts	$40,215,497	$30,715,255
Commercial contracts	6,894,923	6,700,469
Service revenue	2,489,891	2,317,638
	$49,600,311	$39,733,362

Residential contract sales increased $9,500,242, or 31%, due to a 25% increase in systems installed and a 40% increase in kilowatts installed. The overall increase in residential revenue is driven by increased customer demand to install solar systems prior to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act. Commercial contract sales increased $194,454, or 3%, due primarily to the timing of commercial projects.

Gross profit increased 34% to $20,166,363 in 2025 as compared to gross profit of $15,093,667 in 2024 due primarily to the increase in revenue and additional increase in gross margin. Gross margin increased to 40.7% in 2025 compared to 38.0% in 2024 due primarily to revenue mix with higher margin residential revenue making a larger percentage of the total revenue in 2025 as compared to 2024. The higher residential margins are driven by lower material costs as a percentage of sales.

Selling, general and administrative expenses increased 6% to $16,237,256 in 2025 (33% as a percentage of sales) as compared to $15,265,443 in 2024 (38% as a percentage of sales), due primarily to an increase in selling and marketing expenses on higher residential contract revenue, partially offset by a decrease in personnel costs on lower headcount. Amortization expense remained flat at $812,500 in 2025 as compared to 2024.

HEC Operating Results

HEC sales increased 30% or $5,176,825, to $22,305,216 in 2025 as compared to $17,128,391 in 2024. Sales in 2025 and 2024 by type were as follows:

	Revenue by Type
	2025	2024
Residential contracts	$20,993,980	$15,984,618
Commercial contracts	189,694	429,259
Service revenue	1,121,542	714,514
	$22,305,216	$17,128,391

Residential contract sales increased $5,009,362, or 31%, despite a 2% decrease in systems installed, due to a 9% increase in kilowatts installed, a 66% increase in battery capacity installed and a 20% increase in price per watt installed. In the first half of 2024, the Battery Bonus program in Hawaii ended. Battery installations decreased when this incentive went away. In May 2025, Hawaii implemented a new BYOD Plus program. The impact of this new program was realized in third quarter installations. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. Commercial contract sales decreased $239,565, or 56%, due to timing of projects. HEC has limited commercial projects and the revenue from this revenue stream can fluctuate year over year. Service revenue increased $407,028, or 57%, due to an increase in repair and replacement installations.

Gross profit increased 38% to $7,377,850 in 2025 as compared to gross profit of $5,332,577 in 2024 due primarily to the increase in revenue and improvement in gross margins. Gross margin increased slightly to 33.1% in 2025 compared to 31.1% in 2024 due primarily to a decrease in material and labor costs as a percentage of revenue.

Selling, general and administrative expenses increased 5% to $4,766,477 in 2025 (21% as a percentage of sales) as compared to $4,530,879 in 2024 (26% as a percentage of sales), due primarily to an increase in commissions expense and gross excise taxes on higher revenue.

Liquidity and Capital Resources

As of December 31, 2025, the Company had approximately $7,182,344 in cash, restricted cash and cash equivalents, and liquid investments, compared to $1,151,348 at December 31, 2024. Of this amount, $665,582 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

The Company had working capital of $1,066,408, consisting of current assets of approximately $16,473,979 and current liabilities of $15,407,571 at December 31, 2025 compared to a working capital deficit of $(16,051,658), consisting of current assets of $11,110,385 and current liabilities of $27,162,043 at December 31, 2024.

Cash flow provided by operating activities was approximately $954,978 in 2025 compared to $6,302,686 used in operating activities in 2024. The positive cash flow from operations is primarily driven by the decrease in the Company’s operating loss and the decrease in interest expense. Significant working capital changes in 2025 included a $575,858 decrease in accounts receivable, $1,720,872 increase in accrued compensation and benefits related to the earnout liability as discussed further in Note 8, Commitments and Contingencies, and a $635,556 decrease in accrued interest.

Cash used in investing activities was $48,594 in 2025 compared to $26,667 used in 2024 primarily related to capital expenditures.

Net cash provided by financing activities was $5,124,612 in 2025 compared to $2,084,358 provided in 2024. Net cash provided by financing activities in 2025 was due to $17,871,964 in net proceeds from the issuance of common stock under a registered direct offering and $351,372 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $10,081,464 in payments against loans payable, $2,500,000 in payments of contingent consideration $267,391 in payments for the termination of warrants, and $276,000 in CVR distributions. Net cash provided by financing activities in 2024 was due to $1,000,000 in proceeds from the issuance of common stock under a registered direct offering, $2,457,352 in proceeds from the issuance of common stock under the at-the-market offering and $1,604,000 in borrowings from Conduit Capital US Holdings LLC (“Conduit”) and MBB Energy, LLC (“MBB”), partially offset by $1,595,364 in payments against loans payable and $856,736 in CVR distributions.

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

Based on the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Notes 8 and 11, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

Contingent Value Rights and Impact on Cash

The Company issued CVRs prior to the closing of the merger to CSI shareholders of record on the close of business on March 25, 2022. The CVR entitles the holder to a portion of the cash, cash equivalents, investments and net proceeds of any divestiture, assignment, or other disposition of all legacy assets of CSI and/or its legacy subsidiaries, JDL and Ecessa, that are related to CSI’s pre-merger business, assets, and properties that occur during the period following the closing of the merger and ending initially on March 28, 2024, but was extended through December 31, 2024 by the First Amendment to the Contingent Value Rights Agreement entered into on March 27, 2024. This was extended again through December 31, 2025 by the Second Amendment to the Contingent Value Rights Agreement entered into on December 30, 2024. The CVRs were settled during the fourth quarter of 2025, with a final distribution payment of $276,000 in December 2025. There are no further obligations during the CVRs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SUNation Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SUNation Energy, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (if required), stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 15, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Retrospective Adjustment for Reverse Stock Splits

As discussed in Note 1 to the consolidated financial statements, the Company effected a reverse stock split on April 21, 2025, which has been retrospectively applied to all periods presented. The financial statements for the years ended December 31, 2024, before the retrospective adjustment for the reverse stock split described in Note 1, were audited by other auditors whose report dated April 15, 2025 expressed an unmodified opinion on those statements. We audited the adjustments described in Note 1 that were applied to retrospectively recast the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to these retrospective adjustments for the reverse stock splits and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Critical Audit Matter - Goodwill Impairment

At December 31, 2025, the Company’s goodwill totaled $17,443,869, allocated between the HEC ($6,727,231) and SUNation ($10,716,638) reporting units. As described in Notes 2 and 7 to the consolidated financial statements, management evaluates goodwill impairment at the reporting unit level annually or when events indicate possible impairment. A quantitative analysis was conducted as of September 30, 2025, using a combination of income and market approaches to estimate fair value, assisted by a third-party specialist. Management concluded that the fair values of both reporting units exceeded their carrying values and no impairment charge was recognized.

The principal considerations for the CAM conclusion was that auditing the goodwill impairment assessment involved significant judgment due to the use of complex valuation models and subjective assumptions, including projected revenue growth, EBITDA margins, terminal growth, discount rates, and selection of comparable companies. These assumptions are sensitive to expectations of future market and economic conditions.

How the Critical Audit Matter Was Addressed in Our Audit

Our audit procedures related to the Company’s goodwill impairment evaluation included, among others:

•Assessing the inputs to the valuation model for significance

•Engaging our valuation specialist to assess the methodology used by management to estimate the fair value of the reporting units, as well as to assist in evaluating the discount rates, implied control discount and the selection of comparable market participants for reasonableness.

•Testing the significant assumptions used by management, including comparing projected financial information to historical performance and external industry data.

•Testing the completeness and accuracy of data used by management in the impairment analysis.

•Testing the mathematical accuracy of managements fair value calculations.

•Evaluating the sensitivity of management’s estimates to changes in significant assumptions.

•Assessing the adequacy of the Company’s disclosures related to goodwill impairment

Critical Audit Matter – Derivative Liabilities

As described in Notes 2 and 11 to the consolidated financial statements, the Company entered into a securities purchase agreement in the first quarter of 2025 involving common stock, pre-funded warrants, and, contingent on shareholder approval, additional common stock or warrants and Series A and B warrants. The contingent forward contract for the second closing and the Series A and B warrants were accounted for as derivative liabilities at fair value, with changes in fair value recognized through earnings. Upon shareholder approval in the second quarter of 2025, the contingent forward contract was derecognized, and the Series B warrants were derecognized upon exercise. The fair value measurement of these instruments required significant management judgment, use of complex models, and involved unobservable inputs and the selection of comparable companies to estimate expected stock price volatility. The Company engaged a third-party specialist to assist with the fair value analysis.

The principal considerations for the Critical Audit Matter conclusion is that auditing the accounting and valuation of these derivative liabilities involved complex evaluation of applicable accounting guidance (ASC 480 and ASC 815), involvement of our valuation specialists and assessment of management’s estimates including volatility, guideline public companies, and adjustment to stock price for dilutionary effective of the warrant issuances.

How the Critical Audit Matter Was Addressed in Our Audit

•Assessing the reasonableness of management's position as it relates to the accounting for the registered direct raise transaction and the treatment of the contingent forward contract and underlying warrants.

•Testing the exercise of the warrants and the shares issued in settlement of the series B warrants.

•Determining the significant inputs to the warrant valuation model

•Engaging valuation specialists to perform procedures over the discount rate utilized, the volatility, and reperformance of the Monte Carlo simulation.

•Testing that the valuation model accurately reflects key terms of the agreements and assumptions regarding the approval dates, stock price reflecting market value, etc.

•Recalculating the number of warrants to be issued under the alternative cashless exercise option.

•Calculating the number of shares to be issued upon exercise per the terms of the agreements.

•Recalculating the dilutive price per share

•Recalculating the common stock, APIC and gain/loss impact upon settlement of the warrants and accurate presentation in the statement of equity, statement of operations and footnote disclosures.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Melville, NY
March 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SUNation Energy, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the impact of the April 2025 reverse stock split described in Note 1, the accompanying consolidated balance sheet of SUNation Energy, Inc. and subsidiaries (the Company) as of December 31, 2024, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the 2024 consolidated financial statements, before the effects of the adjustments to retrospectively apply the impact of the April 2025 reverse stock split described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the impact of the April 2025 reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C. The 2024 consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements indicate substantial doubt around the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ UHY LLP

We served as the Company’s auditor from 2023 to 2025.

Melville, New York

April 15, 2025

Click or tap here to enter text.

SUNATION ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31	December 31
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$7,182,344	$839,268
Restricted cash and cash equivalents	—	312,080
Trade accounts receivable, less allowance for
credit losses of $308,629 and $240,817, respectively	4,239,483	4,881,094
Inventories	2,534,984	2,707,643
Prepaid income taxes	9,336	—
Related party receivables	21,412	23,471
Prepaid expenses	1,273,762	1,587,464
Costs and estimated earnings in excess of billings	658,177	560,648
Other current assets	554,481	198,717
TOTAL CURRENT ASSETS	16,473,979	11,110,385

PROPERTY, PLANT AND EQUIPMENT, net	1,015,528	1,238,898
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Right of use assets	3,315,411	3,686,747
Intangible assets, net	9,983,333	12,220,833
Other assets	12,000	12,000
TOTAL OTHER ASSETS	30,754,613	33,363,449
TOTAL ASSETS	$48,244,120	$45,712,732
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,395,318	$8,032,769
Accrued compensation and benefits	1,653,994	796,815
Operating lease liabilities	292,240	321,860
Accrued warranty	225,318	350,013
Other current liabilities	973,302	1,055,995
Accrued loss contingencies	—	1,300,000
Income taxes payable	—	5,071
Refundable customer deposits	1,073,284	1,870,173
Billings in excess of costs and estimated earnings	1,663,867	444,310
Contingent value rights	—	312,080
Earnout consideration	—	2,500,000
Current portion of loans payable	366,824	3,139,113
Current portion of loans payable - related party	1,763,424	6,951,563
Embedded derivative liability	—	82,281
TOTAL CURRENT LIABILITIES	15,407,571	27,162,043
LONG TERM LIABILITIES:
Loans payable and related interest	1,011,508	6,531,650
Loans payable and related interest - related party	3,457,864	—
Operating lease liabilities	3,158,478	3,471,623
Accrued compensation and benefits	863,693	—
TOTAL LONG-TERM LIABILITIES	8,491,543	10,003,273
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Series A Convertible preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—

Series B preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series C preferred stock, par value $1.00 per share; 35,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; 1 and no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 1,000,000,000 shares authorized;	—	—
3,406,616 and 9,343 shares issued and outstanding, respectively(1)	170,331	467
Additional paid-in capital(1)	77,966,554	51,445,995
Accumulated deficit	(53,791,879)	(42,899,046)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	24,345,006	8,547,416
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,244,120	$45,712,732

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

`

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024

Sales	$71,905,527	$56,861,753
Cost of sales	44,361,314	36,435,509
Gross profit	27,544,213	20,426,244
Operating expenses:
Selling, general and administrative expenses	26,979,750	27,054,166
Amortization expense	2,237,500	2,837,500
Fair value remeasurement of SUNation NY earnout consideration	—	(1,000,000)
Goodwill impairment loss	—	3,101,981
Intangible asset impairment loss	—	750,000
Total operating expenses	29,217,250	32,743,647
Operating loss from continuing operations	(1,673,037)	(12,317,403)
Other (expense) income:
Investment and other income	106,625	144,529
Loss on sale of assets	—	(822)
Fair value remeasurement of warrant liability	(7,531,044)	(974,823)
Fair value remeasurement of embedded derivative liability	—	(65,617)
Fair value remeasurement of contingent forward contract	899,080	—
Fair value remeasurement of contingent value rights	36,079	522,257
Financing fees	(1,294,090)	—
Interest expense	(1,041,835)	(3,087,450)
Loss on debt extinguishment	(343,471)	(35,657)
Other expense, net	(9,168,656)	(3,497,583)
Net loss before income taxes	(10,841,693)	(15,814,986)
Income tax expense	51,140	34,819
Net loss	(10,892,833)	(15,849,805)

Less: Deemed dividend on extinguishment of Convertible Preferred Stock	—	(4,215,551)
Less: Deemed dividend on modification of PIPE Warrants	—	(11,447,251)
Less: Deemed contribution on exchange of equity instruments	—	4,075,681
Net loss attributable to common shareholders	$(10,892,833)	$(27,436,926)

Basic net loss per share(1)	$(4.38)	$(10,110.93)
Diluted net loss per share(1)	$(4.38)	$(10,110.93)

Weighted Average Basic Shares Outstanding(1)	2,489,224	2,714
Weighted Average Dilutive Shares Outstanding(1)	2,489,224	2,714

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Redeemable Convertible		Series A Convertible		Series B		Series C		Series D				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Total
BALANCE AT DECEMBER 31, 2023	—	$—	28,000	$28,000	—	$—	—	$—	—	$—	68	$3	$47,490,197	$(27,081,411)	$20,436,789

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,849,805)	(15,849,805)
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	1	—	9,772	—	9,772
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—	2	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	18	1	918,987	—	918,988
Issuance of Series B Preferred Stock	—	—	—	—	1	1	—	—	—	—	—	—	14	—	15
Cancellation of Series B Preferred Stock	—	—	—	—	(1)	(1)	—	—	—	—	—	—	—	—	(1)
Issuance of common stock under PIPE Warrant exercise	—	—	—	—	—	—	—	—	—	—	83	4	324,786	—	324,790
Reclassification of Series A Preferred Stock to temporary equity	28,000	30,968,875	(28,000)	(28,000)	—	—	—	—	—	—	—	—	(30,940,875)	—	(30,968,875)

Deemed dividend on extinguishment of Convertible Preferred Stock	—	751,125	—	—	—	—	—	—	—	—	—			—	(751,125)	—	(751,125)
Reclassification of PIPE Warrants to liabilities	—	—	—	—	—	—	—	—	—	—	—			—	(10,592,220)	—	(10,592,220)
Conversion of Redeemable Convertible Preferred Stock to Common Stock	(13,485)	(15,277,055)	—	—	—	—	—	—	—	—	632			32	15,277,023	—	15,277,055
Conversion of Series A Convertible Preferred Stock to Common Stock	—	—	(1,490)	(1,490)	—	—	—	—	—	—	71			4	1,486	—	—
Reclassification of temporary equity to Series A Preferred Stock	(14,515)	(16,442,945)	14,515	14,515	—	—	—	—	—	—	—	—	—	—	16,428,430	—	16,442,945
Reclassification of PIPE Warrants to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	11,242,257	—	11,242,257
Exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	(13,025)	(13,025)	—	—	28,041	28,041	—	—	—			—	(15,016)	—	—
Issuance costs on exchange of Series A Preferred Stock and PIPE Warrants to Series C Preferred Stock	—	—	—	—	—	—	—	—	—	—	—			—	(156,524)	—	(156,524)
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	—	—	(28,041)	(28,041)	—	—	6,229			311	27,730	—	—

Issuance of Common Stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,241	112	2,193,361	—	2,193,473
Cash in lieu payment on fractional shares under reverse stock split	—	—	—	—	—	—	—	—	—	—	—	—	(3,022)	—	(3,022)
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	29,002	—	29,002
Other share retirements	—	—	—	—	—	—	—	—	—	—	(2)	—	(38,268)	32,170	(6,098)
BALANCE AT DECEMBER 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	9,343	$467	$51,445,995	$(42,899,046)	8,547,416
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,892,833)	(10,892,833)
Issuance of common stock under Equity Incentive Plan	—	—	—	—	—	—	—	—	—	—	6	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	—	—	—	—	—	—	—	—	31,564	1,578	8,697,706	—	8,699,284
Issuance of common stock under pre-funded warrant exercises	—	—	—	—	—	—	—	—	—	—	55,392	2,770	8,308	—	11,078
Issuance of common stock under Series B warrant exercises	—	—	—	—	—	—	—	—	—	—	3,260,870	163,044	16,499,663	—	16,662,707
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	1	1	—	—	(1)	—	—
Cancellation of Series D Preferred Stock	—	—	—	—	—	—	—	—	(1)	(1)	—	—	1	—	—

Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	—	—	—	—	—	—	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	—	—	—	—	—	—	—	—	6,065	304	880,452	—	880,756
Effect of reverse stock splits	—	—	—	—	—	—	—	—	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	85,226	—	85,226
BALANCE AT DECEMBER 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	3,406,616	$170,331	$77,966,554	$(53,791,879)	$24,345,006

(1) Prior period results have been adjusted to reflect the reverse stock split of the common stock at a ratio of 1-for-200 that became effective April 21, 2025. See Note 1, "Nature of Operations," for further details.

The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,892,833)	$(15,849,805)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,503,115	3,153,832
Share based compensation	85,226	29,002
Deferred taxes	—	(41,579)
Goodwill impairment loss	—	3,101,981
Intangible asset impairment loss	—	750,000
Credit loss provision	67,812	146,732
Provision to write down inventories to net realizable value	135,838	99,449
Amortization of right of use asset	333,792	413,681
Fair value remeasurement of earnout consideration	—	(1,000,000)
Fair value remeasurement of warrant liability	7,531,044	974,823
Fair value remeasurement of embedded derivative liability	—	65,617
Fair value remeasurement of contingent forward contract	(899,080)	—
Fair value remeasurement of contingent value rights	(36,079)	(522,257)
Loss on extinguishment of debt	343,471	35,657
Gain on sale of assets	—	822
Loss on lease termination	11,313	215,415
Interest and accretion expense	242,432	3,087,449
Changes in assets and liabilities:
Trade and related party accounts receivables	575,858	5,969
Inventories, net	36,821	754,069
Prepaid income taxes	(14,407)	(302)
Other assets	(146,115)	(635,892)
Accounts payable	499,079	355,508
Accrued compensation and benefits	1,720,872	(563,333)
Customer deposits	(796,889)	(242,190)
Other accrued liabilities	289,264	1,016,428
Accrued interest	(635,556)	(1,653,762)
Net cash provided by (used in) operating activities	954,978	(6,302,686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,594)	(32,785)
Proceeds from the sale of fixed assets	—	6,118
Net cash used in investing activities	(48,594)	(26,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	64,744	1,604,000
Payments against loans payable	(8,704,184)	(1,595,364)
Payments against related party loans payable	(1,377,280)	—
Payments related to debt issuance costs	(38,613)	(24,150)
Payments related to equity issuance costs	(2,128,038)	(501,414)
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	9,690,790	1,000,000
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	11,078	—
Proceeds from the issuance of Series A and Series B warrants	10,298,134	—
Proceeds from the issuance of common stock under at-the-market offering	351,372	2,457,352
Proceeds from the issuance of Series B preferred stock	—	15
Payments for the termination of Series A warrants	(267,391)	—
Payments for contingent value rights distributions	(276,000)	(856,736)
Proceeds from issuance of common stock, net of shares withheld	—	9,775
Cash in lieu payment on fractional shares under reverse stock split	—	(3,022)
Payment of contingent consideration related to acquisition	(2,500,000)	—
Purchase of common stock	—	(6,098)
Net cash provided by financing activities	5,124,612	2,084,358

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,030,996	(4,244,995)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	1,151,348	5,396,343
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$7,182,344	$1,151,348
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$65,547	$76,700
Interest paid	1,391,453	1,604,100
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Loss on extinguishment of debt	—	(35,657)
Issuance of common stock for the settlement of loss contingencies	880,756	—
Deemed dividend on Convertible Preferred Stock and PIPE Warrants	—	11,587,121
Conversion of redeemable convertible preferred stock to common stock	—	15,277,055
The accompanying notes are an integral part of the consolidated financial statements.

SUNATION ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

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

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Splits retroactively adjusted for the periods presented:

	Year Ended December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Adjusted
Weighted average shares outstanding - basic and diluted	542,454	(539,740)	2,714
Loss per share from continuing operations - basic and diluted	$(50.58)	$(10,060.35)	$(10,110.93)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned operating subsidiaries. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated.

Use of Estimates

The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates based on the best information available in recording transactions and balances resulting from operations. Actual results could materially differ from those estimates. The Company’s estimates consist principally of allowances for credit losses, revenue recognition on commercial projects based on percentage of completion, asset impairment evaluations, accruals for compensation plans, lower of cost or net realizable value inventory adjustments, fair value measurements (warrant liabilities, contingent value rights, contingent consideration, and debt instruments, including embedded derivative liabilities), provisions for income taxes and deferred taxes, depreciable lives of fixed assets, and amortizable lives of intangible assets.

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

Accounts Receivable, Net

Accounts receivable are recorded at their net realizable value and are not collateralized. Accounts receivable includes amounts earned less payments received and allowances for credit losses. Management continually monitors and adjusts its allowances associated with the Company’s receivables to address any credit risks associated with the accounts receivable and periodically writes off receivables when collection is not considered probable. The Company does not charge interest on past due accounts. When uncertainty exists as to the collection of receivables, the Company records an allowance for credit losses and a corresponding charge to credit loss expense. The provision for credit losses is recorded within selling, general and administrative expenses. The following table presents the changes in the allowance for credit losses for the years ended December 31, 2025 and 2024:

	Year Ended December 31
	2025	2024
Beginning balance	$240,817	$94,085
Provision for credit losses	69,587	153,088
Write off of uncollectible amounts	(1,775)	(6,356)
Recoveries	—	—
Ending balance	$308,629	$240,817

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $362,277 and $226,439 at December 31, 2025 and 2024, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method. Depreciation included in cost of sales and selling, general and administrative expenses was $265,615 and $316,332 for 2025 and 2024, respectively. Maintenance and repairs are charged to operations and additions or improvements are capitalized. Items of property sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any gains or losses on disposal are reflected in the statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the amount by which the purchase prices (including liabilities assumed) of acquired businesses exceed the estimated fair value of the net tangible assets and separately identifiable intangible assets of these businesses. Definite lived intangible assets, consisting primarily of trade names, technology, and backlog are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is not amortized but is tested at least annually for impairment. The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company recognized an impairment loss of $3,101,981 related to the goodwill of its HEC segment during the year ended December 31, 2024. See Note 7, Goodwill and Intangible Assets for further information.

Recoverability of Long-Lived Assets and Intangible Assets

The Company reviews its long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If indicators of impairment exist, management identifies the asset group that includes the potentially impaired long-lived asset, at the lowest level at which there are separate, identifiable cash flows. If the fair value, determined as the total of the expected undiscounted future net cash flows for the asset group is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company recognized a loss of $750,000 related to the technology intangible asset within the HEC segment during the year ended December 31, 2024. See Note 7, Goodwill and Intangible Assets for further information.

Mezzanine Equity

The Company has issued various financial instruments, including preferred stock.  Instruments containing redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control are classified as redeemable or mezzanine equity. The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. See Note 11, Equity, for further discussion regarding the reclassification of the Company’s Convertible Preferred Stock from permanent equity to mezzanine equity during the first quarter of 2024 and the reclassification from mezzanine equity to permanent equity in the third quarter of 2024.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. See Note 11, Equity, for further discussion regarding the reclassification of the Company’s PIPE Warrants from equity to liabilities during the first quarter of 2024 and the reclassification from liabilities to equity in the third quarter of 2024.

For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded as a liability initially at their fair value on the date of issuance, and subsequently remeasured to fair value on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized in other income (expense) in the consolidated statements of operations in the period of change.

Derivative Liabilities

The Company evaluates its contracts to determine if those contracts qualify as derivatives under ASC 815. For derivative financial instruments that are accounted for as liabilities, including the Company’s contingent forward contract, the derivative instrument is initially recorded at its fair value and is then subsequently remeasured to fair value on each balance sheet date thereafter. Any changes in fair value are recorded in other income (expense) in the consolidated statements of operations in the period of change.

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

Gross Excise Tax

The State of Hawaii imposes a gross receipts tax on all business operations done in Hawaii. The Company records the tax revenue and expense on a gross basis. Gross excise tax revenue was $1,002,557 and $744,570 and gross excise tax expense was $1,004,490 and $763,370 for the years ended December 31, 2025 and 2024, respectively.

Cost of Sales

Cost of sales consist of direct and indirect material and labor costs for solar energy system installations as well as warranty costs, permitting fees, financing fees and overhead including costs related to procurement, warehousing and inventory management.

Employee Retirement Benefits

The Company has an Employee Savings Plan (401(k)) and matches a percentage of employee contributions up to six percent of compensation. Employer contributions to the plan in 2025 and 2024 were $331,715 and $303,878, respectively.

Share Based Compensation

The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in the statement of operations over the requisite service period (generally the vesting period). The Company recognizes forfeitures as they occur.

Warranty

SUNation NY warrants its products for various periods against defects in material or installation workmanship. The manufacturers of the solar panels and the inverters provide a warranty period of generally 25 years and 10 years, respectively. SUNation NY will assist its customers in the event that the manufacturers' warranty needs to be used to replace a defective solar panel or inverter. SUNation NY provides for warranty up to the lifetime of the system on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are recovered under the manufacturers' warranty. SUNation NY provides extended workmanship warranties to the customer for up to 25 years for the service of inverters, which is reimbursed by the manufacturer.

The Company estimates its warranty obligations upon installation, an expense included in cost of sales, based on management’s best estimate of the probable cost to be incurred in honoring its warranty commitment.

Advertising

Advertising costs are expensed as they are incurred. Advertising expense was $847,779 and $746,805 for the years ended December 31, 2025 and 2024, respectively.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. Our chief operating decision maker (“CODM”) is a committee comprised of our chief executive officer, chief operating officer and chief financial officer. Based on the financial information presented to and reviewed by our CODM in deciding how to allocate resources and in assessing performance, we have determined we have two operating and reportable segments. See Note 13, Segment Information, for further discussion.

Reclassification

Certain prior period amounts within operating activities in the statement of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, or stockholders’ equity.

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The associated risk of concentration for cash is mitigated by banking with institutions with high credit ratings. At certain times amounts on deposit exceed FDIC insurance limits. The Company has limited credit risk in accounts receivable as most contracts are paid through outside customer financing. The Company is not dependent on any single customer and the loss of any customer would not adversely impact the Company’s operating results or financial position. The Company depends on a limited number of suppliers for its solar panels and other system components. During the years ended December 31, 2025 and 2024, the top five suppliers collectively accounted for approximately 47% and 40% of the Company’s total accounts payables, respectively. There were no customers greater than 10% of revenue or accounts receivable during the years ended December 31, 2025 and 2024.

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each year. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company had $11,587,121 in deemed dividends during the year ended December 31, 2024, which decreases the numerator in the net loss per share calculation. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the year ended December 31, 2025. The Company calculates the dilutive effect of outstanding options, warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both December 31, 2025 and 2024. Restricted stock units totaling 3 and 9 would have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2025 and 2024, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which removes all references to software development project stages and requires that an entity capitalize software costs when both (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU and the impact it may have on its consolidated financial statements.

Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU effective January 1, 2025 and applied the new disclosure requirements prospectively as of the adoption date. See further information within Note 12, Income Taxes.

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type for the years ended December 31, 2025 and 2024:

	Revenue by Type
	SUNation NY		HEC
	2025	2024	2025	2024
Residential contracts	$40,215,497	$30,715,255	$20,993,980	$15,984,618
Commercial contracts	6,894,923	6,700,469	189,694	429,259
Service revenue	2,489,891	2,317,638	1,121,542	714,514
	$49,600,311	$39,733,362	$22,305,216	$17,128,391

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations for the years ended December 31, 2025 and 2024:

	SUNation NY		HEC
	2025	2024	2025	2024
Performance obligations satisfied at a point in time	$42,705,388	$33,032,893	$22,115,522	$16,699,132
Performance obligations satisfied over time	6,894,923	6,700,469	189,694	429,259
	$49,600,311	$39,733,362	$22,305,216	$17,128,391

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Retainage on commercial revenue contracts is included within accounts receivable and totaled $455,660 and $189,880 at December 31, 2025 and 2024, respectively. Contract assets were $658,177, $560,648 and $57,241 at December 31, 2025, 2024, and 2023, respectively. Contract liabilities were $2,737,151, $2,314,483 and $2,552,452 at December 31, 2025, 2024, and 2023, respectively. During 2024, $2,552,452 within contract liabilities as of December 31, 2023 was recognized within revenue. During 2025, $2,186,702 within contract liabilities as of December 31, 2024 has been recognized within revenue.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31
	2025	2024

Billings to date	$3,828,333	$3,055,354

Costs incurred on uncompleted contracts	1,001,817	1,120,213
Estimated earnings	1,162,649	1,490,831
Cost plus estimated earnings	2,164,466	2,611,044

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,663,867	$444,310

Costs and estimated earnings in excess of billings as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31
	2025	2024

Costs incurred on uncompleted contracts	$3,283,890	$1,233,151
Estimated earnings	3,817,017	1,219,234
	7,100,907	2,452,385
Billings to date	6,442,730	1,891,737
Costs and estimated earnings in excess of billings on uncompleted contracts	$658,177	$560,648

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

In 2022, the Company entered into operating leases for two office locations, including one in Hawaii in April 2022 and one in New York in November 2022 upon the acquisition of SUNation NY. In 2022, the Company had also entered into an operating lease for its corporate offices in Minnesota that commenced on January 1, 2023. In March 2023, the Company entered into an operating lease for an additional office location in Florida.

Effective September 30, 2024, the Company entered into a lease termination agreement with our Minnesota office landlord, pursuant to which the Company paid a termination fee totaling $189,000 to be paid at $13,500 per month for a period of fourteen (14) months from entry into the lease termination, as well as the Company waiving its right to its original security deposit provided at entry into the original lease in the amount of $35,434. The lease termination resulted is a decrease to the Company’s operating lease right of use assets totaling $415,674 and operating lease liabilities totaling $424,694, which along with the termination fee and write off the security deposit resulted in a loss on the termination of the lease totaling $215,415 recorded in operating expenses in the consolidated statements of operations for the year ended December 31, 2024. There is no remaining liability as December 31, 2025.

During the third quarter of 2025, the Company terminated its Florida office operating lease and incurred $12,873 in additional expense related to a termination fee, forfeiture of the security deposit, and other fees. The lease termination resulted in a decrease to the Company’s operating lease right of use assets totaling $37,544 and operating lease liabilities totaling $39,104, which along with the additional expenses, resulted in a loss on the termination of the lease totaling $11,313, recorded in operating expenses in the consolidated statements of operations for the year ended December 31, 2025.

These remaining leases have remaining lease terms of 6 to 10 years. One lease includes a 3% rent adjustment on each anniversary of the lease and the other includes a fixed annual rent adjustment of $6,840. As of December 31, 2025, total ROU assets and operating lease liabilities were $3,315,411 and $3,450,718, respectively. All operating lease expense is recognized on a straight-line basis over the lease term. In the years ended December 31, 2025 and 2024, the Company recognized $566,745 and $696,141 in lease expense, respectively.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

	Year Ended December 31
	2025	2024
Cash paid for operating leases	$536,614	$651,531

	As of December 31
	2025	2024
Weighted-average remaining lease term	8.7 years	9.4 years
Weighted-average discount rate	6.9%	6.8%

Maturities of lease liabilities as of December 31, 2025 were as follows:

2026	$506,547
2027	515,801
2028	525,127
2029	534,527
2030	544,004
Thereafter	1,972,009
Total lease payments	4,598,015
Less imputed interest	(1,147,297)
Total operating lease liabilities	$3,450,718

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and the estimated useful lives are as follows:

	Estimated	December 31
	useful life	2025	2024
Leasehold improvements	3-12 years	741,650	741,650
Machinery and equipment	3-15 years	1,266,853	1,229,921
Furniture and fixtures	3-10 years	71,601	66,289
		2,080,104	2,037,860
Less accumulated depreciation		(1,064,576)	(798,962)
		$1,015,528	$1,238,898

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

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

The Company estimated the fair value of the reporting units using an equally weighted combination of an income approach and market approach. Under the income approach, the Company discounted the estimated future cash flows of each reporting unit using a rate of return commensurate with the reporting unit’s risk.  Under the market approach, the Company utilized the Guideline Public Company Method based on market revenue multiples of comparable publicly traded companies. The Company concluded that the fair values of the SUNation NY and HEC reporting units exceeded its carrying value as of September 30, 2025 and October 1, 2025 and no impairment charge was necessary.

As a result of the implications of the OBBBA as noted above, the Company performed an impairment test on the tradenames and trademarks intangible assets associated with both the HEC and SUNation NY reporting units as of September 30, 2025. The Company performed the analysis under ASC 360 and no impairment charge was realized.

At December 31, 2024, we performed an interim quantitative assessment related to the recoverability of our goodwill for our two reporting units as a result of a material decline in our stock price and forecasted revenues and operating results. The Company estimated the fair value of the reporting units using an equally weighted combination of an income approach and market approach. Under the income approach, the Company discounted the estimated future cash flows of each reporting unit using a rate of return commensurate with the reporting unit’s risk.  Under the market approach, the Company utilized the Guideline Public Company Method based on market revenue multiples of comparable publicly traded companies. The Company concluded that the fair value of the HEC reporting unit did not exceed its carrying value as of December 31, 2024 and recorded an impairment loss of $3,101,981 in its consolidated statement of operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 by reporting unit are as follows:

	HEC	SUNation NY	Total
January 1, 2024	$9,829,212	$10,716,638	$20,545,850
Goodwill impairment loss	(3,101,981)	—	(3,101,981)
December 31, 2024	$6,727,231	$10,716,638	$17,443,869

December 31, 2025	$6,727,231	$10,716,638	$17,443,869

Gross goodwill	9,829,212	10,716,638	20,545,850
Accumulated impairment loss	(3,101,981)	—	(3,101,981)
Balance at December 31, 2025	$6,727,231	$10,716,638	$17,443,869

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

The Company’s policy is to remove intangible assets once they are fully amortized. The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(7,916,667)	$—	$9,983,333
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—

		$20,300,000	$(9,566,667)	$(750,000)	$9,983,333

		December 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
Tradenames & trademarks	3-8 years	$17,900,000	$(5,679,167)	$—	$12,220,833
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(7,329,167)	$(750,000)	$12,220,833

Amortization expense on these identifiable intangible assets was $2,237,500 and $2,837,500 in 2025 and 2024, respectively. The weighted average remaining useful life at December 31, 2025 was 4.5 years. The estimated future amortization expense for identifiable intangible assets during the next five fiscal years is as follows:

Year Ending December 31:
2026	$2,237,500
2027	2,237,500
2028	2,237,500
2029	2,237,500
2030	1,033,333
Total	$9,983,333

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Revolving Line of Credit

On April 14, 2025, the Company entered into a Secured Revolving Line of Credit Agreement (the “Revolving Credit Agreement”) with MBB Energy, LLC (“MBB”), an affiliate of the Company, as lender, providing for a $1.0 million revolving credit facility (the “Revolver”). The Revolver matures on April 14, 2026, unless earlier terminated or extended pursuant to its terms.

Borrowings, if any, under the Revolver will bear interest at a fixed annual rate of 8%, payable monthly in arrears on the first day of each calendar month. The Revolving Credit Agreement includes customary affirmative and negative covenants, as well as standard events of default, which, if triggered, may permit the lender to accelerate all outstanding obligations under the facility. The Company may repay outstanding borrowings at any time without penalty. As of December 31, 2025, no amounts have been drawn on the Revolver. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement. See Note 16, Subsequent Events, for drawdowns made under this facility in January 2026.

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

At December 31, 2024, the combined loan and accrued interest balance was $680,513. A new effective interest rate of approximately 48.6% was established during the second quarter of 2023 based on the carrying value of the revised cash flows. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt discount and debt issuance costs, was $682,955 and the aggregate remaining balance of the Term Loan, including principal and interest, was $1,230,555; however, the parties to the Term Loan Agreement agreed to a reduced aggregate repayment amount of $1,138,263, if voluntarily repaid early in full. On March 3, 2025, the Company repaid the remaining balance of this loan in full using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 11, Equity, for further details). As a result of this complete repayment, the Term Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Term Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a loss on extinguishment of debt of $455,308 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, less unamortized debt discount and debt issuance costs.

Interest and accretion expense was $100,450 and $721,061 for the years ended December 31, 2025 and 2024 respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The Company incurred an aggregate of $348,065 in debt issuance costs that were recorded as a discount and were amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. At December 31, 2024, the combined loan and accrued interest balance was $6,586,325, and the unamortized debt issuance costs balance was $173,193. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt issuance costs, was $6,435,999 and the aggregate balance, together with accrued principal and interest, remaining under the Loan Agreement was $6,740,516; however, the parties to the Loan Agreement agreed to a reduced aggregate repayment amount of $6,229,875 if voluntarily repaid early in full. On March 3, 2025, the Company repaid the remaining balance of this loan in full using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 11, Equity, for further details). As a result of this complete repayment, the Decathlon Loan Agreement has been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a gain on extinguishment of debt of $230,924 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest expense of $232,866 and $1,505,063 for the years ended December 31, 2025 and 2024, respectively.

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

The balance of the Long-Term Note, net of discount, recorded at December 31, 2025 and 2024 was $5,221,288 and $6,076,978, respectively. Interest and accretion expense related to the notes totaled $533,879 and $577,262 for the years ended December 31, 2025 and 2024, respectively.

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

The earnout liability is accounted for under ASC 710 as a deferred compensation arrangement and is accreted to $2,303,182 over the requisite service period as it is probable the financial conditions will be attained. The earnout liability represents the present value of the expected future cash flows as of the eligibility date of May 5, 2026. The balance of the earnout liability at December 31, 2025 was $1,535,454. Compensation expense related to the earnout liability during 2025 totaled $1,535,454, and is recorded in selling, general and administrative expenses.

As noted in Note 14, Fair Value Measurements, the Company had a remaining earnout consideration accrual balance of $2,500,000 at December 31, 2024 related to the SUNation NY acquisition earned 2023 earnout. During 2025, the Company paid the balance to satisfy the outstanding liability of the earned 2023 earnout in full.

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

At issuance of the Original Conduit Note, the Company concluded that the potential acceleration of amounts outstanding under the loan agreements with Conduit upon an event of default or if the Company consummates one or more equity offerings meeting certain criteria (as noted above) included a substantial premium and met the requirement to be bifurcated and recorded as a derivative liability at fair value at inception and revalued at the end of each quarterly reporting period. The Company determined the initial fair value of this embedded derivative liability to be $8,080 and recorded a corresponding debt discount. As of December 31, 2024, the fair value of this embedded derivative liability was estimated to be $28,360 and was recorded within current liabilities. For the year ended December 31, 2024, the Company recorded a loss of $19,776 from the change in fair value of the derivative liability, which is included in Other (expense) income, net in the consolidated statements of operations.

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

At December 31, 2024, the loan balance was $1,000,000, and the unamortized debt issuance costs balance was $119,389. As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $913,924, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company paid the $1,000,000 total loan balance to Conduit as the Company had gross proceeds from equity offerings in excess of $4.4 million (see Note 11, Equity, for further details). As a result of this complete repayment, the Conduit note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the Conduit loan agreement(s). The Company recorded a loss on extinguishment of debt of $57,716 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest and accretion expense of $33,312 and $73,689 for the years ended December 31, 2025 and 2024, respectively.

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

At December 31, 2024, the loan balance was $1,000,000, and the unamortized debt issuance costs balance was $125,391. As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $909,509, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company repaid the $1,000,000 total loan balance to MBB as the Company had gross proceeds from equity offerings in excess of $4.4 million (see Note 11, Equity, for further details). As a result of this complete repayment, the MBB note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the MBB loan agreement(s). The Company recorded a loss on extinguishment of debt of $61,370 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest and accretion expense of $34,900 and $82,689 for the years ended December 31, 2025 and 2024, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation NY. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at December 31, 2025 and 2024 was $175,370 and $238,266, respectively. Interest expense was $16,885 and $24,332 for the years ended December 31, 2025 and 2024, respectively.

Promissory Note

Through the SUNation NY Acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation NY through a buyout agreement. The promissory note includes monthly payments of principal and interest at an annual rate of 3.25%. The promissory note matures on March 1, 2031.

On January 30, 2026, the Company settled the outstanding debt for $800,000. See further discussion within Note 16, Subsequent Events.

The balance for the promissory note recorded at December 31, 2025 and 2024 was $1,154,059 and $1,409,313, respectively. Interest expense was $42,023 and $50,174 for the years ended December 31, 2025 and 2024, respectively.

Future Minimum Principal Payments

Future minimum principal payments under the aforementioned loans and notes for the next five years as of December 31, 2025 are as follows:

2026	$2,130,248
2027	2,523,020
2028	1,638,534
2029	306,040
2030	46,014
Thereafter	—
Total	$6,643,856

The above table does not reflect the debt payoff that took place subsequent to year end. See Note 16, Subsequent Events, for further discussion.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $398,529 in cash. There was no remaining accrual balance at December 31, 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of December 31, 2025 and 2024 of $21,412 and $23,471, respectively.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee. The Company leased its New York office from a company owned by the prior owners of SUNation NY, one of whom is an officer and another the Chief Executive Officer and director of the Company, until September 12, 2024, when the building and related lease was sold to a third-party. See further information regarding these leases within Note 5, Leases.

Debt

As of December 31, 2025, the Company only has outstanding related party debt under the SUNation NY Long-Term Note and the Revolving Credit Agreement. The MBB Note was paid in full during the first quarter of 2025. See further information regarding this debt within Note 8, Commitments and Contingencies.

NOTE 10 – SHARE BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock (10,000,000 prior to the Reverse Stock Splits). At December 31, 2025, 4 shares had been issued under the 2022 Plan, 3 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for future awards. RSUs granted to employees generally vest over three years, with one-third vesting each year and RSUs granted to non-employee directors vest over one year.

Restricted Stock Units

The following table summarizes the changes in the number of restricted stock units under the 2022 Equity Incentive Plan and inducement awards over the period from December 31, 2023 to December 31, 2025:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding – January 1, 2024	13	$330,346.15
Granted	4	88,500.00
Vested	(3)	326,000.00
Forfeited	(5)	204,600.00
Outstanding – December 31, 2024	9	246,833.33
Granted	—	—
Vested	(6)	170,647.50
Forfeited	—	—
Outstanding – December 31, 2025	3	170,500.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Splits of the common stock at ratios of 1-for-200 that became effective on April 21, 2025, 1-for-50 that became effective on October 17, 2024 and 1-for-15 that became effective on June 12, 2024. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense is recognized based on the fair value of awards granted over the vesting period of the award. Share-based compensation expense recognized for 2025 and 2024 was $85,226 and $29,002 respectively. Unrecognized compensation expense related to outstanding RSUs was $11,467 at December 31, 2025 and is expected to be recognized over a weighted-average period of 0.6 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At December 31, 2025, 2 shares remained available for purchase under the ESPP.

NOTE 11 – EQUITY

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

On September 9, 2024, as a result of the issuance of the First Amended Conduit Note (see Note 8, “Commitments and Contingencies,” for further details), the adjustment provisions in the Series A Preferred Stock were triggered and caused certain adjustments in the currently effective conversion price of the Series A Preferred Stock. The Company recognized the effect of the down round feature triggered on September 9, 2024 as the difference between: (1) the fair value of the Series A Preferred Stock using the pre-trigger conversion price, and (2) the fair value of the Series A Preferred Stock using the reduced conversion price. The value of the effect of the down round feature of $3,464,426 was recognized as a deemed dividend in the year ended December 31, 2024 that reduced APIC and income available to common shareholders in calculating earnings per share.

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

On September 9, 2024, the Company entered into a Securities Exchange Agreement with the holders of the Series A Preferred Stock and PIPE Warrants to cancel and retire all of the Series A Preferred Stock and PIPE Warrants in exchange for shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”). The Company determined that the exchange of the Series A Preferred Stock and warrants for the Series C Preferred Stock resulted in the extinguishment of the Series A Preferred Stock and warrants. As a result, the difference between the carrying amount of the Series A Preferred Stock and warrants and the fair value of the Series C Preferred Stock of $4,075,681 was recognized as a deemed contribution in the year ended December 31, 2024 that increased APIC and income available to common shareholders in calculating earnings per share.

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

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). The Company has authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-267066), as supplemented by a prospectus supplement. During 2024, the Company sold an aggregate of 2,241 shares (448,216 shares prior to the April Reverse Stock Split) of common stock for gross proceeds of $2,457,354 under the ATM facility, before deducting the placement agent fees and related offering expenses. During 2025, the Company sold an aggregate of 762 shares (152,250 shares prior to the April Reverse Stock Split) of common stock, respectively, for gross proceeds of $362,269 under the ATM facility, before deducting the related offering expenses. On August 11, 2025, the Company provided written notice of termination of the Sales Agreement to the Sales Agent pursuant to the terms thereunder.

On August 18, 2025, the Company entered into a Sales Agreement (the “ Needham Sales Agreement”) with Needham & Company, LLC (“Needham” or the “Needham Sales Agent”) with respect to an offering and sale, at any time and from time to time, of the Company’s common stock (the “Shares”) in an aggregate offering amount up to $30,000,000 under the Needham Sales Agreement. Sales of the Shares, if any, will solely be made in “at the market offerings”. On November 4, 2025, the Company provided formal written notice to Needham of the termination of the Sales Agreement entered into with Needham. No sales or offering of shares were made thereunder since entry into this Sales Agreement.

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

February 2025 Offering

On February 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in a registered direct offering (the “Offering”) for a multi tranche offering in which Roth Capital Partners LLC (“Roth”) acted as the placement agent pursuant to the terms of a Placement Agent Agreement (“PAA”) of same date. The first tranche closing involved the purchase and sale of an aggregate of $15 million in securities in a first closing consisting of (i) 9,825 shares (1,965,000 shares prior to the April Reverse Stock Split) of common stock, and (ii) pre-funded warrants to purchase up to 55,392 shares (11,078,480 shares prior to the April Reverse Stock Split) of common stock (the “Pre-Funded Warrants), and, subject to shareholder approval, an aggregate of $5 million in securities in a second closing consisting of (x) 21,739 shares (4,347,826 shares prior to the April Reverse Stock Split) of common stock or Pre-Funded Warrants, (y) series A warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series A Warrants”), and (z) series B warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series B Warrants”) at a purchase price of $230.00 per share ($1.15 prior to the April Reverse Stock Split) and accompanying warrants or $229.80 per Pre-Funded Warrant ($1.1490 prior to the April Reverse Stock Split) and accompanying warrants. The Series A Warrants had an exercise price of $345.00 per share ($1.725 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants had an exercise price of $575.00 per share ($2.875 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), all of which were subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance

(as described in the warrants), subject to a floor price described therein. The Series B Warrants could also be exercised on an alternative cashless basis pursuant to which the holder may exchange each warrant for 3 shares of common stock. The Series A Warrants and Series B Warrants were issuable at the second tranche closing and were exercisable immediately after issuance and carried a term of exercise equal to five years from the date of issuance. The first tranche closing of the Offering occurred on February 27, 2025.

The Company determined that the second closing of the Offering represents a firm commitment and a contingent forward contract to issue and sell additional shares of common stock or Pre-Funded Warrants and the Series A Warrants and Series B Warrants conditioned following receipt of approval by the Company’s stockholders for the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants. The Company determined that the contingent forward contract is a freestanding financial instrument that does not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40 and meets the definition of a derivative. As a result, the contingent forward contract was recorded as a liability initially at its fair value on the date of issuance and will be subsequently remeasured to fair value on each balance sheet date until the underlying instruments are issued and sold in the second tranche closing of the Offering. The Company determined the initial fair value of the contingent forward contract to be $5,515,525.

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

On April 3, 2025, the Company received the necessary approval by the Company’s stockholders in a specially called stockholder meeting to approve the issuance of the Series A warrants, Series B warrants and the shares of common stock underlying such warrants, in addition to other matters. On April 7, 2025, the Company closed the second tranche of its previously announced securities purchase agreement, dated February 27, 2025, with certain institutional investors for the purchase and sale of 21,720 shares (4,347,826 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock (or common stock equivalents in lieu thereof), Series A warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock and Series B warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April 2025 Reverse Stock Split) of the Company’s common stock at an effective purchase price of $230.00 per share ($1.15 per share prior to the April 2025 Reverse Stock Split) (or common stock equivalents in lieu thereof) and associated warrants in a registered direct offering, which was priced at-the-market under applicable Nasdaq rules, for the second tranche gross proceeds of $5,000,000. Together with the approximately $15,000,000 in gross proceeds from the previously announced first tranche closing completed on February 27, 2025, the Company raised approximately $20.0 million in aggregate gross proceeds from the offering before deducting placement agent fees and other offering expenses payable by the Company.

The Company derecognized the contingent forward contract liability representing the firm commitment for the second closing on April 7, 2025, the date of the second closing. The Company determined the fair value of the contingent forward contract liability to be $4,399,054 immediately prior to the second closing. During 2025, the Company recorded a gain of $899,080 from the change in fair value of the contingent forward contract, which is included in Other (expense) income, net in the consolidated statements of operations.

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

During the second quarter for 2025, the Series B warrants to purchase the Company’s common stock were fully exercised in exchange for the issuance of 3,260,870 shares (652,173,983 shares prior to the April Reverse Stock Split) of the Company’s common stock and are no longer outstanding. The Company determined the fair value of the Series B warrants to be $8,637,203 immediately prior to exercise and recorded a loss of $8,025,504 from the change in fair value of the Series B warrants, which is included in Other (expense) income, net in the consolidated statements of operations.

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

Pursuant to the PAA between the Company and Roth, the Company engaged Roth to act as the Company’s exclusive placement agent in connection with the Offering. The Company agreed to pay the placement agent a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. As of December 31, 2025, the Company had incurred an aggregate of $2,128,038 in placement agent fees and related offering expenses, of which $1,136,532 were allocated to the contingent forward contract and Series A and Series B warrants and expensed in Financing Fees, and $991,506 were allocated to the shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering and recorded as a reduction to APIC in stockholders’ equity.

NOTE 12 - INCOME TAXES

Income tax expense from continuing operations consists of the following:

	Year Ended December 31
	2025	2024
Current year income taxes :
State	51,140	76,398
	51,140	76,398
Deferred income taxes:
Federal	$—	$(41,579)
	—	(41,579)

Income tax expense	$51,140	$34,819

The Company has elected to prospectively adopt the guidance in ASU No, 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The reconciliation of the federal statutory income tax rate to the Company's provision for income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 is as follows:

	Year Ended December 31, 2025
	$	%
U.S. Federal Statutory Tax Rate	$(2,276,756)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	40,400	(0.4)
Nontaxable or Nondeductible Items:
Financing Fees	238,672	(2.2)
Fair value remeasurement of warrant liability	1,581,519	(14.6)
Fair value remeasurement of contingent forward contract	(188,807)	1.7
Other	40,815	(0.4)
Changes in Valuation Allowances	618,100	(5.7)
Changes in Unrecognized Tax Benefits	(2,803)	0.1
Other Adjustments	—	—
	$51,140	(0.5%)

(1) State taxes in New York made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31
2024
Tax at U.S. statutory rate	21.0%
State income taxes, net of federal benefit	(3.8)
Other nondeductible items	(4.3)
Change in valuation allowance	(8.1)
Other	(5.0)
Effective tax rate	(0.2%)

The income taxes paid for the year ended December 31, 2025 consisted of the following:

State and Local Income Taxes
California	$9,109
Massachusetts	4,200
New York	51,400
Other States	838
$65,547

Deferred tax assets and liabilities as of December 31 related to the following:

	2025	2024
Deferred tax assets:
Allowance for doubtful accounts	$80,686	$62,747
Inventory	112,518	98,271
Accrued and prepaid expenses	458,227	287,495
Lease liability	902,131	988,437
Domestic net operating loss carry-forward	6,701,417	6,018,361
Other stock compensation	52,924	72,613
Intangible assets	224,436	—
Foreign net operating loss carry-forwards and credits	1,910,507	1,910,507
Federal and state credits	372,642	369,839
Business interest limitation carryforward	1,993,748	1,696,118
Other	26,110	15,961

Gross deferred tax assets	12,835,346	11,520,349
Valuation allowance	(11,882,160)	(10,248,132)

Net deferred tax assets	953,186	1,272,217

Deferred tax liabilities
Depreciation	(86,429)	(109,390)
Intangible assets	—	(202,202)
Lease right-of-use asset	(866,757)	(960,625)

Net deferred tax liability	(953,186)	(1,272,217)

Total net deferred tax liability	$—	$—

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. This objective evidence limits the ability to consider other subjective evidence such as the projections for future growth. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $11,882,160 has been recorded to reflect the portion of the deferred tax asset that is more likely to not be realized. The valuation allowance increased by $1,634,028 from December 31, 2024 to December 31, 2025. The Company continues to reassess the ability to realize the valuation allowance and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2025, the Company had had gross federal, state and foreign net operating loss carryforwards of $27,821,873, $17,897,782 and $7,642,027, respectively. The federal net operating loss carryforwards have carryforward periods of twenty years, or that are indefinite, and begin to expire in 2029. The state net operating loss carryforwards have carryforward periods of 12-20 years, or that are indefinite and begin to expire in 2027. The foreign net operating loss carryforwards are indefinite.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss carryforwards and other tax attributes following a change of ownership or failure of continuity of business. Based on our analysis under Section 382, we believe that certain tax attributes will be subject to a limitation and will not be available for future periods. Management will continue to evaluate the limitation under Section 382 and does not expect a material impact because of the valuation allowance against the net deferred tax assets.

At December 31, 2025, the Company has an estimated federal research and development credit carryforward of approximately $220,000 and a state research and development credit carryforward of approximately $193,000. The utilization of these credits may be limited under the provisions of Section 383 of the Internal Revenue Code and similar state statutes. Section 383 governs the utilization of tax attribute carryforwards such as the research and development credit in the event of a change in control of the Company, such as that which occurred as of March 28, 2022. Credits not used to reduce taxes are available to be carried forward.

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

Changes in the Company’s uncertain tax positions are summarized as follows:

	2025	2024
Uncertain tax positions – January 1	$35,468	$43,028
Expiration of statute of limitations	(2,803)	(7,560)
Uncertain tax positions – December 31	$32,665	$35,468

Included in the balance of uncertain tax positions at December 31, 2025 are $32,665 of tax benefits that if recognized would affect the tax rate. The Company’s income tax liability accounts included accruals for interest and penalties of $0 at December 31, 2025. The Company’s 2025 income tax expense decreased by $0 due to net decreases for accrued interest and penalties.

The Company is subject to taxation by the United States, foreign and state and local jurisdictions. In general, the Company’s tax years 2019 through 2025 remain open to assessment.

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to US taxation of foreign activity. Certain provisions were effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.

NOTE 13 – SEGMENT INFORMATION

The Company’s segment structure reflects how management makes financial decisions and allocates resources. The Company manages its operations based on the combined results of the residential and commercial businesses with a geographical focus. The SUNation NY segment provides solar power, battery storage, and related services to customers in New York. The Hawaii Energy Connection (“HEC”) segment provides the same products and services to residential and commercial customers in Hawaii. The Company’s CODM is represented by a committee that includes the Company’s CEO, CFO, and COO. The CODM regularly reviews discrete financial information for SUNation NY and HEC in deciding how to allocate resources and in assessing performance. Corporate and other represents the unallocated corporate business activities and corporate shared services, which support the Company’s operating segments, along with operating and other expenses related to legacy CSI assets.

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

The Company had no customers that comprised more than 10% of the Company's consolidated revenues during either of the years ended December 31, 2025 and 2024.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes. This reconciliation also represents the significant expense categories reviewed by the CODM.

	Year ended December 31, 2025
			Corporate and
	SUNation NY	HEC	Other	Total

Sales	$49,600,311	$22,305,216	$—	$71,905,527
Cost of sales	29,433,948	14,927,366	—	44,361,314
Gross profit	20,166,363	7,377,850	—	27,544,213

Operating expenses:
Selling, general and administrative expenses	16,237,256	4,766,477	5,976,017	26,979,750
Amortization expense	812,500	1,425,000	—	2,237,500
Total operating expenses	17,049,756	6,191,477	5,976,017	29,217,250
Operating (loss) income	3,116,607	1,186,373	(5,976,017)	(1,673,037)
Other income (expenses):
Investment and other income	29,335	13,044	64,246	106,625
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract			899,080	899,080
Fair value remeasurement of contingent value rights	—	—	36,079	36,079
Financing fees			(1,294,090)	(1,294,090)
Interest expense	(58,908)	—	(982,927)	(1,041,835)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other expense, net	(29,573)	13,044	(9,152,127)	(9,168,656)
Operating loss from continuing operations before income taxes	$3,087,034	$1,199,417	$(15,128,144)	$(10,841,693)

Depreciation and amortization	$995,472	$1,507,643	$—	$2,503,115

Capital expenditures	$—	$48,594	$—	$48,594

Assets	$27,437,628	$18,199,530	$2,606,962	$48,244,120

	Year ended December 31, 2024
			Corporate and
	SUNation NY	HEC	Other	Total

Sales	$39,733,362	$17,128,391	$—	$56,861,753
Cost of sales	24,639,695	11,795,814	—	36,435,509
Gross profit	15,093,667	5,332,577	—	20,426,244

Operating expenses:
Selling, general and administrative expenses	15,265,443	4,530,879	7,257,844	27,054,166
Amortization expense	812,500	2,025,000	—	2,837,500
Fair value remeasurement of SUNation earnout consideration	—	—	(1,000,000)	(1,000,000)
Goodwill impairment loss	—	3,101,981	—	3,101,981
Intangible asset impairment loss	—	750,000	—	750,000
Total operating expenses	16,077,943	10,407,860	6,257,844	32,743,647
Operating (loss) income	(984,276)	(5,075,283)	(6,257,844)	(12,317,403)
Other income (expenses):
Investment and other income	25,920	17,742	100,867	144,529
(Loss) gain on sale of assets	—	6,118	(6,940)	(822)
Fair value remeasurement of warrant liability	—	—	(974,823)	(974,823)
Fair value remeasurement of embedded derivative liability	—	—	(65,617)	(65,617)
Fair value remeasurement of contingent value rights	—	—	522,257	522,257
Interest expense	(74,507)	—	(3,012,943)	(3,087,450)
Loss on debt extinguishment	—	—	(35,657)	(35,657)
Other expense, net	(48,587)	23,860	(3,472,856)	(3,497,583)
Operating loss from continuing operations before income taxes	$(1,032,863)	$(5,051,423)	$(9,730,700)	$(15,814,986)

Depreciation and amortization	$1,031,418	$2,120,364	$2,050	$3,153,832

Capital expenditures	$24,155	$8,630	$—	$32,785

Assets	$26,127,816	$18,150,306	$1,434,610	$45,712,732

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below.

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$665,582	$—	$—	$665,582
Total	$665,582	$—	$—	$665,582

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money Market funds	$368,138	$—	$—	$368,138
Subtotal	368,138	—	—	368,138

Liabilities:
Contingent value rights	—	—	(312,080)	(312,080)
Embedded derivative liability	—	—	(82,281)	(82,281)
Earnout consideration	—	(2,500,000)	—	(2,500,000)
Subtotal	—	(2,500,000)	(394,361)	(2,894,361)

Total	$368,138	$(2,500,000)	$(394,361)	$(2,526,223)

The following tables present reconciliations of recurring fair value remeasurements that use significant unobservable inputs (Level 3):

	Year Ended December 31, 2025
	Contingent value rights	Warrant liability	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)
Additions	—	(9,399,054)	—	(5,515,525)	(14,914,579)
Extinguishment of debt	—	—	82,281	—	82,281
Warrant exercise	—	16,662,707	—	—	16,662,707
Distribution	276,001	—	—	—	276,001
Fair value adjustments	36,079	(7,531,044)	—	899,080	(6,595,885)
Settlement	—	267,391	—	4,616,445	4,883,836
December 31, 2025	$—	$—	$—	$—	$—

	Year Ended December 31, 2024
	Contingent value rights	Warrant liability	Embedded derivative liability	Earnout consideration	Total
December 31, 2023	$(1,691,072)	$—	$—	$(3,500,000)	$(5,191,072)
Reclassification from equity	—	(10,592,220)	—	—	(10,592,220)
Additions	—	—	(16,664)	—	(16,664)
Warrant exercise	—	324,789	—	—	324,789
Distribution	856,735	—	—	—	856,735
Fair value adjustments	522,257	(974,823)	(65,617)	1,000,000	481,817
Reclassification to Level 2	—	—	—	2,500,000	2,500,000
Reclassification to equity	—	11,242,254	—	—	11,242,254
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)

The estimated fair value of the Contingent Value Rights (“CVR”) as of December 31, 2025 and 2024 was $0 and $312,080, respectively, as noted above. The Company recorded a $36,079 gain on the fair value remeasurement of the CVRs in 2025 and a $522,257 gain on the fair value remeasurement of the CVRs in 2024. The Company paid $276,001 and $856,736 in CVR distributions during 2025 and 2024, respectively.

The estimated fair value of the contingent forward contract was $0 as of December 31, 2025. The estimated fair value was considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $899,080 in 2025. See Note 11, Equity, for further information.

The estimated fair value of earnout consideration related to the acquisition of SUNation NY as of December 31, 2024 was $2,500,000, respectively. The Company paid $2,500,000 against the earnout consideration during 2025 related to the first earnout period. The estimated fair value was considered a Level 2 measurement at December 31, 2024 because the earnout amounts had been established and there was no longer a reliance on unobservable inputs. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $1,000,000 during the year ended December 31, 2024.

As noted in Note 11, the PIPE Warrants were classified as a liability during the first quarter of 2024, resulting in a $10,592,202 reclassification from equity. During the third quarter of 2024, the PIPE Warrants met equity classification requirements upon the shareholder approval of an increase in authorized outstanding shares and reclassified the fair value liability totaling $11,242,254 back to equity. As discussed in Note 11, Equity, during the second quarter of 2025, the Company issued Series A and Series B warrants. The estimated fair value is considered a Level 3 measurement and the fair value of the warrant liability is determined using a Monte Carlo simulation to model future movement of the stock price. As a result of the fair value remeasurement, the Company recorded a remeasurement loss of $7,531,044 and $974,823 during the years ended December 31, 2025 and 2024, respectively.

The estimated fair value of the embedded derivative liability was $82,281 as of December 31, 2024. As noted in Note 8, Commitments and Contingencies, the Company repaid the debt associated with the embedded derivative liabilities and the embedded derivative balance was included within the debt extinguishment. The estimated fair value is considered a Level 3 measurement and the fair value of the embedded derivative liability is determined based on a comparison of the present value of cash flows with and without the embedded derivative. This analysis includes management estimates of the likelihood of events of prepayment and default on the Decathlon, MBB and Conduit loans.

The fair value remeasurement related to the SUNation NY earnout was recorded within operating expenses. The other fair value remeasurements noted above were recorded within other income (expense) in the consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the year ended December 31, 2025.

NOTE 15 – GOING CONCERN

The Company’s financial statements as of December 31, 2025 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 11, Equity, and Note 8, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

As discussed in Note 8, Commitments and Contingencies, the Company acquired a promissory note with a former shareholder and member of SUNation NY. On January 30, 2026, the Company reached agreement to eliminate this promissory note. Prior to reaching this settlement, the promissory note carried remaining principal balance of approximately $1.1 million. To eliminate the long-term promissory note, significantly reduce this remaining multi-year obligation and improve financial flexibility, the Company negotiated a one-time lump-sum settlement payment of $800,000, which payment was made on January 30, 2026.

In connection with the elimination of the long-term promissory note, the Company utilized its existing $1 million Revolver with MBB. Prior to drawing on this facility in January 2026, no amounts had been drawn on the Revolver.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective because of material weaknesses in the Company’s internal control over financial reporting described below.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “Framework”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to material weaknesses in the Company’s internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses are identified:

•In prior years we identified material weaknesses in our internal control over financial reporting, and these material weaknesses persisted throughout the year ended December 31, 2025, due to our limited accounting and finance resources, which resulted in inappropriate preparation, review and maintenance of documentation and information that is critical to the design and consistent execution of internal controls.

•In the current year we identified a material weakness as a result of an aggregation of control deficiencies in our Information Technology (“IT”) controls, specifically around user access review, provisioning, change management, and cybersecurity of our accounting and customer resource management systems. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan

To address the material weaknesses in our internal control over financial reporting, the Company is in the process of formalizing a remediation plan that will address our limited resources and also includes implementing a new Enterprise Resource Planning (“ERP”) system which provides the necessary control environment to help mitigate the potential for misstatements in financial reporting, including but not limited to segregation of duties, user permission and access controls, and automated processes. Additionally, we will work to design and implement formal policies and processes around our IT systems. While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of time. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

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

Changes in Internal Control

Other than the material weakness noted previously, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Spring Hollis, age 53, is the Chief Executive Officer and founder of Star Strong Capital, an investment firm that provides flexible capital solutions to lower middle market businesses, a position she’s held since 2019. Before founding Star Strong Capital, Ms. Hollis was a Managing Director at Deutsche Bank focused on principal investments in structured credit and esoteric assets from 2000 to 2010. Prior to her time at Deutsche Bank, beginning in 2000, her experience also included Park Cities Asset Management as a specialty finance Portfolio Manager and Briargate Capital as a Founding Partner focused on distressed issuers of privately held debt. Ms. Hollis also serves on the Board of Directors for the BOMA Project, an international non-profit focused on the economic empowerment of women in sub-Saharan Africa. Ms. Hollis has a J.D. from New York University and a B.A. in philosophy from the University of Wisconsin-Madison. We believe Ms. Hollis’ experience in banking and finance qualifies her to serve on our Board of Directors, and in her capacity as an independent board member.

Roger H.D. Lacey, age 75, has been a Company director since 2008, and our chairman. Mr. Lacey served as CSI’s chief executive officer from February 2015 until November 30, 2020, and served as the executive chairman of CSI’s board of directors beginning in December 2018. He also assumed the additional role of interim chief executive officer of CSI on August 2, 2021 through March 28, 2022. Mr. Lacey also served as interim chief executive officer of CSI from June 2014 until February 2015. Mr. Lacey was senior vice president of strategy and corporate development at the 3M Company from 2009 to his retirement in 2013. He was the 3M Company’s chief strategy officer and head of global mergers and acquisitions from 2000 to 2013. Mr. Lacey’s career with 3M began in 1975; from 1989 to 2000 he held various senior positions including serving as division vice president of 3M Telecom Division. In addition, Mr. Lacey served as a member of the corporate venture capital board for internal and external new venture investments from 2009 to 2013. In addition, he is a board member of Johnsonville Sausage Corporation, a leading US food company, and also a Senior Partner in CGMR Capital, a private equity firm, and Board member of Cambek, a leading manufacturer of specialty wood construction products and Board member of Halocon an AI Solutions Company. He was formerly a member of the board of governors for Opus Business School, University of St. Thomas; a former visiting professor of strategy and corporate development, Huddersfield University; a founding member of the Innovation Lab at MIT; and is a former vice chair of Abbott Northwestern Hospital Foundation. We believe that Mr. Lacey is qualified to serve on our Board of Directors due to his unique perspective that combines familiarity with key technology markets around the world combined with deep experience in strategic planning and business development.

Scott Maskin, age 62, has served on our Board of Directors since November 2022 and as our interim CEO since May 2024. In December 2024, Mr. Maskin was appointed as the permanent CEO. Prior to May 2024, he was our Senior Vice President and General Manager, New York Division from November 2022 to May 2024. Mr. Maskin is the co-founder of SUNation Energy, and served as its chief executive officer since its inception in June 2003 until the Company’s acquisition of SUNation in November 2022. Previously Mr. Maskin developed nearly 20 years of experience on electrical and contracting work on commercial and residential properties and has a Master Electrician’s license. We believe Mr. Maskin is qualified to serve on our Board of Directors due to his extensive experience and knowledge in the industry, particularly related to solar and battery energy storage systems for residential and small commercial customers.

Kevin O’Connor, age 63, is the Long Island, NY President for Valley National Bank. He previously served as the Chief Executive Officer of Dime Community Bank the successor organization to BNB Bank after the merger between these two organizations in 2021. Dime Bank is one of the region’s largest community banks with over 50 branches, 800 employees and $12 billion in assets. Mr. O’Connor served as the Chief Executive Officer of the bank for 16 years, where he led the Long Island community institution through a period of dramatic growth and financial stability. Other roles in financial services included senior positions at North Fork Bank and KPMG. Mr. O’Connor has degrees in Accounting from Adelphi University in 1984 and Suffolk Community College. We believe that Mr. O’Connor is qualified to serve on our Board of Directors due to his business and management experience, and in his capacity as an independent board member.

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

Meetings of the Board of Directors

Our Board of Director, as then constituted, held fifteen formal meetings during 2025. The independent directors regularly hold executive sessions at meetings of our Board of Directors.

During 2025, each of the directors then in office attended at least 75% of the aggregate of all meetings of the Board of Directors and all meetings of the committees of the Board of Directors on which such director then served. Each of our directors is expected to make a reasonable effort to attend our annual meetings of shareholders. Of our directors then in office, all directors attended the 2025 Annual Meeting of Shareholders, which was held virtually.

Committees of the Board of Directors

The Company has three standing committees of the Board of Directors: the Audit and Finance Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit and Finance Committee

The members of the Audit and Finance Committee are Kevin O’Connor (Chair) and Spring Hollis. Our Board of Directors has determined that each member of the Audit and Finance Committee is independent under applicable SEC rules and Nasdaq listing standards. Our Board of Directors has determined that Mr. O’Connor is an audit committee financial expert, as defined under the applicable rules of the SEC. Each of the members of our Audit and Finance Committee meets the requirements for financial literacy and possesses the financial qualifications required under applicable SEC rules and Nasdaq listing standards. The Audit and Finance Committee, as then constituted, met four times during 2025.

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

The Audit and Finance Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended December 31, 2025. In addition, it has discussed with CBIZ CPAs P.C. (“CBIZ”) the matters required by the applicable requirements of the Public Company Accounting Oversight Board and the Commission. Also, the Audit and Finance Committee has received from CBIZ the written disclosures required by the Independence Standards Board Standard No. 1 and has discussed with CBIZ its independence from the Company. Based upon this information and these materials, the Audit and Finance Committee recommends to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Compensation Committee

The members of the Compensation Committee are Spring Hollis (Chair) and Kevin O’Connor. Our Board of Directors has determined that each member of the Compensation Committee is independent under applicable SEC rules and Nasdaq listing standards. The Compensation Committee, as then constituted, met one time during 2025.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Spring Hollis (Chair) and Kevin O’Connor. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under applicable SEC rules and Nasdaq listing standards. The Nominating and Corporate Governance Committee, as then constituted, met three times during 2025.

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

Board’s Role in Managing Risk

In general, management, particularly senior management and individual managers, is responsible for the day-to-day management of the risks the company faces. This includes identifying, assessing, and controlling threats to the organization’s capital, earnings, and operations, while the Board, acting as a whole and through the Audit and Finance Committee, has oversight responsibility for risk management. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Members of senior management attend the regular meetings of the Board and are available to address questions and concerns raised by the Board related to risk management. In addition, the Board holds regular discussions with management, the Company’s independent registered public accounting firm and the internal auditor, to identify major risk exposures and assess their potential financial impact on the Company and develop steps that could be taken to manage these risks.

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

Information Regarding Executive Officers

Set forth below is biographical and other information for our current executive officers, including their ages as of March 10, 2026. Information about Scott Maskin may be found above under the heading “Information Regarding Directors.”

Named Executive Officer	Age	Position

Scott Maskin	62	Chief Executive Officer and Director
James Brennan	61	Chief Financial Officer and Chief Operating Officer
Kristin Hlavka	44	Chief Accounting Officer

Mr. Brennan was appointed our Chief Financial Officer and Secretary in March 2025 and Chief Operating Officer in May 2024. He was the Senior Vice President, Corporate Development from November 2022 to May 2024. From March 2015 to November 2022, he was the Chief Growth Officer at SUNation Energy.

Ms. Hlavka was appointed Chief Accounting Officer and Treasurer of SUNation Energy, Inc. in April 2025. She was previously the Corporate Controller since March 2022. Previously, she served as Corporate Controller of Communications Systems, Inc. from May 2011 to the Merger. Ms. Hlavka also served as our Interim Chief Financial Officer from August 22, 2022 until October 10, 2022. From July 2008 to April 2011, she served as the Assistant Corporate Controller of Communications Systems, Inc. Prior to July 2008, she was an auditor for Deloitte and Touche LLP.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on a review of such reports and written information given to us by our directors and executive officers, we believe that all such required reports were filed on a timely basis under Section 16(a) for the fiscal year ended December 31, 2025.

ITEM 11.    EXECUTIVE COMPENSATION

This section discusses our executive compensation objectives and policies, forms of compensation, and compensation related to services in 2025 paid to or earned by our named executive officers (the “NEOs”). The NEOs for 2025 were:

•Scott Maskin, our Chief Executive Officer;

•James Brennan, our Chief Financial Officer and Chief Operating Officer;

•Andrew Childs, who served as Interim Chief Financial Officer until March 2025; and

•Kristin Hlavka, our Chief Accounting Officer.

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

Our compensation programs are designed to:

•attract and retain individuals with superior ability and managerial experience;

•align executive officers’ incentives with our corporate strategies, business objectives and the long-term interests of our shareholders; and

•increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the Company.

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

Compensation Decisions for 2025

The Compensation Committee evaluates and establishes the goals, objectives and substance of the Company’s executive compensation plans. The Compensation Committee has taken the following actions related to the components of executive compensation

Base Salary

On December 17, 2024, the Company and Mr. Maskin entered into a written employment agreement for a three-year term, which provides for an annual base salary of $295,000, and Mr. Maskin is eligible for the potential bonus in 2025 of up to fifty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

On December 9, 2024, the Company entered into a written employment agreement with Mr. James Brennan as Chief Operating Officer and Chief Financial Officer for a three-year term, which provides an annual salary of $275,000, and Mr. Brennan shall be eligible for the potential bonus in 2025 of up to forty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

Ms. Hlavka’s annual base salary was established subsequent to the Merger at $185,000. During the time in 2022 when Ms. Hlavka served as our Interim Chief Financial Officer, her annual base salary was increased to $225,000, and then returned to $185,000 upon a new appointment of the Company’s Chief Financial Officer, effective October 10, 2022, which compensation remained the same through 2024. On April 7, 2025 Ms. Hlavka was promoted to Chief Accounting Officer and Treasurer and her annual base salary was increased to $200,000.

Annual Cash Incentive Program

The Compensation Committee did not approve an annual cash incentive program in 2025.

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

During 2024 and 2025, the Company effected three reverse stock splits and the shares available in the 2022 Equity Incentive Plan proportionally decreased as a result. As a result, there were no longer enough available shares to do meaningful awards to employees and the Company did not grant any equity awards to named executive officers in 2024 or 2025.

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

SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation paid to or earned by our NEOs for the years ended December 31, 2025 and 2024.

					Non-Equity
				Stock	Incentive Plan	All Other
				Awards	Compensation	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (2)	($) (3)	Total ($)
Scott Maskin	2025	295,001	—	—	—	13,158	308,159
Chief Executive Officer	2024	263,704	—	—	—	11,160	274,864

James Brennan	2025	274,999	—	—	—	5,894	280,893
Chief Financial Officer and	2024	250,192	—	—	—	4,206	254,398
Chief Operating Officer

Kristin Hlavka	2025	195,673	—	—	—	5,870	201,543
Chief Accounting Officer	2024	188,558	—	—	—	6,925	195,483

Andrew Childs	2025	53,976	—	—	—	14,119	68,095
Former Interim Chief	2024	79,808	—	—	—	577	80,385
Financial Officer (4)

(1)Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for stock awards granted during the reported fiscal year. For additional information regarding the assumptions we used to calculate the amounts in this column, please refer to Note 10 in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025.

(2)Represents amounts earned under the annual cash incentive plan for the year indicated.

(3)See “All Other Compensation Table” below.

(4)Mr. Childs served as our Interim Chief Financial Officer from August 28, 2024 until March 6, 2025.

All Other Compensation Table

		Employer
		Contributions to
		401(k) Plan	Severance	Other	Total
Name	Year	($)	($)	($)	($)
Scott Maskin	2025	7,158	—	6,000	13,158
	2024	9,660	—	1,500	11,160

James Brennan	2025	5,894	—	—	5,894
	2024	4,206	—	—	4,206

Kristin Hlavka	2025	5,870	—	—	5,870
	2024	6,925	—	—	6,925

Andrew Childs	2025	1,619	12,500	—	14,119
	2024	577	—	—	577

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information as of December 31, 2025 concerning outstanding equity awards held as of such date by our NEOs, as adjusted for the April 2025 Reverse Stock Split:

	Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (1)
Name	(#)	($)
Kristin Hlavka	1 (2)	1

(1)Market value is calculated by multiplying the number of unvested units by $1.03, the closing price of our common stock on December 31, 2025.

(2)RSUs vest in thirds on each of May 15, 2024, May 15, 2025, and May 15, 2026.

EMPLOYMENT, TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Chief Executive Officer Employment Agreement

On December 10, 2024, the Board of Directors of the Company appointed its then interim Chief Executive Officer, Scott Maskin, as the permanent Chief Executive Officer (“CEO”) of the Company. In connection with his appointment as the permanent CEO, the Company and Mr. Maskin entered into a written employment agreement (the “CEO Employment Agreement”) for a three-year term, which provides for a base annual salary of $295,000 (“Base Salary”), and Mr. Maskin shall be eligible for the potential bonus of up to fifty percent of his Base Salary, the latter of which is discretionary based on goals established by the Company’s Board and may be changed from time to time.

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

Chief Accounting Officer Employment Agreement

On January 1, 2025, the Company and Ms. Kristin Hlavka entered into a written employment agreement in connection with Ms. Hlavka’s employment, as amended on April 8, 2025, as Chief Accounting Officer and Treasurer (the “CAO Employment Agreement”) for a two-year term, which provides for a base annual salary of $200,000 (“Base Salary”).

In addition, Ms. Hlavka is entitled to participate in all employee benefit plans or programs offered by the Company to all its employees, subject to the eligibility requirements and terms of such plans or programs. Upon termination under the terms of the CAO Employment Agreement, Ms. Hlavka shall be entitled to receive her Base Salary owed through the termination date, reimbursement of reasonable unpaid expenses incurred through such termination date.

The CAO Employment Agreement also provides for certain payments and benefits in the event of termination of her employment under specific circumstances. If, during the term of the CAO Employment Agreement, her employment is terminated by the Company other than for “cause,” death or disability or by Ms. Hlavka for “good reason” (each as defined in her agreement), she would be entitled to (i) pay or provide the Employee the benefits itemized in the CAO Employment Agreement, subject to the his signing and not rescinding a release of claims in a form acceptable to the Company, and he strictly complies with the terms of the agreement and any other written agreement between Ms. Hlavka and the Company or any of its affiliates as of the date any installments described therein is to be paid, the Company shall pay to the CAO as severance pay a total amount equal to fifty percent (50%) of the annual Base Salary as of the date of termination.

Pursuant to her employment agreement, Ms. Hlavka has also agreed to customary restrictions with respect to the disclosure and use of the Company’s confidential information, and has agreed that work product or inventions developed or conceived by her while employed with the Company relating to its business is the Company’s property. In addition, during the term of her employment and for the 12 month period following her termination of employment for any reason, Ms. Hlavka has agreed not to, among other provisions, (1) perform services on behalf of a competing business which was the same or similar to the types services she was authorized, conducted, offered or provided to the Company, (2) solicit or induce any of the Company’s employees or independent contractors to terminate their employment with the Company, or (3) solicit any actual or prospective customers with whom she had material contact on behalf of a competing business.

2022 Equity Incentive Plan and Award Agreements

Under the 2022 Equity Incentive Plan and related award agreements:

•if a participant is terminated for cause or upon conduct that would constitute cause during any post-termination exercise period, all unexercised option awards and all unvested portions of any other outstanding awards will be immediately forfeited without consideration;

•if a participant’s service is terminated due to his or her death or disability, (i) all unvested restricted stock units shall vest as of the termination date, (ii) unvested performance stock units will vest on a pro rata basis, based on the actual performance in the case of disability and the target performance in the case of death; and (iii) the currently vested and exercisable portions of option awards may be exercised for a period of one year after the date of such termination; and

•upon termination for any reason other than death, disability or cause, all unvested and unexercisable portions of any outstanding awards will be immediately forfeited without consideration and the currently vested and exercisable portions of option awards may be exercised for a period of three months after the date of such termination; however, if a participant thereafter dies during such three-month period, the vested and exercisable portions of the option awards may be exercised for a period of one year after the date of such termination.

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

For purposes of the 2022 Equity Incentive Plan, the following terms have the meanings indicated:

•a “change in control” generally refers to the acquisition by a person or group of beneficial ownership of more than 50% of the combined voting power of our voting securities, our continuing directors ceasing to constitute a majority of the board of directors, or the consummation of a corporate transaction as defined below (unless immediately following such corporate transaction all or substantially all of our previous holders of voting securities beneficially own more than 50% of the combined voting power of the resulting entity in substantially the same proportions); and

•a “corporate transaction” generally means (i) a sale or other disposition of all or substantially all of our assets, or (ii) a merger, consolidation, share exchange, or similar transaction involving us, regardless of whether we are the surviving entity.

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

PAY VERSUS PERFORMANCE

The following table sets forth additional compensation information of our Chief Executive Officer (referred to as our “PEO” in this section) and of the average of our other NEOs (the “Non-PEO NEOs”) along with total shareholder return and net loss for 2025, 2024 and 2023:

	Summary Compensation Table Total for Current PEO (1)	Compensation Actually Paid to 2024 PEO (2)	Summary Compensation Table Total for Former PEO (1)	Compensation Actually Paid to Former PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (2)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (3)	Net Loss
Year	$	$	$	$	$	$	$	$
2025	308,159	308,079	-	-	183,510	183,422	0.0	(10,892,833)
2024	274,864	247,511	168,891	24,495	178,963	133,557	0.0	(15,849,805)
2023	-	-	569,114	113,661	396,715	235,999	5.9	(8,132,167)

(1)For 2025, the PEO was Scott Maskin and the non-PEOs were James Brennan, Kristin Hlavka, and Andrew Childs until March 6, 2025. For 2024, the PEO was Kyle Udseth until May 17, 2024, and Scott Maskin beginning May 17, 2024, and the Non-PEO NEOs were Eric Ingvaldson until August 28, 2024, Andrew Childs beginning August 28, 2024, James Brennan, and Kristin Hlavka. For 2023, the PEO was Kyle Udseth, and the Non-PEO NEOs were Eric Ingvaldson and Kristin Hlavka.

(2)A reconciliation of Total Compensation from the Summary Compensation Table (“SCT”) to Compensation Actually Paid to our PEOs and our Non-PEO NEOs (as an average) is shown below.

(3)Total shareholder return (“TSR”) as calculated is based on a fixed investment of $100 measured from the market close on December 31, 2022 through and including the end of the fiscal year for each year reported in the table.

Adjustments	Current PEO ($)	Former PEO ($)	Average of Non-PEO NEOs ($)
Total 2025 Compensation from SCT	308,159	—	183,510
Subtraction: Stock Awards and Option Awards reported in SCT	—	—	—
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	—	—	—
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	—	—	(51)
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year*	(80)	—	(37)
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	—	—
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—	—
Compensation Actually Paid for 2025 (as calculated)	308,079	—	183,422

Adjustments	Current PEO ($)	Former PEO ($)	Average of Non-PEO NEOs ($)
Total 2024 Compensation from SCT	274,864	168,891	178,963
Subtraction: Stock Awards and Option Awards reported in SCT	—	—	—
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	—	—	—
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	(13,686)	—	(11,589)
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year*	(13,667)	(57,350)	(11,315)
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	(87,046)	(22,502)
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—	—
Compensation Actually Paid for 2024 (as calculated)	247,511	24,495	133,557

Adjustments	Current PEO ($)	Former PEO ($)	Average of Non-PEO NEOs ($)
Total 2023 Compensation from SCT	—	569,114	396,715
Subtraction: Stock Awards and Option Awards reported in SCT	—	151,072	109,527
Addition: Fair value at year-end of awards granted during the covered fiscal year that are outstanding and unvested at covered year-end	—	63,214	45,830
Addition (Subtraction): Year-over-year change in fair value of awards granted in any prior fiscal year that are outstanding and unvested at covered year-end	—	(264,304)	(69,747)
Addition: Vesting date fair value of awards granted and vesting during the covered year	—	—	—
Addition (Subtraction): Change as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered year*	—	(103,291)	(27,272)
(Subtraction): Fair value at end of prior year of awards granted in any prior fiscal year that failed to meet the applicable vesting conditions during the covered year	—	—	—
Addition: Dividends or other earnings paid on stock or option awards in the covered year prior to vesting if not otherwise included in the total compensation for the covered year	—	—	—
Compensation Actually Paid for 2023 (as calculated)	—	113,661	235,999

Relationship between Pay and Performance

Our executive compensation program seeks to align executive officers’ long-term interests with those of our shareholders to incentivize a long-term increase in shareholder value, and therefore does not specifically align the Company’s performance measures with Compensation Actually Paid (“CAP”) (as defined by SEC rules) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following graphic descriptions of the relationships between information presented in the Pay Versus Performance table above, for each the three years ended December 31, 2025. The following graphs address the relationship between compensation “actually paid” as disclosed in the Pay vs. Performance Table for our PEOs and the average amounts for the non-PEO NEOs and (1) the Company’s cumulative TSR and (2) the Company’s net income (loss).

Compensation Actually Paid vs TSR

Compensation Actually Paid vs Net Income (Loss)

DIRECTOR COMPENSATION

In 2025, the annual compensation payable to non-employee directors of the Board, payable on a quarterly basis on the first day, or as soon as practicable after the first day, of each quarter:

•$30,000 cash retainer for all non-employee directors;

•$7,500 additional cash retainer to each chair of a committee of the Board;

•$5,000 additional cash retainer for service on each committee of the Board, excluding the chair of such committee; and

•$15,000 additional cash retainer to the chair of the Board.

While non-employee directors received an annual grant of RSUs in 2022, the RSU grant initially intended for 2023 was not made until early 2024. As a result, our non-employee directors did not receive any equity awards in 2023. During 2024 and 2025, the Company effected three reverse stock splits and the shares available in the 2022 Equity Incentive Plan proportionally decreased as a result. As a result, there were no longer enough available shares to do meaningful equity awards and the Company did not grant any equity awards to directors in 2024 and 2025.

The following table sets forth summary information concerning the compensation earned by our directors for the fiscal year ended December 31, 2025. Compensation paid to or earned by Mr. Maskin, who served as a director and was an NEO during the fiscal year ended December 31, 2025, is set forth in the Summary Compensation Table.

	Fees Earned or
	Paid in Cash	Total
Name	($)	($)
Spring Hollis	48,125	48,125
Henry Howard(1)	35,625	35,625
Roger H.D. Lacey	45,000	45,000
Kevin O'Connor	47,500	47,500

(1)Mr. Howard was a former director of the Board of the Company during the fiscal year ended December 31, 2025, who resigned from the board of directors on August 13, 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Certain Beneficial Owners and Management

The following table and accompanying footnotes set forth certain information regarding the beneficial ownership of the Company’s voting stock and Common Stock by (i) each person known by the Company to beneficially own more than 5% of our voting stock or Common Stock, (ii) each current executive officer and director of the Company, (iii) each of the Named Executive Officers of the Company for the fiscal year ended December 31, 2025, and (iv) all current executive officers and directors of the Company as a group, in each case based upon information available to the Company as of December 31, 2025. Percentage ownership is based on 3,406,616 shares of our common stock outstanding as of March 10, 2026. Unless otherwise noted, the address of each person is 171 Remington Boulevard, Ronkonkoma, NY 11779.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of Common Stock issuable upon the exercise of options, warrants, preferred stock, and other securities that are immediately exercisable or convertible, or exercisable or convertible within 60 days of March 10, 2026. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Beneficial Owner	Number of Shares Of Common Stock	Percentage of Shares of Common Stock Outstanding
Roger H.D. Lacey	11	*
Scott Maskin	24	*
Spring Hollis	14	*
Henry Howard (1)	—	*
Kevin O'Connor	2	*
James Brennan	15	*
Kristin Hlavka	2	*
Andrew Childs	—	*

All current executive officers and directors as a group (7 persons)	68	*

*	Less than one percent
(1)	Based on information available to the Company, Mr. Howard was a former director of the Board of the Company during the fiscal year ended December 31, 2025.
(2)

Based on information available to the Company, Mr. Childs, the Company’s former Interim Chief Financial Officer, was a Named Executive Officer of the Company during the fiscal year ended December 31, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Executive Compensation and Employment Arrangements

Information on compensation arrangements with the Company’s executive officers is described in detail in Part III, Item 11. “Executive Compensation”.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

On July 18, 2025, the Audit and Finance Committee of the Board of Directors (the “Audit Committee”) of the Company dismissed UHY LLP (“UHY”) as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2023 and December 31, 2024 and during the subsequent interim period from January 1, 2025 through July 15, 2025, (i) there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to UHY’s satisfaction, would have caused UHY to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. The audit reports of UHY on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2023 and December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On July 18, 2025, the Audit Committee approved the engagement of CBIZ CPAs P.C. (“CBIZ”) as its new independent registered public accounting firm. CBIZ’s appointment is for the Company’s fiscal year ending December 31, 2025, and related interim periods. During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, and for the subsequent interim period through July 15, 2025, neither the Company nor anyone on its behalf consulted CBIZ regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the consolidated financial statements of the Company, in connection with which neither a written report nor oral advice was provided to the Company that CBIZ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Fees of Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Company by CBIZ for professional services for the year ended December 31, 2025:

Fee Category	2025
Audit Fees	$427,500
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees	$427,500

The following is a summary of the fees billed to the Company by UHY for professional services for the years ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$357,337	$745,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$357,337	$745,850

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

Audit and Finance Committee Pre-Approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements, the policy of the Audit and Finance Committee is to approve all use of the Company’s independent registered public accounting firm for non-audit services prior to any such engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm, the policy of the Committee is to restrict the non-audit services that may be provided to the Company by the Company’s independent registered public accounting firm primarily to tax services, merger and acquisition due diligence and integration services, and any other services that can clearly be designated as “non-audit” services. All of the services described above for 2025 and 2024 were pre-approved by the Audit and Finance Committee before CBIZ and UHY, were engaged to render the services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

The following Consolidated Financial Statements of SUNation Energy, Inc. and subsidiaries appear at pages 40 to 87 herein:

•Report of Independent Registered Public Accounting Firm

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2025 and 2024

•Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024

•Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

•Notes to Consolidated Financial Statements

(a) (2)Consolidated Financial Statement Schedules

The schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3)Exhibits

Regulation S-K
Reference	Title of Document	Location
1.1	Form of Placement Agency Agreement, dated February 27, 2025, between the Company and Roth Capital Partners, LLC	Filed as Exhibit 1.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
3.1	Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.
3.2	Bylaws SUNation Energy, Inc.	Filed as Exhibit 3.2 to the Form 8-K filed on November 19, 2024 and incorporated herein by reference.
3.3	Certificate of Designation of Series D Preferred Stock	Filed as Exhibit 3.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
3.4	Amended Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on April 4, 2025 and incorporated herein by reference.
3.5	Certificate of Amendment of Certificate of Incorporation of SUNation Energy, Inc.	Filed as Exhibit 3.1 to Form 8-K filed on April 17, 2025 and incorporated herein by reference.
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith.
4.2	Form of Senior Indenture	Filed as Exhibit 4.4 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.3	Form of Subordinated Indenture	Filed as Exhibit 4.5 to Registration Statement on Form S-3 filed August 25, 2022 and incorporated herein by reference.
4.4	Form of Series A Warrant	Filed as Exhibit 4.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
4.5	Form of Series B Warrant	Filed as Exhibit 4.2 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
4.6	Form of Pre-Funded Warrant	Filed as Exhibit 4.3 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.

10.1	*	Pineapple Energy Inc. 2022 Employee Stock Purchase Plan, as amended	Filed as Appendix B to the 2023 Annual Meeting of Shareholders on Schedule 14A filed on November 3, 2023 and incorporated herein by reference.
10.2		Loan and Security Agreement dated as of December 11, 2020 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.14 to Registration Statement on Form S-4 filed on November 12, 2021 and incorporated herein by reference.
10.3	#	Consent and Amendment to Loan and Security Agreement dated as of December 16, 2021 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent.	Filed as Exhibit 10.19 to Registration Statement on Form S-4/A filed on January 26, 2022 and incorporated herein by reference.
10.4	*	Form of Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.5	*	Form of Performance Stock Unit Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.2 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.6	*	Form of Incentive Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.3 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.7	*	Form of Non-Qualified Stock Option Award Agreement under the 2022 Equity Incentive Plan	Filed as Exhibit 10.4 to Form 10-Q filed on November 14, 2022 and incorporated herein by reference.
10.8	*	Restricted Stock Unit Award Agreement (Inducement Grant) between Scott Maskin and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.1 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.9	*	Restricted Stock Unit Award Agreement (Inducement Grant) between James Brennan and Pineapple Energy Inc., dated as of November 15, 2022.	Filed as Exhibit 10.2 to Registration Statement on Form S-8 filed on November 15, 2022 and incorporated herein by reference.
10.10		Form of Consent, Waiver and Amendment among Pineapple Energy Inc. and each of its Series A Preferred Stock and warrant holders.	Filed as Exhibit 10.1 to Form 8-K filed on November 10, 2022 and incorporated herein by reference.
10.11

Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed as Exhibit 10.1 to Form 8-K filed on March 29, 2022 and incorporated herein by reference.
10.12	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through December 7, 2022.	Filed as Exhibit 10.2 to Form 8-K filed on December 9, 2022 and incorporated herein by reference.
10.13		Revenue Loan and Security Agreement dated as of June 1, 2023 by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance, LLC	Filed as Exhibit 10.1 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.14		Consent and Amendment No. 2 to Loan and Security Agreement dated as of May 31, 2023 by and between Pineapple Energy LLC as Borrower and Hercules Capital, Inc. as Lender and Agent	Filed as Exhibit 10.2 to Form 8-K filed on June 6, 2023 and incorporated herein by reference.
10.15

First Amendment to Contingent Value Rights Agreement, dated March 27, 2024, by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative.

Filed as Exhibit 10.46 to the Form 10-K filed on April 1, 2024 and incorporated herein by reference.
10.16		Form of Securities Purchase Agreement between Pineapple Energy, Inc. and each purchaser identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.
10.17		Form of Waiver and Amendment	Filed as Exhibit 10.2 to Form 8-K filed on February 5, 2024 and incorporated herein by reference.

10.18		Subscription and Investment Representation Agreement, dated April 23, 2024, by and between Pineapple Energy Inc. and Lake Street Solar, LLC	Filed as Exhibit 10.1 to Form 8-K filed on May 17, 2024 and incorporated herein by reference.
10.19		Form of Limited Waiver and Amendment	Filed as Exhibit 10.1 to Form 8-K filed on May 22, 2024 and incorporated herein by reference.
10.20	*	Separation Agreement between Kyle Udseth and Pineapple Energy Inc. dated May 19, 2024	Filed as Exhibit 10.2 to Form 8-K filed on May 23, 2024 and incorporated herein by reference.
10.21	*	Pineapple Energy Inc. 2022 Equity Incentive Plan, as amended through July 19, 2024	Filed as Exhibit 10.1 to Form 8-K filed on July 25, 2024 and incorporated herein by reference.
10.22		Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.1 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.23		Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.24		Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.3 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.25		Secured Credit Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.4 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.26		Secured Credit Note, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC. Security	Filed as Exhibit 10.5 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.27		Security Agreement, dated July 22, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.6 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.28		First Amendment to Revenue Loan and Security Agreement, dated July 22, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.7 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.29

Amendment and Joinder to Subordination Agreement, dated July 22, 2024 among Pineapple Energy Inc., Decathlon Growth Credit, LLC, Hercules Capital, Inc., and MBB Energy, LLC and Conduit Capital U.S. Holdings, LLC

Filed as Exhibit 10.8 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.30		Consent and Amendment No. 3 to Loan and Security Agreement, dated July 22, 2024 by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement	Filed as Exhibit 10.9 to Form 8-K filed on July 26, 2024 and incorporated herein by reference.
10.31		Offer Letter dated August 28, 2024, between Pineapple Energy Inc. and Andrew Childs	Filed as Exhibit 10.1 to Form 8-K filed on September 4, 2024 and incorporated herein by reference.
10.32		Amended and Restated Convertible Secured Credit Note, dated September 9, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.33		Form of Securities Exchange Agreement between Pineapple Energy, Inc. and the holder signatory hereto	Filed as Exhibit 10.3 to Form 8-K filed on September 9, 2024 and incorporated herein by reference.
10.34		Second Amended and Restated Convertible Secured Credit Note, dated September 23, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings, LLC	Filed as Exhibit 10.2 to Form 8-K filed on September 26, 2024 and incorporated herein by reference.
10.35		At The Market Offering Agreement dated as of October 21, 2024, between Pineapple Energy Inc. and Roth Capital Partners, LLC	Filed as Exhibit 10.1 to Form 8-K filed on October 21, 2024 and incorporated herein by reference.
10.36		Second Amendment to Revenue Loan and Security Agreement, dated September 12, 2024, by and among Pineapple Energy Inc., the Guarantors party thereto, and Decathlon Specialty Finance LLC	Filed as Exhibit 10.15 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.

10.37

Consent and Amendment No. 4 to Loan and Security Agreement, dated September 20, 2024, by and among Pineapple Energy LLC, Pineapple Energy Inc. and each other person that has delivered a Joinder Agreement

Filed as Exhibit 10.16 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.38		Amendment to Secured Credit Note, dated November 1, 2024, between Pineapple Energy Inc. and MBB Energy, LLC	Filed as Exhibit 10.19 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.39		Amendment to Second Amended and Restated Convertible Secured Credit Note; and to the Credit Agreement, dated November 1, 2024, between Pineapple Energy Inc. and Conduit Capital U.S. Holdings LLC	Filed as Exhibit 10.20 to Form 10-Q filed on November 14, 2024 and incorporated herein by reference.
10.40	*	Employment Agreement, dated December 9, 2024, between SUNation Energy Inc. and Scott Maskin	Filed as Exhibit 10.1 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.
10.41	*	Employment Agreement, dated December 9, 2024, between SUNation Energy, Inc. and Jim Brennan	Filed as Exhibit 10.2 to Form 8-K filed on December 13, 2024 and incorporated herein by reference.
10.42

Second Amendment to Contingent Value Rights Agreement dated March 25, 2022 by and among the Company, Equiniti Trust Company, as Rights Agent, and Richard A. Primuth in his capacity as the initial CVR Holders’ Representative, dated December 30, 2024

Filed as Exhibit 10.1 to Form 8-K filed on January 7, 2025 and incorporated herein by reference.
10.43		Form of Securities Purchase Agreement, dated February 27, 2025, between the Company and purchasers identified therein	Filed as Exhibit 10.1 to Form 8-K filed on February 27, 2025 and incorporated herein by reference.
10.44		Amended and Restated Long-Term Senior Secured Promissory Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed as Exhibit 10.53 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.45		Pledge and Security Agreement, dated April 10, 2025, by and between SUNation Energy, Inc. and Scott Maskin and James Brennan	Filed as Exhibit 10.54 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.46		Senior Secured Contingent Note, dated April 10, 2025, between SUNation Energy, Inc. and both Scott Maskin and James Brennan	Filed as Exhibit 10.55 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.47		Subordination and Intercreditor Agreement among SUNation Energy, Inc., Scott Maskin and James Brennan	Filed as Exhibit 10.56 to Form 10-K filed on April 15, 2025 and incorporated herein by reference.
10.48		Secured Revolving Line of Credit Agreement, Dated April 14, 2025	Filed as Exhibit 10.1 to Form 8-K filed on April 17, 2025 and incorporated herein by reference.
10.49		Security Agreement, dated April 14, 2025	Filed as Exhibit 10.2 to Form 8-K filed on April 17, 2025 and incorporated herein by reference.
10.50		ATM Sales Agreement, Dated August 18, 2025, Between SUNation Energy, Inc. and Needham & Company, LLC	Filed as Exhibit 10.1 to Form 8-K on August 18, 2025 and incorporated herein by reference.
10.51	*	Employment Agreement between SUNation Energy, Inc. and Kristin Hlavka	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith.
23.2		Consent of Independent Registered Public Accounting Firm	Filed Herewith
24		Power of Attorney	Included on the signature page.
31.1		Certification of Chief Executive Officer	Filed herewith.
31.2		Certification of Chief Financial Officer	Filed herewith.
32		Certification under USC § 1350	Filed herewith.
97		Pineapple Energy Inc. Compensation Recovery Policy	Filed as Exhibit 97 to Form 10-K filed on April 1, 2024 and incorporated herein by reference.

101 .INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101 .SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 .DEF	Inline XBRL Taxonomy Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 .PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SUNation Energy, Inc.
	By	/s/ Scott Maskin
Scott Maskin
Date: March 20, 2026		Chief Executive Officer

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

Signature	Title	Date

/s/ Scott Maskin	Chief Executive Officer (Principal Executive Officer),	March 20, 2026
Scott Maskin	Director
/s/ James Brennan	Chief Operating Officer and Chief Financial Officer	March 20, 2026
James Brennan	(Principal Financial Officer)
/s/ Kristin A. Hlavka	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2026
Kristin A. Hlavka
/s/ Spring Hollis	Director	March 20, 2026
Spring Hollis
/s/ Roger H.D. Lacey	Director	March 20, 2026
Roger H.D. Lacey
/s/ Kevin O’Connor	Director	March 20, 2026
Kevin O’Connor