Form 10-Q
period 2026-03-31
SUNation Energy, Inc.
filed 2026-05-15
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 5, 2026	4,123,106

SUNATION ENERGY, INC.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31	December 31
	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	$1,686,605	$7,182,344
Trade accounts receivable, less allowance for
credit losses of $361,436 and $308,629, respectively	3,244,008	4,239,483
Inventories	2,884,502	2,534,984
Prepaid income taxes	—	9,336
Related party receivables	21,205	21,412
Prepaid expenses	564,867	1,273,762
Costs and estimated earnings in excess of billings	239,599	658,177
Other current assets	408,748	554,481
TOTAL CURRENT ASSETS	9,049,534	16,473,979
PROPERTY, PLANT AND EQUIPMENT, net	952,366	1,015,528
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Operating lease right of use asset, net	3,238,325	3,315,411
Intangible assets, net	9,423,958	9,983,333
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	30,118,152	30,754,613
TOTAL ASSETS	$40,120,052	$48,244,120
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,612,752	$7,395,318
Accrued compensation and benefits	1,542,404	1,653,994
Operating lease liability	298,910	292,240
Accrued warranty	208,207	225,318
Other accrued liabilities	761,764	973,302
Income taxes payable	1,837	—
Refundable customer deposits	920,699	1,073,284
Billings in excess of costs and estimated earnings	1,349,145	1,663,867
Current portion of loans payable	88,086	366,824
Current portion of loans payable - related party	2,775,486	1,763,424
TOTAL CURRENT LIABILITIES	12,559,290	15,407,571
LONG-TERM LIABILITIES:
Loans payable and related interest	106,218	1,011,508
Loans payable and related interest - related party	3,006,190	3,457,864
Operating lease liability	3,080,742	3,158,478
Accrued compensation and benefits	1,107,299	863,693
TOTAL LONG-TERM LIABILITIES	7,300,449	8,491,543
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 1,000,000,000 shares authorized;
3,406,616 and 3,406,616 shares issued and outstanding, respectively	170,331	170,331
Additional paid-in capital	77,972,475	77,966,554
Accumulated deficit	(57,882,493)	(53,791,879)
TOTAL STOCKHOLDERS' EQUITY	20,260,313	24,345,006
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,120,052	$48,244,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2026	2025
Sales	$7,194,449	$12,636,638
Cost of sales	5,603,201	8,205,313
Gross profit	1,591,248	4,431,325
Operating expenses:
Selling, general and administrative expenses	5,361,423	6,039,298
Amortization expense	559,375	559,375
Total operating expenses	5,920,798	6,598,673
Operating loss	(4,329,550)	(2,167,348)
Other income (expense):
Investment and other income	48,628	48,165
Gain on sale of assets	2,700	—
Fair value remeasurement of contingent forward contract	—	109,492
Fair value remeasurement of contingent value rights	—	19,179
Financing fees	—	(576,594)
Interest expense	(133,449)	(571,240)
Gain (loss) on debt extinguishment	332,412	(343,471)
Other income (expense), net	250,291	(1,314,469)
Net loss before income taxes	(4,079,259)	(3,481,817)
Income tax expense	11,355	14,615
Net loss	(4,090,614)	(3,496,432)

Basic net loss per share	$(1.20)	$(106.71)
Diluted net loss per share	$(1.20)	$(106.71)

Weighted Average Basic Shares Outstanding	3,406,616	32,766
Weighted Average Dilutive Shares Outstanding	3,406,616	32,766

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Three Months Ended March 31, 2026

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2025	—	$—	3,406,616	$170,331	$77,966,554	$(53,791,879)	$24,345,006
Net loss	—	—	—	—	—	(4,090,614)	(4,090,614)
Share based compensation	—	—	—	—	5,921	—	5,921
BALANCE AT MARCH 31, 2026	—	$—	3,406,616	$170,331	$77,972,475	$(57,882,493)	$20,260,313

For the Three Months Ended March 31, 2025

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2024	—	$—	9,343	$467	$51,445,995	$(42,899,046)	$8,547,416
Net loss	—	—	—	—	—	(3,496,432)	(3,496,432)
Issuance of common stock under Equity Incentive Plan	—	—	4	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	9,825	492	8,481,400	—	8,481,892
Issuance of common stock under pre-funded warrant exercises	—	—	55,392	2,770	8,308	—	11,078
Issuance of Series D Preferred Stock	1	1	—	—	(1)	—	—
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	6,065	304	880,452	—	880,756
Share based compensation	—	—	—	—	30,815	—	30,815
BALANCE AT MARCH 31, 2025	1	$1	81,391	$4,070	$61,198,304	$(46,395,478)	$14,806,897

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,090,614)	$(3,496,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,537	627,315
Share based compensation	5,921	30,815
Credit loss provision	52,807	(25,079)
Provision to write down inventories to net realizable value	(26,770)	(10,855)
Amortization of right of use asset	77,086	86,201
Fair value remeasurement of contingent forward contract	—	(109,492)
Fair value remeasurement of contingent value rights	—	(19,179)
Gain (loss) on extinguishment of debt	(332,412)	343,471
Gain on sale of assets	(2,700)	—
Interest and accretion expense	93,473	571,241
Changes in assets and liabilities:
Trade and related party accounts receivables	942,875	978,228
Inventories, net	(322,748)	205,946
Prepaid income taxes	11,173	14,615
Other assets	1,273,206	12,186
Accounts payable	(2,782,565)	(941,847)
Accrued compensation and benefits	132,016	20,770
Customer deposits	(152,586)	(443,775)
Other accrued liabilities	(614,438)	(148,679)
Accrued interest	(50,358)	(1,098,799)
Net cash used in operating activities	(5,164,097)	(3,403,349)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property, plant and equipment	2,700	—
Net cash provided by investing activities	2,700	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against related party working capital line of credit	800,000	—
Payments against loans payable	(851,616)	(9,401,939)
Payments against related party loans payable	(282,726)	—
Payments related to equity issuance costs	—	(1,568,099)
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	—	9,473,398
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	—	11,078
Proceeds from the issuance of Series A and Series B warrants	—	5,515,525
Proceeds from the issuance of common stock under at-the-market offering	—	351,372
Payment of contingent consideration related to acquisition	—	(389,104)
Net cash (used in) provided by financing activities	(334,342)	3,992,231
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,495,739)	588,882
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,182,344	1,151,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,686,605	$1,740,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$—	$—
Interest paid	79,313	1,077,033
NONCASH FINANCING AND INVESTING ACTIVITIES:
Loss on extinguishment of debt	—	(343,471)
Issuance of common stock for the settlement of loss contingencies	—	880,756

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

On April 9, 2026, the Company announced that its Board of Directors has authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success. In connection with the strategic review, the Company has engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review will consider a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources.

The Company has not set a timetable for the completion of a strategic transaction, and there can be no assurance that the exploration of a strategic transaction will result in any specific outcome. The Company does not intend to provide additional updates regarding this process unless the Board approves a particular course of action or determines additional disclosure is appropriate.

Reverse Stock Split

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

As a result of the April Reverse Stock Split on the April Effective Date, every 200 shares of common stock then issued and outstanding automatically were combined into one share of common stock, with no change in par value per share. No fractional shares were outstanding following the April Reverse Stock Split, and any fractional shares that would have resulted from the April Reverse Stock Split were rounded up to the nearest whole share. The number of shares of common stock outstanding was reduced from 672,799,910 to 3,406,614 immediately following this stock split.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025 included on the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026. The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the audited balance sheet at December 31, 2025 contained in the above-referenced Form 10-K. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Inventories, Net

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $335,507 and $362,277 at March 31, 2026 and December 31, 2025, respectively.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three months ended March 31, 2026 and March 31, 2025. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both March 31, 2026 and 2025. Restricted stock units totaling 3 and 5 would have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

Accounting Standards Adopted

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual report periods. Early adoption is permitted for all entities that have adopted the amendments in ASU Update 2020-06. Adoption can be on a prospective or retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers”. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Disaggregation of revenue

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that best reflects the consideration we expect to receive in exchange for those goods or services.

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended March 31
	SUNation NY		HEC
	2026	2025	2026	2025
Residential contracts	$3,395,032	$7,896,122	$1,624,377	$2,738,800
Commercial contracts	1,347,306	1,275,888	126,136	—
Service revenue	411,505	372,544	290,093	353,284
	$5,153,843	$9,544,554	$2,040,606	$3,092,084

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended March 31
	SUNation		HEC
	2026	2025	2026	2025
Performance obligations satisfied at a point in time	$3,806,537	$8,268,666	$1,914,470	$3,092,084
Performance obligations satisfied over time	1,347,306	1,275,888	126,136	—
	$5,153,843	$9,544,554	$2,040,606	$3,092,084

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $239,599, $658,177, and $560,648 at March 31, 2026, December 31, 2025, and January 1, 2025, respectively. Contract liabilities were $2,269,844, $2,737,151, and $2,314,483 at March 31, 2026, December 31, 2025, and January 1, 2025, respectively. During the three months ended March 31, 2026, $1,418,002 within contract liabilities as of December 31, 2025 has been recognized within revenue.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025

Billings to date	$3,200,915	$3,828,333

Costs incurred on uncompleted contracts	825,092	1,001,817
Estimated earnings	1,026,678	1,162,649
Cost plus estimated earnings	1,851,770	2,164,466

Billings in excess of costs plus estimated earnings on uncompleted contracts	$1,349,145	$1,663,867

Costs and estimated earnings in excess of billings as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025

Costs incurred on uncompleted contracts	$3,587,045	$3,283,890
Estimated earnings	4,114,884	3,817,017
Total costs and estimated earnings	7,701,929	7,100,907
Billings to date	7,462,330	6,442,730
Costs and estimated earnings in excess of billings on uncompleted contracts	$239,599	$658,177

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		March 31, 2026
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(8,476,042)	$—	$9,423,958
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(10,126,042)	$(750,000)	$9,423,958

		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(7,916,667)	$—	$9,983,333
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(9,566,667)	$(750,000)	$9,983,333

Amortization expense on these identifiable intangible assets was $559,375 during each of the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q2 - Q4 2026	$1,678,125
2027	2,237,500
2028	2,237,500
2029	2,237,500
2030	1,033,333
Total	$9,423,958

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Revolving Line of Credit

On April 14, 2025, the Company entered into a Secured Revolving Line of Credit Agreement (the “Revolving Credit Agreement”) with MBB Energy, LLC (“MBB”), an affiliate of the Company, as lender, providing for a $1.0 million revolving credit facility (the “Revolver”). The Revolver was set to mature on April 15, 2026; however, on April 14, 2026, the Board of Directors of the Company agreed to amend the Line of Credit Agreement and the Line of Credit Note to increase the Revolver to a total capacity of $1,500,000 and to extend the maturity date of the Revolver by six months to October 15, 2026. See further discussion in Note 14, Subsequent Events.

Borrowings, if any, under the Revolver bear interest at a fixed annual rate of 8%, payable monthly in arrears on the first day of each calendar month. The Revolving Credit Agreement includes customary affirmative and negative covenants, as well as standard events of default, which, if triggered, may permit the lender to accelerate all outstanding obligations under the facility. The Company may repay outstanding borrowings at any time without penalty. As of March 31, 2026, $800,000 has been drawn on the Revolver and is included within “Current portion of loans payable – related party” within the condensed consolidated balance sheets. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.

Loan Payable

Pineapple Energy LLC entered into a loan on December 11, 2020 in an original amount of $7,500,000 payable to Hercules Capital, Inc. (“Hercules”) under a loan and security agreement (the “Term Loan Agreement”), which was used to acquire fixed assets, inventory, and intangible assets of Sungevity in an asset acquisition in December 2020. The Term Loan Agreement was amended various times while it was outstanding, with the latest amended on September 20, 2024.

As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt discount and debt issuance costs, was $682,955 and the aggregate remaining balance of the Term Loan, including principal and interest, was $1,230,555; however, the parties to the Term Loan Agreement agreed to a reduced aggregate repayment amount of $1,138,263, in connection with the voluntarily early repayment in full.

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

Interest and accretion expense was $0 and $100,450 for three months ended March 31, 2026 and 2025, respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The Company incurred an aggregate of $348,065 in debt issuance costs that were recorded as a discount and were amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt issuance costs, was $6,435,999 and the aggregate balance, together with accrued principal and interest, remaining under the Loan Agreement was $6,740,516; however, the parties to the Loan Agreement agreed to an early reduced aggregate remaining repayment amount of $6,229,875, which was paid on March 3, 2025, using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 9, Equity, for further details). As a result of this complete repayment, the Decathlon Loan Agreement had been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind shall be paid or be payable following the termination of this Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a gain on extinguishment of debt of $230,924 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest expense of $0 and $232,866 for the three months ended March 31, 2026 and 2025, respectively.

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

On March 13, 2025, the Company paid the previously unpaid interest totaling $710,897, following the repayment in full of the Decathlon debt.

On April 10, 2025 the Long-Term Note was amended and restated as follows: The principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028 (the new “Maturity Date”), and such amended note (“Amended Long-Term Note”) became a senior secured instrument pursuant to a pledge agreement. The total balance of the Amended Long-Term Note on April 10, 2025 was $5,605,436 and interest accrues at 8% per annum. Principal and interest payments under the Amended Long-Term Note shall be payable monthly on the first day of each month commencing with June 1, 2025 for thirty-six (36) consecutive months thereafter pursuant to the terms thereunder. The Amended Long-Term Note represented a modification under ASC 470-50 as the original loan agreement and amended loan agreement are not substantially different. The Company applied modification accounting to the amendment of the Long-Term Note and recorded $38,613 of debt issuance costs as part of the discount on the Amended Long-Term Note.

On April 14, 2026, the Board of Directors of the Company approved the conversion of $1,200,000 of the Long-Term Note to equity. See Note 14, Subsequent Events, for further discussion on this debt conversion.

On April 10, 2025, the Company agreed to also amend the terms of the unearned 2024 earnout by entering into the Senior Secured Contingent Note Instrument (“Contingent Note”). Pursuant to the terms of the Contingent Note, the unearned 2024 earnout was rescheduled and shall be based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the holders at the time of such earnout payment trigger date. The maximum amount due under the earnout liability is $2,500,000 payable to the holders in the form of the Contingent Note, issuable on the earnout payment trigger date. Interest accrues on the Contingent Note commencing the month after issuance at a rate of 8% per annum, payable in arears, and repayments of principal are due in 24 equal monthly installments commencing the month after issuance.

The earnout liability is accounted for under ASC 710 as a deferred compensation arrangement and is accreted to $2,303,182 over the requisite service period as it is probable the financial conditions will be attained. The earnout liability represents the present value of the expected future cash flows as of the eligibility date of May 5, 2026. The balance of the earnout liability at March 31, 2026 and December 31, 2025 was $2,066,958 and $1,535,454, respectively. Compensation expense related to the earnout liability totaled $531,503 and $0 for the three months ended March 31, 2026 and 2025, respectively, and is recorded in “Selling, general and administrative expenses.”

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

All such loans were secured by a pledge of all of the Company’s assets. The loans due to Conduit were scheduled to become due on July 21, 2025 (the “Conduit Maturity Date”). The loan was amended at various points in 2024, with the last amendment occurring on September 23, 2024. These amendments increased the borrowing availability to an aggregate amount of $1,000,000.

As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $913,924, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company paid the $1,000,000 total loan balance to Conduit. As a result of this complete repayment, the Conduit note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the Conduit loan agreement(s). The Company recorded a loss on extinguishment of debt of $57,716 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest expense of $0 and $33,312 during the three months ended March 31, 2026 and 2025, respectively.

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

As of February 28, 2025, the loan balance, net of unamortized debt issuance costs, was $909,509, and the aggregate loan balance was $1,000,000. On February 28, 2025, the Company repaid the $1,000,000 total loan balance to MBB. As a result of this complete repayment, the MBB note has been terminated and no further principal, interest or accrual thereunder remain following the repayment and related termination of the MBB loan agreement(s). The Company recorded a loss on extinguishment of debt of $61,370 in connection with the repayment of the loan, which represents the difference between (a) the aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

The Company recorded interest expense of $0 and $34,900 during the three months ended March 31, 2026 and 2025, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation NY. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at March 31, 2026 and December 31, 2025 was $161,588 and $175,370, respectively. Interest expense was $3,607 and $4,577 for the three months ended March 31, 2026 and 2025, respectively.

Promissory Note

Through the 2022 SUNation NY acquisition, the Company acquired a promissory note with a former shareholder and member of SUNation NY through a buyout agreement. The promissory note included monthly payments of principal and interest at an annual rate of 3.25% and initially matured on March 1, 2031.

The balance for the promissory note recorded at December 31, 2025 was $1,154,059. On January 30, 2026, the Company reached agreement with the former shareholder to settle the promissory note for a total aggregate of $800,000, using proceeds from the Revolver (as noted above). The Company recorded a gain on extinguishment of debt of $332,412 in connection with the repayment of the note, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the note at the repayment date, which included the outstanding principal and interest balance.

Interest expense was $3,126 and $13,293 for the three months ended March 31, 2026 and 2025, respectively.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $740,458 in cash. There was no remaining accrual balance at March 31, 2026.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of March 31, 2026 and December 31, 2025 of $21,205 and $21,412, respectively.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee.

Debt

As of March 31, 2026, the Company only has outstanding related party debt under the SUNation NY Long-Term Note and the Revolving Credit Agreement. The MBB Note was paid in full during the first quarter of 2025.

See further information regarding the related part debt, including the MBB Line of Credit facility within Note 6, Commitments and Contingencies.

On April 14, 2026, the Board of Directors of the Company approved the conversion of $1,200,000 million of the Long-Term Note to equity at a premium of 10% per share above both the closing price and the 5-day closing average of the Company’s common stock on Nasdaq Stock Market on April 13, 2026, thereby reducing the Company’s principal debt thereunder following this debt to equity conversion. The Long-Term Note is held by the Company’s chief executive officer and chief financial officer. See Note 14, Subsequent Events, for further discussion and details related to this debt conversion.

NOTE 8 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options (incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock. At March 31, 2026, 4 shares had been issued under the 2022 Plan, 3 shares were subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for grant under future awards.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the three months ended March 31, 2026:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2025	3	$170,500.00
Units Granted	—	—
Shares Issued	—	—
Forfeited	—	—
Outstanding – March 31, 2026	3	170,500.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Split of the common stock at ratios of 1-for-200 that became effective on April 21, 2025. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended March 31, 2026 and 2025 was $5,921 and $30,815, respectively. Unrecognized compensation expense related to outstanding RSUs was $5,546 at March 31, 2026 and is expected to be recognized over a weighted-average period of 0.4 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At March 31, 2026, 2 shares remained available for purchase under the ESPP.

NOTE 9 – EQUITY

At the Market Offering

On October 21, 2024, the Company entered into an At the Market (“ATM”) Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”) under which the Company had authorized the sale, at its discretion, of common stock shares in an aggregate offering amount up to $10,000,000 under the Sales Agreement). During the three months ended March 31, 2025, the Company sold an aggregate of 762 shares (152,250 shares prior to the April Reverse Stock Split) of common stock, respectively, for gross proceeds of $362,269 under the ATM facility, before deducting the related offering expenses. On August 11, 2025, the Company provided written notice of termination of the Sales Agreement to the Sales Agent pursuant to the terms thereunder.

See Note 14, Subsequent Events, for discussion and details relating to the Company’s April 2026 entry into a new ATM facility with Maxim Group, LLC acting as sales agent thereunder.

Series D Preferred Stock

On February 26, 2025, the Company entered into a consent and waiver agreement to the loan agreement with Conduit. In accordance therewith, the Company issued one share of Series D Preferred Stock to Conduit as further collateral security for the Conduit Loan. The Series D Preferred Stock was issued in accordance with a Certificate of Designation of Preferences, Rights, and Limitations filed with the State of Delaware on February 27, 2025. In connection with the issuance of the share of Series D Preferred Stock, Conduit granted an irrevocable proxy to the Company to vote such share on an as-converted basis as a single class with the holders of the Company’s common stock. Upon full payment of the Conduit Loan and following the April 2025 special meeting of shareholders, the Series D Preferred Stock was returned to the Company and was cancelled.

February 2025 Offering

On February 27, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors in a registered direct offering (the “Offering”) for a multi tranche offering in which Roth Capital Partners LLC (“Roth”) acted as the placement agent pursuant to the terms of a Placement Agent Agreement (“PAA”) of same date. The first tranche closing involved the purchase and sale of an aggregate of $15,000,000 in securities in a first closing consisting of (i) 9,825 shares (1,965,000 shares prior to the April Reverse Stock Split) of common stock, and (ii) pre-funded warrants to purchase up to 55,392 shares (11,078,480 shares prior to the April Reverse Stock Split) of common stock (the “Pre-Funded Warrants), and, subject to shareholder approval, an aggregate of $5,000,000 in securities in a second closing consisting of (x) 21,739 shares (4,347,826 shares prior to the April Reverse Stock Split) of common stock or Pre-Funded Warrants, (y) series A warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series A Warrants”), and (z) series B warrants to purchase up to 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of common stock (the “Series B Warrants”) at a purchase price of $230.00 per share ($1.15 prior to the April Reverse Stock Split) and accompanying warrants or $229.80 per Pre-Funded Warrant ($1.1490 prior to the April Reverse Stock Split) and accompanying warrants. The Series A Warrants had an exercise price of $345.00 per share ($1.725 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants had an exercise price of $575.00 per share ($2.875 per share prior to the April Reverse Stock Split) subject to standard adjustments for dividends, splits and similar events; a one-time adjustment on the date of issuance (as described in the warrants), all of which were subject to a floor price described therein; and also subject to adjustment upon a Dilutive Issuance (as described in the warrants), subject to a floor price described therein. The Series B Warrants could also be exercised on an alternative cashless basis pursuant to which the holder may exchange each warrant for 3 shares of common stock. The Series A Warrants and Series B Warrants were issuable at the second tranche closing and were exercisable immediately after issuance and carried a term of exercise equal to five years from the date of issuance. The first tranche closing of the Offering occurred on February 27, 2025.

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

On April 3, 2025, the Company received the necessary approval by the Company’s stockholders in a specially called stockholder meeting to approve the issuance of the Series A warrants, Series B warrants and the shares of common stock underlying such warrants, in addition to other matters. On April 7, 2025, the Company closed the second tranche of its previously announced securities purchase agreement, dated February 27, 2025, with certain institutional investors for the purchase and sale of 21,720 shares (4,347,826 shares prior to the April Reverse Stock Split) of the Company’s common stock (or common stock equivalents in lieu thereof), Series A warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of the Company’s common stock and Series B warrants to purchase up to an aggregate 86,957 shares (17,391,306 shares prior to the April Reverse Stock Split) of the Company’s common stock at an effective purchase price of $230.00 per share ($1.15 per share prior to the April Reverse Stock Split) (or common stock equivalents in lieu thereof) and associated warrants in a registered direct offering, which was priced at-the-market under applicable Nasdaq rules, for the second tranche gross proceeds of $5,000,000. Together with the approximately $15,000,000 in gross proceeds from the previously announced first tranche closing completed on February 27, 2025, the Company raised approximately $20,000,000 in aggregate gross proceeds from the offering before deducting placement agent fees and other offering expenses payable by the Company.

The Company derecognized the contingent forward contract liability representing the firm commitment for the second closing on April 7, 2025, the date of the second closing. The Company determined the fair value of the contingent forward contract liability to be $4,399,054 immediately prior to the second closing. During the three months ended March 31, 2025, the Company recorded a gain of $109,492 from the change in fair value of the contingent forward contract, which is included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

The Company agreed to pay Roth, acting as the placement agent, a cash fee of 7.5% of the gross proceeds the Company receives under the Purchase Agreement. During the three months ended March 31, 2025, the Company incurred an aggregate of $1,568,099 in placement agent fees and related offering expenses, of which $576,593 were allocated to the contingent forward contract and Series A and Series B warrants and expensed in Financing Fees, and $991,506 were allocated to the shares of common stock and Pre-Funded Warrants issued and sold in the first closing of the Offering and recorded as a reduction to APIC in stockholders’ equity.

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

The Company’s effective income tax rate was (0.3%) and (0.4%) for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. Certain provisions became effective in 2025, while others became effective in 2026. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements.

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

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended March 31, 2026
Sales	$5,153,843	$2,040,606	$—	$7,194,449
Cost of sales	3,886,113	1,717,088	—	5,603,201
Gross profit	1,267,730	323,518	—	1,591,248
Operating expenses:
Selling, general and administrative expenses	2,797,271	786,993	1,777,159	5,361,423
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	3,000,396	1,143,243	1,777,159	5,920,798
Operating loss	(1,732,666)	(819,725)	(1,777,159)	(4,329,550)
Other income (expenses):
Investment and other income	3,958	6,333	38,337	48,628
Gain on sale of assets	2,700	—	—	2,700
Interest expense	(6,733)	—	(126,716)	(133,449)
Gain on debt extinguishment	332,412	—	—	332,412
Other income (expense), net	332,337	6,333	(88,379)	250,291
Net loss before income taxes	$(1,400,329)	$(813,392)	$(1,865,538)	$(4,079,259)

Depreciation and amortization	$246,686	$375,851	$—	$622,537

Assets	$22,872,387	$15,616,779	$1,630,886	$40,120,052

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended March 31, 2025
Sales	$9,544,554	$3,092,084	$—	$12,636,638
Cost of sales	5,871,972	2,333,341	—	8,205,313
Gross profit	3,672,582	758,743	—	4,431,325
Operating expenses:
Selling, general and administrative expenses	3,847,500	976,674	1,215,124	6,039,298
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	4,050,625	1,332,924	1,215,124	6,598,673
Operating income (loss)	(378,043)	(574,181)	(1,215,124)	(2,167,348)
Other income (expenses):
Investment and other income	—	—	48,165	48,165
Fair value remeasurement of contingent forward contract	—	—	109,492	109,492
Fair value remeasurement of contingent value rights	—	—	19,179	19,179
Financing fees	—	—	(576,594)	(576,594)
Interest expense	—	—	(571,240)	(571,240)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other (expense) income, net	—	—	(1,314,469)	(1,314,469)
Net loss before income taxes	$(378,043)	$(574,181)	$(2,529,593)	$(3,481,817)

Depreciation and amortization	$251,050	$376,265	$—	$627,315

Assets	$25,302,335	$17,320,441	$1,804,896	$44,427,672

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below.

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$670,409	$—	$—	$670,409
Total	$670,409	$—	$—	$670,409

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$665,582	$—	$—	$665,582
Total	$665,582	$—	$—	$665,582

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended March 31, 2025
	Contingent value rights	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$(82,281)	$—	$(394,361)
Additions	—	—	(5,515,525)	(5,515,525)
Extinguishment of debt	—	82,281	—	82,281
Fair value adjustments	19,179	—	109,492	128,671
March 31, 2025	$(292,901)	$—	$(5,406,033)	$(5,698,934)

The estimated fair value of the Contingent Value Rights (“CVR”) as of March 31, 2026 and December 31, 2025 was $0, respectively. The Company recorded a $19,179 gain on the fair value remeasurement of the CVRs during the three months ended March 31, 2025.

The estimated fair value of the contingent forward contract was $0 as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value was considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $0 and $109,492 in the three months ended March 31, 2026 and 2025, respectively. See Note 9, Equity, for further information.

The fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2026.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of March 31, 2026 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 9, Equity, and Note 6, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

At the Market Offering

On April 8, 2026, the Company entered into a Sales Agreement (the “ Maxim Sales Agreement”) with Maxim Group, LLC (“Maxim” or the “Maxim Sales Agent”) with respect to an offering and sale, at any time and from time to time, of the Company’s common stock in an aggregate offering amount up to $3,599,586 under the Maxim Sales Agreement. Sales of common stock, if any, will solely be made in “at the market offerings”. The Company will pay the Maxim Sales Agent a cash commission in an amount up to 3.0% of the gross proceeds from each sale of shares sold pursuant to the Maxim Sales Agreement. To date, we have sold an aggregate of 38,524 shares for gross proceeds of $60,604 under this ATM facility.

Strategic Review Process

On April 9, 2026, the Company announced that its Board of Directors has authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success. In connection with the strategic review, the Company has engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review will consider a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources.

The Company has not set a timetable for the completion of a strategic transaction, and there can be no assurance that the exploration of a strategic transaction will result in any specific outcome.

MBB Energy Line of Credit Agreement

On April 14, 2026, the Board of Directors of the Company agreed to amend the Line of Credit Agreement and the Line of Credit Note in two principal respects: (i) to extend the Maturity Date by six (6) months to October 15, 2026 (“New Maturity Date”), and (ii) to increase the aggregate dollar capacity of the Line of Credit Agreement by fifty percent from a previous total of $1,000,000 to a new aggregate total of $1,500,000 (“Line of Credit Capacity”). Accordingly, the Company has amended the Line of Credit Agreement and amended the Line of Credit Note, in each case to reflect the New Maturity Date and increased Line of Credit Capacity.

SUNation NY Long-Term Note

On April 14, 2026, the Board of Directors approved entry into a “Debt Conversion Agreement” in connection with the conversion of up to $1,200,000 of debt payable under the Long-Term Note into shares of restricted common stock (the “Conversion Shares”) of the Company pursuant to Regulation D of the Securities Act of 1933, as amended, on the following terms: (1) the Conversion Shares shall consist of restricted shares of voting common stock, par value $0.05 per share, (2) the Conversion Shares, totaling 677,966 shares, were issued at a price per share of $1.77, which reflects a premium of 10% above both the closing price and the prior five day closing average of the Company’s common stock on Nasdaq Stock Market on April 13, 2026 (and also above the 5-day closing average), and (3) the Conversion Shares shall be locked-up (non-tradeable, non-transferable and non-saleable) for a period of 180 days from the date of issuance, and further subject to such other applicable SEC and Nasdaq Stock Market rules, regulations and restrictions, including Rule 144, on shares held by persons deemed to be control persons or affiliates of the Company.

The conversion of debt to equity of the Long-Term Note reduced the outstanding secured debt of the Company payable under the Long-Term Note in the near term by approximately $1,200,000. The Conversion Shares shall be issued to Messrs. Scott Maskin and James Brennan, each of whom is an affiliate and related party of the Company by virtue of their respective roles as chief executive officer and chief financial officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 20, 2026.

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

•our continuing and potential growth strategy depends on the continued origination of solar installation agreements;

•if we fail to manage our operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges;

•we need to raise additional capital to fund our operations and repay our obligations, which funding may not be available on favorable terms or at all and may lead to substantial dilution to our existing shareholders;

•there is substantial doubt about our ability to continue as a going concern, which conditions may adversely affect our stock price and our ability to raise capital;

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

•compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity;

•our financial performance;

•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;

•our anticipated use of our existing resources;

•our conducting and completion of a strategic review, and our pursuit of, and ability to successfully identify and execute, strategic transactions;

•our ability to preserve our existing cash resources; and

•our expectations regarding the value or recovery that may be available to our stockholders and other stakeholders as part of a strategic alternative transaction process.

Other risks and uncertainties are discussed more fully under the caption “Risk Factors” in our filings with the SEC, including in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Accordingly, you should not place undue reliance on forward-looking statements. To the extent permitted by applicable law, we expressly disclaim any intent or obligation to update any forward-looking statements to reflect subsequent events or circumstances.

Overview

SUNation Energy Inc. (herein referred to as “SUNation Energy,” “SUNE,” “our,” “we” or the “Company”) is a Delaware corporation, whose shares of Common Stock are listed on the Nasdaq Stock Market under its trading symbol “SUNE”.

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

The effect of the April Reverse Stock Split has been applied retroactively and is reflected in this Quarterly Report on Form 10-Q for all periods presented.

April 2026 Strategic Review Process

On April 9, 2026, the Company announced that its Board of Directors has authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success. In connection with the strategic review, the Company has engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review will consider a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources.

The Company has not set a timetable for the completion of a strategic transaction, and there can be no assurance that the exploration of a strategic transaction will result in any specific outcome. The Company does not intend to provide additional updates regarding this process unless the Board approves a particular course of action or determines additional disclosure is appropriate.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Consolidated Results

The following table summarizes our consolidated results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026		2025		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$7,194,449	100%	$12,636,638	100%	$(5,442,189)	-43.1%
Cost of sales	5,603,201	78%	8,205,313	65%	(2,602,112)	-31.7%
Gross profit	1,591,248	22%	4,431,325	35%	(2,840,077)	-64.1%
Operating expenses:
Selling, general and administrative expenses	5,361,423	75%	6,039,298	48%	(677,875)	-11.2%
Amortization expense	559,375	8%	559,375	4%	—	0.0%
Total operating expenses	5,920,798	82%	6,598,673	52%	(677,875)	-10.3%
Operating loss	(4,329,550)	-60%	(2,167,348)	-17%	(2,162,202)	99.8%
Other income (expense):
Investment and other income	48,628	1%	48,165	0%	463	1.0%
Gain on sale of assets	2,700	0%	—	0%	2,700
Fair value remeasurement of contingent forward contract	—	0%	109,492	1%	(109,492)	-100.0%
Fair value remeasurement of contingent value rights	—	0%	19,179	0%	(19,179)	-100.0%
Financing fees	—	0%	(576,594)	-5%	576,594	-100.0%
Interest expense	(133,449)	-2%	(571,240)	-5%	437,791	-76.6%
Gain (loss) on debt extinguishment	332,412	5%	(343,471)	-3%	675,883	-196.8%
Other income (expense), net	250,291	3%	(1,314,469)	-10%	1,564,760	-119.0%
Operating loss before income taxes	(4,079,259)	-57%	(3,481,817)	-28%	(597,442)	17.2%
Income tax expense	11,355	0%	14,615	0%	(3,260)	-22.3%
Net loss	$(4,090,614)	-57%	$(3,496,432)	-28%	$(594,182)	17.0%

Consolidated sales decreased $5,442,189, or 43.1% to $7,194,449 in the first quarter of 2026 from $12,636,638 in the first quarter of 2025, with a 53% decrease within residential contract revenue and a 3% decrease in service revenue, partially offset by a 15% increase in commercial revenue. On a consolidated basis, overall kilowatts installed on residential projects decreased 52%, revenue per residential installation increased 2% and the overall price per watt on residential projects decreased 6% in the first quarter of 2026 as compared to the first quarter of 2025. The overall decrease in residential revenue is driven by decreased customer demand due to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act.

Consolidated gross profit decreased to $1,591,248 in the first quarter of 2026 as compared to gross profit of $4,431,325 in the first quarter of 2025 due primarily to the decrease in revenue. Gross margin decreased to 22% during the first quarter of 2026 as compared to 35% in the first quarter of 2025 due to fixed costs in cost of sales not declining with the revenue decrease.

Consolidated operating expenses decreased 10% to $5,920,798 in the first quarter of 2026 as compared to $6,598,673 in the first quarter of 2025. Consolidated selling, general and administrative expenses decreased $677,875, or 11%, to

$5,361,423 in the first quarter of 2026 from $6,039,298 in the first quarter of 2025, due primarily to lower selling and marketing expenses on lower revenue and lower personnel costs on headcount reductions in the first quarter of 2026, partially offset by $531,503 in compensation expense related to the earnout liability as discussed in Note 6, Commitments and Contingencies Amortization expense remained flat at $559,375 in the first quarter of 2026 as compared to the same period of the prior year.

Consolidated other income (expense) increased by $1,564,760 to income of $250,291 in the first quarter of 2026 as compared to $1,314,469 of expense in the first quarter of 2025. The increase was primarily related to a $437,791 decrease in interest expense and a $675,883 increase in gain on debt extinguishment, partially offset by a $109,492 decrease in gain on fair value remeasurement of contingent forward contract.

Consolidated operating loss in the first quarter of 2026 was $4,329,550 as compared to $2,167,348 in the first quarter of 2025. Net loss in the first quarter of 2026 was $4,090,614, or $ (1.20) per diluted share, compared to net loss of $3,496,432, or $(106.71) per diluted share, in the first quarter of 2025.

SUNation NY Operating Results

SUNation NY revenue decreased 46% or $4,390,712, to $5,153,843 in the first quarter of 2026 as compared to $9,544,554 in first quarter of 2025. Revenue in the first quarters of 2026 and 2025 by type were as follows:

	Revenue by Type
	Three Months Ended March 31
	2026	2025
Residential contracts	$3,395,032	$7,896,122
Commercial contracts	1,347,306	1,275,888
Service revenue	411,505	372,544
	$5,153,843	$9,544,554

Residential contract revenue decreased $4,501,090, or 57%, due to a 57% decrease in number of systems installed, 54% decrease in kilowatts installed and a 7% decrease in revenue per install. This overall decrease is due partially to the decreased customer demand with the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act, along with a decrease in available install days due to weather-related events during the quarter. The weather-related events during the first quarter of 2026 resulted in 13.5 less available days to complete installations as compared to the same period of the prior year. Commercial contract revenue increased $71,418, or 6%. Service revenue increased $38,961, or 10%, due to an increase in battery installations.

Gross profit decreased 65% to $1,267,730 in the first quarter of 2026 as compared to gross profit of $3,672,582 in the first quarter of 2025 due primarily to the decrease in revenue and additional decrease in gross margin. Gross margin decreased to 24.6% in 2026 compared to 38.5% in 2025 due primarily to fixed labor and overhead costs that did not decrease at the same rate as the revenue decline.

Selling, general and administrative expenses decreased 27% or $1,050,229 to $2,797,271 in 2026 (54% as a percentage of sales) as compared to $3,847,500 in 2025 (40% as a percentage of sales), due primarily to decrease in selling and marketing expenses on lower residential contract revenue. Amortization expense remained flat at $203,125 in 2026 as compared to 2025.

HEC Operating Results

HEC sales decreased 34%, or $1,051,478, to $2,040,606 in the first quarter of 2026 as compared to $3,092,084 in the first quarter of 2025. Sales in 2026 and 2025 by type were as follows:

	Revenue by Type
	Three Months Ended March 31
	2026	2025
Residential contracts	$1,624,377	$2,738,800
Commercial contracts	126,136	—
Service revenue	290,093	353,284
	$2,040,606	$3,092,084

Residential contract sales decreased $1,114,423, or 41%, due to a 38% decrease in kilowatts installed, a 54% decrease in installations, partially offset by a 46% increase in battery attachment rates, which is driving a 27% increase in average revenue per system installed. In May 2025, Hawaii implemented a new Bring Your Own Device Plus (“BYOD Plus”) program. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. The overall decrease in residential installations is due to the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act. Service revenue decreased $63,191, or 18%, due to a decrease in repair and replacement installations.

Gross profit decreased 57% to $323,518 in the first quarter of 2026 as compared to gross profit of $758,743 in the first quarter of 2025 due primarily to the decrease in revenue and decrease in gross margin. Gross margin decreased to 15.9% in the first quarter of 2026 compared to 24.5% in the first quarter of 2025, driven by an increase in labor and overhead costs as a percentage of revenue.

Selling, general and administrative expenses decrease 19% to $786,993 in the first quarter of 2026 (39% as a percentage of sales) as compared to $976,674 in the first quarter of 2025 (32% as a percentage of sales), due primarily to a decrease in general excise tax on lower revenue and personnel expenses on headcount reductions. Amortization expense remained flat at $356,250 in 2026 as compared to 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $1,686,605 in cash, restricted cash and cash equivalents. Of this amount, $670,409 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

The Company had working capital deficit of $(3,509,756) at March 31, 2026, consisting of current assets of $9,049,534 and current liabilities of $12,559,290 compared to working capital of $1,066,408 at December 31, 2025.

Cash used in operating activities was $5,164,097 in the first three months of 2026 as compared to $3,403,349 in the same period of 2025. The increase in negative cash flow from operations is primarily driven by the increase in the net loss and an increase in payments against accounts payable. Significant working capital changes in the three months ended March 31, 2026 included a decrease of accounts payable of $2,782,565, an decrease in other assets of $1,273,206, and a decrease in accounts receivable of $942,875.

Net cash provided by investing activities was $2,700 in the first three months of 2026.

Net cash used in financing activities was $334,342 in the first three months of 2026 compared to $3,992,231 provided by in the same period of 2025. Net cash used in financing activities in the first three months of 2026 was related to $1,134,342 in payments against loans payable and related party loans payable, including the settlement of the debt with a former SUNation NY shareholder, partially offset by $800,000 in borrowings against the related party line of credit. Net cash provided by financing activities in the first three months of 2025 was due to $13,431,902 in net proceeds from the issuance of common stock under a registered direct offering and $351,372 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $9,401,939 in payments against loans payable and $389,104 in payments of contingent consideration.

In connection with the SUNation NY acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note became a senior secured instrument. Principal and interest payments under the amended Long-Term Note are payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and is based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and, if attained, shall be payable in fiscal year 2026, which payment is further conditioned on the continued employment of the note holders at the time of such earnout payment trigger date. See also Note 14, Subsequent Events, related to the conversion of $1,200,000 of debt into equity in April 2026, which reduced the Long-Term Note obligations thereunder.

Based on the Company’s current financial position, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Notes 6, 9 and 14, the Company raised capital and satisfied and reduced certain outstanding debt obligations during 2025 and 2026; however, there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. On February 27, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of an aggregate of $20.0 million in securities, with $15.0 million in gross proceeds in the first closing on February 27, 2025 and $5.0 million in gross proceeds in the second closing on April 7, 2025. The Company was able to use the proceeds to pay off approximately $12.6 million in 2025 in outstanding debt and contingent liability obligations and since April 2025, the Company has further reduced certain debt obligations. However, it has not been sufficient to cover all of the Company’s current and future obligations. Additional funding or other financing structures may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise additional funds, or further restructure remaining debt obligations, it would have a negative impact on the Company’s business, results of operations and financial condition. To the extent that additional funds are raised through the sale of equity or securities convertible into or exercisable for equity securities, the issuance of securities will result in dilution to the Company’s shareholders.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and such differences could be material to our financial position and results of operations. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. For additional information, please see the discussion of our critical accounting estimates in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

•In the prior year we identified a material weakness as a result of an aggregation of control deficiencies in our Information Technology (“IT”) controls, specifically around user access review, provisioning, change management, and cybersecurity of our accounting and customer resource management systems. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we concluded that our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no updates to our legal proceedings previously reported on our annual report on Form 10-K, filed on March 20, 2026.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in our Form 10-K filed with the SEC on March 23, 2026, other than as set forth below.

We periodically receive proposals to consider expansion, diversification and other forms of strategic transactions, and any such transactions that we may consider or consummate in the future could have negative consequences.

On April 9, 2026, the Company announced that its Board of Directors has authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success, and in connection therewith, the Company has engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review will consider a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources. Additionally, we have in the past and continue to periodically receive inquiries related to a range of strategic transactions and strategic alternatives, ranging from offers to acquire assets to grow our existing business to expansions to diversify our business and more. Strategic alternatives, if consummated, could take the form of mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

We expect to continue to devote substantial time, as well as substantial human and capital resources, to exploring legitimate strategic options that we believe may increase shareholder value. There can be no assurance that any of these proposals will result in a successful consummation, if pursued, or that they will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will lead to increased shareholder value or that it will ultimately result in a successful expansion or diversified business.

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

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. During the 2026, we have reduced headcount and related personnel costs as we adjust to the reduction in residential solar installation demand following the January 1, 2026 effective date of the loss of certain federal residential tax credits. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, we may seek to strategically roll up entities that we believe will be revenue accretive, and/or consider strategic transactions that may significantly alter our principal business focus or expand or diversify our business, in each case, such strategic transaction may result in a need to execute a financing, including potentially significant dilutive financings. Any of these events our costs may increase, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable during the reporting period. However, as discussed in Note 14, Subsequent Events, on April 14, 2026 the Board of Directors approved issuance of $1.2 million in restricted shares of the Company’s common stock related to the conversion of a portion of the Company’s Long-Term Note, pursuant to which (1) Mr. Scott Maskin was issued 554,712 shares of restricted common stock and (2) Mr. James Brennan was issued 123,254 shares of restricted common stock, each issuance at a price of $1.77 per share (a premium to both the stock price and 5-day average on April 13, 2026). In addition, such shares issued under the debt conversion agreement, are subject to a 6-month lock-up agreement, which is in addition to their other affiliate/control person restrictions.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits

The following exhibits are included herewith:

10.1

ATM Sales Agreement, dated April 8, 2026, between SUNation Energy, Inc. and Maxim Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2026)

10.2	Amendment to Secured Revolving Line of Credit Agreement, dated April 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2026)

10.3	Amended Secured Revolving Line of Credit Note, dated April 14, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2026)
10.4	Debt Conversion Agreement, dated April 14, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2026)
19	Insider Trading Policy
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNation Energy, Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: May 15, 2026		Chief Executive Officer

	By	/s/ Kristin A. Hlavka
Kristin A. Hlavka
Date: May 15, 2026		Chief Accounting Officer