Form 10-Q
period 2026-06-30
SUNation Energy, Inc.
filed 2026-08-12
CIK 22701

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 5, 2026	6,513,108

SUNATION ENERGY, INC.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30	December 31
	2026	2025
CURRENT ASSETS:
Cash and cash equivalents	$3,061,222	$7,182,344
Trade accounts receivable, less allowance for
credit losses of $332,210 and $308,629, respectively	3,188,317	4,239,483
Inventories	2,641,670	2,534,984
Prepaid income taxes	8,442	9,336
Related party receivables	21,145	21,412
Prepaid expenses	850,046	1,273,762
Costs and estimated earnings in excess of billings	201,938	658,177
Other current assets	576,581	554,481
TOTAL CURRENT ASSETS	10,549,361	16,473,979
PROPERTY, PLANT AND EQUIPMENT, net	891,812	1,015,528
OTHER ASSETS:
Goodwill	17,443,869	17,443,869
Operating lease right of use asset, net	3,160,176	3,315,411
Intangible assets, net	8,864,583	9,983,333
Other assets, net	12,000	12,000
TOTAL OTHER ASSETS	29,480,628	30,754,613
TOTAL ASSETS	$40,921,801	$48,244,120
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,604,277	$7,395,318
Accrued compensation and benefits	2,188,550	1,653,994
Operating lease liability	305,705	292,240
Accrued warranty	212,307	225,318
Other accrued liabilities	915,055	973,302
Refundable customer deposits	852,102	1,073,284
Billings in excess of costs and estimated earnings	2,470,138	1,663,867
Current portion of loans payable	73,329	366,824
Current portion of loans payable - related party	2,151,851	1,763,424
TOTAL CURRENT LIABILITIES	13,773,314	15,407,571
LONG-TERM LIABILITIES:
Loans payable and related interest	90,643	1,011,508
Loans payable and related interest - related party	2,616,196	3,457,864
Operating lease liability	3,001,228	3,158,478
Accrued compensation and benefits	916,674	863,693
TOTAL LONG-TERM LIABILITIES	6,624,741	8,491,543
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Series D preferred stock, par value $1.00 per share; 3,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, par value $0.05 per share; 1,000,000,000 shares authorized;
6,513,108 and 3,406,616 shares issued and outstanding, respectively	325,655	170,331
Additional paid-in capital	81,419,411	77,966,554
Accumulated deficit	(61,221,320)	(53,791,879)
TOTAL STOCKHOLDERS' EQUITY	20,523,746	24,345,006
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,921,801	$48,244,120

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Sales	$8,161,987	$13,064,254	$15,356,436	$25,700,892
Cost of sales	6,032,465	8,224,737	11,635,666	16,430,050
Gross profit	2,129,522	4,839,517	3,720,770	9,270,842
Operating expenses:
Selling, general and administrative expenses	4,183,097	6,443,729	9,544,519	12,483,027
Amortization expense	559,375	559,375	1,118,750	1,118,750
Transaction costs	570,516	—	570,516	—
Total operating expenses	5,312,988	7,003,104	11,233,785	13,601,777
Operating loss	(3,183,466)	(2,163,587)	(7,513,015)	(4,330,935)
Other income (expense):
Investment and other income	13,509	27,661	62,137	75,826
Gain on sale of assets	1,000	—	3,700	—
Fair value remeasurement of warrant liability	—	(7,531,044)	—	(7,531,044)
Fair value remeasurement of contingent forward contract	—	789,588	—	899,080
Fair value remeasurement of contingent value rights	—	6,271	—	25,450
Financing fees	—	(559,938)	—	(1,136,532)
Interest expense	(158,475)	(162,130)	(291,924)	(733,370)
Gain (loss) on debt extinguishment	—	—	332,412	(343,471)
Other (expense) income, net	(143,966)	(7,429,592)	106,325	(8,744,061)
Net loss before income taxes	(3,327,432)	(9,593,179)	(7,406,690)	(13,074,996)
Income tax expense	11,395	14,236	22,751	28,851
Net loss	(3,338,827)	(9,607,415)	(7,429,441)	(13,103,847)

Basic net loss per share	$(0.52)	$(3.14)	$(1.86)	$(8.42)
Diluted net loss per share	$(0.52)	$(3.14)	(1.86)	(8.42)

Weighted Average Basic Shares Outstanding	6,401,384	3,063,743	4,001,168	1,556,627
Weighted Average Dilutive Shares Outstanding	6,401,384	3,063,743	4,001,168	1,556,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN RSTOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Six Months Ended June 30, 2026

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2025	—	$—	3,406,616	$170,331	$77,966,554	$(53,791,879)	$24,345,006
Net loss	—	—	—	—	—	(7,429,441)	(7,429,441)
Issuance of common stock under Equity Incentive Plan	—	—	2	—	—	—	—
Issuance of common stock under PIPE offering, net of issuance costs	—	—	2,390,000	119,500	2,385,518	—	2,505,018
Issuance of common stock under related party debt conversion	—	—	677,966	33,898	1,057,627	—	1,091,525
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	38,524	1,926	—	—	1,926
Share based compensation	—	—	—	—	9,712	—	9,712
BALANCE AT JUNE 30, 2026	—	$—	6,513,108	$325,655	$81,419,411	$(61,221,320)	$20,523,746

For the Three Months Ended June 30, 2026

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT MARCH 31, 2026	—	$—	3,406,616	$170,331	$77,972,475	$(57,882,493)	$20,260,313
Net loss	—	—	—	—	—	(3,338,827)	(3,338,827)
Issuance of common stock under Equity Incentive Plan	—	—	2	—	—	—	—
Issuance of common stock under PIPE offering, net of issuance costs	—	—	2,390,000	119,500	2,385,518	—	2,505,018
Issuance of common stock under related party debt conversion	—	—	677,966	33,898	1,057,627	—	1,091,525
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	38,524	1,926	—	—	1,926
Share based compensation	—	—	—	—	3,791	—	3,791
BALANCE AT JUNE 30, 2026	—	$—	6,513,108	$325,655	$81,419,411	$(61,221,320)	$20,523,746
The accompanying notes are an integral part of the condensed consolidated financial statements.

For the Six Months Ended June 30, 2025

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2024	—	$—	9,343	$467	$51,445,995	$(42,899,046)	$8,547,416
Net loss	—	—	—	—	—	(13,103,847)	(13,103,847)
Issuance of common stock under Equity Incentive Plan	—	—	4	—	—	—	—
Issuance of common stock under registered direct offering, net of issuance costs	—	—	31,564	1,578	8,697,706	—	8,699,284
Issuance of common stock under pre-funded warrant exercises	—	—	55,392	2,770	8,308	—	11,078
Issuance of common stock under Series B warrant exercises	—	—	3,260,870	163,044	16,499,663	—	16,662,707
Issuance of Series D Preferred Stock	1	1	—	—	(1)	—	—
Cancellation of Series D Preferred Stock	(1)	(1)	—	—	1	—	—
Issuance of common stock on At-the-Market sales, net of issuance costs	—	—	762	37	351,335	—	351,372
Issuance of common stock on settlement of loss contingencies	—	—	6,065	304	880,452	—	880,756
Effect of reverse stock splits	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	53,276	—	53,276
BALANCE AT JUNE 30, 2025	—	$—	3,406,614	$170,331	$77,934,604	$(56,002,893)	$22,102,042

For the Three Months Ended June 30, 2025

	Series D				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE AT MARCH 31, 2025	1	$1	81,391	$4,070	$61,198,304	$(46,395,478)	$14,806,897
Net loss	—	—	—	—	—	(9,607,415)	(9,607,415)
Issuance of common stock under registered direct offering, net of issuance costs	—	—	21,739	1,086	216,306	—	217,392
Issuance of common stock under Series B warrant exercises	—	—	3,260,870	163,044	16,499,663		16,662,707
Cancellation of Series D Preferred Stock	(1)	(1)	—	—	1	—	—
Effect of reverse stock splits	—	—	42,614	2,131	(2,131)	—	—
Share based compensation	—	—	—	—	22,461	—	22,461
BALANCE AT JUNE 30, 2025	—	$—	3,406,614	$170,331	$77,934,604	$(56,002,893)	$22,102,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

SUNATION ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,429,441)	$(13,103,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,244,966	1,252,744
Share based compensation	9,712	53,276
Credit loss provision	23,581	(19,316)
Provision to write down inventories to net realizable value	17,934	28,033
Amortization of right of use asset	155,235	173,633
Fair value remeasurement of warrant liability	—	7,531,044
Fair value remeasurement of contingent forward contract	—	(899,080)
Fair value remeasurement of contingent value rights	—	(25,450)
(Gain) loss on extinguishment of debt	(332,412)	343,471
Gain on sale of assets	(3,700)	—
Interest and accretion expense	251,947	212,592
Changes in assets and liabilities:
Trade and related party accounts receivables	1,027,851	1,601,897
Inventories	(124,620)	357,644
Prepaid income taxes	894	(20,847)
Other assets	857,855	534,878
Accounts payable	(2,791,040)	(489,960)
Accrued compensation and benefits	587,537	403,470
Customer deposits	(221,183)	(336,485)
Other accrued liabilities	591,228	(496,763)
Accrued interest	(130,938)	(634,467)
Net cash used in operating activities	(6,264,594)	(3,533,533)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,500)	(8,817)
Proceeds from the sale of property, plant and equipment	3,700	—
Net cash provided by (used in) investing activities	1,200	(8,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings against related party working capital line of credit	800,000	—
Payments against loans payable	(881,947)	(8,514,664)
Payments against related party loans payable	(282,726)	(1,038,279)
Payments related to debt issuance costs	—	(38,613)
Payments related to equity issuance costs	(254,359)	(2,128,038)
Proceeds from the issuance of common stock under PIPE offering	2,700,700	—
Proceeds from the issuance of common stock and pre-funded warrants under registered direct offering	—	9,690,790
Proceeds from the issuance of common stock on the exercise of pre-funded warrants	—	11,078
Proceeds from the issuance of Series A and Series B warrants	—	10,298,134
Proceeds from the issuance of common stock under at-the-market offering	60,604	351,372
Payments for the termination of Series A warrants	—	(267,391)
Payment of contingent consideration related to acquisition	—	(2,500,000)
Net cash provided by financing activities	2,142,272	5,864,389
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,121,122)	2,322,039
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,182,344	1,151,348
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$3,061,222	$3,473,387

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Income taxes paid	$21,857	$49,698
Interest paid	105,249	1,139,593
NONCASH FINANCING AND INVESTING ACTIVITIES:
Conversion of related party debt to equity	1,091,525	—
Loss on extinguishment of debt	—	(343,471)
Issuance of common stock for the settlement of loss contingencies	—	880,756

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

On April 9, 2026, the Company announced that its Board of Directors had authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success. In connection with the strategic review, the Company has engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review included the consideration of a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources.

On June 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SUNation Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and Suniva, Inc., a Delaware corporate (“Suniva”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Suniva with Suniva surviving the merger as a wholly owned subsidiary of the Company (the “Suniva Merger”).

Concurrently with the execution of the Merger Agreement, certain key stockholders of the Company (solely in their respective capacities as SUNation stockholders) holding approximately 10.4% of the outstanding shares of the Company’s capital stock entered into voting agreements with the Company and Suniva to vote all of their shares of the Company capital stock in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby (the “Voting Agreements”).

A further detailed description of the proposed Suniva Merger, and the Voting Agreements is contained in the Company’s Form 8-K, dated June 8, 2026, including a copy of the Merger Agreement and Voting Agreement included as exhibits thereto.

The Company cannot currently set a definitive date for the completion of a strategic transaction, and there can be no assurance that the strategic transaction will result in the consummation thereof or any specific outcome; however, we currently anticipate the closing of the announced merger, assuming the satisfaction of all necessary conditions and regulatory clearances related thereto, would occur in the fourth quarter of 2026. Certain conditions and regulatory clearances and the timing related thereto may not be in our complete control and, therefore, the exact timeline to closing may change if or when needed.

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

Inventories

Inventories, which consist primarily of materials and supplies used in the installation of solar systems, are stated at the lower of cost or net realizable value, with costs computed on a weighted average cost basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost. The inventory reserve was $380,210 and $362,277 at June 30, 2026 and December 31, 2025, respectively.

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

Derivative Liabilities

The Company evaluates its contracts to determine if those contracts qualify as derivatives under ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then subsequently remeasured to fair value on each balance sheet date thereafter. Any changes in fair value are recorded in other income (expense) in the condensed consolidated statements of operations in the period of change.

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

Net Loss Per Share

Basic net loss attributable to common shareholders per common share is based on the weighted average number of common shares outstanding during each period. Diluted net loss attributable to common shareholders per common share adjusts for the dilutive effect of potential common shares outstanding. The Company’s only potential additional common shares outstanding are common shares that would result from the conversion of the convertible preferred shares, warrants, convertible debt and shares associated with the long-term incentive compensation plans, which resulted in no dilutive effect for the three and six months ended June 30, 2026 and June 30, 2025. The Company calculates the dilutive effect of outstanding warrants and unvested shares using the treasury stock method and the dilutive effect of outstanding preferred shares using the if-converted method. There were no options or deferred stock awards excluded from the calculation of diluted earnings per share because there were no outstanding options or deferred stock awards as of both June 30, 2026 and 2025. Restricted stock units totaling 1 and 5 would have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026 and 2025, respectively, even if there had not been a net loss in those periods, because the exercise price was greater than the average market price of common stock during the period.

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

The following table disaggregates revenue based on type:

	Revenue by Type
	Three Months Ended June 30
	SUNation NY		HEC
	2026	2025	2026	2025
Residential contracts	$3,022,948	$8,016,690	$2,526,115	$2,727,495
Commercial contracts	1,667,365	1,261,992	50,058	139,319
Service revenue	684,352	542,167	211,149	376,591
	$5,374,665	$9,820,849	$2,787,322	$3,243,405

	Revenue by Type
	Six Months Ended June 30
	SUNation NY		HEC
	2026	2025	2026	2025
Residential contracts	$6,417,981	$15,912,812	$4,150,492	$5,466,295
Commercial contracts	3,014,671	2,537,880	176,194	139,319
Service revenue	1,095,856	914,711	501,242	729,875
	$10,528,508	$19,365,403	$4,827,928	$6,335,489

The following table disaggregates revenue based on the timing of satisfaction of the performance obligations:

	Three Months Ended June 30
	SUNation NY		HEC
	2026	2025	2026	2025
Performance obligations satisfied at a point in time	$3,707,300	$8,558,857	$2,737,264	$3,104,086
Performance obligations satisfied over time	1,667,365	1,261,992	50,058	139,319
	$5,374,665	$9,820,849	$2,787,322	$3,243,405

	Six Months Ended June 30
	SUNation NY		HEC
	2026	2025	2026	2025
Performance obligations satisfied at a point in time	$7,513,837	$16,827,523	$4,651,734	$6,196,170
Performance obligations satisfied over time	3,014,671	2,537,880	176,194	139,319
	$10,528,508	$19,365,403	$4,827,928	$6,335,489

Contract Balances

Contract assets represent costs and earnings in excess of amounts billed and direct costs, including commissions, financing and permitting fees paid prior to recording revenue. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date and billings in excess of costs and earnings. Contract assets were $201,938,

$658,177, and $560,648 at June 30, 2026, December 31, 2025, and January 1, 2025, respectively. Contract liabilities were $3,322,240, $2,737,151, and $2,314,483 at June 30, 2026, December 31, 2025, and January 1, 2025, respectively. During the three and six months ended June 30, 2026, $699,538 and $2,117,541 within contract liabilities as of December 31, 2025 has been recognized within revenue, respectively.

NOTE 4 – CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025

Billings to date	$4,230,627	$3,828,333

Costs incurred on uncompleted contracts	818,024	1,001,817
Estimated earnings	942,465	1,162,649
Cost plus estimated earnings	1,760,489	2,164,466

Billings in excess of costs plus estimated earnings on uncompleted contracts	$2,470,138	$1,663,867

Costs and estimated earnings in excess of billings as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025

Costs incurred on uncompleted contracts	$2,426,776	$3,283,890
Estimated earnings	3,038,526	3,817,017
Total costs and estimated earnings	5,465,302	7,100,907
Billings to date	5,263,364	6,442,730
Costs and estimated earnings in excess of billings on uncompleted contracts	$201,938	$658,177

NOTE 5 –GOODWILL AND INTANGIBLE ASSETS

The Company reassesses the value of our reporting units and related goodwill balances annually on October 1 and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

The Company’s identifiable intangible assets with finite lives are being amortized over their estimated useful lives and were as follows:

		June 30, 2026
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(9,035,417)	$—	$8,864,583
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(10,685,417)	$(750,000)	$8,864,583

		December 31, 2025
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Impairment loss	Net
Tradenames & trademarks	8 years	$17,900,000	$(7,916,667)	$—	$9,983,333
Developed technology	4 years	2,400,000	(1,650,000)	(750,000)	—
		$20,300,000	$(9,566,667)	$(750,000)	$9,983,333

Amortization expense on these identifiable intangible assets was $559,375 during each of the three months ended June 30, 2026 and 2025, respectively and $1,118,750 during each of the six months ended June 30, 2026 and 2025, respectively. The estimated future amortization expense for identifiable intangible assets during the next fiscal years is as follows:

Quarter Ending and Year Ending December 31:
Q3 - Q4 2026	$1,118,750
2027	2,237,500
2028	2,237,500
2029	2,237,500
2030	1,033,333
Total	$8,864,583

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

Borrowings, if any, under the Revolver bear interest at a fixed annual rate of 8%, payable monthly in arrears on the first day of each calendar month. The Revolving Credit Agreement includes customary affirmative and negative covenants, as well as standard events of default, which, if triggered, may permit the lender to accelerate all outstanding obligations under the facility. The Company may repay outstanding borrowings at any time without penalty. As of June 30, 2026, $800,000 has been drawn on the Revolver and is included within “Current portion of loans payable – related party” within the condensed consolidated balance sheets. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the Revolving Credit Agreement.

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

There was no interest and accretion expense during the three months ended June 30, 2026 and 2025 and interest and accretion expense was $0 and $100,450 for six months ended June 30, 2026 and 2025, respectively. The loan was collateralized by all of Pineapple Energy LLC’s personal property and assets.

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

The Company incurred an aggregate of $348,065 in debt issuance costs that were recorded as a discount and were amortized using the effective interest method over the life of the Decathlon Fixed Loan using an effective interest rate of 21%. As of March 3, 2025, the combined loan and accrued interest balance, net of unamortized debt issuance costs, was $6,435,999 and the aggregate balance, together with accrued principal and interest, remaining under the Loan Agreement was $6,740,516; however, the parties to the Loan Agreement agreed to an early reduced aggregate remaining repayment amount of $6,229,875, which was paid on March 3, 2025, using a portion of the proceeds from the first tranche of the securities offering which occurred on February 27, 2025 (see Note 9, Equity, for further details). As a result of this complete repayment, the Decathlon Loan Agreement had been terminated (together with other agreements and instruments related thereto), and no further monthly or other payments or remuneration of any kind was to be paid or be payable following the termination of this Loan Agreement, and no early termination penalties or prepayment premium were incurred by the Company in connection with the termination of this Loan Agreement. The Company recorded a gain on extinguishment of debt of $230,924 in connection with the repayment of the loan, which represents the difference between (a) the reduced aggregate repayment amount and (b) the carrying amount of the loan at the repayment date, which included the outstanding principal and interest balance, plus the fair value of the embedded derivative liability, and less unamortized debt issuance costs.

There was no interest expense during the three months ended June 30, 2026 and 2025 and interest expense was $0 and $232,866 for the six months ended June 30, 2026 and 2025, respectively.

SUNation NY Long-Term Note and Earnout

In connection with the SUNation NY acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. Interest was due annually on each December 31st. As the debt was part of the SUNation NY purchase price allocation, the Company assessed the fair market value of the debt instrument at $4,830,533 at the asset acquisition date (a non-recurring Level 3 fair value input). The Company accretes the value of the debt over its life at a discount rate of 11.2%. The Long-Term Note may be prepaid at the Company’s option at any time without penalty.

On March 13, 2025, the Company paid the previously unpaid interest totaling $710,897, following the repayment in full of the Decathlon debt.

On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, became due and payable on May 1, 2028 (the “Maturity Date”), and such amended note (the “Long-Term Note”) became a senior secured instrument of the Company pursuant to a pledge agreement. The total balance of the Long-Term Note on April 10, 2025, was $5,605,436 and interest accrues at 8% per annum. Principal and interest payments under the Long-Term Note are payable monthly on the first day of each month commencing June 1, 2025, for thirty-six (36) consecutive months thereafter.

On April 14, 2026, the Company’s Board of Directors approved entry into a Debt Conversion Agreement (the “Conversion”) providing for the conversion of up to $1,200,000 of debt payable under the Long-Term Note into shares of common stock of the Company (the “Conversion Shares”) at a conversion price of $1.77 per share, reflecting a premium of approximately 10% above the closing price of the Company’s common stock on the Nasdaq Stock Market on April 13, 2026 and at or above the prior five day closing bid price, in compliance with Nasdaq listing rules.

In connection with the foregoing Conversion, the Company issued an aggregate of 677,966 Conversion Shares, of which 554,712 shares were issued to Scott Maskin and 123,254 shares were issued to James Brennan, the Company’s chief executive officer and chief financial officer, respectively, each of whom is an affiliate and related party of the Company.

The Company reduced the carrying amount of the Long-Term Note by the $1,091,525 fair value of the Conversion Shares (677,966 shares at $1.61 per share). Because the $1,200,000 reduction in the face amount of the Long-Term Note exceeded the fair value of the Conversion Shares issued, the Company recorded the $108,475 difference as a premium on the Long-Term Note, resulting in a net premium of $37,516 that is being amortized as a reduction of interest expense over the remaining term of the note under the effective interest method. No gain was recognized on the Conversion because the carrying amount of the Long-Term Note immediately before the Conversion was less than the total undiscounted future cash flows of the restructured note. Third-party costs incurred in connection with the Conversion were expensed as incurred.

Following the Conversion, the Long-Term Note bears interest at a stated rate of 8% per annum, has an effective interest rate of approximately 7.14%, and matures on May 1, 2028. The following represents the Long-Term Note balance as of June 30, 2026.

Outstanding principal and accrued interest	$3,930,531
Add: unamortized premium	37,516
Balance at June 30, 2026	$3,968,047

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

The earnout liability is accounted for under ASC 710 as a deferred compensation arrangement and was accreted to $2,303,182 over the requisite service period as it was deemed earned. The Company recorded interest and accretion expense of $60,332 during the three and six months ended June 30, 2026, respectively. The balance of the earnout liability at June 30, 2026 and December 31, 2025 was $2,363,513 and $1,535,454, respectively. Compensation expense related to the earnout liability totaled $236,224 and $512,821 for the three months ended June 30, 2026 and 2025, respectively, and $767,727 and $512,821 for the six months ended June 30, 2026 and 2025, respectively and is recorded in “Selling, general and administrative expenses.”

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

The Company did not record interest expense during the three months ended June 30, 2026 and 2025, respectively and recorded interest expense of $0 and $33,312 during the six months ended June 30, 2026 and 2025, respectively.

MBB Energy Bridge Loan

On July 22, 2024, the Company obtained bridge loan financing for working capital purposes from MBB, an affiliate of the Company (the “Original MBB Note”). On such date, MBB loaned the principal sum of $500,000 to the Company on an OID basis of 20% and accordingly, MBB advanced the sum of $400,000 to the Company (the “Initial MBB Loan”). The loans due to MBB accrued interest on the unpaid principal amount, without deduction for the OID, at an annual rate of 20%; provided that payment in full on the MBB Maturity Date (as defined below) would satisfy the interest accrual on the loans from initial issuance to the MBB Maturity Date. All such loans were secured by a pledge of all of the Company’s assets. The loans due to MBB were scheduled to become due on July 21, 2025 (the “MBB Maturity Date”). The loan was amended in 2024, with the last amendment occurring on August 16, 2024. These amendments increased the borrowing availability to an aggregate amount of $1,000,000.

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

The Company did not record interest expense during the three months ended June 30, 2026 and 2025, respectively and recorded interest expense of $0 and $34,900 during the six months ended June 30, 2026 and 2025, respectively.

Equipment Loans

The Company obtains various equipment loan agreements through SUNation NY. These loans are secured by machinery and equipment and expire at various dates through August 2029 with interest rates ranging from 4.5 to 9.7% per annum. The balance for the equipment loans recorded at June 30, 2026 and December 31, 2025 was $147,442 and $175,370, respectively. Interest expense was $3,244 and $4,332 for the three months ended June 30, 2026 and 2025, respectively and $6,851 and $8,909 for the six months ended June 30, 2026 and 2025, respectively.

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

Interest expense was $0 and $10,767 for the three months ended June 30, 2026 and 2025, respectively and $3,126 and $22,047 for the six months ended June 30, 2026 and 2025.

Other Contingencies

In the ordinary course of business, the Company is exposed to legal actions and claims and incurs costs to defend against these actions and claims. Company management is not aware of any outstanding or pending legal actions or claims that could materially affect the Company’s financial position or results of operations.

At December 31, 2024, the Company accrued $1,300,000 for loss contingencies related to certain prior securities issuances. During 2025, the Company settled this obligation by issuing 6,068 shares (1,213,656 shares prior to the April Reverse Stock Split) of common stock and payment of $740,458 in cash. There was no remaining accrual balance at June 30, 2026.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company has provided advances to employees resulting in a balance as of June 30, 2026 and December 31, 2025 of $21,145 and $21,412, respectively.

Leases

The Company leases its offices in Hawaii from a company owned by the prior owner of HEC, of whom is still an employee.

Debt

As of June 30, 2026, the Company only has outstanding related party debt under the SUNation NY Long-Term Note, earnout, and the Revolving Credit Agreement. The MBB Note was paid in full during the first quarter of 2025.

See further information regarding the related party debt, including the MBB Line of Credit facility within Note 6, Commitments and Contingencies.

On April 14, 2026, the Board of Directors of the Company approved the conversion of $1,200,000 million of the Long-Term Note to equity at a premium of 10% per share above both the closing price and the 5-day closing average of the Company’s common stock on Nasdaq Stock Market on April 13, 2026, thereby reducing the Company’s principal debt thereunder following this debt to equity conversion. The Long-Term Note is held by the Company’s chief executive officer and chief financial officer. See further information within Note 6, Commitment and Contingencies, related to the conversion of a portion of the Long-Term Note to equity.

NOTE 8 – SHARE-BASED COMPENSATION

2022 Equity Incentive Plan

On January 24, 2022 the CSI board of directors adopted, and on March 16, 2022 the Company’s shareholders approved, the Company’s 2022 Equity Incentive Plan (“2022 Plan”), which became effective on March 28, 2022. The 2022 Plan authorizes incentive awards to officers, key employees, non-employee directors, and consultants in the form of options

(incentive and non-qualified), stock appreciation rights, restricted stock awards, stock unit awards, and other stock-based awards. Following amendments approved on December 7, 2022 and July 19, 2024, the 2022 Plan authorizes the issuance of up to 67 shares of common stock. At June 30, 2026, 6 shares had been issued under the 2022 Plan, 1 share is subject to currently outstanding unvested restricted stock units (“RSUs”), and 60 shares were available for grant under future awards.

Changes in Restricted Stock Units Outstanding

The following table summarizes the changes in the number of RSUs during the six months ended June 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding – December 31, 2025	3	$170,500.00
Units Granted	—	—
Shares Issued	(2)	211,500.00
Forfeited	—	—
Outstanding – June 30, 2026	1	88,500.00

All RSUs and weighted average grant date fair value per share values have been adjusted to reflect the impact of the Reverse Stock Split of the common stock at ratios of 1-for-200 that became effective on April 21, 2025. See Note 1, "Nature of Operations," for further details.

Compensation Expense

Share-based compensation expense recognized for the three months ended June 30, 2026 and 2025 was $3,791 and $22,461, respectively and $9,712 and $53,276 for the six months ended June 30, 2026 and 2025, respectively. Unrecognized compensation expense related to outstanding RSUs was $1,755 at June 30, 2026 and is expected to be recognized over a weighted-average period of 0.5 years. Share-based compensation expense is recorded as a part of selling, general and administrative expenses.

Employee Stock Purchase Plan

On December 7, 2022, the Company’s shareholders approved an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees are able to acquire shares of common stock at a purchase price determined by the board of directors or compensation committee prior to the start of each six-month plan phase, which price may not be less than 85% of the fair market value of the lower of the value on the first day or the last day of the phase, or the value on the last day of the phase. The ESPP is considered compensatory under current Internal Revenue Service rules. At June 30, 2026, 2 shares remained available for purchase under the ESPP.

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

On April 8, 2026, the Company entered into a Sales Agreement (the “ Maxim Sales Agreement”) with Maxim Group, LLC (“Maxim” or the “Maxim Sales Agent”) with respect to an offering and sale, at any time and from time to time, of the Company’s common stock in an aggregate offering amount up to $3,599,586 under the Maxim Sales Agreement. Sales of common stock, if any, will solely be made in “at the market offerings”. The Company will pay the Maxim Sales Agent a cash commission in an amount up to 3.0% of the gross proceeds from each sale of shares sold pursuant to the Maxim Sales Agreement. As of June 30, 2026, we have sold an aggregate of 38,524 shares for gross proceeds of $60,604 under this ATM facility.

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

The Company determined that the second closing of the Offering represents a firm commitment and a contingent forward contract to issue and sell additional shares of common stock or Pre-Funded Warrants and the Series A Warrants and Series B Warrants conditioned following receipt of approval by the Company’s stockholders for the issuance of the Series A Warrants, Series B Warrants and the shares of common stock underlying such warrants. The Company determined that the contingent forward contract is a freestanding financial instrument that does not meet the requirements for equity classification due to certain settlement provisions that fail the indexation guidance in ASC 815-40 and meets the definition of a derivative. As a result, the contingent forward contract was recorded as a liability initially at its fair value on the date of issuance and was subsequently remeasured to fair value on each balance sheet date until the underlying instruments are issued and sold in the second tranche closing of the Offering. The Company determined the initial fair value of the contingent forward contract to be $5,515,525.

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

June 2026 Offering

On June 7, 2026, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with certain institutional and accredited investors for the purchase and sale of an aggregate of 2,390,000 shares of common stock of the Company, par value $0.05 per share (the “PIPE Shares”), for gross proceeds of $2,700,700, which PIPE Shares were priced at market at $1.13 per share, based on the closing price of the Company’s Common Stock on the Nasdaq Capital Market on June 5, 2026 (the “PIPE Offering”). There are no warrants in this offering, and no price adjustment features related to the PIPE Shares. The PIPE Shares have not been registered under the Securities Act of 1933 and were offered pursuant to exemption from registration.

The PIPE Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. The closing of the Offering closed on June 9, 2026. The Company intends to use the net proceeds from the Offering to fund the Company’s working capital and general corporate purposes.

Concurrently with the entry into the PIPE Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors for the registration for resale of the PIPE Shares pursuant to a registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). Following the effectiveness of the resale Registration Statement, the Company is obligated to keep Registration Statement continuously effective from the date on which the SEC declares the Registration Statement effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by such Registration Statement have been sold pursuant to a registration statement under the Securities Act or under Rule 144 as promulgated by the SEC under the Securities Act, or otherwise shall have ceased to be Registrable Securities. The Company will be responsible for the registration expenses incurred in connection with the registration statement.

In connection with the Offering, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”), dated as of June 5, 2026, between the Company, Maxim Capital Group LLC (“Maxim”, with Roth Capital Partners, LLC as a beneficially of certain provisions related thereto). The Company engaged Maxim to act as the Company’s placement agent in connection with the Offering. The Company agreed to pay Maxim a cash fee of 4.5% of the gross proceeds the Company receives under the Purchase Agreement, as well as certain expenses of the offering.

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

The Company’s effective income tax rate was (0.3%) and (0.1%) for the three months ended June 30, 2026 and 2025, respectively and (0.3%) and (0.2%) for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate differs from the federal tax rate of 21% due to state income taxes and changes in valuation allowances related to deferred tax assets.

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

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended June 30, 2026
Sales	$5,374,665	$2,787,322	$—	$8,161,987
Cost of sales	3,959,265	2,073,200	—	6,032,465
Gross profit	1,415,400	714,122	—	2,129,522
Operating expenses:
Selling, general and administrative expenses	2,351,425	826,553	1,005,119	4,183,097
Amortization expense	203,125	356,250	—	559,375
Transaction costs	—	—	570,516	570,516
Total operating expenses	2,554,550	1,182,803	1,575,635	5,312,988
Operating loss	(1,139,150)	(468,681)	(1,575,635)	(3,183,466)
Other income (expense):
Investment and other income	6,394	—	7,115	13,509
Gain on sale of assets	—	—	1,000	1,000
Interest expense	(75,177)	—	(83,298)	(158,475)
Other (expense) income, net	(68,783)	—	(75,183)	(143,966)
Net loss before income taxes	$(1,207,933)	$(468,681)	$(1,650,818)	$(3,327,432)

Depreciation and amortization	$246,727	$375,702	$—	$622,429

Capital expenditures	$2,500	$—	$—	$2,500

Assets	$22,759,005	$15,225,023	$2,937,773	$40,921,801

			Corporate and
	SUNation NY	HEC	Other	Total
Three Months Ended June 30, 2025
Sales	$9,820,849	$3,243,405	$—	$13,064,254
Cost of sales	5,859,827	2,364,910	—	8,224,737
Gross profit	3,961,022	878,495	—	4,839,517
Operating expenses:
Selling, general and administrative expenses	3,746,504	1,021,320	1,675,905	6,443,729
Amortization expense	203,125	356,250	—	559,375
Total operating expenses	3,949,629	1,377,570	1,675,905	7,003,104
Operating income (loss)	11,393	(499,075)	(1,675,905)	(2,163,587)
Other income (expense):
Investment and other income	—	—	27,661	27,661
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract	—	—	789,588	789,588
Fair value remeasurement of contingent value rights	—	—	6,271	6,271
Financing fees	—	—	(559,938)	(559,938)
Interest expense	—	—	(162,130)	(162,130)
Other (expense) income, net	—	—	(7,429,592)	(7,429,592)
Net loss before income taxes	$11,393	$(499,075)	$(9,105,497)	$(9,593,179)

Depreciation and amortization	$251,048	$374,381	$—	$625,429

Capital expenditures	$—	$8,817	$—	$8,817

Assets	$24,140,111	$16,935,705	$3,054,034	$44,129,850

			Corporate and
	SUNation NY	HEC	Other	Total
Six Months Ended June 30, 2026
Sales	$10,528,508	$4,827,928	$—	$15,356,436
Cost of sales	7,845,378	3,790,288	—	11,635,666
Gross profit	2,683,130	1,037,640	—	3,720,770
Operating expenses:
Selling, general and administrative expenses	5,148,696	1,613,546	2,782,277	9,544,519
Amortization expense	406,250	712,500	—	1,118,750
Transaction costs	—	—	570,516	570,516
Total operating expenses	5,554,946	2,326,046	3,352,793	11,233,785
Operating loss	(2,871,816)	(1,288,406)	(3,352,793)	(7,513,015)
Other income (expense):
Investment and other income	—	337	61,800	62,137
Gain on sale of assets	—	—	3,700	3,700
Interest expense	—	—	(291,924)	(291,924)
Gain on debt extinguishment	—	—	332,412	332,412
Other income (expense), net	—	337	105,988	106,325
Net loss before income taxes	$(2,871,816)	$(1,288,069)	$(3,246,805)	$(7,406,690)

Depreciation and amortization	$493,413	$751,553	$—	$1,244,966

Capital expenditures	$2,500	$—	$—	$2,500

			Corporate and
	SUNation NY	HEC	Other	Total
Six Months Ended June 30, 2025
Sales	$19,365,403	$6,335,489	$—	$25,700,892
Cost of sales	11,731,799	4,698,251	—	16,430,050
Gross profit	7,633,604	1,637,238	—	9,270,842
Operating expenses:
Selling, general and administrative expenses	7,594,004	1,997,994	2,891,029	12,483,027
Amortization expense	406,250	712,500	—	1,118,750
Total operating expenses	8,000,254	2,710,494	2,891,029	13,601,777
Operating (loss) income	(366,650)	(1,073,256)	(2,891,029)	(4,330,935)
Other income (expenses):
Investment and other income	—	—	75,826	75,826
Fair value remeasurement of warrant liability	—	—	(7,531,044)	(7,531,044)
Fair value remeasurement of contingent forward contract	—	—	899,080	899,080
Fair value remeasurement of contingent value rights	—	—	25,450	25,450
Financing fees	—	—	(1,136,532)	(1,136,532)
Interest expense	—	—	(733,370)	(733,370)
Loss on debt extinguishment	—	—	(343,471)	(343,471)
Other (expense) income, net	—	—	(8,744,061)	(8,744,061)
Net loss before income taxes	$(366,650)	$(1,073,256)	$(11,635,090)	$(13,074,996)

Depreciation and amortization	$502,098	$750,646	$—	$1,252,744

Capital expenditures	$—	$8,817	$—	$8,817

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below.

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$675,258	$—	$—	$675,258
Total	$675,258	$—	$—	$675,258

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$665,582	$—	$—	$665,582
Total	$665,582	$—	$—	$665,582

The following tables present reconciliations of recurring fair value measurements that use significant unobservable inputs (Level 3):

	Three Months Ended June 30, 2025
	Contingent value rights	Warrant liability	Contingent forward contract	Total
March 31, 2025	$(292,901)	$—	$(5,406,033)	$(5,698,934)
Additions	—	(9,399,054)	—	(9,399,054)
Warrant exercise	—	16,662,707	—	16,662,707
Fair value adjustments	6,271	(7,531,044)	789,588	(6,735,185)
Settlement	—	267,391	4,616,445	4,883,836
June 30, 2025	$(286,630)	$—	$—	$(286,630)

	Six Months Ended June 30, 2025
	Contingent value rights	Warrant liability	Embedded derivative liability	Contingent forward contract	Total
December 31, 2024	$(312,080)	$—	$(82,281)	$—	$(394,361)
Additions	—	(9,399,054)	—	(5,515,525)	(14,914,579)
Extinguishment of debt	—	—	82,281	—	82,281
Warrant exercise	—	16,662,707	—	—	16,662,707
Fair value adjustments	25,450	(7,531,044)	—	899,080	(6,606,514)
Settlement	—	267,391	—	4,616,445	4,883,836
June 30, 2025	$(286,630)	$—	$—	$—	$(286,630)

The estimated fair value of the Contingent Value Rights (“CVR”) as of June 30, 2026 and December 31, 2025 was $0, respectively. The Company recorded a $25,450 gain on the fair value remeasurement of the CVRs during the six months ended June 30, 2025.

The estimated fair value of the contingent forward contract was $0 as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value was considered a Level 3 measurement and the fair value of the contingent forward contract is determined using a Monte Carlo simulation. As a result of the fair value remeasurement, the Company recorded a remeasurement gain of $789,588 and $899,080 in the three and six months ended June 30, 2025, respectively. See Note 9, Equity, for further information.

The fair value remeasurements noted above were recorded within other (expense) income in the condensed consolidated statements of operations.

We record transfers between levels of the fair value hierarchy, if necessary, at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2026.

NOTE 13 – GOING CONCERN

The Company’s financial statements as of June 30, 2026 have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Based on the Company’s current financial position, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Note 9, Equity, and Note 6, Commitments and Contingencies, the Company raised capital and satisfied certain outstanding debt obligations during 2025, however there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events that require further disclosure.

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

Recent Development: Proposed Merger with Suniva

On April 9, 2026, the Company announced that its Board of Directors, including the approval of the Board’s “Transaction Committee”, had authorized the formal review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success. The Transaction Committee is comprised of independent members of the Board. In connection with the strategic review, the Company had engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review included the consideration of a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources.

On June 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SUNation Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and Suniva, Inc., a Delaware corporate (“Suniva”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Suniva with Suniva surviving the merger as a wholly owned subsidiary of the Company (the “Suniva Merger”).

Concurently with the execution of the Merger Agreement, certain key stockholders of the Company (solely in their respective capacities as SUNation stockholders) holding approximately 10.4% of the outstanding shares of the Company’s capital stock entered into voting agreements with the Company and Suniva to vote all of their shares of the Company’s capital stock in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby (the “Voting Agreements”).

Subject to the terms and conditions of the Merger Agreement, assuming consummation thereof, at the effective time of the Merger (the “Effective Time”): (a) each then-outstanding share of Suniva capital stock (including shares of Suniva common stock and shares of Suniva preferred stock) will be converted into the right to receive a number of shares of the Company’s common stock calculated in accordance with the Merger Agreement (the “Exchange Ratio”); (b) each then-outstanding Suniva warrant will be cancelled at the Effective Time, with each warrantholder entitled to receive for each warrant share a number of shares of the Company’s common stock equal to the Exchange Ratio, the per share exercise price of the warrant; and (c) each then-outstanding Suniva restricted stock unit will be fully vested and converted into shares of the Company’s common stock at the Exchange Ratio. Additionally, pursuant to the terms of the Merger Agreement, in addition to the conversion of 50% of the remaining secured long-term debt obligations of the Company into shares of common stock, the terms of which conversion to equity shall be subject to approval of the Company’s stockholders at the special meeting which shall be called to approve the proposed Merger and related matters, Suniva shall also pay to the Company at the closing of the proposed Merger approximately $3.75 million in cash in satisfaction of the current secured long-term debt of the Company.

Under the Exchange Ratio in the Merger Agreement, upon the closing of the Merger, on a pro forma basis and based upon the number of shares of the Company’s common stock expected to be issued in the Merger, pre-Merger Suniva stockholders are expected to own approximately 98.2% of the combined company and pre-Merger SUNation stockholders are expected to own approximately 1.8% of the combined company. The percentage of the combined company that each party’s stockholders will own following the closing is subject to adjustments as described in the Merger Agreement for the amount of the Company’s net cash at closing relative to a specified target.

For purposes of calculating the Merger Consideration, (a) shares of the Company’s common stock underlying the Company’s stock options, warrants and other rights to receive shares outstanding as of immediately prior to the closing of the Merger will be deemed to be outstanding, (b) shares of the Company’s common stock issuable upon the settlement of our restricted stock units (excluding performance-based restricted stock units for which the performance condition has not been met) will be deemed to be outstanding, and (c) all shares of Suniva common stock underlying outstanding Suniva stock options, Suniva restricted stock units and Suniva warrants will be deemed to be outstanding.

In connection with the Merger, the Company will seek the approval of its stockholders of, among other things, (a) the issuance of shares of the Company’s common stock in connection with the Merger on the terms and conditions set forth in the Merger Agreement, (b) if Suniva deems it advisable, an amendment and restatement of the Company’s amended certificate of incorporation, (c) if deemed necessary by the Company and Suniva, an amendment to the Company’s amended certificate of incorporation to effect a reverse stock split of all outstanding Company shares of common stock, (d) the conversion of certain secured insider/ related party debt to the Company’s common stock, and (e) an increase in the number of shares of the Company’s common stock reserved for issuance under the existing Company equity incentive plan of no less than 5% of the projected total post-Merger number of outstanding shares of the Company’s common stock. To the extent necessary or deemed appropriate, additional proposals may be added by the Company’s board of directors, which will be included in any prospectus/proxy statement relating to the special meeting of stockholders.

Each of the Company and Suniva has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (a) using commercially reasonable efforts to obtain the requisite approval of its stockholders, (b) non-solicitation of alternative acquisition proposals, (c) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger,

(d) the Company using commercially reasonable efforts to maintain the existing listing of the Company’s common stock on The Nasdaq Capital Market and cause the shares of the Company’s common stock to be issued in connection with the Merger to be approved for listing on The Nasdaq Capital Market prior to the closing of the Merger and (e) the Company’s filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register the shares of the Company’s common stock to be issued in connection with the Merger (the “Registration Statement”).

Consummation of the proposed Merger is subject to certain closing conditions, including, among other things, (a) approval by the Company’s stockholders of the matters being put to their vote, (b) approval by the requisite Suniva stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (c) Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the Merger, (d) the effectiveness of the Registration Statement, and (e) the Company’s net cash not being less than negative $1,500,000. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger.

The Merger Agreement also contains customary termination rights of each of the Company and Suniva. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Suniva a termination fee of $1,000,000, and Suniva may be required to pay the Company a termination fee of $1,000,000. The Merger Agreement may be terminated if the Merger has not been consummated on or before January 30, 2027, subject to a potential sixty (60)-day extension in certain circumstances as set forth in the Merger Agreement. At the Effective Time, assuming consummation of the proposed Merger, the Board of Directors of SUNation is expected to consist of five members, all of whom will be designated by Suniva.

In connection with the proposed Merger between the Company and Suniva, the Company intends to file relevant materials with the SEC, including a registration statement on Form S-4 that will contain a proxy statement/prospectus of relating to the proposed Merger and containing the proposals to be voted upon by the shareholders of record as the date to be set forth therein.

Following submission of our SEC filings related to the proposed Merger, SUNATION ENERGY URGES INVESTORS AND STOCKHOLDERS TO READ THE REGISTRATION STATEMENT, PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT MAY BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS, SUPPLEMENTS OR DOCUMENTS INCORPORATED BY REFERENCE IN OR TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT SUNATION, SUNIVA, THE PROPOSED TRANSACTION AND RELATED MATTERS. Investors and stockholders will be able to obtain free copies of the proxy statement/prospectus and other documents filed by SUNation Energy with the SEC (when they become available) through the website maintained by the SEC at www.sec.gov. In addition, investors and stockholders should note that SUNation Energy communicates with investors and the public using its website (www.sunation.com) and the investor relations website (ir.sunation.com) where anyone will be able to obtain free copies of the proxy statement/prospectus and other documents filed by SUNation with the SEC and stockholders are urged to read the proxy statement/prospectus and the other relevant materials when they become available before making any voting or investment decision with respect to the proposed transaction.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Consolidated Results

The following table summarizes our consolidated results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30
	2026		2025		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$8,161,987	100%	$13,064,254	100%	$(4,902,267)	-37.5%
Cost of sales	6,032,465	74%	8,224,737	63%	(2,192,272)	-26.7%
Gross profit	2,129,522	26%	4,839,517	37%	(2,709,995)	-56.0%
Operating expenses:
Selling, general and administrative expenses	4,183,097	51%	6,443,729	49%	(2,260,632)	-35.1%
Amortization expense	559,375	7%	559,375	4%	—	0.0%
Transaction costs	570,516	7%	—	0%	570,516
Total operating expenses	5,312,988	65%	7,003,104	54%	(1,690,116)	-24.1%
Operating loss	(3,183,466)	-39%	(2,163,587)	-17%	(1,019,879)	47.1%
Other income (expense):
Investment and other income	13,509	0%	27,661	0%	(14,152)	-51.2%
Gain on sale of assets	1,000	0%	—	0%	1,000
Fair value remeasurement of warrant liability	—	0%	(7,531,044)	-58%	7,531,044	-100.0%
Fair value remeasurement of contingent forward contract	—	0%	789,588	6%	(789,588)	-100.0%
Fair value remeasurement of contingent value rights	—	0%	6,271	0%	(6,271)	-100.0%
Financing fees	—	0%	(559,938)	-4%	559,938	-100.0%
Interest expense	(158,475)	-2%	(162,130)	-1%	3,655	-2.3%
Other (expense) income, net	(143,966)	-2%	(7,429,592)	-57%	7,285,626	-98.1%
Operating loss before income taxes	(3,327,432)	-41%	(9,593,179)	-73%	6,265,747	-65.3%
Income tax expense	11,395	0%	14,236	0%	(2,841)	-20.0%
Net loss	$(3,338,827)	-41%	$(9,607,415)	-74%	$6,268,588	-65.2%

Consolidated sales decreased $4,902,267, or 37.5% to $8,161,987 in the second quarter of 2026 from $13,064,254 in the second quarter of 2025, with a 48% decrease within residential contract revenue and a 3% decrease in service revenue, partially offset by a 23% increase in commercial revenue. On a consolidated basis, overall kilowatts installed on residential projects decreased 46%, revenue per residential installation decreased 5% and the overall price per watt on residential projects decreased 5% in the second quarter of 2026 as compared to the second quarter of 2025. The overall decrease in residential revenue is driven by decreased customer demand due to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act.

Consolidated gross profit decreased to $2,129,522 in the second quarter of 2026 as compared to gross profit of $4,839,517 in the second quarter of 2025 due primarily to the decrease in revenue. Gross margin decreased to 26% during the second quarter of 2026 as compared to 37% in the second quarter of 2025 due to fixed costs in cost of sales not declining with the revenue decrease.

Consolidated operating expenses decreased 24% to $5,312,988 in the second quarter of 2026 as compared to $7,003,104 in the second quarter of 2025. Consolidated selling, general and administrative expenses decreased $2,260,632, or 35%, to $4,183,097 in the second quarter of 2026 from $6,443,729 in the second quarter of 2025, due primarily to lower selling and marketing expenses on lower revenue and lower personnel costs on headcount reductions during the first half of 2026. Amortization expense remained flat at $559,375 in the second quarter of 2026 as compared to the same period of the prior year. The Company incurred $570,516 in transaction costs during the second quarter of 2026 related to the proposed Suniva Merger.

Consolidated other (expense) income decreased by $7,285,626 to expense of $143,966 in the second quarter of 2026 as compared to $7,429,592 of expense in the second quarter of 2025. The decrease was primarily related to a $7,531,044 fair value remeasurement loss in the prior year, and $559,938 in financing fees in the prior year, partially offset by a $789,588 decrease in gain on fair value remeasurement of contingent forward contract.

Consolidated operating loss in the second quarter of 2026 was $3,183,466 as compared to $2,163,587 in the second quarter of 2025. Net loss in the second quarter of 2026 was $3,338,827, or $(0.52) per diluted share, compared to net loss of $9,607,415, or $(3.14) per diluted share, in the second quarter of 2025.

SUNation NY Operating Results

SUNation NY revenue decreased 45% or $4,446,184, to $5,374,665 in the second quarter of 2026 as compared to $9,820,849 in second quarter of 2025. Revenue in the second quarters of 2026 and 2025 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2026	2025
Residential contracts	$3,022,948	$8,016,690
Commercial contracts	1,667,365	1,261,992
Service revenue	684,352	542,167
	$5,374,665	$9,820,849

Residential contract revenue decreased $4,993,742, or 62%, due to a 59% decrease in number of systems installed, 55% decrease in kilowatts installed and an 8% decrease in revenue per install. This overall decrease is due partially to the decreased customer demand with the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act. Commercial contract revenue increased $405,373, or 32%. Service revenue increased $142,185, or 26%, due primarily to an increase in remove and reinstall projects.

Gross profit decreased 64% to $1,415,400 in the second quarter of 2026 as compared to gross profit of $3,961,022 in the second quarter of 2025 due primarily to the decrease in revenue and additional decrease in gross margin. Gross margin decreased to 26.3% in 2026 compared to 40.3% in 2025 due primarily to fixed labor and overhead costs that did not decrease at the same rate as the revenue decline.

Selling, general and administrative expenses decreased 37% or $1,395,079 to $2,351,425 in 2026 (44% as a percentage of sales) as compared to $3,746,504 in 2025 (38% as a percentage of sales), due primarily to a decrease in selling and marketing expenses on lower residential contract revenue and lower personnel costs on headcount reductions during the first half of 2026. Amortization expense remained flat at $203,125 in 2026 as compared to 2025.

HEC Operating Results

HEC sales decreased 14%, or $456,083, to $2,787,322 in the second quarter of 2026 as compared to $3,243,405 in the second quarter of 2025. Sales in 2026 and 2025 by type were as follows:

	Revenue by Type
	Three Months Ended June 30
	2026	2025
Residential contracts	$2,526,115	$2,727,495
Commercial contracts	50,058	139,319
Service revenue	211,149	376,591
	$2,787,322	$3,243,405

Residential contract sales decreased $201,380, or 7%, due to a 9% decrease in kilowatts installed and a 16% decrease in installations, , partially offset by a 28% increase in battery attachment rates, which is driving a 10% increase in average revenue per system installed. In May 2025, Hawaii implemented a new Bring Your Own Device Plus (“BYOD Plus”) program. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. The overall decrease in residential installations is due to the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act. Service revenue decreased $165,442, or 44%, due to a decrease in repair and replacement installations.

Gross profit decreased 19% to $714,122 in the second quarter of 2026 as compared to gross profit of $878,495 in the second quarter of 2025 due primarily to the decrease in revenue and decrease in gross margin. Gross margin decreased to 25.6% in the second quarter of 2026 compared to 27.1% in the second quarter of 2025, driven by an increase in labor and overhead costs as a percentage of revenue.

Selling, general and administrative expenses decrease 19% to $826,553 in the second quarter of 2026 (30% as a percentage of sales) as compared to $1,021,320 in the second quarter of 2025 (31% as a percentage of sales), due primarily to a decrease in general excise tax on lower revenue and personnel expenses on headcount reductions. Amortization expense remained flat at $356,250 in 2026 as compared to 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Consolidated Results

The following table summarizes our consolidated results for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30
	2026		2025		Change
	Amount	% of Sales	Amount	% of Sales	$	%

Sales	$15,356,436	100%	$25,700,892	100%	$(10,344,456)	-40.2%
Cost of sales	11,635,666	76%	16,430,050	64%	(4,794,384)	-29.2%
Gross profit	3,720,770	24%	9,270,842	36%	(5,550,072)	-59.9%
Operating expenses:
Selling, general and administrative expenses	9,544,519	62%	12,483,027	49%	(2,938,508)	-23.5%
Amortization expense	1,118,750	7%	1,118,750	4%	—	0.0%
Transaction costs	570,516	4%	—	0%	570,516
Total operating expenses	11,233,785	73%	13,601,777	53%	(2,367,992)	-17.4%
Operating loss from continuing operations	(7,513,015)	-49%	(4,330,935)	-17%	(3,182,080)	73.5%
Other income (expense):
Investment and other income	62,137	0%	75,826	0%	(13,689)	-18.1%
Gain on sale of assets	3,700	0%	—	0%	3,700
Fair value remeasurement of warrant liability	—	0%	(7,531,044)	-29%	7,531,044	-100.0%
Fair value remeasurement of contingent forward contract	—	0%	899,080	3%	(899,080)	-100.0%
Fair value remeasurement of contingent value rights	—	0%	25,450	0%	(25,450)	-100.0%
Financing fees	—	0%	(1,136,532)	-4%	1,136,532	-100.0%
Interest expense	(291,924)	-2%	(733,370)	-3%	441,446	-60.2%
Gain (loss) on debt extinguishment	332,412	2%	(343,471)	-1%	675,883	-196.8%
Other income (expense), net	106,325	1%	(8,744,061)	-34%	8,850,386	-101.2%
Operating loss from continuing operations before income taxes	(7,406,690)	-48%	(13,074,996)	-51%	5,668,306	-43.4%
Income tax expense	22,751	0%	28,851	0%	(6,100)	-21.1%
Net loss	$(7,429,441)	-48%	$(13,103,847)	-51%	$5,674,406	-43.3%

Consolidated sales decreased $10,344,456, or 40.2% to $15,356,436 in the first six months of 2026 from $25,700,892 in the first six months of 2025, with a 51% decrease within residential contract revenue and a 3% decrease in service revenue, partially offset by a 19% increase in commercial revenue. On a consolidated basis, overall kilowatts installed on residential projects decreased 49%, revenue per residential installation decreased 3% and the overall price per watt on residential projects decreased 6% in the first six months of 2026 as compared to the first six months of 2025. The overall decrease in residential revenue is driven by decreased customer demand due to the expiration of federal tax credits at December 31, 2025 under the passing of the One Big Beautiful Bill Act.

Consolidated gross profit decreased to $3,720,770 in the first six months of 2026 as compared to gross profit of $9,270,842 in the first six months of 2025 due primarily to the decrease in revenue. Gross margin decreased to 24% during the first six months of 2026 as compared to 36% in the first six months of 2025 due to fixed costs in cost of sales not declining with the revenue decrease.

Consolidated operating expenses decreased 17% to $11,233,785 in the first six months of 2026 as compared to $13,601,777 in the first six months of 2025. Consolidated selling, general and administrative expenses decreased $2,938,508, or 24%, to $9,544,519 in the first six months of 2026 from $12,483,027 in the first six months of 2025, due primarily to lower selling and marketing expenses on lower revenue and lower personnel costs on headcount reductions during the first half of 2026. Amortization expense remained flat at $1,118,750 in the first six months of 2026 as compared to the same period of the prior year. The Company incurred $570,516 in transaction costs during the first six months of 2026 related to the proposed Suniva Merger.

Consolidated other income (expense) increased by $8,850,386 to income of $106,325 in the first six months of 2026 as compared to $8,744,061 of expense in the first six months of 2025. The decrease was primarily related to a $7,531,044 fair value remeasurement loss of the warranty liability in the prior year, a decrease of $1,136,532 in financing fees, a $675,883 increase in gain on debt extinguishment, a $441,446 decrease in interest expense, partially offset by a $899,080 decrease in gain on fair value remeasurement of contingent forward contract.

Consolidated operating loss in the first six months of 2026 was $7,513,015 as compared to $4,330,935 in the first six months of 2025. Net loss in the first six months of 2026 was $7,429,441, or $(1.86) per diluted share, compared to net loss of $13,103,847, or $ (8.42) per diluted share, in the first six months of 2025.

SUNation NY Operating Results

SUNation NY revenue decreased 46% or $8,836,895, to $10,528,508 in the first six months of 2026 as compared to $19,365,403 in first six months of 2025. Revenue in the first six monthss of 2026 and 2025 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2026	2025
Residential contracts	$6,417,981	$15,912,812
Commercial contracts	3,014,671	2,537,880
Service revenue	1,095,856	914,711
	$10,528,508	$19,365,403

Residential contract revenue decreased $9,494,831, or 60%, due to a 59% decrease in number of systems installed, 55% decrease in kilowatts installed and an 8% decrease in revenue per install. This overall decrease is due partially to the decreased customer demand with the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act, along with a decrease in available install days due to weather-related events during the first half of the year. The weather-related events during the first six months of 2026 resulted in 17 less available days to complete installations as compared to the same period of the prior year. Commercial contract revenue increased $476,791, or 19%. Service revenue increased $181,145, or 20%, due primarily to an increase in remove and reinstall projects and battery installations.

Gross profit decreased 65% to $2,683,130 in the first six months of 2026 as compared to gross profit of $7,633,604 in the first six months of 2025 due primarily to the decrease in revenue and additional decrease in gross margin. Gross margin decreased to 25.5% in 2026 compared to 39.4% in 2025 due primarily to fixed labor and overhead costs that did not decrease at the same rate as the revenue decline.

Selling, general and administrative expenses decreased 32% or $2,445,308 to $5,148,696 in 2026 (49% as a percentage of sales) as compared to $7,594,004 in 2025 (39% as a percentage of sales), due primarily to a decrease in selling and marketing expenses on lower residential contract revenue and lower personnel costs on headcount reductions during the first half of 2026. Amortization expense remained flat at $406,250 in 2026 as compared to 2025.

HEC Operating Results

HEC sales decreased 24%, or $1,507,561, to $4,827,928 in the first six months of 2026 as compared to $6,335,489 in the first six months of 2025. Sales in 2026 and 2025 by type were as follows:

	Revenue by Type
	Six Months Ended June 30
	2026	2025
Residential contracts	$4,150,492	$5,466,295
Commercial contracts	176,194	139,319
Service revenue	501,242	729,875
	$4,827,928	$6,335,489

Residential contract sales decreased $1,315,803, or 24%, due to a 28% decrease in kilowatts installed and a 36% decrease in installations, partially offset by a 38% increase in battery attachment rates, which is driving a 15% increase in average revenue per system installed. In May 2025, Hawaii implemented a new Bring Your Own Device Plus (“BYOD Plus”) program. Under this program, customers were paid a cash incentive and provided energy bill credits to add energy storage to an existing or new rooftop solar system. The overall decrease in residential installations is due to the expiration of federal tax credits at December 31, 2025 under the passage of the One Big Beautiful Bill Act. Service revenue decreased $228,633, or 31%, due to a decrease in repair and replacement installations.

Gross profit decreased 37% to $1,037,640 in the first six months of 2026 as compared to gross profit of $1,637,238 in the first six months of 2025 due primarily to the decrease in revenue and decrease in gross margin. Gross margin decreased to 21.5% in the first six months of 2026 compared to 25.8% in the first six months of 2025, driven by an increase in labor and overhead costs as a percentage of revenue.

Selling, general and administrative expenses decreased 19% to $1,613,546 in the first six months of 2026 (33% as a percentage of sales) as compared to $1,997,994 in the first six months of 2025 (32% as a percentage of sales), due primarily to a decrease in general excise tax on lower revenue and personnel expenses on headcount reductions. Amortization expense remained flat at $712,500 in 2026 as compared to 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $3,061,222 in cash, restricted cash and cash equivalents. Of this amount, $675,258 was invested in short-term money market funds that are not considered to be bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or other government agency. These money market funds seek to preserve the value of the investment at $1.00 per share; however, it is possible to lose money investing in these funds. The remainder in cash and cash equivalents is operating cash.

The Company had working capital deficit of $(3,223,953) at June 30, 2026, consisting of current assets of $10,549,361 and current liabilities of $13,773,314 compared to working capital of $1,066,408 at December 31, 2025.

Cash used in operating activities was $6,264,594 in the first six months of 2026 as compared to $3,533,533 in the same period of 2025. The increase in negative cash flow from operations is primarily driven by the increase in the net loss and an increase in payments against accounts payable. Significant working capital changes in the six months ended June 30, 2026 included a decrease of accounts payable of $2,791,040, a decrease in accounts receivable of $1,027,851, and a decrease in other assets of $857,855.

Net cash provided by investing activities was $1,200 in the first six months of 2026.

Net cash provided by financing activities was $2,142,272 in the first six months of 2026 compared to $5,864,389 provided by in the same period of 2025. Net cash provided by financing activities in the first six months of 2026 was related to $2,700,700 in proceeds from the issuance of common stock under a PIPE offering and $800,000 in borrowings against the related party line of credit, partially offset by $1,164,673 in payments against loans payable and related party loans payable, including the settlement of the debt with a former SUNation NY shareholder and $254,359 in equity issuance costs. Net cash provided by financing activities in the first sx months of 2025 was due to $17,871,964 in net proceeds from the issuance of common stock under a registered direct offering and $351,372 in proceeds from the issuance of common stock under the at-the-market offering, partially offset by $9,552,943 in payments against loans payable, $2,500,000 in payments of contingent consideration, and $267,391 in payments for the termination of warrants.

In connection with the SUNation NY acquisition, on November 9, 2022, the Company issued a $5,486,000 Long-Term Promissory Note (the “Long-Term Note”). The Long-Term Note was unsecured and matured on November 9, 2025. It carried an annual interest rate of 4% until the first anniversary of issuance, then 8% thereafter until the Long-Term Note was paid in full. The Company was required to make a principal payment of $2.74 million on the second anniversary of the Long-Term Note. The Long-Term Note may be prepaid at our option at any time without penalty. On April 10, 2025, the Long-Term Note was amended and restated whereby the principal amount of $5,486,000 previously due and payable under the original Long-Term Note, together with all accrued and unpaid interest owing thereunder, shall be due and payable on May 1, 2028, and such amended note became a senior secured instrument. Principal and interest payments under the amended Long-Term Note are payable monthly on the first day of each month commencing on June 1, 2025 for thirty-six consecutive months thereafter. Additionally, pursuant to the terms of that certain Senior Secured Contingent Note Instrument, entered into on April 10, 2025, the unearned 2024 earnout was rescheduled and is based on the earnout terms set forth therein pursuant to the financial conditions and terms covering each of fiscal years 2024 and 2025 and shall be payable in fiscal year 2026. On April 14, 2026 the Company entered into a debt conversion agreement in the aggregate amount of $1,200,000 of related party debt into restricted common stock, which reduced the Long-Term Note obligations thereunder.

Based on the Company’s current financial position, and the Company’s forecasted future cash flows for twelve months beyond the date of issuance of these financial statements, substantial doubt exists around the Company’s ability to continue as a going concern for a reasonable period of time. As noted in Notes 6 and 9, the Company raised capital and satisfied and reduced certain outstanding debt obligations during 2025 and 2026; however, there remains uncertainty related to our future cash flows as it relies on the ability to generate enough cash flow from its operating segments to cover the Company’s corporate overhead costs.

As a result, the Company requires additional funding and seeks to raise capital through sources that may include public or private equity offerings, debt financings and/or strategic alliances. On February 27, 2025, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of an aggregate of $20.0 million in securities, with $15.0 million in gross proceeds in the first closing on February 27, 2025 and $5.0 million in gross proceeds in the second closing on April 7, 2025. The Company was able to use the proceeds to pay off approximately $12.6 million in 2025 in outstanding debt and contingent liability obligations and since April 2025, the Company has further reduced certain debt obligations. However, it has not been sufficient to cover all of the Company’s current and future obligations. Additional funding or other financing structures may not be available on terms acceptable to the Company, or at all. On June 9, 2026, the Company also closed on a private placement financing involving the issuance of 2,390,000 shares of common stock on an at market price basis (with no price or other reset features) in the aggregate gross amount of $2,700,700, before deducting placement agent fees and expenses. The use of the proceeds of the June 2026 private placement are for working capital and operating expenses.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we concluded that our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no updates to our legal proceedings previously reported on our annual report on Form 10-K, filed on March 23, 2026.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which could materially affect our business, financial condition or future results.

There have been no material changes in the risk factors disclosed in our Form 10-K filed with the SEC on March 23, 2026, other than as set forth in our quarterly report on Form 10-Q filed on May 15, 2026, and as otherwise set forth below.

We periodically receive proposals to consider expansion, diversification and other forms of strategic transactions, and any such transactions that we may consider or consummate in the future could have negative consequences.

On April 9, 2026, the Company announced that its Board of Directors, including with the approval of its Transaction Committee, had authorized the review of a full range of strategic alternatives aimed at increasing shareholder value and best positioning the Company for long-term success, and in connection therewith, the Company had engaged Maxim Group, LLC to serve as its M&A and financial advisor to assist in this strategic process. The review considered a broad spectrum of possible actions, including, but not limited to, a potential sale of the Company, strategic merger or other business combinations, acquisitions, divestitures of assets, further optimization of the corporate structure, or other strategic or financial transactions that could enhance shareholder value and further optimize capital resources. Additionally, we have in the past and continue to periodically receive inquiries related to a range of strategic transactions and strategic alternatives, ranging from offers to acquire assets to grow our existing business to expansions to diversify our business and more. Strategic alternatives, if consummated, could take the form of mergers, acquisitions, partnerships, joint ventures, licensing arrangements or other strategic transactions.

We expect to continue to devote substantial time, as well as substantial human and capital resources, as we have in this regard to both the prior exploration of legitimate strategic options as well as with regard to our recently announced proposed Merger with Suniva Inc. -- in each case with the goal to increase shareholder value. There can be no assurance that the proposed Suniva Merger will result in a successful consummation, or such other strategic transaction if pursued in the alternative, or that such transaction(s) will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will lead to increased shareholder value or that it will ultimately result in a successful expansion or diversified business.

The process of evaluating these strategic options is very costly, including legal, financial advisor and accounting fees, expenses and other related charges that would otherwise be committed to operations. In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business.

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

If we are not successful in consummating a successful strategic alternative, expansion or diversification or if our plans are not executed in a timely fashion, this may cause reputational harm with our shareholders and the value of our common stock shares may be materially adversely impacted. In addition, speculation regarding any developments related to the review, execution and changes to the material terms of the proposed Suniva Merger, or of a an alternative strategic transaction and/or perceived uncertainties related to the future of our business could cause our share price to fluctuate significantly or result in the total loss of your investment.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect our businesses.

We continually review our operations with a view toward reducing our cost structure, including, but not limited to, reducing our labor cost-to-revenue ratio, improving process and system efficiencies and increasing our revenues and operating margins. During the 2026, we have reduced headcount and related personnel costs as we adjust to the reduction in residential solar installation demand following the January 1, 2026 effective date of the loss of certain federal residential tax credits. Despite these efforts, we have needed and may continue to need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or as certain events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. Additionally, we may seek to consider strategic changes to our business that may significantly alter our principal business focus or expand or diversify our business, in each case, such strategic transaction or changes, as the case may be, may result in a need to execute additional financing(s), including potentially significant dilutive financings. Any of these events may increase our operating costs, reduce revenue or have other detrimental effects, and we may have significant charges or losses associated with the write-down or divestiture of assets and our business may be materially and adversely affected.

Risks Relating to the Consummation of the Proposed Suniva Merger and such transactions related thereto

Failure to complete the proposed Suniva Merger and such transactions related thereto could negatively impact the Company.

If the Merger and such other transactions related thereto are not completed for any reason, there may be various adverse consequences, and the Company may experience negative reactions from the financial markets, as well as from its investors, customers and employees. For example, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to management’s focus on the proposed Merger and such other transactions related thereto, without realizing any of the anticipated benefits of completing the proposed Merger and such other transactions related thereto. Additionally, the market price of the Company’s Common Stock could decline to the extent that current market prices reflect a market assumption that the proposed Merger and such other transactions related thereto will be completed. The Company could also be subject to litigation related to the failure to consummate the proposed Merger and such other transactions related thereto or to proceedings commenced against the Company to perform its obligations pursuant to the Merger Agreement.

Additionally, the Company has incurred and may continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing, and mailing any necessary joint proxy statement/prospectus, and all filing and other fees paid in connection with the proposed Merger and such other transactions related thereto. If the proposed Merger and such other transactions related thereto are not consummated, the Company would have paid these expenses without realizing the expected benefits of the proposed Merger and such other transactions related thereto.

The Company may not be able to satisfy the requirements for the Closing under the Merger Agreement, which may cause material adverse consequences due to the consequent failure to complete the proposed Merger and such other transactions related thereto.

Consummation of the proposed Merger is subject to certain closing conditions, including, among other things, (a) approval by the Company’s stockholders of the matters being put to their vote, (b) approval by the requisite Suniva stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (c) Nasdaq’s approval of the listing of the shares of the Company’s common stock to be issued in connection with the Merger, (d) the effectiveness of the Registration Statement, and (e) the Company’s net cash not being less than negative $1,500,000. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including regarding the accuracy of the representations and warranties of the other party, subject to the applicable materiality standard, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the proposed Merger.

The Merger Agreement also contains customary termination rights of each of the Company and Suniva. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Suniva a termination fee of $1,000,000, and Suniva may be required to pay the Company a termination fee of $1,000,000. The Merger Agreement may be terminated if the proposed Merger has not been consummated on or before January 30, 2027, subject to a potential sixty (60)-day extension in certain circumstances, as set forth in the Merger Agreement.

The failure to meet the material conditions requisite to the closing of the proposed Merger may prevent the consummation of the Merger, and the consequent negative effects of such failure to meet these conditions and successfully close the transaction related thereto.

Failure to obtain the Stockholder Approval could result in significant disruption of business operations.

If the Company does not obtain the necessary stockholder approval for the proposals related to the proposed Merger as set forth in the Merger Agreement or as otherwise related thereto, then the Company will be required to unwind the proposed Merger transactions. Any such unwinding of the proposed Merger transactions may have significant and adverse effects on the Company’s business operations and could result in the loss of key assets and personnel, the threat of litigation over disagreements between the parties on how to implement the unwinding, and many or all of the negative consequences discussed throughout this document that would apply to the Company if it is unable to successfully consummate the proposed Merger and the transactions contemplated thereunder or that may apply regardless of whether the Company is able to successfully consummate the proposed Merger and the transactions contemplated thereby. The inability to secure the requisite stockholder approval could also undermine investor confidence, which may further negatively influence the Company’s stock price and market reputation.

The Company and Suniva will incur substantial costs related to the proposed Merger and integration of their businesses.

The Company and Suniva have incurred and expect to incur a number of non-recurring costs in furtherance of the consummation of the proposed Merger and transactions related thereto, including legal, financial advisory, accounting, consulting, and other advisory fees; regulatory filing fees; financial printing and other transaction-related costs. Some of these costs are payable by either the Company or Suniva whether the proposed Merger or the transactions related thereto are completed or not. Additionally, the integration costs following the proposed Merger’s completion may be substantial, and may include expenses related to facilities and systems consolidation, employment-related obligations, and efforts to maintain employee morale and retain key personnel. These costs may stem from the complex integration of numerous processes, policies, operations, technologies, and systems across areas such as purchasing, accounting, finance, payroll, compliance, treasury and vendor management, risk management, business operations, pricing, and employee benefits.

While the Company and Suniva estimate a certain level of integration costs, many factors beyond their control could increase the total amount and timing of these expenses. Additionally, many of these costs are inherently difficult to estimate with precision. As a result, assuming that the proposed Merger and related transactions are consummated, the combined company may need to take charges against earnings following the Merger’s consummation, and the amount and timing of such charges are uncertain. There can be no assurance that the transaction and integration costs will not outweigh any benefits of the consummation of the proposed Merger and related transactions, assuming that they occur.

The Company and Suniva may fail to realize the anticipated benefits of the proposed Merger and any related transactions.

Assuming that the consummation of the proposed Merger occurs, the result will be the combination of companies of significantly differing sizes, geographic bases, and operations. The success of the proposed Merger will depend, in part, on the ability to realize the anticipated benefits from integrating the businesses of the Company and Suniva. To achieve these benefits, the Company and Suniva must effectively merge and align their operations in a manner that permits the realization of those benefits and cost savings without adversely affecting current revenues and future growth. If the Company and Suniva do not successfully integrate their operations, the anticipated benefits of the consummation of the

Merger may not be realized fully or at all, or they may take longer to realize than expected. In addition, the actual cost savings achieved could be less than anticipated, and integration may result in additional or unforeseen expenses. An inability to realize the full extent of the anticipated benefits, or any delays in integrating the businesses, could adversely affect the revenues, expense levels, and operating results of the combined company, which may negatively impact the value of the Company’s common stock.

It is also possible that combining the two businesses could result in the disruption of ongoing operations or inconsistencies in standards, controls, procedures, and policies that adversely affect the ability to maintain relationships with customers, clients, and employees, or to achieve the anticipated benefits and cost savings of the proposed Merger. Moreover, integration efforts may divert management’s attention and resources, further impacting the combined company’s performance both during and after the integration period.

Furthermore, the board of directors and executive leadership of the combined company will consist of individuals from Suniva or at its section, which could require reconciling differing priorities and philosophies from those anticipated or which the Company’s employees, key personnel or shareholders are accustomed to. Any difficulties in effectively unifying these teams may also delay or prevent realization of the anticipated benefits of the Merger and any related transactions.

The Proposed Merger transaction is subject to review, clearance and approval of both the Securities and Exchange Commission, as well as the Nasdaq Stock Market.

The completion of the Company’s proposed Merger transaction with Suniva is subject to the receipt of necessary consents, clearance, and/or review by the SEC and approval of our application for listing on the Nasdaq Stock Market. We cannot assure you that the SEC will timely clear the Company’s filings, including the Registration statement on Form S-4 relating to the Merger, or at all, including the financial statements related thereto and incorporated therein, or that Nasdaq will approve our listing application on a timely basis, or at all.

Upon the Consummation of the proposed Merger, existing holders of the Company’s Common Stock will experience substantial dilution of their ownership interest in the Company, which could materially reduce or be perceived to reduce the value of their Company shareholdings.

Assuming that the proposed Merger closing occurs, the Company will issue the shares of its Common Stock at the Exchange Ratio, which involves a) each then-outstanding share of Suniva capital stock (including shares of Suniva common stock and shares of Suniva preferred stock) will be converted into the right to receive a number of shares of the Company’s common stock calculated in accordance with the Merger Agreement; (b) each then-outstanding Suniva warrant will be cancelled at the Effective Time, with each warrantholder entitled to receive for each warrant share a number of shares of the Company’s common stock equal to the Exchange Ratio, the per share exercise price of the warrant; and (c) each then-outstanding Suniva restricted stock unit will be fully vested and converted into shares of the Company’s common stock at the Exchange Ratio.

Under the Exchange Ratio in the Merger Agreement, upon the closing of the proposed Merger, on a pro forma basis and based upon the number of shares of the Company’s common stock expected to be issued in the proposed Merger, pre-Merger Suniva stockholders are expected to own approximately 98.2% of the combined company and pre-Merger SUNation stockholders are expected to own approximately 1.8% of the combined company. Therefore, the Exchange Ratio is anticipated to result in an immediate and substantial increase in the number of outstanding shares of Company Common Stock, and substantial dilution of existing Company stockholders’ ownership of and voting power in the Company. As such, existing Company stockholders should assume that their ownership stake and influence will be severely reduced upon the closing of the proposed Merger based on the Exchange Ratio.

Additionally, if the Company successfully registers the resale of the Company Common Stock issuable pursuant to any existing restricted shares or such future financing involving registration rights or pursuant to an exemption from registration and satisfaction of applicable holding periods related thereto, a substantial number of additional shares may become freely tradable. The presence of these newly registered or tradeable shares, as wel as the perception that they may be sold, could create an “overhang” in the market. Specifically, if the trading volume of the Company’s common stock cannot absorb the sales of these newly registered or tradeable shares, the price per share may decline.

The future results of the combined company following the consummation of the proposed Merger and such related transactions may suffer if it cannot effectively manage its expanded operations, and the potential need to obtain sufficient capital for the expansion of the combined company’s operations.

Assuming that the consummation of the proposed Merger and such related transactions occur, the size of the combined company’s business is expected to be significantly greater than the current size of the Company’s existing business. The combined company’s future success will depend, in part, on its ability to manage these expanded operations, which may pose challenges for management, including challenges related to oversight of new operations and the associated increase in capital financing needs, expenditures and complexity. The combined company may also face heightened scrutiny from governmental and regulatory authorities as a result of its larger scale. However, there can be no assurance that the combined company will be successful or that it will realize the operating efficiencies, revenue enhancements, or other benefits currently anticipated from the consummation of the Merger and such related transactions.

The combined company may be unable to retain the Company’s and/or Suniva’s personnel after the consummation of the proposed Merger and such related transactions.

Assuming that the consummation of the proposed Merger and such related transactions occurs, their eventual success will depend in-part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and Suniva. It is possible that these employees may decide not to remain with the Company or Suniva, as applicable, while the proposed Merger and such related transactions are pending or with the combined company after the propsosed Merger and such related transactions are consummated. If the Company and Suniva are unable to retain key employees, including management, who are critical to the successful integration and future operations of the respective companies, the lines of business conducted by the Company and Suniva prior to the consummation of the proposed Merger and such related transactions could face disruptions in their operations, loss of existing customers, loss of key information, expertise, or know-how, and unanticipated recruitment costs. In addition, if key employees terminate their employment following the consummation of the proposed Merger and such related transactions, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The combined company may be unable to locate or retain suitable replacements for any key employees who leave either company.

The anticipated pro formas of the combined consolidated financial information of the Company and Suniva is preliminary and the actual consideration to be issued in the proposed Merger and such related transactions, as well as the actual financial condition and results of operations of the combined company after the proposed Merger, may differ materially.

The anticipated pro formas of the combined consolidated financial information of the Company and Suniva are currently preliminary and indicative and may not necessarily and ultimately prove to be what the combined company’s actual financial conditions or results of operations will be in the future. The pro forma combined consolidated financial information will reflect potential adjustments, which are based upon preliminary estimates. Among other things, the actual value of the consideration that the Company receives upon the consummation of the proposed Merger, assuming that it occurs, may vary significantly from the value used in preparing the unaudited pro forma combined consolidated financial information provided in tandem with these risk factors and the SEC filings of which they form a part. Accordingly, the final acquisition accounting adjustments may differ materially from the pro formas and any adjustments which may be reflected in the pro formas combined consolidated financial information.

Suniva’s directors, executive officers and principal stockholders will have substantial control over the Company after the consummation of the proposed Merger, which could limit other stockholders’ ability to influence the outcome of corporate matters and key transactions, including a change of control.

Upon (and assuming) the consummation of the proposed Merger, the Company’s executive officers, directors and principal stockholders and their affiliates will own less than 1% of the outstanding shares of the Company Common Stock, after giving effect to the Exchange Ratio related to the proposed Merger, with the Company’s existing stockholders owning approximately 1.8% of the outstanding shares of the Company common stock. This significant concentration of ownership may have a negative impact on the trading price of the Company’s common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from other stockholders of the Company and may vote in a way with which other stockholders of the Company disagree, and which may be adverse to the Company’s interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company, could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of the Company Common Stock.

The Company will be subject to business uncertainties and contractual restrictions while the proposed Merger and related transactions are pending.

Uncertainty about the success of consummation and the effect of consummation of the proposed Merger and such related transactions on employees and customers may have an adverse effect on the Company and Suniva. These uncertainties may impair the Company’s or Suniva’s ability to attract, retain, and motivate key personnel until the proposed Merger and such related transactions are completed, and could cause suppliers, business partners, and other parties that deal with the Company or Suniva to seek to change existing business relationships with the Company or Suniva. In addition, subject to certain exceptions, the Company and Suniva have each agreed to operate their businesses in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect their ability to consummate the proposed Merger and such related transactions on a timely basis without the consent of the other party. These restrictions may prevent the Company and Suniva from pursuing attractive business opportunities that may arise prior to the completion of the proposed Merger and such related transactions. If any of the aforementioned risks were to materialize, they could lead to significant costs which may negatively impact each party’s results of operations and financial condition if the parties are not successful in consummating the proposed Merger and such related transactions, and which may also cause material adverse effects on the Company if the Merger and such related transactions are not consummated.

The market price of the Company Common Stock may be affected by factors different from those currently affecting the shares of the Company Common Stock assuming the consummation of the proposed Merger and such related transactions.

The Company’s business differs from that of Suniva, and certain adjustments will be made to the Company’s operations assuming that the consummation of the proposed Merger and such related transactions occur. Accordingly, the results of operations of the combined company and the market price of the Company’s common stock after the assumed consummation of the proposed Merger and such related transactions may be affected by factors different from those currently affecting the independent results of operations of the Company.

The Company’s stockholders will not have appraisal rights or dissenters’ rights in the Merger.

Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction.

Under Section 262 of the Delaware General Corporation Law, the Company’s stockholders will not be entitled to appraisal rights in connection with the Merger. If the Merger is completed, the Company’s stockholders will not receive any consideration, and their shares of the Company Common Stock will remain outstanding and will constitute shares of the Company following the completion of the Merger. Accordingly, the Company’s stockholders are not entitled to any appraisal rights in connection with the Merger.

The absence of appraisal or dissenters’ rights poses several risks to the stockholders of the Company with respect to the Merger. Specifically, stockholders dissatisfied with the terms of the Merger cannot seek a judicial determination of fair value for their shares, limiting their ability to contest valuation. Without these rights, minority stockholders have fewer legal tools to challenge transactions they perceive as unfair, reducing their recourse in potentially inequitable situations. Additionally, stockholders unable to exercise appraisal or dissenters’ rights may be forced to sell their shares on the open market, exposing them to potential losses due to market fluctuations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2026 the Board of Directors approved issuance of $1.2 million in restricted shares of the Company’s common stock related to the conversion of a portion of the Company’s Long-Term Note, pursuant to which (1) Mr. Scott Maskin was issued 554,712 shares of restricted common stock and (2) Mr. James Brennan was issued 123,254 shares of restricted common stock, each issuance at a price of $1.77 per share (a premium to both the stock price and 5-day prior closing average on April 13, 2026). In addition, such shares issued under the debt conversion agreement, are subject to a 6-month lock-up agreement, which is in addition to their other affiliate/control person restrictions.

On June 7, 2026, the Company entered into a securities purchase agreement (“SPA”) with certain institutional and accredited investors for the purchase and sale of an aggregate of 2,390,000 in shares of common stock of the Company, par value $0.05 per share (the “PIPE Shares”), for gross proceeds of $2,700,700, which PIPE Shares were priced at market at $1.13 per share, based on the closing price of the Company’s Common Stock on the Nasdaq Capital Market on June 5, 2026. There are no warrants related to this issuance, and no price adjustment features related to the PIPE Shares. The PIPE Shares have not been registered under the Securities Act of 1933 and were offered pursuant to exemption from registration. Concurrently with the entry into the SPA, the Company entered into a Registration Rights Agreement (“RRA”) with the PIPE investors for the registration for resale of the PIPE Shares pursuant to a registration statement. A copy of the SPA and RRA are included as exhibits to the Company’s Form 8-K, dated June 8, 2026, and referenced in the exhibit index to this quarterly report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Audit Committee Appointment

On July 29, 2026, the Board of Directors of the Company appointed Roger H.D. Lacey as an additional member to its existing Audit Committee of the Board, which included and will continue to include Kevin O’Connor (Chair), and Spring Hollis (member). The Audit Committee will now consist of three total members, all of whom are independent directors in accordance with applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market.

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.  Exhibits

The following exhibits are included herewith:

1.1	Form of Placement Agency Agreement, dated June 5, 2026 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026)
2.1

Agreement and Plan of Merger dated as of June 5, 2026, by and among SUNation Energy, Inc., SUNation Merger Sub, Inc. and Suniva, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026)

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026)
10.2	Securities Purchase Agreement, dated June 7, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026)
10.3	Registration Rights Agreement, dated June 7, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2026)
10.4

ATM Sales Agreement, dated April 8, 2026, between SUNation Energy, Inc. and Maxim Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2026)

10.5	Amendment to Secured Revolving Line of Credit Agreement, dated April 14, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2026)
10.6	Amended Secured Revolving Line of Credit Note, dated April 14, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2026)
10.7	Debt Conversion Agreement, dated April 14, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2026)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32	Certifications pursuant Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNation Energy, Inc.

	By	/s/ Scott Maskin
Scott Maskin
Date: August 12, 2026		Chief Executive Officer

	By	/s/ Kristin A. Hlavka
Kristin A. Hlavka
Date: August 12, 2026		Chief Accounting Officer